Form 10QSB
period 1996-08-31
TELETOUCH COMMUNICATIONS INC
filed 1996-10-15
CIK 928659

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED AUGUST 31, 1996
                                      OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____ TO ___

                                COMMISSION FILE
                                NUMBER 0-24992

                        TELETOUCH COMMUNICATIONS,  INC.
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


                 DELAWARE                             75-2556090
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
       Incorporation or Organization)

                         110 NORTH COLLEGE, SUITE 200
                              TYLER, TEXAS  75702
         (Address of principal executive offices, including zip code)

                                (903) 595-8800
               (Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES  X                                  NO
                    -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.001 par value - 6,347,416 shares outstanding as of October 15, 1996

         Transitional Small Business Disclosure Format :  YES  __     NO  X
                                                                          -

                        TELETOUCH COMMUNICATIONS, INC.
                                  FORM 10-QSB
                         QUARTER ENDED AUGUST 31, 1996

                                                                                          PAGE NO.
                                                                                          ---- ---

                        PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS - TELETOUCH COMMUNICATION, INC. (UNAUDITED)


           CONDENSED CONSOLIDATED  BALANCE SHEETS AT
             AUGUST 31, 1996 AND MAY 31, 1995                                               4

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS -
             THREE MONTHS ENDED AUGUST 31, 1996 AND
             AUGUST 31, 1995                                                                5

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
             THREE MONTHS ENDED AUGUST 31, 1996 AND
             AUGUST 31, 1995                                                                6

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                             7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS                                            10


                          PART II.  OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS                                                               15

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                15

           SIGNATURES                                                                      16

                         PART 1. FINANCIAL INFORMATION

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                                                August 31            May 31
                                                                  1996                1996
                                                                ---------          ---------
                                                                (Unaudited)
                                    ASSETS

CURRENT ASSETS:
   Cash and cash equivalents.............................         $ 2,663          $  1,021
   Accounts receivable, net..............................           2,267             1,705
   Inventory, net........................................           3,721             3,498
   Deferred income tax assets............................             124               124
   Prepaid expenses and other current assets.............             579               336
                                                                  -------          --------
                                                                    9,354             6,684

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
   depreciation..........................................          20,729            20,198

GOODWILL, INTANGIBLES AND OTHER ASSETS, net of
   accumulated amortization..............................          65,242            57,080
                                                                  -------          --------
                                                                  $95,325          $ 83,962
                                                                  =======          ========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses.................        $  4,269          $  3,562
   Deferred revenue......................................           1,196               981
                                                                 --------          --------
                                                                    5,465             4,543

LONG-TERM DEBT...........................................          76,681            60,115

COMMITMENTS AND CONTINGENCIES

DEFERRED INCOME TAXES....................................             584               740

STOCKHOLDERS' EQUITY:
   Series A cumulative preferred stock, $.001 par value..              --                --
   Series B preferred stock, $.001 par value.............              --                --
   Common stock, $.001 par value.........................               6                 6
   Additional paid-in capital............................          24,865            24,865
   Accumulated deficit...................................         (12,276)           (6,307)
   Stock subscription receivable.........................              --                --
                                                                 --------          --------
                                                                   12,595            18,564
                                                                 --------          --------
                                                                 $ 95,325          $ 83,962
                                                                 ========          ========

     See Accompanying Notes to Condensed Consolidated Financial Statements

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONDENDSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS - EXCEPT SHARES AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                             Three Months ended
                                                               August 31,
                                                        ---------------------------
                                                           1996             1995
                                                        ----------      -----------
Pager sales and service revenue.........................  $    8,906   $    4,921
Other sales and service revenue.........................         669          658
Cost of products sold...................................      (1,299)      (1,078)
                                                          ----------   ----------
 Net revenue                                                   8,276        4,501

Expenses:
 Operating..............................................       1,919          928
 Selling................................................       1,527          919
 General and administrative.............................       1,913        1,217
 Depreciation and amortization..........................       2,965        1,479
 Merger termination charges.............................         522           --
                                                          ----------   ----------
Total expenses..........................................       8,846        4,543
                                                          ----------   ----------
Operating loss..........................................        (570)         (42)

Interest expense, net...................................      (1,987)      (1,029)
                                                          ----------   ----------

Loss before income taxes and extraordinary item.........      (2,557)      (1,071)
Income tax benefit......................................        (156)        (347)
                                                          ----------   ----------

Loss before extraordinary item..........................      (2,401)        (724)

Extraordinary item, early debt retirement...............      (3,568)           -
                                                          ----------   ----------

Net loss................................................      (5,969)        (724)
Preferred stock dividends...............................        (596)        (175)
                                                          ----------   ----------

Loss applicable to common stock.........................  $   (6,565)  $     (899)
                                                          ==========   ==========

Loss per share..........................................
 Loss before extraordinary item.........................  $    (0.47)  $    (0.17)
 Extraordinary item.....................................       (0.56)          --
                                                          ----------   ----------
 Net loss per share.....................................  $    (1.03)  $    (0.17)
                                                          ==========   ==========

Weighted Average Shares Outstanding.....................   6,347,416    5,272,725
                                                          ==========   ==========

     See Accompanying Notes to Condensed Consolidated Financial Statements

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                             Three Months Ended
                                                                August 31,
                                                             ---------------------
                                                                 1996         1995
                                                             --------     --------
OPERATING ACTIVITIES:
Net loss...................................................  $ (5,969)      $   (724)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Loss on early retirement of debt.........................     3,568             --
  Depreciation and amortization.........................        2,965          1,479
  Non cash interest expense................................       670            114
  Deferred income taxes....................................      (156)          (346)
  Changes in operating assets and liabilities:
    Accounts receivable, net...............................      (343)          (184)
    Inventories............................................      (488)           166
    Prepaid expenses and other  current  assets............       (99)            98
    Accounts payable and accrued expenses.................        326            560
    Deferred revenue.......................................       193            200
                                                             --------       --------

Net cash provided by operating activities..................       667          1,363
                                                             --------       --------

INVESTING ACTIVITIES:
 Capital expenditures, including pagers....................      (572)          (124)
 Acquisitions, net of cash acquired........................   (10,626)       (50,600)
 Deferred costs associated with pending acquisitions, net..         6             --
 Decrease in other assets..................................        --            (26)
                                                             --------       --------

Net cash used for investing activities.....................   (11,192)       (50,750)
                                                             --------       --------

FINANCING ACTIVITIES:
 Debt incurred in connection with acquisitions.............    10,626         35,194
 Proceeds from new debt....................................    57,173             --
 Payments on long-term debt................................   (52,700)            (9)
 Payments to related parties...............................        --             (7)
 Debt issue costs..........................................    (2,932)            --
 Net proceeds from preferred stock and
  common stock warrants....................................        --         15,891
 Proceeds from stock subscription receivable...............        --             52
                                                             --------       --------

Net cash provided by financing activities..................    12,167         51,121
                                                             --------       --------


NET INCREASE IN CASH AND CASH EQUIVALENTS..................     1,642          1,734
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........     1,021            715
                                                             --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.................  $  2,663       $  2,449
                                                             ========       ========


     See Accompanying Notes to Condensed Consolidated Financial Statements

                        TELETOUCH COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements of Teletouch Communications, Inc., and its subsidiaries (the "Company") for the periods ended August 31, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Company were disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 1996. The balance sheet at May 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain the material adjustments necessary to present fairly the financial position of the Company at August 31, 1996 and May 31, 1996 and the results of its operations and cash flows for the periods ended August 31, 1996 and 1995. All such adjustments are of a normal recurring nature. Interim period results are not necessarily indicative of the results to be achieved for the full year. The financial statements for the periods ended August 31, 1996 and 1995 include the results of operations for companies acquired by Teletouch from the effective date of the acquisition, see Note B.

IMPAIRMENT OF LONG-LIVED ASSETS: In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The Company has adopted Statement 121 in the first quarter of fiscal year 1997 and has determined that no material impairment loss has occurred.

NOTE B - ACQUISITIONS

During the first quarter of fiscal year 1997, the Company completed the acquisition of all of the stock of Russell's Communication, Inc., d.b.a. LaPageCo ("LaPageCo") and AACS Communications, Inc. ("AACS") for cash consideration of approximately $2.3 million and $1.9 million, respectively. In addition, the Company acquired substantially all of the assets of Warren Communications, Inc. ("Warren"), for cash consideration of approximately $5.1 million and Dave Fant Company, d.b.a. Oklahoma Radio Systems ("ORS") for cash consideration of approximately $2.1 million. The consideration paid for these acquisitions was obtained from the amounts available under the Company's existing credit facility.

Each of these acquisitions have been accounted for using the purchase method of accounting. Of the total purchase price for these acquisitions, for financial reporting purposes, the preliminary allocation will be approximately $0.9 million to property, plant and equipment, $0.2 million to accounts receivable, $0.2 million to inventory and other assets, $4.0 to FCC licenses, $3.6 million to subscriber bases, $0.4 million to non-compete, with the remaining amount allocated to goodwill.

The following unaudited pro forma summary financial information presents the results of operations of the Company as if the acquisitions, and related financing, had occurred at the beginning of each period presented. This summary may not be indicative of what would have occurred had the acquisitions been made as of these dates or of results which may occur in the future. The historical financial statements used to prepare the summary reflect the acquisitions from the effective date of the respective acquisition forward, using the purchase method of accounting, based on the estimated fair values of assets purchased and liabilities assumed.

                        TELETOUCH COMMUNICATIONS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)

NOTE B - ACQUISITIONS (CONTINUED)

                                                       THREE MONTHS ENDED
                                                             AUGUST 31,
                                                    ------------------------
                                                           (UNAUDITED)
                                                      1996           1995
                                                    -------         --------
     Net revenue................................    $ 9,172         $ 8,058
                                                    =======         =======
     Operating income (loss)....................    $  (366)        $   301
                                                    =======         =======
     Net loss before extraordinary item.........    $(2,184)        $(1,136)
                                                    =======         =======
     Extraordinary item.........................    $(3,568)        $    --
                                                    =======         =======
     Net Loss...................................    $(5,752)        $(1,136)
                                                    =======         =======
     Loss per share:
          Loss before extraordinary item........    $ (0.44)        $ (0.32)
                                                    =======         =======
          Extraordinary item per share..........    $ (0.56)        $    --
                                                    =======         =======
          Net Loss per share....................    $ (1.00)        $ (0.32)
                                                    =======         =======

NOTE C - GOODWILL, INTANGIBLES AND OTHER ASSETS

Goodwill, intangibles and other assets consist of the following:

                                                     AUGUST 31,          MAY 31,
                                                        1996              1996
                                                     ----------         --------
                                                    (Unaudited)
          Goodwill..............................        $22,417         $20,380
          Subscriber bases......................         27,606          24,014
          FCC licenses..........................         19,670          15,600
          Deferred acquisition costs............            597             998
          Non-compete agreements................            650             300
          Debt issue costs......................          3,467           3,795
          Other.................................            203             203
                                                        -------         -------
                                                         74,610          65,290
          Accumulated amortization..............         (9,368)         (8,210)
                                                        -------         -------
                                                        $65,242         $57,080
                                                        ========        =======


NOTE D - LONG-TERM DEBT

Long-term debt consists of the following:

                                                     AUGUST 31,         MAY 31,
                                                        1996             1996
                                                     ----------         -------
                                                     (Unaudited)

     Notes Payable..............................        $66,800         $50,700
     Junior Subordinated Notes..................          9,881           9,415
                                                        -------         -------
                                                        $76,681         $60,115
                                                        =======         =======

                        TELETOUCH COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)

NOTE D - LONG-TERM DEBT (CONTINUED)

In July 1996, the Company entered into an agreement with a group of lenders, led by Chase Manhattan Bank, to provide new loans in an amount not to exceed $95 million (the "Credit Facility"). As of August 31, 1996, $66.8 million of the Credit Facility had been funded and $28.2 million is available for future funding. The funding from the Credit Facility was used to repay notes payable to FINOVA Capital Corporation (the "FINOVA Loan"), and to provide the financing necessary to complete the acquisitions discussed in Note B. As a result of the repayment of the FINOVA Loan, the Company was required to pay a $1 million prepayment penalty to FINOVA Capital Corporation ("FINOVA"). The prepayment penalty, and the unamortized deferred loan costs associated with the FINOVA Loan of approximately $2.6 million, have been recorded as an extraordinary expense. Direct costs incurred in connection with obtaining the Credit Facility of approximately $2.9 million have been deferred and are being amortized, using the effective interest rate method, over the term of the loan.

The Credit Facility bears interest, at the Company's designation, at a floating rate of either the prime rate plus 1% to 2% or LIBOR plus 2% to 3% depending on the leverage ratio of the Company and is secured by substantially all of the assets of the Company and its subsidiaries. Borrowings under the Credit Facility require that the principal be repaid in escalating quarterly installments beginning in February 1998 and ending in fiscal year 2004. The terms require that the Company obtain an interest rate protection agreement, within one hundred and twenty days of closing, to protect at least 50% of the commitments against fluctuations in the three-month LIBOR rate for a period of at least three years. In addition, the terms require the maintenance of certain specified financial and operating covenants, provide for restrictions on capital expenditures and future acquisitions, prohibit any payments on the Junior Subordinated Notes or the payment of dividends.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS CONTAINED HEREIN ARE NOT BASED ON HISTORICAL FACTS, BUT ARE FORWARD-LOOKING STATEMENTS THAT ARE BASED UPON NUMEROUS ASSUMPTIONS ABOUT FUTURE CONDITIONS THAT COULD PROVE NOT TO BE ACCURATE. ACTUAL EVENTS, TRANSACTIONS AND RESULTS MAY MATERIALLY DIFFER FROM THE ANTICIPATED EVENTS, TRANSACTIONS OR RESULTS DESCRIBED IN SUCH STATEMENTS. THE COMPANY'S ABILITY TO CONSUMMATE SUCH TRANSACTIONS AND ACHIEVE SUCH EVENTS OR RESULTS IS SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE EXISTENCE OF DEMAND FOR AND ACCEPTANCE OF THE COMPANY'S PRODUCTS AND SERVICES, REGULATORY APPROVALS AND DEVELOPMENTS, ECONOMIC CONDITIONS, THE IMPACT OF COMPETITION AND PRICING, RESULTS OF FINANCING EFFORTS AND OTHER FACTORS AFFECTING THE COMPANY'S BUSINESS THAT ARE BEYOND THE COMPANY'S CONTROL. THE COMPANY UNDERTAKES NO OBLIGATION AND DOES NOT INTEND TO UPDATE, REVISE OR OTHERWISE PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT FUTURE EVENTS OR CIRCUMSTANCES.

The Company is a leading provider of wireless messaging services, primarily paging services, in non-major metropolitan areas and communities in the southeast United States. As of August 31, 1996 the Company had approximately 275,000 pagers in service. The Company derives the majority of its revenues from fixed periodic fees, not dependent on usage, charged to subscribers for paging services. As long as a subscriber remains on service, operating results benefit from the recurring payments of the fixed periodic fees without incurring additional selling expenses or other fixed costs. Due to the growth from the completion of the acquisitions discussed below, the Company's results of operations for prior periods may not be indicative of future performance.

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this report.

ACQUISITIONS

In August 1995, the Company purchased substantially all of the non-cash assets and assumed selected liabilities of Dial-A-Page, Inc. ("Dial") for a purchase price of approximately $49.4 million (the "Dial Acquisition"). Of the total purchase price, for financial reporting purposes, approximately $14.2 million was allocated to property, plant and equipment, $0.5 million to accounts receivable, $15.5 million to FCC licenses, $13.8 million to subscriber bases, $0.1 million to non-compete, $1.2 million to current liabilities, and $0.1 million to other current assets, with the remaining amount allocated to goodwill. To complete the Dial Acquisition, and to provide additional working capital, the Company completed the private placement of $25 million of debt and equity securities with Continental Illinois Venture Corporation ("CIVC") and certain other parties both related and unrelated to CIVC (together with CIVC, the "CIVC Investors"), and $35 million in additional senior financing from its' existing senior lender, FINOVA Capital Corporation (the "FINOVA Loan"). In July 1996, the FINOVA Loan was repaid with proceeds from the Credit Facility.

During the first quarter of fiscal year 1997, the Company completed the acquisition of all of the stock of Russell's Communication, Inc., d.b.a. LaPageCo ("LaPageCo") and AACS Communications, Inc. ("AACS") for cash consideration of approximately $2.3 million and $1.9 million, respectively. In addition, the Company acquired substantially all of the assets of Warren Communications, Inc. ("Warren"), for cash consideration of approximately $5.1 million and Dave Fant Company, d.b.a. Oklahoma Radio Systems ("ORS") for cash consideration of approximately $2.1 million. The consideration paid for these acquisitions was obtained from available capacity under the Company's existing credit facility.

Each of these acquisitions have been accounted for using the purchase method of accounting. Of the total purchase price for these acquisitions, for financial reporting purposes, the preliminary allocation will be approximately $0.9 million to property, plant and equipment, $0.2 million to accounts receivable, $0.2 million to inventory and other assets, $4.0 to FCC licenses, $3.6 million to subscriber bases, $0.4 million to non-compete, with the remaining amount allocated to goodwill.

RESULTS OF OPERATIONS

The following table presents certain items from the Company's condensed consolidated statements of operations, certain unaudited pro forma information, and certain other information for the periods indicated. The pro forma information presents results of the operations of the Company as if the Dial Acquisition and the acquisitions of LaPageCo, AACS, Warren, and ORS (collectively, "the Fiscal Year 1997 Acquisitions") and the related financing, had occurred at the beginning of each period presented.

                                                                                      Pro forma
                                              Three Months ended                  Three Months ended
                                                  August 31,                          August 31,
                                              ------------------                  ------------------
                                              1996          1995                  1996           1995
                                              ----          ----                  ----           ----
                                             (in thousands, except pagers, ARPU and per share amounts)
 Net revenue                                  $ 8,276       $ 4,501               $ 9,172        $ 8,058

 Operating loss                               $  (570)          (42)                 (366)           301

 Loss before extraordinary item               $(2,401)      $  (724)              $(2,184)       $(1,136)

 Loss per share before extraordinary item     $ (0.47)      $ (0.17)              $ (0.44)       $ (0.32)

 EBITDA (1)(2)                                $ 2,917       $ 1,437               $ 3,400        $ 3,124

 Pagers in service at end of period           275,000       173,000               275,000        232,500

 Average revenue per unit ("ARPU")            $ 11.77       $ 13.93               $ 11.51        $ 12.22

___________________________

(1) EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA is a standard measure of financial performance in the paging industry. However, EBITDA is not a measure defined in generally accepted accounting principles ("GAAP") and should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with GAAP. EBITDA is, however, one of the primary financial measures by which the Company's covenants are calculated under the agreements governing the Company's indebtedness.
(2) As discussed below, in July 1996 the Company and ProNet, Inc. mutually agreed to terminate a previously announced agreement to merge the Company with a subsidiary of ProNet. In addition, the Company elected not to complete certain other acquisitions that it had been pursuing. The actual and proforma EBITDA for the three months ended August 31, 1996 shown above excludes $522,000 of non-recurring costs associated with these terminations.

Results of Operations for the three months ended August 31, 1996 and 1995
-------------------------------------------------------------------------

Net Revenue:  The historical net revenue of the Company has increased to $8.3
-----------
million in the first three months of fiscal year 1997 from $4.5 million in the first three months of fiscal year 1996. This increase is due primarily to the increase in the pagers in service resulting from the Fiscal Year 1997 Acquisitions as well as greater market penetration in the Company's existing markets. Pagers in service increased to approximately 275,000 at August 31, 1996 as compared to 173,000 at August 31, 1995. The Fiscal Year 1997 Acquisitions represented approximately 72,000 of this increase. The Company believes that internal growth due to further penetration of its' existing markets will continue.

The impact on net revenue of the increase in pagers in service is partially offset by the decline in average revenue per unit ("ARPU"). ARPU for the three months ended August 31, 1996 was $11.77 as compared to $13.93 for the three months ended August 31, 1995. This decline in ARPU is due to increased competition in the Company's markets as well as an increase in the number of paging units sold to paging resellers. Paging resellers are businesses that buy airtime at wholesale prices from the Company and sell the service to subscribers. While the wholesale price to the reseller is lower than the price the Company charges directly to its customers, the reseller bears the cost of acquiring, billing, collecting and servicing the subscribers. Prior to the Fiscal Year 1997 Acquisitions, approximately 16% of the Company's paging units were sold through resellers, as of August 31, 1996 approximately 34% of the Company's paging units are sold through resellers. The Company expects to see the ARPU continue to decline as the competition continues to pursue customers in its marketplace, generally resulting in new customers being added at a lower ARPU than the Company's existing ARPU in that market. In addition, the higher percentage of units sold through resellers in the Fiscal Year 1997 Acquisitions as compared to the percentage sold through resellers by the Company prior to these acquisitions, will also result in an overall reduction of the ARPU. However, while there can be no assurance, the Company expects that the growth in units in service will increase sufficiently to offset this decline in ARPU.

Expenses, excluding depreciation and amortization: Operating expenses, excluding
-------------------------------------------------
depreciation and amortization, were $5.9 million, 71% of net revenue, in the first three months of fiscal year 1997 as compared to $3.1 million, 68% of net revenue in the first three months of fiscal year 1996. The increased costs are primarily due to the inclusion of operating results of the Dial Acquisition for three full months in fiscal year 1997 as compared to only one month in fiscal year 1996 and one month of expenses in fiscal year 1997 for the Fiscal Year 1997 Acquisitions. In addition, $0.5 million of non-recurring costs are included in general and administrative expenses for the three months ended August 31, 1996 related to costs incurred in connection with a now terminated proposed merger with ProNet, Inc. ("ProNet") and certain other proposed acquisitions that the Company will not be pursuing. Excluding the impact of these non-recurring costs, operating expenses for the first three months of fiscal year 1997 were $5.4 million, 65% of net revenues. The decrease as a percentage of net revenue is due to fixed costs being spread over an increased customer base. On a proforma basis, assuming the Fiscal Year 1997 Acquisitions and the Dial acquisition had occurred at the beginning of the respective periods, these expenses increased to $6.3 million, 69% of proforma net revenue, ($5.8 million and 63% excluding the costs associated with the terminated ProNet merger and other acquisitions) for the first three months of fiscal year 1997 as compared to $4.9 million, 61% of proforma net revenue, in the first three months of fiscal year 1996. The increase as a percentage of proforma net revenue is primarily due to the increased costs associated with a much larger, publicly traded, company. Many of these costs, including increased general and administrative salaries and other costs, are incurred early in the growth process. Accordingly, although the actual costs are expected to continue to increase, the Company expects them to decrease as a percentage of net revenue as the company continues to grow.

Depreciation and amortization:  Depreciation and amortization expense increased
-----------------------------
to $3.0 million in the first three months of fiscal year 1997 from $1.5 million in the first three months of fiscal years 1996. The increase is due primarily to the increased amortization of intangible assets resulting from the Dial Acquisition and the Fiscal Year 1997 Acquisitions. The Company expects that this expense will continue to increase in the near term as the amortization related to the Dial Acquisition and the Fiscal Year 1997 Acquisitions are included in the results of operations for a full year.

Interest Expense:  Interest expense increased to $2.0 million in the first three
----------------
months of fiscal year 1997 from $1.0 million in the first three months of fiscal years. This increase is due to the increased debt incurred by the Company in connection with the Fiscal Year 1997 Acquisitions and the Dial Acquisition as well as the financing of the costs associated with obtaining the Credit Facility. The Credit Facility terms provide for lower interest rates than the FINOVA Loan; however, due to the increased amount borrowed, the interest expense for fiscal year 1997 will be greater than the amounts incurred in fiscal year 1996.

Income tax benefit:  For fiscal year 1997 the Company estimates the effective
------------------
tax benefit rate will be 6.1% as compared to 31.3% for fiscal year 1996. The decrease is due to the recording of a valuation allowance against deferred tax assets which are not likely to be realized. Specifically, the Company's carryforwards expire at specific future dates and utilization of certain carryforwards is limited to specific amounts each year. However, due to the uncertain nature of their ultimate realization the Company has established a significant valuation allowance against these carryforward benefits and will recognize benefits only as reassessment demonstrates they are realizable. Realization is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of the Company's income tax expense.

Extraordinary Item:  In July 1996, the Company repaid its outstanding notes
------------------
payable to FINOVA Capital Corporation ("FINOVA") with the proceeds of the Credit Facility. As a result of this prepayment of the FINOVA Loan, the Company incurred a prepayment penalty of $1.0 million. The prepayment penalty, and unamortized deferred loan costs associated with the FINOVA Loan of approximately $2.6 million, were recorded as an extraordinary item. As discussed above, the Company has recorded a significant valuation allowance against tax assets which are not likely to be realized. Accordingly, the Company has not recognized any tax benefit associated with this extraordinary item.

EBITDA:  EBITDA increased to $2.4 million, 29% of net revenue, ($2.9 million,
------
35% of net revenue, excluding the $0.5 million of costs associated with the terminated ProNet merger and other terminated acquisitions) in the first three months of fiscal year 1997 from $1.4 million, 32% of net revenue, in the first three months of fiscal year 1996. On a proforma basis, assuming the Fiscal Year 1997 Acquisitions and the Dial Acquisition had occurred at the beginning of the respective periods, EBITDA increased to $2.9 million, 31% of proforma net revenue, ($3.4 million and 37% excluding the costs associated with the terminated ProNet merger and other acquisitions) for the first three months of fiscal year 1997 as compared to $3.1 million, 39% of proforma net revenue, in the first three months of fiscal year 1996. The decrease in proforma EBITDA as a percentage of net revenue is due to the impact of the increased costs associated with running a larger, publicly traded, company as discussed above. In addition, these margins are impacted by the declining ARPU discussed above. The Company expects that this margin will stabilize in the near term as the impact of declining ARPU is offset by increased revenue from increasing pagers in service and lower operating expenses as a percentage of net revenue.

FINANCIAL CONDITION

In July 1996, the Company entered into an agreement with a group of lenders, led by Chase Manhattan Bank, to provide new loans in an amount not to exceed $95 million (the "Credit Facility"). As of August 31, 1996, $66.8 million of the Credit Facility had been funded and $28.2 million is available for future funding. The funding from the Credit Facility was used to repay notes payable to FINOVA Capital Corporation (the "FINOVA Loan"), and to provide the financing necessary to complete the acquisitions discussed in Note B. As a result of the repayment of the FINOVA Loan, the Company was required to pay a $1 million prepayment penalty to FINOVA. The prepayment penalty and the unamortized deferred loan costs associated with the FINOVA Loan of approximately $2.6 million have been recorded as an extraordinary expense. Direct costs incurred in connection with obtaining the Credit Facility of approximately $2.9 million have been deferred and are being amortized, using the effective interest rate method, over the term of the loan.

The Credit Facility bears interest, at the Company's designation, at a floating rate of either the prime rate plus 1% to 2% or LIBOR plus 2% to 3% depending on the leverage ratio of the Company and is secured by substantially all of the assets of the Company and its subsidiaries. Borrowings under the Credit Facility require that the principal be repaid in escalating quarterly installments beginning in February 1998 and ending in fiscal year 2004. The terms require that the Company obtain an interest rate protection agreement, within one hundred and twenty days of closing, to protect at least 50% of the commitments against fluctuations in the three-month LIBOR rate for a period of at least three years. In addition, the terms require the maintenance of certain specified financial and operating covenants, provide for restrictions on capital expenditures and future acquisitions, prohibit any payments on the Junior Subordinated Notes or the payment of dividends. The Company believes that the availability under the Credit Facility, and cash flow from operations, will be sufficient to fund working capital needs for the next twelve months.

The Company's paging operations require capital investment to procure pagers and to acquire paging infrastructure equipment to support the Company's growth. The Company's net capital expenditures amounted to $0.6 million and $0.1 million for the first three months of fiscal year 1997 and 1996, respectively. Management anticipates capital expenditures for the Company to continue to increase as the the Company continues to improve its infrastructure. These expenditures will be paid for with cash generated from operations and borrowings under the unused portion of the Credit Facility.

                          PART II.  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

     The Company is party to various legal proceedings arising in the ordinary course of business. The Company believes that there is no proceeding, either threatening or pending, against the Company that could result in a material adverse effect on the results of operations or financial condition of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits,
    --------

Exhibit                                                               Page
Number    Title of Exhibit                                            Number
------    ----------------                                            ------

2.13 Stock Purchase Agreement by and among Teletouch Communications, Inc. as Buyer and the Shareholders of Russell's Communication, Inc. (d/b/a Louisiana Paging & Communications Co.) as Sellers dated May 13, 1996
2.14 Asset Purchase Agreement by and among Teletouch Communications, Inc. as Buyer and Warren
          Communications, Inc. as Sellers dated April 2, 1996
2.15 Asset Purchase Agreement by and among Teletouch Communications, Inc. as Buyer and Dave Fant Company (d/b/a Oklahoma Radio Systems) and David W. Fant
          as Sellers dated April 11, 1996
2.16 Stock Purchase Agreement by and among Teletouch Communications, Inc. as Buyer and the Shareholders of AACS Communications, Inc. as Sellers dated April 4, 1996
10.2 Noncompetition Agreement by and between Teletouch Communications, Inc. and the former Shareholders of Russell's Communication, Inc. (d/b/a Louisiana Paging
          & Communications Co.)
10.3 Noncompetition Agreement by and between Teletouch Communications, Inc. and the former Shareholders of Warren Communication, Inc.
10.4 Noncompetition Agreement by and between Teletouch Communications, Inc., Dave Fant Company and David W. Fant, the sole shareholder of Dave Fant Company.
10.5 Noncompetition Agreement by and between Teletouch Communications, Inc. and the former shareholders of
          AACS Communications, Inc.
11        Computation of Loss Per Share
27        Financial Data Schedule


(b) Reports on Form 8-K,   None.
    -------------------

                                 SIGNATURE
                                 ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.


                                         TELETOUCH COMMUNICATIONS, INC.
                                   ------------------------------------
                                         (Registrant)




Date: October 15, 1996                  /s/ G. David Higginbotham
                                        -------------------------------
                                        G. David Higginbotham
                                        President
                                        Chief Operating Officer




                                        /s/ Michael Rosen
                                        -------------------------------
                                        Michael Rosen
                                        Executive Vice President
                                        Chief Financial Officer
                                        (Principal Accounting Officer)