Form 10QSB
period 1996-11-30
TELETOUCH COMMUNICATIONS INC
filed 1997-01-13
CIK 928659

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE PERIOD ENDED NOVEMBER 30, 1996
                                      OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____ TO ___

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

            YES  X                         NO
                ----                          ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.001 par value - 6,347,416 shares outstanding as of
                               January 10, 1996

       Transitional Small Business Disclosure Format :  YES        NO  X
                                                             --        -

                        TELETOUCH COMMUNICATIONS, INC.
                                  FORM 10-QSB
                        QUARTER ENDED NOVEMBER 30, 1996


                                                                PAGE NO.
                                                                --------

                        PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS - TELETOUCH COMMUNICATION, INC.
        (UNAUDITED)

        CONSOLIDATED BALANCE SHEETS AT
          NOVEMBER 30, 1996 AND MAY 31, 1996                        4

        CONSOLIDATED STATEMENTS OF OPERATIONS -
          THREE AND SIX MONTHS ENDED NOVEMBER 30, 1996
          AND NOVEMBER 30, 1995                                     5

        CONSOLIDATED STATEMENTS OF CASH FLOWS -
          SIX MONTHS ENDED NOVEMBER 30, 1996
          AND NOVEMBER 30, 1995                                     6

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                       10


                          PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                          15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                           15

        SIGNATURES                                                 16

                         PART 1. FINANCIAL INFORMATION

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, except share data)

                                                          November 30, 1996      May 31, 1996
                                                          -----------------      ------------
                             ASSETS                          (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents.................................   $  2,021            $  1,021
  Accounts receivable, net of allowance.....................      1,308               1,705
  Inventory.................................................      6,030               3,498
  Deferred income tax assets................................        124                 124
  Prepaid expenses and other current assets.................        631                 336
                                                               --------            --------
                                                                 10,114               6,684

PROPERTY, PLANT AND EQUIPMENT, net of
  accumulated depreciation..................................     20,557              20,198

GOODWILL, INTANGIBLES AND OTHER ASSETS,
  net of accumulated amortization...........................     63,375              57,080
                                                               --------            --------

                                                               $ 94,046            $ 83,962
                                                               ========            ========


     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses.....................   $  5,106            $  3,562
  Deferred revenue..........................................        669                 981
                                                               --------            --------
                                                                  5,775               4,543

LONG-TERM DEBT..............................................     77,149              60,115

COMMITMENTS AND CONTINGENCIES

DEFERRED INCOME TAXES.......................................        459                 740

STOCKHOLDERS' EQUITY:
  Series A cumulative preferred stock, $.001 par value......         -                   -
  Series B preferred stock, $.001 par value.................         -                   -
  Common stock, $.001 par value.............................          6                   6
  Additional paid-in capital................................     24,865              24,865
  Accumulated deficit.......................................    (14,208)             (6,307)
                                                               --------            --------
                                                                 10,663              18,564
                                                               --------            --------
                                                               $ 94,046            $ 83,962
                                                               ========            ========




          See Accompanying Notes to Consolidated Financial Statements

                 TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS - EXCEPT SHARES AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                        Three Months Ended           Six Months Ended
                                                                           November 30,                 November 30,
                                                                   --------------------------    --------------------------
                                                                       1996           1995           1996           1995
                                                                   -----------    -----------    -----------    -----------
Pager sales and service revenue....................................    $ 9,483        $ 7,843        $18,389        $12,764
Other sales and service revenue ...................................        654            657          1,323          1,315
Cost of products sold..............................................     (1,152)        (1,135)        (2,451)        (2,213)
                                                                   -----------    -----------    -----------    -----------
      Net revenue..................................................      8,985          7,365         17,261         11,866

Costs and expenses:
      Operating ...................................................      2,184          1,605          4,103          2,533
      Selling .....................................................      1,676          1,144          3,203          2,063
      General and administrative ..................................      2,170          1,817          4,083          3,034
      Depreciation and amortization ...............................      3,058          2,420          6,023          3,899
      Merger termination charges ..................................       --             --              522           --
                                                                   -----------    -----------    -----------    -----------
Total costs and expenses ..........................................      9,088          6,986         17,934         11,529
                                                                   -----------    -----------    -----------    -----------
Operating income (loss) ...........................................       (103)           379           (673)           337

Interest expense, net .............................................     (1,954)        (1,834)        (3,941)        (2,863)
                                                                   -----------    -----------    -----------    -----------

Loss before income taxes ..........................................     (2,057)        (1,455)        (4,614)        (2,526)

Income tax benefit ................................................       (125)          (435)          (281)          (782)
                                                                   -----------    -----------    -----------    -----------

Loss before extraordinary item ....................................     (1,932)        (1,020)        (4,333)        (1,744)

Extraordinary item, early debt retirement .........................       --             --           (3,568)          --
                                                                   -----------    -----------    -----------    -----------

Net loss ..........................................................     (1,932)        (1,020)        (7,901)        (1,744)
Preferred stock dividends .........................................       (604)          (525)        (1,200)          (700)
                                                                   -----------    -----------    -----------    -----------

Loss applicable to common stock....................................$    (2,536)   $    (1,545)   $    (9,101)   $    (2,444)
                                                                   ===========    ===========    ===========    ===========

Loss per share:
      Loss before extraordinary item ..............................$     (0.40)   $     (0.28)   $     (0.87)   $     (0.45)
      Extraordinary item ..........................................       0.00           0.00          (0.56)          --
                                                                   -----------    -----------    -----------    -----------
      Net loss ....................................................$     (0.40)   $     (0.28)   $     (1.43)   $     (0.45)
                                                                   ===========    ===========    ===========    ===========

Weighted Average Shares Outstanding ...............................  6,347,416      5,554,843      6,347,416      5,413,013
                                                                   ===========    ===========    ===========    ===========


          See Accompanying Notes to Consolidated Financial Statements

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (Unaudited)

                                                               Six Months Ended
                                                                  November 30,
                                                           --------------------------
                                                              1996             1995
                                                              ----             ----
Operating Activities
   Net loss..............................................  $   (7,901)       $ (1,744)
   Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Loss on early retirement of debt......................       3,568               -
   Depreciation and amortization.........................       6,023           3,899
   Non cash interest expense.............................       1,263             859
   Deferred income taxes.................................        (281)           (782)
   Changes in operating assets and liabilities:
      Accounts receivable, net...........................         499            (203)
      Inventories........................................      (2,962)            (43)
      Prepaid expenses and other assets..................        (126)             12
      Accounts payable and accrued expenses..............       1,184             475
      Deferred revenue...................................        (370)            138
                                                             --------        --------
Net cash provided by operating activities                         897           2,611

Investing Activities:
   Capital expenditures, including pagers................      (1,239)         (1,141)
   Acquisitions, net of cash acquired....................     (10,629)        (50,600)
   Decrease in other assets..............................          -               49
   Deferred costs associated with acquisitions...........         (85)             -
                                                             --------        --------
Net cash used for investing activities                        (11,953)        (51,692)

Financing Activities:
   Debt incurred in connection with acquisitions.........      10,626          35,194
   Proceeds from new debt................................      57,173              -
   Payments on long-term debt............................     (52,700)            (12)
   Payments to related parties...........................          -               (7)
   Debt issue costs......................................      (3,043)              -
   Net proceeds from preferred stock and
      common stock warrants..............................          -           15,892
   Proceeds from stock subscriptions receivable..........          -               52
                                                             --------        --------

Net cash provided by financing activities................      12,056          51,119
                                                             --------        --------
Net increase in cash and cash equivalents................       1,000           2,038
Cash and cash equivalents at beginning of period.........       1,021             715
                                                             --------        --------
Cash and cash equivalents at end of period...............    $  2,021        $  2,753
                                                             ========        ========

          See Accompanying Notes to Consolidated Financial Statements

                        TELETOUCH COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements of Teletouch Communications, Inc., and its subsidiaries (the "Company") for the periods ended November 30, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Company were disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 1996. The balance sheet at May 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain the material adjustments necessary to present fairly the financial position of the Company at November 30, 1996 and May 31, 1996 and the results of its operations and cash flows for the periods ended November 30, 1996 and 1995. All such adjustments are of a normal recurring nature. Interim period results are not necessarily indicative of the results to be achieved for the full year. The financial statements for the periods ended November 30, 1996 and 1995 include the results of operations for companies acquired by Teletouch from the effective date of the acquisition, see Note B.

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

NOTE B - ACQUISITIONS

During the first six months of fiscal year 1997, the Company completed the acquisition of all of the stock of Russell's Communication, Inc., d.b.a. laPAGEco ("laPAGEco") and AACS Communications, Inc. ("AACS") for cash consideration of approximately $2.3 million and $1.9 million, respectively. In addition, the Company acquired substantially all of the assets of Warren Communications, Inc. ("Warren"), for cash consideration of approximately $5.1 million, Dave Fant Company, d.b.a. Oklahoma Radio Systems ("ORS") for cash consideration of approximately $2.1 million and Cimarron Towers Inc. ("Cimarron") for cash consideration of approximately $0.4 million. The consideration paid for Cimarron is subject to adjustment based on actual performance during the four month period from September 1996 through December 1996 with the maximum additional consideration being $1.4 million. The consideration paid for these acquisitions was obtained from the amounts available under the Company's existing credit facility.

Each of these acquisitions has been accounted for using the purchase method of accounting. Of the total purchase price for these acquisitions, for financial reporting purposes, the preliminary allocation was approximately $0.9 million to property, plant and equipment, $0.1 million to accounts receivable, $0.3 million to inventory and other assets, $4.0 million to FCC licenses, $3.6 million to subscriber bases, $0.4 million to non-compete agreements, with the remaining amount allocated to goodwill.

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

                                                       SIX MONTHS ENDED
                                                          NOVEMBER 30,
                                                       ----------------
                                                          (Unaudited)
                                                      1996           1995
                                                      ----           ----
       Net revenue.........................         $ 18,029       $16,450
                                                    ========       =======
       Operating income (loss).............         $   (523)      $   889
                                                    ========       =======
       Net loss before extraordinary item..         $ (4,225)      $(2,077)
                                                    ========       =======
       Extraordinary item..................         $ (3,568)      $(3,568)
                                                    ========       =======
       Net Loss............................         $ (7,793)      $(5,645)
                                                    ========       =======
       Loss per share:
          Loss before extraordinary item...         $  (0.85)      $ (0.58)
                                                    ========       =======
          Extraordinary item per share.....         $  (0.56)      $ (0.66)
                                                    ========       =======
          Net Loss per share...............         $  (1.41)      $ (1.24)
                                                    ========       =======

NOTE C - GOODWILL, INTANGIBLES AND OTHER ASSETS

Goodwill, intangibles and other assets consist of the following :

                                                  NOVEMBER 30,    MAY 31,
                                                      1996         1996
                                                  ------------    -------
                                                   (Unaudited)
     Goodwill..............................        $ 23,111       $20,380
     Subscriber bases......................          27,625        24,014
     FCC licenses..........................          19,684        15,600
     Deferred acquisition costs............              --           998
     Non-compete agreements................             650           300
     Debt issue costs......................           3,578         3,795
     Other.................................             149           203
                                                   --------       -------
                                                     74,797        65,290
   Accumulated amortization................         (11,422)       (8,210)
                                                   --------       -------
                                                   $ 63,375       $57,080
                                                   ========       =======

                        TELETOUCH COMMUNICATIONS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)

NOTE D - LONG-TERM DEBT

Long-term debt consists of the following:

                                             NOVEMBER 30,    MAY 31,
                                                 1996         1996
                                             ------------    -------
                                             (Unaudited)

     Notes Payable.........................     $66,800      $50,700
     Junior Subordinated Notes,
        including accrued interest.........      10,349        9,415
                                                -------      -------
                                                $77,149      $60,115
                                                =======      =======

In July 1996, the Company entered into an agreement with a group of lenders, led by Chase Manhattan Bank, to provide new loans in an amount not to exceed $95 million (the "Credit Facility"). As of November 30, 1996, $66.8 million of the Credit Facility had been funded and $28.2 million is available for future funding. The funding from the Credit Facility was used to repay notes payable to FINOVA Capital Corporation (the "FINOVA Loan"), and to provide the financing necessary to complete the acquisitions discussed in Note B. As a result of the repayment of the FINOVA Loan, the Company was required to pay a $1 million prepayment penalty to FINOVA Capital Corporation ("FINOVA"). The prepayment penalty, and the unamortized deferred loan costs associated with the FINOVA Loan of approximately $2.6 million, have been recorded as an extraordinary expense. Direct costs incurred in connection with obtaining the Credit Facility of approximately $3.0 million have been deferred and are being amortized, using the effective interest rate method, over the term of the loan.

The Credit Facility bears interest, at the Company's designation, at a floating rate of either the prime rate plus 1% to 2% or LIBOR plus 2% to 3% depending on the leverage ratio of the Company and is secured by substantially all of the assets of the Company and its subsidiaries. Borrowings under the Credit Facility require that the principal be repaid in escalating quarterly installments beginning in February 1998 and ending in fiscal year 2004. The terms require that the Company obtain an interest rate protection agreement to protect at least 50% of the commitments against fluctuations in the three-month LIBOR rate for a period of at least three years. The Company has agreements in place that protects up to $50 million of borrowings against future LIBOR rate increases above 7.625% through August 1997; up to $60 million of borrowings against future LIBOR rate increases above 7.5% from August 1997 through August 1998; and up to $47.5 million of borrowings against future LIBOR rate increases above 9.5% from August 1998 through August 1999. In addition, the terms of the Credit Facility require the maintenance of certain specified financial and operating covenants, provide for restrictions on capital expenditures and future acquisitions, and prohibit any payments on the Junior Subordinated Notes or the payment of dividends.

NOTE E - INCOME TAXES

For fiscal year 1997 the Company estimates the effective tax benefit rate will be 6.1% as compared to 31.3% for fiscal year 1996. The decrease is due to the recording of a valuation allowance against deferred tax assets which are not likely to be realized. Specifically, the Company's carryforwards expire at specific future dates and utilization of certain carryforwards is limited to specific amounts each year. However, due to the uncertain nature of their ultimate realization the Company has established a significant valuation allowance against these carryforward benefits and will recognize benefits only as reassessment demonstrates they are realizable. Realization is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of the Company's income tax expense.

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

The Company is a leading provider of wireless messaging services, primarily paging services, in non-major metropolitan areas and communities in the southeast United States. As of November 30, 1996 the Company had approximately 304,000 pagers in service. The Company derives the majority of its revenues from fixed periodic fees, not dependent on usage, charged to subscribers for paging services. As long as a subscriber remains on service, operating results benefit from the recurring payments of the fixed periodic fees without incurring additional selling expenses or other fixed costs. Due to the growth from the completion of the acquisitions discussed below, the Company's results of operations for prior periods may not be indicative of future performance.

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this report.

ACQUISITIONS

In August 1995, the Company purchased substantially all of the non-cash assets and assumed selected liabilities of Dial-A-Page, Inc. ("Dial") for a purchase price of approximately $49.4 million (the "Dial Acquisition"). Of the total purchase price, for financial reporting purposes, approximately $14.2 million was allocated to property, plant and equipment, $0.5 million to accounts receivable, $15.5 million to FCC licenses, $13.8 million to subscriber bases, $0.1 million to non-compete agreements, $1.2 million to current liabilities, and $0.1 million to other current assets, with the remaining amount allocated to goodwill. To complete the Dial Acquisition, and to provide additional working capital, the Company completed the private placement of $25 million of debt and equity securities with Continental Illinois Venture Corporation ("CIVC") and certain other parties both related and unrelated to CIVC (together with CIVC, the "CIVC Investors"), and $35 million in additional senior financing from its existing senior lender, FINOVA Capital Corporation (the "FINOVA Loan"). In July 1996, the FINOVA Loan was repaid with proceeds from the Credit Facility.

During the first six months of fiscal year 1997, the Company completed the acquisition of all of the stock of Russell's Communication, Inc., d.b.a. laPAGEco ("laPAGEco") and AACS Communications, Inc. ("AACS") for cash consideration of approximately $2.3 million and $1.9 million, respectively. In addition, the Company acquired substantially all of the assets of Warren Communications, Inc. ("Warren"), for cash consideration of approximately $5.1 million and Dave Fant Company, d.b.a. Oklahoma Radio Systems ("ORS") for cash consideration of approximately $2.1 million and Cimarron Towers Inc. ("Cimarron") for cash consideration of approximately $0.4 million. The consideration paid for Cimarron is subject to adjustment based on actual performance during the four month period from September 1996 through

December 1996 with the maximum additional consideration being $1.4 million. The consideration paid for these acquisitions was obtained from available capacity under the Company's existing credit facility. Collectively, the acquisitions made during the first six months of fiscal year 1997 are referred to as "the Fiscal Year 1997 Acquisitions".

Each of these acquisitions have been accounted for using the purchase method of accounting. Of the total purchase price for these acquisitions, for financial reporting purposes, the preliminary allocation was approximately $0.9 million to property, plant and equipment, $0.1 million to accounts receivable, $0.3 million to inventory and other assets, $4.0 million to FCC licenses, $3.6 million to subscriber bases, $0.4 million to non-compete agreements, with the remaining amount allocated to goodwill.

RESULTS OF OPERATIONS

The following table presents certain items from the Company's condensed consolidated statements of operations, certain unaudited pro forma information, and certain other information for the periods indicated. The pro forma information presents results of the operations of the Company as if the Dial Acquisition and the Fiscal Year 1997 Acquisitions, and related financing, had occurred at the beginning of each period presented.


                                                                                  Pro forma
                                                Six Months ended               Six Months ended
                                                  November 30,                   November 30,
                                          -----------------------------  ----------------------------
                                               1996           1995           1996           1995
                                          --------------  -------------  -------------  -------------
                                          (in thousands, except pagers, ARPU and per share amounts)
Net revenue                                    $ 17,261       $ 11,866       $ 18,029       $ 16,450

Operating (loss) income                        $   (673)           337           (523)           889

Loss before extraordinary item                 $ (4,333)      $ (1,744)      $ (4,225)      $ (2,077)

Loss per share before extraordinary item       $  (0.87)      $  (0.45)      $  (0.85)      $  (0.58)

EBITDA (1)(2)                                  $  5,872       $  4,236       $  6,293       $  6,493

Pagers in service at end of period              304,000        176,000        304,000        238,000

Average revenue per unit ("ARPU")              $  10.73       $  13.91       $  10.28       $  11.52

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

(2) As discussed below, in July 1996 the Company and ProNet, Inc. mutually agreed to terminate a previously announced agreement to merge the Company with a subsidiary of ProNet. In addition, the Company elected not to complete certain other acquisitions that it had been pursuing. The actual and pro forma EBITDA for the six months ended November 30, 1996 shown above excludes $522,000 of non-recurring costs associated with these terminations.

Results of Operations for the six and three months ended November 30, 1996 and
------------------------------------------------------------------------------
1995
----

Net Revenue:  The historical net revenue of the Company has increased to $17.3
-----------
million and $9.0 million for the six and three months ended November 30, 1996 from $11.9 million and $7.4 million for the six and three months ended November 30, 1995. These increases are due primarily to the increase in the pagers in service resulting from the completion of the Dial Acquisition in August 1995, the Fiscal Year 1997 Acquisitions as well as greater market penetration in the Company's existing markets. Pagers in service increased to approximately 304,000 at November 30, 1996 as compared to 176,000 at November 30, 1995. The Fiscal Year 1997 Acquisitions represented approximately 97,000 of this increase.

The impact on net revenue of the increase in pagers in service is partially offset by the decline in average revenue per unit ("ARPU"). ARPU for the six months ended November 30, 1996 was $10.73 as compared to $13.91 for the six months ended November 30, 1995. This decline in ARPU is due to increased competition in the Company's markets as well as an increase in the number of paging units sold to paging resellers. Paging resellers are businesses that buy airtime at wholesale prices from the Company and sell the service to subscribers. While the wholesale price to the reseller is lower than the price the Company charges directly to its customers, the reseller bears the cost of acquiring, billing, collecting and servicing the subscribers. Prior to the Fiscal Year 1997 Acquisitions, approximately 16% of the Company's paging units were sold through resellers, as of November 30, 1996 approximately 38% of the Company's paging units are sold through resellers. The Company expects to see the ARPU continue to decline as the competition continues to pursue customers in its marketplace, generally resulting in new customers being added at a lower ARPU than the Company's existing ARPU in that market. In addition, the higher percentage of units sold through resellers in the Fiscal Year 1997 Acquisitions as compared to the percentage sold through resellers by the Company prior to these acquisitions, will also result in an overall reduction of the ARPU. However, while there can be no assurance, the Company expects that growth in units in service will increase sufficiently to offset this decline in ARPU and not result in a decrease in net revenue.

Expenses, excluding depreciation and amortization: Operating expenses, excluding
-------------------------------------------------
depreciation and amortization, were $11.9 million, 69% of net revenue, in the first six months of fiscal year 1997 as compared to $7.6 million, 64% of net revenue in the first six months of fiscal year 1996 and $6.0 million, 67% of net revenue, in the three months ended November 30, 1996 as compared to $4.6 million, 62% of net revenue in the three months ended November 30, 1995. The increased costs are primarily due to the inclusion of operating results of the Dial Acquisition for three full months in fiscal year 1997 as compared to only one month in fiscal year 1996 and the inclusion of the Fiscal Year 1997 Acquisitions from their respective acquisition dates. In addition, $0.5 million of non-recurring costs are included in general and administrative expenses for the six months ended November 30, 1996 related to costs incurred in connection with a now terminated proposed merger with ProNet, Inc. ("ProNet") and certain other proposed acquisitions that the Company will not be pursuing. Excluding the impact of these non-recurring costs, operating expenses for the first six months of fiscal year 1997 were $11.4 million, 66% of net revenues. On a pro forma basis, assuming the Fiscal Year 1997 Acquisitions and the Dial Acquisition had occurred at the beginning of the respective periods, these expenses increased to $12.3 million, 68% of pro forma net revenue, ($11.7 million and 65% excluding the costs associated with the terminated ProNet merger and other acquisitions) for the first six months of fiscal year 1997 as compared to $10.0 million, 61% of pro forma net revenue, in the first six months of fiscal year 1996.

The increase as a percentage of actual and pro forma net revenue is due to the increased costs associated with a much larger, publicly traded, company; slower than expected costs savings realized from the integration of the Fiscal Year 1997 Acquisitions; and an increase of approximately $0.3 million of bad debt expense incurred during fiscal year 1997 as compared to fiscal year 1996. Many of the costs associated with being a larger publicly traded company, including increased general and administrative salaries and other costs, are incurred early in the growth process. Accordingly, these costs are expected to decrease as a percentage of net revenue as the company continues to grow. The slower than expected cost savings as well as the increase in bad debt expense resulted primarily from the diversion of senior management while it tried to complete the now terminated merger agreement with ProNet. Since the termination of the proposed merger, the Company has been focusing on reducing costs and expects to see positive results during the second half of the fiscal year.

Depreciation and amortization:  Depreciation and amortization expense increased
-----------------------------
to $6.0 million and $3.1 million for the six and three months ended November 30, 1996 from $3.9 million and $2.4 million for the six and three months ended November 30, 1995. The increase is due primarily to the increased amortization of intangible assets resulting from the Dial Acquisition and the Fiscal Year 1997 Acquisitions. The Company expects that this expense will continue to increase in the near term as the amortization related to the Dial Acquisition and the Fiscal Year 1997 Acquisitions are included in the results of operations for a full year.

Interest Expense:  Interest expense increased to $3.9 million and $2.0 million
----------------
for the six and three months ended November 30, 1996 from $2.9 million and $1.8 million for the six and three months ended November 30, 1995. This increase is due to the increased debt incurred by the Company in connection with the Fiscal Year 1997 Acquisitions and the Dial Acquisition as well as the financing of the costs associated with obtaining the Credit Facility. The Credit Facility terms provide for lower interest rates than the FINOVA Loan; however, due to the increased amount borrowed, the interest expense for fiscal year 1997 will be greater than the amounts incurred in fiscal year 1996.

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

EBITDA:  EBITDA increased to $5.4 million, 31% of net revenue ($5.9 million, 34%
------
of net revenue, excluding the $0.5 million of costs associated with the terminated ProNet merger and other terminated acquisitions), in the first six months of fiscal year 1997 as compared to $4.2 million, 36% of net revenue in the first six months of fiscal year 1996 and $3.0 million, 33% of net revenue, in the three months ended November 30, 1996 as compared to $2.8 million, 38% of net revenue in the three months ended November 30, 1995. On a pro forma basis, assuming the Fiscal Year 1997 Acquisitions and the Dial Acquisition had occurred at the beginning of the respective periods, EBITDA decreased to $5.8 million, 32% of pro forma net revenue, ($6.3 million and 35% excluding the costs associated with the terminated ProNet merger and other acquisitions) for the first six months of fiscal year 1997 as compared to $6.5 million, 39% of pro forma net revenue, in the first six months of fiscal year 1996. The decrease in pro forma EBITDA as a percentage of net revenue is due to the impact of the increased costs discussed above. In addition, these margins are impacted by the declining ARPU discussed above. The Company expects that this margin will stabilize in the near term as the impact of declining ARPU is offset by increased revenue from increasing numbers of pagers in service and lower operating expenses as a percentage of net revenue.

FINANCIAL CONDITION

In July 1996, the Company entered into an agreement with a group of lenders, led by Chase Manhattan Bank, to provide new loans in an amount not to exceed $95 million (the "Credit Facility"). As of November 30, 1996, $66.8 million of the Credit Facility had been funded and $28.2 million is available for future funding. The funding from the Credit Facility was used to repay notes payable to FINOVA Capital Corporation (the "FINOVA Loan"), and to provide the financing necessary to complete the acquisitions discussed in Note B. As a result of the repayment of the FINOVA Loan, the Company was required to pay a $1 million prepayment penalty to FINOVA. The prepayment penalty and the unamortized deferred loan costs associated with the FINOVA Loan of approximately $2.6 million have been recorded as an extraordinary expense. Direct costs incurred in connection with obtaining the Credit Facility of approximately $3.0 million have been deferred and are being amortized, using the effective interest rate method, over the term of the loan.

The Credit Facility bears interest, at the Company's designation, at a floating rate of either the prime rate plus 1% to 2% or LIBOR plus 2% to 3% depending on the leverage ratio of the Company and is secured by substantially all of the assets of the Company and its subsidiaries. Borrowings under the Credit Facility require that the principal be repaid in escalating quarterly installments beginning in February 1998 and ending in fiscal year 2004. The terms require that the Company obtain an interest rate protection agreement to protect at least 50% of the commitments against fluctuations in the three-month LIBOR rate for a period of at least three years. The Company has agreements in place that protects up to $50 million of borrowings against future LIBOR rate increases above 7.625% through August 1997; up to $60 million of borrowings against future LIBOR rate increases above 7.5% from August 1997 through August 1998; and up to $47.5 million of borrowings against future LIBOR rate increases above 9.5% from August 1998 through August 1999. In addition, the terms require the maintenance of certain specified financial and operating covenants, provide for restrictions on capital expenditures and future acquisitions, and prohibit any payments on the Junior Subordinated Notes or the payment of dividends. The Company believes that the availability under the Credit Facility, and cash flow from operations, will be sufficient to fund working capital needs for the next twelve months.

The Company's paging operations require capital investment to procure pagers and to acquire paging infrastructure equipment to support the Company's growth. The Company's net capital expenditures amounted to $1.2 million and $1.1 million for the first six months of fiscal year 1997 and 1996, respectively. Management anticipates capital expenditures for the Company to continue to increase as the Company continues to improve its infrastructure. These expenditures will be paid for with cash generated from operations and borrowings under the unused portion of the Credit Facility.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is party to various legal proceedings arising in the ordinary course of business. The Company believes that there is no proceeding, either threatened or pending, against the Company that could result in a material adverse effect on the results of operations or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Shareholders Meeting on November 12, 1996.  Messrs.
G. David Higginbotham and Marcus D. Wedner were elected as Class II directors at the meeting to serve for three years. The votes cast and withheld for each such director was as follows:

       G. David Higginbotham    FOR:  5,360,246    WITHHELD:  3,000
       Marcus D. Wedner         FOR:  5,360,246    WITHHELD:  3,000

Messrs. Robert M. McMurrey, Clifford E. McFarland, Charles C. Green III and Christopher J. Perry, none of whom are Class II directors, were not up for election and their terms of office as Directors continued after the meeting.

The shareholders ratified the selection of Ernst & Young, LLP, as the Company's independent public accountants for the 1997 fiscal year by a vote of 5,361,246 votes in favor, 2,000 votes against and no votes abstaining.

There were no Broker Non-Votes with respect to the above matters.


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


                                    TELETOUCH COMMUNICATIONS, INC.
                                    ------------------------------
                                     (Registrant)



Date: January 13, 1996              /s/ G. David Higginbotham
                                    ------------------------------
                                    G. David Higginbotham
                                    President
                                    Chief Operating Officer




                                    /s/ Michael Rosen
                                    ------------------------------
                                    Michael Rosen
                                    Executive Vice President
                                    Chief Financial Officer
                                    (Principal Accounting Officer)