Form 10QSB
period 1997-02-28
TELETOUCH COMMUNICATIONS INC
filed 1997-04-11
CIK 928659

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE PERIOD ENDED FEBRUARY 28, 1997
                                      OR

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

            YES  X                         NO
                ----                          ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value - 6,347,416 shares outstanding as of April 9, 1996

       Transitional Small Business Disclosure Format :  YES        NO  X
                                                            __         __

                        TELETOUCH COMMUNICATIONS, INC.
                                  FORM 10-QSB
                        QUARTER ENDED FEBRUARY 28, 1997


                                                                       PAGE NO.
                                                                       --------

                  PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS - TELETOUCH COMMUNICATION, INC. (UNAUDITED)


           CONDENSED CONSOLIDATED  BALANCE SHEETS AT
              FEBRUARY 28, 1997 AND MAY 31, 1996                              4

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS -
              THREE AND NINE MONTHS ENDED FEBRUARY 28, 1997
              AND FEBRUARY 29, 1996                                           5

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
              NINE MONTHS ENDED FEBRUARY 28, 1997
              AND FEBRUARY 29, 1996                                           6

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS               7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS                              10


                          PART II.  OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS                                                 15

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               15

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                  15

           SIGNATURES                                                        16

                         PART 1. FINANCIAL INFORMATION

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In Thousands, except share data)

                                                             February 28,   May 31,
                                                                 1997        1996
                                                             -----------    -------
                                                                    (Unaudited)
                                ASSETS
CURRENT ASSETS:
   Cash and cash equivalents..............................     $ 1,822      $ 1,021
   Accounts receivable, net of allowance..................       1,418        1,705
   Inventory..............................................       4,775        3,498
   Deferred income tax assets.............................         124          124
   Prepaid expenses and other current assets..............         708          336
                                                               -------      -------
                                                                 8,847        6,684

PROPERTY, PLANT AND EQUIPMENT, net of
   accumulated depreciation...............................      20,833       20,198

GOODWILL, INTANGIBLES AND OTHER ASSETS,
   net of accumulated amortization........................      62,916       57,080
                                                               -------      -------
                                                               $92,596      $83,962
                                                               =======      =======




               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses..................     $ 5,273      $ 3,562
   Current portion of long-term debt......................       2,505           --
   Deferred revenue.......................................         836          981
                                                               -------      -------
                                                                 6,109        4,543

LONG-TERM DEBT............................................      77,617       60,115

COMMITMENTS AND CONTINGENCIES


DEFERRED INCOME TAXES.....................................         328          740

STOCKHOLDERS' EQUITY:
   Series A cumulative preferred stock, $.001 par value...          --           --
   Series B preferred stock, $.001 par value..............          --           --
   Common stock, $.001 par value..........................           6            6
   Additional paid-in capital.............................      24,756       24,865
   Accumulated deficit....................................     (16,220)      (6,307)
                                                               -------      -------
                                                                 8,542       18,564
                                                               -------      -------
                                                               $92,596      $83,962
                                                               =======      =======

    See accompanying notes to condensed consolidated financial statements.

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                      FEBRUARY 28,  FEBRUARY 29,  FEBRUARY 28,  FEBRUARY 29,
                                          1997          1996          1997         1996
                                     -------------  ------------  ------------  -----------
Pager sales and service revenue...     $    9,843    $    7,955    $   28,232    $   20,719
Other sales and service revenue...            673           650         1,996         1,965
Cost of products sold.............         (1,285)       (1,214)       (3,736)       (3,427)
                                       ----------    ----------    ----------    ----------
  Net revenue.....................          9,231         7,391        26,492        19,257

Costs and expenses:
  Operating.......................          2,189         1,706         6,292         4,239
  Selling.........................          1,709         1,219         4,912         3,282
  General and Administrative......          2,178         1,936         6,261         4,970
  Depreciation and amortization...          3,099         2,562         9,122         6,461
  Merger termination charges......             --            --           522            --
                                       ----------    ----------    ----------    ----------
Total costs and expenses..........          9,175         7,423        27,109        18,952
                                       ----------    ----------    ----------    ----------
Operating income (loss)...........             56           (32)         (617)          305

Interest expense, net.............         (2,199)       (1,844)       (6,140)       (4,707)
                                       ----------    ----------    ----------    ----------

Loss before income taxes..........         (2,143)       (1,876)       (6,757)       (4,402)

Income tax benefit................           (131)         (563)         (412)       (1,345)
                                       ----------    ----------    ----------    ----------

Loss before extraordinary item....         (2,012)       (1,313)       (6,345)       (3,057)

Extraordinary item, early debt
  retirement......................             --            --        (3,568)           --
                                       ----------    ----------    ----------    ----------

Net loss..........................         (2,012)       (1,313)       (9,913)       (3,057)
Preferred stock dividends.........           (616)         (525)       (1,816)       (1,225)
                                       ----------    ----------    ----------    ----------

Loss applicable to common stock....    $   (2,628)   $   (1,838)   $  (11,729)   $   (4,282)
                                       ==========    ==========    ==========    ==========

Loss per share:
  Loss before extraordinary item       $    (0.41)   $    (0.31)   $    (1.29)   $    (0.76)
  Extraordinary item                           --            --    $    (0.56)           --
                                       ----------    ----------    ----------    ----------
  Net loss                             $    (0.41)   $    (0.31)   $    (1.85)   $    (0.76)
                                       ==========    ==========    ==========    ==========

Weighted Average Shares
  Outstanding.....................      6,347,416     5,986,676     6,347,416     5,603,536
                                       ==========    ==========    ==========    ==========


    See accompanying notes to condensed consolidated financial statements.

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                          Nine Months Ended
                                                                      February 28,  February 29,
                                                                          1997         1996
                                                                     -------------  ------------
OPERATING ACTIVITIES
   Net loss..............................................            $  (9,913)       $  (3,057)
   Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Loss on early retirement of debt......................                3,568               --
   Depreciation and amortization.........................                9,122            6,461
   Non cash interest expense.............................                2,010            1,485
   Deferred income taxes.................................                 (412)          (1,466)
   Changes in operating assets and liabilities:
        Accounts receivable, net.........................                  446             (377)
        Inventories......................................               (1,955)            (713)
        Prepaid expenses and other assets................                 (163)             330
        Accounts payable and accrued expenses............                  (94)             912
        Deferred revenue.................................                 (209)             260
                                                                     ---------        ---------
Net cash provided by operating activities................                2,400            3,835


INVESTING ACTIVITIES:
   Capital expenditures, including pagers................               (2,565)          (2,272)
   Acquisitions, net of cash acquired....................              (10,660)         (50,600)
   Decrease in other assets..............................                  101              (19)
   Deferred costs associated with acquisitions...........                 (422)              --
                                                                     ---------        ---------
Net cash used for investing activities...................              (13,546)         (52,891)


FINANCING ACTIVITIES:
   Debt incurred in connection with acquisitions.........               10,626           35,194
   Proceeds from new debt................................               57,173               --
   Payments on long-term debt............................              (52,700)            (184)
   Payments to related parties...........................                   --               (7)
   Debt issue costs......................................               (3,152)              --
   Net proceeds from preferred stock and
       common stock warrants.............................                   --           15,898
   Proceeds from stock subscriptions receivable..........                   --               52
                                                                     ---------        ---------

Net cash provided by financing activities................               11,947           50,953
                                                                     ---------        ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....                  801            1,897
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........                1,021              715
                                                                     ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...............            $   1,822        $   2,612
                                                                     =========        =========


    See accompanying notes to condensed consolidated financial statements.

                        TELETOUCH COMMUNICATIONS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)



NOTE A - SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements of Teletouch Communications, Inc., and its subsidiaries (the "Company") for the periods ended February 28, 1997 and February 29, 1996 have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Company were disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 1996. The balance sheet at May 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain the material adjustments necessary to present fairly the financial position of the Company at February 28, 1997 and May 31, 1996 and the results of its operations and cash flows for the periods ended February 28, 1997 and February 29, 1996. All such adjustments are of a normal recurring nature. Interim period results are not necessarily indicative of the results to be achieved for the full year. The financial statements for the periods ended February 28, 1997 and February 29, 1996 include the results of operations for companies acquired by Teletouch from the effective date of the acquisition, see Note B.

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

NOTE B - ACQUISITIONS

During the first nine months of fiscal year 1997, the Company completed the acquisition of all of the stock of Russell's Communication, Inc., d.b.a. laPAGEco ("laPAGEco") and AACS Communications, Inc. ("AACS") for cash consideration of approximately $2.3 million and $1.9 million, respectively. In addition, the Company acquired substantially all of the assets of Warren Communications, Inc. ("Warren"), for cash consideration of approximately $5.1 million, Dave Fant Company, d.b.a. Oklahoma Radio Systems ("ORS") for cash consideration of approximately $2.1 million and Cimarron Towers Inc. ("Cimarron") for cash consideration of approximately $0.5 million. Additional consideration for Cimarron was calculated at $1.4 million based on actual performance during the four month period from September 1996 through December 1996. This additional consideration is payable over a six month period beginning March 1997. The consideration paid for these acquisitions was obtained from the amounts available under the Company's existing credit facility.

Each of these acquisitions has been accounted for using the purchase method of accounting. Of the total purchase price for these acquisitions, for financial reporting purposes, the preliminary allocation was approximately $1.1 million to property, plant and equipment, $0.2 million to accounts receivable, $0.3 million to inventory and other assets, $5.2 million to FCC licenses, $3.6 million to subscriber bases, $0.4 million to non-compete agreements, with the remaining amount allocated to goodwill.

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

                                                                       NINE MONTHS ENDED
                                                                  FEBRUARY 28   FEBRUARY 29
                                                                     1997         1996
                                                                  -----------  ------------
                                                                          (Unaudited)
       Net revenue................................................  $ 27,260   $24,745
                                                                     =======   =======
       Operating income (loss)....................................  $   (467)  $   991
                                                                     =======   =======
       Net loss before extraordinary item.........................  $ (6,124)  $(3,351)
                                                                     =======   =======
       Extraordinary item.........................................  $ (3,568)  $(3,568)
                                                                     =======   =======
       Net Loss...................................................  $ (9,692)  $(6,919)
                                                                     =======   =======
       Loss per share:
          Loss before extraordinary item..........................  $  (1.25)  $ (0.88)
                                                                     =======   =======
          Extraordinary item per share............................  $  (0.56)  $ (0.64)
                                                                     =======   =======
          Net Loss per share......................................  $  (1.81)  $ (1.52)
                                                                     =======   =======


NOTE C - GOODWILL, INTANGIBLES AND OTHER ASSETS

Goodwill, intangibles and other assets consist of the following :

                                                                FEBRUARY 28,   MAY 31,
                                                                    1997        1996
                                                               ------------- ---------
                                                                 (Unaudited)

     Goodwill....................................................    $23,529   $20,380
     Subscriber bases............................................     27,625    24,014
     FCC licenses................................................     20,798    15,600
     Deferred acquisition costs..................................          -       998
     Non-compete agreements......................................        700       300
     Debt issue costs............................................      4,271     3,795
     Other.......................................................        149       203
                                                                    --------   -------
                                                                      77,072    65,290
   Accumulated amortization......................................    (14,156)   (8,210)
                                                                    --------   -------
                                                                    $ 62,916   $57,080
                                                                    ========   =======

                        TELETOUCH COMMUNICATIONS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)


NOTE D - LONG-TERM DEBT

Long-term debt consists of the following:

                                                          FEBRUARY 28,    MAY 31,
                                                                  1997       1996
                                                              --------    -------
                                                             (Unaudited)
 Notes Payable..........................................      $ 66,800    $50,700
 Junior Subordinated Notes, including accrued interest..        10,817      9,415
                                                              --------    -------
                                                              $ 77,617    $60,115
                                                              ========    =======

In July 1996, the Company entered into an agreement with a group of lenders, led by Chase Manhattan Bank, to provide new loans in an amount not to exceed $95 million (the "Credit Facility"). As of February 28, 1997, $66.8 million of the Credit Facility had been funded and $28.2 million is available for future funding. The funding from the Credit Facility was used to repay notes payable to FINOVA Capital Corporation (the "FINOVA Loan"), and to provide the financing necessary to complete the acquisitions discussed in Note B. As a result of the repayment of the FINOVA Loan, the Company was required to pay a $1 million prepayment penalty to FINOVA Capital Corporation ("FINOVA"). The prepayment penalty, and the unamortized deferred loan costs associated with the FINOVA Loan of approximately $2.6 million, have been recorded as an extraordinary expense. Direct costs incurred in connection with obtaining the Credit Facility of approximately $3.0 million have been deferred and are being amortized, using the effective interest rate method, over the term of the loan.

The Credit Facility bears interest, at the Company's designation, at a floating rate of either the prime rate plus 1% to 2% or LIBOR plus 2% to 3% depending on the leverage ratio of the Company and is secured by substantially all of the assets of the Company and its subsidiaries. Borrowings under the Credit Facility require that the principal be repaid in escalating quarterly installments beginning in February 1998 and ending in fiscal year 2004. The terms require that the Company obtain an interest rate protection agreement to protect at least 50% of the commitments against fluctuations in the three-month LIBOR rate for a period of at least three years. The Company has agreements in place that protects up to $50 million of borrowings against future LIBOR rate increases above 7.625% through August 1997; up to $60 million of borrowings against future LIBOR rate increases above 7.5% from August 1997 through August 1998; and up to $47.5 million of borrowings against future LIBOR rate increases above 9.5% from August 1998 through August 1999. In addition, the terms of the Credit Facility require the maintenance of certain specified financial and operating covenants, provide for restrictions on capital expenditures and future acquisitions, and prohibit any payments of principal or interest on the Junior Subordinated Notes or the payment of dividends.

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

                        TELETOUCH COMMUNICATIONS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)



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

The Company is a leading provider of wireless messaging services, primarily paging services, in non-major metropolitan areas and communities in the southeast United States. As of February 28, 1997 the Company had approximately 308,144 pagers in service. The Company derives the majority of its revenues from fixed periodic fees, not dependent on usage, charged to subscribers for paging services. As long as a subscriber remains on service, operating results benefit from the recurring payments of the fixed periodic fees without incurring additional selling expenses or other fixed costs. Due to the growth from the completion of the acquisitions discussed below, the Company's results of operations for prior periods may not be indicative of future performance.

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

During the first nine months of fiscal year 1997, the Company completed the acquisition of all of the stock of Russell's Communication, Inc., d.b.a. laPAGEco ("laPAGEco") and AACS Communications, Inc. ("AACS") for cash consideration of approximately $2.3 million and $1.9 million, respectively. In addition, the Company acquired substantially all of the assets of Warren Communications, Inc. ("Warren"), for cash consideration of approximately $5.1 million and Dave Fant Company, d.b.a. Oklahoma Radio Systems ("ORS") for cash consideration of approximately $2.1 million and Cimarron Towers Inc. ("Cimarron") for cash consideration of approximately $0.5 million. Additional consideration for Cimarron was calculated at $1.4 million based on actual performance during the four month period from September 1996 through December 1996. This additional consideration is payable over a six month period beginning March 1997. The consideration paid for these acquisitions was obtained from available capacity under the Company's existing credit facility. Collectively, the acquisitions made during the first nine months of fiscal year 1997 are referred to as "the Fiscal Year 1997

                        TELETOUCH COMMUNICATIONS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)


Acquisitions".

Each of these acquisitions have been accounted for using the purchase method of accounting. Of the total purchase price for these acquisitions, for financial reporting purposes, the preliminary allocation was approximately $1.1 million to property, plant and equipment, $0.2 million to accounts receivable, $0.3 million to inventory and other assets, $5.2 million to FCC licenses, $3.6 million to subscriber bases, $0.4 million to non-compete agreements, with the remaining amount allocated to goodwill.

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


                                                                                  Pro forma
                                                Nine Months ended             Nine Months ended
                                            February 28  February 29       February 28  February 29
                                               1997           1996           1997           1996
                                          --------------  -------------  -------------  -------------
                                          (in thousands, except pagers, ARPU and per share amounts)
Net revenue                                    $ 26,492       $ 19,257       $ 27,260       $ 24,745

Operating (loss) income                        $   (617)           305           (467)           991

Loss before extraordinary item                 $ (6,345)      $ (3,057)      $ (6,124)      $ (3,351)

Loss per share before extraordinary item       $  (1.29)      $  (0.76)      $  (1.25)      $  (0.88)

EBITDA (1)(2)                                  $  9,027       $  6,766       $  9,448       $  9,512

Pagers in service at end of period              308,000        180,000        308,000        233,000

Average revenue per unit ("ARPU")              $  10.63       $  13.93       $   9.78       $  11.34

(1) EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA is a standard measure of financial performance in the paging industry. However, EBITDA is not a measure defined in generally accepted accounting principles ("GAAP") and should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with GAAP. EBITDA is, however, one of the primary financial measures by which the Company's covenants are calculated under the agreements governing the Company's indebtedness.
(2) As discussed below, in July 1996 the Company and ProNet, Inc. mutually agreed to terminate a previously announced agreement to merge the Company with a subsidiary of ProNet. In addition, the Company elected not to complete certain other acquisitions that it had been pursuing. The actual and pro forma EBITDA for the nine months ended February 28, 1997 shown above excludes $522,000 of non-recurring costs associated with these terminations.

                        TELETOUCH COMMUNICATIONS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)


Results of Operations for the nine and three months ended February 28, 1997 and February 29, 1996

Net Revenue: The historical net revenue of the Company has increased to $26.5 million and $9.2 million for the nine and three months ended February 28, 1997 from $19.3 million and $7.4 million for the nine and three months ended February 29, 1996. These increases are due primarily to the increase in the pagers in service resulting from the completion of the Dial Acquisition in August 1995, the Fiscal Year 1997 Acquisitions as well as greater market penetration in the Company's existing markets. Pagers in service increased to approximately 308,000 at February 28, 1997 as compared to 180,000 at February 29, 1996. The Fiscal Year 1997 Acquisitions represented approximately 97,000 of this increase.

The impact on net revenue of the increase in pagers in service is partially offset by the decline in average revenue per unit ("ARPU"). ARPU for the nine months ended February 28, 1997 was $10.63 as compared to $13.93 for the nine months ended February 29, 1996. This decline in ARPU is due to increased competition in the Company's markets as well as an increase in the number of paging units sold to paging resellers. Paging resellers are businesses that buy airtime at wholesale prices from the Company and sell the service to subscribers. While the wholesale price to the reseller is lower than the price the Company charges directly to its customers, the reseller bears the cost of acquiring, billing, collecting and servicing the subscribers. Prior to the Fiscal Year 1997 Acquisitions, approximately 16% of the Company's paging units were sold through resellers, as of February 28, 1997 approximately 38% of the Company's paging units are sold through resellers. The Company expects to see the ARPU continue to decline as the competition continues to pursue customers in its marketplace, generally resulting in new customers being added at a lower ARPU than the Company's existing ARPU in that market. In addition, the higher percentage of units sold through resellers in the Fiscal Year 1997 Acquisitions as compared to the percentage sold through resellers by the Company prior to these acquisitions, will also result in an overall reduction of the ARPU. However, while there can be no assurance, the Company expects that growth in units in service will increase sufficiently to offset this decline in ARPU and not result in a decrease in net revenue.

Expenses, excluding depreciation and amortization: Operating expenses, excluding depreciation and amortization, were $18.0 million, 68% of net revenue, in the first nine months of fiscal year 1997 as compared to $12.5 million, 65% of net revenue in the first nine months of fiscal year 1996 and $6.1 million, 66% of net revenue, in the three months ended February 28, 1997 as compared to $4.9 million, 66% of net revenue in the three months ended February 29, 1996. The increased costs are primarily due to the inclusion of operating results of the Dial Acquisition for nine full months in fiscal year 1997 as compared to only four months in fiscal year 1996 and the inclusion of the Fiscal Year 1997 Acquisitions from their respective acquisition dates. In addition, $0.5 million of non-recurring costs are included in general and administrative expenses for the nine months ended February 28, 1997 related to costs incurred in connection with a now terminated proposed merger with ProNet, Inc. ("ProNet") and certain other proposed acquisitions that the Company will not be pursuing. Excluding the impact of these non-recurring costs, operating expenses for the first nine months of fiscal year 1997 were $17.5 million, 66% of net revenues. On a pro forma basis, assuming the Fiscal Year 1997 Acquisitions and the Dial Acquisition had occurred at the beginning of the respective periods, these expenses increased to $18.3 million, 67% of pro forma net revenue, ($17.8 million and 65% excluding the costs associated with the terminated ProNet merger and other acquisitions) for the first nine months of fiscal year 1997 as compared to $15.2 million, 62% of pro forma net revenue, in the first nine months of fiscal year 1996.

The increase as a percentage of actual and pro forma net revenue is due to the increased costs associated with a much larger, publicly traded, company; slower than expected costs savings realized from the integration of the Fiscal Year 1997 Acquisitions; and an increase of approximately $0.4 million of bad debt expense incurred during fiscal year 1997 as compared to fiscal year 1996. Many of the costs associated with being a larger publicly traded company, including increased general and administrative salaries and other costs, are incurred early in the growth process. Accordingly, these costs are expected to decrease as a percentage of net revenue as the company continues to grow. The slower than expected cost savings as well as the increase in bad debt expense resulted primarily from the diversion of senior management while it tried to complete the now terminated merger agreement with ProNet. Since the termination of the proposed merger, the Company has been focusing on

                        TELETOUCH COMMUNICATIONS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)


reducing costs and expects to see positive results during the second half of the fiscal year.

Depreciation and amortization: Depreciation and amortization expense increased to $9.1 million and $3.1 million for the nine and three months ended February 28, 1997 from $6.5 million and $2.6 million for the nine and three months ended February 29, 1996. The increase is due primarily to the increased amortization of intangible assets resulting from the Dial Acquisition and the Fiscal Year 1997 Acquisitions. The Company expects that this expense will continue to increase in the near term as the amortization related to the Dial Acquisition and the Fiscal Year 1997 Acquisitions are included in the results of operations for a full year.

Interest Expense: Interest expense increased to $6.1 million and $2.2 million for the nine and three months ended February 28, 1997 from $4.7 million and $1.8 million for the nine and three months ended February 29, 1996. This increase is due to the increased debt incurred by the Company in connection with the Fiscal Year 1997 Acquisitions and the Dial Acquisition as well as the financing of the costs associated with obtaining the Credit Facility. The Credit Facility terms provide for lower interest rates than the FINOVA Loan; however, due to the increased amount borrowed, the interest expense for fiscal year 1997 will be greater than the amounts incurred in fiscal year 1996.

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

Extraordinary Item: In July 1996, the Company repaid its outstanding notes payable to FINOVA Capital Corporation ("FINOVA") with the proceeds of the Credit Facility. As a result of this prepayment of the FINOVA Loan, the Company incurred a prepayment penalty of $1.0 million. The prepayment penalty, and unamortized deferred loan costs associated with the FINOVA Loan of approximately $2.6 million, were recorded as an extraordinary item. As discussed above, the Company has recorded a significant valuation allowance against tax assets which are not likely to be realized. Accordingly, the Company has not recognized any tax benefit associated with this extraordinary item.

EBITDA: EBITDA increased to $8.5 million, 32% of net revenue ($9.0 million, 34% of net revenue, excluding the $0.5 million of costs associated with the terminated ProNet merger and other terminated acquisitions), in the first nine months of fiscal year 1997 as compared to $6.8 million, 35% of net revenue in the first nine months of fiscal year 1996 and $3.2 million, 34% of net revenue, in the three months ended February 28, 1997 as compared to $2.5 million, 34% of net revenue in the three months ended February 29, 1996. On a pro forma basis, assuming the Fiscal Year 1997 Acquisitions and the Dial Acquisition had occurred at the beginning of the respective periods, EBITDA decreased to $8.9 million, 33% of pro forma net revenue, ($9.4 million and 35% excluding the costs associated with the terminated ProNet merger and other acquisitions) for the first nine months of fiscal year 1997 as compared to $9.5 million, 38% of pro forma net revenue, in the first six months of fiscal year 1996. The decrease in pro forma EBITDA as a percentage of net revenue is due to the impact of the increased costs discussed above. In addition, these margins are impacted by the declining ARPU discussed above. The Company expects that this margin will stabilize in the near term as the impact of declining ARPU is offset by increased revenue from increasing numbers of pagers in service and lower operating expenses as a percentage of net revenue.


FINANCIAL CONDITION

                        TELETOUCH COMMUNICATIONS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)


In July 1996, the Company entered into an agreement with a group of lenders, led by Chase Manhattan Bank, to provide new loans in an amount not to exceed $95 million (the "Credit Facility"). As of February 28, 1997, $66.8 million of the Credit Facility had been funded and $28.2 million is available for future funding. The funding from the Credit Facility was used to repay notes payable to FINOVA Capital Corporation (the "FINOVA Loan"), and to provide the financing necessary to complete the acquisitions discussed in Note B. As a result of the repayment of the FINOVA Loan, the Company was required to pay a $1 million prepayment penalty to FINOVA. The prepayment penalty and the unamortized deferred loan costs associated with the FINOVA Loan of approximately $2.6 million have been recorded as an extraordinary expense. Direct costs incurred in connection with obtaining the Credit Facility of approximately $3.0 million have been deferred and are being amortized, using the effective interest rate method, over the term of the loan.

The Credit Facility bears interest, at the Company's designation, at a floating rate of either the prime rate plus 1% to 2% or LIBOR plus 2% to 3% depending on the leverage ratio of the Company and is secured by substantially all of the assets of the Company and its subsidiaries. Borrowings under the Credit Facility require that the principal be repaid in escalating quarterly installments beginning in February 1998 and ending in fiscal year 2004. The terms require that the Company obtain an interest rate protection agreement to protect at least 50% of the commitments against fluctuations in the three-month LIBOR rate for a period of at least three years. The Company has agreements in place that protects up to $50 million of borrowings against future LIBOR rate increases above 7.625% through August 1997; up to $60 million of borrowings against future LIBOR rate increases above 7.5% from August 1997 through August 1998; and up to $47.5 million of borrowings against future LIBOR rate increases above 9.5% from August 1998 through August 1999. In addition, the terms require the maintenance of certain specified financial and operating covenants, provide for restrictions on capital expenditures and future acquisitions, and prohibit any payments of principal or interest on the Junior Subordinated Notes or the payment of dividends. The Company believes that the availability under the Credit Facility, and cash flow from operations, will be sufficient to fund working capital needs for the next twelve months.

The Company's paging operations require capital investment to procure pagers and to acquire paging infrastructure equipment to support the Company's growth. The Company's capital expenditures amounted to $2.6 million and $2.3 million for the first nine months of fiscal year 1997 and 1996, respectively. Management anticipates capital expenditures for the Company to continue to increase as the Company continues to improve its infrastructure. These expenditures will be paid for with cash generated from operations and borrowings under the unused portion of the Credit Facility.

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

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.


                                    TELETOUCH COMMUNICATIONS, INC.
                                    ------------------------------------
                                     (Registrant)



Date: April 3, 1997                 /s/ G. David Higginbotham
                                    ------------------------------------
                                    G. David Higginbotham
                                    President
                                    Chief Operating Officer




                                    /s/ Thomas R. McLemore
                                    ------------------------------------
                                    Thomas R. McLemore
                                    Vice President Finance
                                    Interim Chief Financial Officer
                                    (Principal Accounting Officer)