Form 10KSB
period 1997-05-31
TELETOUCH COMMUNICATIONS INC
filed 1997-08-29
CIK 928659

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                      ----------------------------------
FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED:   MAY 31, 1997
                                                ------------

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

                          Commission File No. 0-24992
                      ----------------------------------
                        TELETOUCH COMMUNICATIONS, INC.
                (Name of small business issuer in its charter)


        DELAWARE                                         75-2556090
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                  Identification Number)


        110 N. COLLEGE, SUITE 200, TYLER, TEXAS  75702  (903) 595-8800
         (Address and telephone number of principal executive offices)
                      ----------------------------------

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value; Class A Common Stock Purchase Warrants.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No  [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.     [    ]

As of August 7, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the average of the closing bid and asked prices on that date, was approximately $9,546,281.

As of August 7, 1997, the Registrant had outstanding 6,347,416 shares of Common Stock, 15,000 shares of Series A Preferred Stock, and 130,930 shares of Series B Preferred Stock.

Portions of the Registrant's Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders of the Registrant to be held on November 12, 1997, are incorporated by reference into Part III.

Transitional Small Business Disclosure Format:    Yes  [    ]    No  [  X  ]

                             INDEX TO FORM 10-KSB
                                      OF
                        TELETOUCH COMMUNICATIONS, INC.

                                                                        PAGE NO.
                                                                        --------

                                    PART I

Item 1.    Business                                                            1

Item 2.    Description of Property

Item 3.    Legal Proceedings

Item 4.    Submission of Matters to a Vote of Security Holders

                                    PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

Item 6.    Management's Discussion and Analysis

Item 7.    Financial Statements                                              F-1

Item 8. Changes In and Disagreements with Accountants On Accounting and Financial Disclosure

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.   Executive Compensation

Item 11.   Security Ownership of Certain Beneficial Owners and Management

Item 12.   Certain Relationships and Related Transactions

Item 13.   Exhibits and Reports on Form 8-K

          STATEMENTS CONTAINED OR INCORPORATED BY REFERENCE IN THIS DOCUMENT THAT ARE NOT BASED ON HISTORICAL FACT ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY", "WILL", "EXPECT", "ESTIMATE", "ANTICIPATE", "CONTINUE", OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. FORWARD-LOOKING STATEMENTS ARE BASED UPON NUMEROUS ASSUMPTIONS ABOUT FUTURE CONDITIONS THAT COULD PROVE NOT TO BE ACCURATE. ACTUAL EVENTS, TRANSACTIONS AND RESULTS MAY DIFFER MATERIALLY FROM THE ANTICIPATED EVENTS, TRANSACTIONS AND RESULTS DESCRIBED IN SUCH STATEMENTS. THE COMPANY'S ABILITY TO CONSUMMATE SUCH TRANSACTIONS AND ACHIEVE SUCH EVENTS OR RESULTS IS SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES.


                                    PART I

ITEM 1.   BUSINESS

GENERAL

     Teletouch Communications, Inc. (the "Company" or "Teletouch") was formed in July 1994 and is headquartered in Tyler, Texas. Teletouch, or one of its several predecessors, has operated paging, two-way mobile communications services and telemessaging services in east Texas for over 30 years. Unless otherwise indicated, references herein to the Company or Teletouch include Teletouch-Texas and the Company's various predecessors.

     The Company provides paging services in non-major metropolitan areas and communities. Currently the Company provides services in Alabama, Arkansas, Louisiana, Mississippi, Missouri, Oklahoma, Texas, Tennessee and Florida. The Company has 39 sales offices in 9 states. Through intercarrier arrangements, the Company provides additional nationwide and regional coverage.

     The Company has experienced significant growth both internally and through acquisitions. At May 31, 1997 the Company had approximately 321,100 pagers in service as compared to approximately 195,500 and 68,500 at May 31, 1996 and 1995, respectively. For fiscal year 1997 the Company had net revenues of $35.8 million as compared to $27.0 million and $6.6 million in fiscal years 1996 and 1995, respectively.

     The Company's strategy is to continue to expand within its existing marketplaces as well as by acquiring additional regional paging companies that serve adjacent markets, generally consisting of smaller metropolitan and non-metropolitan markets. The Company also considers acquisitions of other paging companies that also cover larger metropolitan markets provided that they service markets that are strategically located near its existing markets. The Company believes that the smaller metropolitan and non-metropolitan markets have been relatively ignored by the larger companies in the paging industry and therefore provide for greater growth potential for paging and related services. By combining its business with other similar companies, the Company believes it can achieve improved operating results of the combined businesses by consolidating administrative functions, taking advantage of economies of scale and, sharing common frequencies to offer customers paging coverage over a wider area on the Company's own system. By reducing overhead costs, expanding sales, and focusing on secondary markets, the Company believes that it can improve its pager service operating margins while achieving continued pager unit and revenue growth.

ACQUISITIONS

     In December 1994, the Company acquired substantially all of the assets and liabilities of Beepers Plus of Jackson Partnership and the stock of Beepers Plus of Memphis, Inc., and Beepers Plus of Nashville (collectively "Beepers Plus") for approximately $20.7 million. In addition, in December 1994, the Company acquired substantially all of the non-cash assets and assumed certain liabilities of Waco Communications, Inc. ("WACO") for approximately $2.9 million. In August, 1995 the Company purchased substantially all of the non-cash assets and assumed selected liabilities of Dial-A-Page, Inc. ("Dial") for a purchase price of approximately $49.4 million (the "Dial Acquisition"). These acquisitions have been financed with the proceeds from the Company's Initial Public Offering in December 1994, the private placement of $25 million of debt and equity securities and the proceeds from additional senior debt. Together, the Beepers Plus, Waco and Dial acquisitions added approximately 141,000 subscribers to the Company's subscriber base. For further discussion of these acquisitions, see "Management's Discussion and Analysis - Acquisitions".

     During the first nine months of fiscal 1997, the company completed the acquisition of all the stock of Russell's Communication, Inc., d.b.a. laPageco ("laPageco") and AACS Communications, Inc. ("AACS") for cash consideration of approximately $2.3 million and $1.9 million, respectively. In addition, the Company acquired substantially all the assets of Warren Communications, Inc. ("Warren") for cash consideration of approximately $5.1 million, Dave Fant Company, d.b.a. Oklahoma Radio Systems ("ORS") for cash consideration of approximately $2.1 million and Cimarron Towers Inc. ("Cimarron") for cash consideration of approximately $0.4 million. Additional consideration for Cimarron was calculated at $1.4 million based on actual performance for the four month period from September 1996 through December 1996. This additional consideration is payable over a six month period which began March 1997. The consideration paid for these acquisitions was obtained from available capacity under the Company's existing credit facility. Collectively, the acquisitions made during the first nine months of fiscal year 1997 are referred to as "the Fiscal Year 1997 Acquisitions".


INDUSTRY BACKGROUND

     The paging industry has been in existence since 1949 when the Federal Communications Commission ("FCC") allocated a group of radio frequencies for use in providing one-way and two-way mobile communications services. Throughout its history, the paging industry has been characterized by consolidation, substantial growth and technological change. Historically, the paging industry has been highly fragmented, with a large number of small, local operators. The industry grew slowly as the quality and reliability of equipment gradually improved and consumers began to perceive the benefits of mobile communications. Many of the firms that entered the paging business during the first two decades of the industry did so as a complement to their existing telephone answering service or two-way radio communications sales and service businesses. Further improvements in equipment reliability and cost-effective technological innovations helped to accelerate the use of paging services in the 1970s.

     Some of the most significant developments in the industry occurred in the 1980s. The digital display pager was introduced, which quickly supplanted tone and voice pagers as the most popular paging product. In 1982 the FCC allocated additional frequencies, which expanded the capacity of the industry and allowed new market entrants in markets where additional frequencies were previously unavailable.

     Although the growth rate of the paging industry is difficult to determine precisely, management estimates that the number of pagers in service has grown since 1990 at an annual rate of nearly 20% and will continue to grow at an annual rate of approximately 15% for the next five years. Sources estimate that at the end of 1996 there were approximately 42 million pagers in service in the United States and that there will be at least 50 million units in service by the year 2000. Factors generally considered contributing to this expected growth include: (i) increased mobility of the general population; (ii) a continued movement towards a service based economy; (iii) general increase in awareness of the benefits of mobile communications; (iv) the relatively high costs of other mobile communications services such as cellular telephone service; and (v) technological advances in paging equipment and services

     Three types of carriers have emerged in the paging industry: (i) large national paging companies; (ii) regional carriers, including Teletouch, that operate in regional markets such as several contiguous states in one geographic region of the United States but can offer subscribers service outside of the subscriber's home region through a national network of interconnections between the subscriber's own provider, a national firm and other regional providers; and
(iii) small, single market operators.

PAGING OPERATIONS

     Paging provides a one-way communications link to a paging service subscriber within the paging service coverage area. Each subscriber is assigned a distinct telephone number or personal identification number that a caller dials to activate the subscriber's pager. When a telephone call for a subscriber is received at the Company's computerized paging control terminals, a radio signal is transmitted to the subscriber's pager which then causes the pager to emit a voice signal, a tone or a vibration to alert the subscriber. Depending upon the type of pager in use, the paging subscriber may respond directly to the message from information displayed on the pager or by calling his or her home, office or voice mail system to receive the message. The advantage of paging over a conventional telephone service is that the pager's reception is not restricted to a single location, and its advantage over a cellular telephone is that a pager is smaller, has a longer battery life and, most importantly, is substantially less expensive to use. Some cellular subscribers use a pager in conjunction with their cellular telephone to screen incoming calls and to lower the expense of their cellular telephone service.

     The Company currently provides four basic types of paging services: tone-only, numeric digital display, alphanumeric display (all of which can be used in conjunction with the Company's voice mail services) and tone-plus-voice. In each case, the subscriber carries a pocket-sized radio receiver, i.e., a pager, that is preset to monitor a designated radio frequency. A subscriber's pager is activated by radio signals emitted by the transmitters. In the case of a numerical digital display pager, a caller transmits a message that may consist of an area code and telephone number or other numerical information consisting of up to 12 digits. Alphanumeric display service allows subscribers to receive and store messages consisting of both numbers and letters. With tone-only service, the subscriber's receiver, when activated, produces an audible "beep" sound or vibration and with tone-plus-voice service, the pager emits a beeping sound plus a brief voice message.


     Digital display paging service, which was introduced around 1980, has in recent years grown at a faster rate than tone-only or tone-plus-voice service. Today the vast majority of the pagers in service are numeric display. Alphanumeric display pagers, which were introduced in the mid-1980s, constitute a small but increasing portion of the Company's subscriber base.

     The Company offers paging subscribers voice mail messaging services. When a subscriber uses voice mail in conjunction with paging service and a recorded message is left by a caller, the paging subscriber is automatically notified through a page alert. Voice mail employs a sophisticated computer technology that enables the customer to receive digitally recorded voice messages 24 hours a day wherever he or she is by accessing the voice mail system via any touch-tone telephone. The Company's voice mail systems provide complete message privacy, allow for personalized message greetings and enable voice messages to be sent to a large group of people simultaneously.

     The paging industry has traditionally distributed its services through direct marketing and sales activities. In recent years, additional channels of distribution have evolved, including: (i) carrier-operated stores; (ii) resellers, who purchase paging services on a wholesale basis from carriers and resell those services on a retail basis to their own customers; (iii) agents who solicit customers for carriers and are compensated on a commission basis; and
(iv) retail outlets that often sell a variety of merchandise, including pagers and other telecommunications equipment. While most paging subscribers traditionally have been business users, industry observers believe that pager use among consumers has increased significantly in recent years. In addition, paging subscribers have increasingly chosen to purchase rather than lease their pagers. The Company expects that these trends will continue.

SOURCES OF SYSTEM EQUIPMENT AND PAGERS

     The Company does not manufacture any of the pagers or related transmitting and computerized paging terminal equipment used in the Company's paging operations. The equipment used in the Company's paging operations, including pagers, is available for purchase from multiple sources, and the Company anticipates that pagers and paging equipment will continue to be available to the Company in the foreseeable future, consistent with normal manufacturing and delivery lead times. Because of the high degree of compatibility among different models of transmitters, computers and other paging and voice mail equipment manufactured by suppliers, the Company's paging networks are not dependent upon any single source of such equipment. The Company continually evaluates new developments in technology in connection with the design and enhancement of its paging and voice mail systems and selection of products to be offered to subscribers. The Company currently purchases the majority of its pagers, from Motorola, its transmitters from two competing sources and its paging terminals from Glenayre, a manufacturer of mobile communications equipment.

THE COMPANY'S PRODUCTS AND MARKETS

     The Company's products are wireless communications services, primarily paging and telemessaging services, including voice mail and alphanumeric transcription services. The Company is licensed by the FCC to transmit numeric, alphanumeric, voice and tone-only messages to pagers it either sells or leases to customers.

     The Company's customers include various size companies with field sales and service operations, individuals in occupations requiring substantial mobility and the need to receive timely information, and a rapidly expanding base of individual consumers who use pagers to stay in touch with friends and family. Some of the Company's customers use pagers rather than home telephones as their primary means of communication. These customers often respond to pages using pay phones and the telephones of friends and family.

     The Company's sales strategy is to concentrate on smaller business accounts and individuals who value continuity, quality and personal service. In recent years the Company has increasingly emphasized pager sales as compared to rentals. Customers buying pagers and paying only for service (wireless message transmission) tend to be less likely to leave the Company for a competitor because doing so often requires that the frequency of the pager, as well as the pager's telephone number, must be changed. The Company has the ability to offer a high level of technical support and provides a full range of dependable communications services with personal service.

     The Company markets its paging services in Texas under the Teletouch name, Beepers Plus by Teletouch in the Tennessee markets of Memphis and Nashville and Dial-A-Page by Teletouch in its other markets. In order to access the broadest possible market, the Company utilizes multiple distribution channels including:
(i) Company operated sales offices, including malls and strip shopping centers, that sell pagers to the consumer market; (ii) direct sales staff that concentrate on business accounts; (iii) resellers, who purchase bulk paging services from the Company and resell them to their own subscribers; and (iv) by reselling other paging carriers' services when existing or potential customers require paging service beyond the coverage of its own network.

COMPETITION

     The Company experiences direct competition from one or more competitors in all the locations in which it operates. Some of the Company's competitors have greater financial resources than the Company. Competition for subscribers to the Company's paging services is based primarily on the price and quality of services offered and the geographic area covered. The Company believes that the price and quality of its services and its geographic coverage areas within its markets generally compare favorably with those of its competitors.

     Although some of the competitors are small privately owned companies serving only one market area, others are subsidiaries or divisions of larger companies, such as telephone companies, that provide paging services in multiple market areas. Among the Company's competitors are Arch Communications Group, Inc., AT&T Wireless Messaging, Beepers Unlimited, Metrocall, Inc., Mobilemedia Communications, Inc., Paging Network, Inc. and Air Touch, Inc.

     Entities offering wireless two-way communications services, including cellular, broadband personal communication service ("PCS") and specialized mobile radio services ("SMR"), also compete to a certain extent with the Company's paging services. Cellular and PCS service is generally more expensive than paging services and, where price is a consideration and access to fixed wire communications (such as ordinary telephones) is available, paging can compete successfully with or be an adjunct to cellular and PCS systems. In addition, future technological advances and associated regulatory changes in the telecommunications industry could create new services or products competitive with the paging services currently provided by the Company. Recent and proposed regulatory changes by the FCC are aimed at encouraging such technological developments and new services and promoting competition. There can be no assurance that the Company would not be adversely affected by such technological developments or regulatory changes.

REGULATION

     The Company's paging operations are subject to regulation by the FCC under the Communications Act of 1934, as amended (the "Communications Act"), and may be conducted only under licenses to use frequencies granted by the FCC to the
Company.   In addition to authorizing the use of radio frequencies,  FCC licenses set forth the technical parameters, such as maximum power and tower height, under which the Company is permitted to use those frequencies.

     The FCC has recently adopted rules generally revising the classification of licenses. Traditionally, the FCC has classified licensees as either Radio Common Carrier licenses ("RCC") or Private Carrier Paging ("PCP") licenses. Pursuant to the FCC's rules, all licensees will be classified either as Commercial Mobile Radio Service licenses ("CMRS") or Private Mobile Radio Services licensees. Those carriers, like the Company and its competitors, who make service available to the public on a for-profit basis through interconnection with the public switched telephone network are classified as CMRS licensees. The FCC has recently adopted new rules to license paging channels in the exclusive UHF and VHF bands, as well as in the exclusive 929 and 931 MHz bands, on a geographic area basis. Geographic area licenses will be awarded through auctions, which are expected to be held sometime in 1998. Incumbent licensees, such as the Company, will retain their exclusivity under the FCC's rules. The Company also operates paging systems utilizing shared, non-exclusive frequencies below 929 MHz. The FCC has indicated that these shared these shared frequencies will not be subject to the upcoming auctions.

     In addition, until recently, the RCC licenses held by the Company were subject to rate and entry regulations in states that chose to impose tariff and certification obligations whereas the PCP licenses were not subject to such regulations. As a result of recent Congressional legislation, the state regulatory differences between RCCs and PCPs have been eliminated.

     The FCC radio licenses granted to the Company are for varying terms of up to 10 years, and renewal applications must be approved by the FCC. In the past, FCC renewal applications have been more or less routinely granted. Although there can be no assurance that any future applications filed by the Company will be approved or acted upon in a timely manner by the FCC, based on its experience to date, the Company believes that such applications will continue to be approved.

     In the past, the Company regularly applied to the FCC for authority to use additional frequencies and to add additional transmitter sites to expand coverage on existing frequencies. Under current FCC guidelines, the Company can expand its coverage and add additional sites only on frequencies formerly classified as PCP frequencies below 929.000 MHz. All other paging frequencies on which the Company holds licenses are frozen in a status quo condition pending the final announcement and implementation of geographic area licensing auctions anticipated in 1998. The Communications Act also requires prior FCC approval for acquisitions by the Company of radio licenses held by other companies, as well as transfers of controlling interests of any entities that hold radio licenses. Although there can be no assurance that any such future applications filed by the Company will be approved or acted upon in a timely manner by the FCC, the Company knows of no reason to believe such applications would not be approved or granted. The FCC has determined that all major modification and expansion applications will be subject to competitive bidding ("auction") procedures. Since these procedures are new to the paging industry, the Company cannot predict their impact on its licensing practices.

     The Communications Act requires the FCC to limit foreign ownership of licenses. These foreign ownership restrictions limit the percentage of Company stock that may be owned or voted, directly or indirectly, by aliens or their representatives, a foreign government or its representatives, or a foreign corporation. Similar statutory restrictions limit aliens and foreign representatives from being officers and directors of entities that hold CMRS licenses. However, these limitations will be modified when a new international trade agreement goes into effect in 1998.

     The FCC has authority to restrict the operation of licensed radio facilities or to revoke or modify such licenses. The FCC may adopt changes to its radio licensing rules at any time, subject to following certain administrative procedures. The FCC may impose fines for violations of its rules. Under certain circumstances, the Company's license applications may be deemed "mutually exclusive" with those of other paging companies, in which case, the FCC would select between the mutually exclusive applicants. The FCC has previously used lottery procedures to select between mutually exclusive paging applications; however, recently the FCC, in response to a Congressional mandate, began awarding new CMRS paging licenses by the auction process.

     The FCC could change its rules or policies in a manner that could have a material adverse effect on the Company's business. Such actions could affect the scope and manner of the Company's services, or could lead to increased competition in the paging industry. For example, the FCC was ordered by Congress to hold auctions to award licenses for new personal communications services in 1994. These and other new mobile services could compete directly or indirectly with the Company. In addition, from time to time, federal and state legislators propose legislation that could affect the Company's business either beneficially or adversely. The Company cannot predict the impact of such legislative actions on its operations.

     The foregoing description of certain regulatory factors does not purport to be a complete summary of all present and proposed legislation and regulations pertaining to the Company's operations.

EMPLOYEES

As of August 7, 1997, the Company had approximately 307 total employees, of which 254 were full-time. The majority of these individuals are marketing, servicing and clerical employees. The Company considers its relationships with its employees to be satisfactory and is not a party to any collective bargaining agreement.

ITEM 2.   DESCRIPTION OF PROPERTY

     The Company currently owns 4 office buildings and twenty transmitter sites and the transmitter broadcast towers on those sites. In addition, the Company leases 46 additional locations in its market areas, including its executive offices in Tyler, Texas. The Company leases transmitter sites on commercial towers, buildings, and other fixed structures in approximately 303 locations. The Company's leases are for various terms and provide for monthly rental payments at various rates. The Company is obligated to make total lease payments of approximately $1,046,000 under its office facility and tower site leases for the fiscal year ended May 31, 1998, see Note G to the consolidated financial statements.

     The Company believes that its facilities are adequate for its current needs and that it will be able to obtain additional space as needed at reasonable cost.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is party to various legal proceedings arising in the ordinary course of business. The Company believes that there is no proceeding, either threatened or pending, against the Company that could result in a material adverse effect on the results of operations or financial condition of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended May 31, 1997, no matters were placed before the stockholders of the Company for consideration.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Prior to the Company's initial public offering in December 1994 there had been no public market for the securities of the Company. As of December 21, 1994 the Company's securities were listed for quotation on The Nasdaq Small-Cap Market ("Nasdaq") under the symbols: TELL and TELLW. As of December 21, 1994, the Company's securities were listed for trading on the Boston Stock Exchange ("BSE") under the symbols TLL and TLLW. There can be no assurance that the Company will be able to continue to satisfy the requirements for quotation on Nasdaq or listing on BSE.

     The following table sets forth, for the periods indicated, the reported high and low transaction prices for the Common Stock and Class A Warrants for the periods such securities were traded on Nasdaq. Such quotations reflect inter-dealer prices, but do not include retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

                     Common Stock   Class A Warrants
                    --------------  ----------------
                     High    Low      High     Low
                    ------  ------  --------  ------
Fiscal year 1996
   1/st/ Quarter     4-3/4   3-1/4    1-3/32   11/32
   2/nd/Quarter     4-1/16   2-7/8     13/16     1/2
   3/rd/ Quarter         4  3-1/16     19/32     1/4
   4/th/ Quarter         6   3-3/4     1-1/8   13/32
Fiscal Year 1997
   1/st/ Quarter     5-3/8   2-5/8       1/2    5/16
   2/nd/ Quarter     3-1/8   2-7/8      5/16     1/4
   3/rd/ Quarter         3   1-3/4       3/8    5/16
   4/th/ Quarter     2-1/4   1-5/8       1/2     1/4
---------------------

     As of August 7, 1997 there were 6,353,416 shares of common stock, 15,000 shares of Series A preferred stock, 130,930 shares of Series B preferred stock, 2,300,000 Class A Warrants, 3,991,260 shares of Common Stock Purchase Warrants, and 486,259 shares of Series B Preferred Stock Purchase Warrants outstanding.
As of August 7, 1997, there were 38 holders of record of the Common Stock, in excess of 300 beneficial holders, and 16 holders of record of the Class A Warrants based upon information furnished by Continental Stock Transfer & Trust Company, New York, New York, the transfer agent for the Common Stock and the Class A Warrants. The number of holders of record does not reflect the number of beneficial holders of the Company's Common Stock or Class A Warrants for whom shares and warrants are held by banks, brokerage firms and others.

       The Company has never paid and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Dividends on the Series A Preferred Stock accrue at 14% per annum. Such dividends may be paid in kind by the issuance of additional securities. Cash payment of any dividends on the Company's Common Stock or Preferred Stock, and the redemption of the Preferred Stock, are prohibited so long as the Credit Facility is outstanding. See "Management's Discussion and Analysis-Financial Condition."

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS


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

     The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

OVERVIEW

     The Company is a leading provider of wireless messaging services, primarily paging services, in non-major metropolitan areas and communities in the southeast United States. As of May 31, 1997 the Company had 321,100 pagers in service. The Company derives the majority of its revenues from fixed periodic, usually monthly, fees, not dependent on usage, charged to subscribers for paging services. As long as a subscriber remains on service, operating results benefit from the recurring payments of the fixed periodic fees without incurring additional selling expenses or other fixed costs. Due to the growth from the completion of the acquisitions discussed below, the Company's results of operations for prior periods may not be indicative of future performance.

ACQUISITIONS

     During fiscal 1997, the Company completed the acqisition of all the stock of Russell's Communication, Inc., d.b.a. laPageco ("laPageco") and AACS Communications, Inc. ("AACS") for cash consideration of approximately $2.3 million and $1.9 million, respectively. In addition, the Company acquired substantially all the assets of Warren Communications, Inc. ("Warren") for cash consideration of approximately $5.1 million, Dave Fant Company, d.b.a. Oklahoma Radio Systems ("ORS") for cash consideration of approximately $2.1 million and Cimarron Towers Inc. ("Cimarron") for cash consideration of approximately $0.4 million. Additional consideration for Cimarron was calculated at $1.4 million based on actual performance for the four month period from September 1996 through December 1996. This additional consideration is payable over a six month period which began March 1997. The consideration paid for these acquisitions was obtained from available capacity under the Company's existing credit facility. Collectively, the acquisitions made during the first nine months of fiscal year 1997 are referred to as "the Fiscal Year 1997 Acquisitions".

     Each of these acquisitions have been accounted for using the purchase method of accounting. Of the total purchase price for these acquisitions, for financial accounting purposes, the allocation was approximately $0.8 million to property, plant and equipment, $0.2 million to accounts receivable, $0.1 million to inventory and other assets, $4.8 million to FCC Licenses, $4.2 million to subscriber bases, $0.4 million to non-compete agreements, with the remaining amount allocated to goodwill.

     In August 1995, the Company purchased substantially all of the non-cash assets and assumed selected liabilities of Dial-A-Page, Inc. ("Dial") for a purchase price of approximately $49.4 million (the "Dial Acquisition"). Of the total purchase price, for financial reporting purposes, approximately $14.2 million was allocated to property, plant and equipment, $0.5 million to accounts receivable, $15.5 million to FCC license, $13.8 million to subscriber bases, $0.1 million to non-compete, $1.2 million to current liabilities, and $0.1 million to other current assets, with the remaining amount allocated to goodwill.

     To complete the Dial Acquisition, and to provide additional working capital, the Company completed the private placement of $25 million of debt and equity securities with Continental Illinois Venture Corporation ("CIVC") and certain other parties both related and unrelated to CIVC (together with CIVC, the "CIVC Investors"), and $35 million in additional senior financing from its' former senior lender, FINOVA Capital Corporation ("FINOVA"). The Company incurred financing costs and professional fees incident to the Dial Acquisition, and the related financings, of approximately $5.5 million. The CIVC Investors purchased 15,000 shares, with an initial liquidation value of $15 million, of the Series A 14% Cumulative Preferred Stock (the "Series A Preferred Stock") and $10 million of 14% Junior Subordinated Notes ("the Subordinated Notes") due in fiscal year 2003. Dividends on the Series A Preferred Stock accrue at the rate of 14% per annum. Each share of Series A Preferred Stock will become convertible into common stock based on a stated formula after August 3, 2003. The CIVC Investors also received warrants, exercisable at a nominal price, to purchase 5,065,951 shares of Teletouch common stock (the "Common Stock Purchase Warrants") and 617,189 shares of Series B Preferred Stock (the "Series B Preferred Stock Purchase Warrants"). Each share of Series B Preferred Stock will become convertible into six shares of Common Stock after two years or earlier upon the occurrence of an event of default as specified by the purchase agreement. CIVC will have the right, after two years, to require that its securities be registered for public sale.

     In December 1994, the Company acquired substantially all of the assets and liabilities of Beepers Plus of Jackson Partnership and the stock of Beepers Plus of Memphis, Inc. and Beepers Plus of Nashville (collectively, "Beepers Plus") for approximately $20.7 million. In addition, in December 1994, the Company acquired substantially all of the non-cash assets and assumed certain liabilities of Waco Communications, Inc. ("WACO") for approximately $2.9 million. The acquisitions of Beepers Plus and WACO were financed with the proceeds from the Company's Initial Public Offering (see Note H to the consolidated financial statements) and a $19 million loan from FINOVA.

RESULTS OF OPERATIONS

     The following table presents certain items from the Company's consolidated statements of operations, certain unaudited pro forma information, and certain other information for the periods indicated. The pro forma information presents results of the operations of the Company as if the acquisitions of Dial, laPageCo, Warren, ORS, Cimarron and AACS (collectively, "the Completed Acquisitions") and the related financing, had occurred at the beginning of each period presented.

                                                                              Pro forma
                                           Year ended May 31,             Year ended May 31,
                                      -----------------------------  ----------------------------
                                           1997            1996           1997           1996
                                      ---------------  ------------  --------------  ------------
                                      (in thousands, except pagers, ARPU and per share amounts)
Net revenue                                 $ 35,834      $ 27,046        $ 36,597      $ 33,450
Operating expenses                            37,163        27,646          37,849        33,896
                                            --------      --------        --------      --------
Operating Income                              (1,329)         (600)         (1,252)         (446)
Interest expense, net                         (8,177)       (6,421)         (8,370)       (8,200)
Other                                             --            --              --            --
                                            --------      --------        --------      --------
Loss before income taxes                      (9,506)       (7,021)         (9,622)       (8,646)
Income tax benefit                              (476)       (2,201)           (481)       (2,715)
                                            --------      --------        --------      --------
Loss before extraordinary item                (9,030)       (4,820)       $ (9,141)     $ (5,931)
Extraordinary item                            (3,389)           --          (3,389)       (1,338)
                                            --------      --------        --------      --------
Net loss                                    $(12,419)     $ (4,820)       $(12,530)     $ (7,269)
                                            ========      ========        ========      ========
Loss per share applicable to
 common stock:
  Loss before extraordinary item            $  (1.81)     $  (1.15)       $  (1.83)     $  (1.39)
  Extraordinary item                           (0.53)           --           (0.53)        (0.23)
                                            --------      --------        --------      --------
  Net loss                                  $  (2.34)     $  (1.15)       $  (2.36)     $  (1.62)
                                            ========      ========        ========      ========
EBITDA (1)(2)                               $ 12,402      $  9,337        $ 12,771      $ 12,026
                                            ========      ========        ========      ========
Pagers in service at end of period           321,100       195,500         321,100       195,500
                                            ========      ========        ========      ========
Average revenue per unit ("ARPU")           $  10.02      $  13.56        $  10.02      $  13.57
                                            ========      ========        ========      ========

--------------------------

(1) EBITDA represents earnings before other income (expense), taxes, depreciation and amortization (and certain non-recurring charges). EBITDA is a standard measure of financial performance in the paging industry. However, EBITDA is not a measure defined in generally accepted accounting principles ("GAAP") and should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with GAAP. EBITDA is, however, one of the primary financial measures by which the Company's covenants are calculated under the agreements governing the Company's indebtedness.

(2) As discussed below, in July 1996 the Company and ProNet, Inc. mutually agreed to terminate a previously announced agreement to merge the Company with a subsidiary of ProNet. The actual and pro forma EBITDA shown above excludes $527,000 and $627,000 of non-recurring costs associated with the ProNet agreement for fiscal 1997 and 1996, respectively.

Results of Operations for the fiscal years ended May 31, 1997, 1996 and 1995
----------------------------------------------------------------------------

     Net Revenue:  The historical net revenue of the Company has increased to
     -----------
$35.8 million in fiscal year 1997 from $27.0 million and $6.6 million in fiscal years 1996 and 1995, respectively. These increases are due primarily to the increase in the pagers in service resulting from the Completed Acquisitions as well as greater market penetration in the Company's existing markets. On a pro forma basis, net revenue increased to $36.6 million in fiscal year 1997 from $33.5 million in fiscal year 1996. Pagers in service increased to 321,100 at May 31, 1997 as compared to 195,500 and 68,500 at May 31, 1996 and May 31, 1995,
respectively. Of these increases, the LaPageco, Oklahoma Radio Systems, Warren, AACS and Cimarron acquisitions represented 97,000 additional pagers added. The Dial Acquisition represented an additional 141,000 pagers added. The Company believes that internal growth due to further penetration of its' existing markets will continue.

     The impact on net revenue of the increase in pagers in service is partially offset by the decline in average revenue per unit ("ARPU"). ARPU for the year ended May 31, 1997 was $10.02 as compared to $13.56 and $14.35 for the years ended May 31, 1996 and May 31, 1995, respectively. This decline in ARPU is due to increased competition in the Company's markets as well as an increase in the number of paging units sold to paging resellers. Paging resellers are businesses that buy airtime at wholesale prices from the Company and sell the service to subscribers. While the wholesale price to the reseller is lower than the price the Company charges directly to its customers, the reseller bears the cost of acquiring, billing, collecting and servicing the subscribers. Currently approximately 37% of the Company's paging units are sold through resellers. The Company expects to see the ARPU continue to decline as the competition continues to pursue customers in its marketplace, generally resulting in new customers being added at a lower ARPU than the Company's existing ARPU in that market, and as the units sold through resellers continues to increase. However, while there can be no assurance, the Company expects that the growth in units in service will increase sufficiently to offset this decline in ARPU.

     Operating Expenses, excluding depreciation and amortization: Operating
     -----------------------------------------------------------
expenses, excluding depreciation and amortization, were: $24.0 million, 67% of net revenue, for fiscal year 1997; $18.3 million, 68% of net revenue, for fiscal year 1996; and $4.9 million, 74% of net revenue, for fiscal year 1995. The increased costs are primarily due to the inclusion of operating results of the Completed Acquisitions from the dates of those acquisitions. In addition, $0.5 million of non-recurring costs are included in general and administrative expenses for the year ended May 31, 1997 related to costs incurred in connection with a now terminated proposed merger with ProNet, Inc. ("ProNet"). The decrease as a percentage of net revenue is due to fixed costs being spread over an increased customer base. On a pro forma basis, assuming the Completed Acquisitions had occurred at the beginning of the respective fiscal year, these expenses increased to $24.4 million, 67% of pro forma net revenue, ($23.9 million and 65% excluding the costs associated with the terminated ProNet merger) in fiscal year 1997 as compared to $22.1 million, 66% of pro forma net revenue, ($21.1 million and 64% excluding the costs associated with the terminated ProNet merger) in fiscal year 1996. The increase as a percentage of proforma net revenue is primarily due to the increased costs associated with a much larger, publicly traded, company.

     Many of these costs, including increased general and administrative salaries and other costs, are incurred early in the growth process.
Accordingly, although the actual costs are expected to continue to increase, the Company expects them to decrease as a percentage of net revenue as the company continues to grow.

     Depreciation and amortization:  Depreciation and amortization expense
     -----------------------------
increased to $13.2 million in fiscal year 1997 from $9.3 million and $1.8 million in fiscal years 1996 and 1995, respectively. The increase is due primarily to the increased amortization of intangible assets resulting from the Completed Acquisitions. The Company expects that this expense will continue to increase in the near term as the amortization related to the AACS, Cimarron, laPageco, ORS, and Warren acquisitions are included in the results of operations for a full year.

     Interest Expense:  Interest expense increased to $8.2 million in fiscal
     ----------------
year 1997 from $6.4 million and $1.6 million in fiscal years 1996 and 1995, respectively. This increase is due to the increased debt incurred by the Company in connection with the Completed Acquisitions. As discussed below, during fiscal 1997, the Company entered into a new credit facility with a group of lenders led by Chase Manhattan Bank, ("the Credit Facility"). The Credit Facility terms provide for lower interest rates than the former senior notes from FINOVA.

     Income tax benefit:  At May 31, 1997, the Company had a  net operating loss
     ------------------
carryforward of approximately $15.6 million that will begin to expire in 2010. For fiscal year 1997 the Company's effective tax benefit rate was 5.0% as compared to 31.3% and 11.6% in fiscal year 1996 and 1995, respectively. The primary differences between the statutory income tax benefit rate and the effective rate in the Company's historical financial statements is non-deductible amortization of intangibles related to the Completed Acquisitions, the establishment of a valuation allowance and non-deductible interest expense on a convertible note in fiscal 1995.

     EBITDA: EBITDA increased to $11.9 million, 33% of net revenue, ($12.4
     ------
million, 35% of net revenue, excluding the $0.5 million of costs associated with the terminated ProNet merger) in fiscal year 1997 from $8.7 million, 32% of net revenue, ($9.3 million, 34% of net revenue, excluding the $0.6 million of costs associated with the terminated ProNet merger) in fiscal year 1996 and $1.7 million, 26% of net revenue, in fiscal year 1995. On a pro forma basis, assuming the Completed Acquisitions had occurred at the beginning of the respective fiscal year, EBITDA was $12.3 million, 33% of pro forma net revenue, ($12.8 million and 35% excluding the costs associated with the terminated ProNet merger) in fiscal year 1997 as compared to $11.4 million, 34% of net revenue($12.0 million, 36% of pro forma net revenue, excluding the $0.6 million of costs associated with the terminated ProNet merger), in fiscal year 1996.
The decrease in pro forma EBITDA as a percentage of net revenue is due to the impact of the increased costs associated with running a larger, publicly traded, company as discussed above. In addition, these margins are impacted by the declining ARPU discussed above. The Company expects that this margin will stabilize in the near term as the impact of declining ARPU is offset by increased revenue from increasing pagers in service and lower operating expenses as a percentage of net revenue.

FINANCIAL CONDITION

     As a consequence of the Completed Acquisitions, and related financing, most of the Company's balance sheet items at May 31, 1997 have increased from their respective levels at May 31, 1996. As of May 31, 1997 the Company's cash balance was $3.4 million as compared to $1.0 million at May 31, 1996.

     The primary sources of capital for the Company prior to the IPO in December 1994 were cash flow from operations and vendor financing. Subsequent to the IPO, the Company has been able to raise financing from several sources as a means to fund the Completed Acquisitions and working capital needs. In addition to the financing proceeds, cash provided by operations increased to $6.9 million in fiscal year 1997 from $3.3 million and $0.3 million in fiscal years 1996 and 1995, respectively. The increase in cash provided from operations is primarily due to the cash flow provided from the Completed Acquisitions. The Company expects that the cash flow provided from operations is sufficient to fund the working capital needs. However, the Company will need to utilize funds available from the Credit Facility to fund future acquisitions.

     In August 1995, in order to complete the Dial Acquisition, and to provide additional working capital, the Company completed the private placement of $25 million of debt and equity securities with the CIVC Investors, and $35 million in additional senior financing from its' former senior lender, FINOVA. The Company incurred financing costs and professional fees incident to the Dial Acquisition, and the related financings, of approximately $5.5 million. The CIVC Investors purchased 15,000 shares, with an initial liquidation value of $15 million, of the Series A Preferred Stock and $10 million of the Subordinated Notes due in fiscal year 2003. Dividends on the Series A Preferred Stock accrue at the rate of 14% per annum. Each share of Series A Preferred Stock will become convertible into common stock based on a stated formula after August 3, 2003. The CIVC Investors also received warrants, exercisable at a nominal price, to purchase 5,065,951 shares of Teletouch common stock and 617,189 shares of Series B Preferred Stock. Each share of Series B Preferred Stock will become convertible into six shares of Common Stock after two years or earlier upon the occurrence of an event of default as specified by the purchase agreement. CIVC will have the right, after two years, to require that its securities be registered for public sale.

     During fiscal year 1996, the holders exercised an aggregate of 1,074,691 Common Stock Purchase Warrants and 130,930 Series B Preferred Stock Purchase Warrants. The Series A Preferred Stock and the Series B Preferred Stock are non-voting except as to the merger or consolidation with another entity or entities, or the sale of substantially all of the assets of the Company. The total number of shares of Common Stock outstanding after these issuances is 6,347,416. The total number of shares of Series B Preferred Stock outstanding after the issuance is 130,930.

     In July 1996, the Company entered into an agreement with a group of lenders, led by Chase Manhattan Bank, to provide new loans in an amount not to exceed $95 million (the "Credit Facility"). As of August 7, 1997, $67.8 million of the Credit Facility had been funded and $27.2 million is available for future funding. The Company currently has $6.3 million of available funding under the Credit Facility. The funding from the Credit Facility was used to repay the FINOVA Loan and provide the financing necessary to complete the Fiscal 1997 Acquisitions and to provide additional working capital. As a result of the repayment of the FINOVA Loan, the Company paid a $1 million prepayment penalty to FINOVA. The prepayment penalty of $1 million and the unamortized deferred loan costs associated with the FINOVA Loan of approximately $2.6 million was recorded as an extraordinary expense item in the first quarter of fiscal year 1997. Direct costs incurred in connection with obtaining the Credit Facility of approximately $3.1 million was deferred and is being amortized, using the effective interest rate method, over the term of the loan.

   The Credit Facility bears interest, at the Company's designation, at a floating rate of either the prime rate plus 1% to 2% or LIBOR plus 2% to 3% depending on the leverage ratio of the Company and is secured by substantially all of the assets of the Company and its subsidiaries. Borrowings under the Credit Facility require that the principal be repaid in escalating quarterly installments beginning in February 1998 and ending in fiscal year 2004. In conjunction with the funding from the Credit Facility, the Company entered into interest rate protection agreements which protect $50 million, $60 million and $47.5 million of the commitments against future prime rate or LIBOR rate increases above 7.625%, 7.5% and 9.5% for periods August 1996 through July 1997, August 1997 through July 1998 and August 1998 through July 1999, respectively. In addition, the terms require the maintenance of certain specified financial and operating covenants, provide for restrictions on capital expenditures and future acquisitions, prohibit any payments on the Junior Subordinated Notes discussed below or the payment of dividends.

     The Company's paging operations require capital investment to procure pagers and to acquire paging infrastructure equipment to support the Company's growth. The Company's net capital expenditures amounted to $5.8 million, $3.1 million and $0.6 million for fiscal 1997, 1996 and 1995, respectively. The increase in fiscal year 1997 was primarily due to the upgrading of the infrastructure of the Completed Acquisitions as well as increased need for pagers to support the growth in pagers in service. Management anticipates capital expenditures for the Company to continue to increase as the demand for pagers increases and the Company continues to improve its infrastructure. These expenditures will be paid for with cash generated from operations and borrowings under the unused portion of the Credit Facility.

     In fiscal 1997, the Company entered into an agreement with GTE for the purchase of certain FCC licenses totaling $1 million. The purchase is anticipated to occur in fiscal year 1998.

     In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share"(SFAS No. 128), which the Company will be required to adopt in fiscal 1998. The Company anticipates that adoption of SFAS No. 128 will have no impact on its earnings per share calculations.

ITEM 7.   FINANCIAL STATEMENTS

     The financial statements required by this item are included in this report beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting, financial disclosure or other matters which would require disclosure herein.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Information regarding directors, executive officers, promoters and control persons, compliance with section 16(a) of the Exchange Act are incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders to be held November 12, 1997

ITEM 10.  EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders to be held November 12, 1997

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information regarding security ownership of certain beneficial owners and management is incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders to be held November 12, 1997.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information regarding certain relationships and related transactions is incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders to be held November 12, 1997.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

Exhibit                                                      Page
Number         Title of Exhibit                              Number
------         ----------------                              ------

10.1*          Employment Agreement Dated July 25, 1997 between
               Teletouch  and J. Richard Carlson
11             Computation of loss per share
21             Subsidiaries
27             Financial Data Schedule

* Indicates a management contract or compensatory plan or arrangement required to be filed herewith.

(b)  Reports on Form 8-K

     The company did not file a form 8-K during the fourth Quarter of Fiscal
     1997.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Auditors...................  F-2

Consolidated Balance Sheets......................  F-3

Consolidated Statements of Operations............  F-4

Consolidated Statements of Cash Flows............  F-5

Consolidated Statements of Shareholders' Equity..  F-6

Notes to Consolidated Financial Statements.......  F-7

                        REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Shareholders
Teletouch Communications, Inc. and subsidiaries



  We have audited the accompanying consolidated balance sheets of Teletouch Communications, Inc. and subsidiaries as of May 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teletouch Communications, Inc. and its subsidiaries at May 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 1997, in conformity with generally accepted accounting principles.



                                    ERNST & YOUNG LLP

Dallas, Texas
August 7, 1997

                 TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, except share data)

                                                                                     May 31,
                                                                              --------------------
                                                                                1997        1996
                                                                              --------    --------
          ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ............................................   $  3,371    $  1,021

     Accounts receivable, net of allowance of $353 in 1997 and $310 in 1996      1,571       1,705
     Inventory ............................................................      2,450       3,498
     Deferred income tax assets ...........................................        138         124
     Prepaid expenses and other current assets ............................        384         336
                                                                              --------    --------
                                                                                 7,914       6,684

PROPERTY, PLANT AND EQUIPMENT, net of
     accumulated depreciation of $7,843 in 1997 and $5,258 in 1996 ........     21,334      20,198

GOODWILL, INTANGIBLES AND OTHER ASSETS, net of
     accumulated amortization of $15,543 in 1997 and $8,210 in 1996 .......     62,925      57,080
                                                                              --------    --------


                                                                              $ 92,173    $ 83,962
                                                                              ========    ========


     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses ................................   $  4,360    $  3,562

     Current portion of long-term debt ....................................      5,710          --

     Deferred revenue .....................................................        792         981
                                                                              --------    --------
                                                                                10,862       4,543

LONG-TERM DEBT                                                                  74,114      60,115

COMMITMENTS AND CONTINGENCIES

DEFERRED INCOME TAXES                                                            1,161         740

STOCKHOLDERS' EQUITY:
     Series A cumulative preferred stock, $.001 par value .................         --          --

     Series B preferred stock, $.001 par value ............................         --          --

     Common stock, $.001 par value ........................................          6           6
     Additional paid-in capital ...........................................     24,756      24,865
     Accumulated deficit ..................................................    (18,726)     (6,307)
                                                                              --------    --------
                                                                                 6,036      18,564
                                                                              ========    ========

                                                                              $ 92,173    $ 83,962
                                                                              ========    ========

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)


                                                                        Year ended May 31,
                                                     --------------------------------------------------------
                                                        1997                   1996                   1995
                                                     ----------             ----------             ----------
Pager sales and service revenue.................  $      38,683          $      29,083          $       6,608
Other sales and service revenue.................          2,706                  2,642                  2,066
Cost of products sold...........................         (5,555)                (4,679)                (2,084)
                                                  -------------          -------------          -------------
Net revenue.....................................         35,834                 27,046                  6,590

Costs and expenses:
Operating.......................................         12,587                  9,388                  2,294
Selling.........................................          3,896                  3,178                    972
General and administrative......................          6,949                  5,143                  1,604
Depreciation and amortization...................         13,204                  9,310                  1,822
Merger termination charges......................            527                    627                     --
                                                  -------------          -------------          -------------
Total costs and expenses........................         37,163                 27,646                  6,692
                                                  -------------          -------------          -------------
Operating loss..................................         (1,329)                  (600)                  (102)

Interest expense, net...........................         (8,177)                (6,421)                (1,626)

Gain on sale of answering service...............             --                     --                    103
                                                  -------------          -------------          -------------

Loss before income taxes........................         (9,506)                (7,021)                (1,625)

Income tax benefit..............................           (476)                (2,201)                  (188)
                                                  -------------          -------------          -------------

Loss before extraordinary item..................         (9,030)                (4,820)                (1,437)

Extraordinary item, early debt retirement
net of income tax benefit of $179...............         (3,389)                    --                     --
                                                  -------------          -------------          -------------

Net loss........................................        (12,419)                (4,820)                (1,437)
Preferred stock dividends.......................         (2,470)                (1,837)                    --
                                                  -------------          -------------          -------------

Loss applicable to common stock.................  $     (14,889)         $      (6,657)         $      (1,437)
                                                  =============          =============          =============

Loss per share:
Loss before extraordinary item..................  $       (1.81)         $       (1.15)         $       (0.39)
Extraordinary item..............................          (0.53)                    --                     --
                                                  -------------          -------------          -------------
Net loss........................................  $       (2.34)         $       (1.15)         $       (0.39)
                                                  =============          =============          =============

Weighted Average Shares Outstanding.............      6,347,416              5,790,522              3,686,704
                                                  =============          =============          =============

                 TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               Year ended May 31,
                                                       --------------------------------
                                                          1997       1996        1995
                                                       --------    --------    --------
Operating Activities
     Net loss ......................................   $(12,419)   $ (4,820)   $ (1,437)
     Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Loss on early retirement of debt ..............      3,389           -           -
     Depreciation and amortization .................     13,204       9,310       1,822
     Non cash interest expense .....................      2,557       1,999         614
     Gain on sale of answering service .............          -           -        (103)
     Deferred income taxes .........................       (476)     (2,201)       (210)
     Changes in operating assets and liabilities:
          Accounts receivable, net .................        304        (328)       (718)
          Inventories ..............................        435      (1,759)       (293)
          Prepaid expenses and other assets ........        (32)       (150)       (342)
          Accounts payable and accrued expenses ....        212       1,147         778
          Deferred revenue .........................       (254)        105         148
                                                       --------    --------    --------

Net cash provided by operating activities ..........      6,920       3,303         259

Investing Activities:
     Capital expenditures, including pagers ........     (5,836)     (3,124)       (569)
     Acquisitions, net of cash acquired ............    (12,622)    (51,801)    (23,317)
     Increase in other assets ......................          -           -         (96)
     Deferred costs associated with acquisitions ...        251        (157)       (689)
     Payments received on long-term receivable .....          -           -          33
     Net proceeds from sale of assets ..............         10           -         103
                                                       --------    --------    --------


Net cash used for investing activities .............    (18,197)    (55,082)    (24,535)

Financing Activities:
     Debt incurred in connection with acquisitions .     12,622      38,029      19,392
     Proceeds from new debt ........................     56,578       1,200       1,138
     Payments on long-term debt ....................    (52,400)       (404)     (1,841)
     Payments from related parties .................          -           -         236
     Payments to related parties ...................          -          (7)       (681)
     Debt issue costs ..............................     (3,064)     (2,758)       (702)
     Other .........................................       (109)          -           -
     Net proceeds from preferred stock and
          common stock warrants ....................          -      15,973           -
     Proceeds from stock subscriptions receivable ..          -          52           -
     Net proceeds from public offering .............          -           -       7,388
                                                       --------    --------    --------


Net cash provided by financing activities ..........     13,627      52,085      24,930
                                                       --------    --------    --------

Net increase (decrease) in cash and cash equivalents      2,350         306         654
Cash and cash equivalents at beginning of period ...      1,021         715          61
                                                       --------    --------    --------


Cash and cash equivalents at end of period .........   $  3,371    $  1,021    $    715
                                                       ========    ========    ========

                 TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (In Thousands Except Number of Shares)

                                                          Preferred Stock
                                         ---------------------------------------------------
                                       Series A           Series B          Common Stock      Additional   Accumulated     Stock
                                  ----------------   ----------------  ---------------------    Paid-In      Earnings   Subscription
                                    Shares   Amount    Shares   Amount   Shares       Amount    Capital      (Deficit)   Receivable
                                   --------  ------    -------- ------   ---------    ------   ----------    ---------    ---------
Balance at May 31, 1994 .......          --     --          --     --   2,680,000           3   $     718    $     (50)   $     (52)

    Net Loss ..................          --     --          --     --          --          --          --       (1,437)          --
    Issuance of common stock in
      Note conversion .........          --     --          --     --     225,225          --          51           --           --
    Interest expense associated
      with bridge financing and
      convertible note ........          --     --          --     --          --          --         503           --           --
    Issuance of common stock
      through public offering .          --     --          --     --   2,300,000           2       7,386           --           --
    Issuance of common stock to
      financial advisor .......          --     --          --     --      20,000          --          45           --           --
    Issuance of common stock in
    lieu of financing costs ...          --     --          --     --      47,500          --         190           --           --
                                  ---------   ----   ---------   ----   ---------   ---------   ---------    ---------    ---------

Balance at May 31, 1995 .......          --     --          --     --   5,272,725           5       8,893       (1,487)         (52)

    Net Loss ..................          --     --          --     --          --          --          --       (4,820)          --
    Payment of stock
    subscription receivable ...          --     --          --     --          --          --          --           --           52
    Issuance of Preferred Stock
    and warrants in connection
      with
      Dial Acquisition, net ...      15,000     --          --     --          --          --      15,961           --           --
    Exercise of warrants ......          --     --     130,930     --   1,074,691           1          11           --           --
                                  ---------   ----   ---------   ----   ---------   ---------   ---------    ---------    ---------

Balance at May 31, 1996 .......      15,000     --     130,930     --   6,347,416           6      24,865       (6,307)          --

    Net Loss ..................          --     --          --     --          --          --          --      (12,419)          --
    Other .....................          --     --          --     --          --          --        (109)          --           --

Balance at May 31, 1997 .......      15,000   $ --     130,930   $ --   6,347,416   $       6   $  24,756    $ (18,726)        $ --
                                  =========   ====   =========   ====   =========   =========   =========    =========    =========

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Teletouch Communications, Inc. and its wholly-owned subsidiaries (together, "the Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

  USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  CASH EQUIVALENTS: Cash equivalents are recorded at cost, which approximates market, and include investments in financial instruments having maturities of three months or less at the time of purchase.

  INVENTORIES: Inventories are carried at the lower of cost or market using the first-in, first-out method and consist of pagers held for sale and spare parts held for resale.

  PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the following estimated useful lives:

         Pagers............................       3 years
         Paging infrastructure.............    5-20 years
         Building and improvements.........   10-20 years
         Other equipment...................    5-10 years

  INTANGIBLE ASSETS: Goodwill is recorded at cost and amortized over 25 years using the straight-line method. Except for debt issue costs, other intangibles are recorded at cost and amortized over periods ranging from 5 to 25 years, computed on the straight-line-method. The Company defers costs incurred in obtaining debt and amortizes, as additional interest expense, these costs over the term of the related debt using the effective interest method. It is the Company's policy to account for intangible assets at the lower of amortized cost or estimated fair value. On an ongoing basis, management reviews the valuation and amortization of such assets with consideration toward recovery through future operating results at the current rate of amortization.

  REVENUE RECOGNITION: Revenue is recognized as services are provided or the product is delivered to customers. Billings to customers for services in advance of providing such services are deferred and recognized as revenue as services are provided.

  ADVERTISING COSTS: All advertising costs are expensed when paid. Advertising costs were $0.8 million, $0.7 million and $0.2 million in fiscal 1997, 1996 and 1995, respectively.

  LOSS PER SHARE: The computation of earnings (loss) per share is based upon the weighted average number of common shares outstanding during the period plus the dilutive effect of common shares contingently issuable, primarily from stock options, exercise of warrants and convertible notes. Common stock equivalents and other dilutive securities are excluded from the computation of weighted average shares outstanding in periods when an operating loss is reported as the effect is anti-dilutive.

  SOURCES OF SUPPLY OF EQUIPMENT AND PAGERS: The Company does not manufacture any of the transmitting, computer equipment or pagers used in providing its paging services, but instead purchases such equipment and pagers from multiple sources. The Company anticipates that such equipment and pagers will continue to be available in the foreseeable future, subject to normal manufacturing and delivery lead times. Because of the high degree of compatibility among different models of transmitters, computers and other paging equipment manufactured by multiple suppliers, the Company is able to design its systems without depending upon any single source of equipment. The Company continuously evaluates new developments in paging technology in connection with the design and enhancement of its paging systems and the selection of products and services to be offered to its subscribers.

  CONCENTRATION OF CREDIT RISK: The Company provides paging services, primarily in non-metropolitan areas and communities in the southeast United States, to businesses and individual consumers in non-major metropolitan areas and communities. The Company's diversified customer base does not result in any significant concentration of credit risk. The Company performs periodic credit evaluations of its customers to determine individual customer credit risks and has the ability to terminate services for nonpayment. Credit losses have been within management's expectations.

  FINANCIAL INSTRUMENTS: With the exception of its Junior Subordinated Notes, management believes that the carrying value of its financial instruments approximates fair value. It is not practicable to estimate the fair value of the Junior Subordinated Notes given their unique characteristics and the complexity involved in estimating their fair value.

  RECLASSIFICATION: Certain items in the 1996 and 1995 financial statements have been reclassified to conform with the 1997 presentation.

  NEW ACCOUNTING PRONOUNCEMENTS: In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share"(SFAS No. 128), which the Company will be required to adopt in fiscal 1998. The Company anticipates that adoption of SFAS No. 128 will have no impact on its earnings per share calculations.

NOTE B - ACQUISITIONS

  During fiscal 1997, the company completed the acquisition of all the stock of Russell's Communication, Inc., d.b.a. laPageco ("laPageco") and AACS Communications, Inc. ("AACS") for cash consideration of approximately $2.3 million and $1.9 million, respectively. In addition, the Company acquired substantially all the assets of Warren Communications, Inc. ("Warren") for cash consideration of approximately $5.1 million, Dave Fant Company, d.b.a. Oklahoma Radio Systems ("ORS") for cash consideration of approximately $2.1 million and Cimarron Towers Inc. ("Cimarron") for cash consideration of approximately $0.4 million. Additional consideration for Cimarron was calculated at $1.4 million based on actual performance for the four month period from September 1996 through December 1996. This additional consideration is payable over a six month period which began March 1997. The consideration paid for these acquisitions was obtained from available capacity under the Company's existing credit facility. Collectively, the acquisitions made fiscal year 1997 are referred to as "the Fiscal Year 1997 Acquisitions".

  Each of these Fiscal Year 1997 Acquisitions have been accounted for using the purchase method of accounting. Of the total purchase price for these acquisitions, for financial accounting purposes, the allocation was approximately $0.8 million to property, plant and equipment, $0.2 million to accounts receivable, $0.1 million to inventory and other assets, $4.8 million to FCC Licenses, $4.2 million to subscriber bases, $0.4 million to non-compete agreements, with the remaining amount allocated to goodwill.

  In August 1995, the Company acquired substantially all of the non-cash assets and assumed selected liabilities of Dial-A-Page, Inc. ("Dial") for a cash purchase price of approximately $49.4 million (the "Dial Acquisition"). To complete the Dial Acquisition, and to provide additional working capital, the Company completed the private placement of $25 million of debt and equity securities with Continental Illinois Venture Corporation ("CIVC") and certain other parties both related and unrelated to CIVC (together with CIVC, the "CIVC Investors"), see Note E and Note H, and $35 million in additional senior financing from its former senior lender, FINOVA Capital Corporation ("FINOVA"), see Note E. The Company incurred financing costs and professional fees incident to the Dial Acquisition, and the related financings, of approximately $5.5 million. Of the total purchase price, for financial reporting purposes, approximately $14.2 million has been allocated to property, plant and equipment, $0.5 million to accounts receivable, $15.5 million to FCC license, $13.8 million to subscriber bases, $0.1 million to non-compete, $1.2 million to current liabilities, and $0.1 million to other current assets, with the remaining amount allocated to goodwill.

  Each of the acquisitions was accounted for using the purchase method of accounting and the results of their operations are included in the statements of operations since the respective acquisition date.

  The following unaudited pro forma summary financial information presents the results of operations of the Company as if the Fiscal 1997 Acquisitions and the Dial Acquisition and related financing had occurred at the beginning of each period presented. This summary may not be indicative of what would have occurred had the Fiscal Year 1997 Acquisitions and the Dial Acquisition been made as of these dates or of results which may occur in the future. The historical financial statements used to prepare the summary reflect the Fiscal Year 1997 Acquisitions and the Dial Acquisition from the effective date of the respective acquisition forward, using the purchase method of accounting, based on the estimated fair values of assets purchased and liabilities assumed.

                                      YEARS ENDED
                                        MAY 31,
                                  -------------------
                                      (Unaudited)
                                    1997      1996
                                  --------  ---------
       Net revenue..............  $ 36,597    $33,450
                                  ========    =======
       Operating income (loss)..  $ (1,252)   $  (446)
                                  ========    =======
       Net loss.................  $(12,530)   $(7,269)
                                  ========    =======
       Loss per share applicable
        to common stock.........  $  (2.36)   $ (1.62)
                                  ========    =======

NOTE C - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                  1997      1996
                                                --------  ---------
     Land.....................................  $   254    $   200
     Leased Pagers............................    7,503      6,091
     Paging Infrastructure....................   17,325     16,744
     Buildings and improvements...............      619        522
     Other equipment..........................    3,476      1,899
                                                -------    -------
                                                 29,177     25,456
     Accumulated depreciation.................   (7,843)    (5,258)
                                                -------    -------
                                                $21,334    $20,198
                                                =======    =======

  Depreciation expense was $5.8 million, $3.6 million and $0.8 million in fiscal 1997, 1996 and 1995, respectively.

NOTE D - GOODWILL, INTANGIBLES AND OTHER ASSETS

Goodwill, intangibles and other assets consist of the following :

                                                                1997       1996
                                                              ---------  --------
     Goodwill...............................................  $ 25,059   $20,380
     Subscriber bases.......................................    28,225    24,014
     FCC licenses...........................................    20,736    15,600
     Deferred acquisition costs.............................                 998
     Non-compete agreements.................................       700       300
     Debt issue costs.......................................     3,599     3,795
     Other..................................................       149       203
                                                              --------   -------
                                                                78,468    65,290
     Accumulated amortization...............................   (15,543)   (8,210)
                                                              --------   -------
                                                              $ 62,925   $57,080
                                                              ========   =======

NOTE E - LONG-TERM DEBT

Long-term debt consists of the following :
                                                                  1997      1996
                                                              --------   -------
     Notes Payable..........................................  $ 67,800   $50,700
     Junior Subordinated Notes..............................    11,324     9,415
     Other..................................................       700        --
                                                              --------   -------
                                                                79,824    60,115
     Less current portion...................................     5,710        --
                                                              --------   -------
                                                                74,114    60,115
                                                              ========   =======

   NOTES PAYABLE: In July 1996, the Company entered into an agreement with a group of lenders, led by Chase Manhattan Bank, to provide new loans in an amount not to exceed $95 million (the "Credit Facility"). As of May 31, 1997, $67.8 million of the Credit Facility had been funded and $27.2 million is available for future funding. The Company currently has $6.3 million of available funding under the Credit Facility. The funding from the Credit Facility was used to repay the FINOVA Loan, and provide the financing necessary to complete the Fiscal Year 1997 Acquisitions discussed in Note B, and to provide additional working capital. As a result of the repayment of the FINOVA Loan, the Company was required to pay a $1 million prepayment penalty to FINOVA. The prepayment penalty of $1 million and the unamortized deferred loan costs associated with the FINOVA Loan of approximately $2.6 million were recorded as an extraordinary expense item in the first quarter of fiscal year 1997. Direct costs incurred in connection with obtaining the Credit Facility of approximately $3.1 million have been deferred and are amortized, using the effective interest rate method, over the term of the loan.

  The Credit Facility bears interest, at the Company's designation, at a floating rate of either the prime rate plus 1% to 2% or LIBOR plus 2% to 3% depending on the leverage ratio of the Company and is secured by substantially all of the assets of the Company and its subsidiaries. Borrowings under the Credit Facility require that the principal be repaid in escalating quarterly installments beginning in February 1998 and ending in fiscal year 2004. In conjunction with the funding from the Credit Facility, the Company entered into interest rate protection agreements which protect $50 million, $60 million and $47.5 million of the commitments against future prime rate or LIBOR rate increases above 7.625%, 7.5% and 9.5% for periods August 1996 through July 1997, August 1997 through July 1998 and August 1998 through July 1999, respectively. At May 31, 1997, the weighted average interest rate on the Credit Facility was 8.5%. In addition, the terms require the maintenance of certain specified financial and operating covenants, provide for restrictions on capital expenditures and future acquisitions, prohibit any payments on the Junior Subordinated Notes discussed below or the payment of dividends.

  JUNIOR SUBORDINATED NOTES: In August 1995, in connection with the Dial Acquisition, the Company borrowed $10 million of 14% Junior Subordinated Notes ("the Subordinated Notes") due in fiscal year 2003 from the CIVC Investors. The Subordinated Notes were initially recorded, for financial reporting purposes, at approximately $8 million. The terms of the Subordinated Notes require the maintenance of certain specified financial and operating covenants and provide for restrictions on capital expenditures and future acquisitions. The effective interest rate on the subordinate notes during fiscal 1997 was 18.4%. Included in the note balance is accrued interest of $2.9 million and $1.2 million at May 31, 1997 and May 31, 1996, respectively. Also see Note H below.

  OTHER: As a consideration of the current year acquisition of Cimarron, the Company entered into a note payable of $1.4 million(see Note B). This consideration is payable over a six month period commencing March 1997. At May 31, 1997, $0.7 million of this note remain outstanding.

  MATURITIES:  Maturities of debt outstanding at May 31, 1997 are as follows:
1998 - $5.7 million; 1999 - $8.4 million; 2000 - $10.0 million; 2001 - $10.0 million;  2002 - $11.7 million;  thereafter - $34.0 million.

  INTEREST: Cash paid for interest, including interest to related parties, during 1997, 1996 and 1995 was approximately $5.6 million, $4.2 million, and $0.9 million, respectively.

NOTE F - INCOME TAXES

  The liability method is used in accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences reverse.

  The Company made no cash payments for federal income taxes during the three years ended May 31, 1997.

  The Company has a net operating loss carryforward of approximately $15.6 million which is available to reduce future taxable income and will expire beginning in 2010.

   The decrease in the Company's effective tax benefit rate is due to the recording of a valuation allowance against deferred tax assets which are not likely to be realized. Specifically, the Company's carryforwards expire at specific future dates and utilization of certain carryforwards is limited to specific amounts each year. However, due to the uncertain nature of their ultimate realization the company has established a significant valuation allowance against these carryforward benefits and will recognize benefits only as reassessment demonstrates they are realizable. Realization is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of the company's income tax expense.

  Significant components of the Company's deferred income tax liabilities and assets as of May 31, 1997 and 1996 follow:

                                                1997     1996
                                              --------  ------

  Deferred income tax liabilities
     Depreciation and amortization methods..  $ 2,768   $2,228
     Other..................................      100      100
                                              -------   ------
  Total deferred income tax liabilities.....    2,868    2,328
  Deferred income tax assets:
     Allowance for doubtful accounts........      119      105
     Inventory reserve......................       19       19
     Net operating loss carryforward........    5,310    1,588
     Valuation allowance....................   (3,603)      --
                                              -------   ------
  Total deferred income tax assets..........    1,845    1,712
                                              -------   ------
  Net deferred income tax liability.........  $ 1,023   $  616
                                              =======   ======

  A reconciliation from the federal statutory income tax rate to the effective income tax rate for the years 1997, 1996, and 1995 follows:

                                                           1997     1996     1995
                                                          -------  -------  -------

Statutory income tax rate (benefit).....................  (34.0)%  (34.0)%  (34.0)%
Unbenefited net operating losses........................   27.6 %     --       --
Expenses not deductible for tax purposes, primarily
   amortization of intangible assets and nondeductible
   interest expense on convertible note (1995)..........    1.4 %    2.3 %   15.5 %
Other...................................................     --      0.4 %    6.9 %
                                                          -----    -----    -----
Effective income tax rate (benefit).....................   (5.0)%  (31.3)%  (11.6)%
                                                          =====    =====    =====

NOTE G - COMMITTMENTS AND CONTINGENCIES

  The Company leases buildings, transmission towers and equipment under noncancelable operating leases. Rent expense was $2,104, $1,501, and $349 in 1997, 1996, and 1995, respectively. Future minimum rental commitments under noncancelable leases are as follows:

     1998..................   $1,046
     1999..................      725
     2000..................      529
     2001..................      321
     2002..................      227
     2003 and thereafter...      385
                              ------
                              $3,233
                              ======

  The Company is party to various legal proceedings arising in the ordinary course of business. The Company believes that there is no proceeding, either threatening or pending, against the Company that could result in a material adverse effect on the results of operations or financial condition of the Company.

NOTE H - STOCKHOLDERS' EQUITY

  CAPITAL STRUCTURE: The Company's authorized capital structure allows for the issuance of 25,000,000 shares of common stock with a $0.001 par value and 5,000,000 shares of preferred stock with a $0.001 par value.

  INITIAL PUBLIC OFFERING: On December 29, 1994, the Company consummated the initial public offering of its common stock and Redeemable Class A Common Stock Purchase Warrants ("Class A Warrants" and together "the IPO"). In the IPO, the Company issued 2,300,000 shares of common stock and 2,300,000 Class A Warrants (including the securities sold under the underwriters' over-allotment option, which closed in full on December 30, 1994), which were initially sold together at an initial public offering price of $4.10. Each Class A Warrant carries the right to purchase a share of common stock for $4.50 and may be redeemed by the Company at $0.10 per warrant if the closing bid price of the common stock has been at least $5.625 for 15 consecutive trading days. As of May 31, 1997, all 2,300,000 Class A Warrants remain outstanding. As part of the consideration to the Underwriters for their services in connection with the public offering described herein, the Company issued to the Underwriters, for nominal consideration, the Underwriters' Warrants to purchase an aggregate of 200,000 shares of Common Stock at an exercise price of $5.60 per share and warrants to purchase, at a price of $.10 per warrant, 200,000 warrants, each of which entitles the holder to purchase one share of Common Stock on the same terms and conditions as the Class A Warrants, except that the exercise price shall be $6.30 per share. The Underwriters' Warrants are non-redeemable by the Company. The Underwriters' Warrants are exercisable for a period of four years beginning December 29, 1995. The Company received net proceeds of approximately $7.4 million from the IPO.

  In conjunction with the IPO, the Company converted $0.05 million of a note payable to a related party, see Note J below, into 225,225 shares of Common Stock on December 29, 1994.

          DIAL ACQUISITION: In connection with the Dial Acquisition, see Note B, the Company designated 15,000 shares of authorized preferred stock as "Series A 14% Cumulative Preferred Stock" and 617,189 shares as "Series B Preferred Stock". The CIVC Investors purchased 15,000 shares, with an initial liquidation value of $15 million (19.3 million at May 31, 1997 and 16.8 million at May 31, 1996), of the Series A 14% Cumulative Preferred Stock (the "Series A Preferred Stock") and the Subordinated Notes, see Note E. Dividends on the Series A Preferred Stock accrue at the rate of 14% per annum. Each share of Series A Preferred Stock as well as dividends in Arrears are convertible after August 3, 2003 into common stock at the option of the Series A Preferred Stockholder, based on a stated formula after. As of May 31, 1997, the conversion of Series A Preferred Stock would result in an estimated issuance of 4.3 million shares of common stock (5.5 million shares of common stock if dividends in arrears are paid "in kind"). The CIVC Investors also received warrants, exercisable at a nominal price, to purchase 5,065,951 shares of Teletouch common stock (the "Common Stock Purchase Warrants") and 617,189 shares of Series B Preferred Stock (the "Series B Preferred Stock Purchase Warrants"). Each share of Series B Preferred Stock will become convertible into six shares of Common Stock after two years or earlier upon the occurrence of an event of default as specified by the purchase agreement. CIVC will have the right, after two years, to require that its securities be registered for public sale.

          During fiscal year 1996, the holders exercised an aggregate of 1,074,691 Common Stock Purchase Warrants and 130,930 Series B Preferred Stock Purchase Warrants. The Series A Preferred Stock and the Series B Preferred Stock are non-voting except as to the merger or consolidation with another entity or entities, or the sale of substantially all of the assets of the Company.

          As discussed in Note E, and the Credit Facility prohibits, the payment of dividends on the Series A Preferred Stock. At May 31, 1997, approximately $4.3 million of dividends were in arrears (or 1.2 million shares of common stock if paid "in kind".)

          OTHER: The Company entered into a consulting arrangement in January 1994. As a result of the agreement, approximately $0.5 million was charged to expense in fiscal 1994. In addition, the arrangement provided for the issuance of common stock (430,000 shares) at a subscription price of $0.12 per share and a warrant to purchase common stock (400,000 shares) at $0.50 per share. (the "Consultant Warrant") The Consultant Warrant expires in January 2004. The estimated fair values in January 1994 assigned to the shares ($0.90 per share) and shares underlying the Consultant Warrant ($0.90 per share) to be issued in excess of the subscription or exercise price has been charged to expense with a corresponding increase in common stock and additional paid-in capital of $0.5 million. Additionally, a stock subscription receivable of $0.05 million was recorded for the shares issued in July 1994 and such amount was paid in full.

The Company had a financial advisory agreement with its merger and acquisitions financial advisor related to services provided in connection with the acquisition of Waco Communications, Inc. and Beepers Plus (Memphis, Nashville and Jackson). This agreement provided for the payment of approximately $0.1 million and the issuance of 20,000 shares of the Company's common stock relating to the purchase of Waco Communications, Inc. A fee of approximately $0.2 million also was paid to the financial advisor upon the acquisition of Beepers Plus. In addition, the financial advisor was paid a loan fee of 2%, or $0.4 million. Based upon the terms of the financial advisory agreement, $0.5 million of the total amount payable to the financial advisor was paid at the closing of the acquisitions and the remaining $0.2 million was paid under the terms of an 8% promissory note in May 1996.

  COMMON STOCK RESERVED: Approximately 16.9 million shares of common stock are reserved for future issuance at May 31, 1997, as follows:

         Conversion of Series A Preferred Stock                   5,516
         Common Stock Purchase Warrants                           3,991
         Conversion of Series B Preferred Stock                   3,703
         Class A Warrants                                         2,300
         Underwriters' Warrants                                     400
         Consultant Warrant                                         400
         1994 Stock Option and Stock Appreciation Rights Plan       400
         Other option                                               175
                                                                 ------
                                                                 16,885
                                                                 ======

NOTE I - STOCK OPTIONS

  The Company's 1994 Stock Option and Stock Appreciation Rights Plan (the "1994 Plan") was adopted in July 1994 by the Company, and provides for the granting of incentive and non-incentive stock options and stock appreciation rights to officers, directors, employees and consultants to purchase not more than an aggregate of 400,000 shares of Common Stock. The Company's Board of Directors administers the Plan and has authority to determine the optionees to whom awards will be made, the terms of vesting and forfeiture, amount of the awards and other terms. Under the terms of the Plan, the option price approved by the Board of Directors shall not be less than the fair market value of the common stock at date of grant.

                                    FIN - 17

NOTE I - STOCK OPTIONS (CONTINUED)
                                                                                            Weighted
Stock option activity has been as follows:                                                  Average
                                                            Number of     Exercise Price  Exercise Price
                                                              Shares        Per Share       Per Share
                                                            -----------  --------------  --------------
Options outstanding at May 31, 1994...............                  --              --
  Options granted to officers.....................             160,000    $        3.00
  Options granted to directors....................              20,000    $        4.50
                                                               -------    -------------

Options outstanding at May 31, 1995...............             180,000    $3.00 - $4.50           $3.06
  Options granted to officers.....................             120,000    $3.38 - $4.00           $3.57
  Options granted to directors....................              20,000    $        3.50           $3.50
  Options forfeited...............................             (10,000)   $        3.00           $3.00
                                                               -------    -------------  --------------

Options outstanding at May 31, 1996...............             310,000    $3.00 - $4.50           $3.35
  Options granted to officers.....................              55,000    $1.63 - $3.00           $2.35
  Options granted to others.......................              10,000    $1.78 - $1.90           $1.84
  Options forfeited...............................             (70,000)   $3.00 - $3.75           $3.38
                                                               -------    -------------  --------------

Options outstanding at May 31, 1997...............             305,000    $1.63 - $4.00           $3.12
                                                               =======                   ==============

Exercisable at May 31, 1997.......................             185,000                            $3.02
                                                               =======                   ==============
Exercisable at May 31, 1996.......................              91,900                            $3.00
                                                               =======                   ==============
Weighted-average fair value of options
    granted during 1997...........................             $  1.20
                                                               =======
Weighted-average fair value of options
    granted during 1996...........................             $  2.28
                                                               =======
Weighted-average remaining
    contractual life..............................          8.5 years


  Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under fair value method of that statement. The fair value for these options was estimated at the date of grant using a binomial option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rates of 6.5% and 6.1%; dividend yields of 0% for both years; volatility factors of the expected market price of the Company's common stock of .57 and a weighted-average expected life of the option of 5 years.

  Binomial option valuation models are used in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the options' vesting period. The pro forma effects on net income for 1997 and 1996 are not representative of the pro forma effect on net income in future years because they do not take into consideration pro forma compensation expense related to grants made prior to 1995. The Company's pro forma information follows:

                                   1997       1996
                                 ---------  --------

     Pro forma net loss          ($12,488)  ($4,880)
                                 ========   =======
     Pro forma loss per share      ($2.36)   ($1.15)
                                 ========   =======

  Under the terms of a contractual agreement, the Company has granted options to acquire 75,000 shares of common stock, exercisable at a price of $6.00, to a company that provided investor and public relations services. In addition, options to acquire 100,000 shares of common stock, exercisable at a price of $5.04, were granted to an officer of that company.


NOTE J - RELATED PARTY TRANSACTIONS

  In conjunction with the IPO, the Company obtained $0.2 million in bridge financing from a related party with an option to convert a portion of the note into Common Stock. Based on the nature of bridge financing, the interest rates of 8% and 4%, may not be reflective of the effective market rate of interest when considering the conversion feature and terms. Accordingly, $0.5 million was charged to interest expense during fiscal year 1995, which takes into consideration the estimated fair value of the Company's common stock on the date the notes were issued. $0.15 million of the bridge financing was repaid and $0.05 million was converted into 225,225 shares of Common Stock on December 29, 1994.


NOTE K -  RETIREMENT PLAN

  Effective October 1995, the Company began sponsoring a defined contribution retirement plan covering substantially all of its employees. Employees who have completed one year of continuous service with the Company, or an acquired company, and are at least 21 years of age are eligible to participate. Eligible employees may contribute up to a maximum of 16% of their earnings. The Company pays the administrative fees of the plan and may choose to contribute; however, the Company is not obligated to make any contributions. No contributions were made in fiscal year 1997 or 1996.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 25, 1997.

                    TELETOUCH COMMUNICATIONS, INC.

                    By:  /s/ Robert M. McMurrey
                         ------------------------------------
                         Robert M. McMurrey
                         Chairman and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature                          Title                      Date
---------                          -----                      ----


/s/ Robert M. McMurrey      Chairman and Chief Executive  August 25, 1997
-------------------------   Officer
Robert M. McMurrey

/s/ J. Richard Carlson      President, Chief Operating    August 25, 1997
-------------------------   Officer and Director
J. Richard Carlson

/s/ Thomas R. McLemore      Executive Vice President,     August 25, 1997
-------------------------   Chief Financial Officer
Thomas R. McLemore

/s/ G. David Higginbotham   Senior Vice President,        August 25, 1997
-------------------------   Technology/MIS,
G. David Higginbotham       Director

                            Director                      August 25, 1997
-------------------------
Charles C. Green III


/s/ Clifford E. McFarland   Director                      August 25, 1997
-------------------------
Clifford E. McFarland


/s/ Marcus D. Wedner        Director                      August 25, 1997
-------------------------
Marcus D. Wedner


/s/ Christopher J. Perry    Director                      August 25, 1997
-------------------------
Christopher J. Perry