Form 10KSB/A
period 1997-05-31
TELETOUCH COMMUNICATIONS INC
filed 1997-08-29
CIK 928659

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                      ----------------------------------
FORM 10-KSB/A

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
                                  =========   ====   =========   ====   =========   =========   =========    =========    =========

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollar amounts in thousands except per share amount)


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

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
             (dollar amounts in thousands except per share amount)


NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
             (dollar amounts in thousands except per share amount)


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

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
             (dollar amounts in thousands except per share amount)


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
                                  ========    =======

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
             (dollar amounts in thousands except per share amount)


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
                                                              ========   =======

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
             (dollar amounts in thousands except per share amount)


NOTE E - LONG-TERM DEBT (CONTINUED)

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

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
             (dollar amounts in thousands except per share amount)


NOTE E - LONG-TERM DEBT (CONTINUED)

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

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
             (dollar amounts in thousands except per share amount)


NOTE F - INCOME TAXES (CONTINUED)

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
                                                          =====    =====    =====

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
             (dollar amounts in thousands except per share amount)


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

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
             (dollar amounts in thousands except per share amount)


NOTE H - STOCKHOLDERS' EQUITY (CONTINUED)

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

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
             (dollar amounts in thousands except per share amount)


NOTE H - STOCKHOLDERS' EQUITY (CONTINUED)

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

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
             (dollar amounts in thousands except per share amount)


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

  Binomial option valuation models are used in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
             (dollar amounts in thousands except per share amount)


NOTE I - STOCK OPTIONS (CONTINUED)

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