Form 10QSB
period 1997-08-31
TELETOUCH COMMUNICATIONS INC
filed 1997-10-14
CIK 928659

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED AUGUST 31, 1997
                                      OR

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

         Common Stock, $.001 par value - 6,353,416 shares outstanding as of October 15, 1997

       Transitional Small Business Disclosure Format :  YES        NO  X
                                                            ---       ---

                        TELETOUCH COMMUNICATIONS, INC.
                                  FORM 10-QSB
                         QUARTER ENDED AUGUST 31, 1997


                                                                        PAGE NO.
                                                                        --------

                  PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS - TELETOUCH COMMUNICATION, INC. (UNAUDITED)


           CONDENSED CONSOLIDATED  BALANCE SHEETS AT
             AUGUST 31, 1997 AND MAY 31, 1997                              4

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS -
             THREE MONTHS ENDED AUGUST 31, 1997 AND
             AUGUST 31, 1996                                               5

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
             THREE MONTHS ENDED AUGUST 31, 1997 AND
             AUGUST 31, 1996                                               6

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS            7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS                           10


                  PART II.  OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS                                              14

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                               14

           SIGNATURES                                                     15

                         PART 1. FINANCIAL INFORMATION

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        August 31, 1997          May 31, 1997
                                                                   --------------------------------------------
    ASSETS                                                                (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents....................................              $  3,454              $  3,371
    Accounts receivable, net of allowance........................                 1,608                 1,571
    Inventory....................................................                 2,419                 2,450
    Deferred income tax assets...................................                   138                   138
    Prepaid expenses and other current assets....................                   474                   384
                                                                   --------------------     -----------------
                                                                                  8,093                 7,914
PROPERTY, PLANT AND EQUIPMENT, net of
    accumulated depreciation of $8,403 in 1998 and $7,843 in
    1997.........................................................                21,155                21,334

GOODWILL, INTANGIBLES AND OTHER ASSETS, net of
    accumulated amortization of $17,614 in 1998 and $15,543 in
    1997.........................................................                60,871                62,925
                                                                   --------------------     -----------------

                                                                               $ 90,119              $ 92,173
                                                                   ====================     =================
    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses........................              $  3,864              $  4,360
    Current portion of long-term debt............................                 7,204                 5,710
    Deferred revenue.............................................                   994                   792
                                                                   --------------------     -----------------
                                                                                 12,062                10,862

LONG-TERM DEBT...................................................                72,433                74,114

COMMITMENTS AND CONTINGENCIES

DEFERRED INCOME TAXES............................................                 1,082                 1,161
STOCKHOLDERS' EQUITY:
    Series A cumulative preferred stock, $.001 par value.........                    --                    --
    Series B preferred stock, $.001 par value....................                    --                    --
    Common stock, $.001 par value................................                     6                     6
    Additional paid-in capital...................................                24,759                24,756
    Accumulated deficit..........................................               (20,223)              (18,726)
                                                                   --------------------     -----------------
                                                                                  4,542                 6,036
                                                                   --------------------     -----------------
                                                                               $ 90,119              $ 92,173
                                                                   ====================     =================

     See Accompanying Notes to Condensed Consolidated Financial Statements

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                          Three Months Ended
                                                                                              August 31,
                                                                             ----------------------------------------------
                                                                                       1997                     1996
                                                                             ---------------------    ---------------------

Pager sales and service revenue........................................                 $   10,247               $    8,906
Other sales and service revenue........................................                        666                      669
Cost of products sold..................................................                     (1,534)                  (1,299)
                                                                             ---------------------    ---------------------
  Net revenue..........................................................                      9,379                    8,276

Costs and expenses:
  Operating............................................................                      2,733                    2,349
  Selling..............................................................                        951                    1,119
  General and administrative...........................................                      2,028                    1,891
  Depreciation and amortization........................................                      3,113                    2,965
  Merger termination charges...........................................                         --                      522
                                                                             ---------------------    ---------------------
Total costs and expenses...............................................                      8,825                    8,846
                                                                             ---------------------    ---------------------
Operating income (loss)................................................                        554                     (570)

Interest expense, net..................................................                     (2,130)                  (1,987)
                                                                             ---------------------    ---------------------

Loss before income taxes and extraordinary item........................                     (1,576)                  (2,557)

Income tax expense.....................................................                         --                       23
                                                                             ---------------------    ---------------------

Loss before extraordinary item.........................................                     (1,576)                  (2,580)

Extraordinary item, early debt retirement,
  net of income tax benefit of $179....................................                         --                   (3,389)
                                                                             ---------------------    ---------------------

Net loss...............................................................                     (1,576)                  (5,969)
Preferred stock dividends..............................................                       (676)                    (596)
                                                                             ---------------------    ---------------------

Loss applicable to common stock........................................                 $   (2,252)              $   (6,565)
                                                                             =====================    =====================
Loss per share:
  Loss before extraordinary item                                                            $(0.35)                  $(0.50)
  Extraordinary item                                                                            --                    (0.53)
                                                                             ---------------------    ---------------------
Net loss per share                                                                          $(0.35)                  $(1.03)
                                                                             =====================    =====================

Weighted Average Shares Outstanding....................................                  6,353,416                6,347,416
                                                                             =====================    =====================


     See Accompanying Notes to Condensed Consolidated Financial Statements

                                           TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (IN THOUSANDS)
                                                             (UNAUDITED)

                                                                                                       Three Months Ended
                                                                                                           August 31,
                                                                                          ------------------------------------------
                                                                                                 1997                     1996
                                                                                          ------------------       -----------------

OPERATING ACTIVITIES
   Net loss..........................................................                                $(1,497)              $ (5,969)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Loss on early retirement of debt................................                                     --                  3,389
     Depreciation and amortization...................................                                  3,113                  2,965
     Non cash interest expense.......................................                                    657                    670
     Loss (Gain) on sale of assets...................................                                    (29)                    --
     Deferred income taxes...........................................                                    (79)                    23
     Changes in operating assets and liabilities:
        Accounts receivable, net.....................................                                    (37)                  (343)
        Inventories..................................................                                    152                   (488)
        Prepaid expenses and other assets............................                                   (106)                   (99)
        Accounts payable and accrued expenses........................                                   (496)                   326
        Deferred revenue.............................................                                    202                    193
                                                                                          ------------------       ----------------
Net cash provided by operating activities                                                              1,880                    667

INVESTING ACTIVITIES:
     Capital expenditures, including pagers..........................                                 (1,201)                  (572)
     Acquisitions, net of cash acquired..............................                                     --                (10,626)
     Deferred costs associated with acquisitions.....................                                     --                      6
     Net proceeds from sale of assets................................                                    101                     --
                                                                                          ------------------       ----------------
Net cash used for investing activities                                                                (1,100)               (11,192)

FINANCING ACTIVITIES:
     Debt incurred in connection with acquisitions...................                                     --                 10,626
     Proceeds from new debt..........................................                                     --                 57,173
     Payments on long-term debt......................................                                   (700)               (52,700)
     Debt issue costs................................................                                     --                 (2,932)

     Net proceeds from preferred stock and
        common stock warrants........................................                                      3                     --
                                                                                          ------------------       ----------------

Net cash provided by financing activities............................                                   (697)                12,167
                                                                                          ------------------       ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................                                     83                  1,642
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....................                                  3,371                  1,021
                                                                                          ------------------       ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................                                $ 3,454               $  2,663
                                                                                          ==================       ================

     See Accompanying Notes to Condensed Consolidated Financial Statements

                        TELETOUCH COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

   The unaudited condensed consolidated financial statements of Teletouch Communications, Inc., and its subsidiaries (the "Company") for the periods ended August 31, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Company were disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 1997. The balance sheet at May 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain the material adjustments necessary to present fairly the financial position of the Company at August 31, 1997 and May 31, 1997 and the results of its operations and cash flows for the periods ended August 31, 1997 and 1996. All such adjustments are of a normal recurring nature. Interim period results are not necessarily indicative of the results to be achieved for the full year. The financial statements for the periods ended August 31, 1997 and 1996 include the results of operations for companies acquired by Teletouch from the effective date of the acquisition, see Note B.

RECLASSIFICATION: Certain items in the financial statements for the period ended August 31, 1996 have been reclassified to conform with the presentation of the financial statements for the period ended August 31, 1997.

NEW ACCOUNTING PRONOUNCEMENTS: In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share"(SFAS No. 128), which the Company will be required to adopt in fiscal 1998. The Company anticipates that adoption of SFAS No. 128 will have no impact on its earnings per share calculation.

NOTE B - ACQUISITIONS

   During 1997, the Company completed the acquisition of all of the stock of Russell's Communication, Inc., d.b.a. LaPageCo ("LaPageCo") and AACS Communications, Inc. ("AACS") for cash consideration of approximately $2.3 million and $1.9 million, respectively. In addition, the Company acquired substantially all of the assets of Warren Communications, Inc. ("Warren"), for cash consideration of approximately $5.1 million and Dave Fant Company, d.b.a. Oklahoma Radio Systems ("ORS") for cash consideration of approximately $2.1 million and Cimarron Towers Inc. ("Cimarron") for cash consideration of approximately $0.4 million. Additional consideration for Cimarron was calculated at $1.4 million based on actual performance for the four month period from September 1996 through December 1996. This additional consideration was paid over a six month period which began in March 1997 and ended in August 1997. The consideration paid for these acquisitions was obtained from the amounts available under the Company's existing credit facility.

   Each of these Fiscal Year 1997 acquisitions have been accounted for using the purchase method of accounting. Of the total purchase price for these acquisitions, for financial reporting purposes, the allocation was approximately $0.8 million to property, plant and equipment, $0.2 million to accounts receivable, $0.2 million to inventory and other assets, $4.8 to FCC licenses, $4.2 million to subscriber bases, $0.4 million to non-compete agreements, with the remaining amount allocated to goodwill.

   The following unaudited pro forma summary financial information presents the results of operations of the Company as if the Fiscal Year 1997 Acquisitions, and related financing, had occurred at the beginning of the period. This summary may not be indicative of what would have occurred had the Fiscal Year 1997 Acquisitions been made as of these dates or of results which may occur in the future. The historical financial statements used to prepare the summary reflect the Fiscal Year 1997 Acquisitions from the effective date of the respective acquisition forward, using the purchase method of accounting, based on the estimated fair values of assets purchased and liabilities assumed.

                        TELETOUCH COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)




NOTE B - ACQUISITIONS (CONTINUED)


                                                            THREE MONTHS ENDED
                                                              AUGUST 31, 1996
                                                            -------------------
                                                                (Unaudited)
       Net revenue......................................         $    9,039
                                                                 ==========
       Operating income (loss)..........................         $     (493)
                                                                 ==========
       Net loss before extraordinary item...............         $   (2,691)
                                                                 ==========
       Extraordinary item...............................         $   (3,389)
                                                                 ==========
       Net Loss.........................................         $   (6,080)
                                                                 ==========
       Loss per share applicable to common stock:.......         $    (1.05)
                                                                 ==========

NOTE C - GOODWILL, INTANGIBLES AND OTHER ASSETS

Goodwill, intangibles and other assets consist of the following :

                                                         AUGUST 31,    MAY 31,
                                                            1997        1997
                                                         -----------  ---------
                                                         (Unaudited)

  Goodwill.............................................    $ 25,058   $ 25,059
  Subscriber bases.....................................      28,225     28,225
  FCC licenses.........................................      20,740     20,736
  Deferred acquisition costs...........................           -          -
  Non-compete agreements...............................         700        700
  Debt issue costs.....................................       3,599      3,599
  Other................................................         163        149
                                                           --------   --------
                                                             78,485     78,468
 Accumulated amortization..............................     (17,614)   (15,543)
                                                           --------   --------
                                                           $ 60,871   $ 62,925
                                                           ========   ========

NOTE D - LONG-TERM DEBT

Long-term debt consists of the following:

                                                         AUGUST 31,    MAY 31,
                                                            1997        1997
                                                         -----------  ---------
                                                         (Unaudited)

Notes Payable..........................................    $ 67,800   $ 67,800
Junior Subordinated Notes, including accrued interest..      11,837     11,324
Other..................................................           -        700
                                                           --------   --------
                                                           $ 79,637   $ 79,824
                                                           ========   ========


                        TELETOUCH COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)


NOTE D - LONG-TERM DEBT (CONTINUED)

   The Company has an agreement with a group of lenders, led by Chase Manhattan Bank, to provide new loans in an amount not to exceed $95 million (the "Credit Facility"). As of August 31, 1997, $67.8 million of the Credit Facility had been funded and $27.2 million is available for future funding. The Company currently has $6.3 million of available funding under the Credit Facility. The funding from the Credit Facility was used to repay the FINOVA Loan and to provide the financing necessary to complete the fiscal Year 1997 Acquisitions discussed in Note B and to provide additional working capital. As a result of the repayment of the FINOVA Loan, the Company was required to pay a $1 million prepayment penalty to FINOVA. The prepayment penalty of $1 million, and the unamortized deferred loan costs associated with the FINOVA Loan of approximately $2.6 million, were recorded as an extraordinary expense item in the first quarter of fiscal year 1997. Direct costs incurred in connection with obtaining the Credit Facility of approximately $3.1 million have been deferred and are being amortized, using the effective interest rate method, over the term of the loan.

   The Credit Facility bears interest, at the Company's designation, at a floating rate of either the prime rate plus 1% to 2% or LIBOR plus 2% to 3% depending on the leverage ratio of the Company and is secured by substantially all of the assets of the Company and its subsidiaries. Borrowings under the Credit Facility require that the principal be repaid in escalating quarterly installments beginning in February 1998 and ending in fiscal year 2004. In conjunction with the funding from the Credit Facility, the Company entered into interest rate protection agreements which protect $50 million, $60 million and $47.5 million of the commitments against future prime rate or LIBOR rate increases above 7.625%, 7.5% and 9.5% for periods August 1996 through July 1997, August 1997 through July 1998 and August 1998 through July 1999, respectively. At May 31,1997, the weighted average interest rate on the Credit Facility was 8.5%. In addition, the terms require the maintenance of certain specified financial and operating covenants, provide for restrictions on capital expenditures and future acquisitions, prohibit any payments on the Junior Subordinated Notes discussed below or the payment of dividends.

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

OVERVIEW

   The Company is a leading provider of wireless messaging services, primarily paging services, in non-major metropolitan areas and communities in the southeast United States. As of August 31, 1997 the Company had approximately 328,300 pagers in service. The Company derives the majority of its revenues from fixed periodic fees, not dependent on usage, charged to subscribers for paging services. As long as a subscriber remains on service, operating results benefit from the recurring payments of the fixed periodic fees without incurring additional selling expenses or other fixed costs. Due to the growth from the completion of the acquisitions discussed below, the Company's results of operations for prior periods may not be indicative of future performance.

ACQUISITIONS

   During 1997, the Company completed the acquisition of all of the stock of Russell's Communication, Inc., d.b.a. LaPageCo ("LaPageCo") and AACS Communications, Inc. ("AACS") for cash consideration of approximately $2.3 million and $1.9 million, respectively. In addition, the Company acquired substantially all of the assets of Warren Communications, Inc. ("Warren"), for cash consideration of approximately $5.1 million and Dave Fant Company, d.b.a. Oklahoma Radio Systems ("ORS") for cash consideration of approximately $2.1 million and Cimarron Towers Inc. ("Cimarron") for cash consideration of approximately $0.4 million. Additional consideration for Cimarron was calculated at $1.4 million based on actual performance for the four month period from September 1996 through December 1996. This additional consideration was paid over a six month period which began in March 1997 and ended in August 1997. The consideration paid for these acquisitions was obtained from the amounts available under the Company's existing credit facility.

   Each of these Fiscal Year 1997 acquisitions have been accounted for using the purchase method of accounting. Of the total purchase price for these acquisitions, for financial reporting purposes, the allocation was approximately $0.8 million to property, plant and equipment, $0.2 million to accounts receivable, $0.2 million to inventory and other assets, $4.8 to FCC licenses, $4.2 million to subscriber bases, $0.4 million to non-compete agreements, with the remaining amount allocated to goodwill.

RESULTS OF OPERATIONS

   The following table presents certain items from the Company's condensed consolidated statements of operations, certain unaudited pro forma information, and certain other information for the periods indicated. The pro forma information presents results of the operations of the Company as if the Fiscal Year 1997 Acquisitions and related financing, had occurred at the beginning of each period presented.

                                                                                        Pro forma
                                                Three Months ended                  Three Months ended
                                                    August 31,                          August 31,
                                           ----------------------------        ----------------------------
                                               1997           1996                 1997           1996
                                           -------------  -------------        -------------  -------------
                                              (in thousands, except pagers, ARPU and per share amounts)
Net revenue                                    $  9,379       $  8,276             $  9,379       $  9,039

Operating income(loss)                         $    554           (570)            $    554           (493)

Loss before extraordinary item                 $ (1,576)      $ (2,580)            $ (1,576)      $ (2,691)

Loss per share before extraordinary item       $  (0.34)      $  (0.50)            $  (0.34)      $  (0.52)

EBITDA (1)(2)                                  $  3,667       $  2,917             $  3,667       $  3,286

Pagers in service at end of period              328,300        253,000              328,300        297,000

Average revenue per unit ("ARPU")              $   9.28       $  13.47             $   9.28       $  10.99

___________________________

(1) EBITDA represents earnings before interest, taxes, depreciation and amortization and certain non-recurring charges. EBITDA is a standard measure of financial performance in the paging industry. However, EBITDA is not a measure defined in generally accepted accounting principles ("GAAP") and should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with GAAP. EBITDA is, however, one of the primary financial measures by which the Company's covenants are calculated under the agreements governing the Company's indebtedness.

(2) As discussed below, in July 1996 the Company and ProNet, Inc. mutually agreed to terminate a previously announced agreement to merge the Company with a subsidiary of ProNet. The actual and pro forma EBITDA for the three months ended August 31, 1996 shown above excludes $522,000 of non-recurring costs associated with these terminations.

Results of Operations for the three months ended August 31, 1997 and 1996
-------------------------------------------------------------------------

   Net Revenue:  The historical net revenue of the Company has increased to $9.4
   -----------
million in the first three months of fiscal year 1998 from $8.3 million in the first three months of fiscal year 1997. This increase is due primarily to the increase in the pagers in service resulting from the Fiscal Year 1997 Acquisitions as well as greater market penetration in the Company's existing markets. Pagers in service increased to approximately 328,300 at August 31, 1997 as compared to 253,000 at August 31, 1996. The Fiscal Year 1997 Acquisitions represented approximately 48,000 of this increase. The Company believes that internal growth due to further penetration of its' existing markets will continue.

   The impact on net revenue of the increase in pagers in service is partially offset by the decline in average revenue per unit ("ARPU"). ARPU for the three months ended August 31, 1997 was $9.28 as compared to $13.47 for the three months ended August 31, 1996. This decline in ARPU is due to increased competition in the Company's markets as well as an increase in the number of paging units sold to paging resellers. Paging resellers are businesses that buy airtime at wholesale prices from the Company and sell the service to subscribers. While the wholesale price to the reseller is lower than the price the Company charges directly to its customers, the reseller bears the cost of acquiring, billing, collecting and servicing the subscribers. Prior to the Fiscal Year 1997 Acquisitions, approximately 16% of the Company's paging units were sold through resellers, as of August 31, 1997 approximately 37% of the Company's paging units are sold through resellers. The Company expects to see the ARPU continue to decline as the competition continues to pursue customers in its marketplace, generally resulting in new customers being added at a lower ARPU than the Company's existing ARPU in that market. In addition, the higher percentage of units sold through resellers in the Fiscal Year 1997 Acquisitions as compared to the percentage sold through resellers by the Company prior to these acquisitions, will also result in an overall reduction of the ARPU. However, while there can be no assurance, the Company expects that the growth in units in service will increase sufficiently to offset this decline in ARPU and not result in a decrease in net revenue.

   Operating Expenses, excluding depreciation and amortization: Operating
   -----------------------------------------------------------
expenses, excluding depreciation and amortization, were $5.7 million, 61% of net revenue, in the first three months of fiscal year 1998 as compared to $5.9 million, 71% of net revenue in the first three months of fiscal year 1997. The decreased costs are primarily due to the $0.5 million of non-recurring costs included in the three months ended August 31, 1996, related to costs incurred in connection with the terminated merger proposal with Pro Net and other terminated acquisitions. This decrease is partially offset by an increase in operating expenses due to the inclusion of operating results of the Fiscal Year 1997 Acquisitions for three full months in fiscal year 1998 as compared to one month in fiscal year 1997. On a pro forma basis, assuming the Fiscal Year 1997 Acquisitions had occurred at the beginning of the period, these expenses decreased to $5.7 million, 61% of pro forma net revenue, for the first three months of fiscal year 1998 as compared to $6.3 million, 69% of pro forma net revenue, in the first three months of fiscal year 1997 ($5.8 million and $64% excluding the costs associated with the costs of terminated mergers and acquisitions). The decreased pro forma costs are primarily due to the $0.5 million of non-recurring costs included in the three months ended August 31, 1996 related to the terminated Pro Net merger and other terminated acquisitions.

   Many of these costs, including increased general and administrative salaries and other costs, are incurred early in the growth process. Accordingly, although the actual costs are expected to continue to increase, the Company expects them to decrease as a percentage of net revenue as the company continues to grow.

   Depreciation and amortization:  Depreciation and amortization expense
   -----------------------------
increased to $3.1 million in the first three months of fiscal year 1998 from $3.0 million in the first three months of fiscal years 1997. The increase is due primarily to the increased amortization of intangible assets resulting the Fiscal Year 1997 Acquisitions. The Company expects that this expense will stabilize in the near term as the amortization related to the Dial Acquisition and the Fiscal Year 1997 Acquisitions are included in the results of operations for a full year in fiscal 1997 and 1998.

   Interest Expense:  Interest expense increased to $2.1 million in the first
   ----------------
three months of fiscal year 1998 from $2.0 million in the first three months of fiscal year 1997. This increase is due to the increased debt incurred by the Company in connection with the Fiscal Year 1997 Acquisitions as well as the financing of the costs associated with obtaining the Credit Facility.

   Income tax benefit:  For fiscal year 1998 the Company estimates the effective
   ------------------
tax benefit rate will be 0%. A valuation allowance has been recorded against deferred tax assets which are not likely to be realized. Specifically, the Company's carryforwards expire at specific future dates and utilization of certain carryforwards is limited to specific amounts each year. However, due to the uncertain nature of their ultimate realization the Company has established a significant valuation allowance against these carryforward benefits and will recognize benefits only as reassessment demonstrates they are realizable. Realization is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of the Company's income tax expense.

   Extraordinary Item:  In July 1996, the Company repaid its outstanding notes
   ------------------
payable to FINOVA Capital Corporation ("FINOVA") with the proceeds of the Credit Facility. As a result of this prepayment of the FINOVA Loan, the Company incurred a prepayment penalty of $1.0 million. The prepayment penalty, and unamortized deferred loan costs associated with the FINOVA Loan of approximately $2.6 million, were recorded as an extraordinary item net of income tax benefit.

   EBITDA:  EBITDA increased to $3.7 million, 39% of net revenue, in the first
   ------
three months of fiscal year 1998 from $2.4 million, 29% of net revenue ($2.9 million, 35% of net revenue, excluding the $0.5 million of costs associated with the terminated ProNet merger and other terminated acquisitions), in the first three months of fiscal year 1997. On a pro forma basis, assuming the Fiscal Year 1997 Acquisitions occurred at the beginning of the period, EBITDA increased to $3.7 million, 39% of pro forma net revenue, for the first three months of fiscal year 1998 as compared to $2.8 million, 31% of pro forma net revenue ($3.3 million and 36% excluding the costs associated with the terminated ProNet merger and other terminated acquisitions), in the first three months of fiscal year 1997. The increase in pro forma EBITDA is primarily due to the growth in pro forma net revenue over the first three months of fiscal year 1997 and the $0.5 million of non-recurring costs included in the three months ended August 31, 1996 related to the terminated Pro Net merger and other terminated acquisitions.

FINANCIAL CONDITION

   The Company has an agreement with a group of lenders, led by Chase Manhattan Bank, to provide new loans in an amount not to exceed $95 million (the "Credit Facility"). As of August 7, 1997, $67.8 million of the Credit Facility had been funded and $27.2 million is available for future funding. The Company currently has $6.3 million of available funding under the Credit Facility. The funding from the Credit Facility was used to repay the FINOVA Loan and provide the financing necessary to complete the Fiscal 1997 Acquisitions and to provide additional working capital. As a result of the repayment of the FINOVA Loan, the Company paid a $1 million prepayment penalty to FINOVA. The prepayment penalty of $1 million and the unamortized deferred loan costs associated with the FINOVA Loan of approximately $2.6 million was recorded as an extraordinary expense item in the first quarter of fiscal year 1997. Direct costs incurred in connection with obtaining the Credit Facility of approximately $3.1 million was deferred and is being amortized, using the effective interest rate method, over the term of the loan.

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

   The Company's paging operations require capital investment to procure pagers and to acquire paging infrastructure equipment to support the Company's growth. The Company's net capital expenditures amounted to $1.2 million and $0.6 million for the first three months of fiscal year 1998 and 1997, respectively. Management anticipates capital expenditures for the Company to continue to increase as the Company continues to improve its infrastructure. These expenditures will be paid for with cash generated from operations and borrowings under the unused portion of the Credit Facility.

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


                                                TELETOUCH COMMUNICATIONS, INC.
                                                ------------------------------
                                                 (Registrant)



Date: October 15, 1997              /s/ Robert M. McMurrey
                                    -----------------------------------------
                                    Robert M. McMurrey
                                    Chairman
                                    Chief Executive Officer




                                    /s/ Thomas R. McLemore
                                    -----------------------------------------
                                    Thomas R. McLemore
                                    Executive Vice President
                                    Chief Financial Officer
                                    (Principal Accounting Officer)