Form 10QSB/A
period 1997-08-31
TELETOUCH COMMUNICATIONS INC
filed 1997-10-17
CIK 928659

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-QSB/A
                                AMENDMENT NO. 1

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

                        TELETOUCH COMMUNICATIONS, INC.

                                  FORM 10-QSB/A
                                AMENDMENT NO. 1
                         QUARTER ENDED AUGUST 31, 1997


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
                                                                             =====================    =====================


     See Accompanying Notes to Condensed Consolidated Financial Statements

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                   Three Months Ended
                                                                                       August 31,
                                                                      ------------------------------------------
                                                                             1997                     1996
                                                                      ------------------       -----------------
OPERATING ACTIVITIES
   Net loss.....................................................                 $(1,576)              $ (5,969)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Loss on early retirement of debt...........................                      --                  3,389
     Depreciation and amortization..............................                   3,113                  2,965
     Non cash interest expense..................................                     657                    670
     Loss (Gain) on sale of assets..............................                     (29)                    --
     Deferred income taxes......................................                      --                     23
     Changes in operating assets and liabilities:
        Accounts receivable, net................................                     (37)                  (343)
        Inventories.............................................                     152                   (488)
        Prepaid expenses and other assets.......................                    (106)                   (99)
        Accounts payable and accrued expenses...................                    (496)                   326
        Deferred revenue........................................                     202                    193
                                                                      ------------------       ----------------
Net cash provided by operating activities                                          1,880                    667

INVESTING ACTIVITIES:
     Capital expenditures, including pagers.....................                  (1,201)                  (572)
     Acquisitions, net of cash acquired.........................                      --                (10,626)
     Deferred costs associated with acquisitions................                      --                      6
     Net proceeds from sale of assets...........................                     101                     --
                                                                      ------------------       ----------------
Net cash used for investing activities                                            (1,100)               (11,192)

FINANCING ACTIVITIES:
     Debt incurred in connection with acquisitions..............                      --                 10,626
     Proceeds from new debt.....................................                      --                 57,173
     Payments on long-term debt.................................                    (700)               (52,700)
     Debt issue costs...........................................                      --                 (2,932)

     Net proceeds from preferred stock and
        common stock warrants...................................                       3                     --
                                                                      ------------------       ----------------

Net cash provided by financing activities.......................                    (697)                12,167
                                                                      ------------------       ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............                      83                  1,642
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................                   3,371                  1,021
                                                                      ------------------       ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......................                 $ 3,454               $  2,663
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


                                                TELETOUCH COMMUNICATIONS, INC.
                                                ------------------------------
                                                 (Registrant)



Date: October 17, 1997                          /s/ Thomas R. McLemore
                                                ------------------------------
                                                Thomas R. McLemore
                                                Executive Vice President
                                                Chief Financial Officer
                                                (Principal Accounting Officer)