Form 10QSB
period 1997-11-30
TELETOUCH COMMUNICATIONS INC
filed 1998-01-14
CIK 928659

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                                  FORM 10-QSB

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED NOVEMBER 30, 1997
                                       OR

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

Common Stock, $.001 par value - 6,353,416 shares outstanding as of January 12, 1998

       Transitional Small Business Disclosure Format :  YES        NO   X
                                                             ---       ---

                        TELETOUCH COMMUNICATIONS, INC.
                                  FORM 10-QSB
                        QUARTER ENDED NOVEMBER 30, 1997


                                                                  PAGE NO.
                                                                  --------

                  PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS - TELETOUCH COMMUNICATION, INC. (UNAUDITED)


           CONDENSED CONSOLIDATED BALANCE SHEETS AT
             NOVEMBER 30, 1997 AND MAY 31, 1997                       4

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS -
             THREE AND SIX MONTHS ENDED NOVEMBER 30, 1997 AND
             NOVEMBER 30, 1996                                        5

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
             SIX MONTHS ENDED NOVEMBER 30, 1997 AND
             NOVEMBER 30, 1996                                        6

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS       7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS                      10


                          PART II.  OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS                                         14

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                          14

           SIGNATURES                                                15

                         PART 1. FINANCIAL INFORMATION

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              November 30, 1997         May 31, 1997
                                                                           ------------------------  -----------------
   ASSETS                                                                        (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents..........................................                 $     3,646           $  3,371
    Accounts receivable, net of allowance..............................                       1,617              1,571
    Inventory..........................................................                       3,064              2,450
    Deferred income tax assets.........................................                         138                138
    Prepaid expenses and other current assets..........................                         418                384
                                                                                        -----------        -----------
                                                                                              8,883              7,914
PROPERTY, PLANT AND EQUIPMENT, net of
    accumulated depreciation of $9,144 in 1998 and $7,843 in 1997......                      20,961             21,334

GOODWILL, INTANGIBLES AND OTHER ASSETS, net of
    accumulated amortization of $19,684 in 1998 and $15,543 in 1997....                      58,799             62,925
                                                                                        -----------        -----------
                                                                                        $    88,643           $ 92,173
                                                                                        ===========        ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses..............................                 $     3,658           $  4,360
    Current portion of long-term debt..................................                       9,323              5,710
    Deferred revenue...................................................                         970                792
                                                                                        -----------        -----------
                                                                                             13,951             10,862

LONG-TERM DEBT.........................................................                      70,848             74,114

COMMITMENTS AND CONTINGENCIES                                                                    --                 --

DEFERRED INCOME TAXES..................................................                       1,161              1,161
STOCKHOLDERS' EQUITY:
    Series A cumulative preferred stock, $.001 par value...............                          --                 --
    Series B preferred stock, $.001 par value..........................                          --                 --
    Common stock, $.001 par value......................................                           6                  6
    Additional paid-in capital.........................................                      24,759             24,756
    Accumulated deficit................................................                     (22,082)           (18,726)
                                                                                        -----------        -----------
                                                                                              2,683              6,036
                                                                                        -----------        -----------
                                                                                        $    88,643           $ 92,173
                                                                                        ===========        ===========

     See Accompanying Notes to Condensed Consolidated Financial Statements

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                               Three Months Ended                         Six Months Ended
                                                                  November 30,                              November 30,
                                                      ------------------------------------      -----------------------------------
                                                            1997                1996                  1997               1996
                                                      ----------------     ---------------      ----------------   ----------------
Pager sales and service revenue....................         $   10,185          $    9,483            $   20,433         $   18,389
Other sales and service revenue....................                762                 654                 1,428              1,323
Cost of products sold..............................             (1,452)             (1,152)               (2,986)            (2,451)

                                                      ----------------     ---------------      ----------------   ----------------

  Net revenue......................................              9,495               8,985                18,875             17,261

Costs and expenses:
  Operating........................................              2,588               2,548                 5,321              4,897
  Selling..........................................              1,079               1,159                 2,031              2,278
  General and administrative.......................              2,309               2,323                 4,337              4,214
  Depreciation and amortization....................              3,113               3,058                 6,226              6,023
  Merger termination charges.......................                 --                  --                    --                522
                                                      ----------------     ---------------      ----------------   ----------------
Total costs and expenses...........................              9,089               9,088                17,915             17,934
                                                      ----------------     ---------------      ----------------   ----------------
Operating income (loss)............................                406                (103)                  960               (673)


Interest expense, net..............................             (2,187)             (1,954)               (4,317)            (3,941)

                                                      ----------------     ---------------      ----------------   ----------------

Loss before income taxes and extraordinary item....             (1,781)             (2,057)               (3,357)            (4,614)


Income tax benefit.................................                 --                (125)                   --               (102)

                                                      ----------------     ---------------      ----------------   ----------------

Loss before extraordinary item.....................             (1,781)             (1,932)               (3,357)            (4,512)


Extraordinary item, early debt retirement
       net of income tax benefit of $179...........                 --                  --                    --             (3,389)

                                                      ----------------     ---------------      ----------------   ----------------

Net loss...........................................             (1,781)             (1,932)               (3,357)            (7,901)

Preferred stock dividends..........................               (692)               (604)               (1,368)            (1,200)

                                                      ----------------     ---------------      ----------------   ----------------

Loss applicable to common stock....................         $   (2,473)         $   (2,536)           $   (4,725)        $   (9,101)

                                                      ================     ===============      ================   ================

Loss per share:
  Loss before extraordinary item...................         $    (0.39)         $    (0.40)           $    (0.74)        $    (0.90)

  Extraordinary item...............................                 --                  --                    --              (0.53)

                                                      ----------------     ---------------      ----------------   ----------------
  Net loss.........................................         $    (0.39)         $    (0.40)           $    (0.74)        $    (1.43)

                                                      ================     ===============      ================   ================

Weighted Average Shares Outstanding................          6,353,416           6,347,416             6,353,416          6,347,416
                                                      ================     ===============      ================   ================

    See Accompanying Notes to Condensed Consolidated Financial Statements.

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                        Six Months Ended
                                                                                          November 30,
                                                                           ------------------------------------------
                                                                                  1997                    1996
                                                                           ------------------      ------------------
OPERATING ACTIVITIES
    Net loss.....................................................               $      (3,357)          $      (7,901)
    Adjustments to reconcile net loss to net cash
    Provided by operating activities:
    Loss on early retirement of debt.............................                          --                   3,389
    Depreciation and amortization................................                       6,226                   6,023
    Non cash interest expense....................................                       1,335                   1,263
    Loss (Gain) on sale of assets................................                         (29)                     --
    Deferred income taxes........................................                          --                    (102)
    Changes in operating assets and liabilities:
        Accounts receivable, net.................................                         (46)                    499
        Inventories..............................................                        (244)                 (1,597)
        Prepaid expenses and other assets........................                         (49)                   (126)
        Accounts payable and accrued expenses....................                        (702)                  1,184
        Deferred revenue.........................................                         178                    (370)
                                                                           ------------------      ------------------
Net cash provided by operating activities                                               3,312                   2,262

INVESTING ACTIVITIES:
    Capital expenditures, including pagers.......................                      (2,441)                 (2,604)
    Acquisitions, net of cash acquired...........................                          --                 (10,629)
    Deferred costs associated with acquisitions..................                          --                     (85)
    Net proceeds from sale of assets.............................                         101                      --
                                                                           ------------------      ------------------
Net cash used for investing activities...........................                      (2,340)                (13,318)

FINANCING ACTIVITIES:
    Debt incurred in connection with acquisitions................                          --                  10,626
    Proceeds from new debt.......................................                          --                  57,173
    Payments on long-term debt...................................                        (700)                (52,700)
    Debt issue costs.............................................                          --                  (3,043)
    Net proceeds from common stock warrants......................                           3                      --
                                                                           ------------------      ------------------
Net cash provided by (used in) financing activities...............                       (697)                 12,056
                                                                           ------------------      ------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS.........................                        275                   1,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..................                      3,371                   1,021
                                                                           ------------------      ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........................              $       3,646           $       2,021
                                                                           ==================      ==================


     See Accompanying Notes to Condensed Consolidated Financial Statements

                        TELETOUCH COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

  The unaudited condensed consolidated financial statements of Teletouch Communications, Inc., and its subsidiaries (the "Company") for the periods ended November 30, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Company were disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 1997 ("Fiscal Year 1997"). The balance sheet at May 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain the material adjustments necessary to present fairly the financial position of the Company at November 30, 1997 and May 31, 1997 and the results of its operations and cash flows for the periods ended November 30, 1997 and 1996. All such adjustments are of a normal recurring nature. Interim period results are not necessarily indicative of the results to be achieved for the full year. The financial statements for the periods ended November 30, 1997 and 1996 include the results of operations for companies acquired by Teletouch from the effective date of the acquisition, see Note B.

RECLASSIFICATION: Certain items in the financial statements for the period ended November 30, 1996 have been reclassified to conform with the presentation of the financial statements for the period ended November 30, 1997.

NEW ACCOUNTING PRONOUNCEMENTS: In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share"(SFAS No. 128), which the Company will be required to adopt in fiscal 1998. The Company anticipates that adoption of SFAS No. 128 will have no impact on its earnings per share calculation.

NOTE B - ACQUISITIONS

   During Fiscal Year 1997, the Company completed the acquisition of all of the stock of Russell's Communication, Inc., d.b.a. LaPageCo ("LaPageCo") and AACS Communications, Inc. ("AACS") for cash consideration of approximately $2.3 million and $1.9 million, respectively. In addition, the Company acquired substantially all of the assets of Warren Communications, Inc. ("Warren"), for cash consideration of approximately $5.1 million and Dave Fant Company, d.b.a. Oklahoma Radio Systems ("ORS") for cash consideration of approximately $2.1 million and Cimarron Towers Inc. ("Cimarron") for cash consideration of approximately $0.4 million. Additional consideration for Cimarron was calculated at $1.4 million based on actual performance for the four month period from September 1996 through December 1996. This additional consideration was paid over a six month period which began in March 1997 and ended in August 1997. The consideration paid for these acquisitions was obtained from the amounts available under the Company's existing credit facility.

  Each of these Fiscal Year 1997 acquisitions have been accounted for using the purchase method of accounting. Of the total purchase price for these acquisitions, for financial reporting purposes, the allocation was approximately $0.8 million to property, plant and equipment, $0.2 million to accounts receivable, $0.2 million to inventory and other assets, $4.8 million to FCC licenses, $4.2 million to subscriber bases, $0.4 million to non-compete agreements, with the remaining amount allocated to goodwill.

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

                        TELETOUCH COMMUNICATIONS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                  (UNAUDITED)


NOTE B - ACQUISITIONS (CONTINUED)

                                                             SIX MONTHS ENDED
                                                             NOVEMBER 30, 1996
                                                          ----------------------
                                                                (Unaudited)
       Net revenue.....................................          $  18,096
                                                                 =========
       Operating income (loss).........................               (596)
                                                                 =========
       Net loss before extraordinary item..............             (4,623)
                                                                 =========
       Extraordinary item..............................             (3,389)
                                                                 =========
       Net Loss........................................          $  (8,012)
                                                                 =========
       Loss per share applicable to common stock:......          $   (1.45)
                                                                 =========

NOTE C - GOODWILL, INTANGIBLES AND OTHER ASSETS

Goodwill, intangibles and other assets consist of the following:

                                                         NOVEMBER 30,    MAY 31,
                                                             1997         1997
                                                        -------------  ---------
                                                          (Unaudited)

  Goodwill.............................................      $ 25,059   $ 25,059
  Subscriber bases.....................................        28,225     28,225
  FCC licenses.........................................        20,751     20,736
  Non-compete agreements...............................           700        700
  Debt issue costs.....................................         3,599      3,599
  Other................................................           149        149
                                                             --------   --------
                                                               78,483     78,468
 Accumulated amortization..............................       (19,684)   (15,543)
                                                             --------   --------
                                                              $58,799   $ 62,925
                                                             ========   ========

NOTE D - LONG-TERM DEBT

Long-term debt consists of the following:

                                                          NOVEMBER 30,   MAY 31,
                                                              1997        1997
                                                          -----------   --------
                                                           (Unaudited)
Notes Payable..........................................      $ 67,800   $ 67,800
Junior Subordinated Notes, including accrued interest..        12,371     11,324
Other..................................................            --        700
                                                             --------   --------
                                                             $ 80,171   $ 79,824
                                                             ========   ========

                        TELETOUCH COMMUNICATIONS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                  (UNAUDITED)


NOTE D - LONG-TERM DEBT (CONTINUED)


   The Company has an agreement with a group of lenders, led by Chase Manhattan Bank, to provide loans in an amount not to exceed $95 million (the "Credit Facility"). As of November 30, 1997, $67.8 million of the Credit Facility had been funded and $27.2 million is available for future funding. The Company currently has $6.3 million of available funding under the Credit Facility. The funding from the Credit Facility was used to repay the FINOVA Loan and to provide the financing necessary to complete the fiscal Year 1997 Acquisitions discussed in Note B and to provide additional working capital. As a result of the repayment of the FINOVA Loan, the Company was required to pay a $1 million prepayment penalty to FINOVA. The prepayment penalty of $1 million, and the unamortized deferred loan costs associated with the FINOVA Loan of approximately $2.6 million, were recorded as an extraordinary expense item in the first quarter of fiscal year 1997. Direct costs incurred in connection with obtaining the Credit Facility of approximately $3.1 million have been deferred and are being amortized, using the effective interest rate method, over the term of the loan.

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

NOTE E - SUBSEQUENT EVENTS

   On January 2, 1998, the Company entered into an agreement to sell all of its communications towers for approximately $8.6 million. The proceeds from the sale will be used to reduce the outstanding debt under the Credit Facility. Contingent upon the closing of the sale, the Company will lease back space on the towers sold for a period of ten years for approximately $.6 million per year.

   On December 31, 1997, the Company concluded its purchase of certain FCC licenses from GTE with the payment of $.9 million. An initial payment of $.1 million was made in Fiscal Year 1997.

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

OVERVIEW

   The Company is a leading provider of wireless messaging services, primarily paging services, in non-major metropolitan areas and communities in the southeast United States. As of November 30, 1997 the Company had approximately 331,500 pagers in service. The Company derives the majority of its revenues from fixed periodic fees, not dependent on usage, charged to subscribers for paging services. As long as a subscriber remains on service, operating results benefit from the recurring payments of the fixed periodic fees without incurring additional selling expenses or other fixed costs. Due to the growth from the completion of the acquisitions discussed below, the Company's results of operations for prior periods may not be indicative of future performance.

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

   Each of these Fiscal Year 1997 acquisitions have been accounted for using the purchase method of accounting. Of the total purchase price for these acquisitions, for financial reporting purposes, the allocation was approximately $0.8 million to property, plant and equipment, $0.2 million to accounts receivable, $0.2 million to inventory and other assets, $4.8 million to FCC licenses, $4.2 million to subscriber bases, $0.4 million to non-compete agreements, with the remaining amount allocated to goodwill.

RESULTS OF OPERATIONS


  The following table presents certain items from the Company's condensed consolidated statements of operations, certain unaudited pro forma information, and certain other information for the periods indicated. The pro forma information presents results of the operations of the Company as if the Fiscal Year 1997 Acquisitions and related financing, had occurred at the beginning of Fiscal 1997.

                                                                                             Pro forma
                                                      Six Months ended                    Six Months ended
                                                        November 30,                        November 30,
                                               ------------------------------         ------------------------
                                                    1997            1996                          1996
                                               --------------  --------------             --------------------
                                                 (in thousands, except pagers, ARPU and per share amounts)
Net revenue                                         $ 18,875        $ 17,261                         $ 18,096

Operating income(loss)                              $    960            (673)                            (596)

Loss before extraordinary item                      $ (3,357)       $ (4,512)                        $ (4,623)

Loss per share before extraordinary item            $  (0.74)       $  (0.90)                        $  (0.92)

EBITDA (1)(2)                                       $  7,186        $  5,872                         $  6,241

Pagers in service at end of period                   331,500         303,700                          303,700

Average revenue per unit ("ARPU")                   $   9.25        $   9.65                         $   9.80

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

Results of Operations for the three months and six months ended November 30,
----------------------------------------------------------------------------
1997 and 1996
-------------

  Net Revenue:  The historical net revenue of the Company has increased to $18.9
  -----------
and $9.5 million for the six and three months ended November 30, 1997 from $17.3 and $9.1 million for the six and three months ended November 30, 1996. These increases are due primarily to the increase in the pagers in service resulting from the Fiscal Year 1997 Acquisitions as well as greater market penetration in the Company's existing markets. Pagers in service increased to approximately 331,500 at November 30, 1997 as compared to 303,700 at November 30, 1996. The Company believes that internal growth due to further penetration of its existing markets will continue.

   The impact on net revenue of the increase in pagers in service is partially offset by the decline in average revenue per unit ("ARPU"). ARPU for the six months ended November 30, 1997 was $9.44 as compared to $9.65 for the six months ended November 30, 1996. This decline in ARPU is due to increased competition in the Company's markets as well as an increase in the number of paging units sold to paging resellers. Paging resellers are businesses that buy airtime at wholesale prices from the Company and sell the service to subscribers. While the wholesale price to the reseller is lower than the price the Company charges directly to its customers, the reseller bears the cost of acquiring, billing, collecting and servicing the subscribers. Prior to the Fiscal Year 1997 Acquisitions, approximately 16% of the Company's paging units were sold through resellers, as of November 30, 1997 approximately 37% of the Company's paging units are sold through resellers. The Company expects to see the ARPU continue to decline as the competition continues to pursue customers in its marketplace, generally resulting in new customers being added at a lower ARPU than the Company's existing ARPU in that market. In addition, the higher percentage of units sold through resellers in the Fiscal Year 1997 Acquisitions as compared to the percentage sold through resellers by the Company prior to these acquisitions, will also result in an overall reduction of the ARPU. However, while there can be no assurance, the Company expects that the growth in units in service will increase sufficiently to offset this decline in ARPU and not result in a decrease in net revenue.

   Operating Expenses, excluding Depreciation and Amortization: Operating
   -----------------------------------------------------------
expenses, excluding depreciation and amortization, were $11.7 million, 62% of net revenue, for the first six months of fiscal year 1998 as compared to $12.0 million, 69% of net revenue in the first six months of fiscal year 1997; and $6.0 million, 63% of net revenue for the three months ended November 30, 1997 as compared to $6.1 million, 67% of net revenue for the three months ended November 30, 1996. The decreased costs are primarily due to the $0.5 million of non-recurring costs included in the first quarter of fiscal year 1997, related to costs incurred in connection with the terminated merger proposal with Pro Net and other terminated acquisitions. This decrease is partially offset by an increase in operating expenses due to the inclusion of operating results of the Fiscal Year 1997 Acquisitions for six full months in fiscal year 1998 as compared to four months in fiscal year 1997. On a pro forma basis, assuming the Fiscal Year 1997 Acquisitions had occurred at the beginning of the period, these expenses remained the same at $11.7 million, 62% of pro forma net revenue, for the first six months of fiscal year 1998 as compared to $12.4 million, 68% of pro forma net revenue, in the first six months of fiscal year 1997 ($11.9 million and $66% excluding the costs associated with the costs of terminated mergers and acquisitions). The decreased pro forma costs are primarily due to the $0.5 million of non-recurring costs included in the first quarter of fiscal year 1997 related to the terminated Pro Net merger and other terminated acquisitions.

   Many of these costs, including increased general and administrative salaries and other costs, are incurred early in the growth process. Accordingly, although the actual costs are expected to continue to increase, the Company expects them to decrease as a percentage of net revenue as the company continues to grow.

   Depreciation and Amortization:  Depreciation and amortization expense
   -----------------------------
increased to $6.2 and $3.1 million for the six and three months ended November 30, 1997 from $6.0 and $3.1 million for the first six and three months ended November 30, 1996. The increase is due primarily to the increased amortization of intangible assets resulting from the Fiscal Year 1997 Acquisitions. The Company expects that this expense will stabilize in the near term as the amortization related to Fiscal Year 1997 Acquisitions is included in the results of operations for a full year.

   Interest Expense:  Interest expense increased to $4.3 and $2.2 million for
   ----------------
the six and three months ended November 30, 1997 from $3.9 and $2.0 million for the six and three months ended November 30, 1996. This increase is due to the increased debt incurred by the Company in connection with the Fiscal Year 1997 Acquisitions as well as the financing of the costs associated with obtaining the Credit Facility.

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

   EBITDA:  EBITDA increased to $7.2 million, 38% of net revenue, for the first
   ------
six months of fiscal year 1998 from $5.4 million, 31% of net revenue ($5.9 million, 34% of net revenue, excluding the $0.5 million of costs associated with the terminated ProNet merger and other terminated acquisitions), in the first six months of fiscal year 1997; and $3.5 million, 37% of net revenue for the three months ended November 30, 1997 as compared to $3.0 million, 33% of net revenue for the three months ended November 30, 1996. On a pro forma basis, assuming the Fiscal Year 1997 Acquisitions occurred at the beginning of the period, EBITDA remained the same at $7.2 million, 38% of pro forma net revenue, for the first six months of fiscal year 1998 as compared to $5.7 million, 32% of pro forma net revenue ($6.2 million and 35% excluding the costs associated with the terminated ProNet merger and other terminated acquisitions), in the first six months of fiscal year 1997. The increase in pro forma EBITDA is primarily due to the growth in pro forma net revenue over the first six months of fiscal year 1998 and the $0.5 million of non-recurring costs included in the six months ended November 30, 1996 related to the terminated Pro Net merger and other terminated acquisitions.

FINANCIAL CONDITION

   The Company has an agreement with a group of lenders, led by Chase Manhattan Bank, to provide new loans in an amount not to exceed $95 million (the "Credit Facility"). As of January 12, 1998, $67.8 million of the Credit Facility had been funded and $27.2 million is available for future funding. The Company currently has $6.3 million of available funding under the Credit Facility. The funding from the Credit Facility was used to repay the FINOVA Loan and provide the financing necessary to complete the Fiscal 1997 Acquisitions and to provide additional working capital. As a result of the repayment of the FINOVA Loan, the Company paid a $1 million prepayment penalty to FINOVA. The prepayment penalty of $1 million and the unamortized deferred loan costs associated with the FINOVA Loan of approximately $2.6 million were recorded as an extraordinary expense item in the first quarter of fiscal year 1997. Direct costs incurred in connection with obtaining the Credit Facility of approximately $3.1 million were deferred and are being amortized, using the effective interest rate method, over the term of the loan.

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

   The Company's paging operations require capital investment to procure pagers and to acquire paging infrastructure equipment to support the Company's growth. The Company's net capital expenditures amounted to $2.4 million and $2.6 million for the first six months of fiscal year 1998 and 1997, respectively. Management anticipates capital expenditures for the Company to increase as the Company continues to improve its infrastructure. These expenditures will be paid for with cash generated from operations and borrowings under the unused portion of the Credit Facility.

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

(a)Exhibits,
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


                                    TELETOUCH COMMUNICATIONS, INC.
                                    ----------------------------------
                                    (Registrant)



Date: January 14, 1998
                                    /s/J. Richard Carlson
                                    ----------------------------------
                                    J. Richard Carlson
                                    President
                                    Chief Operating Officer



Date: January 14, 1998
                                    /s/Thomas R. McLemore
                                    ----------------------------------
                                    Thomas R. McLemore
                                    Executive Vice President
                                    Chief Financial Officer
                                    (Principal Accounting Officer)