Form 10QSB
period 1998-02-28
TELETOUCH COMMUNICATIONS INC
filed 1998-04-14
CIK 928659

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                                  FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE PERIOD ENDED FEBRUARY 28, 1998
                                      OR

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

Common Stock, $.001 par value - 6,353,416 shares outstanding as of February 27,
                                      1998

          Transitional Small Business Disclosure Format: YES    NO X
                                                            ---   ---

                        TELETOUCH COMMUNICATIONS, INC.
                                  FORM 10-QSB
                        QUARTER ENDED FEBRUARY 28, 1998


                                                                        PAGE NO.
                                                                        --------

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS - TELETOUCH COMMUNICATIONS, INC. (UNAUDITED)


         CONDENSED CONSOLIDATED BALANCE SHEETS AT
           FEBRUARY 28, 1998 AND MAY 31, 1997                               4

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS -
           THREE AND NINE MONTHS ENDED FEBRUARY 28, 1998 AND
           FEBRUARY 28, 1997                                                5

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
           NINE MONTHS ENDED FEBRUARY 28, 1998 AND
           FEBRUARY 28, 1997                                                6

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS               7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                              10

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                 15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  15

         SIGNATURES                                                        16

                         PART 1. FINANCIAL INFORMATION

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        February 28, 1998    May 31, 1997
                                                                        -----------------    -----------------
     ASSETS                                                                (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents........................................       $      3,619        $       3,371
     Accounts receivable, net of allowance............................              1,655                1,571
     Inventory........................................................              2,837                2,450
     Deferred income tax assets ......................................                138                  138
     Prepaid expenses and other current assets........................              1,598                  384
                                                                        -----------------    -----------------
                                                                                    9,847                7,914
PROPERTY, PLANT AND EQUIPMENT, net of
     accumulated depreciation of $8,792 in 1998 and $7,843 in 1997....             20,350               21,334

GOODWILL, INTANGIBLES AND OTHER ASSETS, net of
     accumulated amortization of $21,754 in 1998 and $15,543 in 1997..             58,099               62,925
                                                                        -----------------    -----------------

                                                                             $     88,296        $     92,173
                                                                        =================    =================
     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses............................       $      3,555        $       4,360
     Current portion of long-term debt................................                 --                5,710
     Current portion of deferred profit on sale/leaseback.............                401                   --
     Deferred revenue.................................................              1,191                  792
                                                                        -----------------    -----------------
                                                                                    5,147               10,862

LONG-TERM LIABILITIES:
        Long-term debt................................................             73,920               74,114
        Deferred profit on sale/leaseback.............................              3,611                   --
                                                                        -----------------    -----------------
                                                                                   76,531               74,114

COMMITMENTS AND CONTINGENCIES                                                          --                   --

DEFERRED INCOME TAXES.................................................              1,161                1,161

STOCKHOLDERS' EQUITY:
     Series A cumulative preferred stock, $.001 par value.............                 --                   --
     Series B preferred stock, $.001 par value........................                 --                   --
     Common stock, $.001 par value....................................                  6                    6
     Additional paid-in capital.......................................             24,759               24,756
     Accumulated deficit..............................................            (20,308)             (18,726)
                                                                        -----------------    -----------------
                                                                                    4,457                6,036
                                                                        -----------------    -----------------
                                                                             $     88,296         $     92,173
                                                                        =================    =================

    See Accompanying Notes to Condensed Consolidated Financial Statements

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                       Three Months Ended                Nine Months Ended
                                                                          February 28,                      February 28,
                                                                ------------------------------    ------------------------------
                                                                    1998              1997            1998              1997
                                                                ------------      ------------    ------------      ------------

Pager sales and service revenue..............................     $   10,720        $    9,843      $   31,153        $   28,232
Other sales and service revenue..............................            577               673           2,005             1,996
Cost of products sold........................................         (1,801)           (1,285)         (4,787)           (3,736)
                                                                ------------      ------------    ------------      ------------
    Net revenue..............................................          9,496             9,231          28,371            26,492

Costs and expenses:
    Operating................................................          2,834             2,613           8,155             7,510
    Selling..................................................          1,089             1,215           3,119             3,493
    General and administrative...............................          2,150             2,248           6,487             6,462
    Depreciation and amortization............................          3,520             3,099           9,746             9,122
    Merger termination charges...............................             --                --              --               522
                                                                ------------      ------------    ------------      ------------
Total costs and expenses.....................................          9,593             9,175          27,507            27,109
                                                                ------------      ------------    ------------      ------------
Operating income/(loss)......................................            (97)               56             864              (617)

Gain on sale of assets                                                 4,124                --           4,163                --

Interest expense, net........................................         (2,169)           (2,199)         (6,525)           (6,140)
                                                                ------------      ------------    ------------      ------------

Income/(loss) before income taxes and extraordinary item.....          1,858            (2,143)         (1,498)           (6,757)

Income tax expense/(benefit).................................             85              (131)             85              (233)
                                                                ------------      ------------    ------------      ------------

Income/(loss) before extraordinary item......................          1,773            (2,012)         (1,583)           (6,524)

Extraordinary loss, early debt retirement,
    net of income tax benefit................................             --                --              --            (3,389)
                                                                ------------      ------------    ------------      ------------

Net income/(loss)............................................          1,773            (2,012)         (1,583)           (9,913)
Preferred stock dividends....................................           (707)             (616)         (2,075)           (1,816)
                                                                ------------      ------------    ------------      ------------

Income/(loss) applicable to common stock.....................     $    1,066        $   (2,628)     $   (3,658)       $  (11,729)
                                                                ============      ============    ============      ============

Basic earnings/(loss) per share:
    Income/(loss) before extraordinary item..................          $0.17            $(0.41)         $(0.58)           $(1.32)
    Extraordinary item.......................................             --                --              --             (0.53)
                                                                ------------      ------------    ------------      ------------
                                                                       $0.17            $(0.41)         $(0.58)           $(1.85)
                                                                ============      ============    ============      ============

Diluted earnings/(loss) per share
    Income/(loss) before extraordinary item..................          $0.07            $(0.41)         $(0.58)           $(1.32)
    Extraordinary item.......................................             --                --              --             (0.53)
                                                                ------------      ------------    ------------      ------------
                                                                       $0.07            $(0.41)         $(0.58)           $(1.85)
                                                                ============      ============    ============      ============


    See Accompanying Notes to Condensed Consolidated Financial Statements

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                Nine Months Ended
                                                                  February 28,
                                                           ----------------------------
                                                              1998             1997
                                                           -----------      -----------
OPERATING ACTIVITIES

  Net loss...............................................    $  (1,583)        $ (9,913)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
  Loss on early retirement of debt.......................           --            3,389
  Depreciation and amortization..........................        9,746            9,122
  Non cash interest expense..............................        2,028            2,010
  Loss (Gain) on sale of assets..........................       (4,163)              --
  Deferred income taxes..................................           --             (233)
  Changes in operating assets and liabilities:
      Accounts receivable, net...........................          (84)             446
      Inventories........................................          170             (230)
      Prepaid expenses and other assets..................       (1,206)            (163)
      Accounts payable and accrued expenses..............         (805)             (94)
      Deferred revenue...................................          399             (209)
                                                           -----------      -----------

Net cash provided by operating activities                        4,502            4,125

INVESTING ACTIVITIES:
  Capital expenditures, including pagers.................       (4,124)          (4,290)
  Acquisitions, net of cash acquired.....................         (900)         (10,660)
  Decrease in other assets...............................           --              101
  Deferred costs associated with acquisitions............           --             (422)
  Net proceeds from sale of assets.......................        4,785               --
                                                           -----------      -----------

Net cash used for investing activities                            (239)         (15,271)

FINANCING ACTIVITIES:
  Debt incurred in connection with acquisitions..........           --           10,626
  Proceeds from new debt.................................           --           57,173
  Deferred profit on sale/leaseback......................        4,013
  Payments on long-term debt.............................       (7,500)         (52,700)
  Debt issue costs.......................................         (531)          (3,152)
  Net proceeds from preferred stock and
     common stock warrants...............................            3               --
                                                           -----------      -----------

Net cash provided by (used for) financing activities.....       (4,015)          11,947
                                                           -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....          248              801
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........        3,371            1,021
                                                           -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...............    $   3,619        $   1,822
                                                           ===========      ===========

    See Accompanying Notes to Condensed Consolidated Financial Statements

                        TELETOUCH COMMUNICATIONS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                  (UNAUDITED)


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

    The unaudited condensed consolidated financial statements of Teletouch Communications, Inc., and its subsidiaries (the "Company") for the periods ended February 28, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Company were disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 1997 ("Fiscal Year 1997"). The balance sheet at May 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain the material adjustments necessary to present fairly the financial position of the Company at February 28, 1998 and May 31, 1997 and the results of its operations and cash flows for the periods ended February 28, 1998 and 1997. All such adjustments are of a normal recurring nature. Interim period results are not necessarily indicative of the results to be achieved for the full year. The financial statements for the periods ended February 28, 1998 and 1997 include the results of operations for companies acquired by Teletouch from the effective date of the acquisition (see Note B).

RECLASSIFICATION: Certain items in the financial statements for the period ended February 28, 1997 have been reclassified to conform with the presentation of the financial statements for the period ended February 28, 1998.

NEW ACCOUNTING ANNOUNCEMENTS: In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130, "Reporting Comprehensive Income, " which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) as part of a full set of financial statements, and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement No. 131 establishes standards for reporting information about a company's operating segments and related disclosures about its products, services, geographic areas of operations and major customers. Both statements will be adopted by the Company in fiscal 1999. The adoption of these statements will not impact the Company's results of operations, cash flows or financial position.

NOTE B - ACQUISITIONS

    During Fiscal Year 1997, the Company completed the acquisition of all of the stock of Russell's Communication, Inc., d.b.a. LaPageCo ("LaPageCo") and AACS Communications, Inc. ("AACS") for cash consideration of approximately $2.3 million and $1.9 million, respectively. In addition, the Company acquired substantially all of the assets of Warren Communications, Inc. ("Warren"), for cash consideration of approximately $5.1 million and Dave Fant Company, d.b.a. Oklahoma Radio Systems ("ORS") for cash consideration of approximately $2.1 million and Cimarron Towers, Inc. ("Cimarron") for cash consideration of approximately $0.4 million. Additional consideration for Cimarron was calculated at $1.4 million based on actual performance for the four-month period from September 1996 through December 1996. This additional consideration was paid over a six-month period which began in March 1997 and ended in August 1997. The consideration paid for these acquisitions was obtained from the amounts available under the Company's existing credit facility.

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


NOTE B - ACQUISITIONS (CONTINUED.)


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


                                                       NINE MONTHS ENDED
                                                       FEBRUARY 28, 1997
                                                       --------------------
                                                            (Unaudited)

       Net revenue....................................       $ 27,255
                                                             =========
       Operating income (loss)........................           (540)
                                                             =========
       Net loss before extraordinary item.............         (6,635)
                                                             =========
       Extraordinary item.............................         (3,389)
                                                             =========
       Net Loss.......................................       $(10,024)
                                                             =========
       Loss per share applicable to common stock:.....       $  (1.87)
                                                             =========


     On December 31, 1997, the Company concluded its purchase of certain FCC licenses from GTE with the payment of $.9 million. An initial payment of $.1 million was made in Fiscal Year 1997.

NOTE C - GOODWILL, INTANGIBLES AND OTHER ASSETS

Goodwill, intangibles and other assets consist of the following :


                                                        FEBRUARY 28,   MAY 31,
                                                           1998         1997
                                                         --------     --------
                                                        (Unaudited)

  Goodwill.........................................      $ 25,034     $ 25,059
  Subscriber bases.................................        28,225       28,225
  FCC licenses.....................................        21,715       20,736
  Non-compete agreements...........................           700          700
  Debt issue costs.................................         4,130        3,599
  Other............................................            49          149
                                                         --------     --------
                                                           79,853       78,468
 Accumulated amortization..........................       (21,754)     (15,543)
                                                         --------     --------
                                                         $ 58,099     $ 62,925
                                                         ========     ========

NOTE D - LONG-TERM DEBT

Long-term debt consists of the following:
                                                        FEBRUARY 28,   MAY 31,
                                                           1998         1997
                                                         --------     --------
                                                       (Unaudited)

Notes Payable................................            $ 61,000     $ 67,800
Junior Subordinated Notes, including
  accrued interest...........................              12,920       11,324
Other........................................                  --          700
                                                         --------     --------
                                                         $ 73,920     $ 79,824
                                                         ========     ========


     See Accompanying Notes to Condensed Consolidated Financial Statements

                        TELETOUCH COMMUNICATIONS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                  (UNAUDITED)

NOTE D - LONG-TERM DEBT (CONTINUED)

    In January, 1998, the Company renegotiated its original agreement (the "Credit Facility") with a group of lenders, led by Chase Manhattan Bank, as a result of the sale of substantially all of the Company's towers to Pinnacle Towers, Inc., as discussed in Note E. The new Agreement (the "Amended and Restated Credit Agreement") provides for loans in an amount not to exceed $70 million, as opposed to the $95 million provided for in the original Credit Facility. As of February 28, 1998, $61 million of the Amended and Restated Credit Agreement had been funded, and $9 million is available for future funding. In addition, the Company paid approximately $0.5 million in amendment fees in order to complete the amended agreement. These fees have been deferred and are being amortized, using the effective interest method, over the term of the existing loans.

    The funding from the original Credit Facility was used to repay the FINOVA Loan and to provide the financing necessary to complete the Fiscal Year 1997 Acquisitions discussed in Note B and to provide additional working capital. As a result of the repayment of the FINOVA Loan, the Company was required to pay a $1 million prepayment penalty to FINOVA. The prepayment penalty of $1 million, and the unamortized deferred loan costs associated with the FINOVA Loan of approximately $2.6 million, were recorded as an extraordinary expense item in the first quarter of fiscal year 1997. Direct costs incurred in connection with obtaining the original Credit Facility of approximately $3.6 million have been deferred and are being amortized, using the effective interest rate method, over the term of the existing loans.

    The Amended and Restated Credit Agreement bears interest, at the Company's designation, at a floating rate of either the prime rate plus 1% to 2% or LIBOR plus 2% to 3% depending on the leverage ratio of the Company and is secured by substantially all of the assets of the Company and its subsidiaries. Borrowings under the Amended and Restated Credit Agreement require that the principal be repaid in escalating quarterly installments beginning in August 2000 and ending in fiscal year 2006. In conjunction with the funding from the original Credit Facility and the Amended and Restated Credit Agreement, the Company entered into interest rate protection agreements which protect $50 million, $60 million and $47.5 million of the commitments against future prime rate or LIBOR rate increases above 7.625%, 7.5% and 9.5% for periods August 1996 through July 1997, August 1997 through July 1998 and August 1998 through July 1999, respectively. At May 31,1997, the weighted average interest rate on the original Credit Facility was 8.5%. In addition, the terms require the maintenance of certain specified financial and operating covenants, provide for restrictions on capital expenditures and future acquisitions, prohibit any payments on the Junior Subordinated Notes or the payment of dividends.

NOTE E

    On January 28, 1998, the Company sold substantially all of its communications towers for approximately $8.7 million. The proceeds from the sale were used to reduce the outstanding debt under the Credit Facility. The Company will lease back space on the towers sold for a period of ten years for approximately $.6 million per year.

NOTE F - EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

                                                THREE MONTHS ENDED
                                                FEBRUARY 28, 1998
                                                ------------------
Numerator:
  Net income for basic and diluted
   earnings per share                              $1,066,000.00

Denominator:
  Denominator for basic earnings per
   share-weighted average shares                       6,353,416

  Effect of dilutive securities:
   Stock options                                          82,842
   Warrants                                            4,273,508
   Convertible preferred stock                         3,689,372
                                                ------------------

  Dilutive potential common shares                     8,045,722

  Denominator for diluted earnings per
   share-adjusted weighted average
   shares and assumed conversions                     14,399,138

Basic earnings per share                           $        0.17

Diluted earnings per share                         $        0.07

The effect of the outstanding stock options, warrants and convertible preferred stock is anti-dilutive in periods which the Company has incurred a loss. The weighted average shares outstanding for the three months ended February 28, 1997 was 6,347,416. The weighted average shares outstanding for the nine months ended February 28, 1998 and February 28, 1997 was $6,353,416 and $6,347,416,
respectively.

     See Accompanying Notes to Condensed Consolidated Financial Statements

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

OVERVIEW

    The Company is a leading provider of wireless messaging services, primarily paging services, in non-major metropolitan areas and communities in the southeast United States. As of February 28, 1998 the Company had approximately 338,300 pagers in service. The Company derives the majority of its revenues from fixed periodic fees, not dependent on usage, charged to subscribers for paging services. As long as a subscriber remains on service, operating results benefit from the recurring payments of the fixed periodic fees without incurring additional selling expenses or other fixed costs. Due to the growth from the completion of the acquisitions discussed below, the Company's results of operations for prior periods may not be indicative of future performance.

ACQUISITIONS

    During 1997, the Company completed the acquisition of all of the stock of Russell's Communication, Inc., d.b.a. LaPageCo ("LaPageCo") and AACS Communications, Inc. ("AACS") for cash consideration of approximately $2.3 million and $1.9 million, respectively. In addition, the Company acquired substantially all of the assets of Warren Communications, Inc. ("Warren"), for cash consideration of approximately $5.1 million and Dave Fant Company, d.b.a. Oklahoma Radio Systems ("ORS") for cash consideration of approximately $2.1 million and Cimarron Towers Inc. ("Cimarron") for cash consideration of approximately $0.4 million. Additional consideration for Cimarron was calculated at $1.4 million based on actual performance for the four-month period from September 1996 through December 1996. This additional consideration was paid over a six-month period which began in March 1997 and ended in August 1997. The consideration paid for these acquisitions was obtained from the amounts available under the Company's existing credit facility.

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


     See Accompanying Notes to Condensed Consolidated Financial Statements

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


                                                                                    Pro forma
                                                Nine Months ended             Nine Months ended
                                                   February 28,                  February 28,
                                                -----------------             -----------------
                                                1998         1997                     1997
                                                ----         ----                     ----
                                            (in thousands, except pagers, ARPU and per share amounts)
Net revenue                                     $ 28,371    $  26,492                 $ 27,255

Operating income(loss)                          $    864    $.   (617)                $   (540)

Income (loss) before extraordinary item         $ (1,498)   $..(6,524)                $ (6,635)

Loss per share before extraordinary item        $  (0.58)   $   (1.32)                $  (1.33)

EBITDA (1)(2)                                   $ 10,610    $   9,027                 $  9,396

Pagers in service at end of period               338,300      308,000                  308,000

Average revenue per unit ("ARPU")               $   9.31    $    9.69                 $   9.77

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


(2) As discussed below, in July 1996 the Company and ProNet, Inc. mutually agreed to terminate a previously announced agreement to merge the Company
     with a subsidiary of ProNet.   The actual and pro forma EBITDA for the nine
     months ended February 28, 1997 shown above excludes $522,000 of non-recurring costs associated with these terminations. EBITDA for the nine months ended February 28, 1998 excludes the gain on sale of assets.


Results of Operations for the three months and nine months ended February 28,
-----------------------------------------------------------------------------
1998 and 1997
-------------

    Net Revenue:  The historical net revenue of the Company has increased to
    -----------
$28.4 and $9.5 million for the nine and three months ended February 28, 1998 from $26.5 and $9.2 million for the nine and three months ended February 28, 1997. These increases are due primarily to the increase in the pagers in service resulting from the Fiscal Year 1997 Acquisitions as well as greater market penetration in the Company's existing markets. Pagers in service increased to approximately 338,300 at February 28, 1998 as compared to 308,000 at February 28, 1997. The Company believes that internal growth due to further penetration of its existing markets will continue.


     See Accompanying Notes to Condensed Consolidated Financial Statements

    The impact on net revenue of the increase in pagers in service is partially offset by the decline in average revenue per unit ("ARPU"). ARPU for the nine months ended February 28, 1998 was $9.31 as compared to $9.69 for the nine months ended February 28, 1997. This decline in ARPU is due to increased competition in the Company's markets as well as an increase in the number of paging units sold to paging resellers. Paging resellers are businesses that buy airtime at wholesale prices from the Company and sell the service to subscribers. While the wholesale price to the reseller is lower than the price the Company charges directly to its customers, the reseller bears the cost of acquiring, billing, collecting and servicing the subscribers. Prior to the Fiscal Year 1997 Acquisitions, approximately 16% of the Company's paging units were sold through resellers, as of February 28, 1998 approximately 36% of the Company's paging units are sold through resellers. The Company expects to see the ARPU continue to decline as the competition continues to pursue customers in its marketplace, generally resulting in new customers being added at a lower ARPU than the Company's existing ARPU in that market. In addition, the higher percentage of units sold through resellers after the Fiscal Year 1997 Acquisitions as compared to the percentage sold through resellers by the Company prior to these acquisitions, will also result in an overall reduction of the ARPU. However, while there can be no assurance, the Company expects that the growth in units in service will increase sufficiently to offset this decline in ARPU and not result in a decrease in net revenue.

     Operating Expenses, Excluding Depreciation and Amortization:  Operating
     -----------------------------------------------------------
expenses, excluding depreciation and amortization, were $17.8 million, 63% of net revenue, for the first nine months of fiscal year 1998 as compared to $18.0 million, 68% of net revenue in the first nine months of fiscal year 1997; and $6.1 million, 64% of net revenue for the three months ended February 28, 1998 as compared to $6.1 million, 66% of net revenue for the three months ended February 28, 1997. The decreased costs are primarily due to the $0.5 million of non-recurring costs included in the first quarter of fiscal year 1997, related to costs incurred in connection with the terminated merger proposal with Pro Net and other terminated acquisitions. This decrease is partially offset by an increase in operating expenses due to the inclusion of operating results of the Fiscal Year 1997 Acquisitions for nine full months in fiscal year 1998 as compared to seven months in fiscal year 1997. On a pro forma basis, assuming the Fiscal Year 1997 Acquisitions had occurred at the beginning of the period, these expenses remained the same at $17.8 million, 63% of pro forma net revenue, for the first nine months of fiscal year 1998 as compared to $18.4 million, 67% of pro forma net revenue, in the first nine months of fiscal year 1997 ($17.9 million and $66% excluding the costs associated with the costs of terminated mergers and acquisitions). The decreased pro forma costs are primarily due to the $0.5 million of non-recurring costs included in the first quarter of fiscal year 1997 related to the terminated Pro Net merger and other terminated acquisitions.

    Many of these costs, including increased general and administrative salaries and other costs, are incurred early in the growth process. Accordingly, although the actual costs are expected to continue to increase, the Company expects them to decrease as a percentage of net revenue as the company continues to grow.

    Depreciation and Amortization:  Depreciation and amortization expense
    -----------------------------
increased to $9.7 and $3.5 million for the nine and three months ended February 28, 1998 from $9.1 and $3.1 million for the first nine and three months ended February 28, 1997. The increase is due primarily to the increased amortization of intangible assets resulting from the Fiscal Year 1997 Acquisitions. The Company expects that this expense will stabilize in the near term as the amortization related to Fiscal Year 1997 Acquisitions is included in the results of operations for a full year.

    Interest Expense:  Interest expense increased to $6.5 and $2.2 million for
    ----------------
the nine and three months ended February 28, 1998 from $6.1 and $2.2 million for the nine and three months ended February 28, 1997. This increase is due to the increased debt incurred by the Company in connection with the Fiscal Year 1997 Acquisitions as well as the amortization of financing costs associated with obtaining the original Credit Facility and the Amended and Restated Credit Agreement, offset by the reduction in interest expense due to the reduction of debt with proceeds from the sale of assets.

     See Accompanying Notes to Condensed Consolidated Financial Statements

    Income Tax Benefit:  For fiscal year 1998 the Company estimates the
    ------------------
effective tax benefit rate will be 0%. A valuation allowance has been recorded against deferred tax assets which are not likely to be realized. Specifically, the Company's carryforwards expire at specific future dates and utilization of certain carryforwards is limited to specific amounts each year. However, due to the uncertain nature of their ultimate realization the Company has established a significant valuation allowance against these carryforward benefits and will recognize benefits only as reassessment demonstrates they are realizable. Realization is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of the Company's income tax expense.

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

    EBITDA:  EBITDA increased to $10.6 million, 37% of net revenue, for the
    ------
first nine months of fiscal year 1998 from $8.5 million, 32% of net revenue ($9.0 million, 34% of net revenue, excluding the $0.5 million of costs associated with the terminated ProNet merger and other terminated acquisitions), in the first nine months of fiscal year 1997; and $3.4 million, 36% of net revenue for the three months ended February 28, 1998 as compared to $3.2 million, 34% of net revenue for the three months ended February 28, 1997. On a pro forma basis, assuming the Fiscal Year 1997 Acquisitions occurred at the beginning of the period, EBITDA increased to $10.6 million, 37% of pro forma net revenue, for the first nine months of fiscal year 1998 as compared to $8.9 million, 33% of pro forma net revenue ($9.4 million and 34% excluding the costs associated with the terminated ProNet merger and other terminated acquisitions), in the first nine months of fiscal year 1997. The increase in pro forma EBITDA is primarily due to the growth in pro forma net revenue over the first nine months of fiscal year 1998 and the $0.5 million of non-recurring costs included in the nine months ended February 28, 1997 related to the terminated Pro Net merger and other terminated acquisitions.

FINANCIAL CONDITION

    In January, 1998, the Company renegotiated its original agreement (the "Credit Facility") with a group of lenders, led by Chase Manhattan Bank, as a result of the sale of substantially all of the Company's towers to Pinnacle Towers, Inc., as discussed in Note E. The new Agreement (the "Amended and Restated Credit Agreement") provides for loans in an amount not to exceed $70 million, as opposed to the $95 million provided for in the original Credit Facility. As of February 28, 1998, $61 million of the Amended and Restated Credit Agreement had been funded, and $9 million is available for future funding. In addition, the Company paid approximately $0.5 million in amendment fees in order to complete the amended agreement. These fees have been deferred and are being amortized, using the effective interest method, over the term of the existing loans.

    The funding from the original Credit Facility was used to repay the FINOVA Loan and provide the financing necessary to complete the Fiscal Year 1997 Acquisitions and to provide additional working capital. As a result of the repayment of the FINOVA Loan, the Company paid a $1 million prepayment penalty to FINOVA. The prepayment penalty of $1 million and the unamortized deferred loan costs associated with the FINOVA Loan of approximately $2.6 million were recorded as an extraordinary expense item in the first quarter of fiscal year 1997. Direct costs incurred in connection with obtaining the original Credit Facility of approximately $3.6 million were deferred and are being amortized, using the effective interest rate method, over the term of the existing loans.

    The Amended Restated Credit Agreement bears interest, at the Company's designation, at a floating rate of either the prime rate plus 1% to 2% or LIBOR plus 2% to 3% depending on the leverage ratio of the Company and is secured by substantially all of the assets of the Company and its subsidiaries. Borrowings under the Amended and Restated Credit Agreement require that the principal be repaid in escalating quarterly installments beginning in August 2000 and ending in fiscal year 2006. In conjunction with the funding from the original Credit Facility and the Amended and Restated Credit Agreement, the Company entered into interest rate protection agreements which protect $50 million, $60 million and $47.5 million of the commitments against future prime rate or LIBOR rate increases above 7.625%, 7.5% and 9.5% for periods August 1996 through July 1997, August 1997 through July 1998 and August 1998 through July 1999, respectively. In addition, the terms require the maintenance of certain

     See Accompanying Notes to Condensed Consolidated Financial Statements specified financial and operating covenants, provide for restrictions on capital expenditures and future acquisitions, prohibit any payments on the Junior Subordinated Notes or the payment of dividends.

     The Company's paging operations require capital investment to procure pagers and to acquire paging infrastructure equipment to support the Company's growth. The Company's net capital expenditures amounted to $4.1 million and $4.3 million for the first nine months of fiscal years 1998 and 1997, respectively. Management anticipates capital expenditures for the Company to increase as the Company continues to improve its infrastructure. These expenditures will be paid for with cash generated from operations and borrowings under the unused portion of the Amended and Restated Credit Agreement.

IMPACT OF YEAR 2000

     Three of the Company's primary software programs, written and supported by outside vendors, use two digits rather than four to define the applicable year. As a result, those programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. If not corrected, this could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company has identified the software and vendors involved and has been furnished with written information on the new software versions that will be Year 2000 compliant and the estimated dates, prior to the year 2000, when they will be available. These new versions of software are covered under existing maintenance agreements, therefore the Company expects no significant costs associated with compliance.

     See Accompanying Notes to Condensed Consolidated Financial Statements

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits,
      --------


Exhibit                                                 Page
Number    Title of Exhibit                              Number
------    ----------------                              ------

   27     Financial Data Schedule                         17


(b)   Reports on Form 8-K,
      -------------------


      The Company filed a Current Report on
      Form 8-K (File No. 0-24992), dated
      January 27, 1998. Such Form 8-K
      disclosed the sale of certain assets
      (communication towers).


     See Accompanying Notes to Condensed Consolidated Financial Statements

                                 SIGNATURE
                                 ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.



                                             TELETOUCH COMMUNICATIONS, INC.
                                           --------------------------------
                                             (Registrant)



Date: April 8, 1998

                                             /s/J. Richard Carlson
                                             ---------------------
                                             J. Richard Carlson
                                             President
                                             Chief Operating Officer



Date: April 8, 1998

                                             /s/Thomas R. McLemore
                                             ----------------------
                                             Thomas R. McLemore
                                             Executive Vice President
                                             Chief Financial Officer
                                             (Principal Accounting Officer)




     See Accompanying Notes to Condensed Consolidated Financial Statements