Form 10-K
period 1998-05-31
TELETOUCH COMMUNICATIONS INC
filed 1998-08-31
CIK 928659

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                      ----------------------------------

FORM 10-K



[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              FISCAL YEAR ENDED:   MAY 31, 1998
                                   ------------



[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
       ACT OF 1934



                          Commission File No. 0-24992
                          ---------------------------
                        TELETOUCH COMMUNICATIONS, INC.
                        (Name of issuer in its charter)



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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [    ]

As of August 25, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the average of the closing bid and asked prices on that date, was approximately $5,781,375.

As of August 21, 1998, the Registrant had outstanding 4,235,611 shares of Common Stock, 15,000 shares of Series A Preferred Stock, and 87,287 shares of Series B Preferred Stock.

Portions of the Registrant's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders of the Registrant to be held on November 11, 1998, are incorporated by reference into Part III.

                              INDEX TO FORM 10-K
                                      OF
                        TELETOUCH COMMUNICATIONS, INC.



                                                                  PAGE NO.
                                                                  --------

                                     PART I


Item 1.   Business                                                     1


Item 2.   Description of Property                                      7


Item 3.   Legal Proceedings                                            7


Item 4.   Submission of Matters to a Vote of Security Holders          7



                                    PART II


Item 5.   Market for Common Equity and Related Shareholders Matters    8


Item 6.   Management's Discussion and Analysis                         9


Item 7.   Selected Financial Data                                     14


Item 8.   Financial Statements                                        15


Item 9.   Changes In and Disagreements with Accountants On
          Accounting and Financial Disclosure                         15



                                   PART III


Item 10.  Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange Act  16


Item 11.  Executive Compensation                                      16


Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                              16


Item 13.  Certain Relationships and Related Transactions              16



                                    PART IV


Item 14.  Exhibits and Reports on Form 8-K                            16

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

  The Company provides paging services in non-major metropolitan areas and communities. Currently the Company provides services in Alabama, Arkansas, Louisiana, Mississippi, Missouri, Oklahoma, Texas, Tennessee and Florida. The Company has 42 sales offices in 9 states. Through intercarrier arrangements, the Company provides additional nationwide and regional coverage.

  The Company has experienced significant growth both internally and through acquisitions. At May 31, 1998 the Company had approximately 349,700 pagers in service as compared to approximately 321,100 and 195,500 at May 31, 1997 and 1996, respectively. For fiscal year 1998 the Company had total revenues of $45.2 million as compared to $41.4 million and $31.7 million in fiscal years 1997 and 1996, respectively.

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

ACQUISITIONS

  In August, 1995 the Company purchased substantially all of the non-cash assets and assumed selected liabilities of Dial-A-Page, Inc. ("Dial") for a purchase price of approximately $49.4 million (the "Dial Acquisition"). The acquisition has been financed with the proceeds from the Company's private placement of $25 million of debt and equity securities and the proceeds from additional senior debt. The Dial acquisition added approximately 89,000 subscribers to the Company's subscriber base. For further discussion of this acquisition, see "Management's Discussion and Analysis - Acquisitions and Disposals".

  During the first nine months of fiscal 1997, the Company completed the acquisition of all the stock of Russell's Communication, Inc., d.b.a. laPageco ("laPageco") and AACS Communications, Inc. ("AACS") for cash consideration of approximately $2.3 million and $1.9 million, respectively. In addition, the Company acquired substantially all the assets of Warren Communications, Inc. ("Warren") for cash consideration of approximately $5.1 million, Dave Fant Company, d.b.a. Oklahoma Radio Systems ("ORS") for cash consideration of approximately $2.1 million and Cimarron Towers Inc. ("Cimarron") for cash consideration of approximately $0.4 million. Additional consideration for Cimarron was calculated at $1.4 million based on actual performance for the four-month period from September 1996 through December 1996. This additional consideration was payable over a six month period which began March 1997. The consideration paid for these acquisitions was obtained from available capacity under the Company's existing credit facility. Collectively, the acquisitions made during the first nine months of fiscal year 1997 are referred to as "the Fiscal Year 1997 Acquisitions".

  On December 31, 1997, the Company concluded its purchase of certain FCC licenses from GTE for consideration of $0.9 million. An initial payment of $0.1 million was made in fiscal year 1997.


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

  Although the growth rate of the paging industry is difficult to determine precisely, management estimates that the number of pagers in service has grown since 1990 at an annual rate of nearly 20% and will continue to grow at an annual rate of approximately 15% for the next five years. Sources estimate that at the end of 1996 there were approximately 42 million pagers in service in the United States and that there will be at least 50 million units in service by the year 2000. Factors generally considered contributing to this expected growth include: (i) increased mobility of the general population; (ii) a continued movement towards a service based economy; (iii) general increase in awareness of the benefits of mobile communications; (iv) the relatively high costs of other mobile communications services such as cellular telephone service; and (v) technological advances in paging equipment and services.

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

SOURCES OF SYSTEM EQUIPMENT AND PAGERS

  The Company does not manufacture any of the pagers or related transmitting and computerized paging terminal equipment used in the Company's paging operations. The equipment used in the Company's paging operations, including pagers, is available for purchase from multiple sources, and the Company anticipates that pagers and paging equipment will continue to be available to the Company in the foreseeable future, consistent with normal manufacturing and delivery lead times. Because of the high degree of compatibility among different models of transmitters, computers and other paging and voice mail equipment manufactured by suppliers, the Company's paging networks are not dependent upon any single source of such equipment. The Company continually evaluates new developments in technology in connection with the design and enhancement of its paging and voice mail systems and selection of products to be offered to subscribers. The Company currently purchases the majority of its pagers from Motorola, its transmitters from two competing sources, and its paging terminals from Glenayre, a manufacturer of mobile communications equipment.

THE COMPANY'S PRODUCTS AND MARKETS

  The Company's products are wireless communications services, primarily paging and telemessaging services, including voice mail and alphanumeric transcription services. The Company recently launched Internet access service in selected markets. The Company is licensed by the FCC to transmit numeric, alphanumeric, voice and tone-only messages to pagers it either sells or leases to customers.

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

  The Company's sales strategy is to concentrate on smaller business accounts and individuals who value continuity, quality and personal service. In recent years, the Company has increasingly emphasized pager sales as compared to rentals. Customers buying pagers and paying only for service (wireless message transmission) tend to be less likely to leave the Company for a competitor because doing so often requires that the frequency of the pager, as well as the pager's telephone number, must be changed. The Company has the ability to offer a high level of technical support and provides a full range of dependable communications services with personal service.

  The Company markets its paging services in Texas under the Teletouch name, Beepers Plus by Teletouch in the Tennessee markets of Memphis and Nashville and Dial-A-Page by Teletouch in its other markets. In order to access the broadest possible market, the Company utilizes multiple distribution channels including:
(i) Company-operated sales offices, including malls and strip shopping centers, that sell pagers to the consumer market; (ii) direct sales staff that concentrate on business accounts; (iii) resellers, who purchase bulk paging services from the Company and resell them to their own subscribers; and (iv) by reselling other paging carriers' services when existing or potential customers require paging service beyond the coverage of its own network.

  The Company plans on expanding the product offerings in its sales offices. As mentioned, those offices primarily target the consumer market. Consumers have demonstrated other telecommunication needs in addition to paging and voice mail, including cellular and PCS services, Internet services, long distance and local phone services. The Company plans on introducing a broader array of new services to its customers in fiscal year 1999. In conjunction with these plans, the Company will open new retail outlets and move a select number of retail outlets to higher traffic locations.

  In addition, the Company is expanding its targeting of resellers and agents. The objective is to increase the number of outlets that market the Company's products and services.

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

  Although some of the competitors are small, privately owned companies serving only one market area, others are subsidiaries or divisions of larger companies, such as telephone companies, that provide paging services in multiple market areas. Among the Company's competitors are Arch Communications Group, Inc., Beepers Unlimited, Metrocall, Inc., Mobilemedia Communications, Inc., Paging Network, Inc. and Air Touch, Inc.

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

REGULATION

  The Company's paging operations are subject to regulation by the FCC under the Communications Act of 1934, as amended (the "Communications Act"), and may be conducted only under licenses to use frequencies granted by the FCC to the Company. In addition to authorizing the use of radio frequencies, FCC licenses set forth the technical parameters, such as location, maximum power and antenna height, under which the Company is permitted to use those frequencies.

  In 1996, the FCC put into effect rules which revised the classification of most private carrier paging licensees. Traditionally, the FCC has classified licenses as either Radio Common Carrier licenses ("RCC") or Private Carrier Paging ("PCP") licenses. Pursuant to the FCC's current rules, all licenses are classified either as Commercial Mobile Radio Service ("CMRS") or Private Mobile Radio Services ("PMRS"). Those carriers, like the Company and its competitors, who make service available to the public on a for-profit basis through interconnection with the public switched telephone network are classified as CMRS licensees. The FCC has also adopted rules to license paging channels in the exclusive UHF and VHF bands, as well as in the exclusive 929 and 931 MHz bands, on a geographic area basis. Geographic area licenses will be awarded through auctions. Most recently, the FCC has indicated that the 929 and 931 MHz bands will be auctioned in the third quarter of 1998 and the lower bands in 1999. As of this date, the FCC has not scheduled either auction. Incumbent licensees, such as the Company, will retain their exclusivity under the FCC's rules. The Company also operates paging systems utilizing shared, non-exclusive frequencies below 929 MHz. The FCC has indicated that these shared frequencies will not be subject to the upcoming auctions.

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

  In the past, the Company regularly applied to the FCC for authority to use additional frequencies and to add additional transmitter sites to expand coverage on existing frequencies. Under current FCC guidelines, the Company can expand its coverage and add additional sites only on frequencies formerly classified as PCP frequencies below 929.000 MHz. All other paging frequencies on which the Company holds licenses are frozen in a status quo condition pending the final announcement and implementation of geographic area licensing auctions. The Communications Act also requires prior FCC approval for acquisitions by the Company of radio licenses held by other companies, as well as transfers of controlling interests of any entities that hold radio licenses. Although there can be no assurance that any such future applications filed by the Company will be approved or acted upon in a timely manner by the FCC, the Company knows of no reason to believe such applications would not be approved or granted. The FCC has determined that all major modification and expansion applications will be subject to competitive bidding ("auction") procedures. Since these procedures are new to the paging industry, the Company cannot predict their impact on its licensing practices.

  The Communications Act requires the FCC to limit foreign ownership of licenses. These foreign ownership restrictions limit the percentage of company stock that may be owned or voted, directly or indirectly, by aliens or their representatives, a foreign government or its representatives, or a foreign corporation.

  The FCC has authority to restrict the operation of licensed radio facilities or to revoke or modify such licenses. The FCC may adopt changes to its radio licensing rules at any time, subject to following certain administrative procedures. The FCC may impose fines for violations of its rules. Under certain circumstances, the Company's license applications may be deemed "mutually exclusive" with those of other paging companies, in which case, the FCC would select between the mutually exclusive applicants. The FCC has previously used lottery procedures to select between mutually exclusive paging applications; however, in response to a Congressional mandate, the FCC adopted rules to grant mutually exclusive CMRS paging applications through the auction process.

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

  The foregoing description of certain regulatory factors does not purport to be a complete summary of all-present and proposed legislation and regulations pertaining to the Company's operations.

EMPLOYEES

  As of August 6, 1998, the Company had approximately 362 total employees, of which 324 were full-time. The majority of these individuals are marketing, servicing and clerical employees. The Company considers its relationships with its employees to be satisfactory and is not a party to any collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTY

  The Company currently owns 3 office buildings and 1 transmitter site and the transmitter broadcast tower on that site. In addition, the Company leases 47 additional locations in its market areas, including its executive offices in Tyler, Texas. The Company leases transmitter sites on commercial towers, buildings, and other fixed structures in approximately 303 locations. The Company's leases are for various terms and provide for monthly rental payments at various rates. The Company is obligated to make total lease payments of approximately $1,683,000 under its office facility and tower site leases for fiscal year 1999. See Note F to the consolidated financial statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Effective April 1, 1998 the holders of a majority of common stock took action by written consent to approve a two for three reverse split of the common stock. 3,301,387 shares of common stock (pre-split), representing approximately 52% of the then outstanding common stock consented to such action.



                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  Prior to the Company's initial public offering in December 1994 there had been no public market for the securities of the Company. As of December 21, 1994 the Company's securities were listed for quotation on The NASDAQ Small-Cap Market ("NASDAQ"). As of December 21, 1994, the Company's securities were listed for trading on the Boston Stock Exchange ("BSE"). Effective the commencement of trading on April 6, 1998, the Company's securities began trading on the American Stock Exchange ("AMEX") and ceased trading on NASDAQ. Effective April 6, 1998, the Company terminated its BSE listing. The Company's securities trade on the AMEX under the symbols TLL and TLLW.

  The following table sets forth, for the periods indicated, the reported high and low transaction prices for the Common Stock and Class A Warrants for the periods such securities were traded on NASDAQ or the AMEX as noted above. Such prices reflect inter-dealer prices, but do not include retail mark-ups, markdowns, or commissions and may not necessarily represent actual transactions.

                                 Common Stock             Class A Warrants
                                 ------------             ----------------
                               High        Low              High       Low
                               ----        ---              ----       ---
Fiscal Year 1997
   1st Quarter                8-7/16      3-15/16              3/4     15/32
   2nd Quarter               4-11/16       4-5/16             5/32       3/8
   3rd Quarter                 4-1/2        2-5/8             9/16     15/32
   4th Quarter                 3-3/8       2-7/16              3/4       3/8
Fiscal Year 1998
   1st Quarter                 3-3/4        2-5/8             9/32      3/16
   2nd Quarter                 3-3/4        2-5/8            21/64      3/16
   3rd Quarter                 3-3/4        2-1/4             9/32      3/16
   4th Quarter               4-11/16        3-3/8              3/4      3/16


All share prices give effect to the two for three reverse split which took effect June 26, 1998.
---------------------

  As of August 21, 1998 there were 4,235,611 shares of common stock, 15,000 shares of Series A preferred stock, 87,287 shares of Series B preferred stock, 1,533,333 Class A Warrants, 2,660,840 shares of Common Stock Purchase Warrants, and 324,173 shares of Series B Preferred Stock Purchase Warrants outstanding. As of August 21, 1998, there were 43 holders of record of the Common Stock, in excess of 800 beneficial holders, and 17 holders of record of the Class A Warrants based upon information furnished by Continental Stock Transfer & Trust Company, New York, New York, the transfer agent for the Common Stock and the Class A Warrants. The number of holders of record does not reflect the number of beneficial holders of the Company's Common Stock or Class A Warrants for whom shares and warrants are held by banks, brokerage firms and others.

  The Company has never paid and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Dividends on the Series A Preferred Stock accrue at 14% per annum. Such dividends may be paid in kind by the issuance of additional securities. Cash payment of any dividends on the Company's Common Stock or Preferred Stock, and the redemption of the Preferred Stock, are prohibited so long as the Amended and Restated Credit Agreement is outstanding. See "Management's Discussion and Analysis-Financial Condition."

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

OVERVIEW

  The Company is a leading provider of wireless messaging services, primarily paging services, in non-major metropolitan areas and communities in the southeast United States. As of May 31, 1998 the Company had approximately 349,700 pagers in service. The Company derives the majority of its revenues from fixed periodic, usually monthly, fees, not dependent on usage, charged to subscribers for paging services. As long as a subscriber remains on service, operating results benefit from the recurring payments of the fixed periodic fees without incurring additional selling expenses or other fixed costs. Due to the growth from the completion of the acquisitions discussed below, the Company's results of operations for prior periods may not be indicative of future performance.

ACQUISITIONS AND DISPOSALS

  During fiscal 1997, the Company completed the acquisition of all the stock of Russell's Communication, Inc., d.b.a. laPageco ("laPageco") and AACS Communications, Inc. ("AACS") for cash consideration of approximately $2.3 million and $1.9 million, respectively. In addition, the Company acquired substantially all the assets of Warren Communications, Inc. ("Warren") for cash consideration of approximately $5.1 million, Dave Fant Company, d.b.a. Oklahoma Radio Systems ("ORS") for cash consideration of approximately $2.1 million and Cimarron Towers Inc. ("Cimarron") for cash consideration of approximately $0.4 million. Additional consideration for Cimarron was calculated at $1.4 million based on actual performance for the four-month period from September 1996 through December 1996. This additional consideration was payable over a six month period which began March 1997. The consideration paid for these acquisitions was obtained from available capacity under the Company's existing credit facility. Collectively, the acquisitions made during the first nine months of fiscal year 1997 are referred to as "the Fiscal Year 1997 Acquisitions". The pro forma effects of these acquisitions to the Company's operations were not significant.

  Each of these acquisitions was accounted for using the purchase method of accounting. Of the total purchase price for these acquisitions, for financial accounting purposes, the allocation was approximately $0.8 million to property, plant and equipment, $0.2 million to accounts receivable, $0.1 million to inventory and other assets, $4.8 million to FCC Licenses, $4.2 million to subscriber bases, $0.4 million to non-compete agreements, with the remaining amount allocated to goodwill.

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

  To complete the Dial Acquisition, and to provide additional working capital, the Company completed the private placement of $25 million of debt and equity securities with Continental Illinois Venture Corporation ("CIVC") and certain other parties both related and unrelated to CIVC (together with CIVC, the "CIVC Investors"), and $35 million in additional senior financing from its former senior lender, FINOVA Capital Corporation ("FINOVA"). The Company incurred financing costs and professional fees incident to the Dial Acquisition, and the related financings, of approximately $5.5 million. The CIVC Investors purchased 15,000 shares, with an initial liquidation value of $15 million, of the Series A 14% Cumulative Preferred Stock (the "Series A Preferred Stock") and $10 million of 14% Junior Subordinated Notes ("the Subordinated Notes") due in fiscal year 2003. Dividends on the Series A Preferred Stock accrue at the rate of 14% per annum. Each share of Series A Preferred Stock will become convertible into common stock based on a stated formula after August 3, 2003. The CIVC Investors also received warrants, exercisable at a nominal price, to purchase 3,377,301 shares of Teletouch common stock (the "Common Stock Purchase Warrants") and 411,459 shares of Series B Preferred Stock (the "Series B

Preferred Stock Purchase Warrants"). Each share of Series B Preferred Stock will become convertible into six shares of Common Stock after two years or earlier upon the occurrence of an event of default as specified by the purchase agreement. CIVC will have the right, after two years, to require that its securities be registered for public sale.

  On January 28, 1998, the Company sold substantially all of its communications towers for approximately $8.7 million. The proceeds from the sale were used to reduce the outstanding debt under the Credit Facility. Concurrent with the sale, the Company leased back space on the towers sold for a period of ten years for approximately $.6 million per year. The Company recognized a $4.1 million gain related to the sale of the towers in fiscal 1998 and deferred the remaining $4.0 million gain over the period of the lease.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED MAY 31, 1998, 1997 AND 1996

   Total Revenue:  The historical total revenue of the Company increased to
   -------------
$45.2 million in fiscal year 1998 from $41.4 million and $31.7 million in fiscal years 1997 and 1996, respectively. These increases were due primarily to the increase in the pagers in service resulting from the acquisitions completed in fiscal 1997 as well as greater market penetration in the Company's existing markets. Pagers in service increased to 349,700 at May 31, 1998 as compared to 321,000 and 195,500 at May 31, 1997 and May 31, 1996, respectively. Of these increases, the laPageco, Oklahoma Radio Systems, Warren, AACS and Cimarron acquisitions represented 97,000 additional pagers added during fiscal year 1997. The Dial Acquisition represented an additional 89,000 pagers added in fiscal year 1996.

  The impact on net revenue of the increase in pagers in service is partially offset by the decline in average revenue per unit ("ARPU"). ARPU for the year ended May 31, 1998 was $9.33 as compared to $10.02 and $13.56 for the years ended May 31, 1997 and May 31, 1996, respectively. This decline in ARPU is due to increased competition in the Company's markets as well as an increase in the number of paging units sold to paging resellers. Paging resellers are businesses that buy airtime at wholesale prices from the Company and sell the service to subscribers. While the wholesale price to the reseller is lower than the price the Company charges directly to its customers, the reseller bears the cost of acquiring, billing, collecting and servicing the subscribers. Currently approximately 36% of the Company's paging units are sold through resellers. Prior to the fiscal year 1997 acquisitions, approximately 16% of the Company's paging units were sold through resellers. The Company expects to see the ARPU continue to decline as the competition continues to pursue customers in its marketplace, generally resulting in new customers being added at a lower ARPU than the Company's existing ARPU in that market, and as the units sold through resellers continues to increase. However, while there can be no assurance, the Company expects that the growth in units in service will increase sufficiently to offset this decline in ARPU.

  Operating expenses, excluding depreciation and amortization: Operating
  -----------------------------------------------------------
expenses, excluding depreciation and amortization, were: $25.0 million, 55% of total revenue, for fiscal year 1998; $23.0 million, 56% of total revenue, for fiscal year 1997; and $17.9 million, 56% of total revenue, for fiscal year 1996. The increased costs are primarily due to the inclusion of operating results of the Completed Acquisitions for an entire year in fiscal year 1998. In addition, $0.8 million of non-recurring costs are included in general and administrative expenses for the year ended May 31, 1998 related to costs incurred in connection with the settlement of a lawsuit due to a terminated acquisition. Non-recurring costs were $0.5 million and $0.6 million in fiscal years 1997 and 1996, respectively. The decrease as a percentage of total revenue is due to fixed costs being spread over an increased customer base.

  Many of these costs, including increased general and administrative salaries and other costs, are incurred early in the growth process. Accordingly, although the actual costs are expected to continue to increase, the Company expects them to decrease as a percentage of total revenue as the Company continues to grow.

  Depreciation and amortization:  Depreciation and amortization expense
  -----------------------------
increased to $13.3 million in fiscal year 1998 from $13.2 million and $9.3 million in fiscal years 1997 and 1996, respectively. The increase is due primarily to the increased amortization of intangible assets resulting from the Completed Acquisitions which have been included in the results of operations for a full year, and to the acquisition of additional tangible assets.

  Interest Expense:  Interest expense increased to $8.5 million in fiscal year
  ----------------
1998 from $8.2 million and $6.4 million in fiscal years 1997 and 1996, respectively. This increase is due to the increased debt incurred by the Company in connection with the fiscal year 1997 Acquisitions as well as the amortization of financing costs associated with obtaining the original Credit Facility and the Amended and Restated Credit Agreement, offset by the reduction in interest expense due to the reduction of debt with proceeds from the sale of assets.

  Income tax benefit:  At May 31, 1998, the Company had a  net operating loss
  ------------------
carryforward of approximately $13.1 million that will begin to expire in 2011. For fiscal year 1999 the Company estimates that no tax benefit will be recorded. A valuation allowance has been recorded against deferred tax assets which are not likely to be realized. Specifically, the Company carryforwards expire at specific future dates and utilization of certain carryforwards is limited to specific amounts each year. However, due to the uncertain nature of their ultimate realization, the Company has established a significant valuation allowance against these carryforward benefits and will recognize benefits only as reassessment demonstrates they are realizable. Realization is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefit of the carryforwards will be recorded in future operations as a reduction of the Company's income tax expense.

  EBITDA: EBITDA increased to $13.5 million, 30% of total revenue, ($14.3
  ------
million, 32% of total revenue, excluding the $0.8 million of costs associated with a terminated acquisition) in fiscal year 1998 from $11.9 million, 29% of total revenue, ($12.4 million, 30% of total revenue, excluding the $0.5 million of costs associated with the terminated ProNet merger) in fiscal year 1997 and $8.7 million, 27% of total revenue, in fiscal year 1996. The increase in EBITDA as a percentage of total revenue is due primarily to the increase in the pagers in service resulting from the completed Acquisitions, as well as greater market penetration in the Company's existing markets.

FINANCIAL CONDITION

  As a consequence of the improved results of operations and the funds provided by the sale of assets, partially offset by the repayment of debt, the Company's cash balance was $4.6 million at May 31, 1998, as compared to $3.4 million at May 31, 1997.

  The primary sources of capital for the Company prior to the IPO in December 1994 were cash flow from operations and vendor financing. Subsequent to the IPO, the Company has been able to raise financing from several sources as a means to fund the Completed Acquisitions and working capital needs. In addition to the financing proceeds, cash provided by operations increased to $8.4 million in fiscal year 1998 from $6.9 million and $3.3 million in fiscal years 1997 and 1996, respectively. The increase in cash provided from operations is primarily due to the improved results of operations and the resulting increases in total revenue and EBITDA. The Company expects that the cash flow provided from operations is sufficient to fund the working capital needs. However, the Company will need to utilize funds available from the Amended and Restated Credit Agreement to fund future acquisitions, if any.

  On January 28, 1998, the Company sold substantially all of its communications towers for approximately $8.7 million. The proceeds from the sale were used to reduce the outstanding debt under the Credit Facility. Concurrent with the sale, the Company leased back space on the towers sold for a period of ten years for approximately $.6 million per year. The Company recognized a $4.1 million gain related to the sale of the towers in fiscal 1998 and deferred the remaining $4.0 million gain to be amortized into income on a straight-line basis over the period of the lease.

  During fiscal year 1996, the holders exercised an aggregate of 716,461 Common Stock Purchase Warrants and 130,930 Series B Preferred Stock Purchase Warrants. The Series A Preferred Stock and the Series B Preferred Stock are non-voting except as to the merger or consolidation with another entity or entities, or the sale of substantially all of the assets of the Company. The total number of shares of Common Stock outstanding after these issuances is 4,235,611. The total number of shares of Series B Preferred Stock outstanding after the issuance is 130,930.

  The Company's paging operations require capital investment to procure pagers and to acquire paging infrastructure equipment to support the Company's growth. The Company's net capital expenditures amounted to $5.8 million, $5.8 million and $3.1 million for fiscal 1998, 1997 and 1996, respectively. The increase in fiscal year 1997 was primarily due to the upgrading of the infrastructure of the Completed Acquisitions as well as increased need for pagers to support the growth in pagers in service. Management anticipates capital expenditures for the Company to continue to increase as the demand for pagers increases and the Company continues to improve its infrastructure. These expenditures will be paid for with cash generated from operations and borrowings under the unused portion of the Amended and Restated Credit Agreement.

  In January, 1998, the Company amended its original agreement (the "Credit Facility") with a group of lenders, led by Chase Manhattan Bank, as a result of the sale of substantially all of the Company's towers to Pinnacle Towers, Inc., as discussed in Note D. The new Agreement (the "Amended and Restated Credit Agreement") provides for loans in an amount not to exceed $70 million, as opposed to the $95 million provided for in the original Credit Facility. As of May 31, 1998, $61 million of the Amended and Restated Credit Agreement had been funded, and $9 million is available for future funding. In addition, the Company paid approximately $0.5 million in amendment fees in order to complete the amended agreement. These fees have been deferred and are being amortized, using the effective interest method, over the term of the existing loans.

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

  The Amended and Restated Credit Agreement bears interest, at the Company's designation, at a floating rate of either the prime rate plus 1% to 2% or LIBOR plus 2% to 3% depending on the leverage ratio of the Company and is secured by substantially all of the assets of the Company and its subsidiaries. Borrowings under the Amended and Restated Credit Agreement require that the principal be repaid in escalating quarterly installments beginning in August 2000 and ending in fiscal year 2006. In conjunction with the funding from the original Credit Facility and the Amended and Restated Credit Agreement, the Company entered into interest rate protection agreements which protect $50 million, $60 million and $47.5 million of the commitments against future prime rate or LIBOR rate increases above 7.625%, 7.5% and 9.5% for periods August 1996 through July 1997, August 1997 through July 1998 and August 1998 through July 1999, respectively. At May 31, 1998, the weighted average interest rate on the original Credit Facility was 8.2%. In addition, the terms require the maintenance of certain specified financial and operating covenants, provide for restrictions on capital expenditures and future acquisitions, prohibit any payments on the Junior Subordinated Notes or the payment of dividends.

NEW ACCOUNTING ANNOUNCEMENTS

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


IMPACT OF YEAR 2000

  The company has developed a Year 2000 compliance plan to address the issue of software currently in use that may have time or date sensitivity that require correction. If not addressed, system failures or miscalculations could cause disruptions of operations, including, among other things, a temporary inability to process transactions, prepare invoices or engage in similar normal business activities.

  The Company has contacted its major vendors and received written confirmation of compliance from them. These software programs involved cover the transmission of paging signals, invoicing and retention of customer activity and the reporting of the Company's financial and accounting transactions.

  All of these programs are covered under existing maintenance agreements and no significant costs have been incurred with respect to Year 2000 compliance issues.

  The Company is actively reviewing its product offering for compliance issues and expects no significant issues or expense with respect to Year 2000 compliance.

ITEM 7.  SELECTED FINANCIAL DATA

  The following table presents certain items from the Company's consolidated statements of operations and certain other information for the periods indicated.

                                                     1998      1997      1996       1995      1994
                                                     ----      ----      ----       ----      ----

Service, rent and maintenance revenue............  $ 38,831  $ 35,478  $ 26,854  $  7,338  $  2,763
Product sales revenue............................     6,328     5,911     4,871     1,336       502
                                                   --------  --------  --------  --------  --------
  Total revenue..................................    45,159    41,389    31,725     8,674     3,265
Net book value of products sold..................     6,634     6,506     5,165     2,084       766
                                                   --------  --------  --------  --------  --------
                                                     38,525    34,883    26,560     6,590     2,499
Operating expenses...............................    38,329    36,212    27,160     6,692     2,199
                                                   --------  --------  --------  --------  --------
Operating income.................................       196    (1,329)     (600)     (102)      300
Interest expense, net............................    (8,535)   (8,177)   (6,421)   (1,626)     (143)
Other............................................        --        --        --        --      (495)
Gain on sale of assets...........................     4,171        --        --       103        --
                                                   --------  --------  --------  --------  --------
Loss before income taxes.........................    (4,168)   (9,506)   (7,021)   (1,625)     (338)
Income tax expense/(benefit).....................        48      (476)   (2,201)     (188)      (53)
                                                   --------  --------  --------  --------  --------
Loss before extraordinary item...................    (4,216)   (9,030)   (4,820)   (1,437)     (285)
Extraordinary item...............................        --    (3,389)       --        --        --
                                                   --------  --------  --------  --------  --------
Net loss........................................   $ (4,216) $(12,419) $ (4,820) $ (1,437) $   (285)
                                                   ========  ========  ========  ========  ========

Loss per share applicable to common stock.......
Loss before extraordinary item..................   $  (1.66) $  (2.72) $  (1.72) $  (0.58) $  (0.13)
Extraordinary item..............................         --     (0.80)       --        --        --
                                                   --------  --------  --------  --------  --------
Net loss........................................   $  (1.66) $  (3.52) $  (1.72) $  (0.58)  $  (0.13)
                                                   ========  ========  ========  ========  ========

EBITDA (1)(2)(3)                                   $ 14,316  $ 12,402  $  9,337  $ 1,720   $    608
                                                   ========  ========  ========  ========  ========
Pagers in service at end of period..............    349,700   321,100   195,500   68,500      8,286
                                                   ========  ========  ========  ========  ========
Average revenue per unit ("ARPU")...............   $   9.33  $  10.02  $  13.56  $ 14.35   $  17.05
                                                   ========  ========  ========  ========  ========
Total assets....................................   $ 87,194  $ 92,173  $ 83,962  $32,252   $  2,381
                                                   ========  ========  ========  ========  ========
Long-term debt..................................   $ 74,487  $ 79,824  $ 60,115  $19,879   $    796
                                                   ========  ========  ========  ========  ========

----------------------------
(1) EBITDA represents earnings before other income (expense), taxes, depreciation and amortization (and certain non-recurring charges). EBITDA is a standard measure of financial performance in the paging industry. However, EBITDA is not a measure defined in generally accepted accounting principles ("GAAP") and should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with GAAP. EBITDA is, however, one of the primary financial measures by which the Company's covenants are calculated under the agreements governing the Company's indebtedness.
(2) As discussed below, in July 1996 the Company and ProNet, Inc. mutually agreed to terminate a previously announced agreement to merge the Company with a subsidiary of ProNet. The actual EBITDA shown above excludes $527,000 of non-recurring costs associated with the ProNet agreement for fiscal 1997.
(3) As also discussed below, in May 1998 the Company and Premier Paging, Inc. ("Premier") reached a settlement with regards to the termination of the proposed acquisition of Premier. The actual EBITDA shown above excludes $837,000 of non-recurring costs associated with this settlement. EBITDA for fiscal year 1998 excludes the gain on sale of assets.

ITEM 8.  FINANCIAL STATEMENTS

  The financial statements required by this item are included in this report beginning on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There have been no changes in or disagreements with accountants on accounting, financial disclosure or other matters which would require disclosure herein.


                                    PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

  Information regarding directors, executive officers, promoters and control persons, compliance with section 16(a) of the Exchange Act are incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held November 11, 1998.

ITEM 11. EXECUTIVE COMPENSATION

  Information regarding executive compensation is incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held November 11, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information regarding security ownership of certain beneficial owners and management is incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held November 11, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information regarding certain relationships and related transactions is incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held November 11, 1998.

                                    PART IV


ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

Exhibit
Number         Title of Exhibit
------         ----------------

21             Subsidiaries
27             Financial Data Schedule

(b)  Reports on Form 8-K

     The company did not file a Form 8-K during the fourth quarter of Fiscal
     1998.

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

Consolidated Statements of Operations............  F-4

Consolidated Statements of Cash Flows............  F-5

Consolidated Statements of Shareholders' Equity..  F-6

Notes to Consolidated Financial Statements.......  F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We have audited the accompanying consolidated balance sheets of Teletouch Communications, Inc. and subsidiaries as of May 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended May 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teletouch Communications, Inc. and subsidiaries at May 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 1998, in conformity with generally accepted accounting principles.

                                    /s/ Ernst & Young LLP

Dallas, Texas
August 5,1998

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             May 31, 1998         May 31, 1997
                                                                             -------------        ------------
         ASSETS
CURRENT ASSETS:
     Cash and cash equivalents..................................                  $  4,567            $  3,371
     Accounts receivable, net of allowance of $131 in 1998 and
     $353 in 1997...............................................                     1,631               1,571
     Inventory..................................................                     3,347               2,450
     Deferred income tax assets.................................                        44                 138
     Note receivable............................................                     1,107                   0
     Prepaid expenses and other current assets..................                       494                 384
                                                                             -------------        ------------
                                                                                    11,190               7,914

PROPERTY, PLANT AND EQUIPMENT, net of
     accumulated depreciation of $9,134 in 1998 and $7,843 in
     1997.......................................................                    20,221              21,334
GOODWILL, INTANGIBLES AND OTHER ASSETS:
     Goodwill...................................................                    24,786              25,059
     Subscriber bases...........................................                    28,225              28,225
     FCC licenses...............................................                    21,720              20,736
     Non-compete agreements.....................................                       700                 700
     Debt issue costs...........................................                     4,124               3,599
     Other......................................................                        50                 149
     Accumulated amortization...................................                   (23,822)            (15,543)
                                                                             -------------        ------------
                                                                                    55,783              62,925
                                                                             -------------        ------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                              $ 87,194            $ 92,173
                                                                             =============        ============
CURRENT LIABILITIES:
     Accounts payable and accrued expenses......................                  $  4,765            $  4,360
     Current portion of long-term debt..........................                        --               5,710
     Current portion of unearned sale/leaseback profit..........                       405                  --
     Deferred revenue...........................................                     1,177                 792
                                                                             -------------        ------------
                                                                                     6,347              10,862
LONG-TERM LIABILITIES:
     Long term debt.............................................                    74,487              74,114
     Deferred profit on sale-leaseback..........................                     3,507                  --
                                                                             -------------        ------------
                                                                                    77,994              74,114
COMMITMENTS AND CONTINGENCIES                                                           --                  --
DEFERRED INCOME TAXES                                                                1,030               1,161
SHAREHOLDERS' EQUITY:
     Series A cumulative convertible preferred stock, $.001 par value, 15,000 shares authorized, issued, and
     outstanding in 1998 and 1997...............................                        --                  --
     Series B convertible preferred stock, $.001 par value,
     411,459 shares authorized, 87,287 shares issued and
     outstanding in 1998 and 1997...............................                        --                  --
     Common stock, $.001 par value, 25,000,000 shares
     authorized, 4,235,611 and 4,231,611 shares issued and
     outstanding in 1998 and 1997, respectively.................                         4                   6
     Additional paid-in capital.................................                    24,761              24,756
     Accumulated deficit........................................                   (22,942)            (18,726)
                                                                             -------------        ------------
                                                                                     1,823               6,036
                                                                             -------------        ------------
                                                                             $      87,194        $     92,173
                                                                             =============        ============

                 See Accompanying Notes to Financial Statements

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

                                                                                 Year ended May 31,
                                                         ----------------------------------------------------------------
                                                                 1998                      1997                      1996
                                                         ------------              ------------              ------------
Service, rent and maintenance revenue............          $   38,831                $   35,478                $   26,854
Product sales revenue............................               6,328                     5,911                     4,871
                                                         ------------              ------------              ------------
     Total revenue...............................              45,159                    41,389                    31,725
Net book value of products sold..................              (6,634)                   (6,506)                   (5,165)
                                                         ------------              ------------              ------------
                                                               38,525                    34,883                    26,560

Costs and expenses:
     Operating...................................              11,016                     9,663                     7,246
     Selling.....................................               4,190                     4,417                     3,569
     General and administrative..................               9,003                     8,401                     6,408
     Depreciation and amortization...............              13,283                    13,204                     9,310
     Merger termination charges..................                 837                       527                       627
                                                         ------------              ------------              ------------
Total costs and expenses.........................              38,329                    36,212                    27,160
                                                         ------------              ------------              ------------
Operating income/(loss)..........................                 196                    (1,329)                     (600)

Gain on sale of assets...........................               4,171                        --                        --

Interest expense, net............................              (8,535)                   (8,177)                   (6,421)
                                                         ------------              ------------              ------------

Loss before income taxes and
     extraordinary item..........................              (4,168)                   (9,506)                   (7,021)

Income tax expense/(benefit)                                       48                      (476)                   (2,201)
                                                         ------------              ------------              ------------

Loss before extraordinary item...................              (4,216)                   (9,030)                   (4,820)

Extraordinary item, early debt retirement
     net of income tax benefit of $179...........                  --                    (3,389)                       --
                                                         ------------              ------------              ------------

Net loss.........................................              (4,216)                  (12,419)                   (4,820)
Preferred stock dividends........................              (2,824)                   (2,470)                   (1,837)
                                                         ------------              ------------              ------------

Loss applicable to common stock..................          $   (7,040)               $  (14,889)               $   (6,657)
                                                         ============              ============              ============

Loss per share:
     Loss before extraordinary item                            $(1.66)                   $(2.72)                   $(1.72)
     Extraordinary item                                            --                    $(0.80)                       --
                                                         ------------              ------------              ------------
                                                               $(1.66)                   $(3.52)                   $(1.72)
                                                         ============              ============              ============

Weighted Average Shares Outstanding-Basic........           4,235,611                 4,231,611                 3,860,348
                                                         ============              ============              ============

                 See Accompanying Notes to Financial Statements

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                       Year Ended May 31,
                                                               -------------------------------------------------------------
                                                                            1998                  1997                  1996
                                                               -----------------     -----------------     -----------------
OPERATING ACTIVITIES:
     Net loss.........................................                   $(4,216)             $(12,419)             $ (4,820)
     Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Loss on early retirement of debt.................                        --                 3,389                    --
     Depreciation and amortization....................                    13,283                13,204                 9,310
     Non cash interest expense........................                     2,738                 2,557                 1,999
     Gain on sale of assets...........................                    (4,171)                   --                    --
     Amortization of deferred profit on
     sale/leaseback transaction.......................                      (135)                   --                    --
     Deferred income taxes............................                       (37)                 (476)               (2,201)
     Changes in operating assets and liabilities:
         Accounts receivable, net.....................                       (60)                  304                  (328)
         Inventories..................................                      (117)                  435                (1,759)
         Prepaid expenses and other assets............                       353                   (32)                 (150)
         Accounts payable and accrued expenses........                       405                   212                 1,147
         Deferred revenue.............................                       385                  (254)                  105
                                                               -----------------     -----------------     -----------------
Net cash provided by operating activities                                  8,428                 6,920                 3,303

INVESTING ACTIVITIES:
     Capital expenditures, including pagers...........                    (5,821)               (5,836)               (3,124)
     Acquisitions, net of cash acquired...............                      (900)              (12,622)              (51,801)
     Deferred costs associated with acquisitions......                        --                   251                  (157)
     Net proceeds from sale of assets.................                     7,511                    10                    --
                                                               -----------------     -----------------     -----------------
Net cash provided by (used for) investing activities                         790               (18,197)              (55,082)

FINANCING ACTIVITIES:
     Debt incurred in connection with acquisitions....                        --                12,622                38,029
     Proceeds from new debt...........................                        --                56,578                 1,200
     Payments on long-term debt.......................                    (7,500)              (52,400)                 (404)
     Payments to related parties......................                        --                    --                    (7)
     Debt issue costs.................................                      (525)               (3,064)               (2,758)
     Other............................................                        --                  (109)                   --
     Net proceeds from stock subscriptions receivable                         --                    --                    52
     Net proceeds from preferred stock and
         common stock warrants........................                         3                    --                15,973
                                                               -----------------     -----------------     -----------------

Net cash (used for) provided by financing activities..                    (8,022)               13,627                52,085
                                                               -----------------     -----------------     -----------------

NET INCREASE  IN CASH AND CASH EQUIVALENTS............                     1,196                 2,350                   306
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           3,371                 1,021                   715
                                                               -----------------     -----------------     -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............                   $ 4,567              $  3,371              $  1,021
                                                               =================     =================     =================

                 See Accompanying Notes to Financial Statements

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (IN THOUSANDS EXCEPT NUMBER OF SHARES)

                                                          Preferred Stock
                                                          ---------------
                                               Series A                     Series B
                                               --------                     --------
                                        Shares          Amount        Shares         Amount
                                        ------          ------        -------        ------
Balance at May 31, 1995                     --              --             --            --

   Net Loss........................         --              --             --            --
   Payment of stock subscription
     receivable....................         --              --             --            --
   Issuance of Preferred Stock
     and warrants in connection
     with Dial Acquisition, net....     15,000              --             --            --
   Exercise of warrants............         --              --        130,930            --
                                        ------          ------        -------        ------

   Balance at May 31, 1996.........     15,000              --        130,930            --

   Net Loss........................         --              --             --            --
   Other...........................         --              --             --            --
                                        ------          ------        -------        ------

Balance at May 31, 1997............     15,000              --        130,930            --

   Net Loss........................         --              --             --            --
   Exercise of warrants............
   Reverse stock split (2 for 3)...         --              --        (43,643)           --
                                        ------          ------        -------        ------


Balance at May 31, 1998............     15,000          $   --         87,287        $   --
                                        ======          ======        =======        ======


                                             Common Stock         Additional     Accumulated         Stock
                                        ----------------------      Paid-In        Earnings      Subscription
                                          Shares       Amount       Capital       (Deficit)       Receivable
                                        -----------    -------    -----------    ------------    -------------
Balance at May 31, 1995                   5,272,725          5          8,893          (1,487)             (52)

   Net Loss........................              --         --             --          (4,820)              --
   Payment of stock subscription
     receivable....................              --         --             --              --               52
   Issuance of Preferred Stock
     and warrants in connection
     with Dial Acquisition, net....              --         --         15,961              --               --
   Exercise of warrants............       1,074,691          1             11              --               --
                                        -----------    -------    -----------    ------------    -------------

   Balance at May 31, 1996.........       6,347,416          6         24,865          (6,307)              --

   Net Loss........................              --         --             --         (12,419)              --
   Other...........................              --         --           (109)             --               --
                                        -----------    -------    -----------    ------------    -------------

Balance at May 31, 1997............       6,347,416          6         24,756         (18,726)              --

   Net Loss........................              --         --             --          (4,216)              --
   Exercise of warrants............           6,000         --              3              --
   Reverse stock split (2 for 3)...      (2,117,805)        (2)             2              --               --
                                        -----------    -------    -----------    ------------    -------------

Balance at May 31, 1998............       4,235,611    $     4    $    24,761    $    (22,942)   $          --
                                        ===========    =======    ===========    ============    =============

                 See Accompanying Notes to Financial Statements

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

  INVENTORIES: Inventories are carried at the lower of cost or market using the first-in, first-out method and consist of pagers and two-way radios held for sale and spare parts held for resale.

  PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the following estimated useful lives:

         Pagers..............................      3 years
         Paging infrastructure...............   5-20 years
         Building and improvements...........  10-20 years
         Other equipment.....................   5-10 years

  INTANGIBLE ASSETS: Goodwill is recorded at cost and amortized over 25 years using the straight-line method. Except for debt issue costs, other intangibles are recorded at cost and amortized over periods ranging from 5 to 25 years, computed on the straight-line method. The Company defers costs incurred in obtaining debt and amortizes, as additional interest expense, these costs over the term of the related debt using the effective interest method. The carrying value of intangible assets is reviewed if the facts and circumstances suggest that they may be permanently impaired. If the review indicates that the intangible assets will not be recoverable, as determined by the undiscounted cash flow method, the asset will be reduced to its estimated recoverable value.

  REVENUE RECOGNITION: Revenue is recognized as services are provided or the product is delivered to customers. Billings to customers for services in advance of providing such services are deferred and recognized as revenue as services are provided.

  ADVERTISING COSTS: All advertising costs are expensed when paid. Advertising costs were $0.7 million, $0.8 million and $0.7 million in fiscal 1998, 1997 and 1996, respectively.

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNT)

NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  LOSS PER SHARE: The computation of earnings/loss per share is based upon the weighted average number of common shares outstanding during the period. Common stock equivalents and other dilutive securities are excluded from the computation of weighted average shares outstanding in periods when an operating loss is reported as the effect is anti-dilutive.

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

  CONCENTRATION OF CREDIT RISK: The Company provides paging services to businesses and individual consumers, primarily in non-metropolitan areas and communities in the southeast United States. The Company's diversified customer base does not result in any significant concentration of credit risk. The Company performs periodic credit evaluations of its customers to determine individual customer credit risks and has the ability to terminate services for nonpayment. Credit losses have been within management's expectations.

  FINANCIAL INSTRUMENTS: With the exception of its Junior Subordinated Notes, management believes that the carrying value of its financial instruments approximates fair value. It is not practicable to estimate the fair value of the Junior Subordinated Notes given their unique characteristics and the complexity involved in estimating their fair value.

  RECLASSIFICATION: Certain items in the 1996 and 1997 financial statements have been reclassified to conform with the 1998 presentation.

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

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNT)

NOTE B - ACQUISITIONS

  On December 31, 1997, the Company concluded its purchase of certain FCC licenses from GTE with the payment of $0.9 million. An initial payment of $0.1 million was made in fiscal year 1997.

  During fiscal 1997, the Company completed the acquisition of all the stock of Russell's Communication, Inc., d.b.a. laPageco ("laPageco") and AACS Communications, Inc. ("AACS") for cash consideration of approximately $2.3 million and $1.9 million, respectively. In addition, the Company acquired substantially all the assets of Warren Communications, Inc. ("Warren") for cash consideration of approximately $5.1 million, Dave Fant Company, d.b.a. Oklahoma Radio Systems ("ORS") for cash consideration of approximately $2.1 million and Cimarron Towers Inc. ("Cimarron") for cash consideration of approximately $0.4 million. Additional consideration for Cimarron was calculated at $1.4 million based on actual performance for the four month period from September 1996 through December 1996. This additional consideration was payable over a six month period which began March 1997. The consideration paid for these acquisitions was obtained from available capacity under the Company's existing credit facility. Collectively, the acquisitions made in fiscal year 1997 are referred to as "the Fiscal Year 1997 Acquisitions".

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

  In August 1995, the Company acquired substantially all of the non-cash assets and assumed selected liabilities of Dial-A-Page, Inc. ("Dial") for a cash purchase price of approximately $49.4 million (the "Dial Acquisition"). To complete the Dial Acquisition, and to provide additional working capital, the Company completed the private placement of $25 million of debt and equity securities with Continental Illinois Venture Corporation ("CIVC") and certain other parties both related and unrelated to CIVC (together with CIVC, the "CIVC Investors"), see Note D and Note G, and $35 million in additional senior financing from its former senior lender, FINOVA Capital Corporation ("FINOVA"), see Note D. The Company incurred financing costs and professional fees incident to the Dial Acquisition, and the related financings, of approximately $5.5 million. Of the total purchase price, for financial reporting purposes, approximately $14.2 million has been allocated to property, plant and equipment, $0.5 million to accounts receivable, $15.5 million to FCC license, $13.8 million to subscriber bases, $0.1 million to non-compete, $1.2 million to current liabilities, and $0.1 million to other current assets, with the remaining amount allocated to goodwill.

  Each of the acquisitions was accounted for using the purchase method of accounting and the results of their operations are included in the statements of operations since the respective acquisition date.

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNT)


NOTE C - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following :

                                                     1998       1997
                                                   ---------  ---------
     Land........................................   $     2    $   254
     Leased Pagers...............................     7,794      7,503
     Paging Infrastructure.......................    17,283     17,325
     Buildings and improvements..................       560        619
     Other equipment.............................     3,716      3,476
                                                    -------    -------
                                                     29,355     29,177
     Accumulated depreciation....................    (9,134)    (7,843)
                                                    -------    -------
                                                    $20,221    $21,334
                                                    =======    =======

Depreciation expense was $5.6 million, $5.8 million and $3.6 million in fiscal 1998, 1997, and 1996, respectively.

NOTE D - LONG-TERM DEBT

Long-term debt consists of the following :
                                                       1998       1997
                                                    -------    -------
     Notes Payable...............................   $61,000    $67,800
     Junior Subordinated Notes...................    13,487     11,324
     Other.......................................        --        700
                                                    -------    -------
                                                     74,487     79,824
     Less current portion........................        --      5,710
                                                    -------    -------
                                                    $74,487    $74,114
                                                    =======    =======

  NOTES PAYABLE: In January, 1998, the Company amended its original agreement (the "Credit Facility") with a group of lenders, led by Chase Manhattan Bank. The new amended and restated credit agreement (the "Credit Agreement") provides for loans in an amount not to exceed $70 million, as opposed to the $95 million provided for in the original Credit Facility. As of May 31, 1998, $61 million of the Credit Agreement had been funded, and $9 million is available for future funding. In addition, the Company paid approximately $0.5 million in amendment fees in order to complete the Credit Agreement. These fees have been deferred and are being amortized, using the effective interest method, over the term of the existing loans.

  The funding from the original Credit Facility was used to repay the FINOVA Loan and provide the financing necessary to complete the Fiscal Year 1997 Acquisitions and to provide additional working capital. As a result of the repayment of the FINOVA Loan, the Company paid a $1 million prepayment penalty to FINOVA. The prepayment penalty of $1 million and the unamortized deferred loan costs associated with the FINOVA Loan of approximately $2.6 million were recorded as an extraordinary expense item in fiscal year 1997. Direct costs incurred in connection with obtaining the original Credit Facility of approximately $3.6 million were deferred and are being amortized, using the effective interest rate method, over the term of the existing loans.

  The Credit Agreement bears interest, at the Company's designation, at a floating rate of either the prime rate plus 1% to 2% or LIBOR plus 2% to 3% depending on the leverage ratio of the Company and is secured by substantially all of the assets of the Company and its subsidiaries. Borrowings under the Credit Agreement require that the principal be repaid in escalating quarterly installments beginning in August 2000 and ending in fiscal year 2006. In conjunction with the funding from the original Credit Facility and the Credit Agreement, the Company entered into interest rate protection agreements which protect $50 million, $60 million and $47.5 million of the commitments against future prime rate or LIBOR rate increases above 7.625%, 7.5% and 9.5% for periods August 1996 through July 1997, August 1997 through July 1998 and August 1998 through July 1999, respectively. In addition, the terms require the maintenance of certain specified financial and operating covenants, provide for restrictions on capital expenditures and future acquisitions, prohibit any payments on the Junior Subordinated Notes or the payment of dividends.

  JUNIOR SUBORDINATED NOTES: In August 1995, in connection with the Dial Acquisition, the Company borrowed $10 million of 14% Junior Subordinated Notes ("the Subordinated Notes") due in fiscal year 2003 from the CIVC Investors. The Subordinated Notes were initially recorded, for financial reporting purposes, at approximately $8 million. The terms of the Subordinated Notes require the maintenance of certain specified financial and operating covenants and provide for restrictions on capital expenditures and future acquisitions. The effective interest rate on the subordinate notes during fiscal 1998 was 17.4%. Included in the note balance is accrued interest of $4.8 million and $2.9 million at May 31, 1998 and May 31, 1997, respectively. Also see Note G below.

  MATURITIES:  Maturities of debt outstanding at May 31, 1998 are as follows:
1999 - $0 million; 2000 - $0 million; 2001 - $6.5 million;  2002 - $8.0 million;
2003 - $23.0 million.

  INTEREST: Cash paid for interest, including interest to related parties, during 1998, 1997 and 1996 was approximately $6.5 million, $5.6 million, and $4.2 million, respectively.

NOTE E - INCOME TAXES

  The liability method is used in accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences reverse.

  The Company made cash payments of $85,000 for federal income taxes during the year ended May 31, 1998 and none for the years ended May 31, 1997 and 1996.

  In fiscal 1998, the Company utilized approximately $2.5 million of its operating loss carryforward to offset current taxable income. The Company has a net operating loss carryforward of approximately $13.1 million which is available to reduce future taxable income and will expire beginning in 2011.

  The decrease in the Company's effective tax benefit rate in 1997 from 1996 is due to the recording of a valuation allowance against deferred tax assets which are not likely to be realized in the near term. Specifically, the Company's carryforwards expire at specific future dates and utilization of certain carryforwards is limited to specific amounts each year. However, due to the uncertain nature of their ultimate realization the Company has established a significant valuation allowance against these carryforward benefits and will recognize benefits only as reassessment demonstrates they are realizable. Realization is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of the Company's income tax expense.

  Significant components of the Company's deferred income tax liabilities and assets as of May 31, 1998 and 1997 follow:

                                                         1998              1997
                                                         ----              ----
Deferred income tax liabilities:
  Depreciation and amortization methods.............  $ 1,913           $ 2,768
  Other.............................................      100               100
                                                      -------           -------
Total deferred income tax liabilities...............  $ 2,013           $ 2,868
Deferred income tax assets
  Allowance for doubtful accounts...................       44               119
  Inventory reserve.................................       --                19
  Unrecognized gain.................................    1,330                --
  Alternative minimum tax credit carryforward.......       85                --
  Net operating loss carryforward...................    4,442             5,310
  Valuation allowance...............................   (4,874)           (3,603)
                                                      -------           -------
Total deferred income tax assets....................    1,027             1,845
                                                      -------           -------
Net deferred income tax liability...................  $   986           $ 1,023
                                                      =======           =======


A reconciliation from the federal statutory income tax rate to the effective income tax rate for the years 1998, 1997, and 1996 follows:

                                                               1998          1997           1996
                                                               ----          ----           ----
Statutory income tax rate (benefit).....................      (34.0)%       (34.0)%       (34.0)%
Change in valuation allowance...........................       29.0 %        27.6 %           --
Expenses not deductible for tax purposes, primarily
  amortization of intangible assets.....................        5.1 %         1.4 %         2.3 %
Alternative minimum tax.................................        2.3 %          --            --
Other...................................................       (1.2)%          --           0.4 %
                                                             ------        ------        -------

Effective income tax rate (benefit).....................        1.2 %       ( 5.0)%       (31.3)%
                                                             ======        ======        =======


Significant components of the provisions for income taxes are as follows:

                                                               1998             1997               1996
                                                               ----             ----               ----
Current.................................................   $ 85,000        $      --        $        --
Deferred................................................    (37,000)        (476,000)        (2,201,000)
                                                           --------        ---------        -----------
                                                           $ 48,000        $(476,000)       $(2,201,000)
                                                           ========        =========        ===========

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNT)


NOTE F - COMMITMENTS AND CONTINGENCIES

  The Company leases buildings, transmission towers and equipment under noncancelable operating leases. Rent expense was $2,531, $2,104, and $1,501 in 1998, 1997, and 1996, respectively. Future minimum rental commitments under noncancelable leases are as follows:

     1999...........................................   $1,683
     2000...........................................      973
     2001...........................................      577
     2002...........................................      347
     2003...........................................      191
     2004 and thereafter............................      415
                                                       ------
                                                       $4,186
                                                       ======

  The Company is party to various legal proceedings arising in the ordinary course of business. The Company believes that there is no proceeding, either threatening or pending, against the Company that could result in a material adverse effect on the results of operations or financial condition of the Company.

NOTE G - SHAREHOLDERS' EQUITY

  SUBSEQUENT EVENT: In June, 1998, the Company announced a two-for-three reverse stock split of its common shares distributable to shareholders of record on June 25, 1998, the effective date of the reverse split. Teletouch shareholders received two shares of stock and cash resulting from any fractional share, in exchange for each three currently outstanding shares. All outstanding shares and per share amounts have been adjusted for all periods presented as a result of the two for three reverse split.

  CAPITAL STRUCTURE: The Company's authorized capital structure allows for the issuance of 25,000,000 shares of common stock with a $0.001 par value and 5,000,000 shares of preferred stock with a $0.001 par value.

  The Company issued 1,533,333 Class A Warrants in connection with its initial public offering. Each Class A Warrant carries the right to purchase a share of common stock for $6.75 and may be redeemed by the Company at $0.15 per warrant if the closing bid price of the common stock has been at least $8.44 for 15 consecutive trading days. As of May 31, 1998, all 1,533,333 Class A Warrants remain outstanding. The Company issued to certain Underwriters, for nominal consideration, the Underwriters' Warrants to purchase an aggregate of 133,333 shares of Common Stock at an exercise price of $8.40 per share and warrants to purchase, at a price of $0.15 per warrant, 133,333 warrants, each of which entitles the holder to purchase one share of Common Stock on the same terms and conditions as the Class A Warrants, except that the exercise price shall be $9.45 per share. The Underwriters' Warrants are exercisable through December, 1999. The Company has issued to certain consultants the Consultant Warrants to purchase 262,666 shares of common stock at an exercise price of $0.75 per share. The Consultant Warrants expire in January 2004.

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNT)

NOTE G - STOCKHOLDERS' EQUITY (Continued)

  DIAL ACQUISITION: In connection with the Dial Acquisition, see Note B, the Company designated 15,000 shares of authorized preferred stock as "Series A 14% Cumulative Preferred Stock" and 411,459 shares as "Series B Preferred Stock". The CIVC Investors purchased 15,000 shares, with an initial liquidation value of $15 million ($22.1 million at May 31, 1998), of the Series A 14% Cumulative Preferred Stock (the "Series A Preferred Stock") and the Subordinated Notes, see Note D. Dividends on the Series A Preferred Stock accrue at the rate of 14% per annum. Each share of Series A Preferred Stock as well as dividends in arrears are convertible after August 3, 2003 into common stock, at the option of Series A Preferred Shareholder, based on a stated formula. As of May 31, 1998, the conversion of Series A Preferred Stock would result in an estimated issuance of
2.9 million shares of common stock (4.2 million shares of common stock if dividends in arrears are paid "in kind"). The CIVC Investors also received warrants, exercisable at a nominal price, to purchase 3,377,301 shares of Teletouch common stock (the "Common Stock Purchase Warrants") and 411,459 shares of Series B Preferred Stock (the "Series B Preferred Stock Purchase Warrants"). Each share of Series B Preferred Stock will become convertible into six shares of Common Stock after two years or earlier upon the occurrence of an event of default as specified by the purchase agreement. CIVC will have the right, after two years, to require that its securities be registered for public sale.

  During fiscal year 1996, the holders exercised an aggregate of 716,461 Common Stock Purchase Warrants and 87,287 Series B Preferred Stock Purchase Warrants. The Series A Preferred Stock and the Series B Preferred Stock are non-voting except as to the merger or consolidation with another entity or entities, or the sale of substantially all of the assets of the Company.

  As discussed in Note D, the Amended and Restated Credit Agreement prohibits the payment of dividends on the Series A Preferred Stock. At May 31, 1998, approximately $7.1 million of dividends ($475.35 per share) were in arrears (or
1.3 million shares of common stock if paid "in kind".) Dividends earned per share in fiscal year 1998, 1997, and 1996 were $188.24, $164.63,and $122.48, respectively.

  COMMON STOCK RESERVED: Approximately 12.5 million shares of common stock are reserved for future issuance at May 31, 1998, as follows:

         Conversion of Series A Preferred Stock                        4,215
         Common Stock Purchase Warrants                                2,661
         Conversion of Series B Preferred Stock                        2,469
         Class A Warrants                                              1,533
         Underwriters' Warrants                                          267
         Consultant Warrants                                             263
         1994 Stock Option and Stock Appreciation Rights Plan          1,000
         Other options                                                   117
                                                                      ------
                                                                      12,525
                                                                      ======

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNT)

NOTE H - STOCK OPTIONS

  The Company's 1994 Stock Option and Stock Appreciation Rights Plan (the "1994 Plan") was adopted in July 1994 by the Company, and provides for the granting of incentive and non-incentive stock options and stock appreciation rights to officers, directors, employees and consultants to purchase not more than an aggregate of 1,000,000 shares of Common Stock. The Company's Board of Directors administers the Plan and has authority to determine the optionees to whom awards will be made, the terms of vesting and forfeiture, amount of the awards and other terms. Under the terms of the Plan, the option price approved by the Board of Directors shall not be less than the fair market value of the common stock at date of grant.

Stock option activity has been as follows:

                                                                                            Weighted
                                                                                            Average
                                                      Number of       Exercise Price     Exercise Price
                                                        Shares          Per Share           Per Share
                                                     ------------  --------------------  ---------------
Options outstanding at May 31, 1995                      120,000          $4.50 - $6.75            $4.59
  Options granted to officers and management              80,000          $5.07 - $6.00            $5.36
  Options granted to directors                            13,334                  $5.25            $5.25
  Options forfeited                                       (6,667)                 $4.50            $4.50
                                                         -------          -------------            -----

Options outstanding at May 31, 1996...................   206,667          $4.50 - $6.75            $5.03
  Options granted to officers and management..........    36,666          $2.45 - $4.50            $3.53
  Options granted to others...........................     6,667          $2.67 - $2.85            $2.76
  Options forfeited...................................   (46,667)         $4.50 - $5.63            $5.06
                                                         -------          -------------            -----
Options outstanding at May 31, 1997..................    203,333          $2.45 - $6.00            $4.68
                                                         -------          -------------            -----

  Options granted to officers and management.........    373,332          $2.72 - $3.56            $2.81
  Options granted to directors.......................     13,332          $3.38 - $3.56            $3.47
  Options granted to others..........................     43,332          $2.46 - $3.38            $3.21
  Options forfeited..................................     (6,667)                 $4.32            $4.32
                                                         -------          -------------            -----
Options outstanding at May 31, 1998..................    626,662          $ 2.44 - 6.75            $3.44
                                                         =======          -------------            =====

Exercisable at May 31, 1998..........................    198,274                                    4.41
                                                         -------                                   -----
Exercisable at May 31, 1997..........................    123,333                                   $4.53
                                                         -------                                   -----
Exercisable at May 31, 1996..........................     61,267                                   $4.50
                                                         -------                                   -----

Weighted-average fair value of options
          granted during 1998........................    $  1.48
                                                         -------
Weighted-average fair value of options
          granted during 1997........................    $  1.80
                                                         -------
Weighted-average fair value of options
          granted during 1996........................    $  3.42
                                                         -------
Weighted-average remaining
          contractual life..........................     4.7 years

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNT)

NOTE H - STOCK OPTIONS (CONTINUED)

  Pro forma information regarding net income and earnings/loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under fair value method of that statement. The fair value for these options was estimated at the date of grant using a binomial option pricing model with the following weighted-average assumptions for 1998, 1997, and 1996, respectively: risk-free interest rates of 6.25%, 6.5% and 6.1%; dividend yields of 0% for all years; volatility factors of the expected market price of the Company's common stock of .53 in 1998, .57 in 1997 and 1996, and a weighted-average expected life of the option of 2 to 5 years.

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

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the options' vesting period. The pro forma effects on net income for 1998, 1997, and 1996 are not representative of the pro forma effect on net income in future years because they do not take into consideration pro forma compensation expense related to grants made prior to 1995. The Company's pro forma information follows:

                                      1998         1997          1996
                                      ----         ----          ----

     Pro forma net loss
       applicable to common stock  ($7,214)     ($14,958)     ($6,717)

     Pro forma loss per share        (1.70)        (3.54)       (1.74)

  Under the terms of a contractual agreement, the Company has granted options to acquire 50,000 shares of common stock, exercisable at a price of $9.00, to a company that provided investor and public relations services. In addition, options to acquire 66,666 shares of common stock, exercisable at a price of $7.56, were granted to an officer of that company.

NOTE I -  RETIREMENT PLAN

  Effective October 1995, the Company began sponsoring a defined contribution retirement plan covering substantially all of its employees. Employees who are at least 21 years of age are eligible to participate. Eligible employees may contribute up to a maximum of 16% of their earnings. The Company pays the administrative fees of the plan and may choose to contribute; however, the Company is not obligated to make any contributions. No contributions were made in fiscal year 1998 or 1997.

NOTE J - SALE - LEASEBACK TRANSACTION

  On January 28, 1998, the Company sold substantially all of its communications towers for approximately $8.7 million. The proceeds from the sale were used to reduce the outstanding debt under the Credit Facility. Concurrent with the sale, the Company leased back space on the towers sold for a period of ten years for approximately $.6 million per year. The Company recognized a $4.1 million gain related to the sale of the towers in fiscal 1998 and deferred the remaining $4.0 million gain to be amortized into income on a straight-line basis over the period of the lease.

                                   SIGNATURES


  In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 25, 1998.


                    TELETOUCH COMMUNICATIONS, INC.



                    By:   /s Robert M. McMurrey
                         ----------------------

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


Signature                           Title                      Date
---------                           -----                      ----


/s Robert M. McMurrey          Chairman and Chief Executive  August 25, 1998
-----------------------------  Officer
Robert M. McMurrey


 /s J. Richard Carlson         President, Chief Operating    August 25, 1998
-----------------------------  Officer
J. Richard Carlson


 /s Thomas R. McLemore         Executive Vice President,     August 25, 1998
-----------------------------  Chief Financial Officer
Thomas R. McLemore             Chief Accounting Officer


 /s Charles C. Green III       Director                      August 25, 1998
-----------------------------
Charles C. Green III

 /s Clifford E. McFarland      Director                      August 25, 1998
-----------------------------
Clifford E. McFarland

 /s Marcus D. Wedner           Director                      August 25, 1998
-----------------------------
Marcus D. Wedner

 /s Thomas E. Van Pelt, Jr.    Director                      August 25, 1998
-----------------------------
Thomas E. Van Pelt, Jr.

 /s Thomas E. Gage             Director                      August 25, 1998
-----------------------------
Thomas E. Gage