Form 10-Q
period 1998-08-31
TELETOUCH COMMUNICATIONS INC
filed 1998-10-14
CIK 928659

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE PERIOD ENDED AUGUST 31, 1998
                                       OR

             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM ____ TO ___

                                COMMISSION FILE
                                NUMBER 0-24992

                        TELETOUCH COMMUNICATIONS,  INC.
              (EXACT NAME OF ISSUER AS SPECIFIED IN ITS CHARTER)


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

            YES   X                         NO
                -----                          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        Common Stock, $.001 par value -
              4,235,611 shares outstanding as of October 12, 1998

                        TELETOUCH COMMUNICATIONS, INC.
                                   FORM 10-Q
                         QUARTER ENDED AUGUST 31, 1998



                                                                PAGE NO.
                                                                --------

                  PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS - TELETOUCH COMMUNICATIONS, INC. (UNAUDITED)


           CONDENSED CONSOLIDATED  BALANCE SHEETS AT
             AUGUST 31, 1998 AND MAY 31, 1998                       4

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS -
             THREE MONTHS ENDED AUGUST 31, 1998 AND
             AUGUST 31, 1997                                        5

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
             THREE MONTHS ENDED AUGUST 31, 1998 AND
             AUGUST 31, 1997                                        6

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS     7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS                    10


                  PART II.  OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS                                       15

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                        15

           SIGNATURES                                              16

                         PART 1. FINANCIAL INFORMATION

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          August 31, 1998        May 31, 1998
                                                                                       ---------------------  -------------------
      ASSETS                                                                                (Unaudited)
CURRENT ASSETS:
       Cash and cash equivalents.........................................................     $     4,484            $     4,567
       Accounts receivable, net of allowance.............................................           1,647                  1,631
       Inventory.........................................................................           3,828                  3,347
       Deferred income tax assets........................................................              44                     44
       Note receivable...................................................................             266                  1,107
       Prepaid expenses and other current assets.........................................             448                    494
                                                                                              -----------            -----------
                                                                                                   10,717                 11,190
PROPERTY, PLANT AND EQUIPMENT, net of
       accumulated depreciation of $9,589 in 1999 and $9,134 in 1998......................         20,012                 20,221

GOODWILL, INTANGIBLES AND OTHER ASSETS:
       Goodwill...........................................................................         24,786                 24,786
       Subscriber bases...................................................................         28,225                 28,225
       FCC licenses.......................................................................         21,725                 21,720
       Non-compete agreements.............................................................            700                    700
       Debt issue costs...................................................................          4,100                  4,124
       Other..............................................................................             70                     50
       Accumulated amortization...........................................................        (25,911)               (23,822)
                                                                                              -----------            -----------
                                                                                                   53,695                 55,783
                                                                                              -----------            -----------
                                                                                              $    84,424            $    87,194
                                                                                              ===========            ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Accounts payable and accrued expenses..............................................    $     3,529            $     4,765
       Current portion of long-term debt..................................................             --                     --
       Current portion of unearned sale/leaseback profit..................................            405                    405
       Deferred revenue...................................................................          1,585                  1,177
                                                                                              -----------            -----------
                                                                                                    5,519                  6,347
LONG-TERM LIABILITIES:
       Long-term debt.....................................................................         74,072                 74,487
       Unearned sale/leaseback profit.....................................................          3,406                  3,507
                                                                                              -----------            -----------
                                                                                                   77,478                 77,994
COMMITMENTS AND CONTINGENCIES                                                                          --                     --
DEFERRED INCOME TAXES                                                                               1,030                  1,030
STOCKHOLDERS' EQUITY:
       Series A cumulative convertible preferred stock, $.001 par value,
        15,000 shares authorized, issued, and outstanding..................................            --                     --
       Series B convertible preferred stock, $.001 par value, 411,459
        shares authorized, 87,287 shares issued and outstanding............................            --                     --
       Common stock, $.001 par value, 25,000,000 shares authorized,
        4,235,611 shares issued and outstanding............................................             4                      4
       Additional paid-in capital.........................................................         24,817                 24,761
       Accumulated deficit................................................................        (24,424)               (22,942)
                                                                                              -----------            -----------
                                                                                                      397                  1,823
                                                                                              -----------            -----------
                                                                                              $    84,424            $    87,194
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

                                                                               Three Months Ended
                                                                                  August 31,
                                                                           --------------------------
                                                                              1998             1997

Service, rent, and maintenance revenue..............................      $   10,230          $    9,428
Product sales revenue...............................................           1,976               1,485
                                                                          ----------          ----------
   Total revenues...................................................          12,206              10,913
Net book value of products sold.....................................          (1,872)             (1,534)
                                                                          ----------          ----------
                                                                              10,334               9,379

Costs and expenses:
   Operating........................................................           2,928               2,733
   Selling..........................................................           1,230                 951
   General and administrative.......................................           2,294               2,028
   Depreciation and amortization....................................           3,329               3,113
                                                                          ----------          ----------
Total costs and expenses............................................           9,781               8,825
                                                                          ----------          ----------

Operating income/(loss).............................................             553                 554

Interest expense, net...............................................          (2,035)             (2,130)
                                                                          ----------          ----------

Loss before income taxes............................................          (1,482)             (1,576)

Income tax expense/(benefit)........................................              --                  --
                                                                          ----------          ----------

Net loss............................................................          (1,482)             (1,576)
Preferred stock dividends...........................................            (775)               (676)
                                                                          ----------          ----------

Loss applicable to common stock.....................................          (2,257)             (2,252)
                                                                          ===========         ===========

Loss per share                                                            $    (0.53)         $    (0.53)
                                                                          ==========          ==========

Weighted Average Shares Outstanding-Basic and Diluted...............       4,235,611           4,235,611
                                                                          ==========          ==========



     See Accompanying Notes to Condensed Consolidated Financial Statements

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                    Three Months Ended
                                                                                                ---------------------------
                                                                                                          August 31,
                                                                                                ---------------------------
                                                                                                    1998            1997
                                                                                                ---------------------------
OPERATING ACTIVITIES:
   Net loss..............................................................................       $  (1,482)        $  (1,576)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
   Depreciation and amortization.........................................................           3,329             3,113
   Non cash interest expense.............................................................             749               657
   Loss (Gain) on sale of assets.........................................................               1               (29)
   Amortization of unearned sale/leaseback profit........................................            (101)               --
   Changes in operating assets and liabilities:
     Accounts receivable, net............................................................             (16)              (37)
     Inventories.........................................................................             (33)              152
     Prepaid expenses and other assets...................................................             886              (106)
     Accounts payable and accrued expenses...............................................          (1,236)             (496)
     Deferred revenue....................................................................             408               202
                                                                                                ---------         ---------
Net cash provided by operating activities                                                           2,505             1,880

INVESTING ACTIVITIES:
   Capital expenditures, including pagers................................................          (1,646)           (1,201)
   Net proceeds from sale of assets......................................................               3               101
                                                                                                ---------         ---------
Net cash used for investing activities                                                             (1,643)           (1,100)

FINANCING ACTIVITIES:
   Payments on long-term debt............................................................          (1,000)             (700)
   Net proceeds from preferred and common stock warrants.................................              55                 3
                                                                                                ---------         ---------
Net cash used for financing activities                                                               (945)             (697)
                                                                                                ---------         ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................................            (83)                83
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........................................          4,567              3,371
                                                                                                --------          ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...............................................       $  4,484          $   3,454
                                                                                                ========          =========


     See Accompanying Notes to Condensed Consolidated Financial Statements

               TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

  The unaudited condensed consolidated financial statements of Teletouch Communications, Inc., and its subsidiaries (the "Company") for the periods ended August 31, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Company were disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended May 31, 1998. The balance sheet at May 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain the material adjustments necessary to present fairly the financial position of the Company at August 31, 1998 and May 31, 1998 and the results of its operations and cash flows for the periods ended August 31, 1998 and 1997. All such adjustments are of a normal recurring nature. Interim period results are not necessarily indicative of the results to be achieved for the full year.

RECLASSIFICATION: Certain items in the financial statements for the period ended August 31, 1997 have been reclassified to conform with the presentation of the financial statements for the period ended August 31, 1998.

NEW ACCOUNTING ANNOUNCEMENTS: As of May 31, 1998, the Company adopted Statement No. 130, "Reporting Comprehensive Income", which establishes new rules for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses). However, the adoption of this Statement had no impact on the Company's net income or shareholders' equity.

  During the first quarter of fiscal 1998 and 1997, total comprehensive income was ($1,482) and ($1,576), respectively.

  In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". Statement No. 131 establishes standards for reporting information about a company's operating segments and related disclosures about its products, services, geographic areas of operations and major customers. This statement will be adopted by the Company in its 10K for fiscal 1999. The adoption of this statement will not impact the Company's results of operations, cash flows or financial position.

               TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

NOTE B - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                AUGUST 31,        MAY 31,
                                                                   1998            1998
                                                               ------------      ---------
                                                                (Unaudited)
Notes Payable................................................     $60,000         $61,000
Junior Subordinated Notes, including accrued interest........      14,072          13,487
                                                                  -------         -------
                                                                  $74,072         $74,487
                                                                  =======         =======

  In January, 1998, the Company amended its original agreement (the "Credit Facility") with a group of lenders, led by Chase Manhattan Bank. The new amended and restated credit agreement (the "Credit Agreement") provides for loans in an amount not to exceed $70 million, as opposed to the $95 million provided for in the original Credit Facility. As of August 31, 1998, $60 million of the Credit Agreement had been funded, and $10 million is available for future funding. In addition, the Company paid approximately $0.5 million in amendment fees in order to complete the Credit Agreement. These fees have been deferred and are being amortized, using the effective interest method, over the term of the existing loans.

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

NOTE C - SALE-LEASEBACK TRANSACTION

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

               TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

NOTE D - SHAREHOLDERS' EQUITY

TWO FOR THREE REVERSE STOCK SPLIT: In June, 1998, the Company announced a two-for-three reverse stock split of its common shares distributable to shareholders of record on June 25, 1998, the effective date of the reverse split. Teletouch shareholders received two shares of stock and cash resulting from any fractional share, in exchange for each three currently outstanding shares. All outstanding shares and per share amounts have been adjusted for all periods presented as a result of the two for three reverse split.

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

OVERVIEW

  The Company is a leading provider of wireless messaging services, primarily paging services, in non-major metropolitan areas and communities in the southeast United States. As of August 31, 1998 the Company had approximately 362,200 pagers in service. The Company derives the majority of its revenues from fixed periodic fees, not dependent on usage, charged to subscribers for paging services. As long as a subscriber remains on service, operating results benefit from the recurring payments of the fixed periodic fees without incurring additional selling expenses or other fixed costs. Due to the growth from the completion of certain acquisitions in fiscal year 1997, the Company's results of operations for prior periods may not be indicative of future performance.

RESULTS OF OPERATIONS

  The following table presents certain items from the Company's condensed consolidated statements of operations and certain other information for the periods indicated.

                                             Three Months ended
                                                  August 31,
                                        --------------------------
                                            1998          1997
                                        ------------  ------------
                       (in thousands, except pagers, ARPU and per share amounts)

Service, rent and maintenance revenue    $ 10,230       $  9,428
Product sales revenue                       1,976          1,485
                                         --------       --------
     Total revenues                        12,206         10,913
Net book value of products sold            (1,872)        (1,534)
                                         --------       --------
                                         $ 10,334       $  9,379

Operating income                         $    553       $    554

Net loss                                 $ (1,482)      $ (1,576)

Loss per share                           $  (0.53)      $  (0.53)

EBITDA (1)                               $  3,882       $  3,667

Pagers in service at end of period        362,200        328,300

Average revenue per unit ("ARPU")        $   9.31       $   9.28

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

Results of Operations for the three months ended August 31, 1998 and 1997

  Total Revenue: The historical total revenue of the Company increased to $12.2 million in the first three months of fiscal year 1999 from $10.9 million in the first three months of fiscal year 1998. This increase is due primarily to the increase in the pagers in service resulting from greater market penetration in the Company's existing markets. Pagers in service increased to approximately 362,200 at August 31, 1998 as compared to 328,300 at August 31, 1997. The Company believes that internal growth due to further penetration of its existing markets will continue.

  The impact on total revenue of the increase in pagers in service is slightly magnified by the increase in average revenue per unit ("ARPU"). ARPU for the three months ended August 31, 1998 was $9.31 as compared to $9.28 for the three months ended August 31, 1997. This increase in ARPU is due to the slight decrease in the number of paging units sold to paging resellers. Paging resellers are businesses that buy airtime at wholesale prices from the Company and sell the service to subscribers. While the wholesale price to the reseller is lower than the price the Company charges directly to its customers, the reseller bears the cost of acquiring, billing, collecting and servicing the subscribers. As of August 31, 1998 approximately 36% of the Company's paging units are sold through resellers as opposed to approximately 37% at August 31, 1997. The Company expects to see ARPU decline in the future as the competition continues to pursue customers in its marketplace, generally resulting in new customers being added at a lower ARPU than the Company's existing ARPU in that market. In addition, as the percentage of units sold through resellers increases, ARPU will decline even further. However, while there can be no assurance, the Company expects that the growth in units in service will increase sufficiently to offset this decline in ARPU and not result in a decrease in total revenue.

   Operating Expenses, excluding depreciation and amortization: Operating expenses, excluding depreciation and amortization, were $6.5 million, 53% of total revenue, in the first three months of fiscal year 1999 as compared to $5.7 million, 52% of total revenue in the first three months of fiscal year 1998.
The increased costs are primarily due to an increase in operating expenses due to internal growth and tower lease expenses incurred due to the sale of previously owned towers.

  Depreciation and amortization: Depreciation and amortization expense increased to $3.3 million in the first three months of fiscal year 1999 from $3.1 million in the first three months of fiscal year 1998. The increase is due primarily to the additional depreciation recorded on returned leased pagers. The Company expects that this expense will stabilize in the near term as the Company focuses more on selling, rather than leasing pagers.

  Interest Expense: Interest expense decreased to $2.0 million in the first three months of fiscal year 1999 from $2.1 million in the first three months of fiscal year 1998. This decrease is due to the decreased debt owed by the Company at August 31, 1998 versus the debt owed at August 31, 1997 partially offset by the increased amortization of financing costs associated with the Credit Agreement.

  Income tax benefit: For fiscal year 1999 the Company estimates the effective tax benefit rate will be 0%. A valuation allowance has been recorded against deferred tax assets which are not likely to be realized. Specifically, the Company's carryforwards expire at specific future dates and utilization of certain carryforwards is limited to specific amounts each year. However, due to the uncertain nature of their ultimate realization the Company has established a significant valuation allowance against these carryforward benefits and will recognize benefits only as reassessment demonstrates they are realizable. Realization is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of the Company's income tax expense.

  EBITDA: EBITDA increased to $3.9 million, 32% of total revenue, in the first three months of fiscal year 1999 from $3.7 million, 34% of total revenue in the first three months of fiscal year 1998. The decrease in EBITDA as a percentage of total revenue is due to the fact that operating costs have increased at a faster pace than total revenue, primarily as a result of the Company expanding its retail operations.

FINANCIAL CONDITION

  In January, 1998, the Company amended its original agreement (the "Credit Facility") with a group of lenders, led by Chase Manhattan Bank. The new amended and restated credit agreement (the "Credit Agreement") provides for loans in an amount not to exceed $70 million, as opposed to the $95 million provided for in the original Credit Facility. As of August 31, 1998, $60 million of the Credit Agreement had been funded, and $10 million is available for future funding. In addition, the Company paid approximately $0.5 million in amendment fees in order to complete the Credit Agreement. These fees have been deferred and are being amortized, using the effective interest method, over the term of the existing loans.

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

  The Company's paging operations require capital investment to procure pagers and to acquire paging infrastructure equipment to support the Company's growth. The Company's net capital expenditures amounted to $1.6 million and $1.2 million for the first three months of fiscal years 1999 and 1998, respectively. Management anticipates capital expenditures for the Company to continue to increase as the demand for pagers increases and the Company continues to improve its infrastructure. These expenditures will be paid for with cash generated from operations and borrowings under the unused portion of the Credit Agreement.

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


                                    TELETOUCH COMMUNICATIONS, INC.
                                    ---------------------------------
                                    (Registrant)



Date: October 13, 1998
                                    /s/J. Richard Carlson
                                    ---------------------
                                    J. Richard Carlson
                                    President
                                    Chief Operating Officer



Date: October 13, 1998
                                    /s/Thomas R. McLemore
                                    ----------------------
                                    Thomas R. McLemore
                                    Executive Vice President
                                    Chief Financial Officer
                                    (Principal Accounting Officer)