Form 10-Q
period 1998-11-30
TELETOUCH COMMUNICATIONS INC
filed 1999-01-13
CIK 928659

                      SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C.  20549
                                   FORM 10-Q



             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Period Ended November 30, 1998

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


         Common Stock, $.001 par value - 4,235,611 shares outstanding as of January 8, 1999

                        TELETOUCH COMMUNICATIONS, INC.
                                   FORM 10-Q
                        QUARTER ENDED November 30, 1998





                                                                 Page No.
                                                                 --------


                  Part I.  Financial Information


Item 1.  Financial Statements - Teletouch Communications, Inc. (Unaudited)


           Condensed Consolidated  Balance Sheets at
             November 30, 1998 and May 31, 1998                      4

           Condensed Consolidated Statements of Operations -
             Three and Six Months Ended November 30, 1998 and
             November 30, 1997                                       5


           Condensed Consolidated Statements of Cash Flows -
             Six Months Ended November 30, 1998 and
             November 30, 1997                                       6

           Notes to Condensed Consolidated Financial Statements      7


Item 2.  Management's Discussion and Analysis                       10


                  Part II.  Other Information

Item 1.  Legal Proceedings                                          15

Item 4.  Submission of Matters to a Vote of Security Holders        15

Item 5.  Other Information                                          15

Item 6.  Exhibits and Reports on Form 8-K                           15

         Signatures                                                 16

                         Part 1. Financial Information

                 TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In Thousands, except share data)



                                                                                 November 30,   May 31,
                                                                                     1998        1998
                                                                                 ------------  ---------
                                                                                  (Unaudited)
       ASSETS
CURRENT ASSETS:
       Cash and cash equivalents................................................   $  5,125    $  4,567
       Accounts receivable, net of allowance....................................      1,788       1,631
       Inventory...............................................................       4,106       3,347
       Deferred income tax assets...............................................         44          44
       Note receivable..........................................................        363       1,107
       Prepaid expenses and other current assets................................        739         494
                                                                                   --------    --------
                                                                                     12,165      11,190

PROPERTY, PLANT AND EQUIPMENT, net of
       accumulated depreciation of $10,023 in 1999 and $9,134 in 1998...........     19,724      20,221

GOODWILL, INTANGIBLES AND OTHER ASSETS:
       Goodwill.................................................................     24,786      24,786
       Subscriber bases.........................................................     28,225      28,225
       FCC licenses.............................................................     21,738      21,720
       Non-compete agreements...................................................        700         700
       Debt issue costs.........................................................      4,100       4,124
       Other....................................................................         68          50
       Accumulated amortization.................................................    (27,952)    (23,822)
                                                                                   --------    --------
                                                                                     51,665      55,783
                                                                                   --------    --------

                                                                                   $ 83,554    $ 87,194
                                                                                   ========    ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Accounts payable and accrued expenses....................................   $  3,992    $  4,765
       Current portion of unearned sale/leaseback profit........................        405         405
       Deferred revenue ........................................................      1,493       1,177
                                                                                   --------    --------
                                                                                      5,890       6,347

LONG-TERM LIABILITIES:
       Long-term debt ..........................................................     74,676      74,487
       Unearned sale/leaseback profit...........................................      3,305       3,507
                                                                                   --------    --------
                                                                                     77,981      77,994

COMMITMENTS AND CONTINGENCIES ..................................................       --          --
DEFERRED INCOME TAXES ..........................................................      1,030       1,030
STOCKHOLDERS' EQUITY:
       Series A cumulative convertible preferred stock, $.001 par value,
         15,000 shares authorized, issued, and outstanding......................       --          --
       Series B convertible preferred stock, $.001 par value, 411,459
         shares authorized, 87,287 shares issued and outstanding................       --          --
       Common stock, $.001 par value, 25,000,000 shares authorized,
         4,235,611 shares issued and outstanding ...............................          4           4
       Additional paid-in capital...............................................     24,817      24,761
       Accumulated deficit......................................................    (26,168)    (22,942)
                                                                                   --------    --------
                                                                                     (1,347)      1,823
                                                                                   --------    --------
                                                                                   $ 83,554    $ 87,194
                                                                                   ========    ========


     See Accompanying Notes to Condensed Consolidated Financial Statements

                 TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In Thousands, except shares and per share amounts)
                                   (Unaudited)

                                                        Three Months Ended             Six Months Ended
                                                           November 30,                   November 30,
                                                    --------------------------    --------------------------
                                                        1998           1997           1998           1997
                                                    -----------    -----------    -----------    -----------

Service, rent, and maintenance revenue ..........   $    10,447    $     9,529    $    20,677    $    18,958
Product sales revenue ...........................         1,847          1,418          3,823          2,903
                                                    -----------    -----------    -----------    -----------
   Total revenues ...............................        12,294         10,947         24,500         21,861
Net book value of products sold .................        (1,826)        (1,452)        (3,698)        (2,986)
                                                    -----------    -----------    -----------    -----------
                                                         10,468          9,495         20,802         18,875

Costs and expenses:
      Operating .................................         2,929          2,588          5,857          5,321
      Selling ...................................         1,246          1,079          2,476          2,031
      General and administrative ................         2,401          2,309          4,695          4,337
      Depreciation and amortization .............         3,688          3,113          7,017          6,226
                                                    -----------    -----------    -----------    -----------
Total costs and expenses ........................        10,264          9,089         20,045         17,915
                                                    -----------    -----------    -----------    -----------

Operating income ................................           204            406            757            960

Interest expense, net ...........................        (1,948)        (2,187)        (3,983)        (4,317)
                                                    -----------    -----------    -----------    -----------

Loss before income taxes ........................        (1,744)        (1,781)        (3,226)        (3,357)

Income tax expense ..............................          --             --             --             --
                                                    -----------    -----------    -----------    -----------

Net loss ........................................        (1,744)        (1,781)        (3,226)        (3,357)
Preferred stock dividends .......................          (793)          (692)        (1,568)        (1,368)
                                                    -----------    -----------    -----------    -----------

Loss applicable to common stock .................        (2,537)        (2,473)        (4,794)        (4,725)
                                                    ===========    ===========    ===========    ===========


Loss per share ..................................   $     (0.60)   $     (0.58)   $     (1.13)   $     (1.12)
                                                    ===========    ===========    ===========    ===========


Weighted Avg Shares Outstanding-Basic and
  Diluted .......................................     4,235,611      4,235,611      4,235,611      4,235,611
                                                    ===========    ===========    ===========    ===========


     See Accompanying Notes to Condensed Consolidated Financial Statements

                 TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                         Six Months Ended
                                                            November 30,
                                                        -------------------
                                                          1998       1997
                                                        --------   --------
Operating Activities:
       Net loss .....................................   $(3,226)   $(3,357)
       Adjustments to reconcile net loss to net cash
         provided by operating activities:
       Depreciation and amortization ................     7,017      6,226
       Non cash interest expense ....................     1,486      1,335
       Gain on sale of assets .......................      --          (29)
       Amortization of unearned sale/leaseback profit      (202)      --
       Changes in operating assets and liabilities:
         Accounts receivable, net ...................      (157)       (46)
         Inventories ................................       (49)      (244)
         Prepaid expenses and other assets ..........       487        (49)
         Accounts payable and accrued expenses ......      (773)      (702)
         Deferred revenue ...........................       316        178
                                                        -------    -------

Net cash provided by operating activities ...........     4,899      3,312


Investing Activities:
       Capital expenditures, including pagers .......    (3,400)    (2,441)
       Net proceeds from sale of assets .............         4        101
                                                        -------    -------

Net cash used for investing activities ..............    (3,396)    (2,340)


Financing Activities:
       Payments on long-term debt ...................    (1,000)      (700)
       Net proceeds from preferred and
            common stock warrants ...................        55          3
                                                        -------    -------

Net cash used for financing activities ..............      (945)      (697)
                                                        -------    -------


Net increase in cash and cash equivalents ...........       558        275
Cash and cash equivalents at beginning of period ....     4,567      3,371
                                                        -------    -------


Cash and cash equivalents at end of period ..........   $ 5,125    $ 3,646
                                                        =======    =======


     See Accompanying Notes to Condensed Consolidated Financial Statements

                        TELETOUCH COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE A - SIGNIFICANT ACCOUNTING POLICIES


  The unaudited condensed consolidated financial statements of Teletouch Communications, Inc., and its subsidiaries (the "Company") for the periods ended November 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Company were disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended May 31, 1998. The balance sheet at May 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain the material adjustments necessary to present fairly the financial position of the Company at November 30, 1998 and May 31, 1998 and the results of its operations and cash flows for the periods ended November 30, 1998 and 1997. All such adjustments are of a normal recurring nature. Interim period results are not necessarily indicative of the results to be achieved for the full year.

Reclassification: Certain items in the financial statements for the period ended November 30, 1997 have been reclassified to conform with the presentation of the financial statements for the period ended November 30, 1998.

New Accounting Announcements: As of May 31, 1998, the Company adopted Statement No. 130, "Reporting Comprehensive Income", which establishes new rules for reporting and displaying comprehensive income (all changes in the equity of a business enterprise during a period from non-owner transactions) and its components (revenues, expenses, gains and losses). However, the adoption of this Statement has had no impact on the Company's net income or shareholder's equity. Comprehensive income for the second quarter of fiscal 1998 and 1997 and for the six months ending November 30, 1998 and 1997 was the same as net income:
$(1,744), $(1,781), $(3,226) and $(3,357), respectively.

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

                        TELETOUCH COMMUNICATIONS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't.)
                                  (Unaudited)



  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting guidelines for derivatives and requires an establishment to record all derivatives as assets or liabilities on the balance sheet at fair value. Additionally, this statement establishes accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. Any derivative that qualifies as a hedge, depending upon the nature of that hedge, will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. SFAS No. 133 is effective for years beginning after June 15, 1999. The Company is analyzing the implementation requirements and does not anticipate that the adoption of this statement will have a material impact on the Company's consolidated balance sheets or statements of operations or cash flows.


NOTE B - LONG-TERM DEBT


Long-term debt consists of the following:

                                                               November 30,       May 31,
                                                                   1998            1998
                                                               -------------   ------------
                                                                (Unaudited)
Notes Payable..........................................            $60,000       $61,000
Junior Subordinated Notes, including accrued interest..             14,676        13,487
                                                                   -------       -------
                                                                   $74,676       $74,487
                                                                   =======       =======



  In January, 1998, the Company amended its original agreement (the "Credit Facility") with a group of lenders, led by Chase Manhattan Bank. The new amended and restated credit agreement (the "Credit Agreement") provides for loans in an amount not to exceed $70 million, as opposed to the $95 million provided for in the original Credit Facility. As of November 30, 1998, $60 million of the Credit Agreement is funded, and $10 million is available for future funding. In addition, the Company paid approximately $0.5 million in amendment fees in order to complete the Credit Agreement. These fees have been deferred and are being amortized, using the effective interest method, over the term of the existing loans.

  The Credit Agreement bears interest, at the Company's designation, at a floating rate of either the prime rate plus 1% to 2% or LIBOR plus 2% to 3%. These rates vary depending on the leverage ratio of the Company. The Credit Agreement is secured by substantially all of the assets of the Company and its subsidiaries. Borrowings under the Credit Agreement require that the principal be repaid in escalating quarterly installments beginning in August 2000 and ending in fiscal year 2006. In conjunction with the funding from the original Credit Facility and the Credit Agreement, the Company entered into interest rate protection agreements which protect $47.5 million of the commitments against future prime rate or LIBOR rate increases above 9.5% for the period August 1998 through July 1999. In addition, the terms require the maintenance of certain specified financial and operating covenants, provide for restrictions on capital expenditures and

                         TELETOUCH COMMUNICATIONS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't.)
                                  (Unaudited)



future acquisitions, prohibit any payments on the Junior Subordinated Notes or the payment of dividends.


NOTE C  SALE-LEASEBACK TRANSACTION

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


NOTE D  SHAREHOLDERS' EQUITY

   In June, 1998, the Company announced a two-for-three reverse stock split of its common shares distributable to shareholders of record on June 25, 1998, the effective date of the reverse split. Teletouch shareholders received two shares of stock and cash resulting from any fractional shares, in exchange for each three previously outstanding shares. All outstanding shares and per share amounts have been adjusted for all periods presented as a result of the two for three reverse split.

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


OVERVIEW

  The Company is a leading provider of wireless messaging services, primarily paging services, in non-major metropolitan areas and communities in the southeast United States. As of November 30, 1998 the Company had approximately 366,900 pagers in service. The Company derives the majority of its revenues from fixed periodic fees, not dependent on usage, charged to subscribers for paging services. As long as a subscriber remains on service, operating results benefit from the recurring payments of the fixed periodic fees without incurring additional selling expenses or other fixed costs. While the industry is maturing and recent growth has generally been sluggish, the Company realized net additions of approximately 28,600 in fiscal 1998, a 9% increase over the Company's subscriber base at the end of fiscal 1997. Net additions for the six months ending November 30, 1998 were approximately 17,200, a 5% increase over the Company's subscriber base at the end of fiscal 1998. While there can be no assurance, the Company expects that net additions will continue to grow at or above these rates as the Company continues to open new retail stores and to focus on other sales channels.

  The Company is also looking to expand its existing product lines. Beginning December 1998, the Company will offer Sprint PCS cellular service in some markets and prepaid cellular service in other markets. To enhance its primary wireless services, the Company is also striving to expand its offering of other value-added services such as voice mail and Smartpage, a service whereby individuals can send an alphanumeric page to a subscriber without any special software or equipment. The Company will closely monitor all additional product offerings to ensure that those products are meeting its customers' needs and are adding value to its stockholders.

RESULTS OF OPERATIONS


  The following table presents certain items from the Company's condensed consolidated statements of operations and certain other information for the periods indicated.


                                                         Three Months ended          Six Months ended
                                                            November 30,               November 30,
                                                      -------------------------  -------------------------
                                                          1998          1997          1998          1997
                                                      ------------  ------------  ------------  ------------

                               (in thousands, except pagers, ARPU and per share amounts)
Service, rent and maintenance revenue                     $ 10,447      $  9,529      $ 20,677      $ 18,958
Product sales revenue                                        1,847         1,418         3,823         2,903
                                                          --------      --------      --------      --------
     Total revenues                                         12,294        10,947        24,500        21,861
Net book value of products sold                             (1,826)       (1,452)       (3,698)       (2,986)
                                                          --------      --------      --------      --------
                                                          $ 10,468      $  9,495      $ 20,802      $ 18,875

Operating expenses                                        $ 10,264      $  9,089      $ 20,045      $ 17,915

Operating income                                              $204          $406          $757          $960

Net loss                                                  $ (1,744)     $ (1,781)     $ (3,226)     $ (3,357)

Loss per share                                            $  (0.60)     $  (0.58)     $  (1.13)     $  (1.12)

EBITDA (1)                                                $  3,892      $  3,519      $  7,774      $  7,186

Pagers in service at end of period                         366,900       331,500       366,900       331,500

Average revenue per unit ("ARPU")                        $    9.28      $   9.25      $   9.28      $   9.25

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

Results of Operations for the six months and three months ended November 30,
----------------------------------------------------------------------------
1998 and 1997
-------------

  Total Revenue:  The total revenue of the Company increased to $24.5 and $12.3
  -------------
million for the six months and three months ended November 30, 1998 from $21.9 and $10.9 million for the six months and three months ended November 30, 1997. This increase is due primarily to the increase in the pagers in service resulting from greater market penetration in the Company's existing markets. Pagers in service increased to approximately 366,900 at November 30, 1998 as compared to 331,500 at November 30, 1997. The Company believes that internal growth due to further penetration of its existing markets will continue.

  The impact on total revenue of the increase in pagers in service is slightly magnified by the increase in average revenue per unit ("ARPU"). ARPU for the six months ended November 30, 1998 was $9.28 as compared to $9.25 for the six months ended November 30, 1997. This increase in ARPU is due primarily to a higher percentage of sales through company-owned retail stores and direct sales representatives. As of November 30, 1998 approximately 64% of the Company's paging units are sold through company-owned retail stores and direct sales representatives as opposed to approximately 63% at November 30, 1997. The Company may experience a decline in future ARPU as competition continues to pursue customers in its marketplace, which may result in new customers being added at a lower ARPU than the Company's existing ARPU in that market. In addition, if the percentage of units sold through company-owned retail stores and direct sales representatives decreases, ARPU will decline. However, while there can be no assurance, the Company expects that the growth in units in service will increase sufficiently to offset any decline in ARPU and not result in a decrease in total revenue.

   Operating Expenses, excluding depreciation and amortization: Operating
   -----------------------------------------------------------
expenses, excluding depreciation and amortization, were $13.0 million, 53% of total revenue, for the first six months of fiscal year 1999 as compared to $11.7 million, 53% of total revenue for the first six months of fiscal year 1998; and $6.6 million, 53% of total revenue for the three months ended November 30, 1998 as compared to $6.0 million, 55% of total revenue for the three months ended November 30, 1997. The increased costs are primarily due to an increase in operating expenses due to new retail store openings and tower lease expenses incurred due to the sale of previously owned towers.

   Depreciation and amortization:  Depreciation and amortization expense
  ------------------------------
increased to $7.0 and $3.7 million for the six months and three months ended November 30, 1998 from $6.2 and $3.1 million for the six months and three months ended November 30, 1997. The increase is due primarily to the additional depreciation recorded on returned leased pagers. The Company expects that this expense will stabilize in the near term as the Company focuses more on selling, rather than leasing pagers.

  Interest Expense:  Interest expense decreased to $4.0 and $1.9 million for the
  ----------------
six months and three months ended November 30, 1998 from $4.3 and $2.2 million for the six months and three months ended November 30, 1997. This decrease is due to the decreased debt owed by the Company at November 30, 1998 versus the debt owed at November 30, 1997 and lower interest rates, partially offset by the increased amortization of financing costs associated with the Credit Agreement.

  Income tax benefit:  For fiscal year 1999 the Company estimates the effective
  ------------------
tax benefit rate will be 0%. A valuation allowance has been recorded against deferred tax assets which are not likely to be realized. Specifically, the Company's carryforwards expire at specific future dates and utilization of certain carryforwards is limited to specific amounts each year. However, due to the uncertain nature of their ultimate realization, the Company has established a significant valuation allowance against these carryforward benefits and will recognize benefits only as reassessment demonstrates they are realizable. Realization is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of the Company's income tax expense.

  EBITDA:  EBITDA increased to $7.8 million, 32% of total revenue, for the first
  ------
six months of fiscal year 1999 from $7.2 million, 33% of total revenue, for the first six months of fiscal year 1998; and $3.9 million, 32% of total revenue for the three months ended November 30, 1998 as compared to $3.5 million, 32% of total revenue, for the three months ended November 30, 1997. The decrease in EBITDA as a percentage of total revenue is due to the fact that operating costs have increased at a faster pace than total revenue, primarily as a result of the Company expanding its retail operations.

FINANCIAL CONDITION


  In January, 1998, the Company amended its original agreement (the "Credit Facility") with a group of lenders, led by Chase Manhattan Bank. The new amended and restated credit agreement (the "Credit Agreement") provides for loans in an amount not to exceed $70 million, as opposed to the $95 million provided for in the original Credit Facility. As of November 30, 1998, $60 million of the Credit Agreement is funded, and $10 million is available for future funding. In addition, the Company paid approximately $0.5 million in amendment fees in order to complete the Credit Agreement. These fees have been deferred and are being amortized, using the effective interest method, over the term of the existing loans.

  The Credit Agreement bears interest, at the Company's designation, at a floating rate of either the prime rate plus 1% to 2% or LIBOR plus 2% to 3%.
The rates vary depending on the leverage ratio of the Company. The Credit Agreement is secured by substantially all of the assets of the Company and its subsidiaries. Borrowings under the Credit Agreement require that the principal be repaid in escalating quarterly installments beginning in August 2000 and ending in fiscal year 2006. In conjunction with the funding from the original Credit Facility and the Credit Agreement, the Company entered into interest rate protection agreements which protect $47.5 million of the commitments against future prime rate or LIBOR rate increases above 9.5% for the period August 1998 through July 1999. In addition, the terms require the maintenance of certain specified financial and operating covenants, provide for restrictions on capital expenditures and future acquisitions, prohibit any payments on the Junior Subordinated Notes or the payment of dividends.

  The Company's paging operations require capital investment to procure pagers and to acquire paging infrastructure equipment to support the Company's growth. The Company's net capital expenditures amounted to $3.4 million and $2.4 million for the first six months of fiscal years 1999 and 1998, respectively. Management anticipates capital expenditures for the Company to continue to increase as the demand for pagers increases and the Company continues to improve its infrastructure. These expenditures will be paid for with cash generated from operations and borrowings under the unused portion of the Credit Agreement.

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

IMPACT OF YEAR 2000


  The Company has developed a Year 2000 compliance plan to address the issue of software currently in use that may have time or date sensitivity that requires correction. If not addressed, system failures or miscalculations could cause disruptions of operations, including, among other things, a temporary inability to process transactions, prepare invoices or engage in similar normal business activities.

  The Company has contacted its major vendors and received written confirmation of compliance from them. These software programs cover the transmission of paging signals, invoicing and retention of customer activity and the reporting of the Company's financial and accounting transactions.

  All of these programs are covered under existing maintenance agreements and no significant costs have been incurred with respect to Year 2000 compliance issues.

  Although the Company has received assurances that it will be Year 2000 compliant and expects no significant issues or expenses with respect to Year 2000 compliance, the Company is continuing to review its product offering for potential issues. In addition, the Company is in the process of developing Year 2000 contingency plans in the event of unforeseen issues.

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


Item 4.  Submission of Matters to a Vote of Security Holders


      On November 11, 1998 the Company held its annual meeting of stockholders. The matters considered at that meeting, and the results of the voting, were as follows:

a) Re-election of Robert M. McMurrey, Clifford E. McFarland and Thomas E. Gage as Class I directors (same vote for each individual):

      For:     4,109,236    Withhold Authority:     5,695


b) Ratification of the selection of Ernst & Young LLP as the Company's independent accountants:

      For:     4,112,400    Against:     1,266    Abstain:     1,265


Item 5.  Other Information

      On November 11, 1998, subsequent to the annual meeting of shareholders, the board of directors appointed J. Richard Carlson as a director to fill a vacancy on the board. Mr. Carlson, the President and Chief Operating Officer of the Company, serves as a Class II director.


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



                                     TELETOUCH  COMMUNICATIONS, INC.
                                     ---------------------------------
                                         (Registrant)



Date: January 13, 1999
                                    /s/J. Richard Carlson
                                    ---------------------
                                    J. Richard Carlson
                                    President
                                    Chief Operating Officer



Date: January 13, 1999
                                     /s/J. Kernan Crotty
                                    --------------------
                                    J. Kernan Crotty
                                    Executive Vice President
                                    Chief Financial Officer
                                    (Principal Accounting Officer)