Form 10-Q
period 1999-02-28
TELETOUCH COMMUNICATIONS INC
filed 1999-04-14
CIK 928659

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE PERIOD ENDED FEBRUARY 28, 1999
                                      OR

            [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____ TO ___

                                Commission File
                                NUMBER 1-13436

                        TELETOUCH COMMUNICATIONS,  INC.
              (Exact name of issuer as specified in its charter)


            DELAWARE                                       75-2556090
      (State or other jurisdiction of            (I.R.S. Employer Identification
      Incorporation or Organization)             No.)

                         110 NORTH COLLEGE, SUITE 200
                              TYLER, TEXAS  75702
         (Address of principal executive offices, including zip code)

                                (903) 595-8800
               (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: Common Stock, $.001 par value; Class A Common Stock Purchase Warrants.

Securities registered pursuant to Section 12(g) of the Exchange Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            YES  X                         NO ______
                ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value - 4,235,611 shares outstanding as of April 9, 1999

                        TELETOUCH COMMUNICATIONS, INC.
                                   FORM 10-Q
                        QUARTER ENDED FEBRUARY 28, 1999

                                                               Page No.
                                                               --------
               Part I.  Financial Information

ITEM 1.  FINANCIAL STATEMENTS - TELETOUCH COMMUNICATIONS,
         INC. (UNAUDITED)

         CONDENSED CONSOLIDATED BALANCE SHEETS AT
           FEBRUARY 28, 1999 AND MAY 31, 1998                     4

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS -
           THREE AND NINE MONTHS ENDED FEBRUARY 28, 1999 AND
           FEBRUARY 28, 1998                                      5

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
           NINE MONTHS ENDED FEBRUARY 28, 1999 AND
           FEBRUARY 28, 1998                                      6

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS     7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                    11

               PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                     16

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                      16

           SIGNATURES                                            17

                         PART 1. FINANCIAL INFORMATION

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In Thousands, except share data)

                                                                                  February 28, 1999            May 31, 1998
                                                                             -------------------------------------------------
         ASSETS                                                                  (Unaudited)
CURRENT ASSETS:
       Cash and cash equivalents....................................         $                  6,086    $               4,567
       Accounts receivable, net of allowance........................                            2,161                    1,631
       Inventory....................................................                            3,669                    3,347
       Deferred income tax assets...................................                               44                       44
       Note receivable..............................................                              321                    1,107
       Prepaid expenses and other current assets....................                              766                      494
                                                                             ------------------------    ---------------------
                                                                                               13,047                   11,190

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
       depreciation of $10,186 in 1999 and $9,134 in 1998...........                           18,795                   20,221

GOODWILL, INTANGIBLES AND OTHER ASSETS:
       Goodwill.....................................................                           24,786                   24,786
       Subscriber bases.............................................                           28,225                   28,225
       FCC licenses.................................................                           21,742                   21,720
       Non-compete agreements.......................................                              700                      700
       Debt issue costs.............................................                            4,100                    4,124
       Other........................................................                               48                       50
       Accumulated amortization.....................................                          (30,019)                 (23,822)
                                                                             ------------------------    ---------------------
                                                                                               49,582                   55,783
                                                                             ------------------------    ---------------------
                                                                             $                 81,424    $              87,194
                                                                             ========================    =====================

     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Accounts payable and accrued expenses........................         $                  3,215    $               4,765
       Current portion of unearned sale/leaseback profit............                              405                      405
       Deferred  revenue............................................                            1,585                    1,177
                                                                             ------------------------    ---------------------
                                                                                                5,205                    6,347
LONG-TERM LIABILITIES:
       Long-term                                                                               75,300                   74,487
       debt.........................................................
       Unearned sale/leaseback profit...............................                            3,203                    3,507
                                                                             ------------------------    ---------------------
                                                                                               78,503                   77,994

COMMITMENTS AND CONTINGENCIES                                                                      --                       --
DEFERRED INCOME TAXES                                                                           1,030                    1,030
STOCKHOLDERS' EQUITY:
       Series A cumulative convertible preferred stock, $.001
       par value, 15,000 shares authorized, issued, and outstanding                                --                       --
       Series B convertible preferred stock, $.001 par value,
       411,459 shares authorized, 87,287 shares issued and
       outstanding..................................................                               --                       --

       Common stock, $.001 par value, 25,000,000 shares authorized,
       4,235,611 shares issued and outstanding......................                                4                        4

       Additional paid-in capital...................................                           24,816                   24,761
       Accumulated deficit..........................................                          (28,134)                 (22,942)
                                                                             ------------------------    ---------------------
                                                                                               (3,314)                   1,823
                                                                             ------------------------    ---------------------
                                                                             $                 81,424    $              87,194
                                                                             ========================    =====================

     See Accompanying Notes to Condensed Consolidated Financial Statements

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                  Three Months Ended                   Nine Months Ended
                                                                     February 28,                         February 28,
                                                         ---------------------------------    ---------------------------------
                                                              1999              1998              1999               1998
                                                         --------------    ---------------    --------------     --------------
Service, rent, and maintenance revenue.............      $       10,953    $         9,715    $       31,630     $       28,674
Product sales revenue..............................               2,168              1,582             5,991              4,484
                                                         --------------    ---------------    --------------     --------------
   Total revenues..................................              13,121             11,297            37,621             33,158
Net book value of products sold....................              (2,177)            (1,801)           (5,875)            (4,787)
                                                         --------------    ---------------    --------------     --------------
                                                                 10,944              9,496            31,746             28,371

Costs and expenses:
     Operating.....................................               2,986              2,834             8,843              8,155
     Selling.......................................               1,627              1,089             4,103              3,119
     General and administrative....................               2,491              2,150             7,186              6,487
     Depreciation and amortization.................               3,954              3,520            10,971              9,746
                                                         --------------    ---------------    --------------     --------------
Total costs and expenses...........................              11,058              9,593            31,103             27,507
                                                         --------------    ---------------    --------------     --------------

Operating income/(loss)............................                (114)               (97)              643                864

Gain on sale of assets.............................                  22              4,124                22              4,163

Interest expense, net..............................              (1,874)            (2,169)           (5,857)            (6,525)
                                                         --------------    ---------------    --------------     --------------

Income/(loss) before income taxes..................              (1,966)             1,858            (5,192)            (1,498)

Income tax expense.................................                  --                 85                --                 85
                                                         --------------    ---------------    --------------     --------------

Net income/(loss)..................................              (1,966)             1,773            (5,192)            (1,583)
Preferred stock dividends..........................                (811)              (707)           (2,379)            (2,075)
                                                         --------------    ---------------    --------------     --------------

Income/(loss) applicable to common stock...........              (2,777)             1,066            (7,571)            (3,658)
                                                         ==============    ===============    ==============     ==============

Basic Income/(loss) per share......................      $        (0.66)   $          0.25    $        (1.79)    $        (0.86)
                                                         ==============    ===============    ==============     ==============

Diluted Income/(loss) per share....................      $        (0.66)   $          0.11    $        (1.79)    $        (0.86)
                                                         ==============    ===============    ==============     ==============

     See Accompanying Notes to Condensed Consolidated Financial Statements

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                Nine Months Ended
                                                                                                  February 28,
                                                                                       --------------------------------
                                                                                             1999              1998
                                                                                       --------------     -------------
OPERATING ACTIVITIES:
     Net loss.................................................................         $      (5,192)     $      (1,583)
     Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization............................................                10,971              9,746
     Non cash interest expense................................................                 2,240              2,028
     Gain on sale of assets...................................................                   (22)            (4,163)
     Amortization of unearned sale/leaseback profit...........................                  (304)               (34)
     Changes in operating assets and liabilities:
     Accounts receivable, net.................................................                  (530)               (84)
     Inventories..............................................................                   969                170
     Prepaid expenses and other assets........................................                   518                115
     Accounts payable and accrued expenses....................................                (1,550)              (805)
     Deferred revenue.........................................................                   408                399
                                                                                       -------------      -------------
Net cash provided by operating activities                                                      7,508              5,789

INVESTING ACTIVITIES:
     Capital expenditures, including pagers...................................                (5,093)            (4,124)
     Acquisitions, net of cash acquired.......................................                    --               (900)
     Net proceeds from sale of assets.........................................                    49              7,511
                                                                                       -------------      -------------

Net cash provided by/(used for) investing activities                                          (5,044)             2,487

FINANCING ACTIVITIES:
     Payments on long-term debt...............................................                (1,000)            (7,500)
     Debt issue costs.........................................................                    --               (531)
     Net proceeds from preferred stock and common stock warrants..............                    55                  3
                                                                                       -------------      -------------

Net cash used for financing activities                                                          (945)            (8,028)
                                                                                       -------------      -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS.....................................                 1,519                248
Cash and cash equivalents at beginning of period..............................                 4,567              3,371
                                                                                       -------------      -------------

Cash and cash equivalents at end of period....................................         $       6,086      $       3,619
                                                                                       =============      =============

     See Accompanying Notes to Condensed Consolidated Financial Statements

                        TELETOUCH COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

  The unaudited condensed consolidated financial statements of Teletouch Communications, Inc., and its subsidiaries (the "Company") for the periods ended February 28, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Company were disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended May 31, 1998. The balance sheet at May 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain the material adjustments necessary to present fairly the financial position of the Company at February 28, 1999 and May 31, 1998 and the results of its operations and cash flows for the periods ended February 28, 1999 and 1998. All such adjustments are of a normal recurring nature. Interim period results are not necessarily indicative of the results to be achieved for the full year.

RECLASSIFICATION: Certain items in the financial statements for the period ended February 28, 1998 have been reclassified to conform with the presentation of the financial statements for the period ended February 28, 1999.

NEW ACCOUNTING ANNOUNCEMENTS: As of May 31, 1998, the Company adopted Statement No. 130, "Reporting Comprehensive Income", which establishes new rules for reporting and displaying comprehensive income (all changes in the equity of a business enterprise during a period from non-owner transactions) and its components (revenues, expenses, gains and losses). However, the adoption of this Statement has had no impact on the Company's net income/(loss) or shareholders' equity. Comprehensive income/(loss) for the third quarter of fiscal 1999 and 1998 and for the nine months ending February 28, 1999 and 1998 was the same as net income/(loss): $(1,966), $1,773, $(5,192) and $(1,583), respectively.

  In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". Statement No. 131 establishes standards for reporting information about a company's operating segments and related disclosures about its products, services, geographic areas of operations and major customers. This statement will be adopted by the Company in its annual report on Form 10-K for fiscal 1999. The adoption of this statement will not impact the Company's results of operations, cash flows or financial position.

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

NOTE B - INTANGIBLES

  Except for debt issue costs, the Company's intangible assets are recorded at cost and are amortized, using the straight-line method, over the following periods:

          Goodwill                     25 years
          Subscriber bases              5 years
          FCC licenses                 25 years
          Non-compete agreements      2-5 years

  The Company defers costs incurred in obtaining debt and amortizes these costs as additional interest expense over the term of the related debt using the effective interest method. The carrying value of intangible assets is reviewed if the facts and circumstances suggest that they may be permanently impaired. If the review indicates that intangible assets will not be recoverable, as determined by the undiscounted cash flow method, the asset will be reduced to its estimated recoverable value.

NOTE C - LONG-TERM DEBT

Long-term debt consists of the following:

                                                         FEBRUARY 28,     MAY 31,
                                                             1999          1998
                                                         ------------   -----------
                                                          (Unaudited)
Notes Payable..........................................     $60,000         $61,000
Junior Subordinated Notes, including accrued interest..      15,300          13,487
                                                            -------         -------
                                                            $75,300         $74,487
                                                            =======         =======

  In January 1998, the Company amended its original agreement (the "Credit Facility") with a group of lenders led by Chase Manhattan Bank. The new agreement (the "Credit Agreement") provides for loans in an amount not to exceed $70 million, as opposed to the $95 million provided

                        TELETOUCH COMMUNICATIONS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't.)
                                  (Unaudited)

for in the original Credit Facility. As of February 28, 1999, $60 million of the Credit Agreement is funded, and $10 million is available for future funding. The Company paid approximately $0.5 million in amendment fees in order to complete the Credit Agreement. These fees have been deferred and are being amortized, using the effective interest method, over the term of the existing loans.

  The Credit Agreement bears interest, at the Company's designation, at a floating rate of the prime rate plus 1% to 2% or LIBOR plus 2% to 3%. These rates vary depending on the leverage ratio of the Company. The Credit Agreement is secured by substantially all of the assets of the Company and its subsidiaries. Borrowings under the Credit Agreement require the principal be repaid in escalating quarterly installments beginning in August 2000 and ending in November 2005. In conjunction with the funding from the original Credit Facility and the Credit Agreement, the Company entered into an interest rate protection agreement that protects $47.5 million of the commitments against future prime rate or LIBOR rate increases above 9.5% for the period August 1998 through July 1999. Costs related to this agreement have been deferred and included with debt issuance costs and are being amortized as additional interest expense over the term of the agreement. The Credit Agreement also requires the maintenance of specified financial and operating covenants and prohibits any payments on the Junior Subordinated Notes and the payment of dividends.

NOTE D - SALE-LEASEBACK TRANSACTION

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

NOTE E - SHAREHOLDERS' EQUITY

   On June 25, 1998, the Company effected a two-for-three reverse stock split of its common shares distributable to shareholders of record as of May 11, 1998. The Company's shareholders received two shares of stock and cash resulting from any fractional shares in exchange for each three previously outstanding shares. All outstanding shares and per share amounts have been adjusted for all periods presented as a result of the two-for-three reverse split.

                        TELETOUCH COMMUNICATIONS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't.)
                                  (Unaudited)

NOTE F - EARNINGS PER SHARE

  In periods in which a loss occurs, diluted earnings per share is the same as basic earnings per share. The effect of outstanding stock options, warrants and convertible preferred stock is anti-dilutive in periods which the Company has incurred a loss. Therefore, the number of shares used in the calculation of both basic and diluted earnings per share for the nine months ended February 28, 1999 and 1998, as well as for the three months ended February 28, 1999, is 4,235,611. The number of shares used in the calculation of basic and diluted earnings per share for the three months ended February 28, 1998 is 4,235,611 and 9,599,425, respectively.

  The following table sets forth the computation of basic and diluted earnings per share for the three months ended February 28, 1998:

NUMERATOR:
   Net income for basic and diluted
    earnings per share                      $1,066,000

DENOMINATOR:
   Denominator for basic earnings per
    share-weighted average shares            4,235,611

   Effect of dilutive securities:
      Stock options                             55,228
      Warrants                               2,849,005
      Convertible preferred stock            2,459,581
                                            ----------

   Dilutive potential common shares          5,363,814

   Denominator for diluted earnings per
    share-adjusted weighted average
    shares and assumed conversions           9,599,425

Basic earnings per share                    $     0.25

Diluted earnings per share                  $     0.11

NOTE G - SUBSEQUENT EVENT

  On March 26, 1999, the Company signed an agreement with Prepaid Solutions, Inc. ("PPS"), a Florida corporation that sells cellular telephones that utilize prepaid cellular phone cards. The Company has loaned $750,000 to PPS which may be converted into PPS common stock upon the completion of certain actions by PPS and approval by the Company's Board of Directors. If the loans are not converted to common stock, they are due and payable, unless renewed, within one year.

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

OVERVIEW

  The Company is a leading provider of wireless messaging services, primarily paging services, in non-major metropolitan areas and communities in the southeast United States. As of February 28, 1999 the Company had approximately 385,000 pagers in service. The Company derives the majority of its revenues from fixed periodic fees, not dependent on usage, charged to subscribers for paging services. As long as a subscriber remains on service, operating results benefit from the recurring payments of the fixed periodic fees without incurring additional selling expenses or other fixed costs. While the industry is maturing and recent growth has generally been sluggish, the Company realized net additions of approximately 28,600 in fiscal 1998, a 9% increase over the Company's subscriber base at the end of fiscal 1997. Net additions for the nine months ending February 28, 1999 were approximately 35,300, a 10% increase over the Company's subscriber base at the end of fiscal 1998. While there can be no assurance, the Company expects that net additions will continue to grow as the Company continues to open new retail stores and to focus on other sales channels.

  The Company is also expanding its existing product lines. In December 1998, the Company began offering Sprint PCS cellular service in some markets and prepaid cellular service in other markets. To enhance its primary wireless services, the Company is also striving to expand its offering of other value-added services such as voice mail and Smartpager, a service whereby individuals can send an alphanumeric page to a subscriber without any special software or equipment. The Company is closely monitoring new product offerings and the expansion of existing products and services to ensure those products and services are meeting its customers' needs.

RESULTS OF OPERATIONS

  The following table presents certain items from the Company's condensed consolidated statements of operations and certain other information for the periods indicated.

                                                          Three Months ended          Nine Months ended
                                                             February 28,                February 28,
                                                      --------------------------  --------------------------
                                                          1999          1998          1999          1998
                                                      ------------  ------------  ------------  ------------
                                                     (in thousands, except pagers, ARPU and per share amounts)
Service, rent and maintenance revenue                   $ 10,953        $  9,715      $ 31,630     $ 28,674
Product sales revenue                                      2,168           1,582         5,991        4,484
                                                      ----------    ------------  ------------  -----------
     Total revenues                                       13,121          11,297        37,621       33,158
Net book value of products sold                           (2,177)         (1,801)       (5,875)      (4,787)
                                                      ----------    ------------  ------------  -----------
                                                        $ 10,944        $  9,496      $ 31,746     $ 28,371

Operating expenses                                      $ 11,058        $  9,593      $ 31,103     $ 27,507

Operating income                                        $   (114)       $    (97)     $    643     $    864

Net income/(loss) before preferred stock dividends      $ (1,966)       $  1,773      $ (5,192)    $ (1,583)

Net income/(loss) after preferred stock dividends       $ (2,777)       $  1,066      $ (7,571)    $ (3,658)

Income/(loss) per share after preferred stock
 dividends                                              $  (0.66)       $   0.25      $  (1.79)    $  (0.86)

EBITDA (1)                                              $  3,840        $  3,423      $ 11,614     $ 10,610

Pagers in service at end of period                       385,000         338,300       385,000      338,300

Average revenue per unit ("ARPU")                       $   9.30        $   9.31      $   9.30     $   9.31

___________________________

(1) EBITDA represents earnings before interest, taxes, depreciation and amortization and certain non-recurring charges. EBITDA is a standard measure of financial performance in the paging industry. However, EBITDA is not a measure defined in generally accepted accounting principles ("GAAP") and should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with GAAP. EBITDA is, however, one of the primary financial measures by which the Company's covenants are calculated under the agreements governing the Company's indebtedness. EBITDA for the three months and the nine months ended February 28, 1999 and 1998 does not include gain on the sale of assets.

Results of Operations for the nine months and three months ended February 28,
-----------------------------------------------------------------------------
1999 and 1998
-------------

  Total Revenue:  The total revenue of the Company increased to $37.6 and $13.1
  -------------
million for the nine months and three months ended February 28, 1999 from $33.2 and $11.3 million for the nine months and three months ended February 28, 1998. This increase is due primarily to the increase in the pagers in service resulting from greater market penetration in the Company's existing markets and from the introduction of cellular products and services. Pagers in service increased to approximately 385,000 at February 28, 1999 as compared to 338,300 at February 28, 1998. The Company believes that internal growth due to further penetration of its existing markets will continue and that revenues from cellular products and services will also continue to increase.

   The average revenue per unit ("ARPU") for the nine months ended February 28, 1999 was $9.30 as compared to $9.31 for the nine months ended February 28, 1998. The decrease in ARPU is due to an increase in the percentage of the Company's subscriber base represented by resellers as well as increased competition in the Company's markets. Resellers are businesses that buy airtime at wholesale prices from the Company and sell the service to end users. While the wholesale price to the reseller is lower than the price the Company charges to its other customers, the reseller bears the cost of acquiring, billing, collecting and servicing its subscribers. At February 28, 1999 approximately 38% of the Company's subscriber base is represented by resellers as opposed to approximately 36% at February 28, 1998. Beginning with its March 1, 1999 billing, the Company implemented a slight price increase for its basic paging service in several markets. This price increase will continue in stages during the 4th quarter of fiscal 1999 until the increase is effective for all the Company's markets. This increase should have a positive impact on the Company's ARPU. However, as competitors continue to pursue the Company's customers in the marketplace, the Company may experience a decline in future ARPU. In addition, if the percentage of the Company's subscriber base represented by resellers increases, ARPU will also decline. Nevertheless, the Company expects that the growth of paging units in service and sales of new products and services will increase sufficiently to offset any decline in ARPU and not result in a decrease in total revenue.

   Operating Expenses, excluding depreciation and amortization:  Operating
   -----------------------------------------------------------
expenses, excluding depreciation and amortization, were $20.1 million, 54% of total revenue, for the first nine months of fiscal year 1999 as compared to $17.8 million, 54% of total revenue, for the first nine months of fiscal year 1998; and $7.1 million, 54% of total revenue, for the three months ended February 28, 1999 as compared to $6.1 million, 54% of total revenue, for the three months ended February 28, 1998. Costs have increased due to increased operating expenses associated with new retail store openings and tower lease expenses related to the sale of previously-owned towers.

   Depreciation and amortization:  Depreciation and amortization expense
   ------------------------------
increased to $11.0 and $4.0 million for the nine months and three months ended February 28, 1999, from $9.7 and $3.5 million for the nine months and three months ended February 28, 1998. The increase is due primarily to the additional depreciation recorded on returned leased pagers. The Company expects that this expense will stabilize in the near term as the Company focuses more on selling, rather than leasing, pagers.

  Interest Expense:  Interest expense decreased to $5.9 and $1.9 million for the
  ----------------
nine months and three months ended February 28, 1999 from $6.5 and $2.2 million for the nine months and three months ended February 28, 1998. The decrease in long-term debt under the Credit Agreement at February 28, 1999 versus the long-term debt owed for most of fiscal 1998 combined with lower interest rates in fiscal 1999 are the primary factors contributing to the lower interest costs. These factors, however, are partially offset by the increased amortization of financing costs associated with the Credit Agreement.

  Income tax benefit:  For fiscal year 1999, the Company estimates the effective
  ------------------
tax benefit rate
will be 0%. A valuation allowance has been recorded against deferred tax assets which are not likely to be realized. Specifically, the Company's carryforwards expire at specific future dates and utilization of certain carryforwards is limited to specific amounts each year. However, due to the uncertain nature of their ultimate realization, the Company has established a significant valuation allowance against these carryforward benefits and will recognize benefits only as reassessment demonstrates they are realizable. Realization is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of the Company's income tax expense.

  EBITDA:  EBITDA increased to $11.6 million, 31% of total revenue, for the
  ------
first nine months of fiscal year 1999 from $10.6 million, 32% of total revenue, for the first nine months of fiscal year 1998; and $3.8 million, 29% of total revenue, for the three months ended February 28, 1999 as compared to $3.4 million, 30% of total revenue, for the three months ended February 28, 1998.
The decrease in EBITDA as a percentage of total revenue is due to the fact that operating costs have increased at a faster pace than service revenues, primarily as a result of the Company expanding its retail operations.

FINANCIAL CONDITION

  In January 1998, the Company amended its original agreement (the "Credit Facility") with a group of lenders led by Chase Manhattan Bank. The new agreement (the "Credit Agreement") provides for loans in an amount not to exceed $70 million, as opposed to the $95 million provided for in the original Credit Facility. As of February 28, 1999, $60 million of the Credit Agreement is funded, and $10 million is available for future funding. The Company paid approximately $0.5 million in amendment fees in order to complete the Credit Agreement. These fees have been deferred and are being amortized, using the effective interest method, over the term of the existing loans.

  The Credit Agreement bears interest, at the Company's designation, at a floating rate of the prime rate plus 1% to 2% or LIBOR plus 2% to 3%. These rates vary depending on the leverage ratio of the Company. The Credit Agreement is secured by substantially all of the assets of the Company and its subsidiaries. Borrowings under the Credit Agreement require the principal be repaid in escalating quarterly installments beginning in August 2000 and ending in November 2005. In conjunction with the funding from the original Credit Facility and the Credit Agreement, the Company entered into an interest rate protection agreement that protects $47.5 million of the commitments against future prime rate or LIBOR rate increases above 9.5% for the period August 1998 through July 1999. Costs related to this agreement have been deferred and included with debt issuance costs and are being amortized as additional interest expense over the term of the agreement. The Credit Agreement also requires the maintenance of specified financial and operating covenants and prohibits any payments on the Junior Subordinated Notes and the payment of dividends.

  The Company's paging operations require capital investment to procure pagers and to acquire paging infrastructure equipment to support the Company's growth. The Company's net capital expenditures amounted to $5.1 million and $4.1 million for the first nine months of fiscal years 1999 and 1998, respectively. Management anticipates capital expenditures for the Company to continue to increase as the demand for pagers increases and the Company continues to improve its infrastructure. However, these expenditures may not continue to increase at the current rate as the

Company focuses more of its efforts on selling, rather than leasing, pagers. Capital expenditures will be paid for with cash generated from operations and borrowings under the unused portion of the Credit Agreement.

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

  The Company has contacted its major vendors and received written confirmation of compliance from them. These vendors provide the Company with software programs that cover the transmission of paging signals, invoicing and retention of customer activity and the reporting of the Company's financial and accounting transactions.

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

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

      The Company is party to various legal proceedings arising in the ordinary course of business. However, the Company believes that there is no proceeding, either threatened or pending, against the Company that could result in a material adverse effect on the results of operations or financial condition of the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits,
     --------

Exhibit                                        Page
Number    Title of Exhibit                     Number
------    ----------------                     ------

27        Financial Data Schedule               18


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


                                                  TELETOUCH COMMUNICATIONS, INC.
                                               ---------------------------------
                                                   (Registrant)



Date: April 14, 1999
                                               /s/ J. Richard Carlson
                                               ---------------------
                                               J. Richard Carlson
                                               President
                                               Chief Operating Officer


Date: April 14, 1999
                                               /s/J. Kernan Crotty
                                               --------------------
                                               J. Kernan Crotty
                                               Executive Vice President
                                               Chief Financial Officer
                                               (Principal Accounting Officer)