Form 10-K
period 1999-05-31
TELETOUCH COMMUNICATIONS INC
filed 1999-08-30
CIK 928659

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED: MAY 31, 1999
                                     ------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ________ TO ________

                          Commission File No. 1-13436
                          ----------------------------
                        TELETOUCH  COMMUNICATIONS, INC.
                      (Name of registrant in its charter)

                  Delaware                                75-2556090
       (State or other jurisdiction                      (IRS Employer
     of incorporation or organization)               Identification Number)

         110 N. College, Suite 200, Tyler, Texas 75702  (903) 595-8800
         (Address and telephone number of principal executive offices)
                            ----------------------

Securities registered pursuant to Section 12(b) of the Exchange Act: Common Stock, $0.001 par value; Class A Common Stock Purchase Warrants, listed on the American Stock Exchange.

Securities registered pursuant to Section 12(g) of the Exchange Act: None.

  Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of August 19, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on that date, was approximately $2,015,150. As of August 19, 1999, the registrant had outstanding 4,235,527 shares of Common Stock, 15,000 shares of Series A Preferred Stock, and 87,286 shares of Series B Preferred Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders of the registrant to be held on October 13, 1999 are incorporated by reference into Part III.

                              INDEX TO FORM 10-K
                                      of
                        TELETOUCH COMMUNICATIONS, INC.

                                                                       PAGE NO.
                                                                       --------

                                    PART I
Item 1.   Business                                                            1

Item 2.   Description of Property                                             7

Item 3.   Legal Proceedings                                                   7

Item 4.   Submission of Matters to a Vote of Security Holders                 7

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related
           Shareholder Matters                                                7

Item 6.   Selected Financial Data                                             8

Item 7.   Management's Discussion and Analysis of Results of Operations
           and Financial Condition                                            9

Item 8.   Financial Statements and Supplementary Data                        14

Item 9.   Changes In and Disagreements with Accountants On Accounting
           and Financial Disclosure                                          14

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant                 14

Item 11.  Executive Compensation                                             14

Item 12.  Security Ownership of Certain Beneficial Owners and Management     14

Item 13.  Certain Relationships and Related Transactions                     15

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   15

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


                                    PART I

Item 1.   Business

General

  Teletouch Communications, Inc. ("Teletouch" or the "Company") was incorporated under the laws of the State of Delaware in July 1994 and is headquartered in Tyler, Texas. Teletouch, or one of its several predecessors, has operated paging, two-way mobile communications services, and telemessaging services in East Texas for over 30 years. References to Teletouch or the Company as used throughout this document means Teletouch Communications, Inc. or Teletouch Communications, Inc. and its subsidiaries, as the context requires.

  Teletouch provides paging and other telecommunications services in non-major metropolitan areas and communities. Currently the Company provides services in Alabama, Arkansas, Louisiana, Mississippi, Missouri, Oklahoma, Texas, Tennessee and Florida. The Company has 49 sales offices in eight of those states. Through inter-carrier arrangements, Teletouch also provides nationwide and expanded regional coverage.

  Teletouch has experienced substantial internal and external growth in the past few years. At May 31, 1999 the Company had approximately 394,200 pagers in service as compared to approximately 349,700 and 321,100 at May 31, 1998 and 1997, respectively. For fiscal year 1999 the Company had total revenues of $51.1 million as compared to $45.2 million and $41.4 million in fiscal years 1998 and 1997, respectively. Pagers in service and total revenues from internal growth both increased 13% in fiscal year 1999 as compared to a 9% growth rate in fiscal year 1998.

  Teletouch's overall business strategy is to continue growing in its existing markets as well as to enter similar, adjacent markets by opening new sales offices or acquiring other regional paging companies. The Company would consider acquisitions of paging companies that cover larger metropolitan areas provided that those companies also service markets that are strategically located near the Company's existing markets. Teletouch believes its current markets continue to offer significant growth potential for paging and other wireless services. During the next two years, the Company intends to focus most of its expansion efforts on opening new sales offices in targeted market areas already serviced by its existing paging system and broadening its range of products sold. By reducing overhead costs, expanding sales and marketing efforts, and focusing on customer service, the Company believes that it can improve its operating margins while achieving continued pager unit and revenue growth. Additionally, if the opportunity to acquire other regional paging companies arises, the Company believes it can achieve better operating results than those achieved by the businesses separately by consolidating administrative functions, taking advantage of economies of scale, and sharing common frequencies to offer existing customers a wider area of paging coverage.

Paging Industry Background

  In 1949 the Federal Communications Commission ("FCC") allocated a group of radio frequencies for use in providing one-way and two-way mobile communications services, effectively creating the paging industry. Since then the paging industry has been characterized by consolidation, substantial growth, and technological change. In the early years, the paging industry was highly fragmented, with a large number of small, local operators. Many of the firms that entered the paging business during the first two decades of the industry did so as a complement to their existing telephone answering service or two-way radio communications sales and service businesses. The industry grew slowly as the quality and reliability of equipment gradually improved and consumers began to perceive the benefits of mobile communications. Further improvements in equipment reliability and cost-effective technological innovations accelerated the use of paging services in the 1970s.

  Some of the paging industry's most significant technological developments occurred in the 1980s. The digital display (numeric) pager was introduced and quickly replaced tone and voice pagers as the most popular paging product. In 1982 the FCC allocated additional frequencies, which expanded coverage areas and introduced competition into the market. More significant technological developments have also occurred in the 1990s, including the advent of two-way paging capabilities that do not require the use of traditional or cellular telephones to return a page and cellular telephones that incorporate paging capability.

  Although the one-way paging industry's growth rate is difficult to determine precisely, sources estimate that pagers in service have grown at an annual rate of between 20% and 30% for much of the early 1990s. At the end of 1996, approximately 42 million pagers were in service in the United States and approximately 6 million net new subscribers were added during 1997, resulting in a growth rate of a much lower 14%. As the industry continues to mature, these growth rates are expected to decline further with the number of pagers in service peaking as early as 2002. Factors contributing to the industry's growth include: (i) the increased mobility of the general population; (ii) a continued movement towards a service-based economy; (iii) an increased awareness of the benefits of mobile communications; (iv) the relatively high costs of other mobile communications services such as cellular telephone service; and (v) technological advances in paging equipment and services. In addition to the projected general industry growth, there is opportunity for Teletouch to gain greater market share by offering quality products and services at competitive prices with outstanding customer service.

  Three types of carriers have emerged in the paging industry: (i) large, national paging companies; (ii) regional carriers, including Teletouch, that operate in regional markets in the U.S. that can also offer service outside of their home regions through a network of interconnections between their own systems, a national firm, and/or other regional providers; and (iii) small, single market operators.

The Company's Products and Markets

  Paging Operations

  Teletouch's paging network provides a one-way communications link to its subscribers within a specified coverage area. Each subscriber is assigned a distinct telephone number or personal identification number that a caller dials to activate the subscriber's pager. When one of the Company's paging terminals receives a telephone call for a subscriber, a radio signal is transmitted to the subscriber's pager that then causes the pager to emit a tone, a vibration, or a voice signal to alert the subscriber. Depending on the type of pager used, the subscriber may respond directly to the caller using information displayed on the pager or by calling a designated location or voice mail system to retrieve the message. The advantage of paging over conventional telephone service is that a pager's reception is not restricted to a single location. The advantage over cellular telephones is that pagers are smaller, have a longer battery life, and are substantially less expensive to use. Some cellular subscribers use a pager along with their cellular telephone to screen incoming calls and to lower the expense of their cellular telephone service.

  Teletouch currently provides four basic types of paging services: numeric, alphanumeric, tone-only, and tone-plus-voice. Subscribers carry a pocket-sized radio receiver (a pager) that is preset to monitor a designated radio frequency and is activated by radio signals emitted from a transmitter when a call is received. Numeric pagers display a caller's message that may consist of an area code and telephone number or up to 12 digits of other numeric information. Alphanumeric pagers allow subscribers to receive and store messages consisting of both numbers and letters. With tone-only service, the subscriber's pager produces an audible "beep" or vibration when activated, and tone-plus-voice service causes a subscriber's pager to beep and then play a brief voice message. Subscribers may be paged using traditional or cellular telephones, computer software, alpha entry devices, or over the Internet from the Company's web page. Teletouch is licensed by the FCC to transmit numeric, alphanumeric, tone, and voice messages to pagers it either sells or leases to customers.

  Numeric and alphanumeric paging services have almost completely replaced Teletouch's tone-only or tone-plus-voice services. Today over half of the Company's pagers in service are numeric pagers. Alphanumeric pagers, which were introduced in the mid-1980s, constitute a smaller but increasing percentage of the Company's subscriber base.

  Teletouch also offers its paging subscribers voice mail messaging and Smartpager(R) services. When a subscriber uses voice mail in conjunction with paging service and a caller leaves the subscriber a recorded message, the subscriber is automatically paged. Voice mail employs sophisticated computer technology that allows a subscriber to retrieve these digitally recorded voice messages 24 hours a day from any location by accessing the voice mail system using a touch-tone telephone. The Company's voice mail systems provide complete message privacy, allow for personalized message greetings, and enable voice messages to be sent to a large group of people simultaneously.

  Teletouch's Smartpager(R) service allows individuals to send an alphanumeric page to a subscriber without any special software or equipment. Subscribers are assigned a toll free number to give to friends, family, and associates who can then call and leave messages with a Teletouch operator. Operators, available 24 hours a day, immediately transmit these messages to subscribers.

  Paging companies have traditionally distributed their services through direct marketing and sales activities. In recent years, though, additional distribution channels have evolved. These channels include (i) carrier-operated stores; (ii) resellers, who purchase paging services on a wholesale basis from carriers and resell those services on a retail basis to their own customers; (iii) agents who solicit customers for carriers and are compensated on a commission basis; and
(iv) retail outlets that often sell a variety of merchandise, including pagers and other telecommunications equipment. Historically, most paging subscribers have been business users. However, pager use among retail consumers has increased significantly in recent years. In addition, paging subscribers have increasingly chosen to purchase rather than lease their pagers as equipment costs have declined. The Company expects such trends to continue.

  Teletouch's paging customers include various-sized companies with field sales and service operations, individuals in occupations requiring substantial mobility and the need to receive timely information, and a rapidly expanding base of individual consumers who use pagers to stay in touch with friends and family. Some of the Company's customers even use pagers rather than home telephones as their primary means of communication. These customers respond to pages using pay phones or the telephones of friends and family. Teletouch is not dependent upon any single or small group of customers for a material part of its overall business.

  Teletouch's sales strategy is to concentrate on business accounts and on individuals who value continuity, quality, and personal service. Historically, the Company has leased pagers to a large percent of its business accounts. As the price of pagers has dropped, the Company has begun increasingly to emphasize pager sales over rentals. Teletouch offers its subscribers a high level of technical support and provides a full range of dependable communications devices and services.

  The Company now markets all its products and services under the Teletouch name. In order to access the broadest possible market, the Company uses multiple paging distribution channels. These channels include (i) Company-operated sales offices, including mall and other shopping center locations, that sell pagers to the consumer market; (ii) a direct sales staff that concentrates on business accounts; (iii) resellers, who purchase pagers and paging services in bulk and resell them to their own subscribers; and (iv) the resale of other paging carriers' services when customers require coverage outside Teletouch coverage areas.

  Cellular Operations

  In December 1998, Teletouch launched its own brand of prepaid cellular telephone service, utilizing the resale of telecommunication service which it buys at wholesale prices. The company also began to offer PCS cellular service, as an agent for Sprint PCS, in several of its markets. At year-end the Company was offering prepaid cellular service in 23 of its stores and Sprint PCS service in 13 of its sales offices. Teletouch has also begun offering cellular products and services through its direct sales and reseller channels. As with pagers, the Company is focusing on selling rather than leasing its cellular products.

  Teletouch began offering these cellular services as a convenience to existing customers who wished to purchase cellular service in addition to paging service. However, Teletouch focuses on other factors in addition to convenience in its prepaid cellular strategy. The Company currently targets those customers who wish to have cellular service and be able to better control their monthly cellular telephone expense or who have difficulty getting credit approval with traditional cellular companies.

  Two-Way Radio Operations

  Since 1963, Teletouch has been an authorized Motorola two-way radio dealer in the East Texas area. The Company has locations in both Tyler and Longview and services most of the law enforcement and public safety agencies as well as other industries in a ten-county area. Teletouch is currently a member of Motorola's Pinnacle Club, a group of 700 preferred Motorola dealers, and has recently been ranked number 33 among that group.

Financial Information about Industry Segments

  Teletouch operates in the wireless telecommunications industry, providing paging and messaging, cellular, and two-way radio services to a diversified customer base. As of and for the years ending May 31, 1999, 1998, and 1997, the Company had no foreign operations.

  Teletouch's cellular and two-way radio operations represent less than 10% individually and in the aggregate of revenue, operating income, and assets of the Company.

Sources of System Equipment and Inventory

  Teletouch does not manufacture its paging network equipment, including but not limited to antennas, transmitters, and paging terminals, nor does it manufacture any of the pagers, cellular telephones, or two-way radios it sells or leases. This equipment is available for purchase from multiple sources, and the Company anticipates that such equipment will continue to be available in the foreseeable future, consistent with normal manufacturing and delivery lead times. Because of the high degree of compatibility among different models of transmitters, computers and other paging and voice mail equipment manufactured by its suppliers, Teletouch's paging network is not dependent upon any single source of such equipment. The Company currently purchases pagers and transmitters from several competing sources and its paging terminals from Glenayre, a leading manufacturer of mobile communications equipment. Cellular telephones used in the Company's prepaid cellular business are presently available from a limited number of suppliers, but additional suppliers are actively being sought. Two-way radios are also available from several sources.

  Teletouch continually evaluates potential products to offer in its sales offices since those offices primarily target the consumer market, and consumers have consistently requested other telecommunication products in addition to paging, voice mail, and cellular services. Services such as internet access, long distance, and local telephone service are currently being investigated. Teletouch plans to continue introducing new products and services to its customers as viable ones are identified.

Competition

  Competition for subscribers is based primarily on the price and quality of services offered and the geographic area covered. Teletouch has one or more direct competitors in all its markets, some of whom have greater financial resources than Teletouch. The Company believes, however, that the price and quality of its services and its geographic coverage areas within its markets compare favorably with those of its competitors.

  Although some competitors are small, privately owned companies serving only one market area, others are subsidiaries or divisions of larger companies, such as telephone companies, which provide paging and other telecommunications services in multiple market areas. Among the Company's competitors are AirTouch Paging, Arch Paging, Beepers Unlimited, Metrocall, Mobilemedia Communications, Inc., and PageNet.

  Companies offering wireless two-way communications services, including cellular, PCS, and specialized mobile radio services ("SMR"), also compete to a certain extent with Teletouch's paging services. Cellular and PCS service is generally more expensive than paging services and where price is a consideration or access to fixed wire communications (such as ordinary telephones) is available, paging can compete successfully with or be an adjunct to cellular and PCS systems. In addition, by offering its own cellular and PCS products and services, Teletouch hopes to compete even more effectively with these other providers. Future technological advances and associated regulatory changes in the industry could also create new products and services that would either put Teletouch at a competitive advantage or disadvantage with other companies.

Patents and Trademarks

  In fiscal year 1999, Teletouch registered the trademark for its Smartpager(R) service, a service that allows individuals to send an alphanumeric page to a subscriber without any special software or equipment. The Company considers this registered trademark to be beneficial and will consider registering trademarks or servicemarks for future services it may provide.

Regulation

  The FCC regulates Teletouch's paging operations under the Communications Act of 1934, as amended (the "Communications Act") by granting the Company licenses to use radio frequencies. These licenses also set forth the technical parameters, such as location, maximum power, and antenna height, under which the Company is permitted to use those frequencies.

  In 1996, the FCC implemented rules that revised the classification of most private-carrier paging licensees. Traditionally, the FCC has classified licenses as either Radio Common Carrier licenses ("RCC") or Private Carrier Paging ("PCP") licenses. Now all licenses are classified either as Commercial Mobile Radio Service ("CMRS") or Private Mobile Radio Service ("PMRS"). Carriers like Teletouch and its competitors, who make service available to the public on a for-profit basis through interconnections with the public switched telephone network, are classified as CMRS licensees. Until recently, Teletouch's RCC licenses were subject to rate and entry regulations in states that chose to impose tariff and certification obligations, whereas PCP licenses were not subject to such regulations. As a result of Congressional legislation, the state regulatory differences between RCCs and PCPs have been eliminated.

  The FCC has also adopted rules that license paging channels in the exclusive UHF and VHF bands, as well as in the exclusive 929 and 931 MHz bands, on a geographic area basis. These geographic area licenses are awarded through auctions. The 929 and 931 MHz bands were auctioned in 1998 and lower bands will be auctioned in the fourth quarter of 1999. Incumbent licensees, such as Teletouch, will retain their exclusivity under the FCC's new rules. The Company also operates paging systems utilizing shared, non-exclusive frequencies below 929 MHz. The FCC has indicated that these shared frequencies will not be subject to these upcoming auctions.

  The FCC grants radio licenses for varying terms of up to 10 years, and renewal applications must be approved by the FCC. In the past, FCC renewal applications have been more or less routinely granted. Although there can be no assurance the FCC will approve or act upon Teletouch's future applications in a timely manner, the Company believes that such applications will continue to be approved with minimal difficulties.

  Teletouch regularly applies to the FCC for authority to use additional frequencies and to add additional transmitter sites to expand coverage on existing frequencies. Under current FCC guidelines, the Company can expand its coverage and add additional sites only on frequencies formerly classified as PCP frequencies below 929 MHz. All other paging frequencies on which Teletouch holds licenses are frozen in a status quo condition pending the final announcement and implementation of geographic area licensing auctions. The Communications Act also requires prior FCC approval for the Company's acquisitions of radio licenses held by other companies, as well as transfers of controlling interests of any entities that hold radio licenses. Although there can be no assurance the FCC will approve or act upon Teletouch's future applications in a timely manner, the Company knows of no reason to believe such applications would not be approved or granted. The FCC has also determined that all major modification and expansion applications will be subject to competitive bidding ("auction") procedures. Teletouch cannot predict the impact of these procedures on its licensing practices.

  The Communications Act requires the FCC to limit foreign ownership of licenses. These foreign ownership restrictions limit the percentage of company stock that may be owned or voted, directly or indirectly, by aliens or their representatives, a foreign government or its representatives, or a foreign corporation. The FCC also has the authority to restrict the operation of licensed radio facilities or to revoke or modify such licenses. The FCC may adopt changes to its radio licensing rules at any time, subject to following certain administrative procedures. The FCC may also impose fines for violations of its rules. Under certain circumstances, Teletouch's license applications may be deemed "mutually exclusive" with those of other paging companies, in which case the FCC would select between the mutually exclusive applicants. The FCC has previously used lottery procedures to select between mutually exclusive paging applications; however, in response to a Congressional mandate, the FCC adopted rules to grant mutually exclusive CMRS paging applications through the auction process.

  The FCC could change its rules or policies in a manner that could have a material adverse effect on the Company's business. Such actions could affect the scope and manner of Teletouch's services, or could lead to increased competition in the paging industry. Beginning in 1994, the FCC was ordered by Congress to hold auctions to award licenses for new personal communications services. These and other new mobile services could compete directly or indirectly with the Company. In addition, from time to time, federal and state legislators propose legislation that could affect the Company's business either beneficially or adversely. Teletouch cannot predict the impact of such legislative actions on its operations.

  The foregoing description of certain regulatory factors does not purport to be a complete summary of all the present and proposed legislation and regulations pertaining to the Company's operations.

Employees

  At May 31, 1999, Teletouch employed approximately 350 people, of which almost 300 were full-time. Most of these individuals were in sales, operations support, and clerical roles. The Company considers its relationships with its employees to be satisfactory and is not a party to any collective bargaining agreement.

Item 2.   Description of Property

  Teletouch owns an office building and a transmitter site, along with the broadcast tower on that site. In addition, the Company currently leases 57 retail and office locations in its market areas, including its executive offices in Tyler, Texas. Teletouch also leases transmitter sites on commercial towers, buildings, and other fixed structures in approximately 329 locations. The Company's leases are for various terms and provide for monthly rental payments at various rates. Teletouch is obligated to make total lease payments of approximately $2.1 million under its office facility and tower site leases for fiscal year 2000. See Note H in the Notes to Consolidated Financial Statements.

  The Company believes that its facilities are adequate for its current needs and that it will be able to obtain additional space as needed at reasonable cost.

Item 3.   Legal Proceedings

  Teletouch is party to various legal proceedings arising in the ordinary course of business. The Company believes there is no proceeding, either threatened or pending, against it that could result in a material adverse effect on its results of operations or financial condition.

Item 4.   Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1999.


                                    PART II


Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters

  On April 6, 1998, Teletouch's securities began trading on the American Stock Exchange ("AMEX") under the symbols TLL and TLL' and ceased trading on The NASDAQ Small Cap Market(TM) ("NASDAQ"). Also on April 6, 1998, the Company terminated its Boston Stock Exchange listing.

  The following table presents, for the periods indicated, the reported high and low transaction prices for Teletouch Common Stock and Class A Warrants for the periods such securities were traded on NASDAQ or the AMEX as noted above. Such prices reflect inter-dealer prices, but do not include retail mark-ups, markdowns, or commissions and may not necessarily represent actual transactions. All share prices have been adjusted to give effect to the two-for-three reverse stock split that took effect June 25, 1998.

                                     Common Stock                 Class A Warrants
                                -----------------------        ----------------------
                                   High         Low               High        Low
                                ----------  -----------        ----------  ----------
Fiscal Year 1998
   1st Quarter                       3-3/4        2-5/8              9/32        3/16
   2nd Quarter                       3-3/4        2-5/8             21/64        3/16
   3rd Quarter                       3-3/4        2-1/4              9/32        3/16
   4th Quarter                     4-11/16        3-3/8               3/4        3/16
Fiscal Year 1999
   1st Quarter                      5-7/16       3-1/16               1/4        1/32
   2nd Quarter                       3-1/8        2-1/2              1/32        1/32
   3rd Quarter                      3-1/16      1-13/16              1/16        1/32
   4th Quarter                           2        1-1/8              1/16        1/32

_____________________

  As of August 19, 1999, 4,235,527 shares of common stock, 15,000 shares of Series A preferred stock, 87,286 shares of Series B preferred stock, 1,533,333 Class A Warrants, 2,660,840 Common Stock Purchase Warrants, and 324,171 Series B Preferred Stock Purchase Warrants were outstanding. Also as of August 19, 1999, there were 39 holders of record of the Common Stock and 17 holders of record of the Class A Warrants based upon information furnished by Continental Stock Transfer & Trust Company, New York, New York, the transfer agent for the Common Stock and the Class A Warrants. The number of holders of record does not reflect the number of beneficial holders, estimated to be in excess of 800, of Teletouch's Common Stock or Class A Warrants for whom shares and warrants are held by banks, brokerage firms, and others.

  Teletouch has never paid and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Dividends on the Series A Preferred Stock accrue at 14% per annum and may be paid in kind by issuing additional securities. Cash dividends on the Company's Common Stock or Preferred Stock, and the redemption of the Preferred Stock, are prohibited so long as the Credit Agreement (discussed in Note F in the Notes to the Consolidated Financial Statements) is outstanding.

Item 6.   Selected Financial Data

  The following table presents certain items from the Company's consolidated statements of operations and certain other information for the periods indicated.

                                                                    (In Thousands, except Per Share Data)
                                                      1999           1998          1997            1996           1995
                                                  ------------   ------------   ------------   ------------   ------------
Service, rent, and maintenance revenue..........  $     42,792   $     38,831   $     35,478   $     26,854   $      7,338
Product sales revenue...........................         8,346          6,328          5,911          4,871          1,336
                                                  ------------   ------------   ------------   ------------   ------------
   Total revenues...............................        51,138         45,159         41,389         31,725          8,674
Net book value of products sold.................        (8,000)        (6,634)        (6,506)        (5,165)        (2,084)
                                                  ------------   ------------   ------------   ------------   ------------
                                                  $     43,138   $     38,525   $     34,883   $     26,560   $      6,590
Operating expenses..............................        42,678         38,329         36,212         27,160          6,692
                                                  ------------   ------------   ------------   ------------   ------------
Operating income................................           460            196         (1,329)          (600)          (102)
Interest expense, net...........................        (7,823)        (8,535)        (8,177)        (6,421)        (1,626)
Gain on sale of assets..........................            23          4,171             --             --            103
                                                  ------------   ------------   ------------   ------------   ------------
Loss before income taxes........................        (7,340)        (4,168)        (9,506)        (7,021)        (1,625)
Income tax expense/(benefit)....................            --             48           (476)        (2,201)          (188)
                                                  ------------   ------------   ------------   ------------   ------------
Loss before extraordinary item..................        (7,340)        (4,216)        (9,030)        (4,820)        (1,437)
Extraordinary item..............................            --             --         (3,389)            --             --
                                                  ------------   ------------   ------------   ------------   ------------
Net loss before preferred stock dividends.......  $     (7,340)  $     (4,216)  $    (12,419)  $     (4,820)  $     (1,437)
                                                  ============   ============   ============   ============   ============

Loss per share applicable to common stock:
-----------------------------------------
Loss before extraordinary item..................  $      (2.52)  $      (1.66)  $      (2.72)  $      (1.72)  $      (0.58)
Extraordinary item..............................            --                         (0.80)            --             --
                                                  ------------   ------------   ------------   ------------   ------------
Net loss........................................  $      (2.52)  $      (1.66)  $      (3.52)  $      (1.72)  $      (0.58)
                                                  ============   ============   ============   ============   ============

EBITDA (1)(2)(3)(4).............................  $     15,508   $     14,316   $     12,402   $      9,337   $      1,720
                                                  ============   ============   ============   ============   ============
Pagers in service at end of period..............       394,200        349,700        321,100        195,500         68,500
                                                  ============   ============   ============   ============   ============
Average revenue per unit ("ARPU")...............  $       9.25   $       9.33   $      10.02   $      13.56   $      14.35
                                                  ============   ============   ============   ============   ============
Total assets....................................  $     81,256   $     87,194   $     92,173   $     83,962   $     32,252
                                                  ============   ============   ============   ============   ============
Long-term debt..................................  $     75,944   $     74,487   $     79,824   $     60,115   $     19,879
                                                  ============   ============   ============   ============   ============

___________________________
(1) EBITDA represents earnings before interest, taxes, depreciation, and amortization (and certain non-recurring income and expenses). EBITDA is a standard measure of financial performance in the paging industry. However, EBITDA is not a measure defined in generally accepted accounting principles ("GAAP") and should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with GAAP. EBITDA is, however, one of the primary financial measures by which the Company's covenants are calculated under its debt agreements.

(2) In May 1999, Teletouch restructured certain administrative activities, resulting in non-recurring costs that have been included in operating expenses. The actual EBITDA shown above excludes the $275,000 of non-recurring costs associated with the restructure, consisting primarily of personnel severance and rent on leases for unoccupied space. EBITDA for fiscal 1999 also excludes the gain on sale of assets.

(3) In May 1998, Teletouch and Premier Paging, Inc. ("Premier") reached a settlement with regard to the termination of the proposed acquisition of Premier. The actual EBITDA shown above excludes $837,000 of non-recurring costs associated with this settlement. EBITDA for fiscal 1998 also excludes the gain on sale of assets.

(4) In July 1996, Teletouch and ProNet, Inc. mutually agreed to terminate a previously announced agreement to merge the Company with a subsidiary of ProNet. The actual EBITDA shown above excludes $527,000 of non-recurring costs associated with the ProNet agreement incurred in fiscal 1997.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

  Certain statements contained herein are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. The Company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the existence of demand for and acceptance of the Company's products and services, regulatory approvals and developments, economic conditions, the impact of competition and pricing, results of financing efforts and other factors affecting the Company's business that are beyond the Company's control. The Company undertakes no obligation and does not intend to update, revise, or otherwise publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

  The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

Overview

  Teletouch is a leading provider of wireless telecommunications services, primarily paging services, in non-major metropolitan areas and communities in the southeast United States. As of May 31, 1999 the Company had approximately 394,200 pagers in service. The Company derives the majority of its revenues from fixed, periodic fees, not dependent on usage, charged to subscribers for paging services. As long as a subscriber remains on service, operating results benefit from the recurring payments of the fixed, periodic fees without incurring additional selling expenses or other fixed costs. Due to the growth from the completion of the acquisitions discussed below, Teletouch's results of operations for prior periods may not be indicative of future performance.

Acquisitions and Disposals

   On December 31, 1997, Teletouch concluded its purchase of certain FCC licenses from GTE for consideration of $0.9 million. Total purchase price was $1.0 million.

  During the first nine months of fiscal year 1997, Teletouch completed the acquisition of all the stock of Russell's Communications, Inc., d.b.a. laPageco and AACS Communications, Inc. for cash consideration of approximately $2.3 million and $1.9 million, respectively. The Company also acquired substantially all the assets of Warren Communications, Inc. for cash consideration of approximately $5.1 million, Dave Fant Company, d.b.a. Oklahoma Radio Systems for cash consideration of approximately $2.1 million and Cimarron Towers Inc. for cash consideration of approximately $0.4 million. Additional consideration for the assets of Cimarron Towers, Inc. was calculated at $1.4 million based on actual performance for the four-month period from September 1996 through December 1996. This additional consideration was paid over a six-month period that began March 1997. Teletouch used the available capacity under its then existing Credit Facility (discussed below under "Financial Condition") to pay for these acquisitions. All these acquisitions made during the first nine months of fiscal year 1997 are referred to collectively as "the Fiscal Year 1997 Acquisitions". The pro forma effects of these acquisitions on the Company's operations were not significant.

  Each of the Fiscal Year 1997 acquisitions was accounted for using the purchase method of accounting. For financial accounting purposes, the total purchase price for these acquisitions was allocated as follows: approximately $0.8 million to property, plant and equipment; $0.2 million to accounts receivable; $0.1 million to inventory and other assets; $4.8 million to FCC Licenses; $4.2 million to subscriber bases; $0.4 million to non-compete agreements, and the remaining amount to goodwill.

  On January 28, 1998, Teletouch sold substantially all of its communications towers for approximately $8.7 million. The proceeds from the sale were used to reduce the outstanding debt under the Credit Facility. Concurrent with the sale, the Company leased space on the towers sold for a period of ten years for approximately $.6 million per year. Teletouch recognized a $4.1 million gain related to the sale of the towers in fiscal 1998 and deferred the remaining $4.0 million gain, which is being amortized into income over the period of the lease.

Results of Operations for the fiscal years ended May 31, 1999, 1998, and 1997

   Total revenue: Teletouch's total revenue increased to $51.1 million in fiscal
   -------------
year 1999 from $45.2 million and $41.4 million in fiscal years 1998 and 1997, respectively. The fiscal year 1999 total revenue increase was a combination of approximately $0.5 million in additional revenues from new cellular products, $0.2 million in additional revenues from one-time two-way radio contracts, and the remainder from an increase in pagers in service resulting from internal growth. The fiscal year 1998 increase over fiscal 1997 was due primarily to greater market penetration and the addition of operating results from the Fiscal Year 1997 Acquisitions for a full year. Pagers in service increased to 394,200 at May 31, 1999 as compared to 349,700 and 321,100 at May 31, 1998 and 1997, respectively. The Fiscal Year 1997 Acquisitions added 97,000 additional pagers during fiscal year 1997.

  The positive impact on total revenue of the increase in pagers in service is partially offset by the decline in average revenue per unit ("ARPU"). ARPU for the year ended May 31, 1999 was $9.25 as compared to $9.33 and $10.02 for the years ended May 31, 1998 and May 31, 1997, respectively. The decrease in ARPU is primarily due to an increase in the percentage of the Company's subscriber base represented by resellers as well as increased competition in the Company's markets. Resellers are businesses that buy airtime at wholesale prices from Teletouch and sell the service to end users. While the wholesale price to a reseller is lower than the price the Company charges to its other customers, a reseller bears the cost of acquiring, billing, collecting and servicing its subscribers. At May 31, 1999 approximately 39% of the Company's subscriber base was represented by resellers as opposed to 36% at May 31, 1998 and 37% at May 31, 1997. Prior to the Fiscal Year 1997 Acquisitions, resellers only accounted for approximately 16% of the Company's subscriber base. Beginning with its March 1999 billing, Teletouch implemented a minor price increase for its basic paging service in several of its markets. This increase was implemented throughout the 4th quarter of fiscal year 1999 until it was effective for all markets. The price increase will have a positive impact on the Company's future ARPU, but as competitors continue to pursue its customers in the marketplace and as the percentage of its subscriber base represented by resellers increases, ARPU will continue to decline. Nevertheless, Teletouch expects that the growth of paging units in service and the introduction of new products and services will increase sufficiently to offset any decline in ARPU and not result in a decrease in total revenue.

  Operating expenses, excluding depreciation and amortization: Operating
  -----------------------------------------------------------
expenses, excluding depreciation and amortization, were $27.9 million, 55% of total revenue, for fiscal year 1999 as compared to $25.0 million, 55% of total revenue, and $23.0 million, 56% of total revenue, for the fiscal years 1998 and 1997, respectively. Costs increased in fiscal 1999 over fiscal 1998 primarily because of new retail store openings, tower lease expenses related to the sale of previously owned towers, and the cost of a restructuring that occurred in May 1999, resulting in $0.3 million of non-recurring costs. Payroll expenses, sales commissions, office and tower leases, and network costs represented the most significant line item increases in fiscal 1999. Increased costs in fiscal 1998 over 1997 were primarily attributable to the inclusion of the Fiscal Year 1997 Acquisitions' operating results for an entire year in fiscal 1998. In addition, for the year ended May 31, 1998, $0.8 million of non-recurring costs were included in operating expenses related to costs incurred in connection with the settlement of a lawsuit due to a terminated acquisition. Similar non-recurring costs were $0.5 million in fiscal year 1997. Operating costs as a percentage of total revenue have either decreased or remained flat as the Company's customer base has grown sufficiently to generate revenues at rates that have absorbed the increased costs.

   Depreciation and amortization: Depreciation and amortization expense
   -----------------------------
increased to $14.8 million in fiscal year 1999 from $13.3 million and $13.2 million in fiscal years 1998 and 1997, respectively. Additional depreciation recorded on returned lease pagers accounted for most of the increase in fiscal 1999 over 1998. Teletouch's emphasis on selling rather than leasing pagers should stabilize this expense in the future. The increase in fiscal 1998 over fiscal 1997 was due primarily to increased amortization of intangible assets associated with the Fiscal Year 1997 Acquisitions, which were included in results of operations for a full year in fiscal 1998, and to the acquisition of additional tangible assets.

  Interest expense: Net interest expense decreased to $7.8 million in fiscal
  ----------------
year 1999 from $8.5 million and $8.2 million in fiscal years 1998 and 1997, respectively. The decrease in long-term debt under the Credit Agreement (discussed below under "Financial Condition") combined with lower interest rates were the primary factors contributing to lower interest costs. These factors, however, were partially offset by increased amortization of financing costs associated with the Credit Agreement.

  Income tax benefit: At May 31, 1999 Teletouch had a net operating loss
  ------------------
carryforward of approximately $16.5 million that will begin to expire in fiscal 2012. For fiscal year 2000 the Company estimates that no tax benefit will be recorded. A valuation allowance has been recorded against deferred tax assets that are not likely to be realized. Specifically, the Company's carryforwards expire at specific future dates, and utilization of certain carryforwards is limited to specific amounts each year. However, due to the uncertain nature of their ultimate realization, Teletouch has established a valuation allowance against these carryforward benefits and will recognize benefits only as reassessment demonstrates they are realizable. Realization is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefit of the carryforwards will be recorded in future operations as a reduction of the Company's income tax expense.

  EBITDA: EBITDA increased to $15.5 million, 30% of total revenue ($15.2
  ------
million, 30% of total revenue, including the $0.3 million of costs associated with the restructuring), in fiscal year 1999 as compared to $14.3 million, 32% of total revenue ($13.5 million, 30% of total revenue, including the $0.8 million of costs associated with a terminated acquisition), in fiscal year 1998 and $12.4 million, 30% of total revenue ($11.9 million, 29% of total revenue, including the $0.5 million of costs associated with the terminated ProNet merger), in fiscal year 1997. As a percentage of total revenue, EBITDA did not increase in fiscal 1999 because new retail store openings, increased tower lease expenses due to the sale/leaseback transaction, and restructuring costs caused expenses to grow slightly faster than revenues. In fiscal 2000, revenues from the fiscal 1999 store openings should grow faster than expenses for those locations. However, more new retail store openings in fiscal 2000 could once again keep EBITDA from growing as a percentage of total revenue. The increase in EBITDA as a percentage of total revenue in fiscal 1998 over fiscal 1997 was due primarily to internal growth in the Company's existing markets.

Financial Condition

  Due to improved operating results, Teletouch's cash balance was $5.8 million at May 31, 1999 as compared to $4.6 million at May 31, 1998.

   Cash provided by operating activities increased to $10.5 million in fiscal year 1999 from $8.4 million and $6.9 million in fiscal years 1998 and 1997, respectively. The Company expects that cash flow provided from operations will be sufficient to fund its working capital needs in the near term. Teletouch may, however, use funds available under the Credit Agreement (discussed below) to fund future acquisitions, if any.

  On January 28, 1998, Teletouch sold substantially all of its communications towers for approximately $8.7 million. The proceeds from the sale were used to reduce the outstanding debt under the Credit Facility. Concurrent with the sale, the Company leased space on the towers sold for a period of ten years for approximately $.6 million per year. Teletouch recognized a $4.1 million gain related to the sale of the towers in fiscal 1998 and deferred the remaining $4.0 million gain, which is being amortized into income on a straight-line basis over the period of the lease.

  Teletouch's operations require capital investment to purchase inventory for lease to customers and to acquire paging infrastructure equipment to support the Company's growth. Net capital expenditures, including pagers, amounted to $7.6 million, $5.8 million and $5.8 million for fiscal 1999, 1998, and 1997, respectively. The fiscal year 1999 increase over fiscal year 1998 was primarily in leased pagers, the addition of new transmitter sites, and capital investments in new retail stores. Teletouch anticipates capital expenditures will be flat in fiscal 2000 as the Company continues to open new retail stores, improve its infrastructure, and meet its subscribers' pager needs. Teletouch will pay for these expenditures with cash generated from operations and, if necessary, borrowings under the unused portion of the Credit Agreement (discussed below).

  In January 1998, Teletouch amended its original agreement (the "Credit Facility") with a group of lenders, led by Chase Manhattan Bank. The new agreement (the "Credit Agreement") provides for loans in an amount not to exceed $70 million, as opposed to the $95 million provided for in the original Credit

Facility. As of May 31, 1999, $60 million of the Credit Agreement was funded, and $10 million is available for future funding. To complete the Credit Agreement, the Company paid approximately $0.5 million in amendment fees. These fees have been deferred and are being amortized, using the effective interest method, over the term of the existing loans.

  The funding from the original Credit Facility was used to repay the FINOVA Loan and to provide the financing necessary to complete the Fiscal Year 1997 Acquisitions (discussed in Note B in the Notes to Consolidated Financial Statements) and to provide additional working capital. As a result of the early repayment of the FINOVA Loan, Teletouch paid a $1 million prepayment penalty to FINOVA. The prepayment penalty of $1 million and unamortized deferred loan costs associated with the FINOVA Loan of approximately $2.6 million were recorded as an extraordinary expense item in the first quarter of fiscal year 1997. Direct costs incurred in connection with obtaining the original Credit Facility of approximately $3.6 million have been deferred and are being amortized, using the effective interest rate method, over the term of the existing loans.

  The Credit Agreement bears interest, at the Company's designation, at a floating rate of the prime rate plus 1% to 2% or LIBOR plus 2% to 3%. These rates vary depending on the leverage ratio of the Company. The Credit Agreement is secured by substantially all of the assets of Teletouch and its subsidiaries. Borrowings under the Credit Agreement require the principal be repaid in escalating quarterly installments beginning in August 2000 and ending in November 2005. In conjunction with the funding from the original Credit Facility and the Credit Agreement, the Company entered into an interest rate protection agreement that protects $47.5 million of the commitments against future prime rate or LIBOR rate increases above 9.5% for the period August 1998 through July 1999. Costs related to this agreement have been deferred and included with debt issuance costs and are being amortized as additional interest expense over the term of the agreement. For fiscal 1999, the weighted-average interest rate on the Credit Agreement was 7.9%. The Credit Agreement also requires the maintenance of specified financial and operating covenants, with which Teletouch is in compliance at May 31, 1999, and prohibits any payments on the Junior Subordinated Notes and the payment of dividends.

New Accounting Announcements

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting guidelines for derivatives and requires an establishment to record all derivatives as assets or liabilities on the balance sheet at fair value. Additionally, this statement establishes accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. Any derivative that qualifies as a hedge, depending upon the nature of that hedge, will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. SFAS No. 133 is effective for years beginning after June 15, 2000. Teletouch is currently analyzing the implementation requirements and does not anticipate that the adoption of this statement will have a material impact on its consolidated balance sheets, statements of operations, or cash flows.

Impact of Year 2000

  Teletouch has developed a Year 2000 compliance plan to address the issue of software currently in use that may have time or date sensitivity that requires correction. If not addressed, system failures or miscalculations could cause disruptions of operations, including, among other things, a temporary inability to process transactions, prepare invoices, or engage in similar normal business activities.

  Teletouch has contacted its major vendors and received written confirmation of Year 2000 compliance from them. These vendors provide the Company with software programs that cover the transmission of paging signals, invoicing and retention of customer activity, and the reporting of the Company's financial and accounting transactions.

  All of these programs are covered under existing maintenance agreements, and no significant costs have been incurred with respect to Year 2000 compliance issues.

  Although Teletouch has received assurances that it will be Year 2000 compliant and expects no significant issues or expenses with respect to Year 2000, the Company is continuing to review its product offering for potential problems. Teletouch is also in the process of developing Year 2000 contingency plans in the event of unforeseen circumstances.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

  The risk inherent in Teletouch's market risk sensitive instruments is the potential loss arising from adverse changes in interest rates. The Company's earnings are affected by changes in interest rates due to the impact those changes have on its variable-rate debt obligations, which represented approximately 79% of its total long-term obligations as of May 31, 1999. If interest rates average one percent more in fiscal 2000 than they did during fiscal 1999, the Company's interest expense would increase by approximately $0.6 million. The impact of an increase in interest rates was determined based on the impact of the hypothetical change in interest rates on the Company's variable-rate long-term obligations as of May 31, 1999. The preceding sensitivity analysis does not, however, consider the effects that such changes in interest rates may have on overall economic activity, nor does it consider additional actions the Company may take to mitigate its exposure to such changes. Actual results may differ from the above analysis.

Item 8.   Financial Statements and Supplementary Data

  The financial statements required by this item are included in this report beginning on page F-1.

Item 9. Changes In and Disagreements with Accountants On Accounting and Financial Disclosure

  None.

                                   PART III


Item 10.  Directors and Executive Officers of the Registrant

  Teletouch incorporates by reference information regarding directors and executive officers from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held October 13, 1999.

Item 11.  Executive Compensation

  Teletouch incorporates by reference information regarding executive compensation from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held October 13, 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

   Teletouch incorporates by reference information regarding security ownership of certain beneficial owners and management from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held October 13, 1999.

Item 13.  Certain Relationships and Related Transactions.

  Teletouch incorporates by reference information regarding certain relationships and related transactions from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held October 13, 1999.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Exhibits.

Exhibit
Number         Title of Exhibit
------         ----------------

21             Subsidiaries
27             Financial Data Schedule

(b)  Reports on Form 8-K

     Teletouch filed no reports on Form 8-K during the fourth quarter of Fiscal 1999.

                  Index to Consolidated Financial Statements


Report of Independent Auditors...........................  F-2

Consolidated Balance Sheets..............................  F-3

Consolidated Statements of Operations....................  F-4

Consolidated Statements of Cash Flows....................  F-5

Consolidated Statements of Shareholders' Equity..........  F-6

Notes to Consolidated Financial Statements...............  F-7

               Report of Ernst & Young LLP, Independent Auditors

We have audited the accompanying consolidated balance sheets of Teletouch Communications, Inc. and subsidiaries as of May 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended May 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teletouch Communications, Inc. and subsidiaries at May 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 1999, in conformity with generally accepted accounting principles.

                                    /s/ Ernst & Young LLP

Dallas, Texas
August 2, 1999

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, except share data)

                                                                                                   May 31, 1999       May 31, 1998
                                                                                                  --------------      -------------
          ASSETS
CURRENT ASSETS:
     Cash and cash equivalents...............................................................           $  5,787              4,567
     Accounts receivable, net of allowance of $167 in 1999 and $131 in 1998                                1,788              1,631
     Inventory...............................................................................              4,936              3,347
     Deferred income tax assets..............................................................                 56                 44
     Note receivable.........................................................................                500              1,107
     Certificates of deposit, restricted as to use...........................................                725                 --
     Prepaid expenses and other current assets...............................................              1,099                494
                                                                                                        --------           --------
                                                                                                          14,891             11,190

PROPERTY, PLANT AND EQUIPMENT, net of
     accumulated depreciation of $10,671 in 1999 and $9,134 in 1998..........................             18,733             20,221

GOODWILL, INTANGIBLES, AND OTHER ASSETS:
     Goodwill................................................................................             24,786             24,786
     Subscriber bases........................................................................             28,225             28,225
     FCC licenses............................................................................             21,741             21,720
     Non-compete agreements..................................................................                700                700
     Debt issue costs........................................................................              4,100              4,124
     Other...................................................................................                150                 50
     Accumulated amortization................................................................            (32,070)           (23,822)
                                                                                                        --------           --------
                                                                                                          47,632             55,783
                                                                                                        --------           --------
                                                                                                        $ 81,256           $ 87,194
                                                                                                        ========           ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses...................................................           $  4,711           $  4,765
     Current portion of unearned sale/leaseback profit..................................                     405                405
     Deferred revenue........................................................................              1,514              1,177
                                                                                                        --------           --------
                                                                                                           6,630              6,347
LONG-TERM LIABILITIES:
     Long term debt..........................................................................             75,944             74,487
     Unearned sale/leaseback profit..........................................................              3,102              3,507
                                                                                                        --------           --------
                                                                                                          79,046             77,994
COMMITMENTS AND CONTINGENCIES                                                                                 --                 --
DEFERRED INCOME TAXES                                                                                      1,042              1,030
SHAREHOLDERS' EQUITY:
     Series A cumulative convertible preferred stock, $.001 par value, 15,000 shares
     authorized, issued, and outstanding in 1999 and 1998....................................                 --                 --
     Series B convertible preferred stock, $.001 par value, 411,457 shares authorized,
     87,286 shares issued and outstanding in 1999 and 87,287 in
     1998....................................................................................                 --                 --
     Common stock, $.001 par value, 25,000,000 shares authorized, 4,235,527 shares issued
     and outstanding in 1999 and 4,235,611 in 1998...................                                          4                  4

     Additional paid-in capital..............................................................             24,816             24,761
     Accumulated deficit.....................................................................            (30,282)           (22,942)
                                                                                                        --------           --------
                                                                                                          (5,462)             1,823
                                                                                                        --------           --------
                                                                                                        $ 81,256           $ 87,194
                                                                                                        ========           ========

                See Accompanying Notes to Financial Statements

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (In Thousands, except shares and per share amounts)


                                                                                        Year ended May 31,
                                                               ----------------------------------------------------------------
                                                                       1999                    1998                  1997
                                                               --------------------     ------------------    -----------------
Service, rent, and maintenance revenue.....................    $             42,792     $           38,831    $          35,478
Product sales revenue......................................                   8,346                  6,328                5,911
                                                               --------------------     ------------------    -----------------
   Total revenues..........................................                  51,138                 45,159               41,389
Net book value of products sold............................                  (8,000)                (6,634)              (6,506)
                                                               --------------------     ------------------    -----------------
                                                                             43,138                 38,525               34,883
Costs and expenses:
     Operating.............................................                  12,149                 11,016                9,663
     Selling...............................................                   5,657                  4,190                4,417
     General and administrative............................                  10,099                  9,003                8,401
     Depreciation and amortization.........................                  14,773                 13,283               13,204
     Merger termination charges............................                      --                    837                  527
                                                               --------------------     ------------------    -----------------
Total costs and expenses...................................                  42,678                 38,329               36,212
                                                               --------------------     ------------------    -----------------
Operating income/(loss)....................................                     460                    196               (1,329)

Gain on sale of assets.....................................                      23                  4,171                   --

Interest expense, net......................................                  (7,823)                (8,535)              (8,177)
                                                               --------------------     ------------------    -----------------
Loss before income taxes and extraordinary item............                  (7,340)                (4,168)              (9,506)

Income tax expense/(benefit)...............................                      --                     48                 (476)
                                                               --------------------     ------------------    -----------------

Loss before extraordinary item.............................                  (7,340)                (4,216)              (9,030)

Extraordinary item, early debt retirement
     net of income tax benefit of $179.....................                      --                     --               (3,389)
                                                               --------------------     ------------------    -----------------

Net loss...................................................                  (7,340)                (4,216)             (12,419)
Preferred stock dividends..................................                  (3,325)                (2,824)              (2,470)
                                                               --------------------     ------------------    -----------------

Loss applicable to common stock............................    $            (10,665)    $           (7,040)   $         (14,889)
                                                               ====================     ==================    =================

Loss per share:
     Loss before extraordinary item........................    $              (2.52)    $            (1.66)   $           (2.72)
     Extraordinary item....................................                      --                     --    $           (0.80)
                                                               --------------------     ------------------    -----------------
                                                               $              (2.52)    $            (1.66)   $           (3.52)
                                                               ====================     ==================    ==================
Weighted Avg Shares Outstanding-Basic and Diluted..........               4,235,527              4,235,611             4,231,611
                                                               ====================     ==================    ==================

                See Accompanying Notes to Financial Statements

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                        Year ended May 31,
                                                                   ----------------------------------------------------------------
                                                                          1999                    1998                  1997
                                                                   --------------------     ------------------    -----------------
Operating Activities:
     Net loss....................................................  $             (7,340)    $           (4,216)   $         (12,419)
     Adjustments to reconcile net loss to net cash
      Provided by operating activities:
     Loss on early retirement of debt............................                    --                     --                3,389
     Depreciation and amortization...............................                14,773                 13,283               13,204
     Non cash consulting expense.................................                    55                     --                   --
     Non cash interest expense...................................                 3,032                  2,738                2,557
     Provision for losses on accounts receivable.................                   779                    745                1,197
     Gain on sale of assets......................................                   (23)                (4,171)                  --
     Amortization of unearned sale/leaseback profit..............                  (405)                  (135)                  --
     Deferred income taxes.......................................                    --                    (37)                (476)
     Changes in operating assets and liabilities:
          Accounts receivable, net...............................                  (936)                  (805)                (893)
          Inventories............................................                   417                   (117)                 435
          Prepaid expenses and other assets......................                   (95)                   353                  (32)
          Accounts payable and accrued expenses..................                   (54)                   405                  212
          Deferred revenue.......................................                   337                    385                 (254)
                                                                   --------------------     ------------------    -----------------
Net cash provided by operating activities........................                10,540                  8,428                6,920

Investing Activities:
     Capital expenditures, including pagers......................                (7,642)                (5,821)              (5,836)
     Acquisitions, net of cash acquired..........................                    --                   (900)             (12,622)
     Deferred costs associated with acquisitions.................                    (2)                    --                  251
     Purchase of certificates of deposit.........................                  (725)                    --                   --
     Net proceeds from sale of assets............................                    49                  7,511                   10
                                                                   --------------------     ------------------    -----------------
Net cash provided by (used for) investing activities.............                (8,320)                   790              (18,197)

Financing Activities:
     Debt incurred in connection with acquisitions...............                    --                     --               12,622
     Proceeds from new debt......................................                    --                     --               56,578
     Payments on long-term debt..................................                (1,000)                (7,500)             (52,400)
     Debt issue costs............................................                    --                   (525)              (3,064)
     Other.......................................................                    --                     --                 (109)
     Net proceeds from preferred stock and
       common stock warrants.....................................                    --                      3                   --
                                                                   --------------------     ------------------    -----------------

Net cash provided by (used for) financing activities.............                (1,000)                (8,022)              13,627
                                                                   --------------------     ------------------    -----------------

Net increase in cash and cash equivalents........................                 1,220                  1,196                2,350
Cash and cash equivalents at beginning of period.................                 4,567                  3,371                1,021
                                                                   --------------------     ------------------    -----------------

Cash and cash equivalents at end of period.......................  $              5,787     $            4,567    $           3,371
                                                                   ====================     ==================    =================

                See Accompanying Notes to Financial Statements

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (In Thousands Except Number of Shares)

                                                                Preferred Stock
                                                                ---------------
                                                     Series A                     Series B                  Common Stock
                                                   ------------                 ------------                ------------
                                              Shares         Amount         Shares         Amount         Shares         Amount
                                           ------------   ------------   ------------   ------------   ------------   ------------
   Balance at May 31, 1996.............          15,000             --        130,930             --      6,347,416              6

   Net loss............................              --             --             --             --             --             --
   Other...............................              --             --             --             --             --             --
                                           ------------   ------------   ------------   ------------   ------------   ------------

Balance at May 31, 1997................          15,000             --        130,930             --      6,347,416              6

   Net loss............................              --             --             --             --             --             --
   Exercise of warrants................                                                                       6,000             --
   Reverse stock split (2 for 3).......              --             --        (43,643)            --     (2,117,805)            (2)
                                           ------------   ------------   ------------   ------------   ------------   ------------

Balance at May 31, 1998................          15,000             --         87,287             --      4,235,611              4

Net loss...............................              --             --             --             --             --             --
Other..................................              --             --             (1)            --            (84)            --
                                           ------------   ------------   ------------   ------------   ------------   ------------

Balance at May 31, 1999................          15,000   $         --         87,286   $         --      4,235,527   $          4
                                           ============   ============   ============   ============   ============   ============


                                            Additional    Accumulated       Stock
                                              Paid-In       Earnings     Subscription
                                              Capital       (Deficit)     Receivable
                                           ------------   ------------   ------------
   Balance at May 31, 1996.............          24,865         (6,307)            --

   Net loss............................              --        (12,419)            --
   Other...............................            (109)            --             --
                                           ------------   ------------   ------------

Balance at May 31, 1997................          24,756        (18,726)            --

   Net loss............................              --         (4,216)            --
   Exercise of warrants................               3             --
   Reverse stock split (2 for 3).......               2             --             --
                                           ------------   ------------   ------------

Balance at May 31, 1998................          24,761        (22,942)            --

Net loss...............................              --         (7,340)            --
Other..................................              55             --             --
                                           ------------   ------------   ------------

Balance at May 31, 1999................    $     24,816   $    (30,282)  $         --
                                           ============   ============   ============

                See Accompanying Notes to Financial Statements

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation: The consolidated financial statements include the accounts of Teletouch Communications, Inc. and its wholly-owned subsidiaries (together, "Teletouch" or "the Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

  Use of Estimates: Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Those assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash Equivalents: Cash equivalents are recorded at cost, which approximates market, and include investments in financial instruments with maturities of three months or less at the time of purchase.

  Inventories: Inventories are carried at the lower of cost or market using the first-in, first-out method. The Company's inventories consist of pagers, cellular telephones, prepaid cellular phone cards, two-way radios, and spare parts held for sale.

  Property, Plant and Equipment: Property, plant and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the following estimated useful lives:

         Pagers......................................     3 years
         Paging infrastructure.......................  5-20 years
         Building and improvements................... 10-20 years
         Other equipment.............................  5-10 years

  Intangible Assets: Except for debt issue costs, Teletouch's intangible assets are recorded at cost and are amortized, using the straight-line method, over the following periods:

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

  Revenue Recognition: Revenue is recognized as services are provided or the product is delivered to customers. Billings for services in advance are deferred and recognized as revenue as services are provided.

  Advertising Costs: All advertising costs related to advertising activities begun during the fiscal year are expensed when incurred. Advertising costs were $1.2 million, $0.7 million, and $0.8 million in fiscal 1999, 1998, and 1997, respectively.

  Loss Per Share: Loss per share is computed using the weighted-average number of common shares outstanding during the period.

  Sources of System Equipment and Inventory: Teletouch does not manufacture its paging network equipment, including but not limited to antennas, transmitters, and paging terminals, nor does it manufacture any of the pagers, cellular telephones, or two-way radios it sells. This equipment is available for purchase from multiple sources, and the Company anticipates that such equipment will continue to be available in the foreseeable future, consistent with normal manufacturing and delivery lead times. Because of the high degree of compatibility among different models of transmitters, computers and other paging and voice mail equipment manufactured by its suppliers, Teletouch's paging network is not dependent upon any single source of such equipment. The Company currently purchases pagers and transmitters from several competing sources and its paging terminals from Glenayre, a leading manufacturer of mobile communications equipment. Cellular telephones used in the Company's prepaid cellular business are presently available from a limited number of suppliers, but additional suppliers are actively being sought. Two-way radios are also available from several sources.

  Concentration of Credit Risk: Teletouch provides paging and other wireless telecommunications services to a diversified customer base of businesses and individual consumers, primarily in non-metropolitan areas and communities in the southeast United States. As a result, no significant concentration of credit risk exists. The Company performs periodic credit evaluations of its customers to determine individual customer credit risks and promptly terminates services for nonpayment. Credit losses have been within management's expectations.

  Financial Instruments: With the exception of its Junior Subordinated Notes, management believes that the carrying value of its financial instruments approximates fair value. It is not practicable to estimate the fair value of the Junior Subordinated Notes given their unique characteristics and the complexity involved in estimating their fair value.

  Reclassification: Certain reclassifications have been made in the prior years' financial statements to conform to the fiscal year 1999 presentation.

  New Accounting Announcements: In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting guidelines for derivatives and requires an establishment to record all derivatives as assets or liabilities on the balance sheet at fair value. Additionally, this statement establishes accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. Any derivative that qualifies as a hedge, depending upon the nature of that hedge, will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. SFAS No. 133 is effective for years beginning after June 15, 2000. Teletouch is currently analyzing the implementation requirements and does not anticipate that the adoption of this statement will have a material impact on its consolidated balance sheets, statements of operations, or cash flows.

NOTE B - ACQUISITIONS

  On December 31, 1997, Teletouch concluded its purchase of certain FCC licenses from GTE with the payment of $0.9 million. Total purchase price was $1.0 million.

  During the first nine months of fiscal 1997, Teletouch completed the acquisition of all the stock of Russell's Communications, Inc., d.b.a. laPageco and AACS Communications, Inc. for cash consideration of approximately $2.3 million and $1.9 million, respectively. The Company also acquired substantially all the assets of Warren Communications, Inc. for cash consideration of approximately $5.1 million, Dave Fant Company, d.b.a. Oklahoma Radio Systems for cash consideration of approximately $2.1 million, and Cimarron Towers Inc. for cash consideration of approximately $0.4 million. An additional $1.4 million was paid for the assets of Cimarron Towers, Inc. based on actual performance for the four-month period from September 1996 through December 1996. This additional consideration was paid over a six-month period that began March 1997. Teletouch used the available capacity under its then existing Credit Facility (discussed in Note F) to fund these acquisitions. All these acquisitions made during the first nine months of fiscal year 1997 are collectively referred to as "the Fiscal Year 1997 Acquisitions".

  Each of the Fiscal Year 1997 acquisitions was accounted for using the purchase method of accounting. For financial accounting purposes, the total purchase price for these acquisitions was allocated as follows: approximately $0.8 million to property, plant and equipment; $0.2 million to accounts receivable; $0.1 million to inventory and other assets; $4.8 million to FCC Licenses; $4.2 million to subscriber bases; $0.4 million to non-compete agreements, and the remaining amount to goodwill.

NOTE C - SEGMENT INFORMATION

  Teletouch operates in the wireless telecommunications industry, providing paging and messaging, cellular, and two-way radio services to a diversified customer base. As of and for the years ending May 31, 1999, 1998, and 1997, the Company had no foreign operations.

  Teletouch's cellular and two-way radio operations represent less than 10% individually and in the aggregate of revenue, operating income, and assets of the Company.

NOTE D - CERTIFICATES OF DEPOSIT

  During the fourth quarter of fiscal 1999, Teletouch deposited $500,000 into a one-year certificate of deposit at a Florida bank to support letters of credit issued by one of the Company's cellular suppliers to its vendors. The Company also loaned $500,000 to this same supplier. The loan is due in fiscal 2000, and bears interest at 10%. Additionally, Teletouch deposited $225,000 into a one-year certificate of deposit at a bank in Tennessee to support letters of credit it has issued to paging suppliers.

NOTE E - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

                                                       1999       1998
                                                    ---------   --------
     Land.......................................... $      49   $      2
     Leased pagers.................................     6,338      7,794
     Paging infrastructure.........................    17,779     17,283
     Buildings and improvements....................       813        560
     Other equipment...............................     4,425      3,716
                                                    ---------   --------

                                                       29,404     29,355
     Accumulated depreciation......................   (10,671)    (9,134)
                                                    ---------   --------
                                                    $  18,733   $ 20,221
                                                    =========   ========

Depreciation expense was $7.1 million, $5.6 million and $5.8 million in fiscal 1999, 1998, and 1997, respectively.

NOTE F - LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

                                                      1999        1998
                                                    ---------   --------
     Notes payable................................. $  60,000   $ 61,000
     Junior subordinated notes.....................    15,944     13,487
                                                    ---------   --------
                                                    $  75,944   $ 74,487
                                                    =========   ========


  Notes Payable: In January 1998, Teletouch amended its original agreement (the "Credit Facility") with a group of lenders, led by Chase Manhattan Bank. The new agreement (the "Credit Agreement") provides for loans in an amount not to exceed $70 million, as opposed to the $95 million provided for in the original Credit Facility. As of May 31, 1999, $60 million of the Credit Agreement was funded, and $10 million is available for future funding. To complete the Credit Agreement, the Company paid approximately $0.5 million in amendment fees. These fees have been deferred and are being amortized, using the effective interest method, over the term of the existing loans.

  The funding from the original Credit Facility was used to repay the FINOVA Loan and to provide the financing necessary to complete the Fiscal Year 1997 Acquisitions (discussed in Note B) and to provide additional working capital. As a result of the early repayment of the FINOVA Loan, Teletouch paid a $1 million prepayment penalty to FINOVA. The prepayment penalty of $1 million and unamortized deferred loan costs associated with the FINOVA Loan of approximately $2.6 million were recorded as an extraordinary expense item in the first quarter of fiscal year 1997. Direct costs incurred in connection with obtaining the original Credit Facility of approximately $3.6 million have been deferred and are being amortized, using the effective interest rate method, over the term of the existing loans.

  The Credit Agreement bears interest, at the Company's designation, at a floating rate of the prime rate plus 1% to 2% or LIBOR plus 2% to 3%. These rates vary depending on the leverage ratio of the Company. The Credit Agreement is secured by substantially all of the assets of Teletouch and its subsidiaries. Borrowings under the Credit Agreement require the principal be repaid in escalating quarterly installments beginning in August 2000 and ending in November 2005. In conjunction with the funding from the original Credit Facility and the Credit Agreement, the Company entered into an interest rate protection agreement that protects $47.5 million of the commitments against future prime rate or LIBOR rate increases above 9.5% for the period August 1998 through July 1999. Costs related to this agreement have been deferred and included with debt issuance costs and are being amortized as additional interest expense over the term of the agreement. For fiscal 1999, the weighted-average interest rate on the Credit Agreement was 7.9%. The Credit Agreement also requires the maintenance of specified financial and operating covenants, with which the Company is in compliance, and prohibits any payments on the Junior Subordinated Notes and the payment of dividends.

  Junior Subordinated Notes: In August 1995, in connection with the acquisition of Dial-A-Page, Inc., Teletouch borrowed $10 million of 14% Junior Subordinated Notes ("the Subordinated Notes") due in August 2003 from Continental Illinois Venture Corporation ("CIVC") and certain other parties both related and unrelated to CIVC (together with CIVC, the "CIVC Investors"). The Subordinated Notes were initially recorded, for financial reporting purposes, at approximately $8 million. The terms of the Subordinated Notes require the maintenance of certain financial and operating covenants and restrict future acquisitions. The effective interest rate on the Subordinated Notes during fiscal 1999 was

17.2%. Also included in the note balance was accrued interest of $7.0 million and $4.8 million at May 31, 1999 and May 31, 1998, respectively. See Note I below.

  Maturities: Maturities of debt outstanding at May 31, 1999 are as follows:
2000 - $0 million; 2001 - $6.5 million; 2002 - $8.0 million; 2003 - $9.5 million; 2004 - $20.9 million.

  Interest: Cash paid for interest during 1999, 1998, and 1997 was approximately $5.3 million, $6.5 million, and $5.6 million, respectively.

NOTE G - INCOME TAXES

  Teletouch uses the liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences reverse.

  The Company made no cash payments for federal income taxes in fiscal 1999 and paid $85,000 and $0 in fiscal 1998 and 1997, respectively. Teletouch currently has a net operating loss carryforward of approximately $16.5 million that is available to reduce future taxable income and will expire beginning in fiscal 2012.

  The Company's carryforwards expire at specific future dates and utilization of certain carryforwards is limited to specific amounts each year. However, due to the uncertain nature of their ultimate realization, the Company has established a valuation allowance against these carryforward benefits and will recognize benefits only as reassessment demonstrates they are realizable. Realization is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of the Company's income tax expense.

  Significant components of Teletouch's deferred income tax liabilities and assets as of May 31, 1999 and 1998 follow (in thousands):

                                                                        1999         1998
                                                                       -------      -------
Deferred income tax liabilities:
 Depreciation methods............................................      $ 2,198      $ 2,184
 Other...........................................................          100          100
                                                                       -------      -------
Total deferred income tax liabilities............................      $ 2,298      $ 2,284
Deferred income tax assets:
 Amortization methods............................................        1,505          271
 Allowance for doubtful accounts.................................           57           44
 Unrecognized gain...............................................        1,192        1,330
 Alternative minimum tax credit carryforward.....................           85           85
 Net operating loss carryforward.................................        5,611        4,442
 Valuation allowance.............................................       (7,138)      (4,874)
                                                                       -------      -------
Total deferred income tax assets.................................        1,312        1,298
                                                                       -------      -------
Net deferred income tax liability................................      $   986      $   986
                                                                       =======      =======

A reconciliation from the federal statutory income tax rate to the effective income tax rate for the years 1999, 1998, and 1997 follows:

                                                                           1999             1998              1997
                                                                          ------           ------            ------
     Statutory income tax rate (benefit)...............................   (34.0)%          (34.0)%           (34.0)%
     Change in valuation allowance.....................................    30.9 %           29.0 %            27.6 %
     Expenses not deductible for tax purposes, primarily
      amortization of intangible assets................................     2.7 %            5.1 %             1.4 %
     Alternative minimum tax...........................................      --              2.3 %              --
     Other.............................................................     0.4 %           (1.2)%              --
                                                                           ----             ----              ----
     Effective income tax rate (benefit)...............................      --              1.2 %            (5.0)%
                                                                           ====             ====              ====

Significant components of the provisions for income taxes are as follows:

                                                                                1999           1998             1997
                                                                               ------        --------        ---------
     Current.........................................................          $   --        $ 85,000        $      --
     Deferred........................................................              --         (37,000)        (476,000)
                                                                               ------        --------        ---------
                                                                               $   --        $ 48,000        $(476,000)
                                                                               ======        ========        =========

NOTE H - COMMITMENTS AND CONTINGENCIES

  Teletouch leases buildings, transmission towers, and equipment under non-cancelable operating leases. These leases contain various renewal terms and restrictions as to use of the property, and some leases have built-in escalation clauses. Rent expense was $2,850, $2,531, and $2,104 in 1999, 1998, and 1997,
respectively. Future minimum rental commitments under non-cancelable leases are as follows (in thousands):

     2000..........................................    $ 2,106
     2001..........................................      1,774
     2002..........................................      1,534
     2003..........................................      1,300
     2004..........................................      1,104
     2005 and thereafter...........................      3,353
                                                       -------
                                                       $11,171
                                                       =======

  Teletouch is party to various legal proceedings arising in the ordinary course of business. The Company believes there is no proceeding, either threatened or pending, against it that could result in a material adverse effect on its results of operations or financial condition.

NOTE I - SHAREHOLDERS' EQUITY

  On June 25, 1998, the Company effected a two-for-three reverse stock split of its common shares distributable to shareholders of record as of May 11, 1998. The Company's shareholders received two shares of stock and cash resulting from any fractional shares in exchange for each three previously outstanding shares. All outstanding shares have been adjusted and per share amounts have been adjusted for all periods presented as a result of the two-for-three reverse split.

  Capital Structure: Teletouch's authorized capital structure allows for the issuance of 25,000,000 shares of common stock with a $0.001 par value and 5,000,000 shares of preferred stock with a $0.001 par value.

  The Company issued 1,533,333 Class A Warrants in connection with its initial public offering. Each Class A Warrant carries the right to purchase a share of common stock for $6.75 and may be redeemed by the Company at $0.15 per warrant if the closing bid price of the common stock has been at least $8.44 for 15 consecutive trading days. As of May 31, 1999, all 1,533,333 Class A Warrants remained outstanding. The Company also issued to certain Underwriters, for nominal consideration, the Underwriters' Warrants to purchase an aggregate of 133,333 shares of Common Stock at an exercise price of $8.40 per share and warrants to purchase, at a price of $0.15 per warrant, 133,333 warrants. Each warrant entitles the holder to purchase one share of Common Stock on the same terms and conditions as the Class A Warrants, except that the exercise price shall be $9.45 per share. The Underwriters' Warrants are exercisable through December 1999. In addition, Teletouch issued to certain consultants the Consultant Warrants to purchase 262,666 shares of common stock at an exercise price of $0.75 per share. The Consultant Warrants expire in January 2004.

  In connection with the acquisition of Dial-A-Page, Inc. (see Note F), Teletouch designated 15,000 shares of authorized preferred stock as "Series A 14% Cumulative Preferred Stock" (the "Series A Preferred Stock") and 411,457 shares as "Series B Preferred Stock". The CIVC Investors purchased the 15,000 shares, with an initial liquidation value of $15 million ($25.5 million at May 31, 1999), of the Series A Preferred Stock as well as the Subordinated Notes (see Note F). Dividends on the Series A Preferred Stock accrue at the rate of 14% per annum. Each share of Series A Preferred Stock, as well as dividends in arrears, are convertible after August 3, 2003 into common stock, at the option of the Series A Preferred Shareholder, based on a stated formula. As of May 31, 1999, the conversion of Series A Preferred Stock would result in an estimated issuance of 2.9 million shares of common stock (4.8 million shares of common stock if dividends in arrears are paid "in kind") using the conversion price stated in the agreement. However, the agreement states that the conversion price will in no event be more than the market price of the Company's common stock. Based on the closing market price of the Company's stock on May 31, 1999, the conversion of Series A Preferred Stock would result in an estimated issuance of
10.9 million shares of common stock (18.5 million shares of common stock if dividends in arrears are paid "in kind").

  The CIVC Investors also received warrants, exercisable at a nominal price, to purchase 3,377,301 shares of Teletouch common stock (the "Common Stock Purchase Warrants") and 411,457 shares of Series B Preferred Stock (the "Series B Preferred Stock Purchase Warrants"). Each share of Series B Preferred Stock is convertible into six shares of Common Stock. CIVC has the right to require that its securities be registered for public sale two years after the conversion into common stock.

  As of May 31, 1999, holders have exercised an aggregate of 716,461 Common Stock Purchase Warrants and 87,286 Series B Preferred Stock Purchase Warrants. The Series A Preferred Stock and the Series B Preferred Stock are non-voting except as to the merger or consolidation with another entity or entities, or the sale of substantially all of the assets of the Company.

  As discussed in Note F, the Credit Agreement prohibits the payment of dividends on the Series A Preferred Stock. At May 31, 1999, approximately $10.5 million of dividends ($697.01 per share) were in arrears (or 1.9 million shares of common stock if paid "in kind" using the conversion price stated in the agreement and 7.6 million shares of common stock if paid "in kind" using the closing market price of the Company's common stock on May 31, 1999, as previously discussed). Dividends earned per share in fiscal year 1999, 1998, and 1997 were $221.66, $188.24 and $164.63, respectively.

  Common stock reserved: Approximately 11.2 million shares of common stock are reserved for future issuance at May 31, 1999, as follows (in thousands):

         Conversion of Series A Preferred Stock*                  2,857
         Common Stock Purchase Warrants                           2,661
         Conversion of Series B Preferred Stock                   2,469

         Class A Warrants                                         1,533
         Underwriters' Warrants                                     267
         Consultant Warrants                                        263
         1994 Stock Option and Stock Appreciation Rights Plan     1,000
         Other options                                              117
                                                                 ------
                                                                 11,167
                                                                 ======


*using the conversion price stated in the agreement

NOTE J - STOCK OPTIONS

  Teletouch's 1994 Stock Option and Stock Appreciation Rights Plan (the "1994 Plan") was adopted in July 1994 and provides for the granting of incentive and non-incentive stock options and stock appreciation rights to officers, directors, employees and consultants to purchase not more than an aggregate of 1,000,000 shares of Common Stock. The Compensation Committee of the Board of Directors administers the Plan and has authority to determine the optionees to whom awards will be made, the terms of vesting and forfeiture, the amount of the awards, and other terms. Under the terms of the Plan, the option price approved by the Board of Directors shall not be less than the fair market value of the common stock at date of grant.

                                                                                            Weighted
Stock option activity has been as follows:                                                   Average
                                                         Number of     Exercise Price    Exercise Price
                                                           Shares         Per Share         Per Share
                                                        ------------  -----------------  ---------------
Options outstanding at May 31, 1996..................       206,667       $4.50 - $6.75            $5.03
    Options granted to officers and management.......        36,666       $2.44 - $4.50            $3.53
    Options granted to others........................         6,667       $2.67 - $2.85            $2.76
    Options forfeited................................       (46,667)      $4.50 - $5.63            $5.06
                                                          ---------       -------------        ---------
Options outstanding at May 31, 1997..................       203,333       $2.44 - $6.75            $4.68
                                                          ---------       -------------        ---------

    Options granted to officers and management.......       373,332       $2.72 - $3.56            $2.81
    Options granted to directors.....................        13,332       $3.38 - $3.56            $3.47
    Options granted to others........................        43,332       $2.46 - $3.38            $3.21
    Options forfeited................................        (6,667)      $        4.32            $4.32
                                                          ---------       -------------        ---------
Options outstanding at May 31, 1998..................       626,662       $ 2.44 - 6.75            $3.44
                                                          ---------       -------------        ---------

    Options granted to officers and management.......        50,000       $        3.00            $3.00
    Options granted to directors.....................         1,998       $        6.75            $6.75
    Options forfeited................................       (16,666)      $        2.44            $2.44
                                                          ---------       -------------        ---------
Options outstanding at May 31, 1999..................       661,994       $ 2.46 - 6.75            $3.44
                                                          ---------       -------------        ---------

Exercisable at May 31, 1999..........................       298,978                                $4.00
                                                          ---------                            ---------
Exercisable at May 31, 1998..........................       198,274                                $4.41
                                                          ---------                            ---------
Exercisable at May 31, 1997..........................       123,333                                $4.53
                                                          ---------                            ---------
Weighted-average fair value of options
          granted during 1999........................     $    1.81
                                                          ---------
Weighted-average fair value of options
          granted during 1998........................     $    1.48
                                                          ---------
Weighted-average fair value of options
          granted during 1997........................     $    1.80
                                                          ---------

Weighted-average remaining
          contractual life...........................      5.2 years

  Pro forma information regarding net income and earnings/(loss) per share is required by SFAS 123, and has been determined as if Teletouch had accounted for its stock options under fair value method of that statement. The fair value for these options was estimated at the date of grant using a binomial option pricing model with the following weighted-average assumptions for 1999, 1998, and 1997, respectively: risk-free interest rates of 5.75%, 6.25%, and 6.5%; dividend yields of 0% for all years; volatility factors of the expected market price of the Company's common stock of .63 in 1999, .53 in 1998, and .57 in 1997, and a weighted-average expected life of the option of 2 to 5 years.

  Binomial option valuation models are used in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because Teletouch's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the options' vesting period. The pro forma effects on net income for 1999, 1998, and 1997 are not representative of the pro forma effect on net income in future years because they do not take into consideration pro forma compensation expense related to grants made prior to 1995. The Company's pro forma information follows (in thousands, except per share information):

                                                              1999         1998        1997
                                                            ---------    ---------   ---------
        Pro forma net loss applicable to common stock       $(10,798)    $ (7,214)   $(14,958)

        Pro forma loss per share                            $  (2.55)    $  (1.70)   $  (3.54)

  Under the terms of a contractual agreement, Teletouch has granted options to acquire 50,000 shares of common stock, exercisable at a price of $9.00, to a company that provided investor and public relations services. In addition, options to acquire 66,666 shares of common stock, exercisable at a price of $7.56, were granted to an officer of that company.

NOTE K - RETIREMENT PLAN

  Effective October 1995, Teletouch began sponsoring a defined contribution retirement plan covering substantially all of its employees. Employees who are at least 21 years of age are eligible to participate. Eligible employees may contribute up to a maximum of 16% of their earnings. The Company pays the administrative fees of the plan and began matching 75% of the first 6% of employees' contributions in October 1998. Contributions of approximately $120,000 were made in fiscal 1999, and no contributions were made in fiscal years 1998 or 1997.

NOTE L - SALE - LEASEBACK TRANSACTION

  On January 28, 1998, Teletouch sold substantially all of its communications towers for approximately $8.7 million. The proceeds from the sale were used to reduce the outstanding debt under the Credit Facility (discussed in Note F). Concurrent with the sale, the Company leased back space on the towers sold for a period of ten years for approximately $.6 million per year. Teletouch recognized a $4.1 million gain related to the sale of the towers in fiscal 1998 and deferred the remaining $4.0 million gain, which is being amortized into income over the period of the lease.

                                  SIGNATURES

  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 30, 1999.

                    TELETOUCH COMMUNICATIONS, INC.

                    By:   /s/ Robert M. McMurrey
                         -----------------------
                         Robert M. McMurrey
                         Chairman and Chief Executive Officer

  In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature                                  Title                     Date
---------                                  -----                     ----

/s/ Robert M. McMurrey          Chairman and Chief Executive     August 30, 1999
---------------------------
Robert M. McMurrey              Officer

/s/ J. Richard Carlson          President, Chief Operating       August 30, 1999
---------------------------
J. Richard Carlson              Officer

/s/ J. Kernan Crotty            Executive Vice President,        August 30, 1999
---------------------------
J. Kernan Crotty                Chief Financial Officer
                                Chief Accounting Officer

/s/ Charles C. Green III        Director                         August 30, 1999
---------------------------
Charles C. Green III

/s/ Clifford E. McFarland       Director                         August 30, 1999
---------------------------
Clifford E. McFarland

/s/ Marcus D. Wedner            Director                         August 30, 1999
---------------------------
Marcus D. Wedner

/s/ Thomas E. Van Pelt, Jr.     Director                         August 30, 1999
---------------------------
Thomas E. Van Pelt, Jr.

/s/ Thomas E. Gage              Director                         August 30, 1999
---------------------------
Thomas E. Gage