Form 10-Q
period 1999-08-31
TELETOUCH COMMUNICATIONS INC
filed 1999-10-15
CIK 928659

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended August 31, 1999

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

                         Yes   X              No
                              ---                ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, $.001 par value - 4,235,465 shares outstanding as of October 8, 1999

                        TELETOUCH COMMUNICATIONS, INC.
                                   FORM 10-Q
                         QUARTER ENDED AUGUST 31, 1999



                                                                       Page No.
                                                                       --------

                        Part I.  Financial Information

Item 1. Financial Statements - Teletouch Communications, Inc. (Unaudited)


           Condensed Consolidated Balance Sheets at
              August 31, 1999 and May 31, 1999                             4

           Condensed Consolidated Statements of Operations -
              Three Months Ended August 31, 1999 and
              August 31, 1998                                              5

           Condensed Consolidated Statements of Cash Flows -
              Three Months Ended August 31, 1999 and
              August 31, 1998                                              6

           Notes to Condensed Consolidated Financial Statements            7

Item 2. Management's Discussion and Analysis                              10

Item 3. Quantitative and Qualitative Disclosures About Market Risk        14


                          Part II.  Other Information


Item 1. Legal Proceedings                                                 15

Item 6. Exhibits and Reports on Form 8-K                                  15

        Signatures                                                        16

                         Part 1. Financial Information

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In Thousands, except share data)


                                                                                       August 31, 1999          May 31, 1999
                                                                                       -------------------------------------
                                                                                         (Unaudited)
   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents.........................................................  $         5,094          $      5,787
   Accounts receivable, net of allowance.............................................            2,093                 1,788
   Inventory.........................................................................            7,714                 4,936
   Deferred income tax assets........................................................               56                    56
   Note receivable...................................................................              500                   500
   Certificates of deposit, restricted as to use.....................................              725                   725
   Prepaid expenses and other current assets.........................................              820                 1,099
                                                                                       ---------------          ------------
                                                                                                17,002                14,891
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
   depreciation of $11,244 in 2000 and $10,671 in 1999...............................           18,485                18,733
GOODWILL, INTANGIBLES AND OTHER ASSETS:
   Goodwill..........................................................................           24,786                24,786
   Subscriber bases..................................................................           28,255                28,225
   FCC licenses......................................................................           21,744                21,741
   Non-compete agreements............................................................              700                   700
   Debt issue costs..................................................................            4,100                 4,100
   Other.............................................................................              267                   150
   Accumulated amortization..........................................................          (34,100)              (32,070)
                                                                                       ---------------          ------------
                                                                                                45,752                47,632
                                                                                       ---------------          ------------
                                                                                       $        81,239          $     81,256
                                                                                       ===============          ============
   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses.............................................  $         5,380          $      4,711
   Current portion of unearned sale/leaseback profit.................................              405                   405
   Deferred revenue..................................................................            1,847                 1,514
                                                                                       ---------------          ------------
                                                                                                 7,632                 6,630
LONG-TERM LIABILITIES:
   Long-term debt....................................................................           76,359                75,944
   Unearned sale/leaseback profit....................................................            3,001                 3,102
                                                                                       ---------------          ------------
                                                                                                79,360                79,046
COMMITMENTS AND CONTINGENCIES........................................................              --                    --
DEFERRED INCOME TAXES................................................................            1,042                 1,042
SHAREHOLDERS' EQUITY:
   Series A cumulative convertible preferred stock, $.001 par
     value, 15,000 shares authorized, issued, and outstanding........................              --                    --
   Series B convertible preferred stock, $.001 par value, 411,457
     shares authorized, 87,286 shares issued and outstanding.........................              --                    --
   Common stock, $.001 par value, 25,000,000 shares authorized,
     4,235,465 shares issued and outstanding in 2000 and 4,235,527
     in 1999.........................................................................                4                     4
   Additional paid-in capital........................................................           24,816                24,816
   Accumulated deficit...............................................................          (31,615)              (30,282)
                                                                                       ---------------          ------------
                                                                                                (6,795)               (5,462)
                                                                                       ---------------          ------------
                                                                                       $        81,239          $     81,256
                                                                                       ===============          ============

     See Accompanying Notes to Condensed Consolidated Financial Statements

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In Thousands, except shares and per share amounts)
                                  (Unaudited)

                                                                               Three Months Ended
                                                                                   August 31,
                                                                     ----------------------------------
                                                                          1999                1998
                                                                     ------------         -------------
Service, rent, and maintenance revenue..........................     $     11,123         $      10,230
Product sales revenue...........................................            2,307                 1,976
                                                                     ------------         -------------
   Total revenues...............................................           13,430                12,206
Net book value of products sold.................................           (2,121)               (1,872)
                                                                     ------------         -------------
                                                                           11,309                10,334

Costs and expenses:
     Operating..................................................            3,218                 2,928
     Selling....................................................            1,721                 1,230
     General and administrative.................................            2,366                 2,294
     Depreciation and amortization..............................            3,646                 3,329
                                                                     ------------         -------------
Total costs and expenses........................................           10,951                 9,781
                                                                     ------------         -------------
Operating income................................................              358                   553

Gain/(loss) on sale of assets...................................              233                    (1)

Interest expense, net...........................................           (1,924)               (2,034)
                                                                     ------------         -------------

Loss before income taxes........................................           (1,333)               (1,482)

Income tax expense/(benefit)....................................               --                    --
                                                                     ------------         -------------

Net loss........................................................           (1,333)               (1,482)
Preferred stock dividends.......................................             (914)                 (775)
                                                                     ------------         -------------

Loss applicable to common stock.................................     $     (2,247)        $      (2,257)
                                                                     ============         =============

Loss per share..................................................     $      (0.53)        $       (0.53)
                                                                     ============         =============
Weighted Average Shares Outstanding - Basic
 and Diluted....................................................        4,235,465             4,235,611
                                                                     ============         =============

     See Accompanying Notes to Condensed Consolidated Financial Statements

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (Unaudited)


                                                                                           Three Months Ended
                                                                                               August 31,
                                                                                   ----------------------------------
                                                                                       1999                  1998
                                                                                   ------------         -------------
Operating Activities:
   Net loss..................................................................      $     (1,333)        $      (1,482)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
   Depreciation and amortization.............................................             3,646                 3,329
   Non cash consulting expense...............................................                --                    55
   Non cash interest expense.................................................               789                   749
   Provision for losses on accounts receivable...............................               293                   138
   Gain on sale of assets....................................................              (233)                    1
   Amortization of unearned sale/leaseback profit............................              (101)                 (101)
   Changes in operating assets and liabilities:
       Accounts receivable, net..............................................              (598)                 (154)
       Inventories...........................................................            (2,448)                 (167)
       Prepaid expenses and other assets.....................................               144                   886
       Accounts payable and accrued expenses.................................               669                (1,236)
       Deferred  revenue.....................................................               333                   408
                                                                                   ------------         -------------

Net cash provided by operating activities....................................             1,161                 2,426

Investing Activities:
   Capital expenditures, including pagers....................................            (1,835)               (1,512)
   Deferred costs associated with acquisitions...............................               (15)                   --
   Net proceeds from sale of assets..........................................               246                     3
                                                                                   ------------         -------------
Net cash used for investing activities.......................................            (1,604)               (1,509)

Financing Activities:
   Payments on long-term debt................................................              (250)               (1,000)
                                                                                   ------------         -------------

Net decrease in cash and cash equivalents....................................              (693)                  (83)
Cash and cash equivalents at beginning of period.............................             5,787                 4,567
                                                                                   ------------         -------------

Cash and cash equivalents at end of period...................................      $      5,094         $       4,484
                                                                                   ============         =============


     See Accompanying Notes to Condensed Consolidated Financial Statements

                        TELETOUCH COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

   The unaudited condensed consolidated financial statements of Teletouch Communications, Inc., and its subsidiaries (the "Company") for the periods ended August 31, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Company were disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended May 31, 1999. The balance sheet at May 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain the material adjustments necessary to present fairly the financial position of the Company at August 31, 1999 and May 31, 1999 and the results of its operations and cash flows for the periods ended August 31, 1999 and 1998. All such adjustments are of a normal recurring nature. Interim period results are not necessarily indicative of the results to be achieved for the full year.

Reclassification: Certain reclassifications have been made in the prior years' financial statements to conform to the fiscal year 2000 presentation.

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

NOTE B - INTANGIBLES

   Except for debt issue costs, Teletouch's intangible assets are recorded at cost and are amortized, using the straight-line method, over the following periods:

          Goodwill                           25 years
          Subscriber bases                    5 years
          FCC licenses                       25 years
          Non-compete agreements            2-5 years

                        TELETOUCH COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


   The Company defers costs incurred in obtaining debt and amortizes these costs as additional interest expense over the term of the related debt using the effective interest method. The carrying value of intangible assets is reviewed if the facts and circumstances suggest that they may be permanently impaired.
If the review indicates that intangible assets will not be recoverable, as determined by the undiscounted cash flow method, the assets will be reduced to their estimated recoverable value.

NOTE C - LONG-TERM DEBT

Long-term debt consists of the following:

                                                             August 31,        May 31,
                                                                1999             1999
                                                            -----------      -----------
                                                            (Unaudited)
Notes payable.............................................    $  59,750        $  60,000
Junior subordinated notes, including accrued interest.....       16,609           15,944
                                                            -----------      -----------
                                                              $  76,359        $  75,944
                                                            ===========      ===========

   Notes Payable: In January 1998, Teletouch amended its original agreement (the "Credit Facility") with a group of lenders, led by Chase Manhattan Bank. The new agreement (the "Credit Agreement") provides for loans in an amount not to exceed $70 million, as opposed to the $95 million provided for in the original Credit Facility. As of August 31, 1999, $59,750,000 of the Credit Agreement was funded, and $10,000,000 is available for future funding. To complete the Credit Agreement, the Company paid approximately $0.5 million in amendment fees. These fees have been deferred and are being amortized, using the effective interest method, over the term of the existing loans.

   The Credit Agreement bears interest, at the Company's designation, at a floating rate of the prime rate plus 1% to 2% or LIBOR plus 2% to 3%. These rates vary depending on the leverage ratio of the Company. The Credit Agreement is secured by substantially all of the assets of Teletouch and its subsidiaries. Borrowings under the Credit Agreement require the principal be repaid in escalating quarterly installments beginning in August 2000 and ending in November 2005. In conjunction with the funding from the original Credit Facility and the Credit Agreement, the Company entered into an interest rate protection agreement that protected $47.5 million of the commitments against future prime rate or LIBOR rate increases above 9.5% for the period August 1998 through July 1999. Costs related to this agreement were deferred and included with debt issuance costs and have been amortized as additional interest expense over the term of the agreement. The Credit Agreement also requires the maintenance of specified financial and operating covenants, with which the Company is in compliance, and prohibits any payments on the Junior Subordinated Notes and the payment of dividends.

                        TELETOUCH COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE D - SHAREHOLDERS' EQUITY

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


NOTE E - SEGMENT INFORMATION

   Teletouch operates in the wireless telecommunications industry, providing paging and messaging, cellular, and two-way radio services to a diversified customer base. As of and for the three months ending August 31, 1999 and 1998, the Company had no foreign operations.

  Teletouch's cellular and two-way radio operations represent less than 10% individually and in the aggregate of revenue, operating income, and assets of the Company.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

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

OVERVIEW

   The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this report.

   Teletouch is a leading provider of wireless telecommunications services, primarily paging services, in non-major metropolitan areas and communities in the southeast United States. As of August 31, 1999 the Company had approximately 400,500 pagers in service. The Company derives the majority of its revenues from fixed periodic fees, not dependent on usage, charged to subscribers for paging services. As long as a subscriber remains on service, operating results benefit from the recurring payments of the fixed periodic fees without incurring additional selling expenses or other fixed costs. While there can be no assurance, Teletouch expects that net subscriber additions will continue to grow as the Company continues to open new retail stores and to focus on its other sales channels.

   The Company is also expanding its existing product lines. In December 1998, Teletouch began offering prepaid cellular service and Sprint PCS cellular service. To enhance its primary wireless services, the Company is also expanding its offering of other value-added services such as voice mail and Smartpager(R), a service whereby individuals can send an alphanumeric page to a subscriber without any special software or equipment. The Company is closely monitoring new product offerings and the expansion of existing products and services to ensure those products and services are meeting its customers' needs.

RESULTS OF OPERATIONS

   The following table presents certain items from the Company's condensed consolidated statements of operations and certain other information for the periods indicated.

                                                          Three Months ended
                                                              August 31,
                                                      --------------------------
                                                          1999          1998
                                                          ----          ----
                                      (in thousands, except pagers, ARPU and per share amounts)

Service, rent and maintenance revenue                     $ 11,123       $ 10,230
Product sales revenue                                        2,307          1,976
                                                          --------       --------
     Total revenues                                         13,430         12,206
Net book value of products sold                             (2,121)        (1,872)
                                                          --------       --------
                                                          $ 11,309       $ 10,334

Operating expenses                                        $ 10,951       $  9,781

Operating income                                          $    358       $    553

Net loss before preferred stock dividends                 $ (1,333)      $ (1,482)

Net loss after preferred stock dividends                  $ (2,247)      $ (2,257)

Loss per share after preferred stock dividends            $  (0.53)      $  (0.53)

EBITDA (1)                                                $  4,004       $  3,882

Pagers in service at end of period                         400,500        362,200

Average revenue per unit ("ARPU")                         $   9.08       $   9.31

___________________________

(1) EBITDA represents earnings before interest, taxes, depreciation and amortization (and certain non-recurring income and expenses). EBITDA is a standard measure of financial performance in the paging industry. However, EBITDA is not a measure defined in generally accepted accounting principles ("GAAP") and should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with GAAP. EBITDA is, however, one of the primary financial measures by which the Company's covenants are calculated under its debt agreements. The EBITDA shown above does not include gain/(loss) on the sale of assets.

Results of Operations for the three months ended August 31, 1999 and 1998
-------------------------------------------------------------------------

   Total revenue:  Teletouch's total revenue increased to $13.4 million for the
   -------------
three months ended August 31, 1999 from $12.2 million for the three months ended August 31, 1998. This increase is due primarily to the additional revenues from new cellular products and from an increase in pagers in service resulting from internal growth. Pagers in service increased to approximately 400,500 at August 31, 1999 as compared to 362,200 at August 31, 1998.

   The positive impact on total revenue of the increase in pagers in service is partially offset by the decline in average revenue per unit ("ARPU"). ARPU for the three months ended August 31, 1999 was $9.08 as compared to $9.12 for the three months ended May 31, 1999 and $9.31 for the three months ended August 31, 1998. The decrease in ARPU is primarily due to an increase in the percentage of the Company's subscriber base represented by resellers as well as increased competition in the Company's markets. Resellers are businesses that buy airtime at wholesale prices from Teletouch and sell the service to end users. While the wholesale price to a reseller is lower than the price the Company charges to its other customers, a reseller bears the cost of acquiring, billing, collecting and servicing its subscribers. At August 31, 1999 approximately 39% of the Company's subscriber base was represented by resellers as opposed to 36% at August 31, 1998. In fiscal 1999, Teletouch implemented a minor price increase for its basic paging service. The price increase will have a positive impact on the Company's future ARPU, but as competitors continue to pursue its customers in the marketplace and as the percentage of its subscriber base represented by resellers increases, ARPU will continue to decline. Nevertheless, Teletouch expects that the growth of paging units in service and the introduction of new products and services will increase sufficiently to offset any decline in ARPU and not result in a decrease in total revenue.

   Operating expenses, excluding depreciation and amortization:  Operating
   -----------------------------------------------------------
expenses, excluding depreciation and amortization, were $7.3 million, 54% of total revenue, for the first three months of fiscal year 2000 as compared to $6.5 million, 53% of total revenue, for the first three months of fiscal year 1999. Costs have increased primarily because of new retail store openings, particularly in the area of advertising expenses.

   Depreciation and amortization:  Depreciation and amortization expense
   ------------------------------
increased to $3.6 million for the three months ended August 31, 1999, from $3.3 million for the three months ended August 31, 1998. The increase is due primarily to the additional depreciation recorded on returned leased pagers. Teletouch's emphasis on selling rather than leasing pagers should stabilize this expense in the future.

   Interest expense:  Net interest expense decreased to $1.9 million for the
   ----------------
three months ended August 31, 1999 from $2.0 million for the three months ended August 31, 1998. The decrease in long-term debt under the Credit Agreement at August 31, 1999 versus the long-term debt owed at August 31, 1998 combined with lower interest rates are the primary factors contributing to the lower interest costs. These factors, however, were partially offset by the increased amortization of financing costs associated with the Credit Agreement.

   Income tax benefit: For fiscal year 2000, the Company estimates the effective
   ------------------
tax benefit rate will be 0%. A valuation allowance has been recorded against deferred tax assets which are not likely to be realized. Specifically, Teletouch's carryforwards expire at specific future dates and utilization of certain carryforwards is limited to specific amounts each year. However, due to the uncertain nature of their ultimate realization, the Company has established a valuation allowance against these carryforward benefits and will recognize benefits only as reassessment demonstrates they are realizable. Realization is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of the Company's income tax expense.

   EBITDA: EBITDA increased to $4.0 million, 30% of total revenue, for the three
   ------
months ended August 31, 1999 from $3.9 million, 32% of total revenue, for the three months ended August 31, 1998. The decrease in EBITDA as a percentage of total revenue is primarily due to new retail store openings.

FINANCIAL CONDITION

   In January 1998, Teletouch amended its original agreement (the "Credit Facility") with a group of lenders, led by Chase Manhattan Bank. The new agreement (the "Credit Agreement") provides for loans in an amount not to exceed $70 million, as opposed to the $95 million provided for in the original Credit Facility. As of August 31, 1999, $59,750,000 of the Credit Agreement was funded, and $10,000,000 is available for future funding. To complete the Credit Agreement, the Company paid approximately $0.5 million in amendment fees. These fees have been deferred and are being amortized, using the effective interest method, over the term of the existing loans.

   The Credit Agreement bears interest, at the Company's designation, at a floating rate of the prime rate plus 1% to 2% or LIBOR plus 2% to 3%. These rates vary depending on the leverage ratio of the Company. The Credit Agreement is secured by substantially all of the assets of Teletouch and its subsidiaries. Borrowings under the Credit Agreement require the principal be repaid in escalating quarterly installments beginning in August 2000 and ending in November 2005. In conjunction with the funding from the original Credit Facility and the Credit Agreement, the Company entered into an interest rate protection agreement that protected $47.5 million of the commitments against future prime rate or LIBOR rate increases above 9.5% for the period August 1998 through July 1999. Costs related to this agreement were deferred and included with debt issuance costs and have been amortized as additional interest expense over the term of the agreement. The Credit Agreement also requires the maintenance of specified financial and operating covenants, with which the Company is in compliance, and prohibits any payments on the Junior Subordinated Notes and the payment of dividends.

   Teletouch's operations require capital investment to purchase inventory for lease to customers and to acquire paging infrastructure equipment to support the Company's growth. Net capital expenditures, including pagers, amounted to $1.8 million and $1.5 million for the first three months of fiscal years 2000 and 1999, respectively. Teletouch anticipates capital expenditures will be flat in fiscal 2000 as compared to fiscal 1999 as the Company continues to open new stores, improve its infrastructure, and meet its subscribers' pager needs. Teletouch will pay for these expenditures with cash generated from operations and, if necessary, borrowings under the unused portion of the Credit Agreement (discussed above).

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

   The risk inherent in Teletouch's market risk sensitive instruments is the potential loss arising from adverse changes in interest rates. The Company's earnings are affected by changes in interest rates due to the impact those changes have on its variable-rate debt obligations, which represented approximately 78% of its total long-term obligations as of August 31, 1999. If interest rates average one percent more in fiscal 2000 than they did during fiscal 1999, the Company's interest expense would increase by approximately $0.6 million. The impact of an increase in interest rates was determined based on the impact of the hypothetical change in interest rates on the Company's variable-rate long-term obligations as of May 31, 1999. The preceding sensitivity analysis does not, however, consider the effects that such changes in interest rates may have on overall economic activity, nor does it consider additional actions the Company may take to mitigate its exposure to such changes. Actual results may differ from the above analysis.

                          Part II.  Other Information


Item 1.  Legal Proceedings

   Teletouch is party to various legal proceedings arising in the ordinary course of business. The Company believes there is no proceeding, either threatened or pending, against it that could result in a material adverse effect on its results of operations or financial condition.


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits.
      ---------

      Exhibit                                                      Page
      Number         Title of Exhibit                              Number
      ------         ----------------                              ------

      27             Financial Data Schedule                         17


(b)   Reports on Form 8-K.
      --------------------

      None.

                                  Signatures
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TELETOUCH COMMUNICATIONS, INC.
                                    ---------------------------------
                                      (Registrant)



Date: October 15, 1999
                                    /s/J. Richard Carlson
                                    ---------------------
                                    J. Richard Carlson
                                    President
                                    Chief Operating Officer



Date: October 15, 1999
                                    /s/J. Kernan Crotty
                                    --------------------
                                    J. Kernan Crotty
                                    Executive Vice President
                                    Chief Financial Officer
                                    (Principal Accounting Officer)