Form 10-Q
period 1999-11-30
TELETOUCH COMMUNICATIONS INC
filed 2000-01-14
CIK 928659

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                         ----------------------------

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended November 30, 1999

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

                         ----------------------------

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

Common Stock, $.001 par value - 4,235,465 shares outstanding as of January 14, 1999

                        TELETOUCH COMMUNICATIONS, INC.
                                   FORM 10-Q
                        QUARTER ENDED NOVEMBER 30, 1999

                                                                             Page No.
                                                                             --------
                         Part I. Financial Information

Item 1. Financial Statements - Teletouch Communications, Inc. (Unaudited)


          Condensed Consolidated Balance Sheets at
             November 30, 1999 and May 31, 1999                                 4

          Condensed Consolidated Statements of Operations -
             Three and Six Months Ended November 30, 1999 and
             November 30, 1998                                                  5

          Condensed Consolidated Statements of Cash Flows -
             Six Months Ended November 30, 1999 and
             November 30, 1998                                                  6

          Notes to Condensed Consolidated Financial Statements                  7

Item 2.   Management's Discussion and Analysis of Results of
             Operations and Financial Condition                                 9


                          Part II.  Other Information

Item 1.   Legal Proceedings                                                    14

Item 6.   Exhibits and Reports on Form 8-K                                     14

          Signatures                                                           15

                         Part 1. Financial Information

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In Thousands, except share data)

                                                                                       November 30, 1999          May 31, 1999
                                                                                     -------------------      -------------------
       ASSETS                                                                            (Unaudited)
CURRENT ASSETS:
       Cash and cash equivalents................................................              $  3,762             $  5,787
       Accounts receivable, net of allowance....................................                 2,278                1,788
       Inventory................................................................                 7,099                4,936
       Deferred income tax assets...............................................                    56                   56
       Note receivable..........................................................                   500                  500
       Certificates of deposit, restricted as to use............................                 1,475                  725
       Prepaid expenses and other current assets................................                 1,056                1,099
                                                                                     -----------------        -------------
                                                                                                16,226               14,891

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
       depreciation of $11,829 in 2000 and $10,671 in 1999......................                18,895               18,733

GOODWILL, INTANGIBLES AND OTHER ASSETS:
       Goodwill.................................................................                24,786               24,786
       Subscriber bases.........................................................                28,255               28,225
       FCC licenses.............................................................                21,744               21,741
       Non-compete agreements...................................................                   700                  700
       Debt issue costs.........................................................                 4,100                4,100
       Other....................................................................                   199                  150
       Accumulated amortization.................................................               (36,127)             (32,070)
                                                                                     -----------------        -------------
                                                                                                43,657               47,632
                                                                                     -----------------        -------------
                                                                                              $ 78,778             $ 81,256
                                                                                     =================        =============

     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
       Accounts payable and accrued expenses....................................              $  4,503             $  4,711
       Current portion of unearned sale/leaseback profit........................                   405                  405
       Deferred revenue.........................................................                 1,677                1,514
                                                                                     -----------------        -------------
                                                                                                 6,585                6,630

LONG-TERM LIABILITIES:
       Long-term debt...........................................................                77,046               75,944
       Unearned sale/leaseback profit...........................................                 3,017                3,102
                                                                                     -----------------        -------------
                                                                                                80,063               79,046

COMMITMENTS AND CONTINGENCIES                                                                       --                   --
DEFERRED INCOME TAXES                                                                            1,042                1,042
SHAREHOLDERS' EQUITY:
       Series A cumulative convertible preferred stock, $.001 par
       value, 15,000 shares authorized, issued, and outstanding.................                    --                   --
       Series B convertible preferred stock, $.001 par value, 411,457
       shares authorized, 87,286 shares issued and outstanding..................                    --                   --
       Common stock, $.001 par value, 25,000,000 shares authorized,
       4,235,465 shares issued and outstanding in 2000 and 4,235,527 in
       1999.....................................................................                     4                    4
       Additional paid-in capital...............................................                24,816               24,816
       Accumulated deficit......................................................               (33,732)             (30,282)
                                                                                     -----------------        -------------
                                                                                                (8,912)              (5,462)
                                                                                     -----------------        -------------
                                                                                              $ 78,778             $ 81,256
                                                                                     =================        =============

     See Accompanying Notes to Condensed Consolidated Financial Statements

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In Thousands, except shares and per share amounts)
                                  (Unaudited)

                                                                  Three Months Ended                    Six Months Ended
                                                                      November 30,                         November 30,
                                                             -----------------------------        ------------------------------
                                                                1999               1998             1999                1998
                                                             ----------         ----------        ----------          ----------
Service, rent, and maintenance revenue....................   $   11,156         $   10,447        $   22,279          $   20,677
Product sales revenue.....................................        2,579              1,847             4,886               3,823
                                                             ----------         ----------        ----------          ----------
   Total revenues.........................................       13,735             12,294            27,165              24,500
Net book value of products sold...........................       (2,497)            (1,826)           (4,618)             (3,698)
                                                             ----------         ----------        ----------          ----------
                                                                 11,238             10,468            22,547              20,802

Costs and expenses:
     Operating............................................        3,910              2,929             7,128               5,857
     Selling..............................................        2,164              1,246             3,885               2,476
     General and administrative...........................        1,515              2,401             3,881               4,695
     Depreciation and amortization........................        3,647              3,688             7,293               7,017
                                                             ----------         ----------        ----------          ----------
Total costs and expenses..................................       11,236             10,264            22,187              20,045
                                                             ----------         ----------        ----------          ----------

Operating income..........................................            2                204               360                 757

Gain/(loss) on sale of assets.............................         (116)                 1               117                  --

Interest expense, net.....................................       (2,003)            (1,949)           (3,927)             (3,983)
                                                             ----------         ----------        ----------          ----------

Loss before income taxes..................................       (2,117)            (1,744)           (3,450)             (3,226)

Income tax expense/(benefit)..............................           --                 --                --                  --
                                                             ----------         ----------        ----------          ----------

Net loss..................................................       (2,117)            (1,744)           (3,450)             (3,226)
Preferred stock dividends.................................         (937)              (793)           (1,851)             (1,568)
                                                             ----------         ----------        ----------          ----------

Loss applicable to common stock...........................       (3,054)            (2,537)           (5,301)             (4,794)
                                                             ==========         ==========        ==========          ==========


Loss per share............................................   $    (0.72)        $    (0.60)       $    (1.25)         $    (1.13)
                                                             ==========         ==========        ==========          ==========

Weighted average shares outstanding.......................    4,235,465          4,235,611         4,235,465           4,235,611
                                                             ==========         ==========        ==========          ==========

     See Accompanying Notes to Condensed Consolidated Financial Statements

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                                                        Six Months Ended
                                                                                          November 30,
                                                                                   ---------------------------
                                                                                      1999            1998
                                                                                   -----------     -----------
Operating Activities:
     Net loss....................................................................  $    (3,450)    $    (3,226)
     Adjustments to reconcile net loss to net cash
      provided by operating activities:
     Depreciation and amortization...............................................        7,293           7,017
     Non cash consulting expense.................................................           --              55
     Non cash interest expense...................................................        1,597           1,486
     Provision for losses on accounts receivable.................................          702             297
     Gain on sale of assets......................................................         (117)             --
     Amortization of unearned sale/leaseback profit..............................         (202)           (202)
     Changes in operating assets and liabilities:
      Accounts receivable, net...................................................       (1,192)           (454)
      Inventories................................................................       (1,532)           (300)
      Prepaid expenses and other assets..........................................          (24)            487
      Accounts payable and accrued expenses......................................         (208)           (773)
      Deferred  revenue..........................................................          163             316
                                                                                   -----------     -----------

Net cash provided by operating activities........................................        3,030           4,703

Investing Activities:
     Capital expenditures, including pagers......................................       (4,286)         (3,149)
     Purchase of certificates of deposit.........................................         (750)             --
     Deferred costs associated with acquisitions.................................          (15)             --
     Net proceeds from sale of assets............................................          246               4
                                                                                   -----------     -----------

Net cash used for investing activities...........................................       (4,805)         (3,145)

Financing Activities:
     Payments on long-term debt..................................................         (250)         (1,000)
                                                                                   -----------     -----------

Net increase/(decrease) in cash and cash equivalents.............................       (2,025)            558
Cash and cash equivalents at beginning of period.................................        5,787           4,567
                                                                                   -----------     -----------

Cash and cash equivalents at end of period.......................................  $     3,762     $     5,125
                                                                                   ===========     ===========


     See Accompanying Notes to Condensed Consolidated Financial Statements

                        TELETOUCH COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

  The unaudited condensed consolidated financial statements of Teletouch Communications, Inc., and its subsidiaries (the "Company") for the periods ended November 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial reporting applied on a consistent basis. Significant accounting policies followed by the Company were disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended May 31, 1999. The balance sheet at May 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain the material adjustments necessary to present fairly the financial position of the Company at November 30, 1999 and May 31, 1999 and the results of its operations and cash flows for the periods ended November 30, 1999 and 1998. All such adjustments are of a normal recurring nature. Interim period results are not necessarily indicative of the results to be achieved for the full year.

Reclassification: Certain reclassifications have been made in the prior years' financial statements to conform to the fiscal year 2000 presentation.


NOTE B - LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                            November 30,       May 31,
                                                                1999            1999
                                                            ------------       -------
                                                             (Unaudited)
Notes payable...........................................       $59,750         $60,000
Junior subordinated notes, including accrued interest...        17,296          15,944
                                                               -------         -------
                                                               $77,046         $75,944
                                                               =======         =======

  Notes Payable: In January 1998, Teletouch amended its original agreement (the "Credit Facility") with a group of lenders led by Chase Manhattan Bank. The new agreement (the "Credit Agreement") provides for loans in an amount not to exceed $70 million, as opposed to the $95 million provided for in the original Credit Facility. As of November 30, 1999, $59,750,000 of the Credit Agreement was funded, and $10,000,000 is available for future funding. To complete the Credit Agreement, the Company paid approximately $0.5 million in amendment fees. These fees have been deferred and are being amortized, using the effective interest method, over the term of the existing loans.

                        TELETOUCH COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


  The Credit Agreement bears interest, at the Company's designation, at a floating rate of the prime rate plus 1% to 2% or LIBOR plus 2% to 3%. These rates vary depending on the leverage ratio of the Company. The Credit Agreement is secured by substantially all of the assets of Teletouch and its subsidiaries. Borrowings under the Credit Agreement require the principal be repaid in escalating quarterly installments beginning with payments of $1,625,000 in August 2000 and ending in November 2005. These principal installments are expected to be paid with funds generated from operations. The Credit Agreement also requires the maintenance of specified financial and operating covenants, with which the Company is in compliance, and prohibits any payments on the Junior Subordinated Notes and the payment of dividends.

NOTE C - SEGMENT INFORMATION

  Teletouch operates in the wireless telecommunications industry, providing paging and messaging, cellular, and two-way radio services to a diversified customer base. As of and for the six months ending November 30, 1999 and 1998, the Company had no foreign operations.

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

  Teletouch is a leading provider of wireless telecommunications services, primarily paging services, in non-major metropolitan areas and communities in the southeast United States. As of November 30, 1999 the Company had approximately 400,800 pagers in service. The Company derives the majority of its revenues from fixed periodic fees, not dependent on usage, charged to subscribers for paging services. As long as a subscriber remains on service, operating results benefit from the recurring payments of the fixed periodic fees without incurring additional selling expenses or other fixed costs. While there can be no assurance, Teletouch expects that net subscriber additions will continue to grow as the Company continues to open new retail stores and to focus on its other sales channels.

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

                                                          Three Months Ended           Six Months Ended
                                                             November 30,                November 30,
                                                      --------------------------  ---------------------------
                                                          1999          1998          1999          1998
                                                      ------------  ------------  ------------  --------------
                                                      (in thousands, except pagers, ARPU and per share amounts)
Service, rent and maintenance revenue                      $ 11,156       $ 10,447       $ 22,279       $ 20,677
Product sales revenue                                         2,579          1,847          4,886          3,823
                                                           --------       --------       --------       --------
     Total revenues                                          13,735         12,294         27,165         24,500
Net book value of products sold                              (2,497)        (1,826)        (4,618)        (3,698)
                                                           --------       --------       --------       --------
                                                           $ 11,238       $ 10,468       $ 22,547       $ 20,802

Operating expenses                                         $ 11,236       $ 10,264       $ 22,187       $ 20,045

Operating income                                           $      2       $    204       $    360       $    757

Net loss before preferred stock dividends                  $ (2,117)      $ (1,744)      $ (3,450)      $ (3,226)

Net loss after preferred stock dividends                   $ (3,054)      $ (2,537)      $ (5,301)      $ (4,794)

Loss per share after preferred stock dividends             $  (0.72)      $  (0.60)      $  (1.25)      $  (1.13)

EBITDA (1)                                                 $  3,649       $  3,892       $  7,653       $  7,774

Pagers in service at end of period                          400,800        366,900        400,800        366,900

Average revenue per unit ("ARPU")                          $   8.98       $   9.28       $   9.03       $   9.28

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

Results of Operations for the six months and three months ended
---------------------------------------------------------------
November 30, 1999 and 1998
--------------------------

  Total revenue: Teletouch's total revenue increased to $27.2 and $13.7 million
  -------------
for the six months and three months ended November 30, 1999 from $24.5 and $12.3 million for the six months and three months ended November 30, 1998. This increase is due primarily to the additional revenues of $1.1 million from new cellular products and from an increase in pagers in service resulting from internal growth. Pagers in service increased to approximately 400,800 at November 30, 1999 as compared to 366,900 at November 30, 1998.

  The positive impact on total revenue of the increase in pagers in service is partially offset by the decline in average revenue per unit ("ARPU"). ARPU for the six months ended November 30, 1999 was $9.03 as compared to $9.19 for the six months ended May 31, 1999 and $9.28 for the six months ended
November 30, 1998. The decrease in ARPU is primarily due to an increase in the percentage of the Company's subscriber base represented by resellers as well as increased competition in the Company's markets. Resellers are businesses that buy airtime at wholesale prices from Teletouch and sell the service to end users. While the wholesale price to a reseller is lower than the price the Company charges to its other customers, a reseller bears the cost of acquiring, billing, collecting and servicing its subscribers. At November 30, 1999 approximately 38% of the Company's subscriber base was represented by resellers as opposed to 36% at November 30, 1998. In fiscal 1999, Teletouch implemented a minor price increase for its basic paging service. The price increase will have a positive impact on the Company's future ARPU, but as competitors continue to pursue its customers in the marketplace and as the percentage of its subscriber base represented by resellers increases, ARPU will continue to decline. Nevertheless, Teletouch expects that the growth of paging units in service and the introduction of new products and services will increase sufficiently to offset any decline in ARPU and not result in a decrease in total revenue.

  Operating expenses, excluding depreciation and amortization: Operating
  -----------------------------------------------------------
expenses, excluding depreciation and amortization, were $14.9 million, 55% of total revenue, for the first six months of fiscal year 2000 as compared to $13.0 million, 53% of total revenue, for the first six months of fiscal year 1999; and $7.6 million, 55% of total revenue, for the three months ended November 30, 1999 as compared to $6.6 million, 53% of total revenue, for the three months ended November 30, 1998. Costs have increased primarily because of the opening of 14 new retail outlets, particularly in the areas of payroll, rent, and advertising expenses. Additionally, due to the restructuring of certain administrative collection functions in May 1999, bad debt losses have increased significantly for the six and three months ended November 30, 1999 as compared to the six and three months ended November 30, 1998. As a result, the Company has implemented new procedures that should result in lower bad debt losses over the next few months.

   Depreciation and amortization: Depreciation and amortization expense was
  ------------------------------
$7.3 and $3.6 million for the six months and three months ended November 30, 1999 as compared to $7.0 and $3.7 million for the six and three months ended November 30, 1998. The increase is primarily due to the additional depreciation recorded on returned leased pagers and the addition of new retail outlets. Teletouch's emphasis on selling rather than leasing pagers has begun to stabilize the depreciation expense associated with returned leased pagers.

  Interest expense: Net interest expense decreased to $3.9 million for the six
  ----------------
months ended November 30, 1999 from $4.0 million for the six months ended November 30, 1998. However, interest expense increased to $2.0 million for the three months ended November 30, 1999 from $1.9 million for the three months ended November 30, 1998. The decrease in long-term debt under the Credit Agreement at November 30, 1999 versus the long-term debt owed at November 30, 1998 combined with lower interest rates are the primary factors contributing to the year-to-date lower interest costs. These factors, however, were partially offset by the increased amortization of financing costs associated with the Credit Agreement and the increased interest expenses associated with the Junior Subordinated Notes.

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

  EBITDA: EBITDA decreased to $7.7 million, 28% of total revenue, for the six
  ------
months ended November 30, 1999 from $7.8 million, 32% of total revenue, for the six months ended November 30, 1998; and $3.6 million, 27% of total revenue, for the three months ended November 30, 1999 from $3.9 million, 32% of total revenue, for the three months ended November 30, 1998. The decrease in EBITDA as a percentage of total revenue is primarily due to the 14 new retail outlets opened during the first six months of fiscal 2000 and increased bad debt losses, as previously discussed.

FINANCIAL CONDITION

  In January 1998, Teletouch amended its original agreement (the "Credit Facility") with a group of lenders led by Chase Manhattan Bank. The new agreement (the "Credit Agreement") provides for loans in an amount not to exceed $70 million, as opposed to the $95 million provided for in the original Credit Facility. As of November 30, 1999, $59,750,000 of the Credit Agreement was funded, and $10,000,000 is available for future funding. To complete the Credit Agreement, the Company paid approximately $0.5 million in amendment fees. These fees have been deferred and are being amortized, using the effective interest method, over the term of the existing loans.

  The Credit Agreement bears interest, at the Company's designation, at a floating rate of the prime rate plus 1% to 2% or LIBOR plus 2% to 3%. These rates vary depending on the leverage ratio of the Company. The Credit Agreement is secured by substantially all of the assets of Teletouch and its subsidiaries. Borrowings under the Credit Agreement require the principal be repaid in escalating quarterly installments beginning with payments of $1,625,000 in August 2000 and ending in November 2005. These principal installments are expected to be paid with funds generated from operations. The Credit Agreement also requires the maintenance of specified financial and operating covenants, with which the Company is in compliance, and prohibits any payments on the Junior Subordinated Notes and the payment of dividends.

  Teletouch's operations require capital investment to purchase inventory for lease to customers, to open new retail facilities, and to acquire paging infrastructure equipment to support the Company's growth. Net capital expenditures, including pagers, amounted to $4.3 million and $3.1 million for the first six months of fiscal years 2000 and 1999, respectively. Teletouch anticipates capital expenditures to be higher in fiscal 2000 as compared to fiscal 1999 as the Company continues its retail store expansion in the last half of fiscal 2000, improves its infrastructure, and meets its subscribers' pager needs. Teletouch will pay for these expenditures with cash generated from operations and, if necessary, borrowings under the unused portion of the Credit Agreement (discussed above).

  The Company's inventory balance increased approximately $2.2 million between May 31, 1999 and November 30, 1999. This increase was funded with cash generated from operations. The increase occurred primarily to smooth the transitioning of Teletouch's central inventory from Arkansas to Texas, to stock the Company's new retail stores, and to meet the needs of various marketing programs. Inventory levels are expected to decrease to historical levels in the last half of Fiscal 2000.

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

IMPACT OF YEAR 2000

  Teletouch has experienced no significant issues with respect to Year 2000. However, the Company is continuing to monitor its systems to insure that any issues that might arise are addressed immediately.

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

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits.
     ---------

Exhibit                                                 Page
Number    Title of Exhibit                              Number
------    ----------------                              ------


27        Financial Data Schedule                         16


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


                                               TELETOUCH COMMUNICATIONS, INC.
                                               ---------------------------------
                                               (Registrant)



Date: January 14, 2000
                                               /s/ J. Richard Carlson
                                               ---------------------
                                               J. Richard Carlson
                                               President
                                               Chief Operating Officer



Date: January 14, 2000
                                               /s/ J. Kernan Crotty
                                               --------------------
                                               J. Kernan Crotty
                                               Executive Vice President
                                               Chief Financial Officer
                                               (Principal Accounting Officer)