Form 10-Q
period 2000-02-29
TELETOUCH COMMUNICATIONS INC
filed 2000-04-14
CIK 928659

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              ------------------

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended February 29, 2000

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
 (State or other jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)

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

       Common Stock, $.001 par value - 4,298,130 shares outstanding as of April 14, 2000

                        TELETOUCH COMMUNICATIONS, INC.
                                   FORM 10-Q
                        QUARTER ENDED FEBRUARY 29, 2000



                                                                        Page No.
                                                                        --------

                        Part I.  Financial Information

Item 1.  Financial Statements - Teletouch Communications, Inc. (Unaudited)

           Condensed Consolidated Balance Sheets at
             February 29, 2000 and May 31, 1999                              4

           Condensed Consolidated Statements of Operations -
             Three and Nine Months Ended February 29, 2000 and
             February 28, 1999                                               5

           Condensed Consolidated Statements of Cash Flows -
             Nine Months Ended February 29, 2000 and
             February 28, 1999                                               6

           Notes to Condensed Consolidated Financial Statements              7

Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition                                9



                        Part II.  Other Information


Item 1.  Legal Proceedings                                                  15

Item 6.  Exhibits and Reports on Form 8-K                                   15

         Signatures                                                         16

                         Part 1. Financial Information

                                          TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (In Thousands, except share dcata)

                                                                                      February 29, 2000           May 31, 1999
                                                                                      -----------------         ----------------
       ASSETS                                                                            (Unaudited)
CURRENT ASSETS:
       Cash and cash equivalents........................................................    $     5,137              $     5,787
       Accounts receivable, net of allowance............................................          1,972                    1,788
       Inventory........................................................................          6,210                    4,936
       Deferred income tax assets.......................................................             56                       56
       Note receivable..................................................................            500                      500
       Certificates of deposit, restricted as to use....................................          1,475                      725
       Prepaid expenses and other current assets........................................          1,335                    1,099
                                                                                           ------------             ------------
                                                                                                 16,685                   14,891
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
       depreciation of $12,646 in 2000 and $10,671 in 1999..............................         19,057                   18,733

GOODWILL, INTANGIBLES AND OTHER ASSETS:
       Goodwill.........................................................................         24,786                   24,786
       Subscriber bases.................................................................         28,255                   28,225
       FCC licenses.....................................................................         21,744                   21,741
       Non-compete agreements...........................................................            700                      700
       Debt issue costs.................................................................          4,100                    4,100
       Other............................................................................            221                      150
       Accumulated amortization.........................................................        (38,152)                 (32,070)
                                                                                           ------------             ------------
                                                                                                 41,654                   47,632
                                                                                           ------------             ------------
                                                                                            $    77,396              $    81,256
                                                                                           ============             ============
     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
       Accounts payable and accrued expenses............................................    $     3,675              $     4,711
       Current portion of unearned sale/leaseback profit................................            405                      405
       Deferred revenue.................................................................          1,763                    1,514
                                                                                           ------------             ------------
                                                                                                  5,843                    6,630
LONG-TERM LIABILITIES:
       Long-term debt...................................................................         77,756                   75,944
       Unearned sale/leaseback profit...................................................          2,915                    3,102
                                                                                           ------------             ------------
                                                                                                 80,671                   79,046

COMMITMENTS AND CONTINGENCIES...........................................................             --                       --
DEFERRED INCOME TAXES...................................................................          1,042                    1,042
SHAREHOLDERS' EQUITY:
       Series A cumulative convertible preferred stock, $.001 par value,
       15,000 shares authorized, issued, and outstanding................................             --                       --
       Series B convertible preferred stock, $.001 par value, 411,457 shares
       authorized, 87,286 shares issued and outstanding.................................             --                       --
       Common stock, $.001 par value, 25,000,000 shares authorized,   4,298,130
       shares issued and outstanding in 2000 and 4,235,527 in 1999......................              4                        4
       Additional paid-in capital.......................................................         24,863                   24,816
       Accumulated deficit..............................................................        (35,027)                 (30,282)
                                                                                           ------------             ------------
                                                                                                (10,160)                  (5,462)
                                                                                           ------------             ------------
                                                                                            $    77,396              $    81,256
                                                                                           ============             ============

     See Accompanying Notes to Condensed Consolidated Financial Statements

                                          TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (In Thousands, except shares and per share amounts)
                                                            (Unaudited)


                                                                 Three Months Ended                    Nine Months Ended
                                                                 February 29 and 28,                  February 29 and 28,
                                                         ---------------------------------    ----------------------------------
                                                               2000              1999              2000                1999
                                                         --------------    ---------------    --------------     ---------------
Service, rent, and maintenance revenue.................    $     11,383       $     10,953      $     33,662        $     31,630
Product sales revenue..................................           3,011              2,168             7,897               5,991
                                                         --------------    ---------------    --------------     ---------------
   Total revenues......................................          14,394             13,121            41,559              37,621
Net book value of products sold........................          (2,893)            (2,177)           (7,511)             (5,875)
                                                         --------------    ---------------    --------------     ---------------
                                                                 11,501             10,944            34,048              31,746

Costs and expenses:
     Operating.........................................           3,641              2,986            10,769               8,843
     Selling...........................................           2,191              1,627             6,076               4,103
     General and administrative........................           1,776              2,491             5,657               7,186
     Depreciation and amortization.....................           3,122              3,954            10,415              10,971
                                                         --------------    ---------------    --------------     ---------------
Total costs and expenses...............................          10,730             11,058            32,917              31,103
                                                         --------------    ---------------    --------------     ---------------

Operating income/(loss)................................             771               (114)            1,131                 643

Gain on sale of assets.................................              --                 22               117                  22

Interest expense, net..................................          (2,066)            (1,874)           (5,993)             (5,857)
                                                         --------------    ---------------    --------------     ---------------
Loss before income taxes...............................          (1,295)            (1,966)           (4,745)             (5,192)

Income tax expense/(benefit)...........................              --                 --                --                  --
                                                         --------------    ---------------    --------------     ---------------
Net loss...............................................          (1,295)            (1,966)           (4,745)             (5,192)
Preferred stock dividends..............................            (969)              (811)           (2,820)             (2,379)
                                                         --------------    ---------------    --------------     ---------------
Loss applicable to common stock........................          (2,264)            (2,777)           (7,565)             (7,571)
                                                         ==============    ===============    ==============     ===============

Loss per  share........................................    $      (0.53)      $      (0.66)     $      (1.76)       $      (1.79)
                                                         ==============    ===============    ==============     ===============
Weighted average shares outstanding....................       4,298,130          4,235,611         4,298,130           4,235,611
                                                         ==============    ===============    ==============     ===============

     See Accompanying Notes to Condensed Consolidated Financial Statements

                                          TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (In Thousands)
                                                            (Unaudited)

                                                                                                Nine Months Ended
                                                                                               February 29 and 28,
                                                                                       -------------------------------------
                                                                                           2000                   1999
                                                                                       --------------         --------------
Operating Activities:
     Net loss........................................................................    $     (4,745)          $     (5,192)
     Adjustments to reconcile net loss to net cash provided by
       operating activities:
     Depreciation and amortization...................................................          10,415                 10,971
     Non cash consulting expense.....................................................              --                     55
     Non cash interest expense.......................................................           2,424                  2,240
     Provision for losses on accounts receivable.....................................           1,017                    547
     Gain on sale of assets..........................................................            (117)                   (22)
     Amortization of unearned sale/leaseback profit..................................            (304)                  (304)
     Changes in operating assets and liabilities:
       Accounts receivable, net......................................................          (1,201)                (1,077)
       Inventories...................................................................            (219)                   552
       Prepaid expenses and other assets.............................................            (325)                   518
       Accounts payable and accrued expenses.........................................          (1,036)                (1,550)
       Deferred  revenue.............................................................             249                    408
                                                                                       --------------         --------------
Net cash provided by operating activities............................................           6,158                  7,146

Investing Activities:
     Capital expenditures, including pagers..........................................          (6,086)                (4,676)
     Purchase of certificates of deposit.............................................            (750)                    --
     Deferred costs associated with acquisitions.....................................             (15)                    --
     Net proceeds from sale of assets................................................             246                     49
                                                                                       --------------         --------------
Net cash used for investing activities...............................................          (6,605)                (4,627)

Financing Activities:
     Payments on long-term debt......................................................            (250)                (1,000)
     Net proceeds from common stock warrants.........................................              47                     --
                                                                                       --------------         --------------
Net cash used for financing activities...............................................            (203)                (1,000)
                                                                                       --------------         --------------
Net increase/(decrease) in cash and cash equivalents.................................            (650)                 1,519
Cash and cash equivalents at beginning of period.....................................           5,787                  4,567
                                                                                       --------------         --------------
Cash and cash equivalents at end of period...........................................    $      5,137           $      6,086
                                                                                       ==============         ==============


     See Accompanying Notes to Condensed Consolidated Financial Statements

                        TELETOUCH COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

   The unaudited condensed consolidated financial statements of Teletouch Communications, Inc., and its subsidiaries (the "Company") for the periods ended February 29, 2000 and February 28, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial reporting applied on a consistent basis. Significant accounting policies followed by the Company were disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended May 31, 1999. The balance sheet at May 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain the material adjustments necessary to present fairly the financial position of the Company at February 29, 2000 and May 31, 1999 and the results of its operations and cash flows for the periods ended February 29, 2000 and February 28, 1999. All such adjustments are of a normal recurring nature. Interim period results are not necessarily indicative of the results to be achieved for the full year.

Reclassification: Certain reclassifications have been made in the prior years' financial statements to conform to the fiscal year 2000 presentation.


NOTE B - LONG-TERM DEBT

Long-term debt consists of the following (in thousands):


                                                     February 29,   May 31,
                                                        2000         1999
                                                       -------      -------
                                                     (Unaudited)

Notes payable....................................      $59,750      $60,000
Junior subordinated notes, including
  accrued interest...............................       18,006       15,944
                                                       -------      -------
                                                       $77,756      $75,944
                                                       =======      =======

   Notes Payable: Teletouch's Credit Agreement provides for loans in an amount not to exceed $70 million. As of February 29, 2000, $59,750,000 of the Credit Agreement was funded, and $10,000,000 is available for future funding. The Credit Agreement bears interest, at the Company's designation, at a floating rate of the prime rate plus 1% to 2% or LIBOR plus 2% to 3%. These rates vary depending on the leverage ratio of the Company. The Credit Agreement is secured by substantially all of the assets of Teletouch and its subsidiaries. Borrowings under the Credit Agreement require the principal be repaid in escalating quarterly installments beginning with payments of $1,625,000 in August 2000 and ending in November 2005. These principal installments are expected to be paid with funds generated from operations. The Credit Agreement also requires the maintenance of specified financial and operating covenants, with which the Company is in compliance, and prohibits any payments on the Junior Subordinated Notes and the payment of dividends.

                        TELETOUCH COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE C - SEGMENT INFORMATION

   Teletouch operates in the wireless telecommunications industry, providing paging and messaging, cellular, and two-way radio services to a diversified customer base. As of and for the nine months ending February 29, 2000 and February 28, 1999, the Company had no foreign operations.

   Teletouch's cellular and two-way radio operations represent less than 10% individually and in the aggregate of revenue, operating income, and assets of the Company.


NOTE D - SUBSEQUENT EVENTS

   On March 31, 2000, Teletouch signed an agreement to acquire Eastex Communications, a privately held company headquartered in Nacogdoches, Texas, for approximately $0.5 million. Eastex provides paging and two-way radio services in Nacogdoches, Lufkin, Livingston, and Huntsville, Texas. The acquisition also includes six 450 MHz licenses for Logic Trunked Radio (LTR) Passport-enabled systems. The Company will account for this acquisition under the purchase method of accounting.

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

  Teletouch is a leading provider of wireless telecommunications services, primarily paging services, in non-major metropolitan areas and communities in the southeast United States. As of February 29, 2000 the Company had approximately 414,600 pagers in service. The Company derives the majority of its revenues from fixed periodic fees, not dependent on usage, charged to subscribers for paging services. As long as a subscriber remains on service, operating results benefit from the recurring payments of the fixed periodic fees without incurring additional selling expenses or other fixed costs. While there can be no assurance, Teletouch expects that net subscriber additions will continue to grow as the Company continues to open new retail stores and to focus on its other sales channels.

  The Company is also expanding its existing product lines. In December 1998, Teletouch began offering its own brand of prepaid cellular service. The Company also sells PCS cellular service as an agent for other carriers. To enhance its primary wireless services, the Company is also expanding its offering of other value-added services such as voice mail and Smartpager(R), a service whereby individuals can send an alphanumeric page to a subscriber without any special software or equipment. The Company is closely monitoring new product offerings and the expansion of existing products and services to ensure those products and services are meeting its customers' needs.

  On March 15, 2000, Teletouch signed a five-year agreement with WebLink Wireless, Inc. This agreement allows the Company to market two-way wireless data service through WebLink's nationwide network. It also provides Teletouch with a broad suite of other advanced messaging services to market to its customers, including Internet-based messaging and content services. This agreement follows Teletouch's recent purchase of 32 licenses in the 900 MHz spectrum through the FCC license auctioning process. These licenses will provide significant paging capacity for all of the Company's markets on a common frequency.

  On March 31, 2000, Teletouch signed an agreement to acquire Eastex Communications, a privately held company headquartered in Nacogdoches, Texas. Eastex provides paging and two-way radio services in Nacogdoches, Lufkin, Livingston, and Huntsville, Texas. The acquisition also includes six 450 MHz licenses for Logic Trunked Radio (LTR) Passport-enabled systems.

  LTR radio service is licensed for the 450 MHz spectrum and includes voice, data and voice mail capabilities. The LTR Passport-enabled service includes "follow-me roaming" features that are similar to the automatic handoff of radio signals characteristic of cellular radio systems. The market for LTR radio service includes customers desiring an upgrade in features and extended roaming compared to traditional two-way radio service. LTR radio service is also a cost-efficient communications alternative to cellular telephones since LTR service is based on a fixed monthly fee per radio versus per-minute cellular charges.

  Teletouch also recently launched a 450 MHz Passport system in Tyler and Longview, Texas. This service will provide the Company with significant growth opportunities to provide "Nextel-type" radio service in its East Texas and other markets.

RESULTS OF OPERATIONS

  The following table presents certain items from the Company's condensed consolidated statements of operations and certain other information for the periods indicated.

                                                            Three Months Ended             Nine Months Ended
                                                            February 29 and 28,           February 29 and 28,
                                                          -----------------------       -----------------------
                                                             2000          1999           2000          1999
                                                             ----          ----           ----          ----

                                (in thousands, except pagers, ARPU and per share amounts)
Service, rent and maintenance revenue                     $ 11,383       $ 10,953       $ 33,662       $ 31,630
Product sales revenue                                        3,011          2,168          7,897          5,991
                                                          --------       --------       --------       --------
     Total revenues                                         14,394         13,121         41,559         37,621
Net book value of products sold                             (2,893)        (2,177)        (7,511)        (5,875)
                                                          --------       --------       --------       --------
                                                          $ 11,501       $ 10,944       $ 34,048       $ 31,746

Operating expenses                                        $ 10,730       $ 11,058       $ 32,917       $ 31,103

Operating income                                          $    771       $   (114)      $  1,131       $    643

Net loss before preferred stock dividends                 $ (1,295)      $ (1,966)      $ (4,745)      $ (5,192)

Net loss after preferred stock dividends                  $ (2,264)      $ (2,777)      $ (7,565)      $ (7,571)

Loss per share after preferred stock dividends            $  (0.53)      $  (0.66)      $  (1.76)      $  (1.79)

EBITDA (1)                                                $  3,893       $  3,840       $ 11,546       $ 11,614

Pagers in service at end of period                         414,600        385,000        414,600        385,000

Average revenue per unit ("ARPU")                         $   9.10       $   9.30       $   9.04       $   9.30

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

Results of Operations for the nine and three months ended February 29 and 28,
-----------------------------------------------------------------------------
2000 and 1999
-------------

  Total revenue:  Teletouch's total revenue increased to $41.6 and $14.4 million
  -------------
for the nine months and three months ended February 29, 2000 from $37.6 and $13.1 million for the nine months and three months ended February 28, 1999.
This increase is due primarily to the additional revenues of $2.2 million from new cellular products and from an increase in pagers in service resulting from internal growth. Pagers in service increased to approximately 414,600 at February 29, 2000 as compared to 385,000 at February 28, 1999.

  The positive impact on total revenue of the increase in pagers in service is partially offset by the decline in average revenue per unit ("ARPU"). ARPU for the nine months ended February 29, 2000 was $9.04 as compared to $9.21 for the nine months ended May 31, 1999 and $9.30 for the nine months ended February 28, 1999. The decrease in ARPU is primarily due to an increase in the percentage of the Company's subscriber base represented by resellers as well as increased competition in the Company's markets. Resellers are businesses that buy airtime at wholesale prices from Teletouch and sell the service to end users. While the wholesale price to a reseller is lower than the price the Company charges to its other customers, a reseller bears the cost of acquiring, billing, collecting and servicing its subscribers. At February 29, 2000 approximately 40% of the Company's subscriber base was represented by resellers as opposed to 38% at February 28, 1999. In fiscal 1999, Teletouch implemented a minor price increase for its basic paging service. The price increase will have a positive impact on the Company's future ARPU, but as competitors continue to pursue its customers in the marketplace and as the percentage of its subscriber base represented by resellers increases, the Company's ARPU will continue to decline. Nevertheless, Teletouch expects that the growth of paging units in service and the introduction of new products and services will be sufficient to offset any decline in ARPU and not result in a decrease in total revenue.


  Operating expenses, excluding depreciation and amortization:  Operating
  -----------------------------------------------------------
expenses, excluding depreciation and amortization, were $22.5 million, 54% of total revenue, for the first nine months of fiscal year 2000 as compared to $20.1 million, 54% of total revenue, for the first nine months of fiscal year 1999; and $7.6 million, 53% of total revenue, for the three months ended February 29, 2000 as compared to $7.1 million, 54% of total revenue, for the three months ended February 28, 1999. Costs have increased primarily because of the opening of 16 new retail outlets, particularly in the areas of payroll, rent, and advertising expenses. As new retail stores are opened, operating expenses are expected to increase as a percentage of revenue for a period of time. Additionally, due to the restructuring of certain administrative collection functions in May 1999, bad debt losses have increased significantly for the nine and three months ended February 29, 2000 as compared to the nine and three months ended February 28, 1999. However, the Company has implemented new procedures that have resulted in lower bad debt losses for the third quarter of fiscal 2000 compared to the second quarter of fiscal 2000.


  Depreciation and amortization:  Depreciation and amortization expense was
  ------------------------------
$10.4 and $3.1 million for the nine months and three months ended February 29, 2000 as compared to $11.0 and $4.0 million for the nine months and three months ended February 28, 1999. The decrease is primarily due to lower depreciation expenses recorded on returned leased pagers and the expiration of amortization on certain intangibles, partially offset by the addition of new retail outlets.

  Interest expense:  Net interest expense increased to $6.0 million for the nine
  ----------------
months ended February 29, 2000 from $5.9 million for the nine months ended February 28, 1999; and $2.1 million for the three months ended February 29, 2000 from $1.9 million for the three months ended February 28, 1999. Increased interest expense associated with the Junior Subordinated Notes, partially offset by the decrease in long-term debt owed under the Credit Agreement at February 29, 2000 versus February 28, 1999 and lower interest rates for most of fiscal 2000, is the primary factor contributing to the higher interest costs.


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


  EBITDA:  EBITDA decreased to $11.5 million, 28% of total revenue, for the nine
  ------
months ended February 29, 2000 from $11.6 million, 31% of total revenue, for the nine months ended February 28, 1999; and increased to $3.9 million, 27% of total revenue, for the three months ended February 29, 2000 from $3.8 million, 29% of total revenue, for the three months ended February 28, 1999. The decrease in EBITDA as a percentage of total revenue is primarily due to the 16 new retail outlets opened during the first nine months of fiscal 2000 and increased bad debt losses, as previously discussed.


FINANCIAL CONDITION

  Teletouch's Credit Agreement provides for loans in an amount not to exceed $70 million. As of February 29, 2000, $59,750,000 of the Credit Agreement was funded, and $10,000,000 is available for future funding. The Credit Agreement bears interest, at the Company's designation, at a floating rate of the prime rate plus 1% to 2% or LIBOR plus 2% to 3%. These rates vary depending on the leverage ratio of the Company. The Credit Agreement is secured by substantially all of the assets of Teletouch and its subsidiaries. Borrowings under the Credit Agreement require the principal be repaid in escalating quarterly installments beginning with payments of $1,625,000 in August 2000 and ending in November 2005. These principal installments are expected to be paid with funds generated from operations. The Credit Agreement also requires the maintenance of specified financial and operating covenants, with which the Company is in compliance, and prohibits any payments on the Junior Subordinated Notes and the payment of dividends.

  Teletouch's operations require capital investment to purchase inventory for lease to customers, to open new retail facilities, and to acquire paging infrastructure equipment to support the Company's growth. Net capital expenditures, including pagers, amounted to $6.1 million and $4.7 million for the first nine months of fiscal years 2000 and 1999, respectively. Teletouch anticipates capital expenditures to continue to be higher in fiscal 2000 as compared to fiscal 1999 as the Company continues its retail store expansion, improves its infrastructure, and meets its subscribers' pager needs. The Company also anticipates relatively large capital expenditures in fiscal 2001 as it plans to add 30 additional retail locations within its existing markets. Teletouch will pay for these expenditures with cash generated from operations and, if necessary, borrowings under the unused portion of the Credit Agreement (discussed above).

  The Company's inventory balance increased $1.3 million between May 31, 1999 and February 29, 2000, down from the $2.2 million increase between May 31, 1999 and November 30, 1999. This increase was funded with cash generated from operations. The increase occurred primarily to support Teletouch's prepaid cellular program and other new wireless programs, to stock the Company's new retail stores, and to meet the needs of other marketing programs. Inventory levels are expected to continue to decrease in the last quarter of Fiscal 2000 as these needs are being met.


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


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.

Exhibit                                                        Page
Number         Title of Exhibit                               Number
------         ----------------                               ------

10             J. Richard Carlson Employment Agreement          17

27             Financial Data Schedule                          29


(b)  Reports on Form 8-K.
     --------------------

     None.

                                  Signatures
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TELETOUCH COMMUNICATIONS, INC.
                                          ------------------------------
                                          (Registrant)



Date: April 14, 2000
                                          /s/ J. Richard Carlson
                                          ----------------------
                                          J. Richard Carlson
                                          President
                                          Chief Executive Officer



Date: April 14, 2000
                                          /s/ J. Kernan Crotty
                                          --------------------
                                          J. Kernan Crotty
                                          Executive Vice President
                                          Chief Financial Officer
                                          (Principal Accounting Officer)

                             EMPLOYMENT AGREEMENT


     EMPLOYMENT AGREEMENT (this "Agreement"), dated December 22, 1999, between Teletouch Communications, Inc., a Delaware corporation (together with its subsidiaries, the "Company"), and J. Richard Carlson, an individual residing in Tyler, Texas (the "Employee").


                             W I T N E S S E T H:


     WHEREAS, the Company desires to offer the Employee employment upon the terms and conditions set forth herein and the Employee desires to accept such employment;

     NOW THEREFORE in consideration of the mutual benefits to be derived from this Agreement, the Company and the Employee hereby agree as follows:

1.   Term of Employment; Office and Duties.
     -------------------------------------

           (a) Beginning on December 1, 1999 (the "Employment Date") and for an initial term ending May 31, 2001, the Company shall employ the Employee as a senior executive of the Company with the title of President, Chief Executive Officer and Chief Operating Officer, with the duties and responsibilities prescribed for such offices in the Bylaws of the Company and such additional duties and responsibilities consistent with such positions as may from time to time be assigned to the Employee by the Board of Directors. Employee agrees to perform such duties and discharge such responsibilities in accordance with the terms of this Agreement. This Agreement shall be renewed for an additional one-year term, by the mutual written agreement of the Employee and the Company at least thirty (30) days prior to its expiration.

           (b) The Employee shall devote all of his working time to the business and affairs of the Company other than during vacations of at most three weeks per year and periods of illness or incapacity; provided, however, that
                                                     --------  -------
nothing in this Agreement shall preclude the Employee from devoting time required: (i) for serving as a director or officer of any organization or entity not in the paging business; (ii) delivering lectures or fulfilling speaking engagements; and (iii) engaging in charitable and community activities; provided, however, that such activities do not interfere with the performance of
--------  -------
his duties hereunder.

2.   Compensation and Benefits.
     -------------------------

For all services rendered by the Employee in any capacity during the period of Employee's employment by the Company, including without limitation, services as an executive officer or member of any committee of the Company or any subsidiary, affiliate or division thereof, from and after the Effective Date the Employee shall be compensated as follows:

           (a)   Base Salary.  The Company shall pay the Employee a fixed salary
              -----------
("Base

Salary") at a rate of two hundred thousand dollars ($200,000) per year. The Board of Directors may periodically review the Employee's Base Salary with a view to increasing such Base Salary if, in the judgment of the Board of Directors, the earnings of the Company or the services of the Employee merit such an increase. Base Salary will be payable in accordance with the customary payroll practices of the Company.

           (b)   Bonus.
                 -----

                 (i) Employee will be entitled to receive an annual bonus ("the "Annual Bonus"), payable each year subsequent to the issuance of final audited financial statements, but in no case later than 150 days after the end of the Company's most recently completed fiscal year. The targeted amount of the Annual Bonus is $200,000, but the final determination on the amount of the Annual Bonus will be made by the Compensation Committee of the Board of Directors, based primarily upon the Company's actual reported operating performance versus the Company's budgeted performance for the Company's most recently completed fiscal year. Specifically, the Compensation Committee will give consideration to Earning Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), to EBITDA less Capital Expenditures, and to other traditional criteria for determining operating performance. The Compensation Committee may also consider other more subjective factors in making its determination.

                 (ii) In addition to other amounts payable hereunder, Employee shall receive from the Company a signing bonus of $100,000, payable within thirty days after the Employment Date.

                 (iii) The Employee will participate in an annual bonus pool to be developed and approved by the Company's Board of Directors.

                 (iv) If during the Employee's tenure as President, Chief Executive Officer and Chief Operating Officer hereunder, the Junior Subordinated Debt that is issued and outstanding is paid by the Company or a third party and the Series A Preferred Stock issued by the Company is redeemed or purchased by the Company or purchased by a third party (the "Repayment"), then the Employee shall receive a Repayment Bonus. The Repayment Bonus shall be computed as follows: if total cash proceeds equals or exceeds twenty-five million dollars ($25,000,000) but is less than thirty million dollars ($30,000,000) then the Repayment Bonus shall equal $250,000; if total cash proceeds equals or exceeds thirty million dollars ($30,000,000) but is less than thirty-five million dollars ($35,000,000) then the Repayment Bonus shall equal $750,000; if total cash proceeds equals or exceeds thirty-five million dollars ($35,000,000) then the Repayment Bonus shall equal $1,000,000. Notwithstanding the foregoing, in the event that the Junior Subordinated Debt and the Series A Preferred Stock are repaid, redeemed and/or paid in full in cash and the Company ceases to be a public reporting company pursuant to Section 12(b) or Section 12(g) of the Securities Exchange Act of 1934 as a consequence of the acquisition of substantially all of the outstanding voting securities of the Company by a single person, party or group (the "Acquirer"), then the Employee will be entitled to the greater of (a) the net proceeds payable to him by the Acquirer or the Company for his interest in any and all options issued by the Company and owned by the Employee or (b) the Repayment Bonus, but not both.

           (c)   Fringe Benefits.
                 ---------------

                 (i) The Employee shall be entitled to participate in such disability, health and life insurance and other fringe benefit plans or programs, including a Section 401(k) retirement plan, of the Company established from time to time by the Board of Directors, if any, to the extent that his position, tenure, salary, age, health and other qualifications make him eligible to participate, subject to the rules and regulations applicable thereto. Such additional benefits shall include, but not be limited to, paid sick leave and individual health insurance, all in accordance with the policies of the Company. Where possible, all waiting and eligibility periods will be waived.

                 (ii) The stock options (the "Employment Options") to purchase 333,333 shares of the Company's Common Stock, par value $.001 per share (the "Common Stock") previously granted to the Employee by the Company, which shall be exercisable at a price per share equal to the average of the closing price of the Common Stock for the 20-trading days prior to the Employment Date. The terms of vesting, and the other material terms of the Employment Options will remain unchanged.

                 (iii) In addition to the foregoing, on June 25, 2000 and provided that Employee is still in the employ of the Company, Employee will be granted an additional 166,667 options (the "Outyear Options") to purchase Common Stock. The Outyear Options shall have an exercise price per share equal to the average of the closing price of the Common Stock for the 20 trading days prior to June 25, 2000 . The Outyear Options shall vest on a daily basis, pro rata over a two year period beginning on the date of their grant.

                 (iv) Common Stock issuable upon exercise of the Employment Options and the Outyear Options shall be unregistered, restricted stock. The vesting of all options granted pursuant to this Agreement shall accelerate upon sale of substantially all of the assets of the Company or the merger out of existence of the Company provided that Employee is still in the employ of the Company.

           (d)   Withholding and Employment Tax.  Payment of all compensation
                 ------------------------------
hereunder shall be subject to customary withholding tax and other employment taxes as may be required with respect to compensation paid by an employer/corporation to an employee.

           (e)   Disability.  The Company shall, to the extent such benefits can
                 ----------
be obtained at a reasonable cost, provide the Employee with disability insurance benefits at least as favorable to the Employee as those being provided by the Company to other senior executives of the Company. In the event of the Employee's Disability (as hereinafter defined), the Employee and his family shall continue to be covered by all of the Company's life, medical, health and dental plans, at the Company's expense, to the extent such benefits can be obtained at a reasonable cost, for the term of such Disability (as hereinafter defined) in accordance with the terms of such plans.

           (f)   Death.  The Company shall, to the extent such benefits can be
                 -----
obtained at a reasonable cost, provide the Employee with life insurance benefits at least as favorable to the Employee as those being provided by the Company to other senior executives of the Company. In the event of the Employee's death, the Employee's family shall continue to be covered by all of the Company's medical, health and dental plans, at the Company's expense, to the extent such benefits can be obtained at a reasonable cost, for twenty-four (24) months following the Employee's death in accordance with the terms of such plans.

           (g)   Vacation.  Employee shall receive three (3) weeks of vacation
                 --------
annually, administered in accordance with the Company's existing vacation policy. Unused vacation days may not be carried over into subsequent periods.

3.   Business Expenses.
     -----------------

The Company shall pay or reimburse all reasonable travel and entertainment expenses incurred by the Employee in connection with the performance of his duties under this Agreement, including reimbursement for attending out-of-town meetings of the Board of Directors if requested to attend, in accordance with such procedures as the Company may from time to time establish for senior officers and as required to preserve any deductions for federal income taxation purposes to which the Company may be entitled and subject to the Company's normal requirements with respect to reporting and documentation of such expenses.

4.   Termination of Employment.
     -------------------------

Notwithstanding any other provision of this Agreement, Employee's employment with the Company may be terminated upon written notice to the other party as follows:

           (a) By the Company, in the event of the Employee's death or Disability (as hereinafter defined) or for Cause (as hereinafter defined). For purposes of this Agreement, "Cause" shall mean either: (i) the indictment of, or the bringing of formal charges against, Employee by a governmental authority of competent jurisdiction for charges involving criminal fraud or embezzlement;
(ii) the conviction of Employee of a crime involving an act or acts of dishonesty, fraud or moral turpitude by the Employee, which act or acts constitute a felony; (iii) Employee's continued failure to substantially perform Employee's duties hereunder (after the elapse of a reasonable period to cure such failure to perform if such failure is curable) following written notice from the Board of Directors specifically setting forth such failure; (iv) Employee having willfully caused the Company, without the approval of the Board of Directors, to fail to abide by either a valid contract to which the Company is a party or the Company's Bylaws; (v) Employee having committed acts or omissions constituting gross negligence or willful misconduct with respect to the Company; (vi) Employee having committed acts or omissions constituting a breach of Employee's duty of loyalty or fiduciary duty to the Company or any act of dishonesty or fraud with respect to the Company; or (vii) Employee having committed acts or omissions constituting a material breach of this Agreement which are not cured in a reasonable time, which time shall be 30 days from receipt of written notice from the Company of such material breach. A determination that Cause exists as defined in clauses (iv), (v), (vi) or (vii) (as to this Agreement) of the preceding sentence shall be made by at least a majority of the members of the Board of Directors. For purposes of this Agreement, "Disability" shall mean the inability of Employee, in the reasonable judgment of a physician appointed by the Board of Directors, to perform his duties of employment for the Company or any of its subsidiaries because of any physical or mental disability or incapacity, where such disability shall exist for an aggregate period of more than 120 days in any 365-day period or for any period of 90 consecutive days. The Company shall by written notice to the Employee specify the event relied upon for termination pursuant to this Section 4(a), and Employee's employment hereunder shall be deemed terminated as of the date of such notice. In the event of any termination under this Subsection 4(a), the Company shall pay all amounts then due to the Employee under Section 2(a) of this Agreement for any portion of the payroll period worked but for which payment had not yet been made up to the date of termination, and, if such termination was for Cause, the Company shall have no further obligations to Employee under this Agreement, and any and all options granted hereunder shall terminate according to their terms. In the event of a termination due to Employee's Disability or death, the Company shall comply with its obligations under Sections 2(e) and 2(f).

           (b) By the Company, in the absence of Cause, for any reason and in its sole and absolute discretion, provided that in such event the Company shall, as liquidated damages or severance pay, or both, continue to pay to Employee the Base Salary (at a monthly rate equal to the rate in effect immediately prior to such termination) for the 12-month period commencing on the date of termination (the "Termination Payments"). For the avoidance of doubt, the intent of the foregoing is that the Company shall pay to Employee ratably, over a 12-month period, 12/12 of the amount of the Base Salary. In addition, the Company will pay to Employee a minimum bonus, payable as severance within 90 days after the close of the Company's most recent fiscal year for which an annual bonus hereunder has not yet been determined as of the date of termination, in an amount equal to the greater of (i) $100,000 or (ii) the amount of Annual Bonus determined in accordance with the provisions of Section 2(b)(i) hereof, pro rated for that portion of the fiscal year during which the Employee served as President, Chief Executive Officer and Chief Operating Officer pursuant to this Agreement; provided however, that no bonus shall accrue or be payable hereunder if the Company's reported EBITDA for such fiscal year is less than 90% of budgeted EBITDA for such fiscal year. Finally, any and all unvested options granted hereunder shall immediately terminate and that any and all vested options granted hereunder shall terminate according to their terms in the event Employee is no longer employed by the Company.

           (c) By the Employee for "Good Reason," (as the Employee shall determine in good faith) which shall be deemed to exist: (i) if the Company's Board of Directors fails to elect or reelect the Employee to, or removes the Employee from, any of the offices referred to in Section 1(a); (ii) if the scope of Employee's duties, responsibilities, authority or position is significantly reduced (excluding, for this purpose, changes in responsibilities resulting from the growth or shrinkage of the Company's business) (but not excluding changes resulting from a sale of the Company, whether by merger, tender offer or otherwise) provided that Employee shall act within 30 days of any such diminution in the scope of his duties, responsibilities, authority or position; or (iii) if the Company shall have continued to fail to comply with any material provision of this Agreement after a 30-day period to cure (if such failure is curable) following written notice to the Company of such non-compliance. In the event of any termination under this Section 4(c), the Company shall, as liquidated damages or severance pay, or both, pay the Termination Payments to Employee for the 12-month period commencing on the date notice of such termination is given to the Company. In addition, the Company will pay to Employee a minimum bonus, payable as severance within 90 days after the close of the Company's most recent fiscal year for which an annual bonus hereunder has not yet been determined as of the date of termination, in an amount equal to the greater of (i) $100,000 or (ii) the amount of Annual Bonus determined in accordance with the provisions of Section 2(b)(i) hereof, pro rated for that portion of the fiscal year during which the Employee served as President, Chief Executive Officer and Chief Operating Officer pursuant to this Agreement; provided however, that no bonus shall accrue or be payable hereunder if the Company's reported EBITDA for such fiscal year is less than 90% of budgeted EBITDA for such fiscal year. Finally, any and all unvested options granted hereunder shall immediately terminate and that any and all vested options granted hereunder shall terminate according to their terms in the event Employee is no longer employed by the Company.

           (d) Employee and the Company shall execute a mutual release of all claims against the other party (excluding claims pursuant to this Agreement for post-termination obligations of the parties) prior to commencing the payment of Termination Payments.

           (e) During any period in which Employee is obligated not to compete with the Company pursuant to Section 5 hereof (unless Employee was terminated for Cause), Employee and his family shall continue to be covered by the Company's life, medical, health and death plans. Such coverage shall be at the Company's expense to the same extent as if Employee were still employed by the Company. In the event of a termination pursuant to Sections 4(b) or 4(c), the Company shall provide to Employee, at the Company's expense, outplacement services of a nature customarily provided to a senior executive.
Notwithstanding the foregoing, the obligations of the Company pursuant to this
Section 4(e) shall remain in effect no longer than twelve months following Employee's termination.

           (f) Notwithstanding any other provision of this Agreement, the Company shall have the right on one occasion to defer making Termination Payments to Employee for a maximum period of ninety (90) days (the "Deferral Period") if the making of such payments will cause a default or event of default under the Company's senior loan agreement. Prior to electing to defer Termination Payments hereunder, the Company will make good faith efforts to obtain a waiver of any such default or event of default from its senior lender.

5.   Non-Competition.
     ---------------

During the period of Employee's employment hereunder, for one (1) year after any termination of Employee's employment under Section 4(b) or 4(c) and for three (3) years after any termination of Employee pursuant to Section 4(a) hereof, the Employee shall not, within any state in which the Company or any subsidiary of the Company is duly qualified to do business, or in any state in which the Company is then providing services or marketing its services (or engaged in active discussions to provide such services), or within a one hundred (100) mile radius of any such state, directly or indirectly own any interest in, manage, control, participate in, consult with, render services for, or in any manner engage in any business competing with the businesses of the Company as such businesses exist or are in development on the date of the termination of the Employee's employment (unless the Board of Directors shall have authorized such activity and the Company shall have consented thereto in writing). Investments in less than five percent of the outstanding securities of any class of a corporation subject to the reporting requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, shall not be prohibited by this
Section 5. At the option of Employee and so long as Employee shall have executed the mutual release required under Section 4(d), Employee's obligations under this Section 5 arising after the termination of Employee shall be suspended during any period (except for a Deferral Period) in which the Company fails to pay to him Termination Payments required to be paid to him pursuant to this Agreement. The provisions of this Section 5 are subject to the provisions of
Section 14 of this Agreement.

6.   Inventions and Confidential Information.
     ---------------------------------------

The parties hereto recognize that a major need of the Company is to preserve its specialized knowledge, trade secrets, and confidential information. The strength and good will of the Company is derived from the specialized knowledge, trade secrets, and confidential information generated from experience with the activities undertaken by the Company and its subsidiaries. The disclosure of this information and knowledge to competitors would be beneficial to them and detrimental to the Company, as would the disclosure of information about the marketing practices, pricing practices, costs, profit margins, design specifications, analytical techniques, and similar items of the Company and its subsidiaries. The Employee acknowledges that the proprietary information, observations and data obtained by him while employed by the Company concerning the business or affairs of the Company are the property of the Company. By reason of his being a senior executive of the Company, the Employee has or will have access to, and has obtained or will obtain, specialized knowledge, trade secrets and confidential information about the Company's operations and the operations of its subsidiaries, which operations extend throughout the United States. Therefore, subject to the provisions of Section 14 hereof, the Employee hereby agrees as follows, recognizing that the Company is relying on these agreements in entering into this Agreement:

     (i) During the period of Employee's employment with the Company and for three (3) years thereafter, the Employee will not use, disclose to others, or publish or otherwise make available to any other party any inventions or any confidential business information about the affairs of the Company, including but not limited to confidential information concerning the Company's products, methods, engineering designs and standards, analytical techniques, technical information, customer information, employee information, and other confidential information acquired by him in the course of his past or future services for the Company. Employee agrees to hold as the Company's property all books, papers, letters, formulas, memoranda, notes, plans, records, reports, computer tapes, printouts, software and other documents, and all copies thereof and therefrom, in any way relating to the Company's business and affairs, whether made by him or otherwise coming into his possession, and on termination of his employment, or on demand of the Company, at any time, to deliver the same to the Company within twenty four (24) hours of such termination or demand.

     (ii) During the period of Employee's employment with the Company and for three (3) years thereafter, (a) the Employee will not directly or indirectly through another entity induce or otherwise attempt to influence any employee of the Company to leave the Company's employ and (b) the Employee will not directly or indirectly hire or cause to be hired or induce a third party to hire, any such employee (unless the Board of Directors shall have authorized such employment and the Company shall have consented thereto in writing) or in any way interfere with the relationship between the Company and any employee thereof and (c) induce or attempt to induce any customer, supplier, licensee, licensor or other business relation of the Company to cease doing business with the Company or in any way interfere with the relationship between any such customer, supplier, licensee or business relation of the Company.

7.   Indemnification.
     ---------------

     The Company will indemnify the Employee (and his legal representatives) to the fullest extent permitted by the laws of the state in which the Company is incorporated, as in effect at the time of the subject act or omission, or by the Certificate of Incorporation and Bylaws of the Company, as in effect at such time or on the date of this Agreement, whichever affords greater protection to the Employee, and the Employee shall be entitled to the protection of any insurance policies the Company may elect to maintain generally for the benefit of its executive officers, against all judgments, damages, liabilities, costs, charges and expenses whatsoever incurred or sustained by him or his legal representative in connection with any action, suit or proceeding to which he (or his legal representatives or other successors) may be made a party by reason of his being or having been an officer of the Company or any of its subsidiaries except that the Company shall have no obligation to indemnify Employee for liabilities resulting from conduct of the Employee with respect to which a court of competent jurisdiction has made a final determination that Employee committed gross negligence or willful misconduct.

8.   Litigation Expenses.
     -------------------

     In the event of any litigation or other proceeding between the Company and the Employee with respect to the subject matter of this Agreement and the enforcement of the rights hereunder and such litigation or proceeding results in final judgment or order in favor of the Employee, which judgment or order is substantially inconsistent with the positions asserted by the Company in such litigation or proceeding, the Company in such event shall reimburse the Employee for all of his reasonable costs and expenses relating to such litigation or other proceeding, including, without limitation, his reasonable attorneys' fees and expenses. In no event shall the Employee be required to reimburse the Company for any of the costs and expenses relating to such litigation or other proceeding.

9.   Consolidation; Merger; Sale of Assets; Change of Control.
     --------------------------------------------------------

Nothing in this Agreement shall preclude the Company from combining, consolidating or merging with or into, transferring all or substantially all of its assets to, or entering into a partnership or joint venture with, another corporation or other entity, or effecting any other kind of corporate combination provided that the corporation resulting from or surviving such combination, consolidation or merger, or to which such assets are transferred, or such partnership or joint venture assumes this Agreement and all obligations and undertakings of the Company hereunder. The mere occurrence of any such transaction shall not, in and of itself, constitute an event falling within the scope of Section 4(c). Upon such a consolidation, merger, transfer of assets or formation of such partnership or joint venture, this Agreement shall inure to the benefit of, be assumed by, and be binding upon such resulting or surviving transferee corporation or such partnership or joint venture, and the term "Company," as used in this Agreement, shall mean such corporation, partnership or joint venture or other entity, and this Agreement shall continue in full force and effect and shall entitle the Employee and his heirs, beneficiaries and representatives to exactly the same compensation, benefits, perquisites, payments and other rights as would have been their entitlement had such combination, consolidation, merger, transfer of assets or formation of such partnership or joint venture not occurred.

10.  Survival of Obligations.
     -----------------------

     Sections 4, 5, 6, 7, 8, 9, 11, 12 and 14 shall survive the termination for any reason of this Agreement (whether such termination is by the Company, by the Employee, upon the expiration of this Agreement or otherwise).

11.  Employee's Representations.
     --------------------------

The Employee hereby represents and warrants to the Company that (i) the execution, delivery and performance of this Agreement by the Employee do not and shall not conflict with, breach, violate or cause a default under any contract, agreement, instrument, order, judgment or decree to which the Employee is a party or by which he is bound, (ii) the Employee is not a party to or bound by any employment agreement, noncompete agreement or confidentiality agreement with any other person or entity and (iii) upon the execution and delivery of this Agreement by the Company, this Agreement shall be the valid and binding obligation of the Employee, enforceable in accordance with its terms. The Employee hereby acknowledges and represents that he has consulted with legal counsel regarding his rights and obligations under this Agreement and that he fully understands the terms and conditions contained herein.

12.  Company's Representations.
     -------------------------

The Company hereby represents and warrants to the Employee that (i) the execution, delivery and performance of this Agreement by the Company do not and shall not conflict with, breach, violate or cause a default under any contract, agreement, instrument, order, judgment or decree to which the Company is a party or by which it is bound and (ii) upon the execution and delivery of this Agreement by the Employee, this Agreement shall be the valid and binding obligation of the Company, enforceable in accordance with its terms.

13.  Enforcement.
     -----------

Because the Employee's services are unique and because the Employee has access to confidential information concerning the Company, the parties hereto agree that money damages would not be an adequate remedy for any breach of this Agreement. Therefore, in the event of a breach or threatened breach of this Agreement, the Company may, in addition to other rights and remedies existing in its favor, apply to any court of competent jurisdiction for specific performance and/or injunctive or other relief in order to enforce, or prevent any violations of, the provisions hereof (without posting a bond or other security).

14.  Severability.
     ------------

In case any one or more of the provisions or part of a provision contained in this Agreement shall for any reason be held to be invalid, illegal or unenforceable in any respect in any jurisdiction, such invalidity, illegality or unenforceability shall be deemed not to affect any other jurisdiction or any other provision or part of a provision of this Agreement, nor shall such invalidity, illegality or unenforceability affect the validity, legality or enforceability of this Agreement or any provision or provisions hereof in any other jurisdiction; and this Agreement shall be reformed and construed in such jurisdiction as if such provision or part of a provision held to be invalid or illegal or unenforceable had never been contained herein and such provision or part reformed so that it would be valid, legal and enforceable in such jurisdiction to the maximum extent possible. In furtherance and not in limitation of the foregoing, the Company and the Employee each intend that the covenants contained in Sections 5 and 6 shall be deemed to be a series of separate covenants, one for each county of the State of Texas and one for each and every other state, territory or jurisdiction of the United States and any foreign country set forth therein. If, in any judicial proceeding, a court shall refuse to enforce any of such separate covenants, then such unenforceable covenants shall be deemed eliminated from the provisions hereof for the purpose of such proceedings to the extent necessary to permit the remaining separate covenants to be enforced in such proceedings. If, in any judicial proceeding, a court shall refuse to enforce any one or more of such separate covenants because the total time, scope or area thereof is deemed to be excessive or unreasonable, then it is the intent of the parties hereto that such covenants, which would otherwise be unenforceable due to such excessive or unreasonable period of time, scope or area, be enforced for such lesser period of time, scope or area as shall be deemed reasonable and not excessive by such court.

15.  Entire Agreement; Amendment.
     ---------------------------

     This Agreement contains the entire agreement between the Company and the Employee with respect to the subject matter hereof and thereof. This Agreement may not be amended, waived, changed, modified or discharged except by an instrument in writing executed by or on behalf of the party against whom enforcement of any amendment, waiver, change, modification or discharge is sought. No course of conduct or dealing shall be construed to modify, amend or otherwise affect any of the provisions hereof.

16.  Notices.
     -------

All notices, requests, demands and other communications hereunder shall be in writing and shall be deemed to have been duly given if physically delivered, delivered by express mail or other expedited service or upon receipt if mailed, postage prepaid, via registered mail, return receipt requested, addressed as follows:

(a)  To the Company:                       (b)  To the Employee:

Teletouch Communications, Inc.             J. Richard Carlson
110 North College, Suite 200               1905 Royal Oak Drive
Tyler, Texas  75711                        Tyler, Texas  75703
Attn:  Chairman of the Board

with a copy to:                            with a copy to:

Continental Illinois Venture Corporation   Daniel F. Markham, P.C.
231 South LaSalle Street                   36 West 44th Street, Suite 1111
Chicago, Illinois  60697                   New York, New York  10036
Attn:  Marcus D. Wedner                    Attn:  Daniel F. Markham, Esquire

and to:

De Martino Finkelstein Rosen & Virga
1818 N. Street, N.W., Suite 400
Washington, D.C.  20036
Attn:  Ralph V. De Martino, Esquire

and/or to such other persons and addresses as any party shall have specified in writing to the other.

17.  Assignability.
     -------------

This Agreement shall not be assignable by either party and shall be binding upon, and shall inure to the benefit of, the heirs, executors, administrators, legal representatives, successors and assigns of the parties. In the event that all or substantially all of the business of the Company is sold or transferred, then this Agreement shall be binding on the transferee of the business of the Company whether or not this Agreement is expressly assigned to the transferee.

18.  Governing Law.
     -------------

This Agreement shall be governed by and construed under the laws of the State of Texas.

19.  Waiver and Further Agreement.
     ----------------------------

     Any waiver of any breach of any terms or conditions of this Agreement shall not operate as a waiver of any other breach of such terms or conditions or any other term or condition, nor shall any failure to enforce any provision hereof operate as a waiver of such provision or of any other provision hereof. Each of the parties hereto agrees to execute all such further instruments and documents and to take all such further action as the other party may reasonably require in order to effectuate the terms and purposes of this Agreement.

20.  Headings of No Effect.
     ---------------------

     The paragraph headings contained in this Agreement are for reference purposes only and shall not in any way affect the meaning or interpretation of this Agreement.


     IN WITNESS WHEREOF, the parties hereto have executed this Employment Agreement as of the date first above written.

                              COMPANY:

                              TELETOUCH COMMUNICATIONS, INC.



                              By:
                                   ---------------------------
                                   Robert M. McMurrey,
                                   Chairman of the Board

                              EMPLOYEE:_



                              --------------------------------
                              J. Richard Carlson