Form 10-K
period 2000-05-31
TELETOUCH COMMUNICATIONS INC
filed 2000-08-29
CIK 928659

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                          ---------------------------
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED: MAY 31, 2000
                                      ------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ________ TO ________

                          Commission File No. 1-13436
                          ---------------------------
                        TELETOUCH COMMUNICATIONS, INC.
                      (Name of registrant in its charter)

                  Delaware                               75-2556090
        (State or other jurisdiction                   (IRS Employer
      of incorporation or organization)            Identification Number)

         110 N. College, Suite 200, Tyler, Texas 75702 (903) 595-8800
         (Address and telephone number of principal executive offices)
                          ---------------------------

Securities registered pursuant to Section 12(b) of the Exchange Act: Common Stock, $0.001 par value, listed on the American Stock Exchange.

Securities registered pursuant to Section 12(g) of the Exchange Act: None.

     Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of August 23, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on that date, was approximately $4,841,260. As of August 23, 2000, the registrant had outstanding 4,948,132 shares of Common Stock, 15,000 shares of Series A Preferred Stock, and 87,286 shares of Series B Preferred Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders of the registrant to be held on November 9, 2000 are incorporated by reference into Part III.

                              INDEX TO FORM 10-K
                                      of
                        TELETOUCH COMMUNICATIONS, INC.

                                                                               PAGE NO.
                                                                               --------

                                     PART I

Item 1.   Business                                                                    1

Item 2.   Description of Property                                                     7

Item 3.   Legal Proceedings                                                           8

Item 4.   Submission of Matters to a Vote of Security Holders                         8

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters       8

Item 6.   Selected Financial Data                                                     9

Item 7.   Management's Discussion and Analysis of Results of Operations
          and Financial Condition                                                    10

Item 8.   Financial Statements and Supplementary Data                                14

Item 9.   Changes In and Disagreements with Accountants On Accounting
          and Financial Disclosure                                                   14

                                     PART III

Item 10   Directors and Executive Officers of the Registrant                         14

Item 11   Executive Compensation                                                     14

Item 12   Security Ownership of Certain Beneficial Owners and Management             14

Item 13   Certain Relationships and Related Transactions                             14

                                     PART IV

Item 14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K           14

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

                                     PART I

Item 1. Business

General

     Teletouch Communications, Inc. ("Teletouch" or the "Company") was incorporated under the laws of the State of Delaware in July 1994 and is headquartered in Tyler, Texas. Teletouch, or one of its several predecessors, has operated two-way mobile communications services and telemessaging services in East Texas for over 30 years. References to Teletouch or the Company as used throughout this document means Teletouch Communications, Inc. or Teletouch Communications, Inc. and its subsidiaries, as the context requires.

     Teletouch provides telecommunications services in non-major metropolitan areas and communities. Currently the Company provides services in Alabama, Arkansas, Louisiana, Mississippi, Missouri, Oklahoma, Texas, Tennessee and Florida. The Company has 67 sales offices in those states. Through inter-carrier arrangements, Teletouch also provides nationwide and expanded regional coverage.

     Teletouch has experienced substantial internal and external growth in the past few years. At May 31, 2000 the Company had approximately 411,700 pagers in service as compared to approximately 394,200 and 349,700 at May 31, 1999 and 1998, respectively. For fiscal year 2000 the Company had total revenues of $56.6 million as compared to $51.1 million and $45.2 million in fiscal years 1999 and 1998, respectively.

     Teletouch's overall business strategy is to continue growing in its existing markets as well as to enter similar, adjacent markets by opening new sales offices or acquiring other regional paging companies. This strategy will be facilitated by Teletouch's recent purchases of 32 licenses in the 900 MHz spectrum. These licenses will provide significant capacity for the Company's markets on a common frequency. The Company would consider acquisitions of paging companies that cover larger metropolitan areas provided that those companies also service markets that are strategically located near the Company's existing markets. Teletouch believes its current markets continue to offer significant growth potential for paging and other wireless services. During the next two years, the Company intends to focus most of its expansion efforts on opening new sales offices in targeted market areas already serviced by its existing paging system and broadening its range of products sold. By reducing overhead costs, expanding sales and marketing efforts, and focusing on customer service, the Company believes that it can improve its operating margins while achieving continued pager unit and revenue growth. Additionally, if the opportunity to acquire other regional paging companies arises, the Company believes it can achieve better operating results than those achieved by the businesses separately by consolidating administrative functions, taking advantage of economies of scale, and sharing common frequencies to offer existing customers a wider area of paging coverage.

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

     Although the one-way paging industry's growth rate is difficult to determine precisely, sources estimate that pagers in service grew at an annual rate of between 20% and 30% for much of the early 1990s. At the end of 1996, approximately 42 million pagers were in service in the United States and approximately 6 million net new subscribers were added during 1997, resulting in a growth rate of a much lower 14%. As the industry continues to mature, these growth rates are expected to decline further with the number of pagers in service peaking as early as 2002. Factors contributing to the industry's growth include: (i) the increased mobility of the general population; (ii) a continued movement towards a service-based economy; (iii) an increased awareness of the benefits of mobile communications; (iv) the relatively high costs of other mobile communications services such as cellular telephone service; and (v) technological advances in paging equipment and services. In addition to the projected general industry growth, there is opportunity for Teletouch to gain greater market share by offering quality products and services at competitive prices with outstanding customer service.

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

     In March, 2000, Teletouch signed a five-year agreement to market two-way paging services through WebLink Wireless, Inc.'s nationwide network. This agreement provides the Company with a broad suite of advanced messaging services, such as Internet-based messaging and the transmission of two-way wireless data to market to its customers.

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

     Cellular Operations

     In December 1998, Teletouch launched its own brand of prepaid cellular telephone service, utilizing the resale of telecommunication service which it buys at wholesale prices. The company also offers PCS cellular service as an agent for other PCS carriers in several of its markets. At year-end the Company was offering prepaid cellular service in 50 of its stores and PCS service in 23 of its sales offices. In April 2000, Teletouch became an agent for Cricket Communications, a company that provides unlimited local wireless service for a flat monthly fee. Cricket currently offers its service in several major metropolitan areas in Tennessee and plans to offer the service in other markets in which Teletouch has retail locations.

     To complement its cellular products and services, Teletouch began offering prepaid long distance cards in April 2000. The Company offers its cellular products and services through all its sales channels. As with pagers, Teletouch focuses on selling rather than leasing its cellular products.

     Teletouch began offering these cellular services as a convenience to existing customers who wished to purchase cellular service in addition to paging service. However, Teletouch focuses on other factors in addition to convenience in its prepaid cellular and Cricket strategies. The Company currently targets those customers who wish to have cellular service and be able to better control their monthly cellular telephone expense or who have difficulty getting credit approval with traditional cellular companies.

     Two-Way Radio Operations

     Since 1963, Teletouch has been an authorized Motorola two-way radio dealer in the East Texas area. The Company has locations in both Tyler and Longview and services most of the law enforcement and public safety agencies as well as other industries in a ten-county area. Teletouch is currently a member of Motorola's Pinnacle Club, a group of 700 preferred Motorola dealers.

     On March 29, 2000, Teletouch acquired Eastex Communications, Inc., a privately-held company headquartered in Nacogdoches, Texas. Eastex is also an authorized Motorola two-way radio dealer and provides two-way radio services in Nacogdoches, Lufkin, Livingston, and Huntsville, Texas.

     The acquisition of Eastex will allow Teletouch to launch 450 MHz LTR Passport-enabled service, a "Nextel-type" radio service, in eastern Texas. Shortly before acquiring Eastex, Teletouch launched this service in its Tyler and Longview markets.

     LTR radio service is licensed for the 450 MHz spectrum and includes voice, data, and voice mail capabilities. The LTR Passport-enabled service includes "follow-me-roaming" features that are similar to the automatic handoff of radio signals characteristic of cellular radio systems. The market for LTR radio service includes customers desiring an upgrade in features and extended roaming compared with traditional two-way radio service. LTR radio service is also a cost-efficient communications alternative to cellular telephones since LTR service is based on a fixed monthly fee per radio versus per-minute cellular charges.

Financial Information about Industry Segments

     Teletouch operates in the wireless telecommunications industry, providing paging and messaging, cellular, and two-way radio services to a diversified customer base. As of and for the years ending May 31, 2000, 1999, and 1998, the Company had no foreign operations.

     Teletouch's cellular and two-way radio operations represent less than 10% individually and in the aggregate of operating income and assets of the Company. Cellular and two-way radio operations represent approximately 10% in the aggregate of the Company's revenue. Cellular and two-way revenues for fiscal 2000 were $3.6 million and $2.2 million, respectively.

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

     Teletouch continually evaluates potential products to offer in its sales offices since those offices primarily target the consumer market, and consumers have consistently requested other telecommunication products in addition to paging, voice mail, and cellular services. Services such as internet access and local telephone service are currently being investigated. Teletouch plans to continue introducing new products and services to its customers as viable ones are identified.

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

     Although some competitors are small, privately-owned companies serving only one market area, others are subsidiaries or divisions of larger companies, such as telephone companies, which provide paging and other telecommunications services in multiple market areas. Among the Company's competitors are AirTouch Paging, Arch Paging, Beepers Unlimited, Metrocall, Mobilemedia Communications, Inc., and Southwestern Bell.

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

     The FCC has also adopted rules that license paging channels in the UHF and VHF bands, as well as in the 929 and 931 MHz bands, on a geographic area basis. These geographic area licenses are awarded through auctions. The 929 and 931 MHz bands were auctioned in February, 2000. The Company acquired 32 licenses in the 931 MHz band in these auctions. Incumbent licensees, such as Teletouch, will retain their exclusivity under the FCC's new rules. The Company also operates paging systems utilizing shared, non-exclusive frequencies below 929 MHz.

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

     Teletouch regularly applies to the FCC for authority to use additional frequencies and to add additional transmitter sites to expand coverage on existing frequencies. Under current FCC guidelines, the Company can expand its coverage and add additional sites only on frequencies formerly classified as PCP frequencies below 929 MHz. All other paging frequencies below 929 MHz on which Teletouch holds licenses are frozen in a status quo condition pending the final announcement and implementation of geographic area licensing auctions. The Communications Act also requires prior FCC approval for the Company's acquisitions of radio licenses held by other companies, as well as transfers of controlling interests of any entities that hold radio licenses. Although there can be no assurance the FCC will approve or act upon Teletouch's future applications in a timely manner, the Company knows of no reason to believe such applications would not be approved or granted. The FCC has also determined that all major modification and expansion applications will be subject to competitive bidding ("auction") procedures. Teletouch cannot predict the impact of these procedures on its licensing practices.

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

Employees

     At May 31, 2000, Teletouch employed 422 people, of which 356 were full-time. Most of these individuals were in sales, operations support, and clerical roles. The Company considers its relationships with its employees to be satisfactory and is not a party to any collective bargaining agreement.

Item 2.  Description of Property

     Teletouch owns an office building and 1 transmitter site, along with the broadcast tower on that site. In addition, the Company currently leases 75 retail and office locations in its market areas, including its executive offices in Tyler, Texas. Teletouch also leases transmitter sites on commercial towers, buildings, and other fixed structures in approximately 344 locations. The Company's leases are for various terms and provide for monthly rental payments at various rates. Teletouch is obligated to make total lease payments of approximately $2.8 million under its office facility and tower site leases for fiscal year 2001. See Note H in the Notes to Consolidated Financial Statements.

     The Company believes that its facilities are adequate for its current needs and that it will be able to obtain additional space as needed at reasonable cost.

Item 3.  Legal Proceedings

     Teletouch is party to various legal proceedings arising in the ordinary course of business. The Company believes there is no proceeding, either threatened or pending, against it that will result in a material adverse effect on its results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2000.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

     On April 6, 1998, Teletouch's securities began trading on the American Stock Exchange ("AMEX") under the symbol TLL and ceased trading on The NASDAQ Small Cap Market(TM) ("NASDAQ"). Also on April 6, 1998, the Company terminated its Boston Stock Exchange listing.

     The following table presents, for the periods indicated, the reported high and low transaction prices for Teletouch Common Stock. Such prices reflect inter-dealer prices, but do not include retail mark-ups, markdowns, or commissions and may not necessarily represent actual transactions. All share prices have been adjusted to give effect to the two-for-three reverse stock split that took effect June 25, 1998.

                                                    Common Stock
                                                    ------------
                                                  High        Low
                                                  ----        ---
          Fiscal Year 1999
            1st Quarter                          5-7/16      3-1/16
            2nd Quarter                          3-1/8       2-1/2
            3rd Quarter                          3-1/16     1-13/16
            4th Quarter                            2         1-1/8
          Fiscal Year 2000
            1st Quarter                          1-9/16       13/16
            2nd Quarter                          1-1/8         3/8
            3rd Quarter                          8-7/16        5/8
            4th Quarter                         7-15/16      1-5/8
--------------------------

     As of August 23, 2000, 4,948,132 shares of common stock, 15,000 shares of Series A preferred stock, 87,286 shares of Series B preferred stock, 2,660,840 Common Stock Purchase Warrants, and 324,171 Series B Preferred Stock Purchase Warrants were outstanding. Also as of August 23, 2000, there were 49 holders of record of the Common Stock based upon information furnished by Continental Stock Transfer & Trust Company, New York, New York, the transfer agent for the Common Stock. The number of holders of record does not reflect the number of beneficial holders, estimated to be in excess of 800, of Teletouch's Common Stock for whom shares and warrants are held by banks, brokerage firms, and others.

     Teletouch has never paid and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Dividends on the Series A Preferred Stock accrue at 14% per annum compounded quarterly and may be paid in kind by issuing additional securities. Cash dividends on the Company's Common Stock or Preferred Stock, and the redemption of the Preferred Stock, are prohibited so long as the Credit Agreement (discussed in Note F in the Notes to the Consolidated Financial Statements) is outstanding.

Item 6.  Selected Financial Data

          The following table presents certain items from the Company's consolidated statements of operations and certain other information for the periods indicated.

                                                            (In Thousands, except Per Share Data)
                                                 2000         1999         1998         1997          1996
                                                 ----         ----         ----         ----          ----
Service, rent, and maintenance revenue ...   $  45,164    $  42,792    $  38,831    $  35,478    $  26,854
Product sales revenue ....................      11,427        8,346        6,328        5,911        4,871
                                             ---------    ---------    ---------    ---------    ---------
   Total revenues ........................      56,591       51,138       45,159       41,389       31,725
Net book value of products sold ..........     (11,211)      (8,000)      (6,634)      (6,506)      (5,165)
                                             ---------    ---------    ---------    ---------    ---------
                                             $  45,380    $  43,138    $  38,525    $  34,883    $  26,560
Operating expenses .......................      43,650       42,678       38,329       36,212       27,160
                                             ---------    ---------    ---------    ---------    ---------
Operating income .........................       1,730          460          196       (1,329)        (600)
Interest expense, net ....................      (7,908)      (7,823)      (8,535)      (8,177)      (6,421)
Gain on sale of assets....................         155           23        4,171           --           --
                                             ---------    ---------    ---------    ---------    ---------
Loss before income taxes .................      (6,023)      (7,340)      (4,168)      (9,506)      (7,021)
Income tax expense/(benefit) .............          --           --           48         (476)      (2,201)
                                             ---------    ---------    ---------    ---------    ---------
Loss before extraordinary item ...........      (6,023)      (7,340)      (4,216)      (9,030)      (4,820)
Extraordinary item .......................          --           --           --       (3,389)          --
                                             ---------    ---------    ---------    ---------    ---------
Net loss before preferred stock dividends.   $  (6,023)   $  (7,340)   $  (4,216)   $ (12,419)   $  (4,820)
                                             =========    =========    =========    =========    =========

Loss per share applicable to common stock:
-----------------------------------------
Loss before extraordinary item ...........   $   (2.29)   $   (2.52)   $   (1.66)   $   (2.72)   $   (1.72)
Extraordinary item .......................          --           --           --        (0.80)        --
                                             ---------    ---------    ---------    ---------    ---------
Net loss .................................   $   (2.29)   $   (2.52)   $   (1.66)   $   (3.52)   $   (1.72)
                                             =========    =========    =========    =========    =========

EBITDA (1)(2)(3)(4) ......................   $  14,827    $  15,508    $  14,316    $  12,402    $   9,337
                                             =========    =========    =========    =========    =========
Pagers in service at end of period .......     411,700      394,200      349,700      321,100      195,500
                                             =========    =========    =========    =========    =========
Average revenue per unit ("ARPU") ........   $    8.98    $    9.25    $    9.33    $   10.02    $   13.56
                                             =========    =========    =========    =========    =========
Total assets .............................   $  77,693    $  81,256    $  87,194    $  92,173    $  83,962
                                             =========    =========    =========    =========    =========
Long-term debt, net of current portion ...   $  71,927    $  75,944    $  74,487    $  79,824    $  60,115
                                             =========    =========    =========    =========    =========

-------------------------------
(1) EBITDA represents earnings before interest, taxes, depreciation, and amortization (and certain non-recurring income and expenses, such as the gain on sale of assets). EBITDA is a standard measure of financial performance in the paging industry. However, EBITDA is not a measure defined in generally accepted accounting principles ("GAAP") and should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with GAAP. EBITDA is, however, one of the primary financial measures by which the Company's covenants are calculated under its debt agreements.

(2) In May 1999, Teletouch restructured certain administrative activities, resulting in non-recurring costs that have been included in operating expenses. The EBITDA shown above for fiscal 1999 excludes the $275,000 of non-recurring costs associated with the restructure, consisting primarily of personnel severance and rent on leases for unoccupied space.

(3) In May 1998, Teletouch and Premier Paging, Inc. ("Premier") reached a settlement with regard to the termination of the proposed acquisition of Premier. The EBITDA shown above for fiscal 1998 excludes $837,000 of non-recurring costs associated with this settlement.

(4) In July 1996, Teletouch and ProNet, Inc. mutually agreed to terminate a previously announced agreement to merge the Company with a subsidiary of ProNet. The EBITDA shown above for fiscal

       1997 excludes $527,000 of non-recurring costs associated with the ProNet agreement incurred in fiscal 1997.

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

Overview

     Teletouch is a leading provider of wireless telecommunications services, primarily paging services, in non-major metropolitan areas and communities in the southeast United States. As of May 31, 2000, the Company had approximately 411,700 pagers in service. The Company derives the majority of its revenues from fixed, periodic fees, not dependent on usage, charged to subscribers for paging services. As long as a subscriber remains on service, operating results benefit from the recurring payments of the fixed, periodic fees without incurring additional selling expenses or other fixed costs. Due to the growth from the completion of acquisitions in previous years, Teletouch's results of operations for prior periods may not be indicative of future performance.

Acquisitions and Disposals

     On March 31, 2000, Teletouch acquired substantially all the assets of EASTEX Communications, Inc. for consideration of approximately $485,000. An initial payment of approximately $277,000 was paid in cash, and the remaining consideration will be paid in equal monthly installments over the next two years. The acquisition was accounted for using the purchase method of accounting, and the total purchase price was allocated as follows: $40,000 to property, plant, and equipment; $20,000 to inventory; $181,000 to FCC licenses; $151,000 to subscriber bases; $5,000 to a non-compete agreement; and the remaining amount to goodwill. The results of operations of the acquisition, which are immaterial to consolidated operations, are included with that of the Company from the date of closing.

     On December 31, 1997, Teletouch concluded its purchase of certain FCC licenses from GTE for consideration of $0.9 million. Total purchase price was $1.0 million.

     On January 28, 1998, Teletouch sold substantially all of its communications towers for approximately $8.7 million. The proceeds from the sale were used to reduce the outstanding debt under the Credit Agreement. Concurrent with the sale, the Company leased space on the towers sold for a period of ten years for approximately $0.6 million per year. Teletouch recognized a $4.1 million gain related to the sale of the towers in fiscal 1998 and deferred the remaining $4.0 million gain, which is being amortized into income over the period of the lease.

Results of Operations for the fiscal years ended May 31, 2000, 1999, and 1998

     Total revenue: Teletouch's total revenue increased to $56.6 million in
     -------------
fiscal year 2000 from $51.1 million and $45.2 million in fiscal years 1999 and 1998, respectively. The fiscal year 2000 total revenue increase was due to approximately $3.6 million additional revenues from cellular products and an increase in paging service revenue resulting from internal growth. The fiscal year 1999 increase over fiscal 1998 was a combination of approximately $0.5 million in additional revenues from cellular products, $0.2 million in additional revenues from one-time two-way radio contracts, and the remainder from an increase in pagers in service resulting from internal growth. Pagers in service increased to 411,700 at May 31, 2000 as compared to 394,200 and 349,700 at May 31, 1999 and 1998, respectively.

     The positive impact on total revenue of the increase in pagers in service is partially offset by the decline in average revenue per unit ("ARPU"). ARPU for the year ended May 31, 2000 was $8.98 as compared to $9.25 and $9.33 for the years ended May 31, 1999 and May 31, 1998, respectively. The decrease in ARPU is primarily due to increased competition in the Company's markets and an increase in the percentage of the Company's subscriber base represented by resellers. Resellers are businesses that buy airtime at wholesale prices from Teletouch and sell the service to end users. While the wholesale price to a reseller is lower than the price the Company charges to its other customers, a reseller bears the cost of acquiring, billing, collecting and servicing its subscribers. At May 31, 2000 approximately 41% of the Company's subscriber base was represented by resellers as opposed to 39% at May 31, 1999 and 36% at May 31, 1998. As competitors continue to pursue its customers in the marketplace and as the percentage of its subscriber base represented by resellers increases, ARPU will continue to decline. Nevertheless, Teletouch expects that the growth of paging units in service and the introduction of new products and services will increase sufficiently to offset any decline in ARPU and not result in a decrease in total revenue.

     Operating expenses, excluding depreciation and amortization: Operating
     -----------------------------------------------------------
expenses, excluding depreciation and amortization, were $30.6 million, 54% of total revenue, for fiscal year 2000 as compared to $27.9 million, 55% of total revenue, and $25.0 million, 55% of total revenue, for the fiscal years 1999 and 1998, respectively. Costs increased in fiscal 2000 over fiscal 1999 primarily because of new retail store openings, particularly in the areas of payroll, rent, and advertising expenses. These costs are expected to decrease as a percentage of sales as the new stores begin to experience positive operating results. However, as long as the Company continues to open new stores, operating expenses may increase slightly as a percent of sales. Additionally, due to the restructure of certain administrative collection functions in May 1999, bad debt losses for fiscal 2000 were $1.4 million as compared to $0.8 million for fiscal 1999. However, the Company has implemented new procedures that have lowered bad debt losses for the last half of fiscal 2000. Costs increased in fiscal 1999 over fiscal 1998 primarily because of new retail store openings, tower lease expenses related to the sale of previously-owned towers, and the cost of restructuring that occurred in May 1999, resulting in $0.3 million of non-recurring costs. Payroll expenses, sales commissions, office and tower leases, and network costs represented the most significant line item increases in fiscal 1999. Operating costs as a percentage of total revenue have either decreased or remained flat as the Company's customer base has grown sufficiently to generate revenues at rates that have absorbed the increased costs.

      Depreciation and amortization: Depreciation and amortization expense
      -----------------------------
decreased to $13.1 million in fiscal year 2000 from $14.8 million and $13.3 million in fiscal years 1999 and 1998, respectively. A decrease in amortization expense in fiscal 2000 of approximately $0.9 million due to the expiration of amortization on certain acquired intangible assets and a decrease in additional depreciation recorded on returned lease pagers of approximately $1.0 million, partially offset by an increase in depreciation on other assets of $0.2 million, accounted for the decrease from fiscal 1999. Additional depreciation recorded on returned lease pagers accounted for most of the increase in fiscal 1999 over fiscal 1998. Teletouch's emphasis on selling rather than leasing pagers has stabilized this expense.

     Interest expense: Net interest expense increased to $7.9 million in fiscal
     ----------------
year 2000 from $7.8 million in fiscal 1999, which decreased from $8.5 million in fiscal 1998. Interest expense increased in fiscal 2000 over fiscal 1999 primarily due to an increase in interest charges associated with the Junior Subordinated Notes (discussed below under "Financial Condition"), partially offset by a decrease in the amortization of debt issue costs. The decrease in long-term debt under the Credit Agreement (also discussed below under "Financial Condition") combined with lower interest rates were the primary factors contributing to lower interest costs in fiscal 1999 over fiscal 1998. These factors, however, were partially offset by increased amortization of financing costs associated with the Credit Agreement.

     Income tax benefit: At May 31, 2000 Teletouch had a net operating loss
     ------------------
carryforward of approximately $19.4 million that will begin to expire in fiscal 2012. For fiscal year 2001 the Company estimates that no tax benefit will be recorded. A valuation allowance has been recorded against deferred tax assets that are not likely to be realized. Specifically, the Company's carryforwards expire at specific future dates, and utilization of certain carryforwards is limited to specific amounts each year. However, due to the uncertain nature of their ultimate realization, Teletouch has established a valuation allowance against these carryforward benefits and will recognize benefits only as reassessment demonstrates they are realizable. Realization is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefit of the carryforwards will be recorded in future operations as a reduction of the Company's income tax expense.

     EBITDA: EBITDA decreased to $14.8 million, 26% of total revenue in fiscal
     ------
year 2000 as compared to $15.5 million, 30% of total revenue ($15.2 million, 30% of total revenue, including the $0.3 million of costs associated with the restructuring), in fiscal year 1999 and $14.3 million, 32% of total revenue ($13.5 million, 30% of total revenue, including the $0.8 million of costs associated with a terminated acquisition), in fiscal year 1998. The decrease in fiscal 2000 EBITDA as a percentage of total revenue from fiscal 1999 is primarily due to new retail store openings and increased bad debt losses, as previously discussed. As a percentage of total revenue, EBITDA did not increase in fiscal 1999 because new retail store openings, increased tower lease expenses due to the sale/leaseback transaction, and restructuring costs caused expenses to grow slightly faster than revenues.

Financial Condition

     Teletouch's cash balance was $6.8 million at May 31, 2000 as compared to $5.8 million at May 31, 1999. Cash provided by operating activities decreased to $9.4 million in fiscal year 2000 from $10.5 million in fiscal 1999, which increased from $8.4 million in fiscal year 1998. The Company expects that cash flow provided from operations will be sufficient to fund its working capital needs in the near term. Teletouch may, however, use funds available under the Credit Agreement (discussed below) to fund future acquisitions, if any.

     On January 28, 1998, Teletouch sold substantially all of its communications towers for approximately $8.7 million. The proceeds from the sale were used to reduce the outstanding debt under the Credit Agreement. Concurrent with the sale, the Company leased space on the towers sold for a period of ten years for approximately $0.6 million per year. Teletouch recognized a $4.1 million gain related to the sale of the towers in fiscal 1998 and deferred the remaining $4.0 million gain, which is being amortized into income on a straight-line basis over the period of the lease.

     Teletouch's operations require capital investment to purchase pagers for lease to customers and to acquire paging infrastructure equipment to support the Company's growth. Net capital expenditures, including pagers, amounted to $7.8 million, $7.6 million and $5.8 million for fiscal 2000, 1999, and 1998, respectively. The increases in both fiscal years were primarily in capital investments in new retail stores, leased pagers, and the addition of new transmitter sites. Teletouch anticipates capital expenditures will be flat in fiscal 2001 as the Company continues to open new retail stores, improve its infrastructure, and meet its subscribers' pager needs. Teletouch will pay for these expenditures with cash generated from operations and, if necessary, borrowings under the unused portion of the Credit Agreement (discussed below).

     The Company's Credit Agreement provides for loans in an amount not to exceed $70 million. As of May 31, 2000, $59,750,000 of the Credit Agreement was funded, and $10 million is available for future funding. Direct costs incurred in connection with obtaining the Credit Agreement of approximately $4.1 million have been deferred and are being amortized, using the effective interest rate method, over the term of the existing loans.

     The Credit Agreement bears interest, at the Company's designation, at a floating rate of the prime rate plus 1% to 2% or LIBOR plus 2% to 3%. These rates vary depending on the leverage ratio of the Company. The Credit Agreement is secured by substantially all of the assets of Teletouch and its subsidiaries. Borrowings under the Credit Agreement require the principal be repaid in escalating quarterly installments beginning in August 2000 and ending in November 2005. For fiscal 2000, the weighted-average interest rate on the Credit Agreement was 8.1%. The Credit Agreement also requires the maintenance of specified financial and operating covenants, with which Teletouch is in compliance at May 31, 2000, and prohibits any payments on the Junior Subordinated Notes and the payment of dividends.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting guidelines for derivatives and requires companies to record all derivatives as assets or liabilities on the balance sheet at fair value. Additionally, this statement establishes accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. Any derivative that qualifies as a hedge, depending upon the nature of that hedge, will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. SFAS No. 133 is effective for years beginning after June 15, 2000. Teletouch is currently analyzing the implementation requirements and does not anticipate that the adoption of this statement will have a material impact on its consolidated balance sheets, statements of operations, or cash flows.

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The guidance is effective for the Company in the fourth quarter of fiscal 2001. While Teletouch does not expect SAB No. 101 to have a material impact on its results of operations upon adoption, the SEC is expected to issue further guidance regarding the implementation of SAB No. 101 which could affect the Company's estimates of its expected impact.

Impact of Year 2000

     Teletouch has experienced no significant issues with respect to Year 2000. However, the Company is continuing to monitor its systems to insure that any issues that might arise are addressed immediately.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

     The risk inherent in Teletouch's market risk sensitive instruments is the potential loss arising from adverse changes in interest rates. The Company's earnings are affected by changes in interest rates due to the impact those changes have on its variable-rate debt obligations, which represented approximately 76% of its total long-term obligations as of May 31, 2000. If interest rates average one percent more in fiscal 2001 than they did during fiscal 2000, the Company's interest expense would increase by approximately $0.6 million. The impact of an increase in interest rates was determined based on the impact of the hypothetical change in interest rates on the Company's variable-rate long-term obligations as of May 31, 2000. The preceding sensitivity analysis does not, however, consider the effects that such changes in interest rates may have on overall economic activity, nor does it consider additional actions the Company may take to mitigate its exposure to such changes. Actual results may differ from the above analysis.

Item 8.  Financial Statements and Supplementary Data

     The financial statements required by this item are included in this report beginning on page F-1.

Item 9. Changes In and Disagreements with Accountants On Accounting and Financial Disclosure

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

    Teletouch incorporates by reference information regarding directors and executive officers from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held November 9, 2000.

Item 11.  Executive Compensation

    Teletouch incorporates by reference information regarding executive compensation from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held November 9, 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

      Teletouch incorporates by reference information regarding security ownership of certain beneficial owners and management from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held November 9, 2000.

Item 13.  Certain Relationships and Related Transactions.

     Teletouch incorporates by reference information regarding certain relationships and related transactions from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held November 9, 2000.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      (1) Financial Statements.

         Consolidated Balance Sheets as of May 31, 2000 and 1999

         Consolidated Statements of Operations for Each of the Three Years in the Period Ended May 31, 2000

         Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended May 31, 2000

         Consolidated Statements of Shareholders' Equity for Each of the Three Years in the Period Ended May 31, 2000

         Notes to Consolidated Financial Statements

         Report of Independent Auditors

     (a) (2)  Financial Statement Schedules.

         Schedules have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is in included in the financial statements or notes thereto.

     (a) (3) Exhibits.

Exhibit
Number                     Title of Exhibit
------                     ----------------

21                         Subsidiaries
27                         Financial Data Schedule

(b)      Reports on Form 8-K

         Teletouch filed no reports on Form 8-K during the fourth quarter of Fiscal 2000.

                   Index to Consolidated Financial Statements


Report of Independent Auditors............................................F-2

Consolidated Balance Sheets...............................................F-3

Consolidated Statements of Operations.....................................F-4

Consolidated Statements of Cash Flows.....................................F-5

Consolidated Statements of Shareholders' Equity...........................F-6

Notes to Consolidated Financial Statements................................F-7

               Report of Ernst & Young LLP, Independent Auditors

We have audited the accompanying consolidated balance sheets of Teletouch Communications, Inc. and subsidiaries as of May 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended May 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teletouch Communications, Inc. and subsidiaries at May 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                   /s/ Ernst & Young LLP

Dallas, Texas
August 11, 2000

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, except share data)


                                                                                   May 31, 2000        May 31, 1999
                                                                                   ------------        ------------

     ASSETS
CURRENT ASSETS:
      Cash and cash equivalents...................................................    $  6,828            $  5,787
      Accounts receivable, net of allowance of $213 in 2000 and $167 in 1999......       2,083               1,788
      Inventory...................................................................       5,337               4,936
      Deferred income tax assets..................................................          56                  56
      Note receivable.............................................................         515                 500
      Certificates of deposit, restricted as to use...............................         750                 725
      Prepaid expenses and other current assets...................................       1,842               1,099
                                                                                      --------            --------
                                                                                        17,411              14,891

PROPERTY, PLANT AND EQUIPMENT, net of
      accumulated depreciation of $13,633 in 2000 and $10,671 in 1999.............      19,117              18,733

GOODWILL, INTANGIBLES, AND OTHER ASSETS:
      Goodwill....................................................................      24,892              24,786
      Subscriber bases............................................................      28,421              28,225
      FCC licenses................................................................      22,036              21,741
      Non-compete agreements......................................................         705                 700
      Debt issue costs............................................................       4,100               4,100
      Other.......................................................................         304                 150
      Accumulated amortization....................................................     (39,293)            (32,070)
                                                                                      --------            --------
                                                                                        41,165              47,632
                                                                                      --------            --------
                                                                                      $ 77,693            $ 81,256
                                                                                      ========            ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable and accrued expenses.......................................    $  4,796            $  4,711
      Current portion of long-term debt...........................................       6,608                  --
      Current portion of unearned sale/leaseback profit...........................         418                 405
      Deferred revenue............................................................       1,593               1,514
                                                                                      --------            --------
                                                                                        13,415               6,630

LONG-TERM LIABILITIES:
      Long term debt, net of current portion......................................      71,927              75,944
      Unearned sale/leaseback profit, net of current portion......................       2,747               3,102
                                                                                      --------            --------
                                                                                        74,674              79,046
COMMITMENTS AND CONTINGENCIES                                                               --                  --
DEFERRED INCOME TAXES                                                                    1,042               1,042
SHAREHOLDERS' EQUITY (DEFICIT):
      Series A cumulative convertible preferred stock, $.001 par value,
      15,000 shares authorized, issued, and outstanding in 2000 and
      1999........................................................................          --                  --

      Series B convertible preferred stock, $.001 par value, 411,457 shares authorized, 87,286 shares issued and outstanding in 2000 and
      1999........................................................................          --                  --
      Common stock, $.001 par value, 25,000,000 shares authorized, 4,298,192
      shares issued and outstanding in 2000 and 4,235,527 in 1999.................           4                   4
      Additional paid-in capital..................................................      24,863              24,816
      Accumulated deficit.........................................................     (36,305)            (30,282)
                                                                                      --------            --------
                                                                                       (11,438)             (5,462)
                                                                                      --------            --------
                                                                                      $ 77,693            $ 81,256
                                                                                      ========            ========

                 See Accompanying Notes to Financial Statements

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (In Thousands, except shares and per share amounts)


                                                                                       Year ended May 31,
                                                                         ------------------------------------------------------
                                                                                   2000               1999               1998
                                                                         ----------------  -----------------  -----------------

Service, rent, and maintenance revenue ..............                         $    45,164    $        42,792    $        38,831
Product sales revenue ...............................                              11,427              8,346              6,328
                                                                              -----------        -----------        -----------
   Total revenues ...................................                              56,591             51,138             45,159
Net book value of products sold .....................                             (11,211)            (8,000)            (6,634)
                                                                               -----------       -----------        -----------
                                                                                   45,380             43,138             38,525
Costs and expenses:
      Operating .....................................                              14,636             13,370             12,110
      Selling .......................................                               8,281              5,657              4,190
      General and administrative ....................                               7,636              8,878              7,909
      Depreciation and amortization .................                              13,097             14,773             13,283
      Merger termination charges ....................                                  --                 --                837
                                                                              -----------        -----------        -----------
Total costs and expenses ............................                              43,650             42,678             38,329
                                                                              -----------        -----------        -----------
Operating income ....................................                               1,730                460                196

Gain on sale of assets ..............................                                 155                 23              4,171

Interest expense, net ...............................                              (7,908)            (7,823)            (8,535)
                                                                              -----------        -----------        -----------

Loss before income taxes ............................                              (6,023)            (7,340)            (4,168)

Income tax expense ..................................                                  --                 --                 48
                                                                              -----------        -----------        -----------

Net loss ............................................                              (6,023)            (7,340)            (4,216)
Preferred stock dividends ...........................                              (3,718)            (3,325)            (2,824)
                                                                              -----------        -----------        -----------

Loss applicable to common stockholders ..............                         $    (9,741)   $       (10,665)   $        (7,040)
                                                                              ===========        ===========        ===========

Loss per share - basic and diluted ..................                         $     (2.29)   $         (2.52)   $         (1.66)
                                                                              ===========        ===========        ===========

Weighted Avg Shares Outstanding-Basic and Diluted....                           4,256,359          4,235,527          4,235,611
                                                                              ===========        ===========        ===========

                 See Accompanying Notes to Financial Statements

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                                Year Ended May 31,
                                                                ----------------------------------------------------
                                                                     2000              1999              1998
                                                                ---------------   ---------------   ----------------
Operating Activities:
      Net loss .....................................                 $ (6,023)       $ (7,340)           $ (4,216)
      Adjustments to reconcile net loss to net cash
        provided by operating activities:
      Depreciation and amortization ................                   13,097          14,773              13,283
      Non cash consulting expense ..................                       --              55                  --
      Non cash interest expense ....................                    3,123           3,032               2,738
      Provision for losses on accounts receivable ..                    1,443             779                 745
      Gain on sale of assets .......................                     (155)            (23)             (4,171)
      Amortization of unearned sale/leaseback profit                     (418)           (405)               (135)
      Deferred income taxes ........................                       --              --
                                                                                                              (37)

      Changes in operating assets and liabilities:

          Accounts receivable, net .................                   (1,738)           (936)               (805)
          Inventories ..............................                      735             417                (117)
          Prepaid expenses and other assets ........                     (857)            (95)                353
          Accounts payable and accrued expenses ....                       86             (54)                405
          Deferred revenue .........................                       79             337                 385
                                                                     --------        --------            --------
Net cash provided by operating activities ..........                    9,372          10,540               8,428

Investing Activities:
      Capital expenditures, including pagers .......                   (7,836)         (7,642)             (5,821)
      Acquisitions, net of cash acquired ...........                     (547)             --                (900)
      Deferred costs associated with acquisitions ..                     (170)             (2)                 --
      Redemption of certificates of deposit ........                      725              --                  --
      Purchase of certificates of deposit ..........                     (750)           (725)                 --
      Net proceeds from sale of assets .............                      254              49               7,511
                                                                     --------        --------            --------
Net cash provided by (used for) investing activities                   (8,324)         (8,320)                790

Financing Activities:
      Debt incurred in connection with acquisitions                       208              --                  --
      Payments on long-term debt ...................                     (262)         (1,000)             (7,500)
      Debt issue costs .............................                       --              --                (525)
      Net proceeds from exercise of
          common stock warrants ....................                       47              --                   3
                                                                     --------        --------            --------

Net cash used for financing activities ....                                (7)         (1,000)             (8,022)
                                                                     --------        --------            --------

Net increase  in cash and cash equivalents .........                    1,041           1,220               1,196
Cash and cash equivalents at beginning of period ...                    5,787           4,567               3,371
                                                                     --------        --------            --------

Cash and cash equivalents at end of period .........                 $  6,828        $  5,787            $  4,567
                                                                     ========        ========            ========

                 See Accompanying Notes to Financial Statements

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (In Thousands Except Number of Shares)

                                                  Preferred Stock                                 Additional      Accumulated
                                                  ---------------
                                            Series A           Series B         Common Stock       Paid-In          Earnings
                                            --------           --------         ------------
                                      Shares   Amount    Shares   Amount    Shares       Amount    Capital         (Deficit)
                                      ------   ------    ------   ------    ------       ------    -------         ---------
Balance at May 31, 1997 ...........   15,000   $   --    130,930  $   --     6,347,416   $    6    $ 24,756     $  (18,726)

    Net loss ......................       --       --         --      --            --       --          --         (4,216)
    Exercise of warrants ..........       --       --         --      --         6,000       --           3             --
    Reverse stock split (2 for 3) .       --       --    (43,643)     --    (2,117,805)      (2)          2             --
                                      ------   ------    -------  ------     ---------   ------    --------     ----------
Balance at May 31, 1998 ...........   15,000   $   --     87,287  $   --     4,235,611   $    4    $ 24,761     $  (22,942)

    Net loss ......................       --       --         --      --            --       --          --         (7,340)
    Other .........................       --       --         (1)     --           (84)      --          55             --
                                      ------   ------    -------  ------     ---------   ------    --------     ----------
Balance at May 31, 1999 ...........   15,000   $   --     87,286  $   --     4,235,527   $    4    $ 24,816     $  (30,282)

    Net Loss ......................       --       --         --      --            --       --          --         (6,023)
    Exercise of warrants ..........       --       --         --      --        62,665       --          47             --
                                      ------   ------     ------  ------     --------    ------    --------     ----------

Balance at May 31, 2000 ...........   15,000   $   --     87,286  $   --     4,298,192   $    4    $ 24,863     $  (36,305)
                                      ======   ======     ======  ======     =========   ======    ========     ==========

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

     Inventories: Inventories are carried at the lower of cost or market using the first-in, first-out method. The Company's inventories consist of pagers, cellular telephones, prepaid cellular and long distance phone cards, two-way radios, accessories, and spare parts held for sale.

     Property, Plant and Equipment: Property, plant and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the following estimated useful lives:

                Pagers.......................................        3 years
                Paging infrastructure........................     5-20 years
                Building and improvements....................    10-20 years
                Other equipment..............................     5-10 years

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

     Advertising Costs: All costs related to advertising activities begun during the fiscal year are expensed when incurred. Advertising costs were $1.8 million, $1.2 million, and $0.7 million in fiscal 2000, 1999, and 1998, respectively.

     Loss Per Share: Loss per share is computed using the weighted-average number of common shares outstanding during the period. Potentially dilutive securities have not been considered in the computation because the effect would be antidilutive.

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

     Reclassification: Certain reclassifications have been made in the fiscal 1999 and 1998 financial statements to conform to the fiscal year 2000 presentation.

     New Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting guidelines for derivatives and requires companies to record all derivatives as assets or liabilities on the balance sheet at fair value. Additionally, this statement establishes accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. Any derivative that qualifies as a hedge, depending upon the nature of that hedge, will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. SFAS No. 133 is effective for years beginning after June 15, 2000. Teletouch is currently analyzing the implementation requirements and does not anticipate that the adoption of this statement will have a material impact on its consolidated balance sheets, statements of operations, or cash flows.

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The guidance is effective for the Company in the fourth quarter of fiscal 2001. While Teletouch does not expect SAB No. 101 to have a material impact on its results of operations upon adoption, the SEC is expected to issue further guidance regarding the implementation of SAB No. 101 which could affect the Company's estimates of its expected impact.

NOTE B - ACQUISITIONS

     On March 31, 2000, Teletouch acquired substantially all the assets of EASTEX Communications, Inc. for consideration of approximately $485,000. An initial payment of approximately $277,000 was paid in cash, and the remaining consideration will be paid in equal monthly installments over the next two years. The acquisition was accounted for using the purchase method of accounting, and the total purchase price was allocated as follows: $40,000 to property, plant, and equipment; $20,000 to inventory; $181,000 to FCC licenses; $151,000 to subscriber bases; $5,000 to a non-compete agreement; and the remaining amount to goodwill. The results of operations of the acquisition, which are immaterial to consolidated operations, are included with that of the Company from the date of closing.

NOTE C - SEGMENT INFORMATION

     Teletouch operates in the wireless telecommunications industry, providing paging and messaging, cellular, and two-way radio services to a diversified customer base. As of and for the years ending May 31, 2000, 1999, and 1998, the Company had no foreign operations.

     Teletouch's cellular and two-way radio operations represent less than 10% individually and in the aggregate of operating income and assets of the Company. Cellular and two-way radio operations represent approximately 10% in the aggregate of the Company's revenue. Cellular and two-way revenues for fiscal 2000 were $3.6 million and $2.2 million, respectively.

NOTE D - CERTIFICATES OF DEPOSIT

     As of May 31, 2000 and 1999, Teletouch had deposited $750,000 and $725,000 into one-year certificates of deposits with banks to support letters of credit issued to cellular service and paging equipment providers.

NOTE E - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following (in thousands):

                                                                                2000                1999
                                                                                ----                ----
         Land...................................................           $      46           $      49
         Leased pagers..........................................               6,949               6,338
         Paging infrastructure..................................              18,293              17,779
         Buildings and improvements.............................               1,631                 813
         Other equipment........................................               5,831               4,425
                                                                          ----------           ---------
                                                                              32,750              29,404
         Accumulated depreciation...............................             (13,633)            (10,671)
                                                                           ---------           ---------
                                                                            $ 19,117            $ 18,733
                                                                            ========            ========

Depreciation expense was $6.4 million, $7.1 million and $5.6 million in fiscal 2000, 1999, and 1998, respectively.

NOTE F - LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):

                                                                                2000                1999
                                                                                ----             -------
         Notes payable..........................................             $59,750             $60,000
         Junior subordinated notes..............................              18,589              15,944
         Other..................................................                 196                 --
                                                                          ----------         -----------
                                                                              78,535              75,944
         Less current portion...................................               6,608                  --
                                                                           ---------         -----------
                                                                            $ 71,927             $75,944
                                                                           =========         ===========

     Notes Payable: The Company's Credit Agreement provides for loans in an amount not to exceed $70 million. As of May 31, 2000, $59,750,000 of the Credit Agreement was funded, and $10 million is available for future funding. Direct costs incurred in connection with obtaining the Credit Agreement of approximately $4.1 million have been deferred and are being amortized, using the effective interest rate method, over the term of the existing loans.

     The Credit Agreement bears interest, at the Company's designation, at a floating rate of the prime rate plus 1% to 2% or LIBOR plus 2% to 3%. These rates vary depending on the leverage ratio of the Company. The Credit Agreement is secured by substantially all of the assets of Teletouch and its subsidiaries. Borrowings under the Credit Agreement require the principal be repaid in escalating quarterly installments beginning in August 2000 and ending in November 2005. For fiscal 2000, the weighted-average interest rate on the Credit Agreement was 8.1%. The Credit Agreement also requires the maintenance of specified financial and operating covenants, with which the Company is in compliance, and prohibits any payments on the Junior Subordinated Notes and the payment of dividends.

     Junior Subordinated Notes: In August 1995, in connection with the acquisition of Dial-A-Page, Inc., Teletouch borrowed $10 million of 14% Junior Subordinated Notes ("the Subordinated Notes") due in August 2003 from Continental Illinois Venture Corporation ("CIVC") and certain other parties both related and unrelated to CIVC (together with CIVC, the "CIVC Investors"). The Subordinated Notes were initially recorded, for financial reporting purposes, at approximately $8 million. The terms of the Subordinated Notes require the maintenance of certain financial and operating covenants and restrict future acquisitions. The effective interest rate on the Subordinated Notes during fiscal 2000 was 15.7%. Included in the Subordinated Note balance was accrued interest of $9.4 million and $7.0 million at May 31, 2000 and May 31, 1999, respectively. See Note I below.

     Maturities: Maturities of debt outstanding at May 31, 2000 are as follows:
2001 - $6.6 million; 2002 - $8.1 million; 2003 - $9.5 million; 2004 - $23.6 million; 2005 - $3.4 million.

     Interest: Cash paid for interest during 2000, 1999, and 1998 was approximately $4.7 million, $5.3 million, and $6.5 million, respectively.

NOTE G - INCOME TAXES

     Teletouch uses the liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences reverse.

     The Company made no cash payments for federal income taxes in fiscal 2000 and 1999 and paid $85,000 in fiscal 1998. Teletouch currently has a net operating loss carryforward of approximately $19.4 million that is available to reduce future taxable income and will expire beginning in fiscal 2012.

     The Company's carryforwards expire at specific future dates and utilization of certain carryforwards is limited to specific amounts each year. However, due to the uncertain nature of their ultimate realization, the Company has established a valuation allowance against these carryforward benefits and will recognize benefits only as reassessment demonstrates they are realizable. Realization is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future statements of operations as a reduction of the Company's income tax expense.

     Significant components of Teletouch's deferred income tax liabilities and assets as of May 31, 2000 and 1999 follow (in thousands):

                                                                       2000       1999
                                                                       ----       ----
     Deferred income tax liabilities:
        Depreciation methods ....................................     $ 2,119    $ 2,198
        Other ...................................................         100        100
                                                                      -------    -------
     Total deferred income tax liabilities ......................     $ 2,219    $ 2,298
     Deferred income tax assets:
        Amortization methods ....................................       2,401      1,505
        Allowance for doubtful accounts .........................          55         57
        Unrecognized gain .......................................       1,089      1,192
        Alternative minimum tax credit carryforward..............          85         85
        Net operating loss carryforward .........................       6,591      5,611
        Valuation allowance .....................................      (8,988)    (7,138)
                                                                       ------    -------
     Total deferred income tax assets ...........................       1,233      1,312
                                                                       -------   -------
     Net deferred income tax liability ..........................     $   986    $   986
                                                                      =======    =======

A reconciliation from the federal statutory income tax rate to the effective income tax rate for the fiscal years 2000, 1999, and 1998 follows:

                                                             2000     1999      1998
                                                             ----     ----      ----
     Statutory income tax rate (benefit) ...............    (34.0)%  (34.0)%   (34.0)%
     Change in valuation allowance .....................     30.7%    30.9%     29.0 %
     Expenses not deductible for tax purposes, primarily
        amortization of intangible assets ..............      3.3%     2.7%      5.1 %
     Alternative minimum tax ...........................       --       --       2.3 %
     Other .............................................       --      0.4%     (1.2)%
                                                             ----     ----     ------
     Effective income tax rate .........................       --       --       1.2 %
                                                             ====     ====     ======

Significant components of the provisions for income taxes are as follows:

                                                                    2000                1999                1998
                                                                    ----                ----                ----
     Current...........................................        $          --     $          --     $      85,000
     Deferred..........................................                   --                --           (37,000)
                                                             ---------------     -------------     -------------
                                                               $          --     $          --     $      48,000
                                                             ===============     =============     =============

NOTE H - COMMITMENTS AND CONTINGENCIES

     Teletouch leases buildings, transmission towers, and equipment under non-cancelable operating leases. These leases contain various renewal terms and restrictions as to use of the property, and some leases have built-in escalation clauses. Rent expense (in thousands) was $3,234, $2,850, and $2,531 in fiscal 2000, 1999, and 1998, respectively. Future minimum rental commitments under non-cancelable leases are as follows (in thousands):

         2001..............................................          $ 2,838
         2002..............................................            2,391
         2003..............................................            1,943
         2004..............................................            1,561
         2005..............................................            1,214
         2006 and thereafter...............................            2,459
                                                                     -------
                                                                     $12,406
                                                                     =======

     Teletouch is party to various legal proceedings arising in the ordinary course of business. The Company believes there is no proceeding, either threatened or pending, against it that will result in a material adverse effect on its results of operations or financial condition.

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

     The Company issued 1,533,333 Class A Warrants in connection with its initial public offering. Each Class A Warrant carried the right to purchase a share of common stock for $6.75 and was redeemable by the Company at $0.15 per warrant if the closing bid price of the common stock had been at least $8.44 for 15 consecutive trading days. These warrants expired in December 1999. The Company also issued to certain Underwriters, for nominal consideration, the Underwriters' Warrants to purchase an aggregate of 133,333 shares of Common Stock at an exercise price of $8.40 per share and warrants to purchase, at a price of $0.15 per warrant, 133,333 warrants. Each warrant entitled the holder to purchase one share of Common Stock on the same terms and conditions as the Class A Warrants, except that the exercise price was $9.45 per share. The Underwriters' Warrants also expired in December 1999. In addition, Teletouch issued to certain consultants the Consultant Warrants to purchase 266,666 shares of common stock at an exercise price of $0.75 per share. The Consultant Warrants, unless exercised, expire in January 2004.

     In connection with the acquisition of Dial-A-Page, Inc. (see Note F), Teletouch designated 15,000 shares of authorized preferred stock as "Series A 14% Cumulative Preferred Stock" (the "Series A Preferred Stock") and 411,457 shares as "Series B Preferred Stock". The CIVC Investors purchased the 15,000 shares, with an initial liquidation value of $15 million ($29.2 million at May 31, 2000), of the Series A Preferred Stock as well as the Subordinated Notes (see Note F). Dividends on the Series A Preferred Stock accrue at the rate of 14% per annum and compound on a quarterly basis. Each share of Series A Preferred Stock, as well as dividends in arrears, are convertible after August 3, 2003 into common stock, at the option of the Series A Preferred Shareholder, based on a stated formula. As of May 31, 2000, the conversion of Series A Preferred Stock would result in an estimated issuance of 2.9 million shares of common stock (5.6 million shares of common stock if dividends in arrears are paid "in kind") using the conversion price stated in the agreement. However, the agreement states that the conversion price will in no event be more than the market price of the Company's common stock. Based on the closing market price of the Company's stock on May 31, 2000, the conversion of Series A Preferred Stock would result in an estimated issuance of 7.3 million shares of common stock (14.1 million shares of common stock if dividends in arrears are paid "in kind").

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

     As of May 31, 2000, holders have exercised an aggregate of 716,461 Common Stock Purchase Warrants and 87,286 Series B Preferred Stock Purchase Warrants. The Series A Preferred Stock and the Series B Preferred Stock are non-voting except as to the merger or consolidation with another entity or entities, or the sale of substantially all of the assets of the Company.

     As discussed in Note F, the Credit Agreement prohibits the payment of dividends on the Series A Preferred Stock. At May 31, 2000, approximately $14.2 million of dividends ($944.93 per share) were in arrears (or 2.7 million shares of common stock if paid "in kind" using the conversion price stated in the agreement and 6.8 million shares of common stock if paid "in kind" using the closing market price of the Company's common stock on May 31, 2000, as previously discussed). Dividends earned per share in fiscal years 2000, 1999, and 1998 were $247.92, $221.66 and $188.24, respectively.

     Common stock reserved: Approximately 9.3 million shares of common stock are reserved for future issuance at May 31, 2000, as follows (in thousands):

         Conversion of Series A Preferred Stock*                      2,857
         Common Stock Purchase Warrants                               2,661
         Conversion of Series B Preferred Stock                       2,469
         Consultant Warrants                                            200
         1994 Stock Option and Stock Appreciation Rights Plan         1,000
         Other options                                                  117
                                                                      -----
                                                                      9,304
                                                                      =====

*using the conversion price stated in the agreement

NOTE J - STOCK OPTIONS

     Teletouch's 1994 Stock Option and Stock Appreciation Rights Plan (the "1994 Plan") was adopted in July 1994 and provides for the granting of incentive and non-incentive stock options and stock appreciation rights to officers, directors, employees and consultants to purchase not more than an aggregate of 1,000,000 shares of Common Stock. The Compensation Committee of the Board of Directors administers the Plan and has authority to determine the optionees to whom awards will be made, the terms of vesting and forfeiture, the amount of the awards, and other terms. Under the terms of the Plan, the option price approved by the Board of Directors shall not be less than the fair market value of the common stock at date of grant. Exercise prices in the following table have been adjusted to give effect to the repricing that took effect in December 1999 (discussed below).

                                                                                                       Weighted
Stock option activity has been as follows:                                                               Average
                                                                  Number of      Exercise Price     Exercise Price
                                                                   Shares           Per Share          Per Share
                                                                 ----------      ---------------   ---------------
Options outstanding at May 31, 1997..................               203,333       $0.87-$6.00            $3.38
    Options granted to officers and management.......               373,332       $0.87-$3.56            $1.15
    Options granted to directors.....................                13,332             $0.87            $0.87
    Options granted to others........................                43,332       $2.46-$3.38            $3.21
    Options forfeited................................                (6,667)            $4.32            $4.32
                                                                 ----------      ------------      -----------
Options outstanding at May 31, 1998..................               626,662       $0.87-$6.00            $1.98
                                                                 ----------      ------------      -----------

    Options granted to officers and management.......                50,000             $0.87            $0.87
    Options granted to directors.....................                 3,996             $0.87            $0.87
    Options forfeited................................               (16,666)            $2.44            $2.44
                                                                 ----------      ------------      -----------
Options outstanding at May 31, 1999..................               663,992       $0.87-$6.00            $1.88
                                                                 ----------      ------------      -----------

    Options granted to officers and management.......               105,000       $0.69-$1.88            $1.22
    Options granted to directors.....................                 2,664             $0.81            $0.81
    Options forfeited................................              (156,664)      $3.56-$6.00            $4.42
                                                                 ----------      ------------      -----------
Options outstanding at May 31, 2000..................               614,992       $0.69-$3.38            $1.12
                                                                 ----------      ------------      -----------

Exercisable at May 31, 2000..........................               277,677                              $1.30
                                                                 ----------                        -----------
Exercisable at May 31, 1999..........................               298,978                              $2.73
                                                                 ----------                        -----------
Exercisable at May 31, 1998..........................               198,274                              $3.50
                                                                 ----------                        -----------

Weighted-average fair value of options
          granted during 2000........................                 $0.62
                                                                      -----
Weighted-average fair value of options
          granted during 1999........................                 $1.81
                                                                      -----
Weighted-average fair value of options
          granted during 1998........................                 $1.48
                                                                      -----
Weighted-average remaining

          contractual life...........................                7.6 years

     Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if Teletouch had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a binomial option pricing model with the following weighted-average assumptions for 2000, 1999, and 1998, respectively: risk-free interest rates of 6.50%, 5.75%, and 6.25%; dividend yields of 0% for all years; volatility factors of the expected market price of the Company's common stock of .70 in 2000, .63 in 1999, and .53 in 1998, and a weighted-average expected life of the option of 2 to 5 years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the options' vesting period. The pro forma effects on net income for fiscal 2000, 1999, and 1998 are not representative of the pro forma effect on net income in future years because they do not take into consideration pro forma compensation expense related to grants made prior to 1995. The Company's pro forma information follows (in thousands, except per share information):

                                                                              2000            1999           1998
                                                                           --------         ---------     ---------
     Pro forma net loss applicable to common stockholders                   $(9,895)        $(10,798)      $(7,214)

     Pro forma loss per share                                               $ (2.32)          $(2.55)       $(1.70)

     In December 1999, the Company reduced the exercise price of all outstanding employee and director owned stock options to $0.87, which was equal to the average of the closing price of the Company's common stock for the 20-trading days prior to December 1, 1999. Compensation expense associated with these repriced options will be measured and recognized in accordance with the recently issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", beginning July 1, 2000.

     Under the terms of a contractual agreement, Teletouch granted options to acquire 50,000 shares of common stock, exercisable at a price of $9.00, to a company that provided investor and public relations services. In addition, options to acquire 66,666 shares of common stock, exercisable at a price of $7.56, were granted to an officer of that company.

NOTE K - RETIREMENT PLAN

     Effective October 1995, Teletouch began sponsoring a defined contribution retirement plan covering substantially all of its employees. Employees who are at least 21 years of age are eligible to participate. Eligible employees may contribute up to a maximum of 16% of their earnings. The Company pays the administrative fees of the plan and began matching 75% of the first 6% of employees' contributions in October 1998. Contributions of approximately $220,000 and $120,000 were made in fiscal years 2000 and 1999, respectively. No contributions were made in fiscal 1998.

NOTE L - SALE - LEASEBACK TRANSACTION

     On January 28, 1998, Teletouch sold substantially all of its communications towers for approximately $8.7 million. The proceeds from the sale were used to reduce the outstanding debt under the Credit Agreement (discussed in Note F). Concurrent with the sale, the Company leased back space on the towers sold for a period of ten years for approximately $.6 million per year. Teletouch recognized a $4.1 million gain related to the sale of the towers in fiscal 1998 and deferred the remaining $4.0 million gain, which is being amortized into income over the period of the lease.

NOTE M - NOTE RECEIVABLE

     At May 31, 2000 and 1999, the Company had a note receivable of $515,000 and $500,000 from a supplier. Subsequent to May 31, 2000, the note was exchanged for 150,000 shares of restricted common stock of the supplier and certain intangible assets. There was no gain or loss associated with this transaction.

NOTE N - SUBSEQUENT EVENT

     In June 2000 Teletouch entered into an agreement to acquire the assets of Snider Communications Corporation ("Snider"), an Arkansas corporation headquartered in Little Rock, for 600,000 shares of Teletouch's common stock. The estimated purchase price of the transaction is approximately $1.2 million and will be accounted for as a purchase. Snider provides statewide wireless messaging coverage in Arkansas.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 29, 2000.

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

Signature                          Title                                  Date
---------                          -----                                  ----
 /s/ Robert M. McMurrey            Chairman                         August 29, 2000
-----------------------------
Robert M. McMurrey

 /s/ J. Richard Carlson            President,                       August 29, 2000
-----------------------------
J. Richard Carlson                 Chief Executive Officer,
                                   Chief Operating Officer

 /s/ J. Kernan Crotty              Executive Vice President,        August 29, 2000
-----------------------------
J. Kernan Crotty                   Chief Financial Officer
                                   Chief Accounting Officer

 /s/ Charles C. Green III          Director                         August 29, 2000
-----------------------------
Charles C. Green III

 /s/ Clifford E. McFarland         Director                         August 29, 2000
-----------------------------
Clifford E. McFarland

 /s/ Marcus D. Wedner              Director                         August 29, 2000
-----------------------------
Marcus D. Wedner

 /s/ Thomas E. Van Pelt, Jr.       Director                         August 29, 2000
-----------------------------
Thomas E. Van Pelt, Jr.

 /s/ Thomas E. Gage                Director                         August 29, 2000
-----------------------------
Thomas E. Gage