Form 10-Q
period 2000-08-31
TELETOUCH COMMUNICATIONS INC
filed 2000-10-20
CIK 928659

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                --------------

                                   FORM 10-Q

             [X]QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE  SECURITIES  EXCHANGE  ACT OF 1934 For the
                    Quarterly Period Ended August 31, 2000

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

         110 N. College, Suite 200, Tyler, Texas 75702 (903) 595-8889
         (Address and telephone number of principal executive offices)
                               ----------------

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

      Common Stock, $.001 par value - 4,898,192 shares outstanding as of
                                October 5, 2000

                        TELETOUCH COMMUNICATIONS, INC.
                                   FORM 10-Q
                         QUARTER ENDED AUGUST 31, 2000


                                                                        Page No.
                                                                        --------
                         Part I. Financial Information

Item 1.  Financial Statements - Teletouch Communications, Inc. (Unaudited)

             Condensed Consolidated Balance Sheets at
               August 31, 2000 and May 31, 2000                              4

             Condensed Consolidated Statements of Operations -
               Three Months Ended August 31, 2000 and
               August 31, 1999                                               5

             Condensed Consolidated Statements of Cash Flows -
               Three Months Ended August 31, 2000 and
               August 31, 1999                                               6

             Notes to Condensed Consolidated Financial Statements            7

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            11



                          Part II. Other Information

Item 1.    Legal Proceedings                                                16

Item 6.    Exhibits and Reports on Form 8-K                                 16

           Signatures                                                       17

                         Part I. Financial Information

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In Thousands, except share data)

                                                                             August 31, 2000      May 31, 2000
                                                                             ---------------------------------
     ASSETS                                                                    (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents.........................................          $     6,766      $       6,828
     Accounts receivable, net of allowance.............................                2,061              2,083
     Inventory.........................................................                5,946              5,337
     Deferred income tax assets........................................                   56                 56
     Note receivable...................................................                                     515
     Investment in securities..........................................                  516                 --
     Certificates of deposit, restricted as to use.....................                  250                750
     Prepaid expenses and other current assets.........................                1,542              1,842
                                                                                 -----------     --------------
                                                                                      17,137             17,411
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
     depreciation of $14,300 in 2001 and $13,633 in 2000...............               18,691             19,117
GOODWILL, INTANGIBLES, AND OTHER ASSETS:
     Goodwill..........................................................               24,892             24,892
     Subscriber bases..................................................               28,421             28,421
     FCC licenses......................................................               22,039             22,036
     Non-compete agreements............................................                  705                705
     Debt issue costs..................................................                4,100              4,100
     Other.............................................................                  380                304
     Accumulated amortization..........................................              (40,222)           (39,293)
                                                                                 -----------     --------------
                                                                                      40,315             41,165
                                                                                 -----------     --------------
                                                                                 $    76,143      $      77,693
                                                                                 ===========      =============
  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses.............................          $     3,924      $       4,796
     Current portion of long-term debt.................................                6,578              6,608
     Current portion of unearned sale/leaseback profit.................                  418                418
     Deferred revenue..................................................                1,822              1,593
                                                                                 -----------     --------------
                                                                                      12,742             13,415
LONG-TERM LIABILITIES:
     Long-term debt, net of current portion............................               72,676             71,927
     Unearned sale/leaseback profit, net of current portion............                2,642              2,747
                                                                                 -----------     --------------
                                                                                      75,318             74,674
COMMITMENTS AND CONTINGENCIES..........................................                   --                 --
DEFERRED INCOME TAXES..................................................                1,097              1,042
SHAREHOLDERS' EQUITY (DEFICIT):
     Series A cumulative convertible preferred stock, $.001 par
     value, 15,000 shares authorized, issued, and outstanding..........                   --                 --
     Series B convertible preferred stock, $.001 par value, 411,457
     shares authorized, 87,286 shares issued and outstanding...........                   --                 --
     Common stock, $.001 par value, 25,000,000 shares authorized,
     4,298,192 shares issued and outstanding...........................                    4                  4
     Additional paid-in capital........................................               25,213             24,863
     Accumulated deficit...............................................              (38,336)           (36,305)
     Other comprehensive income........................................                  105                 --
                                                                                 -----------     --------------
                                                                                     (13,014)           (11,438)
                                                                                 -----------     --------------
                                                                                 $    76,143     $       77,693
                                                                                 ===========     ==============

    See Accompanying Notes to Condensed Consolidated Financial Statements

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In Thousands, except shares and per share amounts)
                                  (Unaudited)

                                                                Three Months Ended
                                                                    August 31,
                                                            --------------------------
                                                                2000           1999
                                                            -----------    -----------
Service, rent, and maintenance revenue...................   $    11,223    $    11,123
Product sales revenue....................................         2,994          2,307
                                                            -----------    -----------
  Total revenues.........................................        14,217         13,430
Net book value of products sold..........................        (2,877)        (2,121)
                                                            -----------    -----------
                                                                 11,340         11,309

Costs and expenses:
    Operating............................................         4,104          3,523
    Selling..............................................         2,391          1,721
    General and administrative...........................         2,193          2,061
    Depreciation and amortization........................         2,466          3,646
                                                            -----------    -----------
Total costs and expenses.................................        11,154         10,951
                                                            -----------    -----------
Operating income.........................................           186            358

Gain on sale of assets...................................             5            233

Interest expense, net....................................        (2,222)        (1,924)
                                                            -----------    -----------
Net loss.................................................        (2,031)        (1,333)
Preferred stock dividends................................        (1,021)          (914)
                                                            -----------    -----------

Loss applicable to common stockholders...................   $    (3,052)   $    (2,247)
                                                            ===========    ===========

Loss per share - basic and diluted.......................   $     (0.71)   $     (0.53)
                                                            ===========    ===========
Weighted average shares outstanding - basic
and diluted..............................................     4,298,192      4,235,465
                                                            ===========    ===========

     See Accompanying Notes to Condensed Consolidated Financial Statements

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (Unaudited)

                                                                                           Three Months Ended
                                                                                                 August 31,
                                                                                      --------------------------
                                                                                            2000            1999
                                                                                            ----            ----
Operating Activities:
   Net loss.....................................................................      $   (2,031)       $ (1,333)
   Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization................................................           2,466           3,646
   Non cash stock option compensation expense...................................             350              --
   Non cash interest expense....................................................             857             789
   Provision for losses on accounts receivable..................................             455             293
   Gain on sale of assets.......................................................              (5)           (233)
   Amortization of unearned sale/leaseback profit...............................            (105)           (101)
   Changes in operating assets and liabilities:
     Accounts receivable, net...................................................            (433)           (598)
     Inventories................................................................            (113)         (2,448)
     Prepaid expenses and other assets..........................................             232             144
     Accounts payable and accrued expenses......................................            (872)            669
     Deferred revenue...........................................................             229             333
                                                                                      ----------        --------
Net cash provided by operating activities.......................................           1,030           1,161

Investing Activities:
   Capital expenditures, including pagers.......................................          (1,563)         (1,835)
   Redemption of certificates of deposit........................................             500              --
   Deferred costs associated with acquisitions..................................             (12)            (15)
   Net proceeds from sale of assets.............................................               8             246
                                                                                      ----------        --------
Net cash used for investing activities..........................................          (1,067)         (1,604)

Financing Activities:
   Payments on long-term debt...................................................             (25)           (250)
     Deferred revenue...........................................................             229             333
                                                                                      ----------        --------
Net decrease in cash and cash equivalents.......................................             (62)           (693)
Cash and cash equivalents at beginning of period................................           6,828           5,787
                                                                                      ----------        --------
Cash and cash equivalents at end of period......................................      $    6,766        $  5,094
                                                                                      ==========        ========

     See Accompanying Notes to Condensed Consolidated Financial Statements

                        TELETOUCH COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

    The unaudited condensed consolidated financial statements of Teletouch Communications, Inc., and its subsidiaries ("Teletouch" or the "Company") for the periods ended August 31, 2000 and August 31, 1999 have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Company were disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended May 31, 2000. The balance sheet at May 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain the material adjustments necessary to present fairly the financial position of the Company and the results of its operations and cash flows for the periods ended August 31, 2000 and August 31, 1999. All such adjustments are of a normal recurring nature. Interim period results are not necessarily indicative of the results to be achieved for the full year.

Loss Per Share: Loss per share is computed using the weighted-average number of common shares outstanding during the period.

Reclassification: Certain reclassifications have been made in the prior years' financial statements to conform to the fiscal year 2001 presentation.

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

                         TELETOUCH COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


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

NOTE C - LONG-TERM DEBT

Long-term debt consists of the following (in thousands): August 31,     May 31,
                                                           2000          2000
                                                           ----          ----
          Notes payable........................          $ 59,750      $ 59,750
          Junior subordinated notes............            19,333        18,589
          Other................................               171           196
                                                         --------      --------
                                                           79,254        78,535
          Less current portion.................             6,578         6,608
                                                         --------      --------
                                                         $ 72,676      $ 71,927
                                                         ========      ========

Notes Payable: The Company's credit agreement with a group of lenders, led by Chase Manhattan Bank (the "Credit Agreement") provides for loans in an amount not to exceed $70 million. As of August 31, 2000, $59,750,000 of the Credit Agreement was funded, and approximately $10 million is available for future funding with the consent of the lending parties. Direct costs incurred in connection with obtaining the Credit Agreement of approximately $4.1 million have been deferred and are being amortized, using the effective interest rate method, over the term of the existing loans.

    The Credit Agreement bears interest, at the Company's designation, at a floating rate of the prime rate plus 1% to 2% or LIBOR plus 2% to 3%. These rates vary depending on the leverage ratio of the Company. The Credit Agreement is secured by substantially all of the assets of Teletouch and its subsidiaries. Borrowings under the Credit Agreement require the principal be repaid in escalating quarterly installments. The Company made its first installment in September 2000, and these payments will end in November 2005. The Credit Agreement also requires the maintenance of specified financial and operating covenants and prohibits any payments on the Junior Subordinated Notes and the payment of dividends. The Company is in compliance with these covenants as of August 31, 2000.

                        TELETOUCH COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE D - STOCK OPTIONS

      In December 1999, the Company reduced the exercise price of all outstanding employee and director owned stock options to $0.87, which was equal to the average of the closing price of the Company's common stock for the 20-trading days prior to December 1, 1999. Compensation expense associated with these repriced options of approximately $350,000 has been recognized in accordance with the recently issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", beginning July 1, 2000. Additional compensation expense and income may be recorded in future periods based on fluctuations in the market value of the Company's common stock.

NOTE E - NOTE RECEIVABLE

    At May 31, 2000, the Company had a note receivable of $515,000 from a supplier. In June 2000 the note was exchanged for 150,000 shares of common stock of the supplier, which was recorded at fair market value on the date of conversion and is restricted for six months after the exchange, and certain other assets. There was no gain or loss associated with this transaction

NOTE F - COMPREHENSIVE INCOME

    Total comprehensive income for the three months ended August 31, 2000 and August 31, 1999 was a loss of $1,926,000 and $1,333,000, respectively. The difference between comprehensive income and net loss at August 31, 2000 was related to unrealized gains on marketable equity securities that are classified as available for sale.

NOTE G - SUBSEQUENT EVENT

    On September 1, 2000, Teletouch finalized its agreement to acquire the assets of Snider Communications Corporation ("Snider"), a corporation headquartered in Little Rock, Arkansas, which provides statewide wireless messaging coverage in Arkansas. The purchase price was 600,000 shares of Teletouch's common stock, which is valued at approximately $1.4 million as determined by the market value of the shares of Teletouch's common stock issued at the date of closing. This transaction will be accounted for as a purchase.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

    Teletouch is a leading provider of wireless telecommunications services, primarily paging services, in non-major metropolitan areas and communities in the southeast United States. As of August 31, 2000 the Company had approximately 397,200 pagers in service. The Company derives the majority of its revenues from fixed periodic fees, not dependent on usage, charged to subscribers for paging services. As long as a subscriber remains on service, operating results benefit from the recurring payments of the fixed periodic fees without incurring additional selling expenses or other fixed costs. While there can be no assurance, Teletouch expects that net subscriber additions will grow slightly in future quarters as the Company continues to open new retail stores, improves its advertising programs, and focuses on becoming the total solution for consumers' wireless needs.

    The Company is also expanding its existing product lines. In December 1998, Teletouch launched its own brand of prepaid cellular service and began offering PCS cellular service as an agent for other PCS carriers. At August 31, 2000, the Company was offering some type of cellular service in most of its markets. Teletouch also began offering prepaid long distance cards along with two-way paging services and Internet-based messaging utilizing WebLink Wireless, Inc.'s nationwide network in the last quarter of fiscal year 2000. The two-way paging and Internet-based messaging services are offered to the Company's customers pursuant to a five year agreement with WebLink Wireless, Inc. The Company monitors new product offerings and the expansion of existing products and services to ensure those products and services are meeting its customers' needs.

RESULTS OF OPERATIONS

    The following table presents certain items from the Company's condensed consolidated statements of operations and certain other information for the periods indicated.

                                                       Three Months ended
                                                           August 31,
                                                       -----------------
                                                      2000          1999
                                                      ----          ----
                               (in thousands, except pagers, ARPU and per share amounts)

     Service, rent and maintenance revenue            $ 11,223    $ 11,123
     Product sales revenue                               2,994       2,307
                                                      --------    --------
         Total revenues                                 14,217      13,430
     Net book value of products sold                    (2,877)     (2,121)
                                                      --------    --------
                                                      $ 11,340    $ 11,309

     Operating expenses                               $ 11,154    $ 10,951

     Operating income                                 $    186    $    358

     Net loss before preferred stock dividends        $ (2,031)   $ (1,333)

     Net loss after preferred stock dividends         $ (3,052)   $ (2,247)

     Loss per share after preferred stock dividends   $  (0.71)   $  (0.53)

     EBITDA (1)                                       $  3,003    $  4,004

     Pagers in service at end of period                397,200     400,500

     Average revenue per unit ("ARPU")                $   8.82    $   9.08

_________________________________

(1) EBITDA represents earnings before interest, taxes, depreciation and amortization (and certain non-recurring income and expenses). EBITDA is a standard measure of financial performance in the paging industry. However, EBITDA is not a measure defined in generally accepted accounting principles ("GAAP") and should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with GAAP. EBITDA is, however, one of the primary financial measures by which the Company's covenants are calculated under its debt agreements. The EBITDA shown above does not include gain/(loss) on the sale of assets or compensation expense associated with repriced stock options.

Results of Operations for the three months ended August 31, 2000 and 1999
-------------------------------------------------------------------------

   Total revenue: Teletouch's total revenue increased to $14.2 million for the
   -------------
three months ended August 31, 2000 from $13.4 million for the three months ended August 31, 1999. This increase is due to increased cellular and two-way radio revenues, partially offset by a decline in paging and messaging revenues. Pagers in service decreased to approximately 397,200 at August 31, 2000 as compared to 400,500 at August 31, 1999, partially as a result of decreased advertising spending in the last quarter of fiscal year 2000.

    The negative impact on total revenue of the decrease in pagers in service is compounded by a decrease in average revenue per unit ("ARPU"). ARPU for the three months ended August 31, 2000 was $8.82 as compared to $9.08 for the three months ended August 31, 1999. The decrease in ARPU is primarily due to an increase in the percentage of the Company's subscriber base represented by resellers as well as increased competition in the Company's markets and a decline in demand for paging services. Resellers are businesses that buy airtime at wholesale prices from Teletouch and sell the service to end users. While the wholesale price to a reseller is lower than the price the Company charges to its other customers, a reseller bears the cost of acquiring, billing, collecting and servicing its subscribers. At August 31, 2000 approximately 41% of the Company's subscriber base was represented by resellers as opposed to 39% at August 31, 1999. As competitors continue to pursue its customers in the marketplace, the percentage of its subscriber base represented by resellers increases, and the paging industry fully matures, ARPU is expected to continue to decline. Nevertheless, Teletouch expects that the introduction of new products and services will increase sufficiently to offset any decline in ARPU or paging subscribers and not result in a decrease in total revenue.

     Operating expenses, excluding depreciation and amortization: Operating
     -----------------------------------------------------------
expenses, excluding depreciation and amortization, were $8.3 million, 59% of total revenue ($8.7 million, 61% of total revenue, including the $350,000 compensation expense associated with repriced stock options), for the first three months of fiscal year 2001 as compared to $7.3 million, 54% of total revenue, for the first three months of fiscal year 2000. Costs have increased primarily because of new retail store openings, particularly in the areas of advertising and payroll costs, and because of the $350,000 compensation expense recorded in the first quarter of fiscal year 2001 associated with the repriced stock options.

    Depreciation and amortization: Depreciation and amortization expense
    -----------------------------
decreased to $2.5 million for the three months ended August 31, 2000, from $3.6 million for the three months ended August 31, 1999. The decrease is due to the expiration of amortization on certain intangible assets that occurred in fiscal year 2000.

    Interest expense: Net interest expense increased to $2.2 million for the
    ----------------
three months ended August 31, 2000 from $1.9 million for the three months ended August 31, 1999. Higher interest rates on the Company's variable-rate debt obligations along with increased interest costs associated with the Junior Subordinated Notes accounted for the increase.

    Income tax benefit: For fiscal year 2001, the Company estimates the
    ------------------
effective tax benefit rate will be 0%. A valuation allowance has been recorded against deferred tax assets which are not likely to be realized. Specifically, Teletouch's income tax carryforwards expire at specific future dates and utilization of certain carryforwards is limited to specific amounts each year. However, due to the uncertain nature of their ultimate realization, the Company has established a valuation allowance against these carryforward benefits and will recognize benefits only as reassessment demonstrates they are realizable. Realization is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of the Company's income tax expense.

    EBITDA:  EBITDA decreased to $3.0 million (excluding the $350,000
    ------
compensation expense associated with the repriced stock options), 21% of total revenue, for the three months ended August 31, 2000 from $4.0 million, 30% of total revenue, for the three months ended August 31, 1999. The decrease in EBITDA in total and as a percentage of total revenue is primarily due to new retail store openings, particularly in the areas of advertising and payroll costs. The decrease in EBITDA is partially due to the continuing decline in ARPU and the decline in number of pagers in service.

FINANCIAL CONDITION

    The Company's credit agreement with a group of lenders, led by Chase Manhattan Bank (the "Credit Agreement") provides for loans in an amount not to exceed $70 million. As of August 31, 2000, $59,750,000 of the Credit Agreement was funded, and approximately $10 million is available for future funding with the consent of the lending parties. Direct costs incurred in connection with obtaining the Credit Agreement of approximately $4.1 million have been deferred and are being amortized, using the effective interest rate method, over the term of the existing loans.

    The Credit Agreement bears interest, at the Company's designation, at a floating rate of the prime rate plus 1% to 2% or LIBOR plus 2% to 3%. These rates vary depending on the leverage ratio of the Company. The Credit Agreement is secured by substantially all of the assets of Teletouch and its subsidiaries. Borrowings under the Credit Agreement require the principal be repaid in escalating quarterly installments. The Company made its first installment in September 2000, and these payments will end in November 2005. The Credit Agreement also requires the maintenance of specified financial and operating covenants and prohibits any payments on the Junior Subordinated Notes and the payment of dividends. The Company is in compliance with these convenants, as of August 31, 2000.

    Teletouch's operations require capital investment to purchase inventory for lease to customers and to acquire paging infrastructure equipment to support the Company's growth. Net capital expenditures, including pagers, amounted to $1.6 million and $1.8 million for the first three months of fiscal years 2001 and 2000, respectively. Teletouch anticipates capital expenditures will be flat in fiscal 2001 as compared to fiscal 2000 as the Company continues to open new stores, improve its infrastructure, and meet its subscribers' pager needs. Teletouch will pay for these expenditures with cash generated from operations and, if necessary, borrowings under the unused portion of the Credit Agreement (discussed above).

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.
    --------

Exhibit                                                          Page
Number          Title of Exhibit                                 Number
-------         ----------------                                 ------

27              Financial Data Schedule                            18

(b) Reports on Form 8-K.
    -------------------
    None.

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

                                      TELETOUCH COMMUNICATIONS, INC.
                                     ------------------------------
                                        (Registrant)




Date: October 20, 2000
                                      /s/J. Richard Carlson
                                      ---------------------
                                      J. Richard Carlson
                                      President
                                      Chief Executive Officer
                                      Chief Operating Officer




Date: October 20, 2000
                                      /s/J. Kernan Crotty
                                      -------------------
                                      J. Kernan Crotty
                                      Executive Vice President
                                      Chief Financial Officer
                                      (Principal Accounting Officer)