Form 10-Q
period 2000-11-30
TELETOUCH COMMUNICATIONS INC
filed 2001-01-16
CIK 928659

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------

                                  FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended November 30, 2000

                                      OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____ to ___

                        Commission File Number 1-13436

                        TELETOUCH COMMUNICATIONS, INC.
                      (Name of registrant in its charter)


               DELAWARE                                 75-2556090
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    Incorporation or Organization)

         110 N. College, Suite 200, Tyler, Texas 75702  (903) 595-8889
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

Common Stock, $.001 par value - 4,882,992 shares outstanding as of November 30, 2000

                                   FORM 10-Q
                        QUARTER ENDED NOVEMBER 30, 2000

                                                                                 Page No.
                                                                                 --------

                  Part I.  Financial Information

Item 1. Financial Statements - Teletouch Communications, Inc. (Unaudited)


         Condensed Consolidated Balance Sheets at
           November 30, 2000 and May 31, 2000                                       4

         Condensed Consolidated Statements of Operations -
           Three and Six Months Ended November 30, 2000 and
           November 30, 1999                                                        5

         Condensed Consolidated Statements of Cash Flows -
           Six Months Ended November 30, 2000 and
           November 30, 1999                                                        6

         Notes to Condensed Consolidated Financial Statements                       7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                       11


                          Part II.  Other Information

Item 1. Legal Proceedings                                                          16

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

        Signatures                                                                 17

                         Part I. Financial Information

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In Thousands, except share data)

                                                                                        November 30, 2000      May 31, 2000
                                                                                       --------------------------------------
                                                                                            (Unaudited)
   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents..........................................................    $      3,556     $        6,828
   Accounts receivable, net of allowance..............................................           2,347              2,083
   Inventory..........................................................................           6,504              5,337
   Deferred income tax assets.........................................................              56                 56
   Note receivable....................................................................              --                515
   Investment in securities...........................................................             150                 --
   Certificates of deposit, restricted as to use......................................             100                750
   Prepaid expenses and other current assets..........................................           1,243              1,842
                                                                                          ------------     --------------
                                                                                                13,956             17,411

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
   depreciation of $14,300 in 2001 and $13,633 in 2000................................          19,788             19,117

GOODWILL, INTANGIBLES, AND OTHER ASSETS:
   Goodwill...........................................................................          24,892             24,892
   Subscriber bases...................................................................          29,070             28,421
   FCC licenses.......................................................................          22,210             22,036
   Non-compete agreements.............................................................             715                705
   Debt issue costs...................................................................           4,100              4,100
   Other..............................................................................             293                304
   Accumulated amortization...........................................................         (41,184)           (39,293)
                                                                                          ------------     --------------
                                                                                                40,096             41,165
                                                                                          ------------     --------------
                                                                                          $     73,840     $       77,693
                                                                                          ============     ==============

 LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses..............................................    $      4,018     $        4,796
   Current portion of long-term debt..................................................             146              6,608
   Long-term debt reclassified as current.............................................          57,727                 --
   Current portion of unearned sale/leaseback profit..................................             418                418
   Deferred revenue...................................................................           1,638              1,593
                                                                                          ------------     --------------
                                                                                                63,947             13,415

LONG-TERM LIABILITIES:
   Long-term debt, net of current portion.............................................          20,101             71,927
   Unearned sale/leaseback profit, net of current portion.............................           2,537              2,747
                                                                                          ------------     --------------
                                                                                                22,638             74,674
COMMITMENTS AND CONTINGENCIES                                                                       --                 --
DEFERRED INCOME TAXES                                                                              969              1,042
SHAREHOLDERS' EQUITY (DEFICIT):
   Series A cumulative convertible preferred stock, $.001 par value,
   15,000 shares authorized, issued, and outstanding..................................              --                 --
   Series B convertible preferred stock, $.001 par value, 411,457 shares
   authorized, 87,286 shares issued and outstanding...................................              --                 --
   Common stock, $.001 par value, 25,000,000 shares authorized, 4,882,992
   shares issued and outstanding                                                                     5                  4
   Treasury Stock, 15,200 shares                                                                    (8)                --
   Additional paid-in capital.........................................................          26,362             24,863
   Accumulated deficit................................................................         (39,941)           (36,305)
   Other comprehensive income.........................................................            (132)                --
                                                                                          ------------     --------------
                                                                                               (13,714)           (11,438)
                                                                                          ------------     --------------
                                                                                          $     73,840     $       77,693
                                                                                          ============     ==============

     See Accompanying Notes to Condensed Consolidated Financial Statements

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In Thousands, except shares and per share amounts)
                                  (Unaudited)

                                                           Three Months Ended            Six Months Ended
                                                              November 30,                 November 30,
                                                        -------------------------    -------------------------
                                                           2000           1999          2000           1999
                                                        ----------     ----------    ----------     ----------
Service, rent, and maintenance revenue................  $   11,205     $   11,156    $   22,248     $   22,279
Product sales revenue.................................       3,070          2,579         6,064          4,886
                                                        ----------     ----------    ----------     ----------
   Total revenues.....................................      14,275         13,735        28,492         27,165
Net book value of products sold.......................      (3,509)        (2,497)       (6,386)        (4,618)
                                                        ----------     ----------    ----------     ----------
                                                            10,766         11,238        22,106         22,547

Costs and expenses:
     Operating........................................       3,804          3,910         7,908          7,128
     Selling..........................................       2,263          2,164         4,654          3,885
     General and administrative.......................       1,548          1,515         3,741          3,881
     Depreciation and amortization....................       2,526          3,647         4,992          7,293
                                                        ----------     ----------    ----------     ----------
Total costs and expenses..............................      10,141         11,236        21,295         22,187
                                                        ----------     ----------    ----------     ----------

Operating income......................................         625              2           811            360

Gain/(loss) on sale of assets.........................          --           (116)            5            117

Interest expense, net.................................      (2,229)        (2,003)       (4,451)        (3,927)
                                                        ----------     ----------    ----------     ----------

Net loss..............................................      (1,604)        (2,117)       (3,635)        (3,450)

Preferred stock dividends.............................      (1,056)          (937)       (2,077)        (1,851)
                                                        ----------     ----------    ----------     ----------

Loss applicable to common stock.......................      (2,660)        (3,054)       (5,712)        (5,301)
                                                        ==========     ==========    ==========     ==========


Loss per share........................................  $    (0.56)    $    (0.72)   $    (1.25)    $    (1.25)
                                                        ==========     ==========    ==========     ==========

Weighted average shares outstanding...................   4,744,392      4,235,465     4,552,492      4,235,465
                                                        ==========     ==========    ==========     ==========

     See Accompanying Notes to Condensed Consolidated Financial Statements

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (Unaudited)

                                                                             Six Months Ended
                                                                               November 30,
                                                                         ------------------------
                                                                            2000          1999
                                                                         ----------    ----------
OPERATING ACTIVITIES:
     Net loss.........................................................   $   (3,635)   $   (3,450)
     Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation and amortization....................................        4,992         7,293
     Non cash interest expense........................................        1,736         1,597
     Provision for losses on accounts receivable......................          911           702
     Gain on sale of assets...........................................           (5)         (117)
     Amortization of unearned sale/leaseback profit...................         (210)         (202)
     Changes in operating assets and liabilities:
     Accounts receivable, net.........................................       (1,175)       (1,192)
     Inventories......................................................         (350)       (1,532)
     Prepaid expenses and other assets................................          490           (24)
     Accounts payable and accrued expenses............................         (777)         (208)
     Deferred  revenue................................................          (70)          163
                                                                         ----------   -----------

Net cash provided by operating activities                                     1,907         3,030

INVESTING ACTIVITIES:
     Capital expenditures, including pagers...........................       (3,698)       (4,286)
     Redemption (Purchase) of certificates of deposit.................          650          (750)
     Acquisitions, net of cash acquired...............................          (99)           --
     Deferred costs associated with acquisitions......................           --           (15)
     Net proceeds from sale of assets.................................           48           246
                                                                         ----------   -----------

Net cash used for investing activities                                       (3,099)       (4,805)

FINANCING ACTIVITIES:
     Purchase of Treasure Stock.......................................           (8)           --
     Payments on long-term debt.......................................       (2,072)         (250)
                                                                         ----------   -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS.............................       (3,272)       (2,025)
Cash and cash equivalents at beginning of period......................        6,828         5,787
                                                                         ----------   -----------

Cash and cash equivalents at end of period............................   $    3,556    $    3,762
                                                                         ==========    ==========
Supplemental disclosure of non cash activities:
----------------------------------------------
  Issuance of common stock related to acquisition                         $   1,500            --

     See Accompanying Notes to Condensed Consolidated Financial Statements

                         TELETOUCH COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

     The unaudited condensed consolidated financial statements of Teletouch Communications, Inc., and its subsidiaries ("Teletouch" or the "Company") for the periods ended November 30, 2000 and November 30, 1999 have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Company were disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended May 31, 2000. The balance sheet at May 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain the material adjustments necessary to present fairly the financial position of the Company and the results of its operations and cash flows for the periods ended November 30, 2000 and November 30, 1999. All such adjustments are of a normal recurring nature. Interim period results are not necessarily indicative of the results to be achieved for the full year.

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

NOTE C - LONG-TERM DEBT

Long-term debt consists of the following (in thousands):    November 30,    May 31,
                                                               2000          2000
                                                               ----          ----
       Notes payable.................................        $57,727       $59,750
       Junior subordinated notes.....................         20,101        18,589
       Other.........................................            146           196
                                                             -------       -------
                                                              77,974        78,535
     Less current portion............................            146         6,608
     Less portion reclassified as current debt.......         57,727            --
                                                             -------       -------
                                                             $20,101       $71,927
                                                             =======       =======

Notes Payable: The Company's credit agreement with a group of lenders, led by Chase Manhattan Bank (the "Credit Agreement") provides for loans in an amount not to exceed $70 million. As of November 30, 2000, $57,727,000 of the Credit Agreement was funded, and approximately $10 million is available for future funding with the consent of the lending parties. Direct costs incurred in connection with obtaining the Credit Agreement of approximately $4.1 million have been deferred and are being amortized, using the effective interest rate method, over the term of the existing loans.

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

                         TELETOUCH COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     The Credit Agreement also requires the maintenance of specified financial and operating covenants and prohibits any payments on the Junior Subordinated Notes and the payment of dividends. The Credit Agreement was amended as of November 30, 2000, which allowed the Company to meet its financial covenant and principal repayment terms. In addition, lenders under the facility have indicated that they might be willing to amend the Credit Agreement further in future periods. Teletouch's management believes it will be successful in obtaining future amendments as needed. However, if such amendments are not obtained, the Company would probably not be able to meet all of the terms of the Credit Agreement in the near future. Because there can be no assurance that these amendments will be provided and because of the accounting requirements set forth in Emerging Issues Task Force Issue No. 86-30, "Classification of Obligations When a Violation is Waived by the Creditor", Teletouch has temporarily classified the amount outstanding under the Credit Agreement as a current liability as of November 30, 2000.

     As of November 30, 2000 the Company was in compliance with the terms of its Junior Subordinated Note agreement. Based on the terms of the Junior Subordinated Note agreement, if the lender declared the Company not in compliance with the terms of the Credit Agreement, then by definition it would be not in compliance with the terms of the Junior Subordinated Note agreement. Management expects to be able to meet all the terms of the Credit Agreement and Junior Subordinated Note agreement, or, if necessary, obtain future amendments to enable the Company to remain in compliance.

NOTE D - STOCK OPTIONS

     In December 1999, the Company reduced the exercise price of all outstanding employee and director owned stock options to $0.87, which was equal to the average of the closing price of the Company's common stock for the 20-trading days prior to December 1, 1999. During the quarter ended August 31, 2000, compensation expense of approximately $350,000 associated with these repriced options was recognized due to the increase in market value of Teletouch's common stock during the quarter. For the quarter ended November 30, 2000, the market value of Teletouch's common stock decreased and in accordance with the recently issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", compensation expense associated with the repriced options that was recognized in previous periods was reduced in the current quarter. Additional compensation expense may be recorded in future periods based on fluctuations in the market value of the Company's common stock.

NOTE E - NOTE RECEIVABLE

     At May 31, 2000, the Company had a note receivable of $515,000 from a supplier. In June 2000 the note was exchanged for 150,000 shares of common stock of the supplier, which was recorded at fair market value on the date of conversion and is restricted for six months after the exchange, and certain
other assets.  There was no gain or loss associated with this transaction.   The
150,000 shares of common stock received in the exchange are being accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As such, changes in market value of the stock are recorded in other comprehensive income.

                         TELETOUCH COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE F - COMPREHENSIVE INCOME

     Total comprehensive income for the three and six months ended November 30, 2000 and November 30, 1999 was a loss of $1,842,000 and $3,768,000 for fiscal 2001, and, $2,117,000 and $3,450,000 for fiscal 2000, respectively. The difference between comprehensive income and net loss for periods ended November 30, 2000 was related to unrealized gains on marketable equity securities that are classified as available for sale.


NOTE G - ACQUISITIONS

     On September 1, 2000, Teletouch closed on an agreement to acquire substantially all of the assets of Snider Communications Corporation ("Snider"), a corporation headquartered in Little Rock, Arkansas, which provides statewide wireless messaging coverage in Arkansas. As part of the purchase, Teletouch
acquired approximately 13,000 additional paging subscribers.   The total
purchase price for Snider was approximately $1.7 million which consisted of 600,000 shares of Teletouch's common stock valued at $1.5 million and approximately $.2 million in other cash expenditures related to closing. The acquisition was accounted for using the purchase method of accounting and the total purchase price was allocated as follows: $1,000,000 to property, plant and equipment, $650,000 to subscriber bases, $150,000 to FCC liscenses, $10,000 to a non-compete agreement, $7,000 to inventory, and $115,000 to certain liabilities. The results of operations of the acquisition, which are immaterial to the consolidated operations, are included with that of the Company from the date of closing.

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

     Teletouch is a leading provider of wireless telecommunications services, primarily paging services, in non-major metropolitan areas and communities in the southeast United States. As of November 30, 2000 the Company had approximately 395,600 pagers in service which included pagers in service acquired from Snider. The Company derives the majority of its revenues from fixed periodic fees, not dependent on usage, charged to subscribers for paging services. As long as a subscriber remains on service, operating results benefit from the recurring payments of the fixed periodic fees without incurring additional selling expenses or other fixed costs. A high level of customer attrition is common in the paging industry and Teletouch must be able to replace terminating paging subscribers and attract additional wireless subscribers to maintain operating margins. During recent months, customer attrition ("churn") has increased resulting in a slight decline in the number of pagers in service. Teletouch expects that net paging subscriber additions will continue to decline slightly in future quarters as the demand for one-way paging continues to decline. Teletouch is implementing customer retention programs and expanding its existing product lines to minimize the impact of the level of customer attrition. The sales and marketing expenses and other costs associated with attracting new subscribers are substantial and there is no guarantee that our future efforts in this area will improve subscriber growth and retention.

     In December 1998, Teletouch launched its own brand of prepaid cellular service and began offering PCS and traditional cellular service as an agent for other cellular carriers. At November 30, 2000, the Company was offering some type of cellular service in most of its markets. Teletouch also began offering prepaid long distance cards as well as two-way paging services and Internet-based messaging utilizing WebLink Wireless, Inc.'s nationwide network in the last quarter of fiscal year 2000. The two-way paging and Internet-based messaging services are offered to the Company's customers pursuant to a five year agreement with WebLink Wireless, Inc. The Company monitors new product offerings and the expansion of existing products and services to ensure those products and services are meeting its customers' needs.

RESULTS OF OPERATIONS

     The following table presents certain items from the Company's condensed consolidated statements of operations and certain other information for the periods indicated.

                                                          Three Months Ended               Six Months Ended
                                                             November 30,                    November 30,
                                                       -------------------------       ------------------------
                                                            2000           1999           2000          1999
                                                            ----           ----           ----          ----
                                (in thousands, except pagers, ARPU and per share amounts)

Service, rent and maintenance revenue                     $ 11,205        $ 11,156       $ 22,248       $ 22,279
Product sales revenue                                        3,070           2,579          6,064          4,886
                                                          --------        --------       --------       --------
   Total revenues                                           14,275          13,735         28,492         27,165
Net book value of products sold                             (3,509)         (2,497)        (6,386)        (4,618)
                                                          --------        --------       --------       --------
                                                          $ 10,766        $ 11,238       $ 22,106       $ 22,547

Operating expenses                                        $ 10,141        $ 11,236       $ 21,295       $ 22,187

Operating income                                          $    625        $      2       $    811       $    360

Net loss before preferred stock dividends                 $ (1,604)       $ (2,117)      $ (3,635)      $ (3,450)

Net loss                                                  $ (2,660)       $ (3,054)      $ (5,712)      $ (5,301)

Loss per share after preferred stock dividends            $  (0.59)       $  (0.72)      $  (1.21)      $  (1.25)

EBITDA (1)                                                $  2,800        $  3,649       $  5,803       $  7,653

Pagers in service at end of period                         395,643         400,800        395,643        400,800

Average revenue per unit ("ARPU")                         $   8.89        $   8.98       $   8.84       $   9.03

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

Results of Operations for the six and three months ended November 30, 2000 and
------------------------------------------------------------------------------
1999
----

     Total revenue: Teletouch's total revenue increased to $28.5 and $14.3
     -------------
million for the six months and three months ended November 30, 2000 from $27.2 and $13.7 million for the six months and three months ended November 30, 1999. This increase is due to increased cellular and two-way radio revenues, partially offset by a decline in paging and messaging revenues. Pagers in service decreased to approximately 395,600 at November 30, 2000 as compared to 400,800 at November 30, 1999, due to a continuing decline in the demand for one-way paging service which was partially offset by the acquisition of approximately 13,000 paging subscribers from Snider on September 1, 2000.

     The negative impact on total revenue of the decrease in pagers in service is compounded by a decrease in average revenue per unit ("ARPU"). The Company was successful in increasing ARPU for the three months ended November 30, 2000 compared to the three months ended August 31, 2000 due to an increase in airtime pricing and certain additional fees. However, ARPU for the six months ended November 30, 2000 was $8.84 as compared to $9.03 for the six months ended November 30, 1999. The decrease in ARPU is primarily due to an increase in the percentage of the Company's subscriber base represented by resellers as well as increased competition in the Company's markets and a decline in demand for paging services. Resellers are businesses that buy airtime at wholesale prices from Teletouch and sell the service to end users. While the wholesale price to a reseller is lower than the price the Company charges to its other customers, a reseller bears the cost of acquiring, billing, collecting and servicing its subscribers. At November 30, 2000 approximately 42% of the Company's subscriber base was represented by resellers as opposed to 38% at November 30, 1999. As competitors continue to pursue its customers in the marketplace, the percentage of its subscriber base represented by resellers increases, and the paging industry fully matures, ARPU is expected to continue to decline. Nevertheless, Teletouch expects that the introduction of new products and services will increase sufficiently to offset any decline in ARPU or paging subscribers and not result in a decrease in total revenue.

     Operating expenses, excluding depreciation and amortization: Operating
     -----------------------------------------------------------
expenses, excluding depreciation and amortization, were $16.3 million, 57% of total revenue, for the first six months of fiscal 2001 as compared to $14.9 million, 55% of total revenue, for the first six months of fiscal 2000; and $7.9 million, 55% of total revenue ($7.6 million, 53% of total revenue, including the $350,000 compensation expense reduction associated with repriced stock options), for the first quarter ended November 30, 2000 as compared to $7.6 million, 55% of total revenue, for the quarter ended November 30, 1999. Costs have increased primarily because of new retail store openings, particularly in the areas of advertising and payroll costs.

     Depreciation and amortization: Depreciation and amortization expense
     -----------------------------
decreased to $5.0 and $2.5 million for the six months and three months ended November 30, 2000, from $7.3 and $3.6 million for the six months and three months ended November 30, 1999. The decrease is due to the expiration of amortization on certain intangible assets that occurred in fiscal year 2000.

     Interest expense: Net interest expense increased to $4.4 and $2.2 million
     ----------------
for the six months and three months ended November 30, 2000 from $3.9 and $2.0 million for the six months and three months ended November 30, 1999. Higher interest rates on the Company's variable-rate debt obligations along with increased interest costs associated with the Junior Subordinated Notes accounted for the increase.

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

     EBITDA:  EBITDA decreased to $5.8 million, 20% of total revenue, for the
     ------
six months ended November 30, 2000 from $7.7 million, 28% of total revenue, for the six months ended November 30, 1999. EBITDA decreased to $2.8 million (excluding the $350,000 compensation expense reduction associated with the repriced options), 20% of total revenue, for the three months ended November 30, 2000 from $3.6 million, 27% of total revenue, for the three months ended November 30, 1999. The decrease in EBITDA in total and as a percentage of total revenue is primarily due to lower margins achieved on product sales as a result of promotional pricing on paging equipment and the continuing decline in ARPU. The decrease in EBITDA is partially due to new retail openings, particularly in the areas of advertising and payroll costs.

FINANCIAL CONDITION

     The Company's credit agreement with a group of lenders, led by Chase Manhattan Bank (the "Credit Agreement") provides for loans in an amount not to exceed $70 million. As of November 30, 2000, $57,727,000 of the Credit Agreement was funded, and approximately $10 million is available for future funding with the consent of the lending parties. Direct costs incurred in connection with obtaining the Credit Agreement of approximately $4.1 million have been deferred and are being amortized, using the effective interest rate method, over the term of the existing loans.

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

     The Credit Agreement also requires the maintenance of specified financial and operating covenants and prohibits any payments on the Junior Subordinated Notes and the payment of dividends. The Credit Agreement was amended as of November 30, 2000, which allowed the Company to meet its financial covenant and principal repayment terms. In addition, lenders under the facility have indicated that they might be willing to amend the Credit Agreement further in future periods. Teletouch's management believes it will be successful in obtaining future amendments as needed. However, if such amendments are not obtained, the Company would probably not be able to meet all of the terms of the Credit Agreement in the near future. Because there can be no assurance that these amendments will be provided and because of the accounting requirements set forth in Emerging Issues Task Force Issue No. 86-30, "Classification of Obligations When a Violation is Waived by the Creditor", Teletouch has temporarily classified the amount outstanding under the Credit Agreement as a current liability as of November 30, 2000.

     As of November 30, 2000 the Company was in compliance with the terms of its Junior Subordinated Note agreement. Based on the terms of the Junior Subordinated Note agreement, if the lender declared the Company not in compliance with the terms of the Credit Agreement, then by definition it would be not in compliance with the terms of the Junior Subordinated Note agreement. Management expects to be able to meet all the terms of the Credit Agreement and Junior Subordinated Note agreement, or, if necessary, obtain future amendments to enable the Company to remain in compliance.

     Teletouch's operations require capital investment to purchase inventory for lease to customers and to acquire paging infrastructure equipment to support the Company's growth. Net capital expenditures, including pagers, amounted to $3.7 million and $4.3 million for the first six months of fiscal years 2001 and 2000, respectively. Teletouch anticipates capital expenditures will decrease slightly in fiscal 2001 as compared to fiscal 2000 as the Company slows its retail expansion and continues to purchase lower cost pager inventory for lease to its customers. Teletouch expects to pay for these expenditures with cash generated from operations.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Company held its annual meeting of stockholders on November 9, 2000, at which two proposals were considered and passed by the stockholders:

     Proposal 1 was "To elect two Class III directors to serve for three years and until their successors have been duly elected and shall qualify." The vote to elect Charles C. Green III as a Class III director was 3,759,807 votes for, 2,716 withhold authority to vote, with 0 votes abstaining. The vote to elect Thomas E. Van Pelt, Jr. as a Class III director was 3,759,807 votes for, 2,716 withhold authority to vote, with 0 votes abstaining.

     Proposal 2 was "To ratify the selection of Ernst & Young LLP as the Company's independent accountants." The vote on Proposal 2 was 3,760,057 votes for, 2,466 votes against, with 0 votes abstaining.


Item 5.  Other Information.

     On September 1, 2000, Teletouch closed an agreement to acquire substantially all of the assets of Snider Communications Corporation ("Snider"), a corporation headquartered in Little Rock, Arkansas, which provides statewide wireless messaging coverage in Arkansas. As part of the purchase, Teletouch acquired approximately 13,000 additional paging subscribers. The total purchase price for Snider was approximately $1.7 million which consisted of 600,000 shares of Teletouch's common stock valued at $1.5 million at June 5,2000, the date of the final asset purchase agreement, and approximately $0.2 million in other cash expenditures related to closing. As a part of the asset purchase transaction, Teletouch agreed to register for resale the 600,000 shares issued to Snider, pursuant to the Securities Act of 1933, as amended. Subsequent to the asset purchase agreement, Snider, pursuant to a plan of liquidation, assigned all of its right, title and interest in and to all of its assets, including the 600,000 Teletouch shares received as a result of the said asset purchase, to Ted
L. Snider, Jr. Ted L. Snider, Jr., the successor-in-interest to Snider, was also the sole member of the Board of Directors of Snider and the sole beneficial owner of Snider's outstanding capital stock at the time of the liquidation transaction. Ted L. Snider, Jr. is the beneficial owner of the shares of Teletouch common stock.. There were 4,298,192 shares of common stock issued and outstanding prior to the issuance of the shares to Snider.

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


                                     TELETOUCH COMMUNICATIONS, INC.
                                     ---------------------------------
                                     (Registrant)



Date: January 12, 2001
                                    /s/J. Richard Carlson
                                    ---------------------
                                    J. Richard Carlson
                                    President
                                    Chief Executive Officer
                                    Chief Operating Officer



Date: January 12, 2001
                                     /s/J. Kernan Crotty
                                    --------------------
                                    J. Kernan Crotty
                                    Executive Vice President
                                    Chief Financial Officer
                                    (Principal Accounting Officer)