Form 10-Q
period 2001-02-28
TELETOUCH COMMUNICATIONS INC
filed 2001-04-18
CIK 928659

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                      ----------------------------------

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended February 28, 2001

                                      OR

            [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____ to ___

                        Commission File Number 1-13436

                        TELETOUCH COMMUNICATIONS, INC.
                      (Name of registrant in its charter)


            Deleware                                    75-2556090
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

         110 N. College, Suite 200, Tyler, Texas 75702  (903) 595-8800
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

Common Stock, $.001 par value - 4,926,189 shares outstanding as of April 9, 2001

                        TELETOUCH COMMUNICATIONS, INC.
                                   FORM 10-Q
                        QUARTER ENDED FEBRUARY 28, 2001



                                                                        Page No.
                                                                        --------

                        Part I.  Financial Information

Item 1.   Financial Statements - Teletouch Communications, Inc. (Unaudited)

          Condensed Consolidated Balance Sheets at
            February 28, 2001 and May 31, 2000                              4

          Condensed Consolidated Statements of Operations -
            Three and Nine Months Ended February 28, 2001 and
            February 29, 2000                                               5

          Condensed Consolidated Statements of Cash Flows -
            Nine Months Ended February 28, 2001 and
            February 29, 2000                                               6

          Notes to Condensed Consolidated Financial Statements              7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              11


                          Part II.  Other Information

Item 1.   Legal Proceedings                                                16

          Signatures                                                       17

                         Part I. Financial Information

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In Thousands, except share data)

     ASSETS                                                                                 February 28, 2001         May 31, 2000
                                                                                           -----------------------------------------
CURRENT ASSETS:                                                                                (Unaudited)
     Cash and cash equivalents.........................................................        $       3,488          $       6,828
     Accounts receivable, net of allowance.............................................                2,180                  2,083
     Inventory.........................................................................                5,358                  5,337
     Deferred income tax assets........................................................                   56                     56
     Note receivable...................................................................                   --                    515
     Investment in securities..........................................................                  159                     --
     Certificates of deposit, restricted as to use.....................................                  100                    750
     Prepaid expenses and other current assets.........................................                1,388                  1,842
                                                                                           -----------------      -----------------
                                                                                                      12,729                 17,411

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
     depreciation of $15,842 in 2001 and $13,633 in 2000...............................               19,142                 19,117

GOODWILL, INTANGIBLES, AND OTHER ASSETS:
     Goodwill..........................................................................               24,892                 24,892
     Subscriber bases..................................................................               29,070                 28,421
     FCC licenses......................................................................               22,212                 22,036
     Non-compete agreements............................................................                  715                    705
     Debt issue costs..................................................................                4,100                  4,100
     Other.............................................................................                  263                    304
     Accumulated amortization..........................................................              (42,143)               (39,293)
                                                                                           -----------------      -----------------
                                                                                                      39,109                 41,165
                                                                                           -----------------      -----------------
                                                                                               $      70,980          $      77,693
                                                                                           =================      =================

   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses.............................................        $       3,280          $       4,796
     Current portion of long-term debt.................................................                  121                  6,608
     Long-term debt reclassified as current............................................               57,521                     --
     Current portion of unearned sale/leaseback profit.................................                  418                    418
     Deferred revenue..................................................................                1,649                  1,593
                                                                                           -----------------      -----------------
                                                                                                      62,989                 13,415

LONG-TERM LIABILITIES:
     Long-term debt, net of current                                                                   20,894                 71,927
     portion...........................................................................
     Unearned sale/leaseback profit, net of current portion............................                2,432                  2,747
                                                                                           -----------------      -----------------
                                                                                                      23,326                 74,674

COMMITMENTS AND CONTINGENCIES                                                                             --                     --
DEFERRED INCOME TAXES                                                                                    972                  1,042
SHAREHOLDERS' EQUITY (DEFICIT):
     Series A cumulative convertible preferred stock, $.001 par value,
     15,000 shares authorized, issued, and outstanding.................................                   --                     --

     Series B convertible preferred stock, $.001 par value, 411,457 shares
     authorized, 87,286 shares issued and outstanding..................................                   --                     --

     Common stock, $.001 par value, 25,000,000 shares authorized,   4,929,789
     shares issued and outstanding ....................................................                    5                      4

     Treasury Stock, 40,100 shares.....................................................                  (39)                    --
     Additional paid-in capital........................................................               26,362                 24,863
     Accumulated                                                                                     (42,509)               (36,305)
     deficit...........................................................................
     Other comprehensive income........................................................                 (126)                    --
                                                                                           -----------------      -----------------
                                                                                                     (16,307)               (11,438)
                                                                                           -----------------      -----------------
                                                                                               $      70,980          $      77,693
                                                                                           =================      =================

     See Accompanying Notes to Condensed Consolidated Financial Statements

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In Thousands, except shares and per share amounts)
                                  (Unaudited)

                                                                  Three Months Ended               Nine Months Ended
                                                                  February 28 and 29,             February 28 and 29,
                                                               --------------------------      --------------------------
                                                                  2001            2000            2001            2000
                                                               ----------      ----------      ----------      ----------

Service, rent, and maintenance revenue.....................    $   10,636      $   11,383      $   33,064      $   33,662
Product sales revenue......................................         4,037           3,011          10,101           7,897
                                                               ----------      ----------      ----------      ----------
   Total revenues..........................................        14,673          14,394          43,165          41,559
Net book value of products sold............................        (3,707)         (2,893)        (10,093)         (7,511)
                                                               ----------      ----------      ----------      ----------
                                                                   10,966          11,501          33,072          34,048

Costs and expenses:
     Operating.............................................         4,389           3,641          12,297          10,769
     Selling...............................................         2,248           2,191           6,902           6,076
     General and administrative............................         2,021           1,776           5,762           5,657
     Depreciation and amortization.........................         2,626           3,122           7,618          10,415
                                                               ----------      ----------      ----------      ----------
Total costs and expenses                                           11,284          10,730          32,579          32,917
                                                               ----------      ----------      ----------      ----------

Operating income...........................................          (318)            771             493           1,131

Gain on sale of assets.....................................            --              --               5             117

Interest expense, net......................................        (2,250)         (2,066)         (6,701)         (5,993)
                                                               ----------      ----------      ----------      ----------


Net loss...................................................        (2,568)         (1,295)         (6,203)         (4,745)

Preferred stock dividends..................................        (1,093)           (969)         (3,170)         (2,820)
                                                               ----------      ----------      ----------      ----------

Loss applicable to common stock............................        (3,661)         (2,264)         (9,373)         (7,565)
                                                               ==========      ==========      ==========      ==========



Loss per share.............................................    $    (0.74)     $    (0.53)     $    (2.01)     $    (1.76)
                                                               ==========      ==========      ==========      ==========

Weighted average shares outstanding........................     4,922,490       4,298,130       4,667,441       4,298,130
                                                               ==========      ==========      ==========      ==========


     See Accompanying Notes to Condensed Consolidated Financial Statements

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (Unaudited)

                                                                                                     Nine Months Ended
                                                                                                    February 28 and 29,
                                                                                            ------------------------------------
                                                                                               2001                     2000
                                                                                            -----------              -----------
Operating Activities:
     Net loss.....................................................................          $   (6,203)              $   (4,745)
     Adjustments to reconcile net loss to net cash
     provided by operating
     activities:
     Depreciation and amortization................................................               7,618                   10,415
     Non cash interest expense....................................................               2,637                    2,424
     Provision for inventory impairment...........................................                  87                       --
     Provision for losses on accounts receivable..................................               1,305                    1,017
     Gain on sale of assets.......................................................                  (5)                    (117)
     Amortization of unearned sale/leaseback profit...............................                (315)                    (304)
     Changes in operating assets and liabilities:
     Accounts receivable, net.....................................................              (1,401)                  (1,201)
     Inventories..................................................................               1,034                     (219)
     Prepaid expenses and other assets............................................                 379                     (325)
     Accounts payable and accrued expenses........................................              (1,516)                  (1,036)
     Deferred  revenue............................................................                 (59)                     249
                                                                                            -----------              -----------

Net cash provided by operating activities                                                        3,561                    6,158

Investing Activities:
     Capital expenditures, including pagers.......................................              (5,158)                  (6,086)
     Redemption (Purchase) of certificates of deposit.............................                 650                     (750)
     Acquisitions, net of cash acquired...........................................                (104)                      --
     Deferred costs associated with acquisitions..................................                  --                      (15)
     Net proceeds from sale of assets.............................................                  54                      246
                                                                                            -----------              -----------

Net cash used for investing activities                                                          (4,558)                  (6,605)

Financing Activities:
     Purchase of treasure stock...................................................                 (39)                      --
     Payments on long-term debt...................................................              (2,304)                    (250)
     Net proceeds from preferred stock and
     common stock warrants........................................................                  --                       47
                                                                                            -----------              -----------

Net cash used for financing activities                                                          (2,343)                    (203)

Net decrease in cash and cash equivalents.........................................              (3,340)                    (650)
Cash and cash equivalents at beginning of period..................................               6,828                    5,787
                                                                                            -----------              -----------

Cash and cash equivalents at end of period........................................          $    3,488               $    5,137
                                                                                            ===========              ===========

Supplemental disclosure of non cash activities:
-----------------------------------------------
  Issuance of common stock related to acquisition                                           $    1,500                       --


     See Accompanying Notes to Condensed Consolidated Financial Statements

                        TELETOUCH COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

     The unaudited condensed consolidated financial statements of Teletouch Communications, Inc., and its subsidiaries ("Teletouch" or the "Company") for the periods ended February 28, 2001 and February 29, 2000 have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Company were disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended May 31, 2000. The balance sheet at May 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain the material adjustments necessary to present fairly the financial position of the Company and the results of its operations and cash flows for the periods ended February 28, 2001 and February 29, 2000. All such adjustments are of a normal recurring nature. Interim period results are not necessarily indicative of the results to be achieved for the full year.

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

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The guidance is effective for the Company in the fourth quarter of fiscal 2001. Teletouch does not expect SAB No. 101 to have a material impact on its financial position or results of operations.

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

NOTE C - LONG-TERM DEBT

Long-term debt consists of the following (in thousands):        February 28,          May 31,
                                                                    2001                2000
                                                                    ----                ----
     Notes payable........................................       $57,521             $59,750
     Junior subordinated notes............................        20,894              18,589
     Other                                                           121                 196
                                                                 -------             -------
                                                                  78,536              78,535
     Less current portion.................................           121               6,608
     Less portion reclassified as current debt............        57,521                  --
                                                                 -------             -------
                                                                 $20,894             $71,927
                                                                 =======             =======

Notes Payable: The Company's credit agreement with a group of lenders, led by Chase Manhattan Bank (the "Credit Agreement") provides for loans in an amount not to exceed $70 million. As of February 28, 2001, $57.5 million of the Credit Agreement was funded, and approximately $10 million is available for future funding with the consent of the lending parties. Direct costs incurred in connection with obtaining the Credit Agreement of approximately $4.1 million have been deferred and are being amortized, using the effective interest rate method, over the term of the existing loans.

     The Credit Agreement bears interest, at the Company's designation, at a floating rate of the prime rate plus 1% to 2% or LIBOR plus 2% to 3%. These rates vary depending on the leverage ratio of the Company. The Credit Agreement is secured by substantially all of the assets of Teletouch and its subsidiaries. Borrowings under the Credit Agreement require the principal be repaid in quarterly installments through November 2005.

                        TELETOUCH COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     The Credit Agreement also requires the maintenance of specified financial and operating covenants and prohibits any payments on the Junior Subordinated Notes and the payment of dividends. The Credit Agreement was amended as of February 28, 2001, which allowed the Company to meet its financial covenant and principal repayment terms. Pursuant to this amendment, the Company is pursuing a recapitalization of its debt and certain equity securities. In addition, lenders under the facility have indicated that they might be willing to amend the Credit Agreement further in future periods. Although the Company's management believes it will be successful in obtaining future amendments to the Credit Agreement on an "as needed" basis, there can be no assurance that such amendments will be granted. In the event that such amendments cannot be obtained, it is possible that the Company may be unable to comply with the terms of the Credit Agreement, and such inability could result in the acceleration of the payment schedule and the possibility that the Company would be unable to meet its repayment obligations, causing the Company to seek protection from creditors. Because there can be no assurance that these amendments will be provided and because of the accounting requirements set forth in Emerging Issues Task Force Issue No. 86-30, "Classification of Obligations When a Violation is Waived by the Creditor" Teletouch has temporarily classified the amount outstanding under the Credit Agreement as a current liability as of February 28, 2001.

     As of February 28, 2001 the Company was in compliance with the terms of its Junior Subordinated Note agreement. Based on the terms of the Junior Subordinated Note agreement, if the lender declared the Company not in compliance with the terms of the Credit Agreement, then by definition it would not be in compliance with the terms of the Junior Subordinated Note agreement. Management expects to be able to meet all the terms of the Credit Agreement and Junior Subordinated Note agreement, or, if necessary, obtain future amendments to enable the Company to remain in compliance.

NOTE D - STOCK OPTIONS

     In December 1999, the Company reduced the exercise price of all outstanding employee and director owned stock options to $0.87, which was equal to the average of the closing price of the Company's common stock for the 20-trading days prior to December 1, 1999. For the quarter ended February 28, 2001, based on the market value of Teletouch's common stock and in accordance with the recently issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" no compensation expense was recorded. Additional compensation expense may be recorded in future periods based on fluctuations in the market value of the Company's common stock.

NOTE E - NOTE RECEIVABLE

     At May 31, 2000, the Company had a note receivable of $515,000 from a supplier. In June 2000 the note was exchanged for 150,000 shares of common stock of the supplier, which was recorded at fair market value on the date of conversion, and certain other assets. There was no gain or loss associated with this transaction. The 150,000 shares of common stock received in the exchange are being accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" As such, changes in market value of the stock are recorded in other comprehensive income.

                        TELETOUCH COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE F - COMPREHENSIVE INCOME

     Total comprehensive income for the three and nine months ended February 28, 2001 and February 29, 2000 was a loss of $2,562,000 and $6,329,000 for fiscal 2001, and $1,295,000 and $4,745,000 for fiscal 2000, respectively. The difference between comprehensive income and net loss for periods ended February 28, 2001 was related to unrealized gains and losses on marketable equity securities that are classified as available for sale.

NOTE G - ACQUISITIONS

     On September 1, 2000, Teletouch acquired substantially all of the assets of Snider Communications Corporation ("Snider"), a corporation headquartered in Little Rock, Arkansas, which provides statewide wireless messaging coverage in Arkansas. As part of the purchase, Teletouch acquired approximately 13,000 additional paging subscribers. The total purchase price for Snider was approximately $1.7 million which consisted of 600,000 shares of Teletouch's common stock valued at $1.5 million and approximately $0.2 million in other cash expenditures related to closing. The acquisition was accounted for using the purchase method of accounting and the total purchase price was allocated as follows: $1,000,000 to property, plant and equipment, $650,000 to subscriber bases, $150,000 to FCC licenses, $10,000 to a non-compete agreement, $7,000 to inventory, and $115,000 to certain liabilities. The results of operations of the acquisition, which are immaterial to the consolidated operations, are included with that of the Company from the date of closing.

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

     Teletouch is a leading provider of wireless telecommunications services, primarily paging services, in non-major metropolitan areas and communities in the southeast United States. As of February 28, 2001 the Company had approximately 379,500 pagers in service which included pagers in service acquired from Snider. The Company derives the majority of its revenues from fixed periodic fees, not dependent on usage, charged to subscribers for paging services. As long as a subscriber remains on service, operating results benefit from the recurring payments of the fixed periodic fees without incurring additional selling expenses or other fixed costs. A high level of customer attrition is common in the paging industry and Teletouch must be able to replace terminating paging subscribers and attract additional wireless subscribers to maintain operating margins. During recent months, customer attrition ("churn") has increased resulting in a decline in the number of pagers in service. Teletouch expects that net paging subscriber additions will continue to decline slightly in future quarters as the demand for one-way paging continues to decline. Teletouch is implementing customer retention programs and expanding its existing product lines to minimize the impact of the level of customer attrition. The sales and marketing expenses and other costs associated with attracting new subscribers are substantial and there is no guarantee that our future efforts in this area will improve subscriber growth and retention.

     In December 1998, Teletouch launched its own brand of prepaid cellular service and began offering PCS and traditional cellular service as an agent for other cellular carriers. At February 28, 2001, the Company was offering some type of cellular service in all of its markets. Teletouch also began offering prepaid long distance cards as well as two-way paging services and Internet-based messaging utilizing WebLink Wireless, Inc.'s nationwide network in the last quarter of fiscal year 2000. The two-way paging and Internet-based messaging services are offered to the Company's customers pursuant to a five-year agreement with WebLink Wireless, Inc. The Company monitors new product offerings and the expansion of existing products and services to ensure those products and services are meeting its customers' needs.

RESULTS OF OPERATIONS

     The following table presents certain items from the Company's condensed consolidated statements of operations and certain other information for the periods indicated.

                                                             Three Months Ended           Nine Months Ended
                                                             February 28 and 29,          February 28 and 29,
                                                             -------------------          -------------------

                                                              2001          2000          2001          2000
                                                              ----          ----          ----          ----

                                (in thousands, except pagers, ARPU and per share amounts)
Service, rent and maintenance revenue                     $ 10,636       $ 11,383       $ 33,064       $ 33,662
Product sales revenue                                        4,037          3,011         10,101          7,897
                                                          --------       --------       --------       --------
     Total revenues                                         14,673         14,394         43,165         41,559
Net book value of products sold                             (3,707)        (2,893)       (10,093)        (7,511)
                                                          --------       --------       --------       --------
                                                          $ 10,966       $ 11,501       $ 33,072       $ 34,048

Operating expenses                                        $ 11,284       $ 10,730       $ 32,579       $ 32,917

Operating income                                          $   (318)      $    771       $    493       $  1,131

Net loss before preferred stock dividends                 $ (2,568)      $ (1,295)      $ (6,203)      $ (4,745)

Net loss                                                  $ (3,661)      $ (2,264)      $ (9,373)      $ (7,565)

Loss per share after preferred stock dividends            $  (0.74)      $  (0.53)      $  (2.01)      $  (1.76)

EBITDA (1) (2)                                            $  2,881       $  3,893       $  8,684       $ 11,546

Pagers in service at end of period                         379,515        414,600        379,515        414,600

Average revenue per unit ("ARPU")                         $   8.79       $   9.10       $   8.83       $   9.04

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

(2) In January 2001, Teletouch restructured certain retail operations and product lines, resulting in non-recurring costs that have been included in operating expenses and net book value of products sold. The EBITDA shown above for fiscal 2001 excludes the $573,000 of non-recurring costs associated with these activities, consisting primarily of severance expenses, lease payments for unoccupied space and impairment of cellular phone inventory.

Results of Operations for the six and three months ended February 28 and 29,
----------------------------------------------------------------------------
2001 and 2000
-------------

     Total revenue: Teletouch's total revenue increased to $43.2 and $14.7 million for the nine months and three months ended February 28, 2001 from $41.6 and $14.4 million for the nine months and three months ended February 29, 2000. This increase is due to increased cellular and two-way radio revenues, partially offset by a decline in paging and messaging revenues. Pagers in service decreased to approximately 379,500 at February 28, 2001 as compared to 414,600 at February 29, 2000, due to a continuing decline in the demand for one-way paging service which was partially offset by the acquisition of approximately 13,000 paging subscribers from Snider on September 1, 2000.

     The negative impact on total revenue of the decrease in pagers in service is compounded by a decrease in average revenue per unit ("ARPU"). ARPU for the nine months ended February 28, 2001 was $8.83 as compared to $9.04 for the nine months ended February 29, 2000. The decrease in ARPU is primarily due to an increase in the percentage of the Company's subscriber base represented by resellers as well as increased competition in the Company's markets and a decline in demand for paging services. Resellers are businesses that buy airtime at wholesale prices from Teletouch and sell the service to end users. While the wholesale price to a reseller is lower than the price the Company charges to its other customers, a reseller bears the cost of acquiring, billing, collecting and servicing its subscribers. At February 28, 2001 approximately 44% of the Company's subscriber base was represented by resellers as opposed to 40% at February 29, 2000. As competitors continue to pursue its customers in the marketplace, the percentage of the Company's subscriber base represented by resellers increases, and the paging industry fully matures, ARPU is expected to continue to decline. Nevertheless, Teletouch expects that the introduction of new products and services will increase sufficiently to offset any decline in ARPU or paging subscribers and not result in a decrease in total revenue.

     Operating expenses, excluding depreciation and amortization: Operating expenses, excluding depreciation and amortization, were $25.0 million, 58% of total revenue, for the first nine months of fiscal 2001 as compared to $22.5 million, 54% of total revenue, for the first nine months of fiscal 2000; and $8.7 million, 59% of total revenue, for the third quarter ended February 28, 2001 as compared to $7.6 million, 53% of total revenue, for the quarter ended February 29, 2000. Costs have increased primarily because of non-recurring charges associated with retail store closings, particularly in the areas of lease and payroll costs.

     Depreciation and amortization: Depreciation and amortization expense decreased to $7.6 and $2.6 million for the nine months and three months ended February 28, 2001, from $10.4 and $3.1 million for the nine months and three months ended February 29, 2000. The decrease is due to the expiration of amortization on certain intangible assets that occurred in fiscal year 2000, partially offset by an increase in depreciation related to assets acquired from Snider.

     Interest expense: Net interest expense increased to $6.7 and $2.3 million for the nine months and three months ended February 28, 2001 from $6.0 and $2.1 million for the nine months and three months ended February 29, 2000. Higher interest rates on the Company's variable-rate debt obligations along with increased interest costs associated with the Junior Subordinated Notes accounted for the increase.

     Income tax benefit: For fiscal year 2001, the Company estimates the effective tax benefit rate will be 0%. A valuation allowance has been recorded against deferred tax assets which are not likely to be realized. Specifically, Teletouch's income tax carryforwards expire at specific future dates and utilization of certain carryforwards is limited to specific amounts each year. However, due to the uncertain nature of their ultimate realization, the Company has established a valuation allowance against these carryforward benefits and will recognize benefits only as reassessment demonstrates they are realizable. Realization is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of the Company's income tax expense.

     EBITDA: EBITDA decreased to $8.7 million, 20% of total revenue, for the nine months ended February 28, 2001 from $11.5 million, 28% of total revenue, for the nine months ended February 29, 2000. EBITDA decreased to $2.9 million, 20% of total revenue, for the three months ended February 28, 2001 from $3.9 million, 27% of total revenue, for the three months ended February 29, 2000. The decrease in EBITDA in total and as a percentage of total revenue is due to the continuing decline in ARPU and number of pagers in service.

FINANCIAL CONDITION

     The Company's credit agreement with a group of lenders led by Chase Manhattan Bank (the "Credit Agreement") provides for loans in an amount not to exceed $70 million. As of February 28, 2001, $57.5 million of the Credit Agreement was funded, and approximately $10 million is available for future funding with the consent of the lending parties. Direct costs incurred in connection with obtaining the Credit Agreement of approximately $4.1 million have been deferred and are being amortized, using the effective interest rate method, over the term of the existing loans.

     The Credit Agreement bears interest, at the Company's designation, at a floating rate of the prime rate plus 1% to 2% or LIBOR plus 2% to 3%. These rates vary depending on the leverage ratio of the Company. The Credit Agreement is secured by substantially all of the assets of Teletouch and its subsidiaries. Borrowings under the Credit Agreement require the principal be repaid in quarterly installments through November 2005.

     The Credit Agreement also requires the maintenance of specified financial and operating covenants and prohibits any payments on the Junior Subordinated Notes and the payment of dividends. The Credit Agreement was amended as of February 28, 2001, which allowed the Company to meet its financial covenant and principal repayment terms. Pursuant to this amendment, the Company is pursuing a recapitalization of its debt and certain equity securities. In addition, lenders under the facility have indicated that they might be willing to amend the Credit Agreement further in future periods. Although the Company's management believes it will be successful in obtaining future amendments to the Credit Agreement on an "as needed" basis, there can be no assurance that such amendments will be granted. In the event that such amendments cannot be obtained, it is possible that the Company may be unable to comply with the terms of the Credit Agreement, and such inability could result in the acceleration of the payment schedule and the possibility that the Company would be unable to meet its repayment obligations, causing the Company to seek protection from creditors. Because there can be no assurance that these amendments will be provided and because of the accounting requirements set forth in Emerging Issues Task Force Issue No. 86-30, "Classification of Obligations When a Violation is Waived by the Creditor" Teletouch has temporarily classified the amount outstanding under the Credit Agreement as a current liability as of February 28, 2001.

     As of February 28, 2001 the Company was in compliance with the terms of its Junior Subordinated Note agreement. Based on the terms of the Junior Subordinated Note agreement, if the lender declared the Company not in compliance with the terms of the Credit Agreement, then by definition it would not be in compliance with the terms of the Junior Subordinated Note agreement. Management expects to be able to meet all the terms of the Credit Agreement and Junior Subordinated Note agreement, or, if necessary, obtain future amendments to enable the Company to remain in compliance.

     Teletouch's operations require capital investment to purchase inventory for lease to customers and to acquire paging infrastructure equipment to support the Company's growth. Net capital expenditures, including pagers, amounted to $5.2 million and $6.1 million for the first nine months of fiscal years 2001 and 2000, respectively. Teletouch anticipates capital expenditures will decrease slightly in fiscal 2001 as compared to fiscal 2000 as the Company slows its retail expansion and continues to purchase lower cost pager inventory for lease to its customers. Teletouch expects to pay for these expenditures with cash generated from operations.

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

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The guidance is effective for the Company in the fourth quarter of fiscal 2001. Teletouch does not expect SAB No. 101 to have a material impact on its financial position or results of operations.

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


                                       TELETOUCH COMMUNICATIONS, INC.
                                       ----------------------------------------
                                       (Registrant)


Date: April 18, 2001
                                       /s/ J. Richard Carlson
                                       ----------------------------------------
                                       J. Richard Carlson
                                       President
                                       Chief Executive Officer
                                       Chief Operating Officer


Date: April 18, 2001
                                       /s/ J. Kernan Crotty
                                       ----------------------------------------
                                       J. Kernan Crotty
                                       Executive Vice President
                                       Chief Financial Officer
                                       (Principal Accounting Officer)