Form 10-K
period 2001-05-31
TELETOUCH COMMUNICATIONS INC
filed 2001-08-29
CIK 928659

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                           ------------------------
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED: MAY 31, 2001
                                               ------------

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

         110 N. College, Suite 200, Tyler, Texas 75702 (903) 595-8800
         (Address and telephone number of principal executive offices)
                           ------------------------

Securities registered pursuant to Section 12(b) of the Exchange Act: Common Stock, $0.001 par value, listed on the American Stock Exchange.

Securities registered pursuant to Section 12(g) of the Exchange Act: None.

     Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of July 26, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on that date, was approximately $894,868. As of July 26, 2001, the registrant had outstanding 4,926,210 shares of Common Stock, 15,000 shares of Series A Preferred Stock, and 86,025 shares of Series B Preferred Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders of the registrant to be held on November 8, 2001 are incorporated by reference into Part III.

                              INDEX TO FORM 10-K
                                      of
                        TELETOUCH COMMUNICATIONS, INC.

                                                                                                             PAGE NO.
                                                                                                             --------
PART I      ..............................................................................................      1
   Item 1.     Business...................................................................................      1
   Item 2.     Description of Property....................................................................      7
   Item 3.     Legal Proceedings..........................................................................      8
   Item 4.     Submission of Matters to a Vote of Security Holders........................................      8

PART II     ..............................................................................................      8
   Item 5.     Market for Registrant's Common Equity and Related Shareholder Matters......................      8
   Item 6.     Selected Financial Data....................................................................      9
   Item 7.     Management's Discussion and Analysis of Results of Operations and Financial Condition .....     10
   Item 7a.    Quantitative and Qualitative Disclosures about Market Risk.................................     14
   Item 8.     Financial Statement and Supplementary Data.................................................     14
   Item 9.     Changes In and Disagreements with Accountants On Accounting and Financial Disclosure ......     14

PART III    ..............................................................................................     14
   Item 10.    Directors and Executive Officers of the Registrant.........................................     14
   Item 11.    Executive Compensation.....................................................................     14
   Item 12.    Security Ownership of Certain Beneficial Owners and Management.............................     15
   Item 13.    Certain Relationships and Related Transactions.............................................     15

PART IV     ..............................................................................................     15
   Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................     15

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

     Teletouch provides telecommunications services in non-major metropolitan areas and communities. Currently the Company provides services in Alabama, Arkansas, Louisiana, Mississippi, Missouri, Oklahoma, Texas, Tennessee and Florida. The Company has 61 sales offices in those states. Through inter-carrier arrangements, Teletouch also provides nationwide and expanded regional coverage.

     Teletouch has experienced a substantial decline in the paging business over the last year which is partially offset by the growth in other communications services offered. At May 31, 2001 the Company had approximately 354,700 pagers in service as compared to approximately 411,700 and 394,200 at May 31, 2000 and 1999, respectively. For fiscal year 2001 the Company had total revenues of $56.3 million as compared to $56.6 million and $51.1 million in fiscal years 2000 and 1999, respectively.

     Teletouch's primary focus has been on pursuing a recapitalization of its debt and certain equity securities. The Company is currently unable to comply with the terms of its Credit Agreement which could allow the lender to terminate the commitment and declare the borrowings totaling $57.3 million due and payable. Further, due to the inability to comply with the terms of the Credit Agreement the lenders of the Junior Subordinated Notes could declare these borrowings of $23.3 million to be due and payable. These events would result in the Company's inability to meet the repayment obligations, causing the Company to seek protection from creditors. The Company's management believes it will be successful in recapitalizing its debt and certain equity securities and continues to follow its overall business strategy of minimizing the level of customer attrition while continuing to add new products within all of its distribution channels to minimize the impact of the loss in recurring revenues from its paging subscribers. While the Company continues to have discussions with the lenders, no assurances can be given that the Company will be able to negotiate satisfactory terms. The Company's management believes that it will be successful in recapitalizing its debt and certain equity securities which will help generate sufficient future cash flows to meet the Company's capital needs. If the Company is successful in recapitalizing its debt and certain equity securities, it would consider acquisitions of paging companies that cover larger metropolitan areas provided that those companies also service markets that are strategically located near the Company's existing markets. Teletouch believes its current markets continue to offer significant growth potential for other wireless services. During the next two years, the Company intends to focus most of its efforts on developing its existing sales offices and broadening its range of products sold. By reducing overhead costs and focusing on customer service, the Company believes that it can minimize the impact on operating margins while it develops additional products and services with recurring revenue streams to replace the losses from paging service revenue. Additionally, if the opportunity to acquire other regional paging companies arises, the Company believes it can achieve better operating results than those achieved by the businesses separately by consolidating administrative functions, taking advantage of economies of scale, and sharing common frequencies to offer existing customers a wider area of paging coverage.

Paging Industry Background

     In 1949 the Federal Communications Commission ("FCC") allocated a group of radio frequencies for use in providing one-way and two-way mobile communications services, effectively creating the paging industry. Since 1949, the paging industry has been characterized by consolidation, substantial growth, and technological change. In the early years, the paging industry was highly fragmented, with a large number of small, local operators. Many of the firms that entered the paging business during the first two decades of the industry did so as a complement to their existing telephone answering service or two-way radio communications sales and service businesses. The industry grew slowly as the quality and reliability of equipment gradually improved and consumers began to perceive the benefits of mobile communications. Further improvements in equipment reliability and cost-effective technological innovations accelerated the use of paging services in the 1970s.

     Some of the paging industry's most significant technological developments occurred in the 1980s. The digital display (numeric) pager was introduced and quickly replaced tone and voice pagers as the most popular paging product. In 1982, the FCC allocated additional frequencies which expanded coverage areas and introduced competition into the market. More significant technological developments occurred in the 1990s, including the advent of two-way paging capabilities that do not require the use of traditional or cellular telephones to return a page and cellular telephones that incorporate paging capability.

     Although the one-way paging industry's growth rate is difficult to determine precisely, sources estimate that pagers in service grew at an annual rate of between 20% and 30% for much of the early 1990s. At the end of 1996, approximately 42 million pagers were in service in the United States and approximately 6 million net new subscribers were added during 1997, resulting in a growth rate of a much lower 14%. Since 1997 growth rates have declined and are currently flat to slightly negative. Growth rates in the one-way paging industry are expected to decline further as the number of pagers in service continues to decline. Factors contributing to the paging industry's negative growth include:
(i) expanding coverage of other mobile communications networks; (ii) an increased consumer demand for products capable of two-way mobile communications;
(iii) the rapidly declining costs of other mobile communications services such as cellular telephone service; and (iv) technological advances in cellular equipment and services.

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

The Company's Products and Markets

     Paging Operations

     Teletouch's paging network provides a one-way communications link to its subscribers within a specified coverage area. Each subscriber is assigned a distinct telephone number or personal identification number that a caller dials to activate the subscriber's pager. When one of the Company's paging terminals receives a telephone call for a subscriber, a radio signal is transmitted to the subscriber's pager that then causes the pager to emit a tone, a vibration, or a voice signal to alert the subscriber. Depending on the type of pager used, the subscriber may respond directly to the caller using information displayed on the pager or by calling a designated location or voice mail system to retrieve the message. The advantage of paging over conventional telephone service is that a pager's reception is not restricted to a single location. The advantage over cellular telephones is that pagers are smaller, have a longer battery life, and are substantially less expensive to use. Pagers may also be used in areas where cellular telephone use is prohibited, such as hospitals, due to interference with sensitive monitoring equipment. Some cellular subscribers use a pager along with their cellular telephone to screen incoming calls and to lower the expense of their cellular telephone service.

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

     In March 2000, Teletouch signed a five-year agreement to market two-way paging services through WebLink Wireless, Inc.'s nationwide network. This agreement provides the Company with a broad suite of advanced messaging services, such as Internet-based messaging and the transmission of two-way wireless data to market to its customers.

     Teletouch also offers its paging subscribers voice mail messaging and Smartpager(R) services. When a subscriber uses voice mail in conjunction with paging service and a caller leaves the subscriber a recorded message, the subscriber is automatically paged. Voice mail employs sophisticated computer technology that allows a subscriber to retrieve digitally recorded voice messages 24 hours a day from any location by accessing the voice mail system using a touch-tone telephone. The Company's voice mail systems provide complete message privacy, allow for personalized message greetings, and enable voice messages to be sent to a large group of people simultaneously.

     Teletouch's Smartpager(R) service allows individuals to send an alphanumeric page to a subscriber without any special software or equipment. Subscribers are assigned a toll free number to give to friends, family, and associates who can then call and leave messages with a Teletouch operator. Operators, available 24 hours a day, immediately transmit these messages to subscribers.

     Paging companies traditionally distributed their services through direct marketing and sales activities. In recent years additional distribution channels evolved including: (i) carrier-operated stores; (ii) resellers, who purchase paging services on a wholesale basis from carriers and resell those services on a retail basis to their own customers; (iii) agents who solicit customers for carriers and are compensated on a commission basis; and (iv) retail outlets that often sell a variety of merchandise, including pagers and other telecommunications equipment. Historically, most paging subscribers were business users. However, pager use among retail consumers has increased significantly in recent years. Increasingly, paging subscribers choose to purchase rather than lease their pagers as equipment costs have decline. The Company expects such trends to continue.

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

     Teletouch's sales strategy is to concentrate on business accounts and on individuals who value continuity, quality, and personal service. Historically, the Company leased pagers to a large percent of its business accounts. As the price of pagers declined, the Company has increasingly emphasized pager sales over rentals. Teletouch offers its subscribers a high level of technical support and provides a full range of dependable communications devices and services.

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

     Cellular Operations

     In December 1998, Teletouch launched its own brand of prepaid cellular telephone service, utilizing the resale of telecommunication service which it buys at wholesale prices. The company also offers PCS cellular service as an agent for other PCS carriers, including AT&T Wireless Services Inc., Cingular Wireless, Verizon Communications Inc., Sprint Corporation and Voicestream Wireless Corporation in all of its markets. In May 2001, the Company decided to discontinue sales of its own brand of prepaid cellular service and transition all customers to alternative celluar service under one of the Company's existing agent agreements by January 2002. At year-end the Company continued to offer its prepaid cellular service in 37 of its stores and PCS service in all of its sales offices. In April 2000, Teletouch became an agent for Leap Wireless International Inc. ("Cricket Communications"), a company that provides unlimited local wireless service for a flat monthly fee. Cricket currently offers its service in several major metropolitan areas in Tennessee, Arkansas and Oklahoma and plans to offer the service in other markets in which Teletouch has retail locations.

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

     On March 29, 2000, Teletouch acquired Eastex Communications, Inc., a privately held company headquartered in Nacogdoches, Texas. Eastex is also an authorized Motorola two-way radio dealer and provides two-way radio services in Nacogdoches, Lufkin, Livingston, and Huntsville, Texas.

     The acquisition of Eastex will allow Teletouch to launch 450 MHz Logic Trunked Radio ("LTR") Passport-enabled service, a "Nextel-type" radio service, in eastern Texas. Shortly before acquiring Eastex, Teletouch launched this service in its Tyler and Longview markets.

     LTR radio service is licensed for the 450 MHz spectrum and includes voice, data, and voice mail capabilities. The LTR Passport-enabled service includes "follow-me-roaming" features that are similar to the automatic handoff of radio signals characteristic of cellular radio systems. The market for LTR radio service includes customers desiring an upgrade in features and extended roaming compared with traditional two-way radio service. LTR radio service is also a cost-efficient communications alternative to cellular telephones since LTR service is based on a fixed monthly fee per-radio versus per-minute cellular charges.

Financial Information about Industry Segments

     Teletouch operates in the wireless telecommunications industry, providing paging and messaging, cellular, and two-way radio services to a diversified customer base. Teletouch's cellular and two-way radio operations represent less than 10% individually and in the aggregate of operating income and assets of the Company. Cellular and two-way radio operations represent approximately 18% in the aggregate of the Company's revenue. Cellular and two-way revenues for fiscal 2001 were $6.6 million and $3.7 million, respectively. The Company had no foreign operations.

Sources of System Equipment and Inventory

     Teletouch does not manufacture its paging network equipment, including but not limited to antennas, transmitters, and paging terminals, nor does it manufacture any of the pagers, cellular telephones, or two-way radios it sells or leases. This equipment is available for purchase from multiple sources, and the Company anticipates that such equipment will continue to be available in the foreseeable future, consistent with normal manufacturing and delivery lead times. Because of the high degree of compatibility among different models of transmitters, computers and other paging and voice mail equipment manufactured by its suppliers, Teletouch's paging network is not dependent upon any single source of such equipment. The Company currently purchases pagers and transmitters from several competing sources. Until this year, the Company purchased its paging terminals from Glenayre Technologies Inc., a leading manufacturer of mobile communications equipment. During the year, Glenayre announced that it would discontinue manufacturing paging terminals but would continue to provide technical support for the foreseeable future. Teletouch does not anticipate that the decision by Glenayre will impact its operations as such terminal equipment is readily available in the used market. Cellular telephones and two-way radios are available from several sources.

     Teletouch continually evaluates potential products to offer in its sales offices since those offices primarily target the consumer market, and consumers have consistently requested other telecommunication products in addition to paging, voice mail, and cellular services. Services such as internet access, local telephone service, printing services and security services are currently being investigated. Teletouch plans to continue introducing new products and services to its customers as viable ones are identified.

Competition

     Competition for subscribers is based primarily on the price and quality of services offered and the geographic area covered. Teletouch has one or more direct competitors in all its markets, some of which have greater financial resources than Teletouch. The Company believes, however, that the price and quality of its services and its geographic coverage areas within its markets compare favorably with those of its competitors.

     Although some competitors are small, privately owned companies serving only one market area, others are subsidiaries or divisions of larger companies, such as telephone companies, which provide paging and other telecommunications services in multiple market areas. Among the Company's competitors are Arch Wireless Inc, Metrocall Inc., and Cingular Wireless.

     Companies offering wireless two-way communications services, including 800 MHz cellular service, 1900 MHz wireless personal communications service ("PCS"), and specialized mobile radio services ("SMR"), continues to compete with Teletouch's paging services. Cellular and PCS services are generally more expensive than paging services. Where price is a consideration or access to fixed wire communications (such as ordinary telephones) is available, paging can compete successfully with or be an adjunct to cellular and PCS systems. However, the price of cellular and PCS services continue to decline and are quickly approaching the higher end pricing on some paging services. Therefore, the Company has aggressively partnered with cellular and PCS providers and continues to work to develop services that will sustain the Company in this competitive environment. Future technological advances and associated regulatory changes in the industry could also result in new products and services that would either put Teletouch at a competitive advantage or disadvantage with other companies. If the pricing on cellular and PCS services continues to decline, the viability of the paging industry in general and of the Company in particular could be adversely affected.

Patents and Trademarks

     In fiscal year 1999, Teletouch registered the trademark for its Smartpager(R) service, a service that allows individuals to send an alphanumeric page to a subscriber without any special software or equipment. The Company considers this registered trademark to be beneficial and will consider registering trademarks or service marks for future services it may provide.

Regulation

     The FCC regulates Teletouch's paging operations under the Communications Act of 1934, as amended (the "Communications Act"), by granting the Company licenses to use radio frequencies. These licenses also set forth the technical parameters, such as location, maximum power, and antenna height, under which the Company is permitted to use those frequencies.

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

     The FCC also adopted rules that license paging channels in the UHF and VHF bands, as well as in the 929 and 931 MHz bands, on a geographic area basis. These geographic area licenses are awarded through public auctions. The 929 and 931 MHz bands were auctioned in February 2000. The Company acquired 32 licenses in the 931 MHz band in these auctions. Incumbent licensees, such as Teletouch, will retain their exclusivity under the FCC's new rules. The Company also operates paging systems utilizing shared, non-exclusive frequencies below 929 MHz.

     The FCC grants radio licenses for varying terms of up to 10 years, and the FCC must approve renewal applications. In the past, FCC renewal applications have been more or less routinely granted. Although there can be no assurance the FCC will approve or act upon Teletouch's future applications in a timely manner, the Company believes that such applications will continue to be approved with minimal difficulties.

     Teletouch regularly applies to the FCC for authority to use additional frequencies and to add additional transmitter sites to expand coverage on existing frequencies. Under current FCC guidelines, the Company can expand its coverage and add additional sites only on frequencies formerly classified as PCP frequencies below 929 MHz. All other paging frequencies below 929 MHz on which Teletouch holds licenses are frozen in a status quo condition pending the final announcement and implementation of geographic area licensing auctions. The Communications Act also requires prior FCC approval for the Company's acquisitions of radio licenses held by other companies, as well as transfers of controlling interests of any entities that hold radio licenses. Although there can be no assurance the FCC will approve or act upon Teletouch's future applications in a timely manner, the Company knows of no reason why such applications would not be approved or granted. The FCC has also determined that all major modification and expansion applications will be subject to competitive bidding ("auction") procedures. Teletouch cannot predict the impact of these procedures on its licensing practices.

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

     The FCC could change its rules or policies in a manner that could have a material adverse effect on the Company's business by limiting the scope and manner of Teletouch's services or by increasing competition in the paging industry. Beginning in 1994, the FCC was ordered by Congress to hold auctions to award licenses for new personal communications services. These PCS and other new mobile services could enable other service providers to compete directly or indirectly with the Company. In addition, from time to time, federal and state legislators propose and enact legislation that could affect the Company's business either beneficially or adversely. Teletouch cannot predict the impact of such legislative actions on its operations.

     The foregoing description of certain regulatory factors does not purport to be a complete summary of all the present and proposed legislation and regulations pertaining to the Company's operations.

Employees

     At May 31, 2001, Teletouch employed 402 people, of which 313 were employed full-time and 89 were employed on a part-time or temporary basis. Most of these employees performed sales, operations support, and clerical roles. The Company considers its relationships with its employees to be satisfactory and is not a party to any collective bargaining agreement.

Item 2.  Description of Property

     Teletouch owns an office building and one transmitter site, along with the broadcast tower on that site. In addition, the Company currently leases 88 retail and office locations in its market areas, including its executive offices in Tyler, Texas. Teletouch also leases transmitter sites on commercial towers, buildings, and other fixed structures in approximately 388 locations. The Company's leases are for various terms and provide for monthly rental payments at various rates. Teletouch is obligated to make total lease payments of approximately $3.0 million under its office facility and tower site leases for fiscal year 2002. See Note H in the Notes to Consolidated Financial Statements.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2001.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

     On April 6, 1998, Teletouch's securities began trading on the American Stock Exchange ("AMEX") under the symbol TLL and ceased trading on The Nasdaq Small Cap Market(TM) ("NASDAQ"). Also on April 6, 1998, the Company terminated its Boston Stock Exchange listing.

     The following table lists, for the periods indicated, the reported high and low transaction prices for Teletouch Common Stock. Such prices reflect inter-dealer prices, but do not include retail mark-ups, markdowns, or commissions and may not necessarily represent actual transactions. All share prices have been adjusted to give effect to the two-for-three reverse stock split effected June 25, 1998.

                                                   Common Stock
                                                   ------------
                                                  High        Low
                                                  ----        ---
     Fiscal Year 2000
     ----------------
       1/st/ Quarter                             1-9/16      13/16
       2/nd/ Quarter                              1-1/8       3/8
       3/rd/ Quarter                             8-7/16       5/8
       4/th/ Quarter                            7-15/16      1-5/8
     Fiscal Year 2001
     ----------------
       1/st/ Quarter                            3-15/16      1-5/8
       2/nd/ Quarter                               3           1
       3/rd/ Quarter                              1.25       .50
       4/th/ Quarter                               .98       .31

_________________

     As of July 26, 2001, 4,926,210 shares of common stock, 15,000 shares of Series A preferred stock, 86,025 shares of Series B preferred stock, 2,660,840 Common Stock Purchase Warrants, and 324,171 Series B Preferred Stock Purchase Warrants were issued and outstanding. Also as of July 26, 2000, there were 43 holders of record of the Company's Common Stock based upon information furnished by Continental Stock Transfer & Trust Company, New York, New York, the Company's transfer agent. The number of holders of record does not reflect the number of beneficial holders, estimated to be in excess of 800, of Teletouch's Common Stock for whom shares and warrants are held by banks, brokerage firms, and other entities.

     Teletouch has never paid and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Dividends on the Series A Preferred Stock accrue at 14% per annum compounded quarterly and may be paid in kind by issuing additional securities. Cash dividends on the Company's Common Stock or Preferred Stock, and the redemption of the Preferred Stock, are prohibited so long as the Credit Agreement (discussed in footnotes B and F in the Notes to the Consolidated Financial Statements) is in effect.

Item 6.  Selected Financial Data

     The following table represents certain items from the Company's consolidated statements of operations and certain other information for the periods indicated.


                                              (In Thousands, except Per Share Data, Pagers in Service and ARPU)
                                                  2001         2000           1999          1998         1997
                                                  ----         ----           ----          ----         ----
Service, rent, and maintenance revenue ...    $  42,929     $  45,164     $  42,792     $  38,831     $  35,478
Product sales revenue ....................       13,366        11,427         8,346         6,328         5,911
                                              ---------     ---------     ---------     ---------     ---------
   Total revenues ........................       56,295        56,591        51,138        45,159        41,389
Net book value of products sold ..........      (13,405)      (11,211)       (8,000)       (6,634)       (6,506)
                                              ---------     ---------     ---------     ---------     ---------
                                              $  42,890     $  45,380     $  43,138     $  38,525     $  34,883
Operating expenses (5) ...................       79,337        43,650        42,678        38,329        36,212
                                              ---------     ---------     ---------     ---------     ---------
Operating income .........................      (36,447)        1,730           460           196        (1,329)
Interest expense, net ....................       (8,775)       (7,908)       (7,823)       (8,535)       (8,177)
Loss on investments ......................         (356)           --            --            --            --
                                              ---------     ---------     ---------     ---------     ----------
Gain (loss) on disposal of assets ........         (237)          155            23         4,171            --
                                              ---------     ---------     ---------     ---------     ----------
Loss before income taxes .................      (45,815)       (6,023)       (7,340)       (4,168)       (9,506)
Income tax expense/(benefit) .............         --            --            --              48          (476)
                                              ---------     ---------     ---------     ---------     ---------
Loss before extraordinary item ...........      (45,815)       (6,023)       (7,340)       (4,216)       (9,030)
Extraordinary item .......................           --            --            --            --        (3,389)
                                              ---------     ---------     ---------     ---------     ---------
Net loss before preferred stock dividends     $ (45,815)    $  (6,023)    $  (7,340)    $  (4,216)    $ (12,419)
                                              =========     =========     =========     =========     =========

Loss per share applicable to common stock:
-----------------------------------------
Loss before extraordinary item ...........    $  (10.65)    $   (2.29)    $   (2.52)    $   (1.66)    $   (2.72)
Extraordinary item .......................           --            --            --            --         (0.80)
                                              ---------     ---------     ---------     ---------     ---------
Net loss .................................    $  (10.65)    $   (2.29)    $   (2.52)    $   (1.66)    $   (3.52)
                                              =========     =========     =========     =========     =========

EBITDA (1)(2)(3)(4) ......................    $  11,292     $  14,827     $  15,508     $  14,316     $  12,402
                                              =========     =========     =========     =========     =========
Pagers in service at end of period .......      354,700       411,700       394,200       349,700       321,100
                                              =========     =========     =========     =========     =========
Average revenue per unit ("ARPU") ........    $    8.78     $    8.98     $    9.25     $    9.33     $   10.02
                                              =========     =========     =========     =========     =========
Total assets (5) .........................    $  31,445     $  77,693     $  81,256     $  87,194     $  92,173
                                              =========     =========     =========     =========     =========
Long-term debt, net of current
 portion (6) .............................    $      --     $  71,927     $  75,944     $  74,487     $  79,824
                                              =========     =========     =========     =========     =========

____________________
(1) EBITDA represents earnings before interest, taxes, depreciation, and amortization (and certain non-recurring income and expenses, such as the gain on sale of assets). EBITDA is a standard measure of financial performance in the paging industry. However, EBITDA is not a measure defined in generally accepted accounting principles ("GAAP") and should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with GAAP. EBITDA is, however, one of the primary financial measures by which the Company's compliance with contractual covenants is calculated under its debt agreements.
(2) In January 2001, Teletouch restructured certain retail operations and product lines. In May 2001 Teletouch decided to discontinue its own branded prepaid cellular product line. These actions resulted in non-recurring costs that have been included in operating expenses and net book value of products sold. The EBITDA shown above for fiscal 2001 excludes $959,000 of non-recurring costs associated with these activities, consisting primarily of severance expenses, lease payments for unoccupied space and impairment of cellular phone inventory. Additionally, the EBITDA shown above for fiscal 2001 excludes $356,000 of losses on stock held for investment and $255,000 on impairment of certain fixed assets related to Teletouch's prepaid cellular product line. EBITDA shown above also excludes the impairment charges of $36,589,000 recorded in the three month period ended May 31, 2001.
(3) In May 1999, Teletouch restructured certain administrative activities, resulting in non-recurring costs that have been included in operating expenses. The EBITDA shown above for fiscal 1999 excludes the $275,000 of non-recurring costs associated with the restructure, consisting primarily of personnel severance and rent on leases for unoccupied space.
(4) In May 1998, Teletouch and Premier Paging, Inc. ("Premier") reached a settlement with regard to the termination of the proposed acquisition of Premier. The EBITDA shown above for fiscal 1998 excludes $837,000 of non-recurring costs associated with this settlement.
(5) Includes the impairment charges recorded in the three month period ended May 31, 2001.
(6)  $66,935,000 of long-term debt has been classified as a current liability.


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

Overview

     Teletouch is a leading provider of wireless telecommunications services, primarily paging services, in non-major metropolitan areas and communities in the southeast United States. As of May 31, 2001, the Company had approximately 354,700 pagers in service. The Company derives the majority of its revenues from fixed, periodic fees, not dependent on usage, charged to subscribers for paging services. As long as a subscriber remains on service, operating results benefit from the recurring payments of the fixed, periodic fees without incurring additional selling expenses or other fixed costs. Due to growth resulting from the completion of acquisitions in previous years, Teletouch's results of operations for prior periods may not be indicative of future performance.

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

     On March 31, 2000, Teletouch acquired substantially all the assets of EASTEX Communications, Inc. for consideration of approximately $485,000. An initial payment of approximately $277,000 was paid in cash, and the remaining consideration will be paid in equal monthly installments over the next two years. The acquisition was accounted for using the purchase method of accounting, and the total purchase price was allocated as follows: $40,000 to property, plant, and equipment; $20,000 to inventory; $181,000 to FCC licenses; $151,000 to subscriber bases; $5,000 to a non-compete agreement; and the remaining $88,000 to goodwill. The results of operations of the acquisition, which are immaterial to consolidated operations, are included with that of the Company from the date of closing.


Results of Operations for the fiscal years ended May 31, 2001, 2000, and 1999

     Total revenue: Teletouch's total revenue decreased to $56.3 million in
     -------------
fiscal year 2001 from $56.6 million in fiscal year 2000 and increased from $51.1 million in fiscal year 1999, respectively. The fiscal year 2001 total revenue decrease from fiscal 2000 was due to a loss of approximately $4.6 million revenues from pager sales and paging services due to a continuing decline in demand for one-way paging service. This decrease in revenues was partially offset by an increase in two-way revenues of $1.5 million due in part to the acquisition of Eastex Communications in April 2000 and to an increase in cellular revenues of $3.0 million due to internal growth. The fiscal year 2000 increase over fiscal 1999 was a combination of approximately $3.6 million in additional revenues from cellular products and an increase in pager service revenue resulting from internal growth. Pagers in service declined to 354,700 at May 31, 2001 as compared to 411,700 and 394,200 at May 31, 2000 and 1999, respectively.

     The negative impact on total revenue of the decrease in pagers in service is compounded by the decline in average revenue per unit ("ARPU"). ARPU for the year ended May 31, 2001 was $8.78 as compared to $8.98 and $9.25 for the years ended May 31, 2000 and May 31, 1999, respectively. The decrease in ARPU is primarily due to increased competition in the Company's markets and to a lesser extent to an increase in the percentage of the Company's subscriber base represented by resellers. Resellers are businesses that buy airtime at wholesale prices from Teletouch and sell the service to end users. While the wholesale price to a reseller is lower than the price the Company charges to its other customers, a reseller bears the cost of acquiring, billing, collecting and servicing its subscribers. At May 31, 2001 approximately 42% of the Company's subscriber base was represented by resellers as opposed to 41% at May 31, 2000 and 39% at May 31, 1999. As competitors continue to pursue Teletouch's customers in the marketplace, as the percentage of its subscriber base represented by resellers increases, and as the paging industry fully matures, ARPU is expected to continue to decline. Teletouch expects that the introduction of new products and services will only partially offset any decline in ARPU or paging subscribers and will result in a decrease in total revenue during the next year.

     Operating expenses, excluding depreciation and amortization: Operating
     -----------------------------------------------------------
expenses, excluding depreciation and amortization, were $32.5 million, or 58% of total revenue (excluding the impairment charges of $36.6 million) for fiscal year 2001 as compared to $30.6 million, or 54% of total revenue and $27.9 million, or 55% of total revenue for the fiscal years 2000 and 1999, respectively. Costs increased in fiscal 2001 over fiscal 2000 due to new retail store openings, particularly in the areas of payroll, rent, and advertising expenses and due to non-recurring charges of $0.5 million associated with retail store closings. Costs increased in fiscal 2000 over fiscal 1999 primarily because of new retail store openings, particularly in the areas of payroll, rent, and advertising expenses. Additionally, due to the restructure of certain administrative collection functions in May 1999 and due to the increase in the churn rate for the Company's retail customers, bad debt losses for fiscal

2000 were $1.4 million as compared to $0.8 million for fiscal 1999. Operating costs as a percentage of total revenue have either increased or remained flat while the Company's paging subscriber base continues to decline. The Company expects operating expenses to decline during the next year as unprofitable products and /or locations are eliminated, however, it cannot be certain that operating costs will decline in proportion to revenue.

     Depreciation and amortization: Depreciation and amortization expense
     -----------------------------
decreased to $10.2 million in fiscal year 2001 from $13.1 million and $14.8 million in fiscal years 2000 and 1999, respectively. The decrease in depreciation and amortization expense in fiscal 2001 was due primarily to the expiration of amortization on certain acquired intangible assets late in fiscal 2000 resulting in a $3.4 million decrease in amortization expense partially offset by an increase in deprecation expense related to fixed assets used opening new retail stores in fiscal 2000 and 2001. A decrease in amortization expense in fiscal 2000 of approximately $0.9 million due to the expiration of amortization on certain acquired intangible assets and a decrease in additional depreciation recorded on returned lease pagers of approximately $1.0 million, partially offset by an increase in depreciation on other assets of $0.2 million, accounted for the decrease from fiscal 1999.

     Interest expense: Net interest expense increased to $8.8 million in fiscal
     ----------------
year 2001 from $7.9 million in fiscal 2000, which decreased from $7.8 million in fiscal 1999. Interest expense increased in fiscal 2001 over fiscal 2000 primarily due to increases in the variable interest rates on the Credit Agreement as well as increased compound interest associated with the Junior Subordinated Notes (discussed below under "Financial Condition"). A component of the interest rate on the Credit Agreement is determined by the Company's leverage ratio at each fiscal quarter. During fiscal 2001, the Company operated at a leverage ratio that resulted in a variable interest rate higher than in fiscal 2000. This increase in interest expense was offset slightly by principal payments on the Credit Agreement totaling $2.4 million in fiscal 2001. Interest expense increased in fiscal 2000 over fiscal 1999 primarily due to an increase in interest charges associated with the Junior Subordinated Notes, partially offset by a decrease in the amortization of debt issue costs.

     Income tax benefit: At May 31, 2001, Teletouch had a net operating loss
     ------------------
carryforward of approximately $29.5 million that will begin to expire in fiscal 2012. For fiscal year 2002, the Company estimates that no tax benefit will be recorded. A valuation allowance has been recorded against deferred tax assets that are not likely to be realized. Specifically, the Company's carry forwards expire at specific future dates, and utilization of certain carry forwards is limited to specific amounts each year. However, due to the uncertain nature of their ultimate realization, Teletouch has established a valuation allowance against these carry forward benefits and will recognize benefits only as reassessment demonstrates they are realizable. Realization is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefit of the carry forwards will be recorded in future operations as a reduction of the Company's income tax expense.

     EBITDA: EBITDA decreased to $11.3 million, or 20% of total revenue ($9.7
     ------
million, or 17% of total revenue, including the $0.4 million loss on investment and $1.2 million in other costs associated with the restructuring activities) as compared to $14.8 million, or 26% of total revenue in fiscal year 2000 and compared to $15.5 million, or 30% of total revenue ($15.2 million, or 30% of total revenue, including the $0.3 million of costs associated with the restructuring) in fiscal year 1999. The decrease in fiscal 2001 EBITDA as a percentage of total revenue is due primarily to losses in paging service revenue of approximately $2.5 million due a continued decline in ARPU and number of pagers in service. Contributing to the decline in EBITDA during fiscal 2001 were lower than anticipated revenues from new retail stores opened in fiscal 2000 and fiscal 2001 for which the operations expenses are basically fixed. The decrease in fiscal 2000 EBITDA as a percentage of total revenue from fiscal 1999 is primarily due to new retail store openings and increased bad debt losses, as previously discussed.

Financial Condition

     Teletouch's cash balance was $4.0 million at May 31, 2001 as compared to $6.8 million at May 31, 2000. Cash provided by operating activities decreased to $5.6 million in fiscal year 2001 from $9.4 million and

$10.5 million in fiscal year 2000 and fiscal year 1999, respectively. The Company expects that cash flow provided from operations will be sufficient to fund its working capital needs in the near term, provided that the Company is successful in reorganizing its debt obligations, which is discussed in greater detail below. In the absence of such a reorganization and additional financing, the Company may be forced to terminate its operations.

     Teletouch's operations require capital investment to purchase pagers for lease to customers and to acquire paging infrastructure equipment to support the Company's existing subscribers. Net capital expenditures, including pagers, amounted to $6.5 million, $7.8 million and $7.6 million for fiscal 2001, 2000, and 1999, respectively. The decrease in fiscal 2001 from fiscal 2000 was due to less capital spending on opening new retail stores as well as the Company's ability to continue to purchase lower cost pagers to lease to customers. The increases in fiscal 2000 over fiscal 1999 was due primarily to capital investments in new retail stores, leased pagers, and the addition of new transmitter sites. Teletouch anticipates capital expenditures will decline in fiscal 2002 as the Company plans to only replace necessary equipment to maintain the paging infrastructure while continuing to purchase an adequate supply of pagers to lease to customers. Teletouch will pay for these expenditures with cash generated from operations.

     The Company's Credit Agreement provides for loans in an amount not to exceed $70 million. As of May 31, 2001, $57.3 million of the Credit Agreement was funded. Direct costs incurred in connection with obtaining the Credit Agreement of approximately $4.1 million have been deferred and are being amortized, using the effective interest rate method, over the term of the existing loans.

     The Credit Agreement bears interest, at the Company's designation, at a floating rate equal to either the prime rate plus 1% to 2% or to LIBOR plus 2% to 3%. These rates vary depending on the leverage ratio of the Company. The Credit Agreement is secured by substantially all of the assets of Teletouch and its subsidiaries. Borrowings under the Credit Agreement require the principal be repaid in escalating quarterly installments through November 2005. For fiscal 2001, the weighted-average interest rate on the Credit Agreement was 8.8%.

     The Credit Agreement also requires the maintenance of certain financial and operating covenants, and prohibits any payments on the Junior Subordinated Notes and the payment of dividends. These covenants were amended as of the end of each of the first three quarters of the fiscal year, which allowed the Company to meet its financial covenant and principal repayment terms. As of August 24, 2001, the Company has been unable to negotiate new terms under the Credit Agreement, which would allow the Company to remain in compliance with its terms as of May 31, 2001, and for subsequent periods. Failure to comply with the terms of the agreement results in an Event of Default under the Credit Agreement which in turn allows the lender to terminate the commitment and to declare the borrowings totaling $57.3 million to be due and payable. The Company is in default of its payment obligations under the Credit Agreement as well as under various financial covenants. The Lenders have refused to waive the Events of Default, and are in the process of assessing their alternatives. In any event, no additional borrowings will be available to the Company under the Credit Agreement.

     The terms of the Subordinated Notes require the maintenance of certain financial and operating covenants and restrict future acquisitions. Based on the terms of the Junior Subordinated Note agreement, if the lender declared the Company not in compliance with the terms of the Credit Agreement discussed above, then by definition it would not be in compliance with the terms of the Junior Subordinated Note Agreement resulting in an additional $22.3 million becoming due and payable.

     The Company is pursuing a recapitalization of its debt and certain equity securities. Although the Company's management believes it will successfully recapitalize the Company in a timely fashion, there can be no assurance that payment under the Credit Agreement and Junior Subordinated Notes will not be declared due and payable which would likely result in the Company's inability to meet the repayment obligations, causing the Company to seek protection from creditors.

     If the Company is able to obtain the required financing to remain in business, future operating results depend on successful implementation of our strategy to develop customer retention programs and expand existing product lines to minimize the impact of the level of customer attrition. The sales and marketing expenses and other costs associated with attracting new subscribers are substantial and there is no guarantee that our future efforts in this area will improve subscriber growth and retention.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting guidelines for derivatives and requires companies to record all derivatives as assets or liabilities on the balance sheet at fair value. Additionally, this statement establishes accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. Any derivative that qualifies as a hedge, depending upon the nature of that hedge, will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. SFAS No. 133 is effective for years beginning after June 15, 2000. Teletouch does not anticipate that the adoption of this statement will have a material impact on its consolidated balance sheets, statements of operations, or cash flows.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

     The risk inherent in Teletouch's market risk sensitive instruments, such as the Credit Agreement is the potential loss arising from adverse changes in interest rates. The Company's earnings are affected by changes in interest rates due to the impact those changes have on its variable-rate debt obligations, which represented approximately 71% of its total long-term obligations as of May 31, 2001. If interest rates average one percent more in fiscal 2002 than they did during fiscal 2001, the Company's interest expense would increase by approximately $0.6 million. The impact of an increase in interest rates was determined based on the impact of the hypothetical change in interest rates on the Company's variable-rate long-term obligations as of May 31, 2001. The preceding sensitivity analysis does not, however, consider the effects that such changes in interest rates may have on overall economic activity, nor does it consider additional actions the Company may take to mitigate its exposure to such changes. Actual results may differ from the above analysis.

Item 8.  Financial Statements and Supplementary Data

     The financial statements required by this item are included in this report beginning on page F-1.

Item 9. Changes In and Disagreements with Accountants On Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Teletouch incorporates by reference information regarding directors and executive officers from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held November 8, 2001.

Item 11.  Executive Compensation

     Teletouch incorporates by reference information regarding executive compensation from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held November 8, 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Teletouch incorporates by reference information regarding security ownership of certain beneficial owners and management from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held November 8, 2001.

Item 13.  Certain Relationships and Related Transactions

     Teletouch incorporates by reference information regarding certain relationships and related transactions from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held November 8, 2001.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1)   Financial Statements.

          Consolidated Balance Sheets as of May 31, 2001 and 2000

          Consolidated Statements of Operations for Each of the Three Years in the Period Ended May 31, 2001

          Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended May 31, 2001

          Consolidated Statements of Shareholders' Equity (Deficit) for Each of the Three Years in the Period Ended May 31, 2001

          Notes to Consolidated Financial Statements

          Report of Independent Auditors

(a) (2)   Financial Statement Schedules.

          Schedule II - Valuation and Qualifying Accounts and Reserves

          Schedules, other than those referred to above, have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is in included in the financial statements or notes thereto.

(a)       (3)   Exhibits.

                Exhibit
                Number            Title of Exhibit
                -------           ----------------

                 21                Subsidiaries


(b)       Reports on Form 8-K

          Teletouch filed no reports on Form 8-K during the fourth quarter of Fiscal 2001.

                  Index to Consolidated Financial Statements

Report of Independent Auditors..................................................    F-2

Consolidated Balance Sheets.....................................................    F-3

Consolidated Statements of Operations...........................................    F-4

Consolidated Statements of Cash Flows...........................................    F-5

Consolidated Statements of Shareholders' Equity (Deficit).......................    F-6

Notes to Consolidated Financial Statements......................................    F-7

               Report of Ernst & Young LLP, Independent Auditors

We have audited the accompanying consolidated balance sheets of Teletouch Communications, Inc. and subsidiaries as of May 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended May 31, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teletouch Communications, Inc. and subsidiaries at May 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note B to the consolidated financial statements, the Company's failure to comply with certain terms of the Credit Agreement results in Events of Default, as defined, which allows the lender to terminate the Credit Agreement and declare the borrowings to be due and payable. The Events of Default also allow the lenders of the Junior Subordinated Notes to declare these borrowings to be due and payable. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                               /s/ Ernst & Young LLP

Dallas, Texas
August 22, 2001

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                        May 31, 2001       May 31, 2000
                                                                                        ------------       ------------
ASSETS
CURRENT ASSETS:
         Cash and cash equivalents ..............................................           $  3,999           $  6,828
         Accounts receivable, net of allowance of $238 in 2001 and $213 in 2000                2,351              2,262
         Inventory ..............................................................              4,552              5,337
         Deferred income tax assets .............................................                 56                 56
         Note receivable ........................................................                 --                515
         Certificates of deposit, restricted as to use ..........................                101                750
         Prepaid expenses and other current assets ..............................                532              1,663
                                                                                            --------           --------
                                                                                              11,591             17,411

PROPERTY, PLANT AND EQUIPMENT, net of
         Accumulated depreciation of $16,591 in 2001 and $13,633 in 2000 ........             18,484             19,117
GOODWILL, INTANGIBLES, AND OTHER ASSETS:
         Goodwill ...............................................................                 --             24,892
         Subscriber bases .......................................................                 --             28,421
         FCC licenses ...........................................................                 --             22,036
         Non-compete agreements .................................................                 --                705
         Debt issue costs .......................................................              4,100              4,100
         Other ..................................................................                 --                304
         Accumulated amortization ...............................................             (2,730)           (39,293)
                                                                                            --------           --------
                                                                                               1,370             41,165
                                                                                            --------           --------
                                                                                            $ 31,445           $ 77,693
                                                                                            ========           ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable and accrued expenses ..................................           $  3,029           $  4,796
         Current portion of long-term debt ......................................             12,196              6,608
         Long-term debt classified as current ...................................             66,935                 --
         Current portion of unearned sale/leaseback profit ......................                418                418
         Deferred revenue .......................................................              1,312              1,593
                                                                                            --------           --------
                                                                                              83,890             13,415
LONG-TERM LIABILITIES:
         Long term debt, net of current portion .................................                 --             71,927
         Unearned sale/leaseback profit, net of current portion .................              2,327              2,747
                                                                                            --------           --------
                                                                                               2,327             74,674
COMMITMENTS AND CONTINGENCIES ...................................................                 --                 --
DEFERRED INCOME TAXES ...........................................................              1,042              1,042
SHAREHOLDERS' EQUITY (DEFICIT):
         Series A cumulative convertible preferred stock, $.001 par value, 15,000
            shares authorized, issued, and outstanding in 2001 and 2000 .........                 --                 --
         Series B convertible preferred stock, $.001 par value, 411,457 shares authorized, 86,025 and 87,286 shares issued and outstanding in 2001
            and 2000, respectively ..............................................                 --                 --
         Common stock, $.001 par value, 25,000,000 shares authorized, 4,926,210 shares issued in 2001 and 4,298,192 issued and outstanding in
            2000 ................................................................                  5                  4
         Treasury Stock, 49,400 shares ..........................................                (62)                --
         Additional paid-in capital .............................................             26,363             24,863
         Accumulated deficit ....................................................            (82,120)           (36,305)
                                                                                            --------           --------
                                                                                             (55,814)           (11,438)
                                                                                            --------           --------
                                                                                            $ 31,445           $ 77,693
                                                                                            ========           ========

                See Accompanying Notes to Financial Statements

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except shares and per share amounts)


                                                                      Year ended May 31,
                                                         --------------------------------------------
                                                            2001              2000           1999
                                                         -----------     ------------    ------------
Service, rent, and maintenance revenue ..............    $    42,929     $    45,164     $    42,792
Product sales revenue ...............................         13,366          11,427           8,346
                                                         -----------     -----------     -----------
    Total revenues ..................................         56,295          56,591          51,138
Net book value of products sold .....................        (13,405)        (11,211)         (8,000)
                                                         -----------     -----------     -----------
                                                              42,890          45,380          43,138
Costs and expenses:
      Operating .....................................         15,881          14,636          13,370
      Selling .......................................          8,961           8,281           5,657
      General and administrative ....................          7,710           7,636           8,878
      Depreciation and amortization .................         10,196          13,097          14,773
      Impairment charges ............................         36,589              --              --
                                                         -----------     -----------     -----------
Total costs and expenses ............................         79,337          43,650          42,678
                                                         -----------     -----------     -----------
Operating income ....................................        (36,447)          1,730             460

Gain (loss) on disposal of assets ...................           (237)            155              23

Loss on investments .................................           (356)             --              --

Interest expense, net................................         (8,775)         (7,908)         (7,823)
                                                         -----------     -----------     -----------

Net loss.............................................        (45,815)         (6,023)         (7,340)
Preferred stock dividends ...........................         (4,302)         (3,718)         (3,325)
                                                         -----------     -----------     -----------
Loss applicable to common stockholders ..............    $   (50,117)    $    (9,741)    $   (10,665)
                                                         ===========     ===========     ===========

Loss per share - basic and diluted                       $    (10.65)    $     (2.29)    $     (2.52)
                                                         ===========     ===========     ===========

Weighted Average Shares Outstanding-Basic and Diluted      4,706,393       4,256,359       4,235,527
                                                         ===========     ===========     ===========

                See Accompanying Notes to Financial Statements

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                    Year Ended May 31,
                                                                            ------------------------------------
                                                                               2001         2000         1999
                                                                            ----------    ---------    ---------
Operating Activities:
      Net loss .........................................................     $(45,815)    $ (6,023)    $ (7,340)
      Adjustments to reconcile net loss to net cash
        provided by operating activities:
      Depreciation and amortization ....................................       10,196       13,097       14,773
      Impairment charges ...............................................       36,589           --           --
      Non-cash consulting expense ......................................           --           --           55
      Non cash interest expense ........................................        3,600        3,123        3,032
      Provision for inventory impairment ...............................          474           --           --
      Provision for losses on accounts receivable ......................        1,647        1,443          779
      (Gain) loss on disposal of assets ................................          237         (155)         (23)
      Amortization of unearned sale/leaseback profit....................         (420)        (418)        (405)
      Loss on investments ..............................................          356           --           --
      Changes in operating assets and liabilities:
          Accounts receivable, net .....................................       (1,735)      (1,738)        (936)
          Inventories ..................................................        1,555          735          417
          Prepaid expenses and other assets ............................        1,131         (857)         (95)
          Accounts payable and accrued expenses ........................       (1,766)          86          (54)
          Deferred revenue .............................................         (397)          79          337
                                                                             --------     --------      --------
Net cash provided by operating activities ..............................        5,652        9,372       10,540

Investing Activities:
      Capital expenditures, including pagers ...........................       (6,479)      (7,836)      (7,642)
      Acquisitions, net of cash acquired ...............................         (239)        (547)          --
      Deferred costs associated with acquisitions ......................           46         (170)          (2)
      Redemption of certificates of deposit ............................          649          725           --
      Purchase of certificates of deposit ..............................           --         (750)        (725)
                                                                            ---------     --------     --------
      Net proceeds from sale of assets .................................          132          254           49
                                                                            ---------     --------     --------
Net cash used for investing activities .................................       (5,891)      (8,324)      (8,320)

Financing Activities:
      Debt incurred in connection with acquisitions.....................           --          208           --
      Purchase of treasury stock .......................................          (62)          --           --
      Payments on long-term debt .......................................       (2,528)        (262)      (1,000)
      Net proceeds from exercise of
          common stock warrants ........................................           --           47           --
                                                                            ---------     --------     --------
Net cash used for financing activities .................................       (2,590)          (7)      (1,000)
                                                                            ---------     --------     --------
Net increase (decrease) in cash and cash equivalents....................       (2,829)       1,041        1,220
Cash and cash equivalents at beginning of period .......................        6,828        5,787        4,567
                                                                            ---------     --------     --------
Cash and cash equivalents at end of period .............................     $  3,999     $  6,828     $  5,787
                                                                            =========     ========     ========

                 See Accompanying Notes to Financial Statements

                 TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (In Thousands Except Number of Shares)

                                                        Preferred Stock                                                Additional
                                                        ---------------
                                              Series A                  Series B                 Common Stock           Paid-In
                                              --------                  --------                 ------------
                                         Shares      Amount        Shares       Amount        Shares       Amount       Capital
                                         ------      ------        ------       ------        ------       ------       -------
Balance at May 31, 1998 .........        15,000       $ --         87,287       $ --        4,235,611      $     4     $ 24,761

    Net loss ....................            --         --             --         --               --           --           --
    Other .......................            --         --             (1)        --              (84)          --           55
                                         ------      -----         ------       ----        ---------      -------     --------

Balance at May 31, 1999 .........        15,000       $ --         87,286       $ --        4,235,527      $     4     $ 24,816

    Net loss ....................            --         --             --         --               --           --           --
    Exercise of warrants ........            --         --             --         --           62,665           --           47
                                         ------      -----         ------       ----        ---------      -------     --------

Balance at May 31, 2000 .........        15,000       $ --         87,286       $ --        4,298,192      $     4     $ 24,863

    Net loss ....................            --         --             --         --               --           --           --
    Acquisition of business .....            --         --             --                     600,000            1        1,500
    Conversion of preferred stock            --         --          1,261                      11,352           --           --
    Exercise of warrants ........            --         --             --         --           16,666           --           --
    Purchase of Treasury Stock ..            --         --             --         --               --           --           --
                                         ------      -----         ------       ----        ---------      -------     --------

Balance at May 31, 2001 .........        15,000       $ --         86,025       $ --        4,926,210      $     5     $ 26,363
                                         ======      =====         ======       ====        =========      =======     ========

                                                                  Accumulated
                                           Treasury Stock           Earnings
                                           --------------
                                         Shares       Amount       (Deficit)
                                        -------       ------       ---------
Balance at May 31, 1998 .........           --        $   --      $ (22,942)

    Net loss ....................           --            --         (7,340)
    Other .......................           --            --
                                        ------        ------      ---------

Balance at May 31, 1999 .........           --        $   --      $ (30,282)

    Net loss ....................           --            --         (6,023)
    Exercise of warrants ........           --            --
                                        ------        ------      ---------

Balance at May 31, 2000 .........           --        $   --      $ (36,305)

    Net loss ....................           --            --        (45,815)
    Acquisition of business .....           --            --             --
    Conversion of preferred stock           --            --             --
    Exercise of warrants ........           --            --             --
    Purchase of Treasury Stock ..       49,400           (62)            --
                                        ------        ------      ---------

Balance at May 31, 2001 .........       49,400        $  (62)     $ (82,120)
                                        ======        ======      =========

                 See Accompanying Notes to Financial Statements

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

     Organization: Teletouch operates in the wireless telecommunications industry, providing paging and messaging, cellular, and two-way radio services to a diversified customer base. The Company provides services in non-major metropolitan areas and communities including Alabama, Arkansas, Louisiana, Mississippi, Missouri, Oklahoma, Texas, Tennessee and Florida. The Company has 61 sales offices in those states. Through inter-carrier arrangements, Teletouch also provides nationwide and expanded regional coverage. The Company had no foreign operations.

     Principles of Consolidation: The consolidated financial statements include the accounts of Teletouch Communications, Inc. and its wholly-owned subsidiaries (together, "Teletouch" or "the Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     Use of Estimates: Preparing financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions. Those assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Property, Plant and Equipment: Property, plant and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the following estimated useful lives:

          Pagers...............................        3 years
          Paging infrastructure................     5-15 years
          Building and improvements............    10-20 years
          Other equipment......................     5-10 years
          Leasehold improvements...............   Shorter of estimated useful
                                                  life or term of lease

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

     Impairment of Long-lived Assets: The carrying amount of long-lived assets including goodwill is reviewed if facts and circumstances suggest that they may be impaired. If the review indicates that long-lived assets will not be recoverable, as determined by the undiscounted cash flow method, the asset will be reduced to its estimated recoverable value through a charge to operations.

     As discussed in footnotes B and F, the Company's Credit Agreement requires, among other things, the maintenance of certain financial and operating covenants and prohibits any payments on the Junior Subordinated Notes and the payment of dividends. These covenants were amended as of the end of each of the first three quarters of the fiscal year, which enabled the Company to meet its financial covenant and principal repayment terms. As of May 31, 2001, the Company has been unable to negotiate new terms under the Credit Agreement which would enable the Company to remain in compliance therewith and thereunder as of May 31, 2001, and for subsequent periods. The resulting inability to comply with the terms of the Credit Agreement resulted in the occurrence of an Event of Default under the Credit Agreement which permits the lender to declare the borrowings to be due and payable. The Company has not been successful in its efforts to recapitalize the Company. During the fourth quarter, because of the continued default under the Credit Agreement, the continued decline in cash flow and the on-going financial and operating difficulties faced by companies in the wireless telecommunications services industry, the Company determined that the remaining net book value of its long-lived assets were substantially impaired and the recovery of such amounts through future operations or disposition was unlikely. Accordingly, management estimated the future undiscounted cash flows and determined the goodwill and FCC licenses were significantly impaired and therefore recorded a charge equal to remaining net book value of these assets of $ 36.6 million.

     Revenue Recognition: Revenue is recognized as services are provided or the product is delivered to customers. Billings for services in advance are deferred and recognized as revenue as services are provided. During the fourth quarter of fiscal 2001, the Company adopted Staff Accounting Bulletin (SAB) Number 101, "Revenue Recognition in Financial Statements". The adoption did not have a material impact on the Company's results of operations.

     Advertising Costs: All costs related to advertising activities begun during the fiscal year are expensed when incurred. Advertising costs were $2.0 million, $1.8 million, and $1.2 million in fiscal 2001, 2000, and 1999, respectively.

     Loss Per Share: Loss per share is computed using the weighted-average number of common shares outstanding during the period. Potentially dilutive securities have not been considered in the computation because the effect would be antidilutive.

     Sources of System Equipment and Inventory: Teletouch does not manufacture its paging network equipment, including but not limited to antennas, transmitters, and paging terminals, nor does it manufacture any of the pagers, cellular telephones, or two-way radios it sells or leases. This equipment is available for purchase from multiple sources, and the Company anticipates that such equipment will continue to be available in the foreseeable future, consistent with normal manufacturing and delivery lead times. Because of the high degree of compatibility among different models of transmitters, computers and other paging and voice mail equipment manufactured by its suppliers, Teletouch's paging network is not dependent upon any single source of such equipment. The Company currently purchases pagers and transmitters from several competing sources. Until this year, the Company purchased its paging terminals from Glenayre, a leading manufacturer of mobile communications equipment. During the year, Glenayre announced that they will discontinue manufacturing paging terminals but would continue to provide technical support for the foreseeable future. Teletouch does not anticipate that the decision by Glenayre will impact its operations as such terminal equipment is readily available in the used market. Cellular telephones and two-way radios are available from several sources.

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

     Reclassification: Certain reclassifications have been made in the fiscal 2000 and 1999 financial statements to conform to the fiscal year 2001 presentation.

     New Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting guidelines for derivatives and requires companies to record all derivatives as assets or liabilities on the balance sheet at fair value. Additionally, this statement establishes accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. Any derivative that qualifies as a hedge, depending upon the nature of that hedge, will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. SFAS No. 133 is effective for years beginning after June 15, 2000. Teletouch does not anticipate that the adoption of this statement will have a material impact on its consolidated balance sheets, statements of operations, or cash flows.

NOTE B - BASIS OF PRESENTATION

     The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in footnote F, the Company's Credit Agreement requires, among other things, the maintenance of certain financial and operating covenants and prohibits any payments on the Junior Subordinated Notes and the payment of dividends. These covenants were amended by the lenders and the Company as of the end of each of the first three quarters of the fiscal year, which allowed the Company to meet its financial covenant and principal repayment terms. However, as of May 31, 2001, the Company has been unable to amend or negotiate new terms under the Credit Agreement, which would enable the Company to remain in compliance therewith and thereunder as of May 31, 2001, and for subsequent periods. The resulting inability to comply with the terms of the Credit Agreement resulted in the occurrence of an Event of Default under the Credit Agreement which permits the lender to terminate the commitment and to declare the borrowings totaling $57.3 million to be due and payable. Also, based on the terms of the Junior Subordinated Note agreement, if the lender declared the Company not in compliance with the terms of the Credit Agreement, then by definition it would not be in compliance with the terms of the Junior Subordinated Note Agreement resulting in an additional $22.3 million becoming due and payable. While the Company continues to have discussions with the lenders, no assurances can be given that the Company will be able to successfully negotiate satisfactory terms. The default under the Credit Agreement and Junior Subordinated Notes, the continued decline in cash flow from operations, and the on-going operating difficulties faced by companies in the wireless telecommunications services industry indicate that the Company may be unable to continue as a going concern.

     At May 31, 2001, the Company had 4,876,810 shares of common stock outstanding. On an "if-converted" basis, the Company would have approximately
54.1 million shares of common stock outstanding assuming the conversion and exercise of all outstanding Series A Preferred Stock, including dividends in arrears payable in kind, Series B Preferred Stock, Common Stock Purchase Warrants, and all other warrants and options to purchase common stock.

     The Company is pursuing a recapitalization of its debt and certain equity securities. Although the Company's management believes it will successfully recapitalize the Company in a timely fashion, there can be no assurance that payment under the Credit Agreement and Junior Subordinated Notes will not be declared due and payable which would likely result in the Company's inability to meet the repayment obligations, causing the Company to seek protection from creditors.

     If the Company is able to obtain the required financing to avoid seeking protection from creditors, future operating results depend on successful implementation of our strategy to develop customer retention programs and expand existing product lines to minimize the impact of the level of customer attrition. The sales and marketing expenses and other costs associated with attracting new subscribers are substantial and there is no guarantee that our future efforts in this area will improve subscriber growth and retention or provide sufficient revenue for us to continue to meet our operating and financial obligations.

NOTE C - ACQUISITIONS

     On September 1, 2000, Teletouch acquired substantially all of the assets of Snider Communications Corporation ("Snider"), a corporation headquartered in Little Rock, Arkansas, which provides statewide wireless messaging coverage in Arkansas. As part of the purchase, Teletouch acquired approximately 13,000 additional paging subscribers. The total purchase price for Snider was approximately $1.7 million which consisted of 600,000 shares of Teletouch's common stock valued at $1.5 million and approximately $0.2 million in other cash expenditures related to closing. The acquisition was accounted for using the purchase method of accounting and the total purchase price was allocated as follows: $1,000,000 to property, plant and equipment, $650,000 to subscriber bases, $150,000 to FCC licenses, $10,000 to a non-compete agreement, $7,000 to inventory, and $115,000 to certain liabilities. The results of operations of the acquisition, which are not material to the consolidated operations, are included with that of the Company from the date of closing.

     On March 31, 2000, Teletouch acquired substantially all the assets of EASTEX Communications, Inc. for consideration of approximately $485,000. An initial payment of approximately $277,000 was paid in cash, and the remaining consideration will be paid in equal monthly installments over the next two years. The acquisition was accounted for using the purchase method of accounting, and the total purchase price was allocated as follows: $40,000 to property, plant, and equipment; $20,000 to inventory; $181,000 to FCC licenses; $151,000 to subscriber bases; $5,000 to a non-compete agreement; and the remaining amount to goodwill. The results of operations of the acquisition, which are not material to consolidated operations, are included with that of the Company from the date of closing.

NOTE D - CERTIFICATES OF DEPOSIT

     As of May 31, 2001 and 2000, Teletouch had deposited $101,000 and $725,000 into one-year certificates of deposits with banks to support letters of credit issued to cellular service and paging equipment providers.

NOTE E - PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following (in thousands):

                                                                           2001           2000
                                                                          -----           ----
         Land...............................................          $      --      $      46
         Leased pagers......................................              5,900          6,949
         Paging infrastructure..............................             19,757         18,293
         Buildings and improvements.........................              2,185          1,631
         Other equipment....................................              7,233          5,831
                                                                      ---------      ---------
                                                                         35,075         32,750
         Accumulated depreciation...........................            (16,591)       (13,633)
                                                                      ---------      ---------
                                                                      $  18,484      $  19,117
                                                                      =========      =========

         Depreciation expense was $6.8 million, $6.4 million and $7.1 million in fiscal 2001, 2000, and 1999, respectively.

NOTE F - LONG-TERM DEBT

         Long-term debt consisted of the following (in thousands):

                                                                           2001           2000
                                                                           ----           ----
         Notes payable..................................              $  57,322        $59,750
         Junior subordinated notes......................                 21,713         18,589
         Other..........................................                     96            196
                                                                      ---------      ---------
                                                                         79,131         78,535
         Less current portion...........................                 12,196             --
         Less long-term debt classified as current......                 66,935          6,608
                                                                      ---------      ---------
                                                                      $      --        $71,927
                                                                      =========      =========

     Notes Payable: The Company's Credit Agreement provides for loans in an amount not to exceed $70 million. As of May 31, 2001, $57.3 million of the Credit Agreement was funded. Direct costs incurred in connection with obtaining the Credit Agreement of approximately $4.1 million have been deferred and are being amortized, using the effective interest rate method, over the term of the existing loans.

     The Credit Agreement bears interest, at the Company's designation, at a floating rate of either the prime rate plus 1% to 2% or at LIBOR plus 2% to 3%. These rates vary depending on the leverage ratio of the Company. The Credit Agreement is secured by substantially all of the assets of Teletouch and its subsidiaries. Borrowings under the Credit Agreement require the principal be repaid in escalating quarterly installments through November 2005. For fiscal 2001, the weighted-average interest rate on the Credit Agreement was 8.8%.

     The Credit Agreement also requires the maintenance of certain financial and operating covenants (see Note B), and prohibits any payments on the Junior Subordinated Notes and the payment of dividends. These covenants were amended as of the end of each of the first three quarters of the fiscal year, which allowed the Company to meet its financial covenant and principal repayment terms. As of May 31, 2001, the Company has been unable to negotiate new terms under the Credit Agreement, which would allow the Company to remain in compliance with its terms as of May 31, 2001, and for subsequent periods. Failure to comply with the terms of the agreement results in an Event of Default under the Credit Agreement which in turn allows the lender to terminate the commitment and to declare the borrowings totaling $57.3 million to be due and payable. The Company is in default of its payment obligations under the Credit Agreement as well as under various financial covenants. The Lenders have refused to waive the Events of Default, and are in the process of assessing their alternatives. In any event, no additional borrowings will be available to the Company under the Credit Agreement.

     Junior Subordinated Notes: In August 1995, in connection with the acquisition of Dial-A-Page, Inc., Teletouch borrowed $10 million from Continental Illinois Venture Corporation ("CIVC") and certain other parties both related and unrelated to CIVC (together with CIVC, the "CIVC Investors") in exchange for which Teletouch issued 14% Junior Subordinated Notes to the CIVC Investors. The Subordinated Notes are ("the Subordinated Notes") due in August 2003. The Subordinated Notes were initially recorded, for financial reporting purposes, at approximately $8 million. The effective interest rate on the Subordinated Notes during fiscal 2001 was 16.0%. Included in the Subordinated Note balance was accrued interest of $12.3 million and $9.4 million at May 31, 2001 and May 31, 2000, respectively. See Note I below.

     The terms of the Subordinated Notes require the maintenance of certain financial and operating covenants and restrict future acquisitions. Pursuant to the Junior Subordinated Note Agreement, if the lender declared the Company not in compliance with the terms of the Credit Agreement, then the Company would not be in compliance with the terms of the Junior Subordinated Note Agreement. The resulting inability to comply with the terms of the Junior Subordinated Note Agreement would cause an additional $22.3 million to become due and payable; therefore, Teletouch has classified the amount outstanding under the Subordinated Notes as a current liability as of May 31, 2001.

     The Company is pursuing a recapitalization of its debt and certain equity securities. Although the Company's management believes it will successfully recapitalize the Company in a timely fashion, there can be no assurance that payment under the Credit Agreement and Junior Subordinated Notes will not be declared due and payable which would likely result in the Company's inability to meet the repayment obligations, causing the Company to seek protection from creditors (see Note B).

     Maturities: Scheduled maturities of debt outstanding at May 31, 2001 are as follows(see Note B): 2002 - $12.2 million; 2003 - $9.5 million; 2004 - $27.3 million; 2005 - $3.5 million; 2006 - $27.5 million.

     Interest: Cash paid for interest during 2001, 2000, and 1999 was approximately $5.4 million, $4.7 million, and $5.3 million, respectively.

NOTE G - INCOME TAXES

     Teletouch uses the liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences reverse.

     The Company made no cash payments for federal income taxes in fiscal 2001, 2000 and 1999. Teletouch currently has a net operating loss carry forward of approximately $29.5 million that is available to reduce future taxable income and will expire beginning in fiscal 2012.

     The Company's carry forwards expire at specific future dates and utilization of certain carry forwards is limited to specific amounts each year. However, due to the uncertain nature of their ultimate realization, the Company has established a valuation allowance against these carry forward benefits and will recognize benefits only as reassessment demonstrates they are realizable. Realization is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carry forwards will be recorded in future statements of operations as a reduction of the Company's income tax expense.

     Significant components of Teletouch's deferred income tax liabilities and assets as of May 31, 2001 and 2000 follow (in thousands):

                                                                       2001           2000
                                                                       ----           ----
     Deferred income tax liabilities:
        Depreciation methods...................................     $   2,192     $  2,119
        Other..................................................           100          100
                                                                    ---------     --------

     Total deferred income tax liabilities.....................     $   2,292     $  2,219
     Deferred income tax assets:
        Intangible assets......................................        11,396        2,401
        Allowance for doubtful accounts........................            88           55
        Unrecognized gain......................................           933        1,089
        Alternative minimum tax credit carry forward...........            85           85
        Net operating loss carry forward.......................        10,030        6,591
        Valuation allowance....................................       (21,226)      (8,988)
                                                                    ---------      -------
     Total deferred income tax assets..........................         1,306        1,233
                                                                    ---------     --------
     Net deferred income tax liability.........................     $     986     $    986
                                                                    =========     ========

A reconciliation from the federal statutory income tax rate to the effective income tax rate for the fiscal years 2001, 2000, and 1999 follows:

                                                                     2000       1999     1998
                                                                     ----       ----     ----
     Statutory income tax rate (benefit)..........................  (34.0)%    (34.0)%   (34.0)%
     Change in valuation allowance................................   26.9%      30.7%     30.9%
     Expenses not deductible for tax purposes, primarily
        Amortization of intangible assets.........................    7.2%       3.3%      2.7%
     Other........................................................   (0.1)%       --       0.4%
                                                                    ------     -------   ------
     Effective income tax rate....................................     --         --        --
                                                                    ======     =======   ======

NOTE  H -  COMMITMENTS AND CONTINGENCIES


     Teletouch leases buildings, transmission towers, and equipment under non-cancelable operating leases. These leases contain various renewal terms and restrictions as to use of the property, and some leases have built-in escalation clauses. Rent expense (in thousands) was $3,855, $3,234, and $2,850 in fiscal 2001, 2000, and 1999, respectively. Future minimum rental commitments under non-cancelable leases are as follows (in thousands):

     2002...........................  $ 3,046
     2003...........................    2,363
     2004...........................    1,789
     2005...........................    1,208
     2006...........................      796
     2007 and thereafter............    1,659
                                      -------
                                      $10,861
                                      =======

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

     In connection with its initial public offering, Teletouch issued to certain consultants the Consultant Warrants to purchase 266,666 shares of common stock at an exercise price of $0.75 per share. The Consultant Warrants, unless exercised, expire in January 2004.

     In connection with the acquisition of Dial-A-Page, Inc. (see Note G), Teletouch designated 15,000 shares of authorized preferred stock as "Series A 14% Cumulative Preferred Stock" (the "Series A Preferred Stock") and 411,457 shares as "Series B Preferred Stock". The CIVC Investors purchased the 15,000 shares, with an initial liquidation value of $15 million ($33.5 million at May 31, 2001), of the Series A Preferred Stock as well as the Subordinated Notes (see Note F). Dividends on the Series A Preferred Stock accrue at the rate of 14% per annum and compound on a quarterly basis. Each share of Series A Preferred Stock, as well as dividends in arrears, are convertible after August 3, 2003 into common stock, at the option of the Series A Preferred Shareholder, based on a stated formula. As of May 31, 2001, the conversion of Series A Preferred Stock would result in an estimated issuance of 2.9 million shares of common stock (6.4 million shares of common stock if dividends in arrears are paid "in kind") using the conversion price stated in the agreement. However, the agreement states that the conversion price will in no event be more than the market price of the Company's common stock. Based on the closing market price of the Company's stock on May 31, 2001, the conversion of Series A Preferred Stock would result in an estimated issuance of 18.8 million shares of common stock (41.8 million shares of common stock if dividends in arrears are paid "in kind").

     The CIVC Investors also received warrants, exercisable at a nominal price, to purchase 3,377,301 shares of Teletouch common stock (the "Common Stock Purchase Warrants") and 411,457 shares of Series B Preferred Stock (the "Series B Preferred Stock Purchase Warrants"). Each share of Series B Preferred Stock is convertible into nine shares of Common Stock. CIVC has the right to require that its securities be registered for public sale two years after the conversion into common stock.

     As of May 31, 2001, holders have exercised an aggregate of 716,461 Common Stock Purchase Warrants and 87,286 Series B Preferred Stock Purchase Warrants. The Series 662,662 $0.87 - $6.00 $1.98 A Preferred Stock and the Series B Preferred Stock are non-voting except as to the merger or consolidation with another entity or entities, or the sale of substantially all of the assets of the Company.

     As discussed in Note F, the Credit Agreement prohibits the payment of dividends on the Series A Preferred Stock. At May 31, 2001, approximately $18.5 million of dividends ($1,231.00 per share) were in arrears (or 3.5 million shares of common stock if paid "in kind" using the conversion price stated in the agreement and 23.1 million shares of common stock if paid "in kind" using the closing market price of the Company's common stock on May 31, 2001, as previously discussed). Dividends earned per share in fiscal years 2001, 2000, and 1999 were $286.81, $247.92 and $221.66, respectively.

     Common stock reserved: The following represents the shares of common stock to be issued on an "if-converted" basis at May 31, 2001, (in thousands):


       Conversion of Series A Preferred Stock                    41,831
       Common Stock Purchase Warrants                             2,661
       Conversion of Series B Preferred Stock                     3,692
       Consultant Warrants                                          200
       1994 Stock Option and Stock Appreciation Rights Plan       1,000
       Other options                                                117
                                                                 ------
                                                                 49,501
                                                                 ======

*using the conversion price as of May 31, 2001 and including dividends payable in common stock

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

                                                                                                        Weighted
Stock option activity has been as follows:                                                               Average
                                                                   Number of     Exercise Price       Exercise Price
                                                                    Shares          Per Share            Per Share
                                                                   ---------     --------------       --------------
Options outstanding at May 31, 1998..............................   662,662       $0.87 - $6.00            $1.98

    Options granted to officers and management...................    50,000               $0.87            $0.87
    Options granted to directors.................................     3,996               $0.87            $0.87
    Options forfeited............................................   (16,666)              $2.44            $2.44
                                                                   --------      --------------       --------------
Options outstanding at May 31, 1999..............................   663,992       $0.87 - $6.00            $1.88
                                                                   --------      --------------       --------------

    Options granted to officers and management...................   105,000       $0.69 - $1.88            $1.22
    Options granted to directors.................................     2,664               $0.81            $0.81
    Options forfeited............................................  (156,664)      $3.56 - $6.00            $4.42
                                                                   --------      --------------       --------------

Options outstanding at May 31, 2000..............................   614,992       $0.69 - $3.38            $1.12
                                                                   --------      --------------       --------------


    Options granted to officers and management...................   167,667               $2.26            $2.26
    Options forfeited............................................   (65,000)      $0.69 - $1.88            $1.43
                                                                   --------      --------------       --------------
Options outstanding at May 31, 2001..............................   717,659       $0.69 - $3.38            $1.36
                                                                   --------      --------------       --------------
Exercisable at May 31, 2001......................................   443,392                                $1.37
                                                                   --------                           --------------

Exercisable at May 31, 2000......................................   277,677                                $1.30
                                                                   --------                           --------------
Exercisable at May 31, 1999......................................   298,978                                $2.73
                                                                   --------                           --------------
Weighted-average fair value of options
          granted during 2001....................................  $ 1.51
                                                                   ------
Weighted-average fair value of options
          granted during 2000....................................  $ 0.62
                                                                   ------
Weighted-average fair value of options
          granted during 1999....................................  $ 1.81
                                                                   ------
Weighted-average remaining
          contractual life.......................................    7.0 years

         Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if Teletouch had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a binomial option pricing model with the following weighted-average assumptions for 2001, 2000, and 1999, respectively: risk-free interest rates of 5.50%, 6.50%, and 5.75%;

dividend yields of 0% for all years; volatility factors of the expected market price of the Company's common stock of 1.33 in 2001, .70 in 2000, and .63 in 1999, and a weighted-average expected life of the option of 2 to 5 years.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the options' vesting period. The pro forma effects on net income for fiscal 2001, 2000, and 1999 are not representative of the pro forma effect on net income in future years because they do not take into consideration pro forma compensation expense related to grants made prior to 1995. The Company's pro forma information follows (in thousands, except per share information):

                                                                2001        2000        1999
                                                              --------    --------    --------
     Pro forma net loss applicable to common stockholders     $(50,293)   $(9,895)   $(10,798)

     Pro forma loss per share                                 $ (10.69)   $ (2.32)   $  (2.55)

         In December 1999, the Company reduced the exercise price of all outstanding employee and director owned stock options to $0.87, which was equal to the average of the closing price of the Company's common stock for the 20-trading days prior to December 1, 1999. Compensation expense associated with these repriced options will be measured and recognized in accordance with the recently issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation". No compensation expense was recorded for these options during fiscal years 2001 and 2000.

         Under the terms of a contractual agreement, Teletouch granted options to acquire 50,000 shares of common stock, exercisable at a price of $9.00, to a company that provided investor and public relations services. In addition, options to acquire 66,666 shares of common stock, exercisable at a price of $7.56, were granted to an officer of that company.

NOTE K - RETIREMENT PLAN

         Effective October 1995, Teletouch began sponsoring a defined contribution retirement plan covering substantially all of its employees. Employees who are at least 21 years of age are eligible to participate. Eligible employees may contribute up to a maximum of 16% of their earnings. The Company pays the administrative fees of the plan and began matching 75% of the first 6% of employees' contributions in October 1998. Contributions of approximately $265,000, $220,000 and $120,000 were made in fiscal years 2001, 2000, and 1999, respectively.

NOTE L - NOTE RECEIVABLE

         At May 31, 2000, the Company had a note receivable of $515,000 from a supplier. In June 2000, the note was exchanged for 150,000 shares of restricted common stock of the supplier and software. There was no gain or loss associated with this transaction. Due to the decline in the market value of the common stock, which was considered other than temporary, and the impairment of the software, during the fourth quarter of fiscal 2001, the Company recorded a charge of approximately $468,000 to write off the common stock and the remaining net book value of the software.

NOTE M - SELECTED QUARTERLY FINANCIAL DATA

         Summarized quarterly financial data for the years ended May 31, 2001 and 2000 are set forth below (in thousands except per share amounts):

                                                          Three Months Ended
                                          ---------------------------------------------------
                    Fiscal 2001            August 31,  November 30,  February 28,    May 31,
                    -----------
                                              2000         2000          2001         2001
                                          -----------  ------------  ------------  ----------
Service, rent, and maintenance revenue      $ 11,223     $ 11,205     $ 10,636     $  9,865
Product sales revenue                          2,994        3,070        4,037        3,265
                                            --------     --------     --------     --------
     Total Revenues                           14,217       14,275       14,673       13,130
Net book value of products sold               (2,877)      (3,509)      (3,707)      (3,313)
                                            --------     --------     --------     --------
                                              11,340       10,766       10,966        9,817
Operating income (loss) (1)                      186          625         (318)     (36,940)
Net loss (1)                                  (2,031)      (1,604)      (2,568)     (39,612)
Loss per share - basic and diluted (1)         (0.71)       (0.56)       (0.74)       (8.11)


                                                          Three Months Ended
                                          ---------------------------------------------------
                    Fiscal 2000            August 31,  November 30,  February 28,    May 31,
                    -----------
                                              1999         1999          2000         2000
                                          -----------  ------------  ------------  ----------
Service, rent, and maintenance revenue      $ 11,123     $ 11,156     $ 11,383     $ 11,502
Product sales revenue                          2,307        2,579        3,011        3,530
                                            --------     --------     --------     --------
     Total Revenues                           13,430       13,735       14,394       15,032
Net book value of products sold               (2,121)      (2,497)      (2,893)      (3,700)
                                            --------     --------     --------     --------
                                              11,309       11,238       11,501       11,332
Operating income (loss)                          358            2          771          599
Net loss                                      (1,333)      (2,117)      (1,295)      (1,278)
Loss per share - basic and diluted             (0.53)       (0.72)       (0.53)       (0.52)

(1) Includes the impairment charges recorded in the three month period ended May 31, 2001. See Note B.

                                   SCHEDULE II
                         TELETOUCH COMMUNICATIONS, INC.


                 Valuation and Qualifying Accounts and Reserves
                                 (in thousands)


                                                            Year Ended
Allowance for Doubtful Accounts                   May 31,     May 31,   May 31,
                                                   1999        2000      2001

Balance at beginning of year                      $   167   $     167   $   213
     Additions charged to income                      779        1393     1,647
     Balances written off, net of recoveries         (779)     (1,347)   (1,622)
                                                  -------   ---------   -------
Balance at end of year                            $   167   $     213   $   238
                                                  =======   =========   =======

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 29, 2001.

                                    TELETOUCH COMMUNICATIONS, INC.

                                    By:      /s/ Robert M. McMurrey
                                            -------------------------------
                                            Robert M. McMurrey
                                            Chairman

         In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature                                          Title                          Date
---------                                          -----                          ----
 /s/ Robert M. McMurrey                       Chairman,                      August 29, 2001
-----------------------------------
Robert M. McMurrey                            Chief Executive Officer

 /s/ J. Kernan Crotty                         President,                     August 29, 2001
-----------------------------------
J. Kernan Crotty                              Chief Financial Officer

                                              Director                       August 29, 2001
-----------------------------------
Charles C. Green III

 /s/ Clifford E. McFarland                    Director                       August 29, 2001
-----------------------------------
Clifford E. McFarland