Form 10-K/A
period 2001-05-31
TELETOUCH COMMUNICATIONS INC
filed 2001-09-28
CIK 928659

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                  FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED: MAY 31, 2001
                                ------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________ TO ________

                           Commission File No. 1-13436
                       ----------------------------------
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

     Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of August 31, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on that date, was approximately $1,056,273. As of August 31, 2001, the registrant had outstanding 4,926,189 shares of Common Stock, 15,000 shares of Series A Preferred Stock, and 85,354 shares of Series B Preferred Stock.

                               INDEX TO FORM 10-K
                                       of
                         TELETOUCH COMMUNICATIONS, INC.

                                                                                 PAGE NO.
                                                                                 --------
PART I   .............................................................................3
 Item 1.  Business ...................................................................3
 Item 2.  Description of Property ....................................................9
 Item 3.  Legal Proceedings ..........................................................9
 Item 4.  Submission of Matters to a Vote of Security Holders ........................9

PART II  ............................................................................10
 Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters .....10
 Item 6.  Selected Financial Data ...................................................10
 Item 7.  Management's Discussion and Analysis of Results of Operations and Financial
          Condition                                                                  12
 Item 7a. Quantitative and Qualitative Disclosures about Market Risk ................16
 Item 8.  Financial Statement and Supplementary Data ................................16
 Item 9.  Changes In and Disagreements with Accountants On Accounting and Financial
          Disclosure.................................................................16

PART III ............................................................................16
 Item 10. Directors and Executive Officers of the Registrant ........................16
 Item 11. Executive Compensation ....................................................19
 Item 12. Security Ownership of Certain Beneficial Owners and Management ............22
 Item 13. Certain Relationships and Related Transactions ............................23

PART IV  ............................................................................25
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..........25

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

     Teletouch's primary focus has been on pursuing a recapitalization of its debt and certain equity securities. The Company is currently unable to comply with the terms of its Credit Agreement which could allow the lender to terminate the commitment and declare the borrowings totaling $57.3 million due and payable. Further, due to the inability to comply with the terms of the Credit Agreement the lenders of the Junior Subordinated Notes could declare these borrowings of $23.3 million to be due and payable. These events would result in the Company's inability to meet the repayment obligations, causing the Company to seek protection from creditors. The Company's management believes it will be successful in recapitalizing its debt and certain equity equity securities and continues to follow its overall business strategy of minimizing the level of customer attrition while continuing to add new products within all of its distribution channels to minimize the impact of the loss in recurring revenues from its paging subscribers. While the Company continues to have discussions with the lenders, no assurances can be given that the Company will be able to negotiate satisfactory terms. The Company's management believes that it will be successful in recapitalizing its debt and certain equity securities which will help generate sufficient future cash flows to meet the Company's capital needs. If the Company is successful in recapitalizing its debt and certain equity securities, it would consider acquisitions of paging companies that cover larger metropolitan areas provided that those companies also service markets that are strategically located near the Company's existing markets. Teletouch believes its current markets continue to offer significant growth potential for other wireless services. During the next two years, the Company intends to focus most of its efforts on developing its existing sales offices and broadening its range of products sold. By reducing overhead costs and focusing on customer service, the Company believes that it can minimize the impact on operating margins while it develops additional products and services with recurring revenue streams to replace the losses from paging service revenue. Additionally, if the opportunity to acquire other regional paging companies arises, the Company believes it can achieve better operating results than those achieved by the businesses separately by consolidating administrative functions, taking advantage of economies of scale, and sharing common frequencies to offer existing customers a wider area of paging coverage.

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

     The Company now markets all its products and services under the Teletouch name. In order to access the broadest possible market, the Company uses multiple paging distribution channels. These channels include (i) Company- operated sales offices, including mall and other shopping center locations, that sell pagers to the consumer market; (ii) a direct sales staff that concentrates on business accounts; (iii) resellers, who purchase pagers and paging services in bulk and resell them to their own subscribers; and (iv) the resale of other paging carriers' services when customers require coverage outside Teletouch coverage areas.

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

                                            Common Stock
                                        --------------------
                                          High        Low
                                        --------   ---------
     Fiscal Year 2000
     ----------------
       1/st/ Quarter                      1-9/16       13/16
       2/nd/ Quarter                       1-1/8         3/8
       3/rd/ Quarter                      8-7/16         5/8
       4/th/ Quarter                     7-15/16       1-5/8
     Fiscal Year 2001
     ----------------
       1/st/ Quarter                     3-15/16       1-5/8
       2/nd/ Quarter                           3           1
       3/rd/ Quarter                        1.25         .50
       4/th/ Quarter                         .98         .31

---------------------

     As of August 31, 2001, 4,926,189 shares of common stock, 15,000 shares of Series A preferred stock, 85,394 shares of Series B preferred stock, approximately 3,794,000 Common Stock Purchase Warrants and Options and 324,173 Series B Preferred Stock Purchase Warrants were issued and outstanding. Also as of August 31, 2000, there were 43 holders of record of the Company's Common Stock based upon information furnished by Continental Stock Transfer & Trust Company, New York, New York, the Company's transfer agent. The number of holders of record does not reflect the number of beneficial holders, estimated to be in excess of 800, of Teletouch's Common Stock for whom shares and warrants are held by banks, brokerage firms, and other entities.

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

                                            (In Thousands, except Per Share Data, Pagers in Service and
                                                                    ARPU)
                                                  2001         2000         1999         1998         1997
                                             ---------    ---------    ---------    ---------    ---------
Service, rent, and maintenance revenue ...   $  42,929    $  45,164    $  42,792    $  38,831    $  35,478
Product sales  revenue ...................      13,366       11,427        8,346        6,328        5,911
                                             ---------    ---------    ---------    ---------    ---------
  Total revenues .........................      56,295       56,591       51,138       45,159       41,389
Net book value of products sold ..........     (13,405)     (11,211)      (8,000)      (6,634)      (6,506)
                                             ---------    ---------    ---------    ---------    ---------
                                             $  42,890    $  45,380    $  43,138    $  38,525    $  34,883
Operating expenses (5) ...................      79,337       43,650       42,678       38,329       36,212
                                             ---------    ---------    ---------    ---------    ---------
Operating income .........................     (36,447)       1,730          460          196       (1,329)
Interest expense, net ....................      (8,775)      (7,908)      (7,823)      (8,535)      (8,177)

Loss on investments ......................        (356)           -            -            -            -
                                             ---------    ---------    ---------    ---------    ---------
Gain (loss) on disposal of assets ........        (237)         155           23        4,171            -
                                             ---------    ---------    ---------    ---------    ---------
Loss before income taxes .................     (45,815)      (6,023)      (7,340)      (4,168)      (9,506)
Income tax expense/(benefit) .............           -            -            -           48         (476)
                                             ---------    ---------    ---------    ---------    ---------
Loss before extraordinary item ...........     (45,815)      (6,023)      (7,340)      (4,216)      (9,030)
Extraordinary item .......................           -            -            -            -       (3,389)
                                             ---------    ---------    ---------    ---------    ---------
Net loss before preferred stock dividends.   $ (45,815)   $  (6,023)   $  (7,340)   $  (4,216)   $ (12,419)
                                             =========    =========    =========    =========    =========

Loss per share applicable to common stock:
------------------------------------------
Loss before extraordinary item ...........   $  (10.65)   $   (2.29)   $   (2.52)   $   (1.66)   $   (2.72)
Extraordinary item .......................           -            -            -            -        (0.80)
                                             =========    =========    =========    =========    =========
Net loss .................................   $  (10.65)   $   (2.29)   $   (2.52)   $   (1.66)   $   (3.52)
                                             =========    =========    =========    =========    =========

EBITDA (1)(2)(3)(4) ......................   $  11,292    $  14,827    $  15,508    $  14,316    $  12,402
                                             =========    =========    =========    =========    =========
Pagers in service at end of period .......     354,700      411,700      394,200      349,700      321,100
                                             =========    =========    =========    =========    =========
Average revenue per unit ("ARPU") ........   $    8.78    $    8.98    $    9.25    $    9.33    $   10.02
                                             =========    =========    =========    =========    =========
Total assets (5) .........................   $  31,445    $  77,693    $  81,256    $  87,194    $  92,173
                                             =========    =========    =========    =========    =========
Long-term debt, net of current portion (6)   $       -    $  71,927    $  75,944    $  74,487    $  79,824
                                             =========    =========    =========    =========    =========

---------------------------
(1) EBITDA represents earnings before interest, taxes, depreciation, and amortization (and certain non-recurring income and expenses, such as the gain on sale of assets). EBITDA is a standard measure of financial performance in the paging industry. However, EBITDA is not a measure defined in generally accepted accounting principles ("GAAP") and should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with GAAP. EBITDA is, however, one of the primary financial measures by which the Company's compliance with contractual covenants is calculated under its debt agreements.
(2) In January 2001, Teletouch restructured certain retail operations and product lines. In May 2001 Teletouch decided to discontinue its own branded prepaid cellular product line. These actions resulted in non-recurring costs that have been included in operating expenses and net book value of products sold. The EBITDA shown above for fiscal 2001 excludes $959,000 of non-recurring costs associated with these activities, consisting primarily of severance expenses, lease payments for unoccupied space and impairment of cellular phone inventory. Additionally, the EBITDA shown above for fiscal 2001 excludes $356,000 of losses on stock held for investment and $255,000 on impairment of certain fixed assets related to Teletouch's prepaid cellular product line. EBITDA shown above also excludes the impairment charges of $36,589,000 recorded in the three month period ended May 31, 2001.
(3) In May 1999, Teletouch restructured certain administrative activities, resulting in non-recurring costs that have been included in operating expenses. The EBITDA shown above for fiscal 1999 excludes the $275,000 of non-recurring costs associated with the restructure, consisting primarily of personnel severance and rent on leases for unoccupied space.
(4) In May 1998, Teletouch and Premier Paging, Inc. ("Premier") reached a settlement with regard to the termination of the proposed acquisition of Premier. The EBITDA shown above for fiscal 1998 excludes $837,000 of non-recurring costs associated with this settlement.
(5) Includes the impairment charges recorded in the three month period ended May 31, 2001.
(6)  $66,935,000 of long-term debt has been classified as a current liability.

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

Item 9. Changes In and Disagreements with Accountants On Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors,Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act.


     As of August 31, 2001, the board of directors consisted of four members: two Class I Directors (Messrs. McMurrey and McFarland), one Class II Director (Mr. Crotty), and one Class III Director (Mr. Green). Messrs. McMurrey and McFarland, the Class I directors will stand for election for a three-year term at the next annual meeting. The Class II Director, Mr. Crotty will stand for re-election in 2002. Our By-Laws provide that the board of directors is divided into three classes and that each director shall serve a term of three years and that the total number of directors shall consist of no fewer than three and no more than twelve members.

     Biographical information with respect to the present executive officers and directors of Teletouch are set forth below. There are no family relationships between any present executive officers or directors.

Name                               Age (1)                              Title
---------------------------   ----------------    -------------------------------------------------
Robert M. McMurrey                 55               Chairman of the Board of Directors and Chief
                                                    Executive Officer
Clifford E. McFarland              45               Director
Charles C. Green III               55               Director
J. Kernan Crotty                   57               Director, President, Chief Operating Officer,
                                                    Chief Financial Officer and Assistant Secretary
J. Richard Carlson                 39               Director, President, Chief Executive Officer
                                                    and Chief Operating Officer

Name                              Age (1)           Title
---------------------------   ----------------      ----------------------------
Marcus D. Wedner                    38              Director
Thomas E. Van Pelt, Jr.             37              Director
Thomas E. Gage                      50              Director

_______________________________
(1) As of August 31, 2001.

     Robert M. McMurrey, Chairman of the Board of Directors and Chief Executive Officer, has been a director of Teletouch since 1984. He served as Chief Executive Officer until February 2000 and was re-elected to that position in May 2001. He is also the President, Chief Executive Officer, a director and the sole stockholder of Rainbow Resources. Through Rainbow Resources, Mr. McMurrey acquired a controlling interest in Teletouch in 1984. Mr. McMurrey is the sole stockholder of Progressive Concepts Communications, Inc. ("PCCI") which is in turn the sole stockholder of Progressive Concepts, Inc. ("PCI"), a Texas corporation, a provider of radio communications, telephone and telecommunication equipment, accessories and supplies. Mr. McMurrey is also both an officer and director of PCI. Mr. McMurrey was active in the oil and gas industry for over 30 years. Mr. McMurrey received a B.S. Degree in Petroleum Engineering from the University of Texas in 1971.

     Clifford E. McFarland has been a director of Teletouch since May 1995. In 1991 Mr. McFarland co-founded McFarland, Grossman & Company ("MGC"), an investment bank in Houston, Texas. Mr. McFarland has served as the President and a Managing Director of MGC since its inception. From time to time, MGC has rendered investment banking services to Teletouch, and to certain affiliates of Teletouch. See "Compensation of Directors and Executive Officers--Consulting and Other Arrangements."

     Charles C. Green III has been a director of Teletouch since May 1995. In September 1997, he became Executive Vice President and Chief Financial Officer of Castle Tower Holding Corporation, a telecommunications holding company, and he continues to be associated with Castle in that capacity. During 1997 he was Executive Vice President, Chief Financial Officer and a director of Bellweather Exploration Company, an independent oil and gas company in Houston.

     J. Kernan Crotty joined Teletouch as Executive Vice President and Chief Financial Officer in November 1998. In May 2001 he was promoted to President and Chief Operating Officer in addition to his other duties. From 1995 to 1998, Mr. Crotty was founder and a principal of Latah Creek Investment Company, a manufacturer and importer of home furnishings, as well as a principal and Vice President of Courtside Products, Inc., a manufacturer and importer of sporting goods. Mr. Crotty holds an MBA degree from New York University and is a Certified Public Accountant.

     J. Richard Carlson served as President and Chief Operating Officer of Teletouch from August 1997 through May 2001. As a result of a vacancy on the board of directors, he was appointed and served as a director of Teletouch from November 1998 through May 2001. Mr. Carlson also served as Chief Executive Officer from February 2000 through May 2001. . Mr. Carlson resigned from all positions held at Teletouch, including his directorship, effective May 31, 2001.

     Thomas E. Gage served a director of Teletouch from March 1998 until his resignation from the board of directors on July 12, 2001. Since 1996, Mr. Gage has been Chairman and owner of Marconi Pacific, LLC, a Bethesda, Maryland consulting firm. From time to time, Marconi Pacific provides consulting services to Teletouch. See "Compensation of Directors and Executive Officers-- Consulting and Other Arrangements."

     Marcus D. Wedner served as a director of Teletouch from August 1995 until his resignat ion from the board of directors on August 28, 2001. Since 1992, Mr. Wedner has been a Managing Director of CIVC, a venture capital investing company. Mr. Wedner is also a director of TransWestern Publishing Company, L.P., the holding company of an independent publisher of yellow pages directories.

     Thomas E. Van Pelt, Jr. served as a director of Teletouch from March 1998 until his resignation from the board of directors on August 31, 2001. From January 2000, Mr. Van Pelt was a general partner of Talon Equity Partners, LLC, a private equity firm. From 1994 to 2000, Mr. Van Pelt has been a Managing Director of CIVC.

     Each officer of Teletouch is appointed by the board of directors and holds his office(s) at the pleasure and direction of the board to serve in such capacities until the next annual meeting of the board of directors.

     There are no material proceedings to which any director, officer or affiliate of Teletouch, any owner of record or beneficially of more than five percent of any class of voting securities of Teletouch, or any associate of any such director, officer, affiliate of Teletouch or security holder is a party adverse to Teletouch or any of its subsidiaries or has a material interest adverse to Teletouch or any of its subsidiaries.

     No director, officer or affiliate of Teletouch, any owner of record or beneficially of more than five percent of any class of voting securities of Teletouch during the last five years (a) has been convicted of any criminal proceeding (excluding traffic violations or similar misdemeanors) or (b) has been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, United States federal or state securities laws or finding any violations with respect to such laws.

Committees of the Board of Directors

     The Committees of the Board of Directors are as follows:

The board of directors has established three standing committees, namely, an Audit Committee, a Compensation Committee and an Executive Committee. The board of directors does not have a standing nominating committee or any committee serving a similar function.

     Audit Committee. The duties and responsibilities of the Audit Committee are to recommend the selection of the independent public accountants for Teletouch to the board of directors, to review the scope and cost of the audit, to review the performance and procedures of the auditors, to review the final report of the independent auditors, to be available for consultation with the independent auditors, to review with the Teletouch Chief Financial Officer and independent auditors corporate accounting practices and policies and financial controls, and to perform all other duties as the Board of directors may from time to time designate. Mr. McFarland is currently the sole member of the Audit Committee subsequent to the resignation of Thomas E. Gage and Thomas E. Van Pelt from the board of directors effective July 12, 2001 and August 31, 2001 respectively. During the fiscal year ended May 31, 2001, the Audit Committee held three meetings.

     Compensation Committee. The duties and responsibilities of the Compensation Committee are to review periodically the compensation of executive officers and other key employees, to make recommendations as to bonuses and salaries, and to perform all other duties as the board of directors may from time to time designate. Charles C. Green III is currently the sole member of the Compensation Committee subsequent to the resignation of Marcus D. Wedner from the board of directors effective August 28, 2001. During the fiscal year ended May 31, 2001, the Compensation Committee held one meeting.

     Executive Committee. The duties and responsibilities of the Executive Committee are to exercise the powers and authority of the board of directors in the management of the business and affairs of Teletouch, to the extent not assigned to other committees of the board of directors and to the extent permitted by Delaware law and the By-Laws of Teletouch. Robert M. McMurrey is the sole member of the Executive Committee subsequent to the resignation of Marcus D. Wedner from the board of directors effective August 28, 2001. During the fiscal year ended May 31, 2001, the Executive Committee held no meetings.

     We do not have a nominating committee or any committee serving a similar function.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act) requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership of equity securities of Teletouch with the Securities and Exchange Commission (SEC). Officers, directors, and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file.

     Based solely upon a review of Forms 3 and Forms 4 furnished to us pursuant to Rule 16a-3 under the Exchange Act during our most recent fiscal year and Forms 5 with respect to our most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors, and security holders required to file the same during the fiscal year ended May 31, 2001.


Item 11.  Executive Compensation

     The following table sets forth the aggregate cash compensation paid for services rendered to Teletouch during the last three years by each person serving as Teletouch's Chief Executive Officer and Teletouch's most highly compensated executive officers serving as such as of May 31, 2001 whose compensation was in excess of $100,000.

                                                                       Long-Term Compensation
                                                                       ----------------------------------

                        Annual Compensation                            Awards
                        ---------------------------------------------  ------------------------------------


                                                                       Securities
                                                      Other            Restricted     Underlying
     Name and                               Bonus($)  Annual           Stock          Options/
     Principal Position  Year    Salary($)  (1)       Compensation($)  Awards($) (2)  SARs(#)
     ------------------ ------   ---------  --------  ---------------  -------------  ---------- ----------
     Robert M            2001    175,000     80,000                 -              -           -
     McMurrey;           2000    175,000     40,000                 -              -           -
     Chairman of the     1999    175,000                            -              -           -
     Board (3)

     J. Richard          2001    177,000     13,500                 -              -           -
     Carlson;            2000    193,987    140,000                 -              -     166,667
     President, CEO and  1999    175,000     65,000                 -              -           -
     COO (4)

     J. Kernan Crotty    2001    130,192     80,000                 -        100,000           -
     Executive Vice      2000    125,000     45,000                 -              -           -
     President and CFO   1999     66,018     41,500                 -         50,000           -
     -----------------
     (5)
     ---

     Nancy Andersen      2001     95,000     25,000                 -              -           -
     Vice President      2000     88,346      7,885                 -              -           -
                         1999     83,077      7,200                 -              -           -

(1) Unless otherwise indicated, bonuses shown were paid in the fiscal year following the year in which services were provided.
(2) The number and value of the aggregate restricted stock beneficial holdings for the named executives at the end of the last fiscal year, based on the closing price of the common stock on May 31, 2001, were as follows (without giving effect to the consideration paid for the securities held): Mr.
     McMurrey: 1,200,000 shares, with a value of $960,000; Mr. Carlson: 15,566 shares, with a value of $12,453, and Mr. Crotty, no shares.
(3) Mr. McMurrey was also Chief Executive Officer of Teletouch until February 2000 and was reappointed to that position in May 2001. He currently holds options to purchase 16,666 shares issued in 1995.
(4) Mr. Carlson resigned as President and Chief Executive Officer in May 2001. The bonus amount reported for Mr. Carlson for fiscal year 2000 includes $100,000 paid upon renewal of his employment agreement in June 2000. The bonus amount reported for fiscal year 2001 includes $87,500 paid to him upon his resignation from his positions as CEO, COO and President of the Company in May 2001.

(5) Mr. Crotty became an employee of Teletouch during fiscal year 1999; consequently the fiscal 1999 salary figure is for an abbreviated period. Mr. Crotty became President, Chief Operating Officer, and Chief Financial Officer in May 2001 at an annual salary of $175,000. The bonus shown for Mr. Crotty for fiscal year 1999 includes $10,000 paid upon joining the Company.

Option/SAR Grants in Last Fiscal Year (2001)

     The following table sets forth certain information with respect to options granted during the fiscal year ended May 31, 2001 for persons named in the Summary Compensation Table.

                               Number of Securities          Percent of Total         Exercise or
                                    Underlying            Options/SARs Granted to      Base Price     Grant Date    Expiration
     Name                    Options/SARs Granted (#)    Employees in Fiscal Year      ($/Share)        Value          Date
     ----------------------  ------------------------    -------------------------    ------------    ----------    ----------
     Robert M. McMurrey                             -                           -                -            ??          -

     J. Richard Carlson (2)                         -                           -                -            ??          -

     J. Kernan Crotty                         100,000                          97%     $      1.00            ??       11/30/10

     Nancy Anderson                                 -                           -                -            ??          -

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

     The following table sets forth certain information with respect to: (i) options exercised during the fiscal year ended May 31, 2001 by named executive officers and with respect to unexercised options held by such persons at the end of the fiscal year ended May 31, 2001.



                                Shares                         Number of Securities            Value of Unexercised in the
                                Acquired on     Value          Underlying Unexercised          Money Options/SARs at
     Name                       Exercise (#)    Realized ($)   Options/SARs at FY-End (#)      FY-End ($)
     -----------------------   -------------   -------------   --------------------------      ---------------------------
                                                               Exercisable      Unexercisable  Exercisable  Unexercisable
                                                               ---------------  -------------  -----------  --------------
     Robert M. McMurrey                    -               -         16,666 (1)             0            0               0

     J. Richard Carlson (2)                -               -        344,757           156,243            0               0

     J. Kernan Crotty                      -               -         56,759            93,241            0               0

     Nancy Anderson                        -               -         13,333                 -            0               0

-----------------
(1) Options to exercise an option to purchase 66,666 shares expired unexercised subsequent to the fiscal year ended May 31, 1999.
(2) Mr. Carlson resigned effective May 31, 2001. His options expired unexercised on August 31, 2001.

Director Compensation

     Each director of Teletouch who is not a salaried officer or employee of Teletouch or of a subsidiary of Teletouch receives compensation for serving as a director and fees for attendance at meetings of the board of directors or of any committee appointed by the board of directors as determined by the board from time to time. The directors are also eligible to receive options under our stock option plans at the discretion of the board of directors. Historically, non-employee directors received a one-time grant of options to purchase 6,666 shares of common stock upon election as a director; and all non-employee non-affiliate directors received a grant of options to purchase 666 shares of common stock on the first business day of each calendar year. All directors are entitled to reimbursement of reasonable travel and lodging expenses related to attending meetings of the board of directors.

     Teletouch's policy is that every non-employee, non-affiliate director of Teletouch shall be paid $500 for attendance at meetings of the board of directors ($100 for telephonic attendance). Such amount is in addition to reimbursement to such directors for out-of-pocket expenses related to meeting attendance.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

     In August 1995, Teletouch entered into an employment agreement with Mr. McMurrey, Chairman of the Board and then Chief Executive Officer. Pursuant to the employment agreement, Mr. McMurrey was employed at a base salary of $175,000 per annum for the three years ending August 1998, and was entitled to bonuses based on a performance formula. Pursuant to the agreement, Teletouch issued to Mr. McMurrey options to purchase 16,666 shares of common stock, which are vested in full. Mr. McMurrey's employment agreement was extended for an additional one-year period, according to its terms.

     In July 1997, Teletouch entered into an employment agreement with J. Richard Carlson, President, Chief Executive Officer and Chief Operating Officer. Pursuant to the agreement, Mr. Carlson was employed at a base salary of $175,000 per annum for the first two years ending August 4, 1999, and was entitled to bonuses based on a performance formula. Teletouch issued to Mr. Carlson options to purchase 333,333 shares of common stock, exercisable at $.87 per share, vesting in five equal annual installments over five years. Mr. Carlson's employment agreement was renewed on June 25, 2000 for a term ending in May 2001, at an annual salary of $200,000. Subsequently, Mr. Carlson voluntarily reduced his salary to the previous year's level, $175,000. The new employment agreement entitled him to bonuses based on a performance formula. Under the renewed agreement, Teletouch issued to Mr. Carlson options to purchase 166,667 shares of common stock, exercisable at $2.225 per share, which vested ratably over a two-year period. The exercise price of these options was subsequently reduced to $0.87. Teletouch also paid Mr. Carlson a $100,000 signing bonus upon his renewal of the employment agreement. The agreement also contains confidentiality and non-competition provisions. In addition, the agreement provides for death benefits and disability benefits and provide for the payment by Teletouch of any expenses of the employee incurred in any successful proceeding to enforce provisions of his employment agreement. Mr. Carlson resigned as an officer and director of the Company in May 2001, and his employment agreement is no longer in effect.

     Teletouch has no employment agreement with Mr. Crotty as of the date of this report.

Consulting and Other Arrangements

     Thomas E. Gage served as a director of Teletouch until his resignation from the board of directors on July 12, 2001. He is the Chairman of Marconi Pacific LLC, a company which provides consulting services to Teletouch on an as-needed basis. During the fiscal year ended May 31, 2001, the Company paid Marconi Pacific $35,357 for services rendered to Teletouch.

     Clifford E. McFarland, a director of Teletouch, is President and a Managing Director of McFarland, Grossman & Company. During the fiscal year ended May 31, 2001, Teletouch paid $314 to Mr. McFarland's firm for consulting services. In addition, Mr. McFarland's firm has provided services to TLL, LLC, an affiliate of Mr. McMurrey, in connection with TLL's attempts to renegotiate and/or purchase the Company's institutional debt. See Item 12, Security Ownership of Certain Beneficial Owners and Management.

Compensation Committee Interlocks and Insider Participation

     Mr. Green is the sole member of the Compensation Committee. Mr. Green is a non-employee director of the Company. Mr. Wedner, who served on the Compensation Committee until his resignation from the board of directors, was a non-employee director of Teletouch, and was affiliated with CIVC throughout his
tenure as a director.   See Item 12, Security Ownership of Certain Beneficial
Owners and Management.

Stock Option Plan

     Under the Teletouch Communications, Inc. 1994 Stock Option and Appreciation Rights Plan (the "Stock Option Plan"), directors of Teletouch who are not also employees may participate in the Stock Option Plan only to the extent of grants of Non-Qualified Options on a non-discretionary basis pursuant to a formula set forth in the Stock Option Plan to the effect that on the date of election to the Board, each non-employee director shall receive a Non-Qualified Option to purchase 6,666 shares of common stock at an exercise price equal to the fair market value per share of the common stock on that date. Each such option shall vest and become exercisable one year from the date of grant thereof.

          Messrs. Green, McFarland and Gage were each granted options upon their joining the board of directors. In addition, the board of directors has adopted a policy providing that each non-employee, non-affiliate director shall receive a non-discretionary Non-Qualified Option pursuant to the Stock Option Plan to purchase 666 shares of common stock effective as of June 1, 1998 and subsequently on the first business day of January each year beginning in January 1999. Each option will be exercisable at a price equal to the closing market price on the date of grant, and will vest in full one year from the date of grant. Messrs. Gage, Green and McFarland were each granted options to purchase 666 shares effective June 1, 1998, January 4, 1999, January 3, 2000 and January 2, 2001, respectively.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table shows beneficial ownership of (1) each executive officer and director individually; (2) all executive officers and directors of Teletouch as a group; and (3) all persons known by Teletouch to be the beneficial owners of five percent or more of Teletouch common stock as of the close of business on August 31, 2001. As of August 31, 2001, there were issued and outstanding the following: _4,926,179 shares of common stock, 15,000 shares of Series A Preferred Stock, 85,394 shares of Series B Preferred Stock, approximately 3,794,000 common stock options and warrants and 324,173 Series B warrants.

Name and Address of Beneficial                       Number of Shares     % of Common Stock
Owner (1)                           Title of Class   Beneficially Owned   Beneficially Owned
---------------------------------   --------------   ------------------   ------------------

Robert M. McMurrey                   common stock             6,341,649                 64.9%
110 N. College, Suite 200
Tyler, TX  75702 (2)(3)(4)(5)(13)

Clifford E. McFarland (3)(6)         common stock                14,665                   *
McFarland, Grossman & Company
9821 Katy Freeway, Suite 500
----------------------------
Houston, TX  77024
                                     common stock                 8,664                   *
Charles C. Green III (3)(7)
Castle Tower Holding Corporation
510 Bering, Suite 310
Houston, TX  77057

Continental Illinois Venture         common stock             5,307,404                 54.0%
Corporation (8)(14)
231 South La Salle Street
Chicago, IL  60697

J. Kernan Crotty (2)(3)(9)           common stock                59,692                  1.2%
110 N. College, Suite 200
Tyler, TX  75702
----------------

CIVC Partners I (10) (14)            common stock               511,763                 10.0%
c/o Continental Illinois Venture
Corporation
231 South La Salle Street
Chicago, IL  60697

Name and Address of Beneficial                       Number of Shares     % of Common Stock
Owner (1)                           Title of Class   Beneficially Owned   Beneficially Owned
---------------------------------   --------------   ------------------   ------------------
GM Holdings, L.L.C. (11)             common stock               701,526                 13.4%
201 Fourth Avenue North, 11th
Floor
Nashville, TN  37219

TLL Partners, L.L.C. (5)(13)         common stock             5,117,641                 52.5%
110 N. College, Suite 200
Tyler, TX  75702

Rainbow Resources, Inc. (13)         common stock             1,200,000                 24.4%
110 N. College, Suite 200
Tyler, TX  75702

All Executive Officers & Directors   common stock             6,424,670                 65.2%
as a Group (4 Persons) (12)

---------------
* Indicates less than 1.0%.
(1) Unless otherwise noted, Teletouch believes that all shares referenced in this table are owned of record by each individual named as beneficial owner and that each individual has sole voting and dispositive power with respect to the shares of common stock owned by each of them. In accordance with Rule 13d-3, each person's percentage ownership is determined by assuming that the options or convertible securities that are held by that person, and which are exercisable within 60 days from the date hereof, have been exercised or converted, as the case may be.
(2)  Executive Officer.
(3)  Director.
(4) Includes 1,200,000 shares of common stock owned by of Rainbow Resources, Inc., a Texas corporation (RRI). Mr. McMurrey is the sole director and shareholder of RRI. Includes 16,666 shares underlying options issued to Mr. McMurrey. By virtue of Mr. McMurrey's sole ownership of RRI, he may be deemed to be a "parent" of Teletouch pursuant to the Securities Exchange
     Act.   The principal business of RRI is the ownership and operation of oil and gas properties and the ownership of Teletouch securities.
(5) Includes 5,117,641 additional common shares purchased by TLL Partners, L.L.C., a Delaware limited liability company (TLL), upon exercise of the option (defined below). TLL has executed a certain Option and Securities Purchase Agreement pursuant to which TLL purchased an option (the Option) to acquire from CIVC Partners I and Continental Illinois Venture Corporation all of their shares of Teletouch common stock, Common Stock Warrants, shares of Series B Preferred Stock together with the Series B Warrants, and shares of Series A Preferred Stock. If TLL exercises the Option and converts all related securities into Common Stock, it will acquire direct ownership of 5,117,641 additional Common Shares. The principal business of TLL is to act as a holding company for Mr. McMurrey's investment in Teletouch securities. Mr. McMurrey is the sole member and sole officer of TLL.
(6)  Includes 14,665 shares underlying stock options granted to Mr. McFarland.
(7)  Represents shares underlying stock options granted to Mr. Green.
(8) Includes 2,660,840 shares of common stock underlying a warrant issued to Continental Illinois Venture Corporation (CIVC) and 1,945,038 shares of common stock underlying warrants to purchase 324,173 shares of non-voting Series B Preferred Stock (each share of Series B Preferred Stock is convertible into six shares of common stock). Also includes 405,276 shares of common stock issued, and 296,250 shares of common stock issuable, for which CIVC holds the voting rights. CIVC may be deemed to be the beneficial owner of such additional shares pursuant to the rules of attribution of beneficial ownership set forth in Rule 13d-3 under the Securities Exchange Act. Does not include liquidation value of $11,818,000 (or 11,818 shares) of non-voting Series A Preferred Stock issued to CIVC. CIVC may be deemed to be a "parent" of Teletouch pursuant to the Securities Exchange Act.
(9)  Represents shares underlying stock options granted to Mr. Crotty.
(10) Includes 216,114 shares of common stock, which may be acquired upon conversion of 36,019 shares of non-voting Series B Preferred Stock. Does not include liquidation value of $1,313,000 (or 1,313 shares) of Series A Preferred Stock issued to CIVC Partners I.
(11) Includes 296,250 shares of common stock, which may be acquired upon conversion of 49,375 shares of non-voting Series B Preferred Stock. All of such shares are also included in the figure reported for CIVC in this table because CIVC holds the voting power, but not the dispositive power, for such shares. See Footnote 8. Does not include liquidation value of $1,800,000 (or 1,800 shares) of Series A Preferred Stock issued to GM Holdings, L.L.C.
(12) Includes 1,207,342 shares of common stock issued and outstanding and 5,134,307 shares of common stock underlying exercisable warrants, options and convertible preferred shares.
(13) Based upon information set forth in the Schedule 13D filed by Robert McMurrey, RRI and TLL with the SEC on August 28, 20001. Teletouch has not made independent inquiry into the information recited therein. Mr. McMurrey has voting and dispositive power over all Teletouch securities owned by RRI and TLL.
(14) Based upon information set forth in the Schedule 13D filed by Continental Illinois Venture Corporation with the SEC on August 28, 2001. Teletouch has not made independent inquiry into the information recited therein.


Item 13.  Certain Relationships and Related Transactions

Transactions with Management and Others

     See Item 11 above for descriptions of the terms of employment and consulting agreements between Teletouch and certain officers, directors and other related parties.

     The following information is based upon information set forth in the
Schedule 13D filed by Robert McMurrey, Rainbow Resources, Inc. (RRI) and TLL Partners, L.L.C. (TLL) with the SEC on August 28, 2001 and in the Schedule 13D filed by Bank of America Corporation, Bank of America, National Association, Continental Illinois Venture Corporation, CIVC Partners I, NB Holdings Corporation, Marcus D. Wedner, Daniel G. Helle, Sue C. Rushmore, Thomas E. Van Pelt, Jr. and Christopher J. Perry with the on August 28, 2001. Teletouch has not made an independent inquiry into the information recited in that Schedule 13D.

Option and Securities Purchase Agreement

     Robert M. McMurrey is the founder and the Chairman of the Board of Teletouch. Mr. McMurrey's investments in Teletouch are made through TLL and RRI. RRI is a Texas corporation of which Robert M. McMurrey is the sole director and shareholder. The principal business of RRI is the ownership and operation of oil and gas properties and the ownership of Teletouch securities. TLL is a Delaware limited liability company of which Robert M. McMurrey is the sole member and sole officer. The principal business of TLL is to act as a holding company for Mr. McMurrey's investment in Teletouch securities. Mr. McMurrey, RRI and TLL are collectively referred to below as the Reporting Persons.

     TLL executed a certain Option and Securities Purchase Agreement (the Agreement), dated August 24, 2001 and effective August 28, 2001, by and among TLL, CIVC Partners I, a Delaware limited partnership (Partners), and Continental Illinois Venture Corporation, a Delaware corporation (CIVC, and, together with Partners, the Sellers). Pursuant to the Agreement, TLL paid $50,000 for an option (the Option) to purchase from the Sellers: (i) 295,649 shares, (ii) warrants (the Common Stock Warrants), which are immediately exercisable, to purchase 2,660,840 shares, (iii) 36,019 shares of Series B Preferred Stock (the Series B Shares), which are immediately convertible into 216,114 shares; (iv) warrants (the Series B Warrants), which are immediately exercisable, to purchase 324,173 Series B Shares, which are immediately convertible into 1,945,038 shares; and (v) 13,131 shares of Series A Preferred Stock, which are convertible from and after August 3, 2003 into a number of shares to be determined on the date of conversion. TLL used $50,000, which had been loaned to it by Mr. McMurrey, to fund the purchase of the Option. TLL may exercise the Option at any time on or before May 24, 2002, though it must pay an additional $50,000 (the Option Extension Premium) to extend the Option beyond November 23, 2001. Upon the exercise of the Option, TLL must pay the Sellers an aggregate amount of $795,818, less the amount of any payments already received by the Sellers. The Agreement also provides that certain other stockholders may, and any transferee of the Sellers or such other stockholders must, adopt the Agreement.

     The Reporting Persons state that they beneficially own their shares (i) for investment purposes, (ii) for the exercise of control of Teletouch, and (iii) in order to attempt to restructure the debt and equity of Teletouch and thereby improve its financial condition. The Agreement provides that CIVC shall cause each member of the Board of Directors of Teletouch who is a CIVC or Partners designee to resign within seven days of the date of the Agreement and shall not designate a replacement unless approved in writing by TLL. Messrs., Van Pelt, and Wedner respectively resigned on August 31, 2001 and August 28, 2001 pursuant to the Agreement.

     Mr. McMurrey beneficially owns 6,341,649 shares. They include 16,666 shares issuable upon the exercise of an option granted by the Board of Directors of Teletouch pursuant to his Employment Agreement, the 1,200,000 shares owned by RRI, which is owned and controlled by Mr. McMurrey, and the shares purchasable upon exercise of the Option owned by TLL, which in turn is also owned by Mr. McMurrey. The 6,341,649 shares beneficially owned by Mr. McMurrey represent 64.9% of the outstanding shares, based upon (i) the number of shares outstanding as of the most recent practicable date and (ii) the number of additional shares that will be outstanding upon the exercise of the Option and the conversion into, or exercise for, shares of any securities purchased upon the exercise of the Option, pursuant to Rule 13d-3(d)(1)(i).

     TLL beneficially owns 5,117,641 shares as follows: TLL has a right to acquire (i) 295,649 shares upon the exercise of the Option; (ii) 2,660,840 shares upon the exercise of the Common Stock Warrants acquired upon the exercise of the Option; (iii) 216,114 shares upon the conversion of the Series B Shares acquired upon the exercise of the Option; and (iv) 1,945,038 shares upon the conversion of the Series B Shares acquired upon the exercise of the Series B Warrant acquired upon the exercise of the Option. The 5,117,641 shares that TLL beneficially owns represent 52.5% of the outstanding shares, based upon (i) the number of shares outstanding as of the most recent practicable date and (ii) the number of additional shares that will be outstanding upon the exercise of the Option and the conversion into, or exercise for, shares of any securities purchased upon the exercise of the Option, pursuant to Rule 13d-3(d)(1)(i).

     RRI beneficially owns 1,200,000 shares.

Stockholders Agreement

     Teletouch, RRI, Mr. McMurrey, the Sellers and certain other stockholders of the Company are parties to a Stockholders Agreement, dated August 3, 1995 (the Stockholders Agreement), which governs certain rights and obligations regarding the voting and disposition of the shares held by the respective parties. The Agreement provides that the termination of the Stockholders Agreement is a condition to the exercise of the Option by TLL. A copy of the Stockholders Agreement was filed by Teletouch with the SEC on August 18, 1995, as an exhibit to the Company's Current Report on Form 8-K and is incorporated herein by reference.


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

                   Index to Consolidated Financial Statements


Report of Independent Auditors...............................F-2

Consolidated Balance Sheets..................................F-3

Consolidated Statements of Operations........................F-4

Consolidated Statements of Cash Flows........................F-5

Consolidated Statements of Shareholders' Equity (Deficit)....F-6

Notes to Consolidated Financial Statements.................  F-7

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

                                    /s/ Ernst & Young LLP

Dallas, Texas
August 22, 2001

                TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                                     May 31, 2001   May 31, 2000
                                                                                                     ------------   ------------
ASSETS
CURRENT ASSETS:

           Cash and cash equivalents...................................................................  $  3,999       $  6,828
           Accounts receivable, net of allowance of $238 in 2001 and $213 in 2000......................     2,351          2,262
           Inventory...................................................................................     4,552          5,337
           Deferred income tax assets..................................................................        56             56
           Note receivable.............................................................................         -            515
           Certificates of deposit, restricted as to use...............................................       101            750
           Prepaid expenses and other current assets...................................................       532          1,663
                                                                                                         --------       --------
                                                                                                           11,591         17,411

PROPERTY, PLANT AND EQUIPMENT, net of
           Accumulated depreciation of $16,591 in 2001 and $13,633 in 2000.............................    18,484         19,117

GOODWILL, INTANGIBLES, AND OTHER ASSETS:
           Goodwill....................................................................................         -         24,892
           Subscriber bases............................................................................         -         28,421
           FCC licenses................................................................................         -         22,036
           Non-compete agreements......................................................................         -            705
           Debt issue costs............................................................................     4,100          4,100
           Other.......................................................................................         -            304
           Accumulated amortization....................................................................    (2,730)       (39,293)
                                                                                                         --------       --------
                                                                                                            1,370         41,165
                                                                                                         --------       --------
                                                                                                         $ 31,445       $ 77,693
                                                                                                         ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
           Accounts payable and accrued expenses.......................................................  $  3,029       $  4,796
           Current portion of long-term debt...........................................................    12,196          6,608
           Long-term debt classified as current........................................................    66,935              -
           Current portion of unearned sale/leaseback profit...........................................       418            418
           Deferred revenue............................................................................     1,312          1,593
                                                                                                         --------       --------
                                                                                                           83,890         13,415
LONG-TERM LIABILITIES:
           Long term debt, net of current portion......................................................         -         71,927
           Unearned sale/leaseback profit, net of current portion......................................     2,327          2,747
                                                                                                         --------       --------
                                                                                                            2,327         74,674
COMMITMENTS AND CONTINGENCIES..........................................................................         -              -
DEFERRED INCOME TAXES..................................................................................     1,042          1,042
SHAREHOLDERS' EQUITY (DEFICIT):
           Series A cumulative convertible preferred stock, $.001 par value, 15,000 shares
              authorized, issued, and outstanding in 2001 and 2000.....................................         -              -
           Series B convertible preferred stock, $.001 par value, 411,457 shares authorized, 86,025 and
              87,286 shares issued and outstanding in 2001 and 2000,  respectively.....................         -              -
           Common stock, $.001 par value, 25,000,000 shares authorized, 4,926,210 shares
              issued in 2001 and 4,298,192 issued and outstanding in 2000..............................         5              4
           Treasury Stock, 49,400 shares...............................................................       (62)             -
           Additional paid-in capital..................................................................    26,363         24,863
           Accumulated deficit.........................................................................   (82,120)       (36,305)

                                                                                                         --------       --------
                                                                                                          (55,814)       (11,438)
                                                                                                         --------       --------
                                                                                                         $ 31,445       $ 77,693
                                                                                                         ========       ========

                 See Accompanying Notes to Financial Statements

                 TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except shares and per share amounts)

                                                                    Year ended May 31,
                                                        -----------------------------------------
                                                            2001           2000           1999
                                                        -----------    -----------    -----------

Service, rent, and maintenance revenue ..............   $    42,929    $    45,164    $    42,792
Product sales revenue ...............................        13,366         11,427          8,346
                                                        -----------    -----------    -----------
   Total revenues ...................................        56,295         56,591         51,138
Net book value of products sold .....................       (13,405)       (11,211)        (8,000)
                                                        -----------    -----------    -----------
                                                             42,890         45,380         43,138
Costs and expenses:
      Operating .....................................        15,881         14,636         13,370
      Selling .......................................         8,961          8,281          5,657
      General and administrative ....................         7,710          7,636          8,878
      Depreciation and amortization .................        10,196         13,097         14,773
      Impairment charges ............................        36,589              -              -
                                                                                      -----------
                                                        -----------    -----------    -----------
Total costs and expenses ............................        79,337         43,650         42,678
                                                        -----------    -----------    -----------
Operating income ....................................       (36,447)         1,730            460

Gain (loss) on disposal of assets ...................          (237)           155             23

Loss on investments .................................          (356)             -              -

Interest expense, net
                                                             (8,775)        (7,908)        (7,823)
                                                        -----------    -----------    -----------

Net loss.............................................       (45,815)        (6,023)        (7,340)
Preferred stock dividends ...........................        (4,302)        (3,718)        (3,325)
                                                        -----------    -----------    -----------

Loss applicable to common stockholders ..............   $   (50,117)   $    (9,741)   $   (10,665)
                                                        ===========    ===========    ===========

Loss per share - basic and diluted ..................   $    (10.65)   $     (2.29)   $     (2.52)
                                                        ===========    ===========    ===========

Weighted Average Shares Outstanding-Basic and Diluted     4,706,393      4,256,359      4,235,527
                                                        ===========    ===========    ===========

                 See Accompanying Notes to Financial Statements

                 TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                Year Ended May 31,
                                                       --------------------------------
                                                         2001        2000        1999
                                                       --------    --------    --------
Operating Activities:
      Net loss .....................................   $(45,815)   $ (6,023)   $ (7,340)
      Adjustments to reconcile net loss to net cash
        provided by operating activities:
      Depreciation and amortization ................     10,196      13,097      14,773
      Impairment charges ...........................     36,589           -           -
      Non-cash consulting expense ..................          -           -          55
      Non cash interest expense ....................      3,600       3,123       3,032
      Provision for inventory impairment ...........        474           -           -
      Provision for losses on accounts receivable ..      1,647       1,443         779
      (Gain) loss on disposal of assets ............        237        (155)        (23)
      Amortization of unearned sale/leaseback profit       (420)       (418)       (405)
      Loss on investments ..........................        356           -           -
      Changes in operating assets and liabilities:
          Accounts receivable, net .................     (1,735)     (1,738)       (936)
          Inventories ..............................      1,555         735         417
          Prepaid expenses and other assets ........      1,131        (857)        (95)
          Accounts payable and accrued expenses ....     (1,766)         86         (54)
          Deferred revenue .........................       (397)         79         337
                                                       --------    --------    --------
Net cash provided by operating activities ..........      5,652       9,372      10,540

Investing Activities:
      Capital expenditures, including pagers .......     (6,479)     (7,836)     (7,642)
      Acquisitions, net of cash acquired ...........       (239)       (547)          -
      Deferred costs associated with acquisitions ..         46        (170)         (2)
      Redemption of certificates of deposit ........        649         725           -
      Purchase of certificates of deposit ..........          -        (750)       (725)
      Net proceeds from sale of assets .............        132         254          49
                                                       --------    --------    --------
Net cash used for investing activities .............     (5,891)     (8,324)     (8,320)

Financing Activities:
      Debt incurred in connection with acquisitions           -         208           -
      Purchase of treasury stock ...................        (62)          -           -
      Payments on long-term debt ...................     (2,528)       (262)     (1,000)
      Net proceeds from exercise of
          common stock warrants ....................          -          47           -
                                                       --------    --------    --------

Net cash used for financing activities .............     (2,590)         (7)     (1,000)
                                                       --------    --------    --------

Net increase (decrease) in cash and cash equivalents     (2,829)      1,041       1,220
Cash and cash equivalents at beginning of period ...      6,828       5,787       4,567
                                                       --------    --------    --------

Cash and cash equivalents at end of period .........   $  3,999    $  6,828    $  5,787
                                                       ========    ========    ========

                 See Accompanying Notes to Financial Statements

                 TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (In Thousands Except Number of Shares)

                                             Preferred Stock                                  Additional                 Accumulated
                                             ---------------
                                       Series A          Series B           Common Stock       Paid-In   Treasury Stock    Earnings
                                       --------          --------           ------------                 --------------
                                    Shares  Amount   Shares    Amount     Shares     Amount    Capital   Shares   Amount   (Deficit)
                                    ------  ------   ------   --------   ---------   ------    --------  ------   ------   --------
Balance at May 31, 1998 .........   15,000  $    -   87,287   $      -   4,235,611   $    4    $ 24,761       -   $    -   $(22,942)

    Net loss ....................        -       -        -          -           -        -           -       -        -     (7,340)
    Other .......................        -       -       (1)         -         (84)       -          55       -        -
                                    ------  ------   ------   --------   ---------   ------    --------  ------   ------   --------

Balance at May 31, 1999 .........   15,000  $    -   87,286   $      -   4,235,527   $    4    $ 24,816       -   $    -   $(30,282)

    Net loss ....................        -       -        -          -           -        -           -       -        -     (6,023)
    Exercise of warrants ........        -       -        -          -      62,665        -          47       -        -
                                    ------  ------   ------   --------   ---------   ------    --------  ------   ------   --------


Balance at May 31, 2000 .........   15,000  $    -   87,286   $      -   4,298,192   $    4    $ 24,863       -   $    -   $(36,305)


    Net loss ....................        -       -        -          -           -        -           -       -        -    (45,815)
    Acquisition of business .....        -       -        -                600,000        1       1,500       -        -          -
    Conversion of preferred stock        -       -   (1,261)                11,352        -           -       -        -          -
    Exercise of warrants ........        -       -        -          -      16,666        -           -       -        -          -
    Purchase of Treasury Stock ..        -       -        -          -           -        -           -  49,400      (62)         -
                                    ------  ------   ------   --------   ---------   ------    --------  ------   ------   --------


Balance at May 31, 2001 .........   15,000  $    -   86,025   $      -   4,926,210   $    5    $ 26,363  49,400   $  (62)  $(82,120)
                                    ======  ======   ======   ========   =========   ======    ========  ======   ======   ========

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

     Property, Plant and Equipment: Property, plant and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the following estimated useful lives:

                Pagers..........................................................        3 years
                Paging infrastructure...........................................     5-15 years
                Building and improvements.......................................    10-20 years
                Other equipment.................................................     5-10 years
                Leasehold improvements..........................................   Shorter of estimated useful
                                                                                   life or term of lease

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

NOTE E - PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following (in thousands):

                                                                                2001                2000
                                                                                ----                ----
         Land...................................................           $       -            $     46
         Leased pagers..........................................               5,900               6,949
         Paging infrastructure..................................              19,757              18,293
         Buildings and improvements.............................               2,185               1,631
         Other equipment........................................               7,233               5,831
                                                                           ---------            --------
                                                                              35,075              32,750
         Accumulated depreciation...............................             (16,591)            (13,633)
                                                                           ---------            --------
                                                                           $  18,484            $ 19,117
                                                                           =========            ========

         Depreciation expense was $6.8 million, $6.4 million and $7.1 million in fiscal 2001, 2000, and 1999, respectively.

NOTE F - LONG-TERM DEBT

         Long-term debt consisted of the following (in thousands):

                                                                                2001                2000
                                                                                ----                ----
         Notes payable..........................................           $  57,322            $ 59,750
         Junior subordinated notes..............................              21,713              18,589
         Other..................................................                  96                 196
                                                                           ---------            --------
                                                                              79,131              78,535
         Less current portion.....................................            12,196                   -
         Less long-term debt classified as current..............              66,935               6,608
                                                                           ---------            --------
                                                                           $       -            $ 71,927
                                                                           =========            ========

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

         Significant components of Teletouch's deferred income tax liabilities and assets as of May 31, 2001 and 2000 follow (in thousands):

                                                                        2001         2000
                                                                        ----         ----
Deferred income tax liabilities:
   Depreciation methods ...........................................   $  2,192    $  2,119
   Other ..........................................................        100         100
Total deferred income tax liabilities .............................   $  2,292    $  2,219
Deferred income tax assets:
   Intangible assets ..............................................     11,396       2,401
   Allowance for doubtful accounts ................................         88          55
   Unrecognized gain ..............................................        933       1,089
   Alternative minimum tax credit carry forward ...................         85          85
   Net operating loss carry forward ...............................     10,030       6,591
   Valuation allowance ............................................    (21,226)     (8,988)
                                                                      --------    --------
Total deferred income tax assets ..................................      1,306       1,233
                                                                      --------    --------
Net deferred income tax liability .................................   $    986    $    986
                                                                      ========    ========

A reconciliation from the federal statutory income tax rate to the effective income tax rate for the fiscal years 2001, 2000, and 1999 follows:

                                                         2000    1999     1998
                                                         ----    ----     ----
Statutory income tax rate (benefit) ...............    (34.0)%  (34.0)%  (34.0)%
Change in valuation allowance .....................     26.9%    30.7%    30.9%
Expenses not deductible for tax purposes, primarily
   Amortization of intangible assets ..............      7.2%     3.3%     2.7%
Other .............................................     (0.1)%      -      0.4%
                                                        ----     ----    ------
Effective income tax rate .........................        -        -        -
                                                        ====     ====    ======


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

         2002..................................................         $ 3,046
         2003..................................................          2,363
         2004..................................................          1,789
         2005..................................................          1,208
         2006..................................................            796
         2007 and thereafter...................................          1,659
                                                                       -------
                                                                       $10,861
                                                                       -------

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


                                                                                                    Weighted
Stock option activity has been as follows:                                                           Average
                                                            Number of      Exercise Price     Exercise Price
                                                               Shares           Per Share          Per Share
                                                            ---------       -------------     --------------
Options outstanding at May 31, 1998 .......................   662,662       $0.87 - $6.00              $1.98

    Options granted to officers and management ............    50,000               $0.87              $0.87
    Options granted to directors ..........................     3,996               $0.87              $0.87
    Options forfeited .....................................   (16,666)              $2.44              $2.44
                                                            ---------       -------------     --------------
Options outstanding at May 31, 1999 .......................   663,992       $0.87 - $6.00              $1.88
                                                            ---------       -------------     --------------

    Options granted to officers and management ............   105,000       $0.69 - $1.88              $1.22
    Options granted to directors ..........................     2,664               $0.81              $0.81
    Options forfeited .....................................  (156,664)      $3.56 - $6.00              $4.42
                                                            ---------       -------------     --------------
Options outstanding at May 31, 2000 .......................   614,992       $0.69 - $3.38              $1.12
                                                            ---------       -------------     --------------

    Options granted to officers and management ............   167,667               $2.26              $2.26
    Options forfeited .....................................   (65,000)      $0.69 - $1.88              $1.43
                                                            ---------       -------------     --------------
Options outstanding at May 31, 2001 .......................   717,659       $0.69 - $3.38              $1.36
                                                            ---------       -------------     --------------

Exercisable at May 31, 2001 ...............................   443,392                                  $1.37
                                                            ---------                         --------------
Exercisable at May 31, 2000 ...............................   277,677                                  $1.30
                                                            ---------                         --------------
Exercisable at May 31, 1999 ...............................   298,978                                  $2.73
                                                            ---------                         --------------

Weighted-average fair value of options
          granted during 2001 .............................   $1.51
                                                            ---------
Weighted-average fair value of options
          granted during 2000 .............................   $0.62
                                                            ---------
Weighted-average fair value of options
          granted during 1999 .............................   $1.81
                                                            ---------
Weighted-average remaining
          contractual life ................................   7.0 years

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

                                                                      2000          1999          2001
                                                                  --------       -------      --------
         Pro forma net loss applicable to common stockholders     $(50,293)      $(9,895)     $(10,798)

         Pro forma loss per share                                 $ (10.69)      $ (2.32)     $  (2.55)

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

NOTE M - SELECTED QUARTERLY FINANCIAL DATA

         Summarized quarterly financial data for the years ended May 31, 2001 and 2000 are set forth below (in thousands except per share amounts):


                                                                       Three Months Ended
                                                    --------------------------------------------------------
                    Fiscal 2001                     August 31,    November 30,     February 28,      May 31,
                    -----------
                                                       2000          2000              2001           2001
                                                    ----------    ------------     ------------     --------
Service, rent, and maintenance revenue              $   11,223    $     11,205     $     10,636     $  9,865
Product sales revenue                                    2,994           3,070            4,037        3,265
                                                    ----------    ------------     ------------     --------
     Total Revenues                                     14,217          14,275           14,673       13,130
Net book value of products sold                         (2,877)         (3,509)          (3,707)      (3,313)
                                                    ----------    ------------     ------------     --------
                                                        11,340          10,766           10,966        9,817
Operating income (loss) (1)                                186             625             (318)     (36,940)
Net loss (1)                                            (2,031)         (1,604)          (2,568)     (39,612)
Loss per share - basic and diluted (1)                   (0.71)          (0.56)           (0.74)       (8.11)

                                                                       Three Months Ended
                                                    --------------------------------------------------------
                    Fiscal 2001                     August 31,    November 30,     February 28,      May 31,
                    -----------
                                                       2000          2000              2001           2001
                                                    ----------    ------------     ------------     --------
Service, rent, and maintenance revenue                  11,123    $     11,156     $     11,383     $ 11,502
Product sales revenue                                    2,307           2,579            3,011        3,530
                                                    ----------    ------------     ------------     --------
     Total Revenues                                     13,430          13,735           14,394       15,032
Net book value of products sold                         (2,121)         (2,497)          (2,893)      (3,700)
                                                    ----------    ------------     ------------     --------
                                                        11,309          11,238           11,501       11,332
Operating income (loss)                                    358               2              771          599
Net loss                                                (1,333)         (2,117)          (1,295)      (1,278)
Loss per share - basic and diluted                       (0.53)          (0.72)           (0.53)       (0.52)

(1)  Includes the impairment charges recorded in the three month period ended
     May 31, 2001.   See Note B.

                                   SCHEDULE II
                         TELETOUCH COMMUNICATIONS, INC.


                 Valuation and Qualifying Accounts and Reserves
                                 (in thousands)


                                                                Year Ended
Allowance for Doubtful Accounts                     May 31,       May 31,     May 31,
                                                     1999          2000        2001
Balance at beginning of year                       $    167      $    167    $     213
     Additions charged to income                        779          1393        1,647
     Balances written off, net of recoveries           (779)       (1,347)      (1,622)
                                                   --------      --------    ---------
Balance at end of year                             $    167      $    213    $     238
                                                   ========      ========    =========



===============================================================================

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 29, 2001.

                         TELETOUCH COMMUNICATIONS, INC.

                           By:   /s/ Robert M. McMurrey
                                 ----------------------
                                 Robert M. McMurrey
                                 Chairman

         In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature                                          Title                                       Date
---------                                          -----                                       ----
 /s/ Robert M. McMurrey                       Chairman,                                   August 29, 2001
------------------------------
Robert M. McMurrey                            Chief Executive Officer

 /s/ J. Kernan Crotty                         President,                                  August 29, 2001
---------------------------
J. Kernan Crotty                              Chief Financial Officer

                                              Director                                    August 29, 2001
---------------------------------
Charles C. Green III

 /s/ Clifford E. McFarland                    Director                                    August 29, 2001
----------------------------------
Clifford E. McFarland