Form 10-K/A
period 2001-05-31
TELETOUCH COMMUNICATIONS INC
filed 2001-10-02
CIK 928659

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

     Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of August 31, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on that date, was approximately $1,054,173. As of August 31, 2001, the registrant had outstanding 4,926,189 shares of Common Stock, 15,000 shares of Series A Preferred Stock, and 85,354 shares of Series B Preferred Stock.

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

Item 9. Changes In and Disagreements with Accountants On Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors,Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act.


     As of August 31, 2001, the board of directors consisted of four members: two Class I Directors (Messrs. McMurrey and McFarland), one Class II Director (Mr. Crotty), and one Class III Director (Mr. Green). Messrs. McMurrey and McFarland, the Class I directors will stand for election for a three-year term at the next annual meeting. The Class II Director, Mr. Crotty will stand for re-election in 2002. The Class III Director, Mr. Green, will stand for re-election in 2003. Our By-Laws provide that the board of directors is divided into three classes and that each director shall serve a term of three years and that the total number of directors shall consist of no fewer than three and no more than twelve members.

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

                                                                         Long-Term Compensation
                                                                         ----------------------------------

                          Annual Compensation                            Awards
                          ---------------------------------------------  ------------------------------------


                                                                         Securities
                                                        Other            Restricted     Underlying
     Name and                                 Bonus($)  Annual           Stock          Options/
     Principal Position    Year    Salary($)  (1)       Compensation($)  Awards($) (2)  SARs(#)
     ------------------   ------   ---------  --------  ---------------  -------------  ----------
     Robert M              2001    175,000     80,000                 -              -           -
     McMurrey;             2000    175,000     40,000                 -              -           -
     Chairman of the       1999    175,000                            -              -           -
     Board (3)

     J. Richard            2001    177,000     13,500                 -              -           -
     Carlson;              2000    193,987    140,000                 -              -     166,667
     President, CEO and    1999    175,000     65,000                 -              -           -
     COO (4)

     J. Kernan Crotty      2001    130,192     80,000                 -        100,000           -
     Executive Vice        2000    125,000     45,000                 -              -           -
     President and CFO (5) 1999     66,018     41,500                 -         50,000           -

     Nancy Andersen        2001     95,000     25,000                 -              -           -
     Vice President        2000     88,346      7,885                 -              -           -
                           1999     83,077      7,200                 -              -           -

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

                               Number of Securities          Percent of Total         Exercise or
                                    Underlying            Options/SARs Granted to      Base Price     Grant Date    Expiration
     Name                    Options/SARs Granted (#)    Employees in Fiscal Year      ($/Share)        Value          Date
     ----------------------  ------------------------    -------------------------    ------------    ----------    ----------
     Robert M. McMurrey                             -                           -                -             -          -

     J. Richard Carlson                             -                           -                -             -          -

     J. Kernan Crotty                         100,000                          97%     $      1.00   $   100,000       11/30/10

     Nancy Andersen                                 -                           -                -             -          -

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

     The following table sets forth certain information with respect to: (i) options exercised during the fiscal year ended May 31, 2001 by named executive officers and with respect to unexercised options held by such persons at the end of the fiscal year ended May 31, 2001.



                                Shares                         Number of Securities            Value of Unexercised in the
                                Acquired on     Value          Underlying Unexercised          Money Options/SARs at
     Name                       Exercise (#)    Realized ($)   Options/SARs at FY-End (#)      FY-End ($)
     -----------------------   -------------   -------------   --------------------------      ---------------------------
                                                               Exercisable      Unexercisable  Exercisable  Unexercisable
                                                               ---------------  -------------  -----------  --------------
     Robert M. McMurrey                    -               -         16,666 (1)             -            -               -

     J. Richard Carlson (2)                -               -        344,757           156,243            -               -

     J. Kernan Crotty                      -               -         56,759            93,241            -               -

     Nancy Andersen                        -               -         13,333                 -            -               -

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table shows beneficial ownership of (1) each executive officer and director individually; (2) all executive officers and directors of Teletouch as a group; and (3) all persons known by Teletouch to be the beneficial owners of five percent or more of Teletouch common stock as of the close of business on August 31, 2001. As of August 31, 2001, there were issued and outstanding the following: 4,926,179 shares of common stock, 15,000 shares of Series A Preferred Stock, 85,394 shares of Series B Preferred Stock, approximately 3,794,000 common stock options and warrants and 324,173 Series B warrants.

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

Clifford E. McFarland (3)(6)         common stock                14,665                   *
McFarland, Grossman & Company
9821 Katy Freeway, Suite 500
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
as a Group (4 Persons) (12)

* Indicates less than 1.0%.
(1) Unless otherwise noted, Teletouch believes that all shares referenced in this table are owned of record by each individual named as beneficial owner and that each individual has sole voting and dispositive power with respect to the shares of common stock owned by each of them. In accordance with Rule 13d-3, each person's percentage ownership is determined by assuming that the options or convertible securities that are held by that person, and which are exercisable within 60 days from the date hereof, have been exercised or converted, as the case may be.
(2)  Executive Officer.
(3)  Director.
(4) Includes 1,200,000 shares of common stock owned by of Rainbow Resources, Inc., a Texas corporation (RRI). Mr. McMurrey is the sole director and shareholder of RRI. Includes 16,666 shares underlying options issued to Mr. McMurrey. By virtue of Mr. McMurrey's sole ownership of RRI, he may be deemed to be a "parent" of Teletouch pursuant to the Securities Exchange
     Act.   The principal business of RRI is the ownership and operation of oil and gas properties and the ownership of Teletouch securities.
(5) Includes 5,117,641 additional common shares purchased by TLL Partners, L.L.C., a Delaware limited liability company (TLL), upon exercise of the option (defined below). TLL has executed a certain Option and Securities Purchase Agreement pursuant to which TLL purchased an option (the Option) to acquire from CIVC Partners I and Continental Illinois Venture Corporation all of their shares of Teletouch common stock, Common Stock Warrants, shares of Series B Preferred Stock together with the Series B Warrants, and shares of Series A Preferred Stock. If TLL exercises the Option and converts all related securities into Common Stock, it will acquire direct ownership of 5,117,641 additional Common Shares. The principal business of TLL is to act as a holding company for Mr. McMurrey's investment in Teletouch securities. Mr. McMurrey is the sole member and sole officer of TLL.
(6) Includes 8,665 shares underlying stock options granted to Mr. McFarland. Also includes 6,000 shares owned indirectly by Mr. McFarland.
(7)  Represents shares underlying stock options granted to Mr. Green.
(8) Includes 2,660,840 shares of common stock underlying a warrant issued to Continental Illinois Venture Corporation (CIVC) and 1,945,038 shares of common stock underlying warrants to purchase 324,173 shares of non-voting Series B Preferred Stock (each share of Series B Preferred Stock is convertible into six shares of common stock). Also includes 405,276 shares of common stock issued, and 296,250 shares of common stock issuable, for which CIVC holds the voting rights. CIVC may be deemed to be the beneficial owner of such additional shares pursuant to the rules of attribution of beneficial ownership set forth in Rule 13d-3 under the Securities Exchange Act. Does not include liquidation value of $11,818,000 (or 11,818 shares) of non-voting Series A Preferred Stock issued to CIVC. CIVC may be deemed to be a "parent" of Teletouch pursuant to the Securities Exchange Act.
(9)  Represents shares underlying stock options granted to Mr. Crotty.
(10) Includes 216,114 shares of common stock, which may be acquired upon conversion of 36,019 shares of non-voting Series B Preferred Stock. Does not include liquidation value of $1,313,000 (or 1,313 shares) of Series A Preferred Stock issued to CIVC Partners I.
(11) Includes 296,250 shares of common stock, which may be acquired upon conversion of 49,375 shares of non-voting Series B Preferred Stock. All of such shares are also included in the figure reported for CIVC in this table because CIVC holds the voting power, but not the dispositive power, for such shares. See Footnote 8. Does not include liquidation value of $1,800,000 (or 1,800 shares) of Series A Preferred Stock issued to GM Holdings, L.L.C.
(12) Includes 1,207,342 shares of common stock issued and outstanding and 5,211,329 shares of common stock underlying exercisable warrants, options and convertible preferred shares.
(13) Based upon information set forth in the Schedule 13D filed by Robert McMurrey, RRI and TLL with the SEC on August 28, 20001. Teletouch has not made independent inquiry into the information recited therein. Mr. McMurrey has voting and dispositive power over all Teletouch securities owned by RRI and TLL.
(14) Based upon information set forth in the Schedule 13D filed by Continental Illinois Venture Corporation with the SEC on August 28, 2001. Teletouch has not made independent inquiry into the information recited therein.


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