Form 10-Q
period 2001-08-31
TELETOUCH COMMUNICATIONS INC
filed 2001-10-15
CIK 928659

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended August 31, 2001

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

          110 N. College, Suite 200, Tyler, Texas 75702 (903) 595-8800
          (Address and telephone number of principal executive offices)
                              --------------------

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

Common Stock, $.001 par value - 4,926,189 shares outstanding as of August 31,
2001

                         TELETOUCH COMMUNICATIONS, INC.
                                    FORM 10-Q
                          QUARTER ENDED AUGUST 31, 2001


                                                                                  Page No.
                                                                                  --------

                          Part I. Financial Information
Item 1.   Financial Statements - Teletouch Communications, Inc. (Unaudited)

             Condensed Consolidated Balance Sheets at
                August 31, 2001 and May 31, 2001                                      4

             Condensed Consolidated Statements of Operations -
                Three Months Ended August 31, 2001 and
                August 31, 2000                                                       5

             Condensed Consolidated Statements of Cash Flows -
                  Three Months Ended August 31, 2001 and
                  August 31, 2000                                                     6

             Notes to Condensed Consolidated Financial Statements                     7

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                     11

                           Part II.  Other Information

Item 1.   Legal Proceedings                                                          16

          Signatures                                                                 17


                          Part I. Financial Information

                 TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                              August 31, 2001      May 31, 2001
                                                                                              ---------------      ------------
ASSETS                                                                                            (unaudited)
CURRENT ASSETS:
              Cash and cash equivalents ....................................................         $  5,289          $  3,999
              Accounts receivable, net of allowance of $237 in 2002 and $238 in 2001                    2,322             2,351
              Inventory ....................................................................            4,012             4,552
              Deferred income tax assets ...................................................               56                56
              Certificates of deposit, restricted as to use ................................              101               101
              Prepaid expenses and other current assets ....................................              691               532
                                                                                                     --------          --------
                                                                                                       12,471            11,591

PROPERTY, PLANT AND EQUIPMENT, net of
              accumulated depreciation of $17,265 in 2002 and $16,591 in 2001 ..............           17,849            18,484
DEBT ISSUE COSTS, net of accumulated amortization of $2,834 in 2002 and $2,730 in 2001 .....            1,266             1,370
                                                                                                     --------          --------
                                                                                                     $ 31,586          $ 31.445
                                                                                                     ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
              Accounts payable and accrued expenses ........................................         $  3,744          $  3,029
              Current portion of long-term debt ............................................           14,288            12,196
              Long-term debt classified as current .........................................           65,434            66.935
              Current portion of unearned sale/leaseback profit ............................              418               418
              Deferred revenue .............................................................            1,435             1,312
                                                                                                     --------          --------
                                                                                                       85,319            83,890
UNEARNED SALE/LEASEBACK PROFIT, net of current portion .....................................            2,222             2,327

COMMITMENTS AND CONTINGENCIES ..............................................................               --                --
DEFERRED INCOME TAXES ......................................................................            1,042             1,042
SHAREHOLDERS' EQUITY (DEFICIT):
              Series A cumulative convertible preferred stock, $.001 par value, 15,000
                 shares authorized, issued, and outstanding in 2002 and 2001 ...............               --                --
              Series B convertible preferred stock, $.001 par value, 411,457 shares authorized, 86,025 shares issued and outstanding in 2002 and 2001,
                 respectively ..............................................................               --                --
              Common stock, $.001 par value, 25,000,000 shares authorized, 4,926,189
                 shares issued in 2002 and 4,926,210 in 2001 ...............................                5                 5
              Treasury stock, 50,700 shares ................................................              (63)              (62)
              Additional paid-in capital ...................................................           26,363            26,363
              Accumulated deficit ..........................................................          (83,302)          (82,120)
                                                                                                     --------          --------
                                                                                                      (56,997)          (55,814)
                                                                                                     --------          --------
                                                                                                     $ 31,586          $ 31,445
                                                                                                     ========          ========


      See Accompanying Notes to Condensed Consolidated Financial Statements

                 TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except shares and per share amounts)
                                   (unaudited)


                                                                          Three Months Ended
                                                                              August 31,
                                                                     -----------------------------
                                                                         2001             2000
                                                                     -----------       -----------
Service, rent, and maintenance revenue .......................       $     9,410       $    11,223
Product sales revenue ........................................             2,931             2,994
                                                                     -----------       -----------
   Total revenues ............................................            12,341            14,217
Net book value of products sold ..............................            (2,230)           (2,877)
                                                                     -----------       -----------
                                                                          10,111            11,340
Costs and expenses:
      Operating ..............................................             3,778             4,104
      Selling ................................................             2,027             2,391
      General and administrative .............................             1,831             2,193
      Depreciation and amortization ..........................             1,603             2,466
                                                                     -----------       -----------
Total costs and expenses .....................................             9,239            11,154
                                                                     -----------       -----------
Operating income .............................................               872               186

Gain (loss) on disposal of assets ............................               (13)                5

Interest expense, net ........................................            (2,041)           (2,222)
                                                                     -----------       -----------

Net loss .....................................................            (1,182)           (2,031)
Preferred stock dividends ....................................            (1,171)           (1,021)
                                                                     -----------       -----------

Loss applicable to common stockholders .......................       $    (2,353)      $    (3,052)

                                                                     ===========       ===========

Loss per share - basic and diluted ...........................       $     (0.48)      $     (0.71)
                                                                     ===========       ===========

Weighted Average Shares Outstanding-Basic and Diluted ........         4,875,835         4,298,192
                                                                     ===========       ===========


      See Accompanying Notes to Condensed Consolidated Financial Statements

                 TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                          Three Months Ended
                                                                              August 31,
                                                                     -----------------------------
                                                                         2001             2000
                                                                     -----------       -----------
Operating Activities:
      Net loss ...............................................           $(1,182)          $(2,031)
      Adjustments to reconcile net loss to net cash
        provided by operating activities:
      Depreciation and amortization ..........................             1,603             2,466
      Non-cash stock option expense ..........................                --               350
      Non cash interest expense ..............................               950               857
      Provision for losses on accounts receivable ............               285               455
      (Gain) loss on disposal of assets ......................                13                (5)
      Amortization of unearned sale/leaseback profit .........              (105)             (105)
      Changes in operating assets and liabilities:
          Accounts receivable, net ...........................              (257)             (433)
          Inventories ........................................               740              (113)
          Prepaid expenses and other assets ..................              (158)              232
          Accounts payable and accrued expenses ..............               716              (872)
          Deferred revenue ...................................               123               229
                                                                      ----------        ----------
Net cash provided by operating activities ....................             2,728             1,030

Investing Activities:
      Capital expenditures, including pagers .................            (1,197)           (1,563)
      Redemption of certificates of deposit ..................                --               500
      Deferred cost associated with acquisitions .............                --               (12)
      Net proceeds from sale of assets .......................                15                 8
                                                                      ----------        ----------
Net cash used for investing activities .......................            (1,182)           (1,067)

Financing Activities:
      Purchase of treasury stock .............................                (1)               --
      Payments on long-term debt .............................              (255)              (25)
                                                                      ----------        ----------

Net cash used for financing activities .......................              (256)              (25)
                                                                      ----------        ----------

Net increase (decrease) in cash and cash equivalents .........             1,290               (62)
Cash and cash equivalents at beginning of period .............             3,999             6,828
                                                                      ----------        ----------

Cash and cash equivalents at end of period ...................           $ 5,289           $ 6,766
                                                                      ==========        ==========


      See Accompanying Notes to Condensed Consolidated Financial Statements

                         TELETOUCH COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

     The unaudited condensed consolidated financial statements of Teletouch Communications, Inc., and its subsidiaries ("Teletouch" or the "Company") for the periods ended August 31, 2001 and August 31, 2000 have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Company were disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended May 31, 2001. The balance sheet at May 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain the material adjustments necessary to present fairly the financial position of the Company and the results of its operations and cash flows for the periods ended August 31, 2001 and August 31, 2000. All such adjustments are of a normal recurring nature. Interim period results are not necessarily indicative of the results to be achieved for the full year.

Loss Per Share: Loss per share is computed using the weighted-average number of common shares outstanding during the period.

New Accounting Announcements: In October 2001, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 is effective for years beginning after December 15, 2001 and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 provides a single accounting model for disposition of long-lived assets. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held for sale. The new rules also will supersede the provisions of the Accounting Principles Board Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred. In addition, more dispositions will qualify for discontinued operations treatment in the income statement. SFAS No. 144 is effective for years beginning after December 15, 2001. The Company is currently analyzing the effects of the adoption of SFAS No. 144.

                         TELETOUCH COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE B - BASIS OF PRESENTATION

     The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note D, the Company's Credit Agreement requires, among other things, the maintenance of certain financial and operating covenants and prohibits any payments on the Junior Subordinated Notes and the payment of dividends. As of August 31, 2001, the Company has been unable to amend or negotiate new terms under the Credit Agreement, which would enable the Company to remain in compliance therewith and thereunder as of August 31, 2001, and for subsequent periods. The Company's inability to comply with the terms of the Credit Agreement resulted in the occurrence of an Event of Default under the Credit Agreement which permits the lender to terminate the commitment and to declare the borrowings totaling $57.1 million to be due and payable. Also, based on the terms of the Junior Subordinated Note agreement, if the lender declared the Company not in compliance with the terms of the Credit Agreement, then by definition it would not be in compliance with the terms of the Junior Subordinated Note Agreement resulting in an additional $23.1 million becoming due and payable. While the Company continues to have discussions with the lenders, no assurances can be given that the Company will be able to successfully negotiate satisfactory terms. The respective defaults under the Credit Agreement and Junior Subordinated Notes, the continued decline in cash flow from operations, and the on-going operating difficulties faced by companies in the wireless telecommunications services industry indicate that the Company may be unable to continue as a going concern.

NOTE C - LONG-LIVED ASSETS

     The carrying amount of the long-lived assets is reviewed if facts and circumstances suggest that they may be impaired. If the review indicates that long-lived assets will not be recoverable, as determined by the undiscounted cash flow method, the asset will be reduced to its estimated recoverable value through a charge to operations.

     During the fourth quarter 2001, because of the continued default under the Credit Agreement (see Note D), the continued decline in cash flow and the on-going financial and operating difficulties faced by companies in the wireless telecommunications services industry, the Company determined that the remaining net book value of its long-lived assets were substantially impaired and the recovery of such amounts through future operations or disposition was unlikely. Accordingly, management estimated the future undiscounted cash flows and determined the goodwill and FCC licenses were significantly impaired and therefore recorded a charge equal to remaining net book value of these assets of $36.6 million. No events have occurred during the quarter ended August 31, 2001 that have caused the Company to change any of its estimates as to future undiscounted cash flows, therefore, no additional impairment charges have been recorded against any remaining long-lived assets which consists of property, plant and equipment.

                         TELETOUCH COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE D - LONG-TERM DEBT


Long-term debt consists of the following (in thousands):         August 31,      May 31,
                                                                    2001           2001
                                                                    ----           ----
         Notes payable ....................................      $57,147        $57,322
         Junior subordinated notes ........................       22,559         21,713
         Other ............................................           16             96
                                                                --------       ---------
                                                                  79,722         79,131
         Less current portion .............................       14,288         12,196
         Less portion reclassified as current debt ........       65,434         66,935
                                                                ---------      ---------
                                                                 $    --        $    --
                                                                =========      =========


     Notes Payable: The Company's credit agreement with a group of lenders, led by Chase Manhattan Bank (the "Credit Agreement") provides for loans in an amount not to exceed $70 million. As of August 31, 2001, $57.1 million of the Credit Agreement was funded. Direct costs incurred in connection with obtaining the Credit Agreement of approximately $4.1 million have been deferred and are being amortized, using the effective interest rate method, over the term of the existing loans.

     The Credit Agreement bears interest, at the Company's designation, at a floating rate of the prime rate plus 1% to 2% or LIBOR plus 2% to 3%. These rates vary depending on the leverage ratio of the Company. The Credit Agreement is secured by substantially all of the assets of Teletouch and its subsidiaries. Borrowings under the Credit Agreement require that the principal be repaid in escalating quarterly installments through November 2005.

     The Credit Agreement also requires the maintenance of specified financial and operating covenants, and prohibits any payments on the Junior Subordinated Notes and the payment of dividends. These covenants were amended as of the end of the first three quarters of the fiscal year ended May 31, 2001, which allowed the Company to meet its financial covenant and principal repayment terms at the end of the first three quarters of the prior fiscal year. As of May 31, 2001 and through August 31, 2001, the Company has been unable to negotiate new terms under the Credit Agreement, which would allow the Company to remain in compliance with its terms as of August 31, 2001, and for subsequent periods. Failure to comply with the terms of the agreement results in an Event of Default under the Credit Agreement which in turn allows the lender to terminate the commitment and to declare the borrowings totaling $57.1 million to be due and payable. The Company is in default of its payment obligations under the Credit Agreement as well as under various financial covenants. The Lenders have refused to waive the Events of Default, and are in the process of assessing their alternatives. In any event, no additional borrowings will be available to the Company under the Credit Agreement. Teletouch has classified amounts due under the Credit Agreement as a current liability as of August 31, 2001.

     Junior Subordinated Notes: In August 1995, in connection with the acquisition of Dial-A-Page, Inc., Teletouch borrowed $10 million from Continental Illinois Venture Corporation ("CIVC") and certain other parties both related and unrelated to CIVC (together with CIVC, the "CIVC Investors") in exchange for which Teletouch issued 14% Junior Subordinated Notes to the CIVC Investors. The Subordinated Notes (the "Subordinated Notes") are due in August 2003. The Subordinated Notes were initially recorded, for financial reporting purposes, at approximately $8 million. Included in the Subordinated Note balance was accrued interest of $13.1 million and $12.3 million at August 31, 2001 and May 31, 2001, respectively.

                         TELETOUCH COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The terms of the Subordinated Notes require the maintenance of certain financial and operating covenants and restrict future acquisitions. Pursuant to the Junior Subordinated Note Agreement, if the lender declared the Company not in compliance with the terms of the Credit Agreement, then the Company would not be in compliance with the terms of the Junior Subordinated Note Agreement. The resulting inability to comply with the terms of the Junior Subordinated Note Agreement would cause an additional $23.1 million to become due and payable; therefore, Teletouch has classified the amount outstanding under the Subordinated Notes as a current liability as of August 31, 2001.

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

NOTE E - STOCK OPTIONS

     In December 1999, the Company reduced the exercise price of all outstanding employee and director owned stock options to $0.87, which was equal to the average of the closing price of the Company's common stock for the 20-trading days prior to December 1, 1999. Based on the market value of Teletouch's common stock and in accordance with the recently issued Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation compensation expense of $0 and $350,266 was recorded in the quarters ended August 31, 2001 and 2000, respectively. Additional compensation expense may be recorded in future periods based on fluctuations in the market value of the Company's common stock.

NOTE F - COMPREHENSIVE INCOME

     Total comprehensive income for the three months ended August 31, 2001 and 2000 was a loss of $1,182,000 and $1,926,000, respectively. The difference between comprehensive income and net loss for period ended August 31, 2000 was related to unrealized gains on marketable equity securities that were classified as available for sale. Due to the decline in the market value of these equity securities as of May 31, 2001, which was considered other than temporary, the Company recorded a charge of approximately $468,000 to write off the equity securities during the fourth quarter of fiscal 2001 (see Note E).

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

     Teletouch is a leading provider of wireless telecommunications services, primarily paging services, in non-major metropolitan areas and communities in the southeast United States. As of August 31, 2001 the Company had approximately 326,000 pagers in service. The Company derives the majority of its revenues from fixed periodic fees, not dependent on usage, charged to subscribers for paging services. As long as a subscriber remains on service, operating results benefit from the recurring payments of the fixed periodic fees without incurring additional selling expenses or other fixed costs. A high level of customer attrition is common in the paging industry and Teletouch must be able to replace terminating paging subscribers and attract additional wireless subscribers to maintain operating margins. During recent months, customer attrition ("churn") has increased resulting in a decline in the number of pagers in service. Teletouch expects that net paging subscriber additions will continue to decline slightly in future quarters as the demand for one-way paging continues to decline. Teletouch is implementing customer retention programs and expanding its existing product lines to minimize the impact of the level of customer attrition. The sales and marketing expenses and other costs associated with attracting new subscribers are substantial and there is no guarantee that our future efforts in this area will improve subscriber growth and retention.

     In December 1998, Teletouch launched its own brand of prepaid cellular telephone service, utilizing the resale of telecommunication service which it buys at wholesale prices. The company also offers PCS cellular service as an agent for other PCS carriers, including AT&T Wireless Services Inc., Cingular Wireless, Verizon Communications Inc., Sprint Corporation and Voicestream Wireless Corporation in all of its markets. In May 2001, the Company decided to discontinue sales of its own brand of prepaid cellular service and transition all customers to alternative cellular service under one of the Company's existing agent agreements by January 2002. At August 31, 2001, the Company was offering some type of cellular service in all of its sales offices. In April 2000, Teletouch became an agent for Leap Wireless International Inc. ("Cricket Communications"), a company that provides unlimited local wireless service for a flat monthly fee. Cricket currently offers its service in several major metropolitan areas in Tennessee, Arkansas and Oklahoma and plans to offer the service in other markets in which Teletouch has retail locations.

RESULTS OF OPERATIONS

     The following table presents certain items from the Company's condensed consolidated statements of operations and certain other information for the periods indicated.


                                                                    Three Months Ended
                                                                         August 31,
                                                                  ------------------------
                                                                    2001            2000
                                                                  --------        --------

                                                (in thousands, except pagers, ARPU and per share amounts)
Service, rent and maintenance revenue                            $   9,410       $  11,223
Product sales revenue                                                2,931           2,994
                                                                  --------        --------
     Total revenues                                                 12,341          14,217
Net book value of products sold                                     (2,230)         (2,877)
                                                                  --------        --------
                                                                 $  10,111       $  11,340

Operating expenses                                               $   9,239       $  11,154

Operating income                                                 $     872       $     186

Net loss before preferred stock dividends                        $  (1,182)      $  (2,031)

Net loss after preferred stock dividends                         $  (2,353)      $  (3,052)

Loss per share after preferred stock dividends                   $   (0.48)      $   (0.71)

EBITDA (1)                                                       $   2,475       $   3,003

Pagers in service at end of period                                 326,000         397,200

Average revenue per unit ("ARPU")                                $    8.65       $    8.82


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

Results of Operations for the three months ended August 31, 2001 and 2000
-------------------------------------------------------------------------

     Total revenue: Teletouch's total revenue decreased to $12.3 million for the three months ended August 31, 2001 from $14.2 million for the three months ended August 31, 2000. This decline is due to losses in paging and messaging revenues resulting from fewer pagers in service and lower demand for one-way paging offset slightly by increases in cellular and two-way radio revenues. Pagers in service decreased to approximately 326,000 at August 31, 2001 as compared to 397,200 at August 31, 2000, due to a continuing decline in the demand for one-way paging service.

     The negative impact on total revenue of the decrease in pagers in service is compounded by a decrease in average revenue per unit ("ARPU"). ARPU for the three months ended August 31, 2001 was $8.65 as compared to $8.82 for the three months ended August 31, 2000. The decrease in ARPU is primarily due to increased competitive intensity in the Company's markets from other paging carriers as well as cellular and PCS providers. Declining pricing from the cellular and PCS providers is continuing to translate into a decline in demand for paging services. As competitors continue to pursue our customers in the marketplace and the paging industry fully matures, ARPU is expected to continue to decline. Teletouch expects that the introduction of new products and services will partially offset any decline in ARPU or paging subscribers and result in a slower decline in total revenue.

     Operating expenses, excluding depreciation and amortization: Operating expenses, excluding depreciation and amortization, were $7.6 million, 62% of total revenue, for the first three months of fiscal 2002 as compared to $8.7 million, 59% of total revenue, for the first three months of fiscal 2001. Costs have declined from the first three months of fiscal 2001 primarily in the areas of advertising, bad debts, and telephone due to direct efforts by the Company to control these costs. Additionally, in the first quarter of fiscal year 2001, the Company recorded $350,000 compensation expense associated with repriced stock options. No compensation expense related to repriced stock options was required to be recorded during the first quarter of fiscal year 2002. As a percentage of gross revenues, costs have increased from fiscal year 2001 due to the relatively fixed cost nature of paging infrastructure that has been required to be maintained to service the Company's existing paging subscribers.

     Depreciation and amortization: Depreciation and amortization expense decreased to $1.6 million for the three months ended August 31, 2001, from $2.5 million for the three months ended August 31, 2000. The decrease is due primarily to the write off of substantially all of the Company's intangible assets during the fourth quarter of fiscal year 2001 due to impairment of such assets (see Note C).

     Interest expense: Net interest expense decreased to $2.0 million for the three months ended August 31, 2001 from $2.2 million for the three months ended August 31, 2000. Lower interest rates on the Company's variable-rate debt obligations along with principal payments of $2.5 million made against the Company's credit obligations during the last three quarters of fiscal 2001 resulted in the decline in interest expense.

     Income tax benefit: For fiscal year 2002, the Company estimates the effective tax benefit rate will be 0%. A valuation allowance has been recorded against deferred tax assets which are not likely to be realized. Specifically, Teletouch's income tax carryforwards expire at specific future dates and utilization of certain carryforwards is limited to specific amounts each year. However, due to the uncertain nature of their ultimate realization, the Company has established a valuation allowance against these carryforward benefits and will recognize benefits only as reassessment demonstrates they are realizable. Realization is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of the Company's income tax expense.

     EBITDA: EBITDA decreased to $2.5 million, 20% of total revenue, for the three months ended August 31, 2001 from $3.0 million (excluding the $350,000 compensation expense associated with the repriced stock options), 21% of total revenue, for the three months ended August 31, 2000. The decrease in EBITDA in total and as a percentage of total revenue is due to the continuing decline in ARPU and number of pagers in service partially offset by increases in cellular phone margins.

FINANCIAL CONDITION

     Teletouch's cash balance was $5.3 million at August 31, 2001 as compared to $4.0 million at May 31, 2001. Cash provided by operating activities increased to $2.7 million for the quarter ended August 31, 2001 from $1.0 million for the quarter ended August 31, 2000. The Company expects that cash flow provided from operations will be sufficient to fund its working capital needs in the near term, provided that the Company is successful in reorganizing its debt obligations, which is discussed in greater detail below. In the absence of such a reorganization and additional financing, the Company may be forced to terminate its operations.

     The Company's credit agreement with a group of lenders, led by Chase Manhattan Bank (the "Credit Agreement") provides for loans in an amount not to exceed $70 million. As of August 31, 2001, $57.1 million of the Credit Agreement was funded. Direct costs incurred in connection with obtaining the Credit Agreement of approximately $4.1 million have been deferred and are being amortized, using the effective interest rate method, over the term of the existing loans.

     The Credit Agreement bears interest, at the Company's designation, at a floating rate of the prime rate plus 1% to 2% or LIBOR plus 2% to 3%. These rates vary depending on the leverage ratio of the Company. The Credit Agreement is secured by substantially all of the assets of Teletouch and its subsidiaries. Borrowings under the Credit Agreement require that the principal be repaid in escalating quarterly installments through November 2005.

     The Credit Agreement also requires the maintenance of specified financial and operating covenants , and prohibits any payments on the Junior Subordinated Notes and the payment of dividends. These covenants were amended as of the end of the first three quarters of the fiscal year ended May 31, 2001, which allowed the Company to meet its financial covenant and principal repayment terms at the end of the first three quarters of the prior fiscal year. As of May 31, 2001 and through August 31, 2001, the Company has been unable to negotiate new terms under the Credit Agreement, which would allow the Company to remain in compliance with its terms as of August 31, 2001, and for subsequent periods. Failure to comply with the terms of the agreement results in an Event of Default under the Credit Agreement which in turn allows the lender to terminate the commitment and to declare the borrowings totaling $57.1 million to be due and payable. The Company is in default of its payment obligations under the Credit Agreement as well as under various financial covenants. The Lenders have refused to waive the Events of Default, and are in the process of assessing their alternatives. In any event, no additional borrowings will be available to the Company under the Credit Agreement. Teletouch has classified amounts due under the Credit Agreement as a current liability as of August 31, 2001.

     In August 1995, in connection with the acquisition of Dial-A-Page, Inc., Teletouch borrowed $10 million from Continental Illinois Venture Corporation ("CIVC") and certain other parties both related and unrelated to CIVC (together with CIVC, the "CIVC Investors") in exchange for which Teletouch issued 14% Junior Subordinated Notes to the CIVC Investors. The Subordinated Notes (the "Subordinated Notes") are due in August 2003. The Subordinated Notes were initially recorded, for financial reporting purposes, at approximately $8 million. Included in the Subordinated Note balance was accrued interest of $13.1 million and $12.3 million at August 31, 2001 and May 31, 2001, respectively.

     The terms of the Subordinated Notes require the maintenance of certain financial and operating covenants and restrict future acquisitions. Pursuant to the Junior Subordinated Note Agreement, if the lender declared the Company not in compliance with the terms of the Credit Agreement, then the Company would not be in compliance with the terms of the Junior Subordinated Note Agreement. The resulting inability to comply with the terms of the Junior Subordinated Note Agreement would cause an additional $23.1 million to become due and payable; therefore, Teletouch has classified the amount outstanding under the Subordinated Notes as a current liability as of August 31, 2001.

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

     Teletouch's operations require capital investment to purchase inventory for lease to customers and to acquire paging infrastructure equipment to support the Company's growth. Net capital expenditures, including pagers, amounted to $1.2 million and $1.6 million for the first three months of fiscal years 2002 and 2001, respectively. Teletouch anticipates capital expenditures will decrease in fiscal 2002 as compared to fiscal 2001 as the Company slows its retail expansion and continues to purchase lower cost pager inventory for lease to its customers. Teletouch expects to pay for these expenditures with cash generated from operations.

NEW ACCOUNTING ANNOUNCEMENTS

     In October 2001, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held for sale. The new rules also will supersede the provisions of the Accounting Principles Board Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred. In addition, more dispositions will qualify for discontinued operations treatment in the income statement. SFAS No. 144 is effective for years beginning after December 15, 2001. The Company is currently analyzing the effects of the adoption of SFAS No. 144.

                           Part II. Other Information

Item 1.    Legal Proceedings

     Teletouch is party to various legal proceedings arising in the ordinary course of business. The Company believes there is no proceeding, either threatened or pending, against it that could result in a material adverse effect on its results of operations or financial condition.

Item 3.  Defaults Upon Senior Securities

     The Company is currently in default under its Credit Agreement. The Credit Agreement provides for loans in an amount not to exceed $70 million and bears interest, at the Company's designation, at a floating rate equal to either the prime rate plus 1% to 2% or to LIBOR plus 2% to 3%. These rates vary depending on the leverage ratio of the Company. The Credit Agreement is secured by substantially all of the assets of Teletouch and its subsidiaries. Borrowings under the Credit Agreement require the principal be repaid in escalating quarterly installments through November 2005. For fiscal 2001, the weighted-average interest rate on the Credit Agreement was 8.8%.

     The Credit Agreement also requires the maintenance of certain financial and operating covenants, and prohibits any payments on the Junior Subordinated Notes and the payment of dividends. These covenants were amended as of the end of each of the first three quarters of the fiscal year 2000, which allowed the Company to meet its financial covenant and principal repayment terms. However, as of August 24, 2001, the Company has been unable to negotiate new terms under the Credit Agreement, which would allow the Company to remain in compliance with its terms as of May 31, 2001, and for subsequent periods. Failure to comply with the terms of the agreement resulted in an Event of Default under the Credit Agreement which in turn permits the lender to terminate the commitment and to declare the borrowings totaling $57.1 million to be due and payable. The Company is in default of its payment obligations under the Credit Agreement as well as under various financial covenants. The Lenders have refused to waive the Events of Default, and are in the process of assessing their alternatives. In any event, no additional borrowings will be available to the Company under the Credit Agreement.

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

     The Company is pursuing a recapitalization of its debt and certain equity securities. TLL Partners, L.L.C. ("TLL Partners"), an entity controlled by Robert M. McMurrey, Teletouch's Chairman of the Board, has negotiated an agreement in principle with three of the four financial institutions that hold Teletouch's senior debt. Completion of a written final agreement memorializing the intentions of all parties is pending resolution of a single remaining provision with one of the institutional parties. The Company anticipates that TLL Partners will resolve the outstanding provision prior to November 1, 2001 and anticipates completion of the transaction by November 15, 2001. It is management's understanding that TLL Partners plans to forgive the outstanding debt once the debt is acquired from the institutional creditors. There can be no assurance that the transactions will go forward as currently contemplated. Additionally, these transactions are subject to the completion of definitive agreements. Any such transactions would be effected in accordance with the American Stock Exchange ("AMEX") Listing Standards, Policies and Requirements and corporate governance rules.

     Although the Company's management believes it will successfully recapitalize the Company in a timely fashion, there can be no assurance that payment under the Credit Agreement and Junior Subordinated Notes will not be declared due and payable which would likely result in the Company's inability to meet the repayment obligations, causing the Company to seek protection from creditors.

Item 5.  Other Information

     Two of the members of the Company's Board of Directors (and Audit Committee) resigned in the last two months. Those board members were associated with Continental Illinois Venture Corporation ("CIVC"), the Company's venture capital partner, and their resignations resulted from the negotiation of an option by TLL Partners, to acquire an option for the Junior Subordinated Debt, Preferred Stock, and related warrants issued by Teletouch and owned by CIVC and related parties as part of an on-going strategic plan to recapitalize the balance sheet of Teletouch Communications, Inc. and bring Teletouch's stockholders' equity to a positive position. The plan is to convert this position into common equity at a rate at least as favorable as the rate called for in the original documents and in accordance with the AMEX corporate governance rules. There can be no assurance that the option will be exercised by TLL Partners and the transaction will go forward as currently contemplated.

     A consequence of the resignations of those members from the Company's Board of Directors was the temporary inability to comply with AMEX Audit Committee requirements which provide that listed companies maintain an Audit Committee composed of at least three independent outside individuals with financial experience. Teletouch is requesting that AMEX waive the requirement for a three member Audit Committee until January 1, 2002. The Company is now in the process of filling one of the existing director vacancies with an independent director by an interim date certain and will ensure that that independent director fills one of the Audit Committee vacancies. The Company believes that all necessary actions to achieve full compliance with the Audit Committee requirements will be completed by January 1, 2002.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TELETOUCH COMMUNICATIONS, INC.
                                           -------------------------------
                                             (Registrant)

Date: October 15, 2001
                                            /s/ Robert. M. McMurrey
                                            -----------------------
                                            Robert M. McMurrey
                                            Chairman
                                            Chief Executive Officer

Date: October 15, 2001
                                            /s/ J. Kernan Crotty
                                            --------------------
                                            J. Kernan Crotty
                                            President
                                            Chief Financial Officer
                                            (Principal Accounting Officer)
                                       18