Form 10-Q
period 2001-11-30
TELETOUCH COMMUNICATIONS INC
filed 2002-01-14
CIK 928659

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended November 30, 2001

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

Common Stock, $.001 par value-4,807,020 shares outstanding as of January 8, 2002

                         TELETOUCH COMMUNICATIONS, INC.

                                    FORM 10-Q

                         QUARTER ENDED NOVEMBER 30, 2001


                                                                                 Page No.

Part I.       Financial Information

     Item 1.   Financial Statements - Teletouch Communications, Inc.
               (Unaudited)

               Condensed Consolidated Balance Sheets at
               November 30, 2001 and May 31, 2001                                   1

               Condensed Consolidated Statements of Operations -
               Three and Six Months Ended November 30, 2001 and
               November 30, 2000                                                    2

               Condensed Consolidated Statements of Cash Flows -
               Six Months Ended November 30, 2001 and November 30, 2000             3

               Notes to Condensed Consolidated Financial Statements                 4

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                            9

Part II.      Other Information

     Item 1.   Legal Proceedings                                                   15

Signatures                                                                         16


                          Part I. Financial Information

                 TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In Thousands, except share data)



ASSETS                                                                             November 30, 2001          May 31, 2001
                                                                                   -----------------------------------------
                                                                                       (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                     $     6,363                $     3,999

     Accounts receivable, net of allowance of $237 in 2002 and $238 in 2001              2,141                      2,351
     Inventory                                                                           4,175                      4,552
     Deferred income tax assets                                                             56                         56
     Certificates of deposit, restricted as to use                                         102                        101
     Prepaid expenses and other current assets                                             495                        532
                                                                                   -----------                -----------
                                                                                        13,332                     11,591

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
      depreciation of $18,016 in 2002 and $16,591 in 2001                               17,155                     18,484

DEBT ISSUE COSTS, net of accumulated amortization of
     $2,936 in 2002 and $2,730 in 2001                                                   1,164                      1,370
                                                                                   -----------                -----------
                                                                                   $    31,651                $    31,445
                                                                                   ===========                ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                         $     4,498                $     3,029
     Current portion of long-term debt                                                  16,657                     12,196
     Long-term debt reclassified as current                                             63,933                     66,935
     Current portion of unearned sale/leaseback profit                                     418                        418
     Deferred revenue                                                                    1,196                      1,312
                                                                                   -----------                -----------
                                                                                        86,702                     83,890

UNEARNED SALE/LEASEBACK PROFIT, net of current portion                                   2,117                      2,327

COMMITMENTS AND CONTINGENCIES                                                               --                         --
DEFERRED INCOME TAXES                                                                    1,042                      1,042
SHAREHOLDERS' EQUITY (DEFICIT):
     Series A cumulative convertible preferred stock, $.001 par value, 15,000
     shares authorized, issued, and outstanding in 2002 and 2001                            --                         --
     Series B convertible preferred stock, $.001 par value, 411,457 shares
     authorized, 86,025 shares issued and outstanding in 2002 and 2001                      --                         --
     Common stock, $.001 par value, 25,000,000 shares authorized, 4,926,210
     shares issued in 2002 and 2001, respectively                                            5                          5
     Treasury stock, 83,990 shares                                                         (77)                       (62)
     Additional paid-in capital                                                         26,371                     26,363
     Accumulated deficit                                                               (84,509)                   (82,120)
                                                                                    ----------                 ----------
                                                                                       (58,210)                   (55,814)
                                                                                    ----------                 ----------
                                                                                    $   31,651                 $   31,445
                                                                                    ==========                 ==========


     See Accompanying Notes to Condensed Consolidated Financial Statements

                 TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In Thousands, except shares and per share amounts)
                                   (Unaudited)


                                                                  Three Months Ended               Six Months Ended
                                                                     November 30,                    November 30,
                                                             -----------------------------   -----------------------------
                                                                 2001            2000            2001           2000
                                                             --------------  -------------   -------------  --------------
Service, rent, and maintenance revenue                            $  8,709       $ 11,205        $ 18,119        $ 22,428
Product sales revenue                                                2,958          3,070           5,889           6,064
                                                            --------------   ------------   -------------  --------------
   Total revenues                                                   11,667         14,275          24,008          28,492
Net book value of products sold                                     (2,065)        (3,509)         (4,295)         (6,386)
                                                             -------------   ------------   -------------  --------------
                                                                     9,602         10,766          19,713          22,106
Costs and expenses:
      Operating                                                      3,437          3,804           7,215           7,908
      Selling                                                        2,034          2,263           4,061           4,654
      General and administrative                                     1,838          1,548           3,669           3,741
      Depreciation and amortization                                  1,596          2,526           3,199           4,992
                                                             -------------   ------------   -------------  --------------
Total costs and expenses                                             8,905         10,141          18,144          21,295
                                                             -------------   ------------   -------------  --------------

Operating income                                                       697            625           1,569             811

Gain/(loss) on disposal of assets                                        2             --             (11)              5

Interest expense, net                                               (1,906)        (2,229)         (3,947)         (4,451)
                                                             -------------   ------------   -------------  --------------

Net loss                                                            (1,207)        (1,604)         (2,389)         (3,635)

Preferred stock dividends                                           (1,212)        (1,056)         (2,383)         (2,077)
                                                             -------------   ------------   -------------  --------------
Loss applicable to common stock                                     (2,419)        (2,660)         (4,772)         (5,712)
                                                             =============   ============   =============  ==============

Loss per share                                                    $  (0.50)      $  (0.56)       $  (0.98)       $  (1.25)
                                                             =============   ============   =============  ==============

Weighted average shares outstanding                              4,858,710      4,744,392       4,866,096       4,552,492
                                                             =============   ============   =============  ==============



      See Accompanying Notes to Condensed Consolidated Financial Statements

                 TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                          Six Months Ended
                                                                            November 30,
                                                               ---------------------------------------
                                                                     2001                 2000
                                                               ------------------   ------------------
Operating Activities:
      Net loss                                                        $   (2,389)          $   (3,633)
      Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Depreciation and amortization                                        3,199                4,992
      Non-cash interest expense                                            1,925                1,736
      Non-cash compensation expense                                            8                   --
      Provision for losses on accounts receivable                            526                  911
      Gain on sale of assets                                                  11                   (5)
      Amortization of unearned sale/leaseback profit
                                                                            (210)                (210)
      Changes in operating assets and liabilities:

        Accounts receivable, net                                            (316)              (1,175)
        Inventories                                                          701                 (350)
        Prepaid expenses and other assets                                     38                  490
        Accounts payable and accrued expenses                              1,469                 (777)
        Deferred  revenue                                                   (116)                 (70)
                                                               -----------------    -----------------
Net cash provided by operating activities                                  4,846                1,907

Investing Activities:
      Capital expenditures, including pagers                              (2,226)              (3,698)
      Redemption of certificates of deposit                                   --                 (650)
      Acquisitions, net of cash acquired                                      (1)                 (99)
      Net proceeds from sale of assets                                        20                   48
                                                               -----------------    -----------------
Net cash used for investing activities                                    (2,207)              (3,099)

Financing Activities:
      Purchase of Treasure Stock                                             (15)                  (8)
      Payments on long-term debt                                            (260)              (2,072)
                                                               -----------------    -----------------
Net cash used for financing activities                                      (275)              (2,080)
                                                               -----------------    -----------------
Net increase  (decrease) in cash and cash equivalents                      2,364               (3,272)
Cash and cash equivalents at beginning of period                           3,999                6,828
                                                               -----------------    -----------------
Cash and cash equivalents at end of period                             $   6,363            $   3,556
                                                               =================    =================
Supplemental disclosure of non cash activities:

     Issuance of common stock related to acquisition                   $      --            $   1,500

      See Accompanying Notes to Condensed Consolidated Financial Statements

                         TELETOUCH COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

     The unaudited condensed consolidated financial statements of Teletouch Communications, Inc., and its subsidiaries ("Teletouch" or the "Company") for the periods ended November 30, 2001 and November 30, 2000 have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Company were disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended May 31, 2001. The balance sheet at May 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain the material adjustments necessary to present fairly the financial position of the Company and the results of its operations and cash flows for the periods ended November 30, 2001 and November 30, 2000. All such adjustments are of a normal recurring nature. Interim period results are not necessarily indicative of the results to be achieved for the full year.

     Loss Per Share: Loss per share is computed using the weighted- average number of common shares outstanding during the period.

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

                         TELETOUCH COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE B - BASIS OF PRESENTATION

     The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note D, the Company's Credit Agreement requires, among other things, the maintenance of certain financial and operating covenants and prohibits any payments on the Junior Subordinated Notes and the payment of dividends. As of November 30, 2001, the Company has been unable to amend or negotiate new terms under the Credit Agreement, which would enable the Company to remain in compliance therewith and thereunder as of November 30, 2001, and for subsequent periods. The Company's inability to comply with the terms of the Credit Agreement resulted in the occurrence of an Event of Default under the Credit Agreement which permits the lender to terminate the commitment and to declare the borrowings totaling $57.1 million ($59 million including accrued and unpaid interest) to be due and payable. Also, based on the terms of the Junior Subordinated Note agreement, if the lender declared the Company not in compliance with the terms of the Credit Agreement, then by definition it would not be in compliance with the terms of the Junior Subordinated Note Agreement resulting in an additional $23.9 million becoming due and payable. While the Company continues to have discussions with the lenders, no assurances can be given that the Company will be able to successfully negotiate satisfactory terms. The respective defaults under the Credit Agreement and Junior Subordinated Notes, the continued decline in cash flow from operations, and the on-going operating difficulties faced by companies in the wireless telecommunications services industry indicate that the Company may be unable to continue as a going concern.

NOTE C - LONG-LIVED ASSETS

     The carrying amount of the long-lived assets is reviewed if facts and circumstances suggest that they may be impaired. If the review indicates that long-lived assets will not be recoverable, as determined by the undiscounted cash flow method, the asset will be reduced to its estimated recoverable value through a charge to operations.

     During the fourth quarter 2001, because of the continued default under the Credit Agreement (see Note D), the continued decline in cash flow and the on-going financial and operating difficulties faced by companies in the wireless telecommunications services industry, the Company determined that the remaining net book value of its long-lived assets were substantially impaired and the recovery of such amounts through future operations or disposition was unlikely. Accordingly, management estimated the future undiscounted cash flows and determined the goodwill and FCC licenses were significantly impaired and therefore recorded a charge equal to remaining net book value of these assets of $ 36.6 million. No events have occurred during the quarter ended November 30, 2001 that have caused the Company to change any of its estimates as to future undiscounted cash flows, therefore, no additional impairment charges have been recorded against any remaining long-lived assets which consists of property, plant and equipment.

                         TELETOUCH COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE D - LONG-TERM DEBT

Long-term debt consists of the following (in thousands):


                                             November 30,         May 31,
                                                 2001              2001
                                                 ----              ----
Notes payable                                 $  57,147         $  57,322
Junior subordinated notes                        23,433            21,713
Other                                                10                96
                                              ---------         ---------
                                                 80,590            79,131
Less current portion                             16,657            12,196
Less portion reclassified as current debt        63,933            66,935
                                              ---------         ---------
                                              $      --         $      --
                                              =========         =========

     Notes Payable: The Company's credit agreement with a group of lenders, led by Chase Manhattan Bank (the "Credit Agreement") provides for loans in an amount not to exceed $70 million. As of November 30, 2001, $57.1 million of the Credit Agreement was funded. Direct costs incurred in connection with obtaining the Credit Agreement of approximately $4.1 million have been deferred and are being amortized, using the effective interest rate method, over the term of the existing loans.

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

     The Credit Agreement also requires the maintenance of specified financial and operating covenants, and prohibits any payments on the Junior Subordinated Notes and the payment of dividends. These covenants were amended as of the end of each of the first three quarters of the fiscal year ended May 31, 2001, which allowed the Company to meet its financial covenant and principal repayment terms at the end of each of the first three quarters of the prior fiscal year. As of May 31, 2001 and through November 30, 2001, the Company has been unable to negotiate new terms under the Credit Agreement, which would allow the Company to remain in compliance with its terms as of November 30, 2001, and for subsequent periods. Failure to comply with the terms of the agreement results in an Event of Default under the Credit Agreement which in turn allows the lender to terminate the commitment and to declare the borrowings totaling $57.1 ($59 million including accrued and unpaid interest) million to be due and payable. The Company is in default of its payment obligations under the Credit Agreement as well as with various financial covenants. The Lenders have refused to waive the Events of Default, and are in the process of assessing their alternatives. In any event, no additional borrowings will be available to the Company under the Credit Agreement. Teletouch has classified amounts due under the Credit Agreement as a current liability as of November 30, 2001.

                         TELETOUCH COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Junior Subordinated Notes: In August 1995, in connection with the acquisition of Dial-A-Page, Inc., Teletouch borrowed $10 million from Continental Illinois Venture Corporation ("CIVC") and certain other parties both related and unrelated to CIVC (together with CIVC, the "CIVC Investors") in exchange for which Teletouch issued 14% Junior Subordinated Notes to the CIVC Investors. The Subordinated Notes are due in August 2003. The Subordinated Notes were initially recorded, for financial reporting purposes, at approximately $8 million. Included in the Subordinated Note balance was accrued interest of $13.9 million and $12.3 million at November 30, 2001 and May 31, 2001, respectively.

     The terms of the Subordinated Notes require the maintenance of certain financial and operating covenants and restrict future acquisitions. Pursuant to the Junior Subordinated Note Agreement, if the lender declared the Company not in compliance with the terms of the Credit Agreement, then the Company would not be in compliance with the terms of the Junior Subordinated Note Agreement. The resulting inability to comply with the terms of the Junior Subordinated Note Agreement would cause an additional $23.9 million, as of November 30, 2001, to become due and payable; therefore, Teletouch has classified the amount outstanding under the Subordinated Notes as a current liability as of November 30, 2001.

     The Company is pursuing a recapitalization of its debt and certain equity securities. Although the Company's management believes it will successfully recapitalize the Company in a timely fashion, there can be no assurance that payment under the Credit Agreement and Junior Subordinated Notes will not be declared due and payable. In the event of such an occurrence, the Company may be unable to meet the repayment obligations, causing the Company to seek protection from creditors.

NOTE E - STOCK OPTIONS

     In December 1999, the Company reduced the exercise price of all outstanding employee and director owned stock options to $0.87, which was equal to the average of the closing price of the Company's common stock for the 20-trading days prior to December 1, 1999. In November 2001, the Company reduced the exercise price of all outstanding employee and director owned stock options to $0.24. For the quarter ended November 30, 2001, based on the fair market value of Teletouch's common stock and in accordance with the recently issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" compensation expense of approximately $8,000 was recorded. Additional compensation expenses may be recorded in future periods based on fluctuations in the market value of the Company's common stock.

                         TELETOUCH COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE F - COMPREHENSIVE INCOME

     Total comprehensive income for the three and six months ended November 30, 2000 was a loss of $1,842,000 and $3,768,000, respectively. The difference between comprehensive income and net loss for periods ended November 30, 2000 was related to unrealized gains on marketable equity securities that were classified as available for sale. Due to the decline in the market value of these equity securities as of May 31, 2001, which was considered other than temporary, the Company wrote off the equity securities during the fourth quarter of fiscal 2001.

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

     Teletouch is a leading provider of wireless telecommunications services, primarily paging services, in non-major metropolitan areas and communities in the southeast United States. As of November 30, 2001 the Company had approximately 301,200 pagers in service. The Company derives the majority of its revenues from fixed periodic fees, not dependent on usage, charged to subscribers for paging services. As long as a subscriber remains on service, operating results benefit from the recurring payments of the fixed periodic fees without incurring additional selling expenses or other fixed costs. A high level of customer attrition is common in the paging industry and Teletouch must be able to replace terminating paging subscribers and attract additional wireless subscribers to maintain operating margins. During recent months, customer attrition ("churn") has remained relatively flat but continues to result in a net decline in the number of pagers in service. Teletouch expects that net paging subscriber deletions will continue in future quarters as the demand for one-way paging continues to decline. Teletouch is implementing customer retention programs and expanding its existing product lines to minimize the impact of the level of customer attrition. The sales and marketing expenses and other costs associated with attracting new subscribers are substantial and there is no guarantee that our future efforts in this area will improve subscriber growth and retention.

     In December 1998, Teletouch launched its own brand of prepaid cellular telephone service, utilizing the resale of telecommunication service which it buys at wholesale prices. The company also offers PCS cellular service as an agent for other PCS carriers, including AT&T Wireless Services Inc. and Cingular Wireless in all of its markets. In May 2001, the Company decided to discontinue sales of its own brand of prepaid cellular service and transition all customers to alternative cellular service under one of the Company's existing agent agreements by January 2002. At November 30, 2001, the Company was offering some type of cellular service in all of its sales offices. In April 2000, Teletouch became an agent for Leap Wireless International Inc. ("Cricket Communications"), a company that provides unlimited local wireless service for a flat monthly fee. Cricket currently offers its service in several major metropolitan areas in Tennessee, Arkansas and Oklahoma and plans to offer the service in other markets in which Teletouch has retail locations.

RESULTS OF OPERATIONS

         The following table presents certain items from the Company's condensed consolidated statements of operations and certain other information for the periods indicated.


                                                         Three Months Ended              Six Months Ended
                                                             November 30,                   November 30,
                                                         -------------------           --------------------
                                                         2001           2000           2001            2000
                                                         ----           ----           ----            ----

                                                     (in thousands, except pagers, ARPU and per share amounts)
  Service, rent and maintenance revenue                    $ 8,709        $11,205        $18,119         $22,428

  Product sales revenue                                      2,958          3,070          5,889           6,064
                                                          --------        -------        -------         -------

       Total revenues                                       11,667         14,275         24,008          28,492

  Net book value of products sold                           (2,065)        (3,509)        (4,295)         (6,386)
                                                          --------        -------        -------         -------

                                                          $  9,602        $10,766        $19,713         $22,106

  Operating expenses                                      $  8,905        $10,141        $18,144         $21,295

  Operating income                                        $    697        $   625        $ 1,569         $   811

  Net loss before preferred stock dividends               $(1,207)        $(1,604)       $(2,389)        $(3,635)

  Net loss after preferred stock dividends                $(2,419)        $(2,660)       $(4,772)        $(5,712)

  Loss per share after preferred stock dividends          $ (0.50)        $ (0.56)       $ (0.98)        $ (1.25)

  EBITDA (1)                                              $  2,304        $ 2,800        $ 4,776         $ 5,803

  Pagers in service at end of period                       301,197        395,643        301,197         395,643

  Average revenue per unit ("ARPU")                       $   8.81        $  8.89        $  8.72         $  8.84

---------------------------
(1) EBITDA represents earnings before interest, taxes, depreciation and amortization (and certain non-recurring income and expenses). EBITDA is a standard measure of financial performance in the paging industry. However, EBITDA is not a measure defined in generally accepted accounting principles ("GAAP") and should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with GAAP. EBITDA is, however, one of the primary financial measures by which the Company's covenants are calculated under its debt agreements. The EBITDA shown above does not include gain/(loss) on the sale of assets or compensation expense associated with repriced stock options.

Results of Operations for the six and three months ended November 30, 2001 and 2000

     Total revenue: Teletouch's total revenue decreased to $24.0 and $11.7 million for the six months and three months ended November 30, 2001 from $28.5 and $14.3 million for the six months and three months ended November 30, 2000, respectively. This decline is due to losses in paging and messaging revenues resulting from fewer pagers in service and lower demand for one-way paging which are offset slightly by increases in cellular and two-way radio revenues. Pagers in service decreased to approximately 301,200 at November 30, 2001 as compared to 395,600 at November 30, 2000, due to a continuing decline in the demand for one-way paging service.

     The negative impact on total revenue of the decrease in pagers in service is compounded by a decrease in average revenue per unit ("ARPU"). ARPU for the six months ended November 30, 2001 was $8.72 as compared to $8.84 for the six months ended November 30, 2000. The decrease in ARPU is primarily due to increased competitive intensity in the Company's markets from other paging carriers as well as cellular and PCS providers. Declining pricing from the cellular and PCS providers is continuing to translate into a decline in demand for paging services. As competitors continue to pursue its customers in the marketplace and as the paging industry fully matures, ARPU is expected to continue to decline. Teletouch expects that the introduction of new products and services will partially offset the decline in ARPU or paging subscribers and will lessen the decrease in total revenue.

     Operating expenses, excluding depreciation and amortization: Operating expenses, excluding depreciation and amortization, were $14.9 million, or 62% of total revenue, for the first six months of fiscal 2002 as compared to $16.3 million, or 57% of total revenue, for the first six months of fiscal 2001; and $7.3 million, or 63% of total revenue, for the quarter ended November 30, 2001 as compared to $7.9 million, or 55% of total revenue for the quarter ended November 30, 2000 ($7.6 million, or 53% of total revenue, including the $350,000 compensation expense reduction associated with repriced stock options, for the quarter ended November 30, 2000). Costs have declined in fiscal 2002 primarily in the areas of advertising, bad debts, and telephone service expenses due to direct efforts by the Company to control these costs. As a percentage of gross revenues, costs have increased from fiscal year 2001 due to the relatively fixed cost nature of paging infrastructure that has been required to be maintained to service the Company's existing paging subscribers.

     Depreciation and amortization: Depreciation and amortization expense decreased to $3.2 and $1.6 million for the six months and three months ended November 30, 2001, and from $5.0 and $2.5 million for the six months and three months ended November 30, 2000, respectively. The decrease is due primarily to the write off of substantially all of the Company's intangible assets during the fourth quarter of fiscal year 2001 due to impairment of such assets when compared to estimated future cash flows (see Note C). This decline was partially offset by an increase in depreciation related to assets used in new retail stores.

     Interest expense: Net interest expense decreased to $3.9 and $1.9 million for the six months and three months ended November 30, 2001, and from $4.5 and $2.2 million for the six months and three months ended November 30, 2000, respectively. Lower interest rates on the Company's variable-rate debt obligations along with principal payments of $2.5 million made against the Company's credit obligations during the last three quarters of fiscal 2001 resulted in the decline in interest expense.

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

     EBITDA: EBITDA decreased to $4.7 million, or 20% of total revenue, for the six months ended November 30, 2001 from $5.8 million, or 20% of total revenue, for the six months ended November 30, 2000. EBITDA decreased to $2.2 million (excluding the $8,000 compensation expense associated with the repriced options), or 20% of total revenue, for the three months ended November 30, 2001 from $2.8 million (excluding the $350,000 compensation expense reduction associated with the repriced options), or 20% of total revenue, for the three months ended November 30, 2000. The decrease in EBITDA in total is due to the continuing decline in ARPU and number of pagers in service partially offset by increases in cellular phone margins.

FINANCIAL CONDITION

     Teletouch's cash balance was $6.4 million at November 30, 2001 as compared to $4.0 million at May 31, 2001. Cash provided by operating activities increased to $4.8 million for the six months ended November 30, 2001 from $1.9 million for the six months ended November 30, 2000. The Company expects that cash flow provided from operations will be sufficient to fund its working capital needs in the near term, provided that the Company is successful in reorganizing its debt obligations, which is discussed in greater detail below. In the absence of such a reorganization and additional financing, the Company may be forced to terminate its operations.

     The Company's credit agreement with a group of lenders, led by Chase Manhattan Bank (the "Credit Agreement") provides for loans in an amount not to exceed $70 million. As of November 30, 2001, $57.1 million of the Credit Agreement was funded. Direct costs incurred in connection with obtaining the Credit Agreement of approximately $4.1 million have been deferred and are being amortized using the effective interest rate method over the term of the existing loans.

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

     The Credit Agreement also requires the maintenance of specified financial and operating covenants and prohibits any payments on the Junior Subordinated Notes and the payment of dividends. These covenants were amended as of the end of each of the first three quarters of the fiscal year ended May 31, 2001, which allowed the Company to meet its financial covenant and principal repayment terms at the end of each of the first three quarters of the prior fiscal year. As of May 31, 2001 and through November 30, 2001, the Company has been unable to negotiate new terms under the Credit Agreement, which would allow the Company to remain in compliance with its terms as of November 30, 2001, and for subsequent periods. Failure to comply with the terms of the agreement results in an Event of Default under the Credit Agreement which in turn allows the lender to terminate the commitment and to declare the borrowings totaling $57.1 million ($59 million including accrued and unpaid interest) to be due and payable. The Company is in default of its payment obligations under the Credit Agreement as well as with various financial covenants and has ceased making the required monthly interest payments on the Credit Agreement after May 2001. The Company has accrued $1.9 million for the unpaid interest on the Credit Agreement. The Lenders have refused to waive these Events of Default, and are in the process of assessing their alternatives. In any event, no additional borrowings will be available to the Company under the Credit Agreement. Teletouch has classified amounts due under the Credit Agreement as a current liability as of November 30, 2001.

     In August 1995, in connection with the acquisition of Dial-A-Page, Inc., Teletouch borrowed $10 million from Continental Illinois Venture Corporation ("CIVC") and certain other parties both related and unrelated to CIVC (together with CIVC, the "CIVC Investors") in exchange for which Teletouch issued 14% Junior Subordinated Notes to the CIVC Investors. The Subordinated Notes are due in August 2003. The Subordinated Notes were initially recorded, for financial reporting purposes, at approximately $8 million. Included in the Subordinated Note balance was accrued interest of $13.9 million and $12.3 million at November 30, 2001 and May 31, 2001 respectively.

     The terms of the Subordinated Notes require the maintenance of certain financial and operating covenants and restrict future acquisitions. Pursuant to the Junior Subordinated Note Agreement, if the lender declared the Company not in compliance with the terms of the Credit Agreement, then the Company would not be in compliance with the terms of the Junior Subordinated Note Agreement. The resulting inability to comply with the terms of the Junior Subordinated Note Agreement would cause an additional $23.9 million, as of November 30, 2001, to become due and payable; therefore, Teletouch has classified the amount outstanding under the Subordinated Notes as a current liability as of November 30, 2001.

     The Company is pursuing a recapitalization of its debt and certain equity securities. Although the Company's management believes it will successfully recapitalize the Company in a timely fashion, there can be no assurance that payment under the Credit Agreement and Junior Subordinated Notes will not be declared due and payable. In the event of such an occurrence, the Company may be unable to meet the repayment obligations, causing the Company to seek protection from creditors.

     Teletouch's operations require capital investment to purchase inventory for lease to customers and to acquire paging infrastructure equipment to support the Company's growth. Net capital expenditures, including pagers, amounted to $2.2 million and $3.7 million for the first six months of fiscal years 2002 and 2001, respectively. Teletouch anticipates capital expenditures will decrease in fiscal 2002 as compared to fiscal 2001 as the Company slows its retail expansion and continues to purchase lower cost pager inventory for lease to its customers. Teletouch expects to pay for these expenditures with cash generated from operations.

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

                                           TELETOUCH COMMUNICATIONS, INC.


                                           ------------------------------------
                                                   (Registrant)




Date:  January 11, 2002             /s/ Robert M. McMurrey
                                    ---------------------------
                                    Robert M. McMurrey
                                    Chairman

Date:  January 11, 2001             /s/ J. Kernan Crotty
                                    ---------------------------
                                    J. Kernan Crotty
                                    President
                                    Chief Financial Officer
                                    (Principal Accounting Officer)