Form 10-Q
period 2002-02-28
TELETOUCH COMMUNICATIONS INC
filed 2002-04-22
CIK 928659

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Quarterly Period Ended February 28, 2002

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

     Common Stock, $.001 par value, 4,793,420 shares outstanding as of April 11, 2002

                         TELETOUCH COMMUNICATIONS, INC.

                                    FORM 10-Q

                         QUARTER ENDED February 28, 2002

                                                                                                                    Page No.
                                                                                                                    --------
Part I.           Financial Information

   Item 1.        Consolidated Financial Statements - Teletouch Communications, Inc. (unaudited)

                  Condensed Consolidated Balance Sheets at February 28, 2002 and May 31, 2001                            1

                  Condensed Consolidated Statements of Operations - Three and Nine Months Ended February 28, 2002
                  and February 28, 2001                                                                                  2

                  Condensed Consolidated Statements of Cash Flows - Nine Months Ended February 28, 2002 and
                  February 28, 2001                                                                                      3

                  Notes to Condensed Consolidated Financial Statements                                                   4

   Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations                  8

Part II.          Other Information

   Item 1.        Legal Proceedings                                                                                     14

   Item 5.        Other Information                                                                                     14

   Item 6.        Exhibits and Reports on Form 8-K                                                                      14

Signatures                                                                                                              15



                          Part I. Financial Information

                 TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

ASSETS                                                                                February 28, 2002   May 31, 2001
                                                                                      -----------------   ------------
                                                                                         (unaudited)
CURRENT ASSETS:
      Cash and cash equivalents                                                           $  8,547          $  3,999
      Accounts receivable, net of allowance of $237 in 2002 and $238 in 2001                 1,925             2,351
      Inventory                                                                              3,710             4,552
      Deferred income tax assets                                                                56                56
      Certificates of deposit, restricted as to use                                            102               101
      Prepaid expenses and other current assets                                                578               532
                                                                                          --------          --------
                                                                                            14,918            11,591

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
   depreciation of $18,707 in 2002 and $16,591 in 2001                                      16,478            18,484

INTANGIBLES AND OTHER ASSETS:
   Subscriber bases                                                                             37                --
   Debt issue costs                                                                          4,100             4,100
   Accumulated amortization                                                                 (3,035)           (2,730)
                                                                                          --------          --------
                                                                                             1,102             1,370
                                                                                          --------          --------
                                                                                          $ 32,498          $ 31,445
                                                                                          ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable and accrued expenses                                               $  5,912          $  3,029
      Current portion of long-term debt                                                     19,028            12,196
      Long-term debt reclassified as current                                                62,461            66,935
      Current portion of unearned sale/leaseback profit                                        418               418
      Deferred revenue                                                                       1,141             1,312
                                                                                          --------          --------
                                                                                            88,960            83,890

UNEARNED SALE/LEASEBACK PROFIT, net of current portion                                       2,012             2,327

COMMITMENTS AND CONTINGENCIES                                                                   --                --
DEFERRED INCOME TAXES                                                                        1,042             1,042
SHAREHOLDERS' EQUITY (DEFICIT):
      Series A cumulative convertible preferred stock, $.001 par value, 15,000
        shares authorized, issued, and outstanding in 2002 and 2001                             --                --
      Series B convertible preferred stock, $.001 par value, 411,457 shares
        authorized, 86,025 shares issued and outstanding in 2002 and 2001                       --                --
      Common stock, $.001 par value, 25,000,000 shares authorized, 4,926,210
        shares issued in 2002 and 2001, respectively                                             5                 5
      Treasury stock, 132,790 shares                                                           (98)              (62)
      Additional paid-in capital                                                            26,394            26,363
      Accumulated deficit                                                                  (85,817)          (82,120)
                                                                                          --------          --------
                                                                                           (59,516)          (55,814)
                                                                                          --------          --------
                                                                                          $ 32,498          $ 31,445
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


                                                             Three Months Ended              Nine Months Ended
                                                                February 28                     February 28
                                                        ----------------------------- -----------------------------
                                                            2002            2001          2002           2001
                                                        -------------- -------------- -------------- --------------
Service, rent, and maintenance revenue..............    $     8,291    $    10,636    $    26,410    $    33,064
Product sales revenue ..............................          3,372          4,037          9,261         10,101
                                                        -----------    -----------    -----------    -----------
   Total revenues ..................................         11,663         14,673         35,671         43,165
Net book value of products sold ....................         (2,312)        (3,707)        (6,607)       (10,093)
                                                        -----------    -----------    -----------    -----------
                                                              9,351         10,966         29,064         33,072

Costs and expenses:
      Operating ....................................          3,441          4,389         10,656         12,297
      Selling ......................................          2,091          2,248          6,152          6,902
      General and administrative ...................          1,681          2,021          5,350          5,762
      Depreciation and amortization ................          1,568          2,626          4,767          7,618
                                                        -----------    -----------    -----------    -----------
Total costs and expenses ...........................          8,781         11,284         26,925         32,579
                                                        -----------    -----------    -----------    -----------

Operating income (loss) ............................            570           (318)         2,139            493

Gain (loss) on sale of assets ......................              5             --             (6)             5

Interest expense, net ..............................         (1,883)        (2,250)        (5,830)        (6,701)
                                                        -----------    -----------    -----------    -----------


Net loss ...........................................         (1,308)        (2,568)        (3,697)        (6,203)

Preferred stock dividends ..........................         (1,255)        (1,093)        (3,638)        (3,170)
                                                        -----------    -----------    -----------    -----------

Loss applicable to common stock ....................         (2,563)        (3,661)        (7,335)        (9,373)
                                                        ===========    ===========    ===========    ===========



Loss per share .....................................    $     (0.53)   $     (0.74)   $     (1.51)   $     (2.01)
                                                        ===========    ===========    ===========    ===========

Weighted average shares outstanding ................      4,811,345      4,922,490      4,846,583      4,667,441
                                                        ===========    ===========    ===========    ===========

      See Accompanying Notes to Condensed Consolidated Financial Statements

                 TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                           Nine Months Ended
                                                                                              February 28
                                                                                   -------------------------------
                                                                                       2002               2001
                                                                                   ---------------   -------------
Operating Activities:
      Net loss .................................................................    $(3,697)           $(6,203)
      Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization ............................................      4,767              7,618
      Non cash compensation expense ............................................         31                 --
      Non cash interest expense ................................................      2,927              2,637
      Provision for inventory impairment .......................................         --                 87
      Provision for losses on accounts receivable ..............................        695              1,305
      (Gain) loss on sale of assets ............................................          7                 (5)
      Amortization of unearned sale/leaseback profit ...........................       (315)              (315)
      Changes in operating assets and liabilities:
        Accounts receivable, net ...............................................       (269)            (1,401)
        Inventories ............................................................      1,245              1,034
        Prepaid expenses and other assets ......................................        (46)               379
        Accounts payable and accrued expenses ..................................      2,882             (1,516)
        Deferred  revenue ......................................................       (171)               (59)
                                                                                    -------            -------

Net cash provided by operating activities ......................................      8,056              3,561

Investing Activities:
      Capital expenditures, including pagers ...................................     (3,196)            (5,158)
      Redemption (Purchase) of certificates of deposit .........................         (1)               650
      Acquisitions, net of cash acquired .......................................        (36)              (104)
      Net proceeds from sale of assets .........................................         25                 54
                                                                                    -------            -------

Net cash used for investing activities .........................................     (3,208)            (4,558)

Financing Activities:
      Purchase of treasure stock ...............................................        (36)               (39)
      Payments on long-term debt ...............................................       (264)            (2,304)
                                                                                    -------            -------

Net cash used for financing activities .........................................       (300)            (2,343)

Net increase (decrease) in cash and cash equivalents ...........................      4,548             (3,340)
Cash and cash equivalents at beginning of period ...............................      3,999              6,828
                                                                                    -------            -------

Cash and cash equivalents at end of period .....................................    $ 8,547            $ 3,488
                                                                                    =======            =======

Supplemental disclosure of non cash activities:
-----------------------------------------------
      Issuance of common stock related to acquisition ..........................    $    --            $ 1,500

      See Accompanying Notes to Condensed Consolidated Financial Statements

                         TELETOUCH COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

      The unaudited condensed consolidated financial statements of Teletouch Communications, Inc., and its subsidiaries ("Teletouch" or the "Company") for the respective periods ended February 28, 2002 and February 28, 2001 have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Company were disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended May 31, 2001. The balance sheet at May 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain the material adjustments necessary to present fairly the financial position of the Company and the results of its operations and cash flows for the respective periods ended February 28, 2002 and February 28, 2001. All such adjustments are of a normal recurring nature. Interim period results are not necessarily indicative of the results to be achieved for the full year.

      Loss Per Share: Loss per share is computed using the weighted- average number of common shares outstanding during the period.

      New Accounting Announcements: In October 2001, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 is effective for years beginning after December 15, 2001 and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 provides a single accounting model for disposition of long-lived assets. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held for sale. The new rules also will supersede the provisions of the Accounting Principles Board Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred. In addition, more dispositions will qualify for discontinued operations treatment in the income statement. SFAS No. 144 is effective for years beginning after December 15, 2001. The Company is currently analyzing the implementation requirements and has not yet determined whether the adoption of SFAS No. 144 will have a material impact on the Company's consolidated balance sheets or its statements of operations, shareholders' equity and cash flows.

                         TELETOUCH COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE B - BASIS OF PRESENTATION

      The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note D, the Company's Credit Agreement with a group of lenders led by JP Morgan Chase Bank (as successor-in-interest to The Chase Manhattan Bank) requires, among other things, the maintenance of certain financial and operating covenants and prohibits any payments on the Junior Subordinated Notes and the payment of dividends. Although the Company is engaged in ongoing negotiations with its lender to recapitalize its debt securities, as of February 28, 2002, the Company was unable to amend or negotiate new terms under the Credit Agreement, which would enable the Company to remain in compliance therewith and thereunder as of February 28, 2002, and for subsequent periods. The Company's inability to comply with the terms of the Credit Agreement resulted in the occurrence of an Event of Default under the Credit Agreement which permits the lender to terminate the commitment and to declare the borrowings totaling $57.1 million ($59.9 million including accrued and unpaid interest) to be due and payable. Also, based on the terms of the Junior Subordinated Note Agreement, if the lender declared the Company not in compliance with the terms of the Credit Agreement, then by definition it would not be in compliance with the terms of the Junior Subordinated Note Agreement resulting in an additional $24.7 million (including accrued and unpaid interest of $14.7 million) becoming due and payable. While the Company continues to have discussions with the lenders, no assurances can be given that the Company will be able to successfully negotiate satisfactory terms. The respective defaults under the Credit Agreement and Junior Subordinated Notes, the continued decline in cash flow from operations, and the on-going operating difficulties faced by companies in the wireless telecommunications services industry indicate that the Company may be unable to continue as a going concern.


NOTE C - LONG-LIVED ASSETS

      The carrying amount of the long-lived assets is reviewed if facts and circumstances suggest that they may be impaired. If the review indicates that long-lived assets will not be recoverable, as determined by the undiscounted cash flow method, the asset will be reduced to its estimated recoverable value through a charge to operations.

      During the fourth quarter of 2001, because of the continued default under the Credit Agreement (see Note D), the continued decline in cash flow and the on-going financial and operating difficulties faced by companies in the wireless telecommunications services industry, the Company determined that the remaining net book value of its long-lived assets were substantially impaired and the recovery of such amounts through future operations or disposition was unlikely. Accordingly, management estimated the future undiscounted cash flows and determined the goodwill and FCC licenses were significantly impaired and therefore recorded a charge equal to remaining net book value of these assets of $ 36.6 million. No events have occurred during the quarter ended February 28, 2002 that have caused the Company to change any of its estimates as to future undiscounted cash flows, therefore, no additional impairment charges have been recorded against any remaining long-lived assets which consists of property, plant and equipment.

                         TELETOUCH COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE D - LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                February 28,         May 31,
                                                    2002               2001
                                                    ----               ----
Notes payable                                     $ 57,147           $ 57,322
Junior subordinated notes                           24,336             21,713
Other                                                    6                 96
                                                  --------           --------
                                                    81,489             79,131
Less current portion                                19,028             12,196
Less portion reclassified as current debt           62,461             66,935
                                                  --------           --------
                                                  $     --           $     --
                                                  ========           ========

      Notes Payable: The terms of the Credit Agreement provide for loans in an amount not to exceed $70 million. As of February 28, 2002, $57.1 million of the Credit Agreement was funded. Direct costs incurred in connection with obtaining the Credit Agreement of approximately $4.1 million have been deferred and are being amortized, using the effective interest rate method, over the term of the existing loans.

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

      The Credit Agreement also requires the maintenance of specified financial and operating covenants, and prohibits any payments on the Junior Subordinated Notes and the payment of dividends. These covenants were amended as of the end of each of the first three quarters of the fiscal year ended May 31, 2001, enabling the Company to meet its financial covenant and principal repayment terms at the end of each of the first three quarters of the prior fiscal year. As of May 31, 2001 and through February 28, 2002, the Company has been engaged in on-going negotiations with its lenders to negotiate new terms under the Credit Agreement, which would allow the Company to remain in compliance with its terms as of February 28, 2002, and for subsequent periods. Failure to comply with the terms of the agreement results in an Event of Default under the Credit Agreement which in turn allows the lender to terminate the commitment and to declare the borrowings totaling $57.1 ($59.9 million including accrued and unpaid interest) million to be due and payable. The Company is in default of its payment obligations under the Credit Agreement as well as with various financial covenants. The Lenders have refused to waive the Events of Default, and are in the process of assessing their alternatives. In any event, no additional borrowings will be available to the Company under the Credit Agreement. Teletouch has classified amounts due under the Credit Agreement as a current liability as of February 28, 2002.

                         TELETOUCH COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      Junior Subordinated Notes: In August 1995, Teletouch borrowed $10 million from Continental Illinois Venture Corporation ("CIVC") and certain other parties both related and unrelated to CIVC (together with CIVC, the "CIVC Investors") in exchange for which Teletouch issued 14% Junior Subordinated Notes (the "Junior Subordinated Notes") to the CIVC Investors. The Junior Subordinated Notes are due in August 2003. The Junior Subordinated Notes were initially recorded, for financial reporting purposes, at approximately $8 million. Included in the Junior Subordinated Notes balance is accrued interest of $14.7 million and $12.3 million at February 28, 2002 and May 31, 2001, respectively.

      The terms of the Junior Subordinated Notes require the maintenance of certain financial and operating covenants and restrict future acquisitions. Pursuant to the terms of the Junior Subordinated Note Agreement, if the lender declared the Company not in compliance with the terms of the Credit Agreement, then the Company would not be in compliance with the terms of the Junior Subordinated Note Agreement. The resulting inability to comply with the terms of the Junior Subordinated Note Agreement would cause an additional $24.7 million, as of February 28, 2002, to become due and payable; therefore, Teletouch has classified the amount outstanding under the Subordinated Notes as a current liability as of February 28, 2002.

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


NOTE E - STOCK OPTIONS

      In December 1999, the Company reduced the exercise price of all outstanding employee and director owned stock options to $0.87, which was equal to the average of the closing price of the Company's common stock for the 20-trading days prior to December 1, 1999. In November 2001, the Company reduced the exercise price of certain outstanding employee and director owned stock options to $0.24. For the quarter ended February 28, 2002, based on the fair market value of Teletouch's common stock and in accordance with the recently issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" compensation expense of approximately $23,000 was recorded. Additional compensation expenses may be recorded in future periods based on fluctuations in the market value of the Company's common stock.

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

      Teletouch is a leading provider of wireless telecommunications services, primarily paging services, in non-major metropolitan areas and communities in the southeast United States. As of February 28, 2002 the Company had approximately 286,300 pagers in service. The Company derives the majority of its revenues from fixed periodic fees, not dependent on usage, charged to subscribers for paging services. As long as a subscriber remains on service, operating results benefit from the recurring payments of the fixed periodic fees without incurring additional selling expenses or other fixed costs. A high level of customer attrition is common in the paging industry and Teletouch must be able to replace terminating paging subscribers and attract additional wireless subscribers to maintain operating margins. During recent months, customer attrition ("churn") has remained relatively flat but continues to result in a net decline in the number of pagers in service. Teletouch expects that net paging subscriber deletions will continue in future quarters as the demand for one-way paging continues to decline. Teletouch is implementing customer retention programs and expanding its existing product lines to minimize the impact of the level of customer attrition. The sales and marketing expenses and other costs associated with attracting new subscribers are substantial and there is no guarantee that our future efforts in this area will improve subscriber growth and retention.

      In December 1998, Teletouch launched its own brand of prepaid cellular telephone service, utilizing the resale of telecommunication service which it buys at wholesale prices. The Company also offers cellular service as an agent for other cellular PCS carriers, including AT&T Wireless Services Inc. and Cingular Wireless in all of its markets. In May 2001, the Company decided to discontinue sales of its own brand of prepaid cellular service and has transitioned all customers to alternative cellular service under one of the Company's existing agent agreements or has disconnected those prepaid customers as of February 28, 2002. At February 28, 2002, the Company was offering some type of cellular service in all of its sales offices. In April 2000, Teletouch became an agent for Leap Wireless International Inc. ("Cricket Communications"), a company that provides unlimited local wireless service for a flat monthly fee. Cricket currently offers its service in several major metropolitan areas in Tennessee, Arkansas and Oklahoma and plans to offer the service in other markets in which Teletouch has retail locations. The Company is selling cellular/PCS service under five major agreements with AT&T Wireless, Inc., Telecorp Communications, Inc. (SunCom), Alltel Communications, Inc. (Alltel), Leap Wireless, Inc. (Cricket) and Cingular Wireless (Cingular).

      In January 2002, Teletouch entered an agreement to provide telemetry service with Numerex Corporation ("Numerex"). Currently, the Company offers two telemetry solutions for its customers, marketed under the brand name of "Tracker". One solution is for monitoring and controlling events at a remote fixed location and the other solution is for monitoring mobile assets. Both telemetry products rely on access to a network of cellular carriers to transmit information to and from the device. The cellular network assembled by Numerex covers approximately 98% of the geographic area of North America. The mobile telemetry product utilizes an embedded Global Positioning Satellite (GPS) device to provide information on the location of the asset it has been installed in. These types of telemetry devices are relatively new and the new applications for such devices are being developed constantly. Management believes these types of products will be complementary to the products it currently sells and that the comprehensive coverage of the cellular network will allow Teletouch to grow revenue streams outside of its current geographic footprint.

RESULTS OF OPERATIONS

The following table presents certain items from the Company's condensed consolidated statements of operations and certain other information for the periods indicated.

                                               Three Months Ended              Nine Months Ended
                                                   February 28                    February 28
                                                   -----------                    -----------
                                               2002           2001           2002            2001
                                               ----           ----           ----            ----

                              (in thousands, except pagers, ARPU and per share amounts)

Service, rent and maintenance revenue            $   8,291    $  10,636    $  26,410    $  33,064
Product sales revenue                                3,372        4,037        9,261       10,101
---------------------                            ----------   ----------   ----------   ----------

     Total revenues                                 11,663       14,673       35,671       43,165
Net book value of products sold                     (2,312)      (3,707)      (6,607)     (10,093)
-------------------------------                  ----------   ----------   ----------   ----------

                                                 $   9,351    $  10,966    $  29,064    $  33,072

Operating expenses                               $   8,781    $  11,284    $  26,925    $  32,579

Operating income                                 $     570    $    (318)   $   2,139    $     493

Net loss before preferred stock dividends        $  (1,308)   $  (2,568)   $  (3,697)   $  (6,203)

Net loss                                         $  (2,563)   $  (3,661)   $  (7,335)   $  (9,373)

Loss per share after preferred stock dividends   $   (0.53)   $   (0.74)   $   (1.51)   $   (2.01)

EBITDA (1) (2)                                   $   2,159    $   2,881    $   6,938    $   8,684

Pagers in service at end of period                 286,272      379,515      286,272      379,515

Average revenue per unit ("ARPU")                $    8.91    $    8.79    $    8.77    $    8.83

________________

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

(2) In January 2001, Teletouch restructured certain retail operations and product lines, resulting in non-recurring costs that have been included in operating expenses and net book value of products sold The EBITDA shown above for fiscal 2001 excludes the $573,000 of non-recurring costs associated with these activities, consisting primarily of severance expenses, lease payments for unoccupied space and impairment of cellular phone inventory.

Results of Operations for the Nine and Three Months ended February 28, 2002 and 2001

     Total revenue: Teletouch's total revenue decreased to $35.7 and $11.7 million for the nine months and three months ended February 28, 2002 from $43.2 and $14.7 million for the nine months and three months ended February 28, 2001, respectively. This decline is due to losses in paging and messaging revenues resulting from fewer pagers in service and lower demand for one-way paging which are offset slightly by increases in cellular and two-way radio revenues. Pagers in service decreased to approximately 286,300 at February 28, 2002 as compared to 379,500 at February 28, 2001, due to a continuing decline in the demand for one-way paging service.

     The negative impact on total revenue of the decrease in pagers in service is compounded by a decrease in average revenue per unit ("ARPU"). ARPU for the nine months ended February 28, 2002 was $8.77 as compared to $8.83 for the nine months ended February 28, 2001. The decrease in ARPU is primarily due to increased competitive intensity in the Company's markets from other paging carriers as well as cellular and PCS providers. Declining pricing from the cellular and PCS providers is continuing to translate into a decline in demand for paging services. As competitors continue to pursue its customers in the marketplace and as the paging industry fully matures, ARPU is expected to continue to decline. Teletouch expects that the introduction of new products and services will partially offset the decline in ARPU or paging subscribers and will lessen the decrease in total revenue.

     Operating expenses, excluding depreciation and amortization: Operating expenses, excluding depreciation and amortization, were $22.2 million, or 62% of total revenue, for the first nine months of fiscal 2002 as compared to $25.0 million, or 58% of total revenue, for the first nine months of fiscal 2001; and $7.2 million, or 62% of total revenue, for the quarter ended February 28, 2002 as compared to $8.7 million, or 59% of total revenue for the quarter ended February 28, 2001. Costs have declined in fiscal 2002 primarily in the areas of advertising, bad debts, and telephone service expenses due to direct efforts by the Company to control these costs. As a percentage of gross revenues, costs have increased from fiscal year 2001 due to the relatively fixed cost nature of paging infrastructure that has been required to be maintained to service the Company's existing paging subscribers.

     Depreciation and amortization: Depreciation and amortization expense decreased to $4.8 and $1.6 million for the nine months and three months ended February 28, 2002, from $7.6 and $2.6 million for the nine months and three months ended February 28, 2001, respectively. The decrease is due primarily to the write off of substantially all of the Company's intangible assets during the fourth quarter of fiscal year 2001 due to impairment of such assets when compared to estimated future cash flows (see Note C). This decline was partially offset by an increase in depreciation related to assets used in new retail stores.

     Interest expense: Net interest expense decreased to $5.8 and $1.9 million for the nine months and three months ended February 28, 2002, from $6.7 and $2.3 million for the nine months and three months ended February 28, 2001, respectively. Lower interest rates on the Company's variable-rate debt obligations along with principal payments of $2.5 million made against the Company's credit obligations during the last three quarters of fiscal 2001 resulted in the decline in interest expense.

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

     EBITDA: EBITDA decreased to $6.9 million, or 19% of total revenue, for the nine months ended February 28, 2002 from $8.7 million, or 20% of total revenue, for the nine months ended February 28, 2001. EBITDA decreased to $2.2 million (excluding the $22,800 compensation expense associated with the repriced options), or 19% of total revenue, for the three months ended February 28, 2002 from $2.9 million, or 20% of total revenue, for the three months ended February 28, 2001. The decrease in EBITDA in total is due to the continuing decline in ARPU and number of pagers in service partially offset by increases in cellular phone margins.


FINANCIAL CONDITION

     Teletouch's cash balance was $8.5 million at February 28, 2002 as compared to $4.0 million at May 31, 2001. Cash provided by operating activities increased to $8.1 million for the nine months ended February 28, 2002 as compared to $3.6 million for the nine months ended February 28, 2001. The increase in cash is primarily due the Company's ceasing of interest payments and paying less than the scheduled principal payments on the Credit Agreement for the nine months ended February 28, 2002 (see Note B). The Company has reduced inventory levels over the quarter along with taking advantage of the full vendor terms available on purchases in its efforts to maximize cash balances in preparation for the anticipated debt restructuring. Additionally, the Company has continued to reduce capital expenditures during fiscal 2002 by slowing its retail expansion efforts. The Company expects that cash flow provided from operations will be sufficient to fund its working capital needs in the near term, provided that the Company is successful in reorganizing its debt obligations, which is discussed in greater detail below. In the absence of such a reorganization and additional financing, the Company may be forced to terminate its operations.

     The Company's credit agreement with a group of lenders, led by JP Morgan Chase Bank (successor-in-interest to The Chase Manhattan Bank (the "Credit Agreement") provides for loans in an amount not to exceed $70 million. As of February 28, 2002, $57.1 million of the Credit Agreement was funded. Direct costs incurred in connection with obtaining the Credit Agreement of approximately $4.1 million have been deferred and are being amortized using the effective interest rate method over the term of the existing loans.

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

     The Credit Agreement also requires the maintenance of specified financial and operating covenants and prohibits any payments on the Junior Subordinated Notes and the payment of dividends. These covenants were amended as of the end of each of the first three quarters of the fiscal year ended May 31, 2001, which allowed the Company to meet its financial covenant and principal repayment terms at the end of each of the first three quarters of the prior fiscal year. As of May 31, 2001 and through February 28, 2002, the Company has been unable to negotiate new terms under the Credit Agreement, which would allow the Company to remain in compliance with its terms as of February 28, 2002, and for subsequent periods. Failure to comply with the terms of the agreement results in an Event of Default under the Credit Agreement which in turn allows the lender to terminate the commitment and to declare the borrowings totaling $57.1 million ($59.9 million including accrued and unpaid interest) to be due and payable. The Company is in default of its payment obligations under the Credit Agreement as well as with various financial covenants and has ceased making the required monthly interest payments on the Credit Agreement after May 2001. The Company has accrued $2.8 million for the unpaid interest on the Credit Agreement. The Lenders have refused to waive these Events of Default, and are in the process of assessing their alternatives. In any event, no additional borrowings will be available to the Company under the Credit Agreement. Teletouch has classified amounts due under the Credit Agreement as a current liability as of February 28, 2002.

     In August 1995, Teletouch borrowed $10 million from Continental Illinois Venture Corporation ("CIVC") and certain other parties both related and unrelated to CIVC (together with CIVC, the "CIVC Investors") in exchange for which Teletouch issued 14% Junior Subordinated Notes to the CIVC Investors. The Subordinated Notes are due in August 2003. The Subordinated Notes were initially recorded, for financial reporting purposes, at approximately $8 million. Included in the Subordinated Note balance was accrued interest of $14.7 million and $12.3 million at February 28, 2002 and May 31, 2001 respectively.

     The terms of the Subordinated Notes require the maintenance of certain financial and operating covenants and restrict future acquisitions. Pursuant to the Junior Subordinated Note Agreement, if the lender declared the Company not in compliance with the terms of the Credit Agreement, then the Company would not be in compliance with the terms of the Junior Subordinated Note Agreement. The resulting inability to comply with the terms of the Junior Subordinated Note Agreement would cause an additional $24.7 million, as of February 28, 2002, to become due and payable; therefore, Teletouch has classified the amount outstanding under the Subordinated Notes as a current liability as of February 28, 2002.

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

     Teletouch's operations require capital investment to purchase inventory for lease to customers and to acquire paging infrastructure equipment to support the Company's growth. Net capital expenditures, including pagers, amounted to $3.2 million and $5.2 million for the first nine months of fiscal years 2002 and 2001, respectively. Teletouch anticipates capital expenditures will decrease in fiscal 2002 as compared to fiscal 2001 as the Company slows its retail expansion and continues to purchase lower cost pager inventory for lease to its customers. Teletouch expects to pay for these expenditures with cash generated from operations.

     As of February 28, 2002, the Company had negative stockholders' equity of $59.5 million. Although the Company has been unable to complete the reorganization of its debt and improve its stockholders' equity as of February 28, 2002, the Company's management believes its debt reorganiztion efforts will ultimately be successful. An updated plan of compliance outlining the Company's recapitalization program was submitted to the American Stock Exchange ("Amex") for review on April 12, 2002. Upon completion of its review, Amex will decide whether the Company's plan to regain compliance by August 31, 2002 is feasible and whether to continue the Company's listing. Failure to regain compliance would result in the Company being delisted. In the event of delisting, the Company's securities may still be traded on the Over-the-Counter Bulletin Board.

NEW ACCOUNTING ANNOUNCEMENTS

     In October 2001, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 is effective for years beginning after December 15, 2001 and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 provides a single accounting model for disposition of long-lived assets. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held for sale. The new rules also will supersede the provisions of the Accounting Principles Board Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred. In addition, more dispositions will qualify for discontinued operations treatment in the income statement. SFAS No. 144 is effective for years beginning after December 15, 2001. The Company is currently analyzing the implementation requirements and has not yet determined whether the adoption of SFAS No. 144 will have a material impact on the Company's consolidated balance sheets or its statements of operations, shareholders' equity and cash flows.

                           Part II. Other Information

Item 1. Legal Proceedings

     Teletouch is party to various legal proceedings arising in the ordinary course of business. The Company believes there is no proceeding, either threatened or pending, against it that could result in a material adverse effect on its results of operations or financial condition.

Item 5. Other Information.

     On April 1, 2002, the Company entered into a three-year Employment Agreement (the "Employment Agreement") with J. Kernan Crotty. Mr. Crotty will serve as the Company's President, Chief Operating Officer and Chief Financial Officer. The Employment Agreement may be renewed for one additional year if the Company and Mr. Crotty so agree no later than thirty days before the expiration of the initial term.

     As compensation Mr. Crotty shall be paid a base salary of $240,000 per year. Subject to periodic review by the Board and based on the Company's earnings performance or meritorious performance of his duties as an officer of the Company his salary may be increased. In addition, he received a $38,000 signing bonus and will be entitled to receive yearly bonus payments (the "Annual Bonus") after the issuance of final audited financial statements and no later than 150 calendar days after the end of the Company's fiscal year in the target range of $50,000-$100,000. The Compensation Committee will consider actual operating performance compared to budgeted performance of the Company, EBITDA less capital expenditures, and other traditional and subjective performance criteria when determining the Annual Bonus.

     In addition to monetary compensation, Mr. Crotty's employment benefits include disability, health and life insurance, sick leave, vacation and participation in the Company's Section 401(k) retirement plan. On December 17, 2001, he was granted a ten-year non-qualified stock option to purchase 333,333 shares of the Company's common stock, par value $0.001 per share exercisable for $0.282 per share, which price was the average closing price for the twenty days preceding the date of grant. Vesting is pro rata daily over a three-year period commencing December 17, 2001.

     On September 1, 2002, he will receive a non-qualified option to purchase 166,667 shares of the Company's common stock, the price of which will be computed based on the average closing price for the twenty days preceding September 1, 2002. Vesting will be pro rata daily over a two-year period commencing September 1, 2002. In the event of a change of control (as defined) or upon sale of substantially all of the assets of the Company or merger of the Company out of existence, vesting shall accelerate.

     In the event the Company terminates his employment, upon written notice of
(1) death; (2) disability, if the disability continues for an aggregate period exceeding 120 days in any year or 90 consecutive days; or (3) for cause such as (without limitation) indictment for fraud or embezzlement, conviction of a felony involving fraud, engaging in acts constituting gross negligence or willful misconduct, breaching his duty of loyalty or fiduciary duty to the Company, continued failure to perform his duties, or breaching the terms of the Employment Agreement. The Company may also terminate Mr. Crotty's employment in the absence of cause for any reason provided that it pay, as liquidated damages or severance pay or both, his base salary in twenty-four monthly installments and a minimum severance bonus of either $100,000 or the amount of the Annual Bonus pro rated for the portion of the year employed prior to termination. The Company has no obligation to pay a severance bonus if the Company's reported EBITDA for the fiscal year is less than 75% of budgeted EBITDA for that fiscal year.

     Mr. Crotty may voluntarily terminate his employment upon written notice of a good reason arrived at in good faith, such as, without limitation, removal from one of his positions, reduction of scope of responsibilities, breach of the Employment Agreement by the Company or a change in control, sale of substantially all of the assets of the Company or merger of the Company out of existence. All unvested options granted under his Employment Agreement shall immediately terminate and all vested options shall terminate in accordance with their terms. In the event of voluntary termination of his employment, the Company shall pay a severance package the same as provided for involuntary termination without cause, with the same exceptions.

     In the event of termination by the Company for the reasons set forth above, each of the Company and Mr. Crotty shall execute mutual releases of claims against each other prior to Mr. Crotty receiving any post-termination payments. In addition, Mr. Crotty may not compete with the Company in any state in which it does business or within 100 miles of such states for three years after he ceases to be employed by the Company. However, if the Company fails to make its post-termination payments to him, the non-competition provisions will be suspended for that period.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

     Exhibit                                                           Page
     Number       Title of Exhibit                                     Number
     ------       -------------------------------------                ------

     10           J. Kernan Crotty Employment Agreement                16

(b)  Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               TELETOUCH COMMUNICATIONS, INC.

                                            ____________________________________
                                                        (Registrant)

Date: April 22, 2002                               /s/ Robert M. McMurrey
                                            ------------------------------------
                                                     Robert M. McMurrey
                                                          Chairman

Date: April 22, 2002                                /s/ J. Kernan Crotty
                                            ------------------------------------
                                                      J. Kernan Crotty
                                                         President
                                                  Chief Financial Officer
                                               (Principal Accounting Officer)