Form 10-K
period 2002-05-31
TELETOUCH COMMUNICATIONS INC
filed 2002-08-28
CIK 928659

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED: MAY 31, 2002
                                                ------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 1-13436
                             -----------------------
                         TELETOUCH COMMUNICATIONS, INC.
                       (Name of registrant in its charter)

                   Delaware                              75-2556090
         (State or other jurisdiction                   (IRS Employer
       of incorporation or organization)           Identification Number)

          110 N. College, Suite 200, Tyler, Texas 75702 (903) 595-8800
          (Address and telephone number of principal executive offices)
                             -----------------------

Securities registered pursuant to Section 12(b) of the Exchange Act: Common Stock, $0.001 par value, listed on the American Stock Exchange.

Securities registered pursuant to Section 12(g) of the Exchange Act: None.

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of August 26, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on that date, was approximately $839,468. As of August 26, 2002, the registrant had outstanding 4,792,650 shares of Common Stock, 15,000 shares of Series A Preferred Stock, and 85,394 shares of Series B Preferred Stock.

     The information required to be included in Part III hereof is incorporated herein from the issuer's definitive proxy, which is expected to be filed within one hundred twenty days of the last fiscal year end.

                               INDEX TO FORM 10-K
                                       of
                         TELETOUCH COMMUNICATIONS, INC.

                                                                                         PAGE NO.
                                                                                         --------
PART I ....................................................................................  1
   Item 1.  Business ......................................................................  1
   Item 2.  Description of Property .......................................................  9
   Item 3.  Legal Proceedings .............................................................  9
   Item 4.  Submission of Matters to a Vote of Security Holders ...........................  9

PART II ................................................................................... 10
   Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters ......... 10
   Item 6.  Selected Consolidated Financial Data .......................................... 11
   Item 7.  Management's Discussion and Analysis of Results of Operations
            and Financial Condition ....................................................... 12
   Item 7a. Quantitative and Qualitative Disclosures about Market Risk .................... 23
   Item 8.  Financial Statement and Supplementary Data .................................... 23
   Item 9.  Changes In and Disagreements with Accountants On Accounting and Financial Disclosure ...................................................... 23

PART III .................................................................................. 24
   Item 10. Directors and Executive Officers of the Registrant ............................ 24
   Item 11. Executive Compensation ........................................................ 24
   Item 12. Security Ownership of Certain Beneficial Owners and Management ................ 24
   Item 13. Certain Relationships and Related Transactions ................................ 24

PART IV ................................................................................... 25

   Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K .............. 25

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

         Teletouch provides telecommunications services in non-major metropolitan areas and communities. Currently the Company provides services in Alabama, Arkansas, Louisiana, Mississippi, Missouri, Oklahoma, Texas, Tennessee and Florida. The Company has 47 sales offices in those states. Through inter-carrier arrangements, Teletouch also provides nationwide and expanded regional coverage.

         Teletouch has experienced a substantial decline in the paging business over the last year, which is partially offset by the growth in other communications services offered. At May 31, 2002 the Company had approximately 271,100 pagers in service as compared to approximately 354,700 and 411,700 at May 31, 2001 and May 31, 2000, respectively. For fiscal year 2002 the Company had total revenues of $46.6 million as compared to $56.3 million and $56.6 million in fiscal years 2001 and 2000, respectively.

         Teletouch's primary focus has been on pursuing a recapitalization of its debt and certain equity securities. The Company succeeded in recapitalizing its debt and certain equity securities in May 2002 and continues to follow its overall business strategy of minimizing the level of customer attrition while adding new products within all of its distribution channels to minimize the impact of the loss in recurring revenues from its declining paging subscriber base. The Company's management believes that the successful recapitalization of its debt and certain equity securities will help generate sufficient future cash flows to meet the Company's capital needs for the next fiscal year. Teletouch believes its current markets continue to offer significant growth potential for other wireless services. During the next two years, the Company intends to focus most of its efforts on developing its newly offered telemetry services and broadening its range of products sold in all channels of distribution. By reducing overhead costs and focusing on customer service, the Company believes that it can minimize the impact on operating margins while it develops additional products and services with recurring revenue streams to replace the losses from paging service revenue. Additionally, if the opportunity to acquire other regional paging companies arises, the Company believes it can achieve better operating results than those achieved by the businesses separately by consolidating administrative functions, taking advantage of economies of scale, and sharing common frequencies to offer existing customers a wider area of paging coverage.

         In May 2002, the Company completed a review of the financial performance of its retail stores. This review resulted in the completion of a Retail Restructuring Plan that concluded the need to close 22 of the Company's 66 locations and reduce 9 of the remaining locations to "Customer Service Only" locations. As of May 31, 2002 the Company had completed the closure of 9 of its retail locations leaving 57 locations open as of the end of fiscal 2002. Locations selected for closure were not contributing to the Company's operating income on a current basis. To evaluate the financial results on a current basis, we excluded the recurring revenues from paging subscribers that were put on service in prior periods. Locations selected to be reduced to "Customer Service Only" locations were also not contributing to the Company's operating income, although were supporting a sizable paging subscriber base that would not be easily serviced from any other location. The purpose of the restructuring is to reduce operating expenses while minimizing the impact on the recurring revenues from the paging subscribers that were being serviced by the effected locations. The Retail Restructuring Plan is to be complete by September 2002.

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

         Although the one-way paging industry's growth rate is difficult to determine precisely, sources estimate that pagers in service grew at an annual rate of between 20% and 30% for much of the early 1990s. At the end of 1996, approximately 42 million pagers were in service in the United States and approximately 6 million net new subscribers were added during 1997, resulting in a growth rate of a much lower 14%. Since 1997 growth rates have declined and are currently flat to slightly negative. Growth rates in the one-way paging industry are expected to decline further in the foreseeable future. Factors contributing to the paging industry's negative growth include: (i) expanding coverage of other mobile communications networks; (ii) an increased consumer demand for products capable of two-way mobile communications; (iii) the rapidly declining costs of other mobile communications services such as cellular telephone service; and (iv) technological advances in cellular equipment and services.

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

         Teletouch currently provides four basic types of paging services: numeric, alphanumeric, tone-only, and tone-plus-voice. Subscribers carry a pocket-sized radio receiver (a pager) that is preset to monitor a designated radio frequency and is activated by radio signals emitted from a transmitter when a call is received. Numeric pagers display a caller's message that may consist of an area code and telephone number or up to 12 digits of other numeric information. Alphanumeric pagers allow subscribers to receive and store messages consisting of both numbers and letters. With tone-only service, the subscriber's pager produces an audible "beep" or vibration when activated, and tone-plus-voice service causes a subscriber's pager to beep and then play a brief voice message. Subscribers may be paged using traditional or cellular telephones, computer software, alpha entry devices, or over the Internet from the Company's web page. Teletouch is licensed by the FCC to transmit numeric, alphanumeric, tone, and voice messages to pagers it either sells or leases to customers

         Numeric and alphanumeric paging services have almost completely replaced Teletouch's tone-only or tone-plus-voice services. Today over half of the Company's pagers in service are numeric pagers. Alphanumeric pagers, which were introduced in the mid-1980s, constitute a smaller but increasing percentage of the Company's subscriber base.

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

         Paging companies traditionally distributed their services through direct marketing and sales activities. In recent years additional distribution channels evolved including: (i) carrier-operated stores; (ii) resellers, who purchase paging services on a wholesale basis from carriers and resell those services on a retail basis to their own customers; (iii) agents who solicit customers for carriers and are compensated on a commission basis; and (iv) retail outlets that often sell a variety of merchandise, including pagers and other telecommunications equipment. Historically, most paging subscribers have been business users with a much smaller percentage of the users being retail consumers. Use of pagers by retail consumers has significantly declined over the past several years. Increasingly, paging subscribers choose to purchase rather than lease their pagers as equipment costs have decline. The Company expects such trends to continue.

         Teletouch's paging customers include various-sized companies with field sales and service operations, individuals in occupations requiring substantial mobility and the need to receive timely information. Teletouch is not dependent upon any single or small group of customers for a material part of its overall business.

         Teletouch's sales strategy for its paging services is to concentrate on business accounts who value continuity, quality, and personal service. Historically, the Company leased pagers to a large percentage of its business accounts. As the price of pagers declined, the Company has increasingly emphasized pager sales over rentals. Teletouch offers its subscribers a high level of technical support and provides a full range of dependable communications devices and services.

         The Company now markets all its paging products and services under the Teletouch name. In order to access the broadest possible market, the Company uses multiple paging distribution channels. These channels include (i) Company-operated sales offices ("Retail Stores"), including mall and other shopping center locations, that sell pagers to the consumer market; (ii) a direct sales staff that concentrates on business accounts; and (iii) resellers, who purchase pagers and paging services in bulk and resell them to their own subscribers. The continuing decline in retail consumer demand for paging service has virtually eliminated the Company's emphasis on retail stores as an outlet for its paging services. Teletouch continues to market and sell a nominal amount of paging services through its retail stores but has focused on expanding the product lines offered available in these stores to include both cellular products and other consumer electronics.

         Cellular Operations

         The Company currently offers both postpaid and prepaid cellular service as an agent for other cellular carriers, including AT&T Wireless, Cingular Wireless, Verizon, Telecorp Wireless ("SunCom") and Leap Wireless ("Cricket"). At year-end, the Company was offering either postpaid cellular, prepaid cellular or both under one or more of its agent agreements in all of its retail stores. Additionally, these cellular products are offered through the direct sales staff to the Company's business paging customers.

         Teletouch became an agent for Cricket in April 2000 and currently offers its service in several major metropolitan areas in Tennessee, Arkansas and Oklahoma and plans to offer the service in other markets in which Teletouch has retail locations. The Cricket product provides unlimited local wireless service for a flat monthly fee. Teletouch's continued success selling the Cricket product has led the Company to open several retail stores that focus almost exclusively on this product line.

         To complement its cellular products and services, Teletouch began offering prepaid long distance cards in April 2000. The Company offers its cellular products and services through its retail stores and through its direct sales staff. As with pagers, Teletouch focuses on selling rather than leasing its cellular products.

         In December 1998, Teletouch launched its own brand of prepaid cellular telephone service, utilizing the resale of telecommunication service which it buys at wholesale prices. In May 2001, the Company decided to discontinue sales of its own brand of prepaid cellular service. These customers were either transitioned to alternative cellular service under one of the Company's existing agent agreements or their existing prepaid cellular service was disconnected by December 2001.

         Two-Way Radio Operations

         Since 1963, Teletouch has been an authorized Motorola two-way radio dealer in the East Texas area. The Company has locations in Tyler, Longview, Nacogdoches, Lufkin, Livingston, and Huntsville Texas and services a large percentage of the law enforcement and public safety agencies as well as other industries in a ten-county area. Teletouch is currently a member of Motorola's Pinnacle Club, a group of 700 preferred Motorola dealers.

         On March 29, 2000, Teletouch acquired Eastex Communications, Inc., a privately-held company headquartered in Nacogdoches, Texas. The acquisition of Eastex has allowed Teletouch to launch 450 MHz Logic Trunked Radio ("LTR") Passport-enabled service, a "Nextel-type" radio service, in eastern Texas. Shortly before acquiring Eastex, Teletouch launched this service in its Tyler and Longview markets.

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

         Telemetry Operations

         Wireless telemetry provides machine to machine or machine to people communications, which enable immediate notification of specific events. Sale of telemetric products and services provides Teletouch the opportunity to generate recurring service revenue as well as realize positive earnings and cash flow on the sale of equipment.

         In November 2001, Teletouch entered the wireless telemetry market with a product line branded "Tracker by Teletouch", which operates on the cellular network in virtually all areas of the United States. The initial product offering centered on fixed monitoring applications in the water/wastewater and poultry industries. In February 2002, Teletouch increased its telemetry product offering to include Tracker AVL, which monitors mobile assets using global positioning satellites to help customers monitor and track their vehicles, detached trailers and virtually any other mobile asset.

         In July 2002, the Tracker product line was expanded to include a satellite communications network in addition to the cellular network. This provides more enhanced communications capability for large fleet operators and trucking companies as well as products with more advanced fixed and mobile asset monitoring capabilities, including the ability to operate on multiple networks. To complement the Tracker offering, Teletouch has announced its GEOFLEET brand software, which is customizable for mobile fleet and fixed asset management, and gives the user the ability to monitor and track multiple vehicles on multiple networks at the same time on the same screen.

         Teletouch has other products in development to serve the aquaculture, pipeline, oil and gas industries with an estimated introduction in the first quarter of 2003.

         To date revenues from telemetry sales and service have been insignificant to the Company's overall revenue. However, management is encouraged by the interest these products are generating in the market.

Financial Information about Industry Segments

         Teletouch operates in the wireless telecommunications industry, providing paging and messaging, cellular, and two-way radio services to a diversified customer base. Teletouch's cellular and two-way radio operations represent less than 10% individually and in the aggregate of operating income and assets of the Company. Cellular and two-way radio operations represent approximately 16% in the aggregate of the Company's revenue. Cellular and two-way revenues for fiscal years 2002 and 2001, respectively, were $7.4 million and $6.6 million. The Company had no foreign operations.

Sources of System Equipment and Inventory

         Teletouch does not manufacture its paging network equipment, including but not limited to antennas, transmitters, and paging terminals, nor does it manufacture any of the pagers, cellular telephones, two-way radios, consumer electronics or telemetry devices it sells or leases. This equipment is available for purchase from multiple sources, and the Company anticipates that such equipment will continue to be available in the foreseeable future, consistent with normal manufacturing and delivery lead times. Because of the high degree of compatibility among different models of transmitters, computers and other paging and voice mail equipment manufactured by its suppliers, Teletouch's paging network is not dependent upon any single source of such equipment. The Company currently purchases pagers and transmitters from several competing sources. Until fiscal 2001, the Company purchased its paging terminals from Glenayre Technologies Inc., a leading manufacturer of mobile communications equipment. During fiscal 2001, Glenayre announced that it would discontinue manufacturing paging terminals but would continue to provide technical support for the foreseeable future. Teletouch does not anticipate that the decision by Glenayre will impact its operations as such terminal equipment is readily available in the used market.

         Teletouch continually evaluates potential products to offer in its sales offices since those offices primarily target the consumer market, and consumers have consistently requested other telecommunication products in addition to paging, voice mail, and cellular services. Services such as internet access, local telephone service, printing services, security services and other consumer electronics are currently being investigated. Teletouch plans to continue introducing new products and services to its customers as viable ones are identified.

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

         Although some competitors are small, privately owned companies serving only one market area, others are subsidiaries or divisions of larger companies, such as telephone companies, which provide paging and other telecommunications services in multiple market areas. Among the Company's competitors are Arch Wireless Inc., Metrocall Inc., and WebLink Wireless.

         Companies offering wireless two-way communications services, including 800 MHz cellular service, 1900 MHz wireless personal communications service ("PCS"), and specialized mobile radio services ("SMR"), continue to compete with Teletouch's paging services. Cellular and PCS services are generally more expensive than paging services. Where price is a consideration or access to fixed wire communications (such as ordinary telephones) is available, paging can compete successfully with or be an adjunct to cellular and PCS systems. However, the price of cellular and PCS services continue to decline and are quickly approaching the higher end pricing on some paging services. Therefore, the Company has aggressively partnered with cellular and PCS providers and continues to work to develop services that will sustain the Company in this competitive environment. Future technological advances and associated regulatory changes in the industry could also result in new products and services that would either put Teletouch at a competitive advantage or disadvantage with other companies. If the pricing on cellular and PCS services continues to decline and this trend continues to erode the number of paging subscribers in the marketplace, the viability of the paging industry in general and of the Company in particular could be adversely affected.

Patents and Trademarks

         In fiscal year 1999, Teletouch applied to register the trademark for its Smartpager(R) service, a service that allows individuals to send an alphanumeric page to a subscriber without any special software or equipment. The Company considers this registered trademark to be beneficial and will consider registering trademarks or service marks for future services it may provide. The Company is also preparing to apply for state trademark registrations for use in various jurisdictions as this new program rolls out.

         Teletouch is in the process of registering the trademark for its Xtreme Audio & Video(R) new concept retail stores. These new concept stores will focus on providing car audio equipment and accessories as well as home theatre products to the consumer markets. In addition to selling products, these new concept retail stores will provide installation and servicing of the products sold.

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

         The FCC also adopted rules that license paging channels in the UHF and VHF bands, as well as in the 929 and 931 MHz bands, on a geographic area basis. These geographic area licenses are awarded through public auctions. The 929 and 931 MHz bands were auctioned in February 2000. The Company acquired 32 licenses in the 931 MHz band in these auctions. Considering the continued decline in the paging industry as well as the decline in the Company's paging subscriber base, it is possible that Teletouch will not "build out" these acquired 931 MHz licenses within the period required by the FCC. Failure to build out these licenses will result in the licenses being forfeited to the FCC. Incumbent licensees, such as Teletouch, will retain their exclusivity under the FCC's new rules. The Company also operates paging systems utilizing shared, non-exclusive frequencies below 929 MHz.

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

         Teletouch regularly applies to the FCC for authority to use additional frequencies and to add additional transmitter sites to expand coverage on existing frequencies. Under current FCC guidelines, the Company can expand its coverage and add additional sites only on frequencies formerly classified as PCP frequencies below 929 MHz. All other paging frequencies below 929 MHz on which Teletouch holds licenses are frozen in a status quo condition pending the final announcement and implementation of geographic area licensing auctions. The Communications Act also requires prior FCC approval for the Company's acquisitions of radio licenses held by other companies, as well as transfers of controlling interests of any entities that hold radio licenses. Although there can be no assurance the FCC will approve or act upon Teletouch's future applications in a timely manner, the Company knows of no reason why such applications would not be approved or granted. The FCC has also determined that all major modification and expansion applications will be subject to competitive bidding (auction) procedures. Teletouch cannot predict the impact of these procedures on its licensing practices.

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

Employees

         At May 31, 2002, Teletouch employed 373 people, of which 319 were employed full-time and 54 were employed on a part-time or temporary basis. Most of these employees performed sales, operations support, and clerical roles. The Company considers its relationships with its employees to be satisfactory and is not a party to any collective bargaining agreement.

Item 2.  Description of Property

         Teletouch owns an office building and one transmitter site, along with the broadcast tower on that site. In addition, the Company currently leases 68 retail and office locations (including 12 previously closed retail locations that the Company is currently seeking to sublease) in its market areas, including its executive offices in Tyler, Texas. In May 2002, the Company completed a review of the financial performance of its retail stores which resulted in the decision to close 22 of the Company's locations. The remaining lease liability at May 31, 2002 was $488,000 for the closed stores and is expected to be paid through 2007. Teletouch also leases transmitter sites on commercial towers, buildings, and other fixed structures in approximately 399 locations. The Company's leases are for various terms and provide for monthly rental payments at various rates. Teletouch is obligated to make total lease payments of approximately $2.7 million under its office facility and tower site leases for fiscal year 2003. See Note H in the Notes to Consolidated Financial Statements.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2002.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

         Teletouch's Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol TLL.

         The following table lists the reported high and low transaction prices for Teletouch Common Stock for the periods indicated. These prices reflect inter-dealer prices, but do not include retail mark-ups, markdowns, or commissions and may not necessarily represent actual transactions.

                                                        Common Stock
                                                        ------------
                                                      High      Low
                                                      ----      ---
          Fiscal Year 2001
          ----------------
            1/st/ Quarter                             3.94      1.63
            2/nd/ Quarter                             3.00      1.00
            3/rd/ Quarter                             1.25      0.50
            4/th/ Quarter                             0.98      0.31
          Fiscal Year 2002
          ----------------
            1/st/ Quarter                             1.00      0.30
            2/nd/ Quarter                             0.45      0.16
            3/rd/ Quarter                             0.62      0.22
            4/th/ Quarter                             1.25      0.34

______________________

         As of August 26, 2002, 4,792,650 shares of Common Stock, 15,000 shares of Series A preferred stock, 85,394 shares of Series B preferred stock, 2,660,840 Common Stock Purchase Warrants, 742,322 Options and 324,173 Series B Preferred Stock Purchase Warrants were issued and outstanding. The common stock is the only class of stock which has voting rights or that is traded publicly. Also as of August 26, 2002, there were 47 holders of record of the Company's Common Stock based upon information furnished by Continental Stock Transfer & Trust Company, New York, New York, the Company's transfer agent. The number of holders of record does not reflect the number of beneficial holders, estimated to be in excess of 800, of Teletouch's Common Stock for whom shares and warrants are held by banks, brokerage firms, and other entities.

         Teletouch has never paid and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Dividends on the Series A Preferred Stock accrued at 14% per annum compounded quarterly through May 17, 2002 when, pursuant to the Restructuring Agreement effective as of that date, dividend accruals ceased. Cash dividends on the Company's Common Stock or Preferred Stock, and the redemption of the Preferred Stock, are prohibited so long as the Amended Credit Agreement (discussed in Note B in the Notes to the Consolidated Financial Statements) is in effect.

         Teletouch is party to a number of agreements that if approved by shareholders would result in a substantial equity recapitalization of the Company. See "Settlement of Junior Debt; Restructuring Agreement" below.

Item 6.       Selected Consolidated Financial Data

         The following table represents certain items from the Company's consolidated statements of operations and certain other information for the periods indicated.

                                                      (In Thousands, except Per Share Data, Pagers in Service and ARPU)
                                                          2002          2001         2000         1999         1998
                                                          ----          ----         ----         ----         ----
Service, rent, and maintenance revenue                  $ 34,335     $  42,929    $  45,164    $  42,792     $ 38,831
Product sales revenue                                     12,234        13,366       11,427        8,346        6,328
                                                        --------     ---------    ---------    ---------     --------
   Total revenues ..................................      46,569        56,295       56,591       51,138       45,159
Net book value of products sold ....................      (8,539)      (13,405)     (11,211)      (8,000)      (6,634)
                                                        --------     ---------    ---------    ---------     --------
                                                        $ 38,030     $  42,890    $  45,380    $  43,138     $ 38,525
Operating expenses (1)                                    36,601        79,337       43,650       42,678       38,329
                                                        --------     ---------    ---------    ---------     --------
Operating income (loss) (1)                                1,429       (36,447)       1,730          460          196
Interest expense, net                                     (7,412)       (8,775)      (7,908)      (7,823)      (8,535)
Loss on investments                                           --          (356)          --           --           --
                                                        --------     ---------    ---------    ---------     --------
Gain on extinguishment of debt  (3)                       69,571            --           --           --           --
                                                        --------     ---------    ---------    ---------     --------
Gain (loss) on disposal of assets                           (109)         (237)         155           23        4,171
                                                        --------     ---------    ---------    ---------     --------
Income (loss) before income taxes (1)(3)                  63,479       (45,815)      (6,023)      (7,340)      (4,168)
Income tax expense/(benefit)                                  --            --           --           --           48
                                                        --------     ---------    ---------    ---------     --------


Net income (loss) before preferred stock dividends
(1)(3)                                                  $ 63,479     $ (45,815)   $  (6,023)   $  (7,340)    $ (4,216)
                                                        ========     =========    =========    =========     ========

Earnings (loss) per share applicable to common stock:
-----------------------------------------------------
Earnings (loss) per share - basic (1)(3)                $  12.14     $  (10.65)   $   (2.29)   $   (2.52)    $  (1.66)

Earnings (loss) per share - diluted (1)(3)              $   0.64     $  (10.65)   $   (2.29)   $   (2.52)    $  (1.66)
                                                        ========     =========    =========    =========     ========

Pagers in service at end of period                       271,100       354,700      411,700      394,200      349,700
                                                        ========     =========    =========    =========     ========
Average revenue per unit ("ARPU")                       $   8.79     $    8.78    $    8.98    $    9.25     $   9.33
                                                        ========     =========    =========    =========     ========
Total assets (1)                                          23,638       $31,445    $  77,693    $  81,256     $ 87,194
                                                        ========     =========    =========    =========     ========
Long-term debt, net of current portion (2)(3)           $  2,511     $      --    $  71,927    $  75,944     $ 74,487
                                                        ========     =========    =========    =========     ========
Shareholders' equity (deficit) (1)(3)                   $  9,301     $ (55,814)   $ (11,438)   $  (5,462)    $  1,823
                                                        ========     =========    =========    =========     ========

---------------------------
(1) 2001 information includes impairment charges of $36.6 million related to certain intangible assets recorded in the three month period ended May 31, 2001.
(2) $66,935,000 of long-term debt was reclassified as a current liability as of May 31, 2001
(3) $57,100,000 in outstanding principal on the Company's senior debt and $25,513,000 in outstanding principal and accrued interest were retired on May 20, 2002 as the Company concluded its efforts to recapitalize its debt and certain equity securities. The Company recorded a gain on the extinguishment of debt of $69,571,000. See footnote B to the consolidated financial statements.

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

     Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements. Several of these factors include, without limitation:

  .     our ability to finance and manage expected growth;
  .     subscriber attrition and reduction in ARPU;
  .     the impact of competitive services, products and pricing;
  .     our ongoing relationship with our cellular carriers and vendors;
  .     our dependence upon key personnel;
  .     the adoption of new, or changes in, accounting principles;
  .     legal proceedings;
  . our ability to maintain compliance with the American Stock Exchange requirements for continued listing of our common stock;
  . the costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002;
  . federal and state governmental regulation of the two-way and cellular telecommunications industries;
  .     our ability to maintain, operate and upgrade our information systems network;
  .     the demand for and acceptance of our products and services;
  .     our ability to efficiently integrate future acquisitions, if any;
  . the migration of subscribers from leased communications products to purchased products;
  . the ability to successfully market cellular and other telephony services;
  . the ability to successfully market and service the telemetry business, and other new lines of business that the Company may enter in the future;
  . the ability to maintain compliance with the covenants in our loan facilities;
  . other risks referenced from time to time elsewhere in this report and in our filings with the SEC.

         We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

Overview

         Teletouch is a leading provider of wireless telecommunications services, primarily paging services, in non-major metropolitan areas and communities in the southeast United States. As of May 31, 2002, the Company had approximately 271,100 pagers in service. The Company derives the majority of its revenues from fixed, periodic fees, not dependent on usage, charged to subscribers for paging services. As long as a subscriber remains on service, operating results benefit from the recurring payments of the fixed, periodic fees without incurring additional selling expenses or other fixed costs. Due to growth resulting from the completion of acquisitions in certain prior years, Teletouch's results of operations for prior periods may not be indicative of future performance.

Critical Accounting Policies

         The following discussion and analysis of financial condition and results of operations are based upon Teletouch's consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, Teletouch evaluates its estimates and assumptions, including but not limited to those related to the impairment of long-lived assets, reserves for doubtful accounts, revenue recognition and certain accrued liabilities. Teletouch bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         Impairment of Long-Lived Assets: In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of" Teletouch evaluates the recoverability of the carrying value of its long-lived assets and certain intangible assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, Teletouch must project estimated cash flows which are based on various operating assumptions such as average revenue per unit in service, disconnect rates, sales productivity ratios and expenses. Management develops these cash flow projections on a periodic basis and reviews the projections based on actual operating trends. The projections assume that general economic conditions will continue unchanged throughout the projection period and that their potential impact on capital spending and revenues will not fluctuate. Projected revenues are based on the Company's estimate of units in service and average revenue per unit, as well as revenue from various new product initiatives. Projected revenues assume a continued decline in traditional messaging units in service throughout the projection period, which is partially offset by growth of advanced messaging units in service and revenue from the new product initiatives. Projected operating expenses are based upon historic experience and expected market conditions adjusted to reflect an expected decrease in expenses resulting from cost saving initiatives. During the fourth quarter of fiscal 2001, the Company determined that the remaining net book value of its long-lived assets was substantially impaired and the recovery of such amounts through future operations or disposition was unlikely. Accordingly, management estimated the future discounted cash flows and determined the goodwill and FCC licenses were significantly impaired and therefore recorded a charge equal to the remaining net book value of these assets of $36.6 million. Teletouch's review of the carrying value of its long-lived assets at May 31, 2002 indicates that the carrying value of these assets is recoverable through future estimated cash flows. If the cash flow estimates, or the significant operating assumptions upon which they are based, change in the future, Teletouch may be required to record additional impairment charges related to its long-lived assets.

         Allowance for Doubtful Accounts: Estimates are used in determining the reserve for doubtful accounts and are based on historic collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages Teletouch reviews historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues; Teletouch compares the ratio of the reserve to gross receivables to historic levels and Teletouch monitors collections amounts and statistics. Teletouch's allowance for doubtful accounts was $0.2 million at May 31, 2002. While write-offs of customer accounts have historically been within our expectations and the provisions established, management cannot guarantee that Teletouch will continue to experience the same write-off rates that it has in the past which could result in material differences in the reserve for doubtful accounts and related provisions for write-offs.

         Reserve for Inventory Obsolescence: Estimates are used in determining the reserve for inventory obsolescence and are based on sales trends, a ratio of inventory to revenue, and a review of specific categories of inventory. In establishing its reserve, Teletouch reviews historic inventory obsolescence experience including comparisons of previous write-offs to provision for inventory obsolescence and the inventory count compared to recent sales trends. Teletouch's reserve for inventory obsolescence was $0.3 million at May 31, 2002. While inventory obsolescence has historically been within our expectations and the provision established, management cannot guarantee that Teletouch will continue to experience the same obsolescence rates that it has in the past which could result in material differences in the reserve for inventory obsolescence and the related inventory write-offs.

         Revenue Recognition: Teletouch's revenue consists primarily of monthly service and lease revenues charged to customers on a monthly, quarterly, semi-annual or annual basis. Revenue also includes sales of messaging devices, cellular telephones, and other products directly to customers and resellers. Teletouch recognizes revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable, and (4) collectibility is reasonably assured. Teletouch believes, relative to sales of one-way messaging equipment, that all of these conditions are met, and since service is deemed not to be essential to the sale of the equipment, product revenue is recognized at the time of shipment Revenue from sale of other products is recognized upon delivery.


New Accounting Pronouncements

         In August 2001, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 is effective for years beginning after December 15, 2001 and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 provides a single accounting model for disposition of long-lived assets. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held for sale. The new rules also will supersede the provisions of the Accounting Principles Board Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred. In addition, more dispositions will qualify for discontinued operations treatment in the income statement. SFAS No. 144 is effective for years beginning after December 15, 2001. The Company is currently analyzing the implementation requirements and has not yet determined whether the adoption of SFAS No. 144 will have a material impact on the Company's consolidated balance sheets or its statements of operations, shareholders' equity and cash flows.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires that gains and losses form extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provision of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and meet criteria for classification as an extraordinary item. As allowed under the provision of SFAS No. 145, we have adopted SFAS No. 145 as of May 31, 2002. In accordance with SFAS No. 145, we have included the gain on the extinguishment of debt in income before income taxes.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees and consolidating facilities. SFAS No. 146 excludes from its scope exit and disposal activities conducted in connection with a business combination and those activities to which SFAS Nos. 143 and 144 are applicable. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. We do not expect the adoption of this statement to have a material effect on our consolidated financial position or results of operations.

Results of Operations for the fiscal years ended May 31, 2002, 2001 and 2000

         Total revenue: Teletouch's total revenue decreased to $46.6 million in fiscal year 2002 from $56.3 million in fiscal year 2001 and $56.6 million in fiscal year 2000. The fiscal year 2002 total revenue decrease from fiscal 2001 was due to a loss of approximately $1.9 million of revenues from pager sales and a loss of $8.9 million in paging services revenue as a result of the continuing decline in demand for one-way paging service. The decline in revenues in fiscal year 2002 was partially offset by an increase in cellular revenues of $1.0 million due to increased marketing of our cellular products. The fiscal year 2001 total revenue decrease from fiscal 2000 was due to a loss of approximately $4.6 million of revenues from pager sales and paging services due to a continuing decline in demand for one-way paging service. This decrease in revenues in fiscal year 2001 was partially offset by an increase in two-way revenues of $1.5 million due in part to the acquisition of Eastex Communications in April 2000 and to an increase in cellular revenues of $3.0 million due to internal growth. Pagers in service declined to 271,100 at May 31, 2002 as compared to 354,700 and 411,700 at May 31, 2001 and 2000 respectively.

         The decline in total revenue in fiscal year 2002 was unaffected by changes in average revenue per unit ("ARPU"), however, the decline in total revenue in fiscal year 2001 was compounded by a decline in ARPU for that period. ARPU for the year ended May 31, 2002 was $8.79 as compared to $8.78 and $8.98 for the years ended May 31, 2001 and May 31, 2000, respectively. ARPU has remained flat in fiscal year 2002 as compared to fiscal year 2001 due to the Company's ability to maintain the level of its highest ARPU business customer base year over year while its lower ARPU reseller customer base continued to decline. These events resulted in a decrease in the percentage of the Company's subscriber base represented by resellers. The decrease in ARPU for fiscal year 2001 as compared to fiscal year 2000 was primarily due to increased competition in the Company's markets and to a lesser extent to an increase in the percentage of the Company's subscriber base represented by resellers. Resellers are businesses that buy airtime at wholesale prices from Teletouch and sell the service to end users. While the wholesale price to a reseller is lower than the price the Company charges to its other customers, a reseller bears the cost of acquiring, billing, collecting and servicing its subscribers. At May 31, 2002 approximately 36% of the Company's subscriber base was represented by resellers as opposed to 42% at May 31, 2001 and 41% at May 31, 2000. As competitors continue to pursue Teletouch's customers in the marketplace and as the paging industry fully matures, ARPU is expected to continue to decline. Teletouch expects that the introduction of new products and services will only partially offset any decline in ARPU or paging subscribers and will result in a decrease in total revenue during the next year.

         Operating expenses, excluding depreciation and amortization: Operating expenses, excluding depreciation and amortization, and excluding impairment charges recorded in fiscal 2001, were $30.3 million, or 65% of total revenue for fiscal year 2002 as compared to $32.5 million, or 58% of total revenue and $30.6 million, or 54% of total revenue for the fiscal years 2001 and 2000, respectively. Costs decreased in fiscal 2002 over fiscal 2001 due to a decrease in bad debt expense of $0.8 million resulting primarily from the decline in the Company's retail paging subscriber base along with increased collections efforts, a decrease in advertising expense of $0.4 million, a decrease in telephone expense of $0.8 million due to savings on a new long distance contract and a decrease in payroll and commissions expense of $0.6 million as a result of the reduction in number of retail stores and lower sales volume in fiscal year 2002. Additionally, the Company reduced third party paging service charges by $0.4 million and improved its billing costs by $0.2 million from fiscal year 2001. These decreases in expenses were partially offset by increases in tower rents and insurance expense totaling $0.3 million combined and $0.6 million in non-recurring retail restructuring costs related to lease commitments and disposals of related assets during fiscal year 2002 (see discussion below). Operating expenses increased in fiscal 2001 over fiscal 2000 primarily because of new retail store openings, particularly in the areas of payroll, rent, and advertising expenses and due to non-recurring charges of $0.5 million associated with retail store closings. Operating costs as a percentage of total revenue have increased while the Company's paging subscriber base continues to decline. The Company has a relatively fixed cost structure related to maintaining its paging network. As paging subscribers and the related recurring revenues continue to decline, operating expenses as a percentage of total revenue will continue to increase until the Company is able to generate sufficient revenue growth in its other product and service offerings. The Company expects operating expenses to decline during the next year as unprofitable products and/or locations are eliminated, however, it cannot be certain that operating costs will decline in proportion to revenue.

         In May 2002, the Company completed a review of the financial performance of its retail stores. This review resulted in the completion of a Retail Restructuring Plan that concluded the need to close 22 of the Company's 66 locations and reduce 9 of the remaining locations to "Customer Service Only" locations. As of May 31, 2002 the Company had completed the closure of 9 of its retail locations leaving 57 locations open as of the end of fiscal 2002. Locations selected for closure were not contributing to the Company's operating income on a current basis. To evaluate the financial results on a current basis, we excluded the recurring revenues from paging subscribers that were put on service in prior periods. Locations selected to be reduced to "Customer Service Only" locations were also not contributing to the Company's operating income, although were supporting a sizable paging subscriber base that would not be easily serviced from any other location. The purpose of the restructuring is to reduce operating expenses while minimizing the impact on the recurring revenues from the paging subscribers that were being serviced by the effected locations. The Retail Restructuring Plan is to be complete by September 2002.

         As a result of the Retail Restructuring Plan, the Company recorded non-recurring charges of $488,000 related to the remaining lease commitments and $120,000 to write off the remaining book value of the leasehold improvements related to the stores being closed. These charges were recorded in May 2002.

         Depreciation and amortization: Depreciation and amortization expense decreased to $6.3 million in fiscal year 2002 from $10.2 million and $13.1 million in fiscal years 2001 and 2000, respectively. The decrease in depreciation and amortization expense in fiscal 2002 was due primarily to the Company writing off all of its intangible assets, primarily purchased goodwill and FCC licenses, by recording a charge equaling the remaining book value of these assets of $36.6 million in May 2001 (see footnote A in the Notes to the Consolidated Financial Statements). The expiration of the amortization on these intangible assets written off in fiscal year 2001 resulted in a $3.4 million decrease in amortization expense. The decrease in depreciation and amortization expense in fiscal 2001 was due primarily to the expiration of amortization on certain acquired intangible assets late in fiscal 2000 resulting in a $3.4 million decrease in amortization expense partially offset by an increase in deprecation expense related to fixed assets used opening new retail stores in fiscal 2000 and 2001.

         Interest expense: Net interest expense decreased to $7.4 million in fiscal year 2002 from $8.8 million in fiscal 2001, which increased from $7.9 million in fiscal 2000. Interest expense decreased in fiscal 2002 over fiscal 2001 partly due to the successful completion of the Company's debt reorganization (discussed below under "Financial Condition") as well as decreases in the variable interest rates on the Credit Agreement. Interest expense increased in fiscal 2001 over fiscal 2000 primarily due to increases in the variable interest rates on the Credit Agreement as well as increased compound interest associated with the Junior Subordinated Notes (discussed below under "Financial Condition"). A component of the interest rate on the Credit Agreement was determined by the Company's leverage ratio at each fiscal quarter. During fiscal 2001, the Company operated at a leverage ratio that resulted in a variable interest rate higher than in fiscal 2000. This increase in interest expense was offset slightly by principal payments on the Credit Agreement totaling $2.4 million in fiscal 2001.

         Income taxes: The Company's net operating loss carryforwards were reduced to $0 at May 31, 2002 from approximately $29.5 million at May 31, 2001. Other deferred tax assets were reduced as well. This reduction occurred due to the attribute reduction rules of Internal Revenue Code Section 108 related to the Company's debt restructuring. A corresponding reduction to the valuation allowance previously recorded against these assets has also been recorded.

Financial Condition

         Teletouch's cash balance was $1.5 million at May 31, 2002 as compared to $4.0 million at May 31, 2001. Cash provided by operating activities increased to $9.9 million in fiscal year 2002 from $5.6 million and $9.4 million in fiscal year 2001 and fiscal year 2000, respectively. The increase in cash provided by operations during fiscal year 2002 was primarily due to the Company ceasing interest payments on the Credit Agreement in June 2001 during the continued negotiations with the lenders to reorganize this senior debt instrument. The Company was successful in restructuring its senior debt in May 2002 by paying its senior lenders an aggregate cash amount of approximately $9,800,000 and delivering a new promissory note to one of the original senior lenders in the amount of $2,750,000 (discussed below under "Senior Debt Reorganization"). Additionally, pursuant to the Restructuring Agreement dated May 17, 2002 by and among TLL Partners, GM Holdings and Teletouch, the two holders of the Company's Junior Subordinate Notes reached an agreement that released and discharged Teletouch of its Junior Debt obligations without recourse. GM Holdings forgave Teletouch's debt obligations totaling $3,062,000 including accrued interest and TLL Partners forgave Teletouch's debt obligations totaling $22,451,000. The Company expects that cash flow provided from operations, together with the Company's existing credit facilities, will be sufficient to fund its working capital needs in fiscal 2003 as the Company has succeeded in reorganizing its debt obligations as discussed in greater detail below.

         Teletouch's operations require capital investment to purchase pagers for lease to customers and to acquire paging infrastructure equipment to support the Company's existing subscribers. Net capital expenditures, including pagers, amounted to $4.3 million, $6.5 million and $7.8 million for fiscal 2002, 2001 and 2000, respectively. The decrease in fiscal 2002 from fiscal 2001 was due to less capital spending on opening new retail stores as well as the Company's ability to continue to purchase lower cost pagers to lease to customers. The decrease in fiscal 2001 from fiscal 2000 was due to less capital spending on opening new retail stores as well as the Company's ability to continue to purchase lower cost pagers to lease to customers. Teletouch anticipates that capital expenditures will remain flat in fiscal 2003 as the Company plans to only replace necessary equipment to maintain the paging infrastructure while continuing to purchase an adequate supply of pagers to lease to customers. Teletouch will pay for these expenditures with cash generated from operations.

         Under the new or amended credit agreements entered into May 17, 2002 with First Community Financial Corporation, TLL Partners and ING Prime Rate Trust (see discussion below "Obligations and Commitments"), the Company has available borrowings of $7.2 million of which $5.3 million was funded as of May 31, 2002.

Obligations and Commitments

         The following tables outline what we regard as our significant contractual obligations and commercial commitments as of May 31, 2002

                                                              Payments Due By Period
                                                                  (in thousands)
                                             --------------------------------------------------------
         Significant Contractual                     Less Than
         Obligations                          Total   1 Year   1 to 2 Years 3 to 4 Years Over 4 Years
                                             ------- --------- ------------ ------------ ------------
         Debt ............................   $ 5,302  $  2,791    $   2,011     $    500      $     -
         Operating leases ................     8,497     2,654        3,347        1,548          948
                                             ------- --------- ------------ ------------ ------------
         Total significant contractual
          cash obligations ...............   $13,799  $  5,445    $   5,358     $  2,048      $   948
                                             ======= ========= ============ ============ ============

         As of May 31, 2001, the Company had been unable to amend or negotiate new terms under its senior credit agreement, which would have enabled the Company to remain in compliance therewith and thereunder as of May 31, 2001, and for subsequent periods. The resulting inability to comply with the terms of the credit agreement resulted in the occurrence of events of default under the credit agreement which could have permitted the lender to terminate the commitment and to declare the borrowings totaling $57.3 million to be due and payable. Also, based on the terms of the Junior Subordinated Note agreement, if the lender had declared the Company not in compliance with the terms of the credit agreement, then by definition it would not have been in compliance with the terms of the Junior Subordinated Note Agreement resulting in an additional $22.3 million becoming due and payable as of May 31, 2001.

Restructure of Senior Debt

         On May 20, 2002, pursuant to agreements executed on May 17, 2002, Teletouch reorganized its debt, retiring approximately $57,100,000 in outstanding principal and $3,600,000 in accrued interest in senior debt owed by Teletouch under its senior credit agreement to a syndicate of commercial lenders, by paying those lenders an aggregate cash amount of $9,800,000 and delivering a Promissory Note in the principal amount of $2,750,000 to one of the lenders, ING Prime Rate Trust (formerly known as Pilgrim America Prime Rate Trust) ("Pilgrim") (the "Debt Reorganization"). The Second Amended and Restated Credit Agreement (the "Amended Credit Agreement") dated as of May 17, 2002 by and among Teletouch and Pilgrim, as administrative agent for the lender, which amended and restated the prior credit agreement effected the Debt Reorganization and resulted in the reduction of the aggregate principal debt under the debt facility to $2,750,000 (the "Pilgrim promissory note").

         The restructured debt outstanding under the Amended Credit Agreement is collateralized by assets of Teletouch and its subsidiaries including (1) certain real property owned by Teletouch in Tyler, Texas, (2) all of the capital stock of Teletouch Licenses, Inc. ("TLI"), a wholly-owned subsidiary of Teletouch, that owns the paging and other licenses utilized in Teletouch's operations, (3) all of Teletouch's and TLI's respective rights in the License Management Agreement between Teletouch and TLI, pursuant to which Teletouch manages and utilizes the licenses owned by TLI, and (4) certain other collateral as set forth in the Amended Credit Agreement, but excluding the collateral securing the First Community Financial Corporation debt facility described below. See "Agreements with First Community Financial Corporation."

         The Amended Credit Agreement requires that the $2,750,000 in principal due under the new loan be repaid in 36 equal monthly installments of principal and interest in the amount of $87,449 commencing June 1, 2002 with interest accruing at an annual rate of nine percent. In addition, Teletouch must make certain mandatory pre-payments to Pilgrim based on certain calculations required by the Amended Credit Agreement, for events or occurrences arising from any of the following: excess cash flow, casualty events, or debt and equity issuances or sale of assets, as defined by the applicable agreements. The Amended Credit Agreement contains a number of prohibitions and limitations of Teletouch's activities, including a prohibition of the payment of dividends by Teletouch. Failure to comply with the terms of the Amended Credit Agreement will result in an event of default which in turn will allow Pilgrim to terminate the commitment and to declare the borrowings to be due and payable. The new note is collateralized by a new deed of trust, an assignment of rents and leases, an agreement collateralizing all of the capital stock of TLI, and a fixture filing on certain real property in Tyler, Texas.

         In order to complete the reorganization of its debt and to provide for necessary working capital financing, Teletouch also entered into new credit agreements with First Community Financial Corporation and TLL Partners. Proceeds from these facilities combined with working capital from the Company were used to fund the cash payments to lenders in the amount of $9,800,000 required to restructure the senior debt.

Agreements with First Community Financial Corporation ("FCFC")

         Concurrent with the restructuring of its debt, Teletouch executed two promissory notes in favor of FCFC, (a) a $2,000,000 Multiple Advance Promissory Note ("MAP Note") and (b) a Term Promissory Note in the initial principal amount of $250,000 ("Term Note", and together with the MAP Note, the "Credit Facility"). Both notes are collateralized by an accounts receivable security agreement ("FCFC Security Agreement") which gives FCFC a security interest in all accounts receivable and substantially all other assets of the Company, excluding its FCC licenses and certain real property. FCFC is an unrelated third party with no prior relationships with the Company or its affiliates.

         The MAP Note provides for a revolving line of credit of up to a maximum amount of $2,000,000. The MAP Note bears interest at a floating rate of 5.25% above the prime rate of Bank One Arizona. The interest rate cannot be less than an annual rate of 10% and interest is payable on the MAP Note on the first day of each month on which there is an outstanding indebtedness under the MAP Note. In addition, Teletouch must make a minimum interest payment of $5,000 each month. Borrowings under the MAP Note are limited to amounts which, together with amounts previously borrowed, do not exceed a borrowing base. This borrowing base is defined as 75% of the Company's eligible commercial accounts receivable and 50% of the Company's eligible reseller accounts receivable, with certain adjustments. No advances will be made by FCFC if an event of default (as that term is defined under the FCFC Security Agreement) occurs and Teletouch fails to cure the event of default. The MAP Note matures upon the termination of the FCFC Security Agreement. The FCFC Security Agreement provides for an initial term of two years from date of execution and subsequent one-year renewal terms. In consideration for establishing the line of credit, Teletouch paid to FCFC a commitment and funding fee of $30,000 on the date the Company executed the MAP Note. In the event FCFC and Teletouch agree to extend the term of the MAP Note, Teletouch will pay an additional $10,000 on each anniversary of any MAP Note extensions.

         The Term Note requires principal payments in the amount of $5,000 be made to FCFC in 50 consecutive weekly installments. Interest on the principal amount then outstanding is paid monthly. The Term Note bears the same interest rate terms as the MAP Note. The Term Note is also secured by the FCFC Security Agreement. Teletouch paid FCFC a funding and commitment fee of $3,750 upon execution of the Term Note.

         In the event that the amount under the Credit Facility is increased, Teletouch agreed to pay an additional fee of 1.0% of the additional commitment amount to FCFC. Amounts outstanding under the Credit Facility rank senior to amounts outstanding with each of TLL Partners and Pilgrim.

Agreement with TLL Partners

         On May 17, 2002, the Company entered into a note agreement with TLL Partners ("TLL Note"), an entity controlled by Robert McMurrey, Chairman of Teletouch, which allows for borrowings in the aggregate principal amount of $2,200,000. The outstanding principal and accrued interest becomes payable in full May 17, 2007 and accrues interest at the rate of 10% annually. The TLL Note is subordinated to the interests of FCFC and Pilgrim's interest and does not require the maintenance of any financial or operating covenants. As of May 31, 2002, borrowings under the TLL Note totaled $500,000.

Settlement of Junior Debt and Restructuring Agreement

         The Company reached an agreement with the two holders of the Company's junior subordinated debt (the "Junior Debt"), GM Holdings and TLL Partners concerning the Junior Debt held by each of GM Holdings and TLL Partners simultaneously with the restructuring of the senior debt discussed above. The material provisions of the agreement are discussed below.

         On May 17, 2002, TLL Partners, paid $800,000 and exercised an option it had previously purchased to acquire all of the Teletouch securities held by Continental Illinois Venture Corporation ("CIVC") which included $22,451,000 of the total $25,513,000 in outstanding principal and accrued interest under the Junior

Debt, 295,649 shares of Teletouch common stock, 2,660,840 warrants to purchase Teletouch common stock, 36,019 shares of Series B Preferred Stock, 324,173 warrants to purchase Series B Preferred Stock, and 13,200 shares of Series A Preferred Stock.

     Pursuant to the Restructuring Agreement dated May 17, 2002 by and among TLL Partners, GM Holdings and Teletouch, the two holders of the Company's Junior Debt reached an agreement that released and discharged Teletouch of its Junior Debt obligations without recourse. GM Holdings forgave Teletouch's debt obligations totaling $3,062,000 including accrued interest and TLL Partners forgave Teletouch's debt obligations totaling $22,451,000.

     Robert M. McMurrey is the founder and the Chairman of the Board of Teletouch. Mr. McMurrey's investments in Teletouch are made through TLL Partners and Rainbow Resources, Inc. ("RRI"). RRI is a Texas corporation of which Robert
M. McMurrey is the sole director and shareholder. The principal business of RRI is the ownership and operation of oil and gas properties and the ownership of Teletouch securities. TLL Partners is a Delaware limited liability company of which Robert M. McMurrey is the sole officer. TLL Partners is a wholly-owned subsidiary of Progressive Concepts Communications, Inc., a Delaware corporation
(PCCI). PCCI owns all of the outstanding equity securities of Progressive Concepts, Inc., a Texas corporation. PCCI may be deemed to be controlled by Robert M. McMurrey by virtue of his being the majority stockholder thereof. The principal business of TLL Partners is to act as a holding company for Mr. McMurrey's investment in Teletouch securities.

     Pursuant to the Restructuring Agreement dated as of May 17, 2002, by and among TLL Partners, GM Holdings and Teletouch ("Restructuring Parties"), (1) TLL Partners agreed to extend a five-year loan, subordinated to Pilgrim's interests, in the aggregate principal amount of $2,200,000 to Teletouch ; (2) GM Holdings agreed to cancel and deliver its Junior Debt, in the amount of approximately $3,062,000 including accrued and unpaid interest, to Teletouch, fully and freely releasing and discharging Teletouch of its Junior Debt obligations without recourse; (3) TLL Partners agreed to cancel and deliver to Teletouch the Junior Debt it acquired from CIVC, in the amount of approximately $22,451,000 including accrued and unpaid interest, fully and freely releasing and discharging Teletouch of its Junior Debt obligations without recourse; (4) subject to shareholder approval and satisfaction of applicable American Stock Exchange Rules, Teletouch agreed to issue warrants to purchase 6,000,000 shares of Teletouch common stock to GM Holdings, at a price of $0.01 per share, exercisable commencing three years following the date of issue, redeemable at the option of the holder upon the earlier of a change in control or five years from the date of issue, and terminating eight years following the date of issue, and (5) TLL Partners agreed to enter into and to cause each of Rainbow Resources, Inc., Robert M. McMurrey and J. Kernan Crotty to enter into a Principal Stockholders Agreement.

     Each of the Restructuring Parties agreed that no dividends would accrue, be declared or made on the Series A Preferred Stock or the Series B Preferred Stock. GM Holdings also granted TLL Partners, at no cost, an option to purchase all Series A Preferred Stock and all Series B Preferred Stock held by GM Holdings (the "GM Securities") for $74,000 aggregate consideration. As an inducement for entering into the Restructuring Agreement, TLL Partners paid $59,000 to GM Holdings upon its execution. In addition, Teletouch and TLL Partners agreed that, subject to shareholder approval and satisfaction of applicable American Stock Exchange Rules, TLL Partners would sell Teletouch all of the GM Securities, as well as all of the common Stock, common stock warrants, Series A Preferred Stock, Series B Preferred Stock and Series B Preferred Stock Warrants which TLL Partners acquired from CIVC, in exchange for 1,000,000 shares of Teletouch's Series C Preferred Stock. The agreement contemplates that 1,000,000 shares of the Company's 5,000,000 authorized preferred shares shall be designated as Series C Preferred Stock, par value $0.001 per share.

     The material terms of the Series C Preferred Stock would be as follows: after payment of all amounts due under the Amended Credit Agreement, (1) dividends may be paid on a pro rata basis; (2) assets may be distributed upon voluntary or involuntary liquidation, dissolution or winding up of the Company; and (3) holders may convert all, but not less than all, of their Series C Preferred Stock into shares of Common Stock after May 20, 2005, subject to the following terms and conditions. The Series C Preferred Stock will be convertible into a number of shares of Common Stock computed by dividing (1) the product of
(A) the number of shares of Series C Preferred Stock to be converted and (B) 22, by (2) the conversion price in effect at the time of conversion. The conversion price for delivery of Common Stock shall initially be $0.50 and subject to adjustment. The Series C Preferred Stock would be non-voting. Holders of Series C Preferred Stock would be entitled to notice of all stockholders meetings. The consent of at least a majority of the Series C Preferred Stock (calculated on an "as converted" basis) is required to effect any amendment (a) to voting powers, preferences or rights of the holders of Series C Preferred Stock or (b) to the Certificate of Incorporation authorizing, creating or increasing the amount of any shares of any class or series prior or equal to the Series C Preferred Stock for payment of dividends or (c) any merger or consolidation unless the surviving entity shall have no class or series of shares or securities authorized or outstanding ranking prior to the Series C Preferred Stock.

     Based on the estimated fair value of the Series C Preferred Stock and the 6,000,000 warrants to purchase common stock to be issued to GM Holdings of $1,855,000 and $1,345,000, respectively, the Company has recorded a portion of the fair value of these securities, $742,000 for the Series C Preferred Stock and $538,000 for the warrants to purchase common stock, as a reduction to the gain on extinguishment of debt.

     In addition, Teletouch, CIVC, CIVC Partners, GM Holdings and certain Teletouch stockholders (the "Stockholders") entered into a Termination Agreement. The Termination Agreement requires Teletouch, CIVC, CIVC Partners, GM Holdings and the Stockholders to release each other from liability connected with the following investment agreements: (1) the Amended and Restated Subordinated Note, Preferred Stock and Warrant Purchase Agreement dated as of August 3, 1995; (2) the Stockholders Agreement dated as of August 3, 1995; (3) the Registration Agreement dated as of August 3, 1995; (4) the Warrant Agreement dated as of August 3, 1995 and (5) the Option and Securities Purchase Agreement dated August 24, 2001.

     The gain on extinguishment of debt for the year ended May 31, 2002, of approximately $69,600,000 was calculated as follows:

     -----------------------------------------------------------------------------------------------
     -----------------------------------------------------------------------------------------------
      Senior debt, including accrued interest, extinguished                              $60,700,000
     -----------------------------------------------------------------------------------------------
      Junior subordinated debt extinguished                                               25,500,000
     -----------------------------------------------------------------------------------------------
      Total                                                                               86,200,000
     -----------------------------------------------------------------------------------------------

     -----------------------------------------------------------------------------------------------
      Less:
     -----------------------------------------------------------------------------------------------
      Cash paid                                                                            9,800,000
     -----------------------------------------------------------------------------------------------
      Pilgrim promissory note, including interest to be paid                               3,200,000
     -----------------------------------------------------------------------------------------------
      Allocated portion of the fair value of the Series C Preferred Stock                    700,000
     -----------------------------------------------------------------------------------------------
      Allocated portion of the fair value of the 6,000,000 warrants to purchase
          common stock                                                                       500,000
     -----------------------------------------------------------------------------------------------
      Allocated portion of cash paid by significant shareholder                              400,000
     -----------------------------------------------------------------------------------------------
      Write-off of related debt issue costs                                                1,100,000
     -----------------------------------------------------------------------------------------------
      Fees and expenses incurred                                                             900,000
     -----------------------------------------------------------------------------------------------

     -----------------------------------------------------------------------------------------------
      Gain on extinguishment of debt                                                     $69,600,000
     -----------------------------------------------------------------------------------------------

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

     The risk inherent in Teletouch's market risk sensitive instruments, such as its credit facilities is the potential loss arising from adverse changes in interest rates. At May 31, 2002, the debt obligations with FCFC, comprised of the MAP Note and the Term Note were subject to variable interest rates. The MAP
Note is a short term revolving line of credit that is borrowed against and repaid as often as daily. Due to the revolving nature of the MAP Note and the Company's ability to choose whether to obligate itself through borrowings, the inherent risk in the MAP Note is minimal related to changes in interest rates. Additionally, the borrowings under the Term Note as of May 31, 2002 were less than 5% of the total debt obligations of the Company, therefore, changes in interest rates would have an insignificant impact on the Company's earnings.

Item 8.   Financial Statements and Supplementary Data

     The financial statements required by this item are included in this report beginning on page F-1.

Item 9. Changes In and Disagreements with Accountants On Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Teletouch incorporates by reference information regarding directors and executive officers from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held November 7, 2002.

Item 11.  Executive Compensation

     Teletouch incorporates by reference information regarding executive compensation from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held November 7, 2002.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Teletouch incorporates by reference information regarding security ownership of certain beneficial owners and management from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held November 7, 2002.

Item 13.  Certain Relationships and Related Transactions

     Teletouch incorporates by reference information regarding certain relationships and related transactions from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held November 7, 2002.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a) (1) Financial Statements.

        Consolidated Balance Sheets as of May 31, 2001 and 2002

        Consolidated Statements of Operations for Each of the Three Years in the Period Ended May 31, 2002

        Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended May 31, 2002

        Consolidated Statements of Shareholders' Equity (Deficit) for Each of the Three Years in the Period Ended May 31, 2002

        Notes to Consolidated Financial Statements

        Report of Independent Auditors

(a) (2) Financial Statement Schedules.

        Schedule II - Valuation and Qualifying Accounts and Reserves

        Schedules, other than those referred to above, have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

(a)     (3) Exhibits.

            Exhibit
            Number      Title of Exhibit
            ------      ----------------

            21          List of Subsidiaries
            99.1        Certificate of Chief Executive Officer
            99.2        Certificate of Chief Financial Officer

(b)     Reports on Form 8-K.

        Teletouch filed no reports on Form 8-K during the fourth quarter of Fiscal 2002.

                   Index to Consolidated Financial Statements


Report of Independent Auditors ...................................   F-2

Consolidated Balance Sheets ......................................   F-3

Consolidated Statements of Operations ............................   F-4

Consolidated Statements of Cash Flows ............................   F-5

Consolidated Statements of Shareholders' Equity (Deficit) ........   F-6

Notes to Consolidated Financial Statements .......................   F-7

                Report of Ernst & Young LLP, Independent Auditors

We have audited the accompanying consolidated balance sheets of Teletouch Communications, Inc. and subsidiaries as of May 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended May 31, 2002. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teletouch Communications, Inc. and subsidiaries at May 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                           /s/ Ernst & Young LLP


Dallas, Texas
August 21, 2002

                                     TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                            (in thousands, except share data)                           May 31
                                                                                                2002                2001
                                                                                                ----                ----
ASSETS
CURRENT ASSETS:
              Cash and cash equivalents ....................................................  $  1,472            $  3,999
              Accounts receivable, net of allowance of $238 in 2002 and 2001 ...............     2,341               2,351
              Inventory ....................................................................     3,630               4,552
              Deferred income tax assets. ..................................................        56                  56
              Certificates of deposit, restricted as to use ................................        --                 101
              Prepaid expenses and other current assets ....................................       434                 532
                                                                                              --------            --------
                                                                                                 7,933              11,591

PROPERTY, PLANT AND EQUIPMENT, net of
              accumulated depreciation of $18,571 in 2002 and $16,591 in 2001 ..............    15,659              18,484

INTANGIBLES AND OTHER ASSETS:
              Subscriber bases .............................................................        57                  --
              Debt issue costs .............................................................        --               4,100

              Accumulated amortization .....................................................       (11)             (2,730)
                                                                                              --------            --------
                                                                                                    46               1,370
                                                                                              --------            --------
                                                                                              $ 23,638            $ 31,445
                                                                                              ========            ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
              Accounts payable and accrued expenses ........................................  $  4,731            $  3,029
              Short-term debt ..............................................................     1,742                  --
              Current portion of long-term debt ............................................     1,049              12,196
              Long-term debt classified as current .........................................        --              66,935
              Current portion of unearned sale/leaseback profit ............................       418                 418
              Deferred revenue .............................................................       937               1,312
                                                                                              --------            --------
                                                                                                 8,877              83,890
LONG-TERM LIABILITIES:
              Long term debt, net of current portion .......................................     2,511                  --
              Unearned sale/leaseback profit, net of current portion .......................     1,907               2,327
                                                                                              --------            --------
                                                                                                 4,418               2,327
COMMITMENTS AND CONTINGENCIES                                                                       --                  --
DEFERRED INCOME TAXES                                                                            1,042               1,042
SHAREHOLDERS' EQUITY (DEFICIT):
              Series A cumulative convertible preferred stock, $.001 par value, 15,000
                 shares authorized, issued, and outstanding in 2002 and 2001 ...............        --                  --
              Series B convertible preferred stock, $.001 par value, 411,457 shares authorized, and 85,394 and 86,025 shares issued and outstanding in
                 2002 and 2001, respectively ...............................................        --                  --
              Common stock, $.001 par value, 25,000,000 shares authorized, 4,926,210
                 issued in 2002 and 2001 ...................................................         5                   5
              Treasury Stock, 133,560 shares held in 2002 and 49,400 shares held in 2001 ...       (97)                (62)
              Additional paid-in capital ...................................................    28,034              26,363
              Accumulated deficit ..........................................................   (18,641)            (82,120)
                                                                                              --------            --------
                                                                                                 9,301             (55,814)
                                                                                              --------            --------
                                                                                              $ 23,638            $ 31,445
                                                                                              ========            ========


                 See Accompanying Notes to Financial Statements

                 TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except shares and per share amounts)

                                                                       Year ended May 31,
                                                       ---------------------------------------------------
                                                            2002                2001             2000
                                                       ---------------     --------------    -------------
Service, rent, and maintenance revenue .............   $        34,335     $       42,929    $      45,164
Product sales revenue ..............................            12,234             13,366           11,427
                                                       ---------------     --------------    -------------
   Total revenues ..................................            46,569             56,295           56,591
Net book value of products sold ....................            (8,539)           (13,405)         (11,211)
                                                       ---------------     --------------    -------------
                                                                38,030             42,890           45,380
Costs and expenses:
      Operating ....................................            15,086             15,881           14.636
      Selling ......................................             8,403              8,961            8,281
      General and administrative ...................             6,774              7,710            7,636
      Depreciation and amortization ................             6,338             10,196           13,097
      Impairment charges                                            --             36,589               --
                                                       ---------------     --------------    -------------
Total costs and expenses ...........................            36,601             79,337           43,650
                                                       ---------------     --------------    -------------
Operating income (loss) ............................             1,429            (36,447)           1,730

Gain (loss) on disposal of assets ..................              (109)              (237)             155

Gain on extinguishment of debt .....................            69,571                 --               --

Loss on investments ................................                --               (356)              --

Interest expense, net ..............................            (7,412)            (8,775)          (7,908)
                                                       ---------------     --------------    -------------

Net income (loss) ..................................            63,479            (45,815)          (6,023)
Preferred stock dividends ..........................            (4,789)            (4,302)          (3,718)
                                                       ---------------     --------------    -------------

Income (loss) applicable to common stockholders ....   $        58,690     $      (50,117)   $      (9,741)
                                                       ===============     ==============    =============

Earnings (loss) per share - basic                      $         12.14     $       (10.65)   $       (2.29)

Earnings  (loss) per share - diluted                   $          0.64     $       (10.65)   $       (2.29)
                                                       ===============     ==============    =============

Weighted average shares outstanding-basic                    4,834,255          4,706,393        4,256,359

Weighted average shares outstanding-diluted                 98,893,353          4,706,393        4,256,359
                                                       ===============     ==============    =============

                 See Accompanying Notes to Financial Statements

                 TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          Year Ended May 31,
                                                                --------------------------------------
                                                                  2002           2001           2000
                                                                --------       --------       --------
Operating Activities:
      Net income (loss) .....................................   $ 63,479       $(45,815)      $ (6,023)
      Adjustments to reconcile net loss to net cash
        provided by operating activities:
      Depreciation and amortization .........................      6,338         10,196         13,097
      Impairment charges ....................................         --         36,589             --
      Gain on extinguishment of debt ........................    (69,571)            --
      Non-cash compensation expense .........................         31             --             --
      Non cash interest expense .............................      6,999          3,600          3,123
      Provision for inventory impairment ....................         --            474             --
      Provision for losses on accounts receivable ...........        843          1,647          1,443
      Loss on disposal of assets ............................        229            237           (155)
      Amortization of unearned sale/leaseback profit ........       (420)          (420)          (418)
      Loss on investments ...................................         --            356             --
      Changes in operating assets and liabilities:
          Accounts receivable, net ..........................       (833)        (1,735)        (1,738)
          Inventories .......................................      1,431          1,555            735
          Prepaid expenses and other assets .................         99          1,131           (857)
          Accounts payable and accrued expenses .............      1,700         (1,766)            86
          Deferred revenue ..................................       (375)          (397)            79
                                                                --------       --------       --------
Net cash provided by operating activities ...................      9,950          5,652          9,372

Investing Activities:
      Capital expenditures, including pagers ................     (4,258)        (6,479)        (7,836)
      Acquisitions, net of cash acquired ....................        (57)          (239)          (547)
      Deferred costs associated with acquisitions ...........         --             46           (170)
      Redemption of certificates of deposit .................        102            649            725
      Purchase of certificates of deposit ...................         (1)            --           (750)
      Net proceeds from sale of assets ......................         25            132            254
                                                                --------       --------       --------
Net cash used for investing activities ......................     (4,189)        (5,891)        (8,324)

Financing Activities:
      Debt incurred in connection with acquisitions .........         --             --            208
      Purchase of treasury stock ............................        (35)           (62)            --
      Proceeds from borrowings ..............................      2,801
      Payments on debt ......................................       (713)         (2528)          (262)
      Debt extinguishment costs .............................    (10,341)            --             --
      Net proceeds from exercise of
          common stock warrants .............................         --             --             47
                                                                --------       --------       --------

Net cash used for financing activities ......................     (8,288)        (2,590)            (7)
                                                                --------       --------       --------

Net increase (decrease) in cash and cash equivalents ........     (2,527)        (2,829)         1,041
Cash and cash equivalents at beginning of period ............      3,999          6,828          5,787
                                                                --------       --------       --------

Cash and cash equivalents at end of period ..................   $  1,472       $  3,999       $  6,828
                                                                ========       ========       ========

                 See Accompanying Notes to Financial Statements

                 TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                     (In Thousands Except Number of Shares)

                                              Preferred Stock
                                              ---------------
                                        Series A           Series B        Common Stock   Additional    Treasury Stock   Accumulated
                                        --------           --------        ------------     Paid-In     --------------     Earnings
                                    Shares    Amount   Shares   Amount   Shares    Amount   Capital    Shares    Amount    (Deficit)
                                    ------    ------   ------   ------   ------    ------   -------    ------    ------    ---------
Balance at May 31, 1999 ..........  15,000    $   --   87,286   $   --  4,235,527   $   4   $ 24,816       --    $   --   $ (30,282)

  Net loss .......................      --        --       --       --         --      --         --       --        --      (6,023)
  Exercise of warrants ...........      --        --       --       --     62,665      --         47       --        --
                                    ------    ------  -------   ------  ---------   -----   --------  -----------------------------

Balance at May 31, 2000             15,000    $   --   87,286   $   --  4,298,192   $   4   $ 24,863       --    $   --   $ (36,305)

  Net loss .......................      --        --       --       --         --      --         --       --        --     (45,815)
  Acquisition of business ........      --        --       --             600,000       1      1,500       --        --          --
  Conversion of preferred stock         --        --   (1,261)             11,352      --         --       --        --          --
  Exercise of warrants ...........      --        --       --       --     16,666      --         --       --        --          --
  Purchase of Treasury Stock .....      --        --       --       --         --      --         --   49,400       (62)         --
                                    ------    ------  -------   ------  ---------   -----   --------  -----------------------------

Balance at May 31, 2001             15,000    $   --   86,025   $   --  4,926,210   $   5   $ 26,363   49,400    $  (62)  $ (82,120)

  Net income .....................      --        --       --       --         --      --         --       --        --      63,479
  Securities to be issued upon
     concurring shareholder vote..      --        --       --       --         --      --      1,640       --        --          --
  Compensation earned under
     employee stock option plan ..      --        --       --       --         --      --         31       --        --          --
  Other ..........................      --        --     (631)      --         --      --         --       --        --          --

  Purchase of Treasury Stock .....      --        --       --       --         --      --         --   84,160       (35)         --
                                    ------    ------  -------   ------  ---------   -----   --------  -----------------------------

Balance at May 31, 2002             15,000    $   --   85,394   $   --  4,926,210   $   5   $ 28,034  133,560    $  (97)  $ (18,641)
                                    ======    ======  =======   ======  =========   =====   ========  =============================

                 See Accompanying Notes to Financial Statements

                 TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

         Organization: Teletouch operates in the wireless telecommunications industry, providing paging and messaging, cellular, and two-way radio services to a diversified customer base. The Company provides services in non-major metropolitan areas and communities including Alabama, Arkansas, Louisiana, Mississippi, Missouri, Oklahoma, Texas, Tennessee and Florida. The Company has 57 sales offices in those states. Through inter-carrier arrangements, Teletouch also provides nationwide and expanded regional coverage. The Company had no foreign operations.

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

         Allowance for Doubtful Accounts: Estimates are used in determining the allowance for doubtful accounts and are based on historic collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages Teletouch reviews historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues; Teletouch compares the ratio of the reserve to gross receivables to historic levels and Teletouch monitors collections amounts and statistics. Teletouch's allowance for doubtful accounts was $0.2 million at May 31, 2002 and 2001.

         Inventories: The Company's inventories consist of pagers, cellular telephones, prepaid cellular and long distance phone cards, two-way radios, accessories, and spare parts held for sale. Inventories are carried at the lower of cost or market using the weighted-average first-in, first-out method. Reserves for inventory obsolescence are computed using estimates that are based on sales trends, a ratio of inventory to sales, and a review of specific categories of inventory. In establishing its reserve, Teletouch reviews historic inventory obsolescence experience including comparisons of previous write-offs to provision for inventory obsolescence and the inventory count compared to recent sales trends. The reserve for inventory obsolescence was $0.3 million at May 31, 2002.

         Property, Plant and Equipment: Property, plant and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the following estimated useful lives.

                Pagers ............................     3 years
                Paging infrastructure .............  5-15 years
                Building and improvements ......... 10-20 years
                Other equipment ...................  5-10 years
                Leasehold improvements ............  Shorter of estimated useful life or term of lease

         Intangible Assets: Except for debt issue costs, Teletouch's intangible assets are recorded at cost and are amortized, using the straight-line method, over the following periods:

                                             2002              2001
                                             ----              ----
                  Goodwill                   -                 25 years
                  Subscriber bases           5 years            5 years
                  FCC licenses               -                 25 years
                  Non-compete agreements     -                2-5 years

         The Company defers costs incurred in obtaining debt and amortizes these costs as additional interest expense over the term of the related debt using the effective interest method. In conjunction with the Company's debt restructuring (see Note B), all debt issue costs have been written off and considered in the determination of the gain on extinguishment of debt. The carrying value of intangible assets is reviewed if the facts and circumstances suggest that they may be permanently impaired. If the review indicates that the intangible assets will not be recoverable, as determined by the undiscounted cash flow method, the asset will be reduced to its estimated recoverable value.

         Impairment of Long-lived Assets: In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of" Teletouch evaluates the recoverability of the carrying value of its long-lived assets and certain intangible assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, Teletouch must project estimated cash flows which are based on various operating assumptions such as average revenue per unit in service, disconnect rates, sales productivity ratios and expenses. The Company develops these cash flow projections on a periodic basis and reviews the projections based on actual operating trends. The projections assume that general economic conditions will continue unchanged throughout the projection period and that their potential impact on capital spending and revenues will not fluctuate. Projected revenues are based on the Company's estimate of units in service and average revenue per unit, as well as revenue from various new product initiatives. Projected revenues assume a continued decline in traditional messaging units in service throughout the projection period, which is partially offset by growth of advanced messaging units in service and revenue from the new product initiatives. Projected operating expenses are based upon historic experience and expected market conditions adjusted to reflect an expected decrease in expenses resulting from cost saving initiatives.

         During the fourth quarter of fiscal 2001, the Company determined that the remaining net book value of certain of its long-lived assets was substantially impaired and the recovery of such amounts through future operations or disposition was unlikely. Accordingly, management estimated the future discounted cash flows and determined the goodwill and FCC licenses were significantly impaired and therefore recorded a charge equal to the remaining net book value of these assets of $36.6 million.

         Revenue Recognition: Teletouch's revenue consists primarily of monthly service and lease revenues charged to customers on a monthly, quarterly, semi-annual or annual basis. Revenue also includes sales of messaging devices, cellular telephones, and other products directly to customers and resellers. Teletouch recognizes revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable, and (4) collectibility is reasonably assured. Teletouch believes, relative to sales of one-way messaging equipment, that all of these conditions are met. Revenue from sale of other products is recognized upon delivery.

         Advertising Costs: All costs related to advertising activities begun during the fiscal year are expensed when incurred. Advertising costs were $1.6 million, $2.0 million, and $1.8 million in fiscal 2002, 2001, and 2000, respectively.

         Stock-based Compensation: The Company grants stock options for a fixed number of shares to employees with stock option exercise prices equal to the fair market value of the shares on the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees".

         Earnings (Loss) Per Share: Basic earnings (loss) per share was determined by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share amounts were similarly computed, but included the effect, when dilutive, of the Company's weighted average number of stock options outstanding and the average number of common shares that would be issuable upon conversion of the Company's convertible preferred securities and the exercise of the Company's common stock purchase warrants. To determine diluted earnings per share, dividends on the Company's Series A Preferred Stock have been added back to net income in fiscal 2002 to reflect assumed conversions. Potentially dilutive securities have not been considered in the computation of loss per share in fiscal 2001 and 2000 because the effect would be antidilutive.

Earnings (loss) per share amounts are calculated as follows (in thousands except per share amounts):

                                                2002      2001       2000
                                                ----      ----       ----
Net income (loss) applicable to common
stockholders                                   $58,690  $(50,117)  $(9,741)
Plus dividends on the assumed conversion of
  the Series A Preferred Stock .............     4,789        --        --
                                               -----------------------------

Diluted net income (loss) ..................   $63,479  $(50,117)  $(9,741)
                                               -----------------------------

Average shares outstanding:
Basic ......................................     4,834     4,706     4,256
     Effect of dilutive securities:
     Stock options .........................       151        --        --
     Common stock purchase warrants ........     2,597        --        --
     Series B Preferred Stock ..............     2,461        --        --
     Series A Preferred Stock ..............    88,850        --        --
                                               -----------------------------

Diluted shares outstanding                      98,893     4,706     4,256
                                               -----------------------------

Earnings (loss) per Share:
Basic ......................................   $ 12.14  $ (10.65)  $ (2.29)
                                               -----------------------------
Diluted ....................................   $  0.64  $ (10.65)  $ (2.29)
                                               -----------------------------


         Sources of System Equipment and Inventory: Teletouch does not manufacture its paging network equipment, including but not limited to antennas, transmitters, and paging terminals, nor does it manufacture any of the pagers, cellular telephones, two-way radios, consumer electronics or telemetry devices it sells or leases. This equipment is available for purchase from multiple sources, and the Company anticipates that such equipment will continue to be available in the foreseeable future, consistent with normal manufacturing and delivery lead times. Because of the high degree of compatibility among different models of transmitters, computers and other paging and voice mail equipment manufactured by its suppliers, Teletouch's paging network is not dependent upon any single source of such equipment. The Company currently purchases pagers and transmitters from several competing sources. Until fiscal 2001, the Company purchased its paging terminals from Glenayre Technologies Inc., a leading manufacturer of mobile communications equipment. During fiscal 2001, Glenayre announced that it would discontinue manufacturing paging terminals but would continue to provide technical support for the foreseeable future. Teletouch does not anticipate that the decision by Glenayre will impact its operations as such terminal equipment is readily available in the used market.

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

         Financial Instruments: Management believes that the carrying value of its financial instruments approximates fair value. It was not practicable in the prior years to estimate the fair value of the Junior Subordinated Notes given their unique characteristics and the complexity involved in estimating their fair value. In May 2002, the Junior Subordinated Notes were cancelled and delivered to the Company without recourse (see Note B for Debt Restructuring discussion).

         Reclassification: Certain reclassifications have been made in the fiscal 2001 and 2000 financial statements to conform to the fiscal year 2002 presentation.

         New Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 is effective for years beginning after December 15, 2001 and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 provides a single accounting model for disposition of long-lived assets. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held for sale. The new rules also will supersede the provisions of the Accounting Principles Board Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred. In addition, more dispositions will qualify for discontinued operations treatment in the income statement. SFAS No. 144 is effective for years beginning after December 15, 2001. The Company is currently analyzing the implementation requirements and has not yet determined whether the adoption of SFAS No. 144 will have a material impact on the Company's consolidated balance sheets or its statements of operations, shareholders' equity and cash flows.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires that gains and losses form extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provision of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and meet criteria for classification as an extraordinary item. As allowed under the provision of SFAS No. 145, we have adopted SFAS No. 145 as of May 31, 2002. In accordance with SFAS No. 145, we have included the gain on the extinguishment of debt in income before income taxes.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees and consolidating facilities. SFAS No. 146 excludes from its scope exit and disposal activities conducted in connection with a business combination and those activities to which SFAS Nos. 143 and 144 are applicable. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. We do not expect the adoption of this statement to have a material effect on our consolidated financial position or results of operations.

         Risks and Uncertainties: The Company's future results of operations and financial condition could be impacted by the following factors, among others:

[X]   the ability to finance and manage expected growth;
[X]   subscriber attrition and reduction in ARPU;
[X]   the impact of competitive services, products and pricing;
[X]   the ongoing relationship with the cellular carriers and vendors;
[X]   dependence upon key personnel;
[X]   legal proceedings;
[X] the Company's ability to maintain compliance with the American Stock Exchange requirements for continued listing of its common stock;
[X] federal and state governmental regulation of the two-way and cellular telecommunications industries;
[X] the ability to maintain, operate and upgrade the Company's information systems network;
[X]   the demand for and acceptance of products and services offered;
[X] the migration of subscribers from leased communications products to purchased products;
[X]   the ability to successfully market cellular and other telephony services;
[X] the ability to successfully market and service the telemetry business, and other new lines of business that the Company may enter in the future;
[X] the ability to maintain compliance with the covenants in the Company's loan facilities (see Note B);

NOTE B - DEBT AND EQUITY RESTRUCTURING

         Debt consisted of the following at May 31 (in thousands):

                                                                   2002        2001
                                                                   ----        ----
         Pilgrim promissory note ............................  $  3,060    $     --
         TLL note - affiliate ...............................       500          --
         FCFC MAP note ......................................     1,502          --
         FCFC term note .....................................       240          --
         Senior debt ........................................        --      57,322
         Junior debt ........................................        --      21,713
         Other ..............................................        --          96
                                                               --------    --------
                                                                  5,302      79,131
         Less short-term debt ...............................     1,742          --
         Less current portion of long-term debt .............     1,049      12,196
         Less long-term debt classified as current ..........        --      66,935
                                                               --------    --------
                                                               $  2,511    $     --
                                                               ========    ========

         As of May 31, 2001, the Company had been unable to amend or negotiate new terms under the Credit Agreement, which would have enabled the Company to remain in compliance therewith and thereunder as of May 31, 2001, and for subsequent periods. The resulting inability to comply with the terms of the Credit Agreement resulted in the occurrence of Events of Default under the Credit Agreement which could have permitted the lender to terminate the commitment and to declare the borrowings totaling $57.3 million to be due and payable. Also, based on the terms of the Junior Subordinated Note agreement, if the lender had declared the Company not in compliance with the terms of the Credit Agreement, then by definition it would not have been in compliance with the terms of the Junior Subordinated Note Agreement resulting in an additional $22.3 million becoming due and payable.

Restructure of Senior Debt

         On May 20, 2002, pursuant to agreements executed on May 17, 2002, Teletouch reorganized its debt, retiring approximately $57,100,000 in outstanding principal and $3,600,000 in accrued interest in senior debt owed by Teletouch under its senior credit agreement to a syndicate of commercial lenders, by paying those lenders an aggregate cash amount of $9,800,000 and delivering a Promissory Note in the principal amount of $2,750,000 to one of the lenders, ING Prime Rate Trust (formerly known as Pilgrim America Prime Rate Trust) ("Pilgrim") (the "Debt Reorganization"). The Second Amended and Restated Credit Agreement (the "Amended Credit Agreement") dated as of May 17, 2002 by and among Teletouch and Pilgrim, as administrative agent for the lender, which amended and restated the prior credit agreement. effected the Debt Reorganization and resulted in the reduction of the aggregate principal debt under the debt facility to $2,750,000.

         The restructured debt outstanding under the Amended Credit Agreement is collateralized by assets of Teletouch and its subsidiaries including (1) certain real property owned by Teletouch in Tyler, Texas, (2) all of the capital stock of Teletouch Licenses, Inc. ("TLI"), a wholly-owned subsidiary of Teletouch, that owns the paging and other licenses utilized in Teletouch's operations, (3) all of Teletouch's and TLI's respective rights in the License Management Agreement between Teletouch and TLI, pursuant to which Teletouch manages and utilizes the licenses owned by TLL, and (4) certain other collateral as set forth in the Amended Credit

Agreement, but excluding the collateral securing the First Community Financial Corporation debt facility described below. See "Agreements with First Community Financial Corporation".

     The Amended Credit Agreement requires that the $2,750,000 in principal due under the new loan be repaid in 36 equal monthly installments of principal and interest in the amount of $87,449 commencing June 1, 2002 with interest accruing at an annual rate of nine percent. In addition, Teletouch must make certain mandatory pre-payments to Pilgrim based on certain calculations for events or occurrences arising from any of the following: excess cash flow, casualty events, or debt and equity issuances or sale of assets, as defined by the applicable agreements. The Amended Credit Agreement contains a number of prohibitions and limitations of Teletouch's activities, including a prohibition of the payment of dividends by Teletouch. Failure to comply with the terms of the Amended Credit Agreement will result in an event of default which in turn will allow Pilgrim to terminate the commitment and to declare the borrowings to be due and payable. The new note is collateralized by a new deed of trust, an assignment of rents and leases, an agreement collateralizing all of the capital stock of TLI, and a fixture filing on certain real property in Tyler, Texas.

     In order to complete the transaction, Teletouch entered into new credit agreements with First Community Financial Corporation and TLL Partners. Proceeds from these facilities combined with working capital from the Company were used to fund the settlement.

Agreements with First Community Financial Corporation ("FCFC")

     Concurrent with the restructure of the senior debt, Teletouch executed two promissory notes in favor of FCFC, (a) a $2,000,000 Multiple Advance Promissory Note ("MAP Note") and (b) a Term Promissory Note in the initial principal amount of $250,000 ("Term Note", and together with the MAP Note, the "Credit Facility"). Both notes are collateralized by an accounts receivable security agreement ("FCFC Security Agreement") which gives FCFC a superior priority security interest in all accounts receivable and substantially all other assets of the Company, excluding its FCC licenses and certain real property. FCFC is an unrelated third party with no prior relationships with the Company or its affiliates.

     The MAP Note provides for a revolving line of credit of up to a maximum amount of $2,000,000. The MAP Note bears interest at a floating rate of 5.25% above the prime rate of Bank One Arizona, Phoenix, Arizona. The interest rate cannot be less than an annual rate of 10% and interest is payable on the MAP Note on the first day of each month on which there is an outstanding indebtedness under the MAP Note. In addition, Teletouch must make a minimum interest payment of $5,000 each month. Borrowings under the MAP Note are limited to amounts which, together with amounts previously borrowed, do not exceed a borrowing base. This borrowing base is defined as 75% of the Company's eligible commercial accounts receivable and 50% of the Company's eligible reseller accounts receivable, with certain adjustments. Repayments under the MAP Note have been arranged by assigning the proceeds of the Company's lockbox to FCFC. Deposits into the lockbox are transferred automatically each day to FCFC. No advances will be made by FCFC if an event of default (as that term is defined under the FCFC Security Agreement) occurs and Teletouch fails to cure the event of default. The MAP Note matures upon the termination of the FCFC Security Agreement. The FCFC Security Agreement provides for an initial term of two years from date of execution and subsequent one-year renewal terms. In consideration for establishing the line of credit, Teletouch paid to FCFC a commitment and funding fee of 1.5% of the line of credit amount, or $30,000, on the date the Company executed the MAP Note. In the event FCFC and Teletouch agree to extend the term of the MAP Note, Teletouch will pay an additional 0.5%,or $10,000, of the line of credit amount on each anniversary of any MAP Note extensions.

     The Term Note requires principal payments in the amount of $5,000 be made to FCFC in 50 consecutive weekly installments. Interest on the principal amount then outstanding is paid monthly. The Term Note bears the same interest rate terms as the MAP Note. The Term Note is also secured by the FCFC Security Agreement. Teletouch paid FCFC a funding and commitment fee of $3,750 upon execution of the Term Note.

     In the event that the amount under the Credit Facility is increased, Teletouch agreed to pay an additional fee of 1.0% of the additional commitment amount to FCFC. Amounts outstanding under the Credit Facility rank senior to amounts outstanding with each of TLL Partners and Pilgrim.

Agreement with TLL Partners

     On May 17, 2002, the Company entered into a note agreement with TLL Partners ("TLL Note"), an entity controlled by Robert McMurrey, Chairman of Teletouch, which allows for borrowings in the aggregate principal amount of $2,200,000. The outstanding principal and accrued interest becomes payable in full May 17, 2007 and accrues interest at the rate of 10% annually. The TLL Note is subordinated to the interests of FCFC and Pilgrim's interest and does not require the maintenance of any financial or operating covenants. As of May 31, 2002, borrowings under the TLL Note totaled $500,000.

Settlement of Junior Debt and Restructuring Agreement

     The two holders of the Company's junior subordinated debt (the "Junior Debt"), GM Holdings and TLL Partners, and the Company reached agreement concerning the Junior Debt held by each of GM Holdings and TLL Partners simultaneously with the restructuring of the senior debt discussed above. The material provisions of the agreement are discussed below.

     On May 17, 2002, TLL Partners, paid $800,000 and exercised an option it had previously purchased to acquire all of the securities held by Continental Illinois Venture Corporation ("CIVC") which included $22,451,000 of the total $25,513,000 in outstanding principal and accrued interest under the Junior Debt, 295,649 shares of Teletouch common stock, 2,660,840 warrants to purchase Teletouch common stock, 36,019 shares of Series B Preferred Stock, 324,173 warrants to purchase Series B Preferred Stock, and 13,200 shares of Series A Preferred Stock.

     Pursuant to the Restructuring Agreement dated May 17, 2002 by and among TLL Partners, GM Holdings and Teletouch, the two holders of the Company's Junior Debt reached an agreement that released and discharged Teletouch of its Junior Debt obligations without recourse. GM Holdings forgave Teletouch's debt obligations totaling $3,062,000 including accrued interest and TLL Partners forgave Teletouch's debt obligations totaling $22,451,000.

     Robert M. McMurrey is the founder and the Chairman of the Board of Teletouch. Mr. McMurrey's investments in Teletouch are made through TLL Partners and RRI. RRI is a Texas corporation of which Robert M. McMurrey is the sole director and shareholder. The principal business of RRI is the ownership and operation of oil and gas properties and the ownership of Teletouch securities. TLL Partners is a Delaware limited liability company of which Robert M. McMurrey is the sole officer and a wholly-owned subsidiary of Progressive Concepts Communications, Inc., a Delaware corporation (PCCI). PCCI was formed as the holding company for Progressive Concepts, Inc., a Texas corporation (PCI), which is its wholly-owned subsidiary. PCCI is controlled by Robert M. McMurrey by virtue of his being the majority stockholder thereof. The principal business of TLL Partners is to act as a holding company for Mr. McMurrey's investment in Teletouch securities.

     Pursuant to the Restructuring Agreement dated as of May 17, 2002, by and among TLL Partners, GM Holdings and Teletouch ("Restructuring Parties"), (1) TLL Partners agreed to extend a five-year loan, subordinated to Pilgrim's interests, in the aggregate principal amount of $2,200,000 to Teletouch; (2) GM Holdings agreed to cancel and deliver its Junior Debt, in the amount of approximately $3,062,000 including accrued and unpaid interest, to Teletouch, fully and freely releasing and discharging Teletouch of its Junior Debt obligations without recourse; (3) TLL Partners agreed to cancel and deliver to Teletouch the Junior Debt it acquired from CIVC, in the amount of approximately $22,451,000 including accrued and unpaid interest, fully and freely releasing and discharging Teletouch of its Junior Debt obligations without recourse; (4) subject to shareholder approval and satisfaction of applicable American Stock Exchange Rules, Teletouch agreed to issue warrants to purchase 6,000,000 shares of Teletouch common stock to GM Holdings, at a price of $0.01 per share, exercisable commencing three years following the date of issue, redeemable at the option of the holder upon the earlier of a change in control or five years from the date of issue, and terminating eight years following the date of issue, and (5) TLL Partners agreed to enter into and to cause each of Rainbow Resources, Inc., Robert M. McMurrey and J. Kernan Crotty to enter into a Principal Stockholders Agreement.

     Each of the Restructuring Parties agreed that no dividends would accrue, be declared or made on the Series A Preferred Stock or the Series B Preferred Stock. GM Holdings also granted TLL Partners, at no cost, an option to purchase all Series A Preferred Stock and all Series B Preferred Stock held by GM Holdings (the "GM Securities") for $74,000 aggregate consideration. As an inducement for entering into the Restructuring Agreement, TLL Partners paid $59,000 to GM Holdings upon its execution. In addition, Teletouch and TLL Partners agreed that, subject to shareholder approval and satisfaction of applicable American Stock Exchange Rules, TLL Partners would sell Teletouch all of the GM Securities, as well as all of the common Stock, common stock warrants, Series A Preferred Stock, Series B Preferred Stock and Series B Preferred Stock Warrants which TLL Partners acquired from CIVC, in exchange for 1,000,000 shares of Teletouch's Series C Preferred Stock. The agreement contemplates that 1,000,000 shares of the Company's 5,000,000 authorized preferred shares shall be designated as Series C Preferred Stock, par value $0.001 per share.

     The material terms of the Series C Preferred Stock would be as follows: after payment of all amounts due under the Amended Credit Agreement, (1) dividends may be paid on a pro rata basis; (2) assets may be distributed upon voluntary or involuntary liquidation, dissolution or winding up of the Company; and (3) holders may convert all, but not less than all, of their Series C Preferred Stock into shares of Common Stock after May 20, 2005, subject to the following terms and conditions. The Series C Preferred Stock will be convertible into a number of shares of Common Stock computed by dividing (1) the product of
(A) the number of shares of Series C Preferred Stock to be converted and (B) 22, by (2) the conversion price in effect at the time of conversion. The conversion price for delivery of Common Stock shall initially be $0.50 and subject to adjustment. The Series C Preferred Stock would be non-voting. Holders of Series C Preferred Stock would be entitled to notice of all stockholders meetings. The consent of at least a majority of the Series C Preferred Stock (calculated on an "as converted" basis) is required to effect any amendment (a) to voting powers, preferences or rights of the holders of Series C Preferred Stock or (b) to the Certificate of Incorporation authorizing, creating or increasing the amount of any shares of any class or series prior or equal to the Series C Preferred Stock for payment of dividends or (c) any merger or consolidation unless the surviving entity shall have no class or series of shares or securities authorized or outstanding ranking prior to the Series C Preferred Stock.

Based on the estimated fair value of the Series C Preferred Stock and the 6,000,000 warrants to purchase common stock to be issued to GM Holdings of $1,855,000 and $1,345,000, respectively, the Company has recorded a portion of the fair value of these securities, $742,000 for the Series C Preferred Stock and $538,000 for the warrants to purchase common stock, as a reduction to the gain on extinguishment of debt.

         In addition, Teletouch, CIVC, CIVC Partners, GM Holdings and certain Teletouch stockholders (the "Stockholders") entered into a Termination Agreement. The Termination Agreement requires Teletouch, CIVC, CIVC Partners, GM Holdings and the Stockholders to release each other from liability connected with the following investment agreements: (1) the Amended and Restated Subordinated Note, Preferred Stock and Warrant Purchase Agreement dated as of August 3, 1995; (2) the Stockholders Agreement dated as of August 3, 1995; (3) the Registration Agreement dated as of August 3, 1995; (4) the Warrant Agreement dated as of August 3, 1995 and (5) the Option and Securities Purchase Agreement dated August 24, 2001.

         The gain on extinguishment of debt for the year ended May 31, 2002, of approximately $69,600,000 was calculated as follows:

         -----------------------------------------------------------------------------------------------

         -----------------------------------------------------------------------------------------------
         Senior debt, including accrued interest, extinguished                              $60,700,000
         -----------------------------------------------------------------------------------------------
         Junior subordinated debt extinguished                                               25,500,000
         -----------------------------------------------------------------------------------------------
         Total                                                                               86,200,000
         -----------------------------------------------------------------------------------------------

         -----------------------------------------------------------------------------------------------
         Less:
         -----------------------------------------------------------------------------------------------
         Cash paid                                                                            9,800,000
         -----------------------------------------------------------------------------------------------
         Pilgrim promissory note, including interest to be paid                               3,200,000
         -----------------------------------------------------------------------------------------------
         Allocated portion of the fair value of the Series C Preferred Stock                    700,000
         -----------------------------------------------------------------------------------------------
         Allocated portion of the fair value of the 6,000,000 warrants to purchase common
              stock                                                                             500,000
         -----------------------------------------------------------------------------------------------
         Allocated portion of cash paid by significant shareholder                              400,000
         -----------------------------------------------------------------------------------------------
         Write-off of related debt issue costs                                                1,100,000
         -----------------------------------------------------------------------------------------------
         Fees and expenses incurred                                                             900,000
         -----------------------------------------------------------------------------------------------

         -----------------------------------------------------------------------------------------------
         Gain on extinguishment of debt                                                     $69,600,000
         -----------------------------------------------------------------------------------------------

         Maturities: Scheduled maturities of debt outstanding at May 31, 2002 are as follows: 2003 - $2.8 million; 2004 - $1.0 million; 2005 - $1.0 million; 2006 - $0 million; 2007 - $0.5 million.

         Interest: Cash paid for interest during 2002, 2001, and 2000 was approximately $0.3 million, $5.4 million, and $4.7 million, respectively.

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

NOTE D - CERTIFICATES OF DEPOSIT

         As of May 31, 2002 and 2001, Teletouch had deposited $0 and $101,000 into one-year certificates of deposits with banks to support letters of credit issued to cellular service and paging equipment providers.

NOTE E - PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following (in thousands):

         ................................  2002                2001
                                         --------            --------
         Leased pagers ................     5,431               5,900
         Paging infrastructure ........    19,825              19,757
         Buildings and improvements ...     1,367               2,185
         Other equipment ..............     7,607               7,233
                                         --------            --------
                                           34,230              35,075
         Accumulated depreciation .....   (18,571)            (16,591)
                                         --------            --------
                                         $ 15,659            $ 18,484
                                         ========            ========

         Depreciation expense was $6.3 million, $6.8 million and $6.4 million in fiscal 2002, 2001, and 2000, respectively.

NOTE F - PROVISION FOR LEASE ABANDONMENT AND OTHER COSTS

         In May 2002, the Company completed a review of the financial performance of its retail stores. This review resulted in the decision to close 22 of the Company's 66 locations. As of May 31, 2002 the Company had completed the closure of 9 of its retail locations. Provisions for estimated losses on the abandonment of certain leased retail space were $488,000 and the loss recorded on the abandonment of related leasehold improvement costs was $120,000 during fiscal 2002. The remaining liability at May 31, 2002 was $488,000 and is expected to be paid through 2007. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates.

NOTE G - INCOME TAXES

         Teletouch uses the liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences reverse.

         The Company made no cash payments for federal income taxes in fiscal 2002, 2001 and 2000.

         The Company's net operating loss carryforwards were reduced to $0 at May 31, 2002 from approximately $29.5 million at May 31, 2001. Other deferred tax assets were reduced as well. This reduction occurred due to the attribute reduction rules of Internal Revenue Code Section 108 related to the Company's debt restructuring. A corresponding reduction to the valuation allowance previously recorded against these assets has also been recorded.

         Significant components of Teletouch's deferred income tax liabilities and assets as of May 31, 2002 and 2001 follow (in thousands):

                                                           2002         2001
                                                           ----         ----
     Deferred income tax liabilities:
     Depreciation Methods .............................  $ 2,362    $   2,192
     Other ............................................      100          100
                                                         -------    ---------
     Total deferred income tax liabilities ............  $ 2,462    $   2,292
     Deferred income tax assets:
        Intangible assets .............................      598       11,396
        Allowance for doubtful accounts ...............       88           88
        Unrecognized gain .............................      790          933
        Alternative minimum tax credit carry forward ..       --           85
        Net operating loss carry forward ..............       --       10,030
        Valuation allowance ...........................       --      (21,226)
                                                         ---- --    ---------
     Total deferred income tax assets .................    1,476        1,306
                                                         -------    ---------
     Net deferred income tax liability ................  $   986    $     986
                                                         =======    =========

     A reconciliation from the federal statutory income tax rate to the effective income tax rate for the fiscal years 2002, 2001, and 2000 follows:

                                                               2002     2001     2000
                                                               ----     ----     ----
     Statutory income tax rate (benefit) ................      34.0%   (34.0)%  (34.0)%
     Change in valuation allowance ......................     (34.0)%   26.9%    30.7%
     Expenses not deductible for tax purposes, primarily
        amortization of intangible assets ...............        --      7.2%     3.3%
     Other ..............................................        --     (0.1%)     --
                                                             ------   ------   ------
     Effective income tax rate ..........................        --       --       --
                                                             ======   ======   ======

NOTE H - COMMITMENTS AND CONTINGENCIES

         Teletouch leases buildings, transmission towers, and equipment under non-cancelable operating leases. These leases contain various renewal terms and restrictions as to use of the property, and some leases have built-in escalation clauses. Rent expense (in thousands) was $3,960, $3,855, and $3,234 in fiscal 2002, 2001, and 2000, respectively. Future minimum rental commitments under non-cancelable leases are as follows (in thousands):

         2003 ..........................................   $ 2,654
         2004 ..........................................     2,022
         2005 ..........................................     1,325
         2006. .........................................       827
         2007. .........................................       721
         2008 and thereafter. ..........................       948
                                                           -------
                                                           $ 8,497
                                                           =======

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

         In connection with the acquisition of Dial-A-Page, Inc., Teletouch designated 15,000 shares of authorized preferred stock as "Series A 14% Cumulative Preferred Stock" (the "Series A Preferred Stock") and 411,457 shares as "Series B Preferred Stock". The Series A Preferred Stock carries an initial liquidation value of $1,000 per share while the Series B Preferred Stock is convertible into 6 shares of Common Stock. The Series A Preferred Stock and the Series B Preferred Stock are non-voting except as to the merger or consolidation with another entity or entities, or the sale of substantially all of the assets of the Company. The holder of the Series A Preferred Stock and the Series B Preferred Stock has the right to require that its securities be registered for public sale two years after the conversion into common stock.

         On May 17, 2002, TLL Partners, exercised an option it had previously purchased to acquire all of the securities held by Continental Illinois Venture Corporation ("CIVC") which included 295,649 shares of common stock, 36,019 shares of Series B Preferred Stock, 2,660,840 warrants to purchase common stock, 324,173 warrants to purchase Series B Preferred Stock and 13,200 shares of Series A Preferred Stock from CIVC (see Note B for further discussion).

         There were 15,000 shares of the Series A Preferred Stock originally sold by the Company to the CIVC Investors, with an initial liquidation value of $15 million ($38.2 million including accrued dividends at May 31, 2002). TLL Partners purchased these shares of Series A Preferred Stock on May 17, 2002. Dividends on the Series A Preferred Stock accrue at the rate of 14% per annum and compound on a quarterly basis. Each share of Series A Preferred Stock, as well as dividends in arrears, are convertible after August 3, 2003 into common stock, at the option of the Series A Preferred Shareholder, based on a stated formula. As of May 31, 2002, the conversion of Series A Preferred Stock would result in an estimated issuance of 2.9 million shares of common stock (7.3 million shares of common stock if dividends in arrears are paid "in kind") using the conversion price stated in the agreement. However, the agreement states that the conversion price will in no event be more than the market price of the Company's common stock. Based on the closing market price of the Company's stock on May 31, 2002, the conversion of Series A Preferred Stock would result in an estimated issuance of 33.3 million shares of common stock (85.0 million shares of common stock if dividends in arrears are paid "in kind").

         The CIVC Investors also originally received warrants, exercisable at a nominal price, to purchase 3,377,301 shares of Teletouch common stock (the "Common Stock Purchase Warrants") and 411,457 shares of Series B Preferred Stock (the "Series B Preferred Stock Purchase Warrants"). As of May 31, 2002, holders have exercised an aggregate of 716,461 Common Stock Purchase Warrants and 87,284 Series B

Preferred Stock Purchase Warrants. The remaining 324,173 Series B Preferred Stock Purchase Warrants and the remaining 2,660,840 Common Stock Purchase Warrants were purchased by TLL Partners on May 17, 2002 (see Note B)

         As discussed in Note B, the Amended Credit Agreement prohibits the payment of dividends on the Series A Preferred Stock. At May 31, 2002, approximately $23.3 million of dividends ($1,550.00 per share) were in arrears (or 4.4 million shares of common stock if paid "in kind" using the conversion price stated in the agreement and 51.7 million shares of common stock if paid "in kind" using the closing market price of the Company's common stock on May 31, 2002, as previously discussed). Dividends earned per share in fiscal years 2002, 2001, and 2000 were $319.28, $286.81 and $247.92, respectively.

         Common stock reserved: The following represents the shares of common stock to be issued on an "if-converted" basis at May 31, 2002. As discussed in Note B, subsequent to May 31, 2002 and subject to shareholder approval, the Company will issue 1,000,000 shares of Series C Preferred Stock initially convertible into 44,000,000 shares of common stock to TLL Partners and warrants to purchase 6,000,000 shares of common stock to GM Holdings. These securities will be issued in exchange for the Series A Preferred Stock, Common Stock Purchase Warrants, and Series B Preferred Stock identified below. (in thousands):

                Conversion of Series A Preferred Stock                 85,009
                Common Stock Purchase Warrants                          2,661
                Conversion of Series B Preferred Stock                  2,457
                Consultant Warrants                                       266
                1994 Stock Option and Stock Appreciation Rights Plan      742
                                                                       ------
                                                                       91,135
                                                                       ======

*using the conversion price as of May 31, 2002 and including dividends payable in common stock

NOTE J - STOCK OPTIONS

         Teletouch's 1994 Stock Option and Stock Appreciation Rights Plan (the "1994 Plan") was adopted in July 1994 and provides for the granting of incentive and non-incentive stock options and stock appreciation rights to officers, directors, employees and consultants to purchase not more than an aggregate of 1,000,000 shares of Common Stock. The Compensation Committee of the Board of Directors administers the Plan and has authority to determine the optionees to whom awards will be made, the terms of vesting and forfeiture, the amount of the awards, and other terms. Under the terms of the Plan, the option price approved by the Board of Directors shall not be less than the fair market value of the common stock at date of grant. Exercise prices in the following table have been adjusted to give effect to the repricing that took effect in December 1999 and November 2001 (discussed below).

                                                                                             Weighted
Stock option activity has been as follows:                                                    Average
                                                         Number of      Exercise Price    Exercise Price
                                                           Shares          Per Share         Per Share
                                                         ----------     --------------    --------------
Options outstanding at May 31, 1999 .................      663,988       $0.24 - $6.00         $1.79

    Options granted to officers and management ......      105,000       $0.24 - $0.81         $0.98
    Options granted to directors ....................        2,664       $0.24 - $0.81         $0.53
    Options forfeited ...............................     (156,664)      $3.56 - $6.00         $4.42
                                                         ---------       -------------      --------
Options outstanding at May 31, 2000 .................      614,988       $0.24 - $3.38         $1.12
                                                         ---------       -------------      --------

    Options granted to directors ....................      270,331       $0.24 - $2.26         $1.50
    Options forfeited ...............................      (65,000)      $0.69 - $1.88         $1.43
                                                         ---------       -------------      --------
Options outstanding at May 31, 2001 .................      820,319       $0.24 - $3.38         $1.36
                                                         ---------       -------------      --------

    Options granted to officers and management ......       95,000               $0.24         $0.24
    Options granted to directors ....................      358,664       $0.18 - $0.61         $0.28
    Options forfeited ...............................     (531,661)      $0.81 - $2.26         $1.31
                                                         ---------       -------------      --------
Options outstanding at May 31,2002 ..................      742,322       $0.24 - $3.38         $0.45
                                                         ---------       -------------      --------


Exercisable at May 31, 2002 .........................      266,559                             $0.79
                                                         ---------                          --------
Exercisable at May 31, 2001 .........................      443,392                             $1.37
                                                         ---------                          --------
Exercisable at May 31, 2000 .........................      277,677                             $1.30
                                                         ---------                          --------


Weighted-average fair value of options
       granted during 2002 ..........................    $0.20
                                                         -----
Weighted-average fair value of options
       granted during 2001 ..........................    $1.51
                                                         -----
Weighted-average fair value of options
       granted during 2000 ..........................    $0.62
                                                         -----
Weighted-average remaining
       contractual life .............................    7.0 years

         Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if Teletouch had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a binomial option pricing model with the following weighted-average assumptions for 2002, 2001, and 2000, respectively: risk-free interest rates of 3.70%, 5.50%, and 6.50%; dividend yields of 0% for all years; volatility factors of the expected market price of the Company's common stock of 1.31 in 2002, 1.33 in 2001, and .70 in 2000, and a weighted-average expected life of the option of 2 to 5 years.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the options' vesting period. The Company's pro forma information follows (in thousands, except per share information):

                                                                            2002        2001         2000
                                                                            ----        ----         ----
         Pro forma net income (loss) applicable to common stockholders    $58,816     $(50,293)    $(9,895)

         Pro forma earnings (loss) per share:
                  Basic                                                   $ 12.17     $ (10.69)    $ (2.32)
                  Diluted                                                 $  0.64     $ (10.69)    $ (2.32)

         In November 2001, the Company reduced the exercise price of all outstanding employee and director owned stock options to $0.24, which was equal to the average of the closing price of the Company's common stock for the 20-trading days prior to November 21, 2001. Compensation expense associated with these repriced options will be measured and recognized in accordance with the recently issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation". Compensation expense of $31,000 was recorded in fiscal 2002 related to these options. No compensation expense was recorded for these options during fiscal years 2001 and 2000.


NOTE K - RETIREMENT PLAN

         Effective October 1995, Teletouch began sponsoring a defined contribution retirement plan covering substantially all of its employees. Employees who are at least 21 years of age are eligible to participate. Eligible employees may contribute up to a maximum of 16% of their earnings. The Company pays the administrative fees of the plan and began matching 75% of the first 6% of employees' contributions in October 1998. Contributions of approximately $251,000, $265,000 and $220,000 were made in fiscal years 2002, 2001, and 2000, respectively.

NOTE L - RELATED PARTY TRANSACTIONS

         The Company had certain related party sales during fiscal year 2002 to a company controlled by Robert McMurrey, Teletouch's Chairman. Teletouch sold both paging and cellular inventory to this related party and recognized approximately $156,000 in revenue and $28,000 of gross margin on these transactions during fiscal year 2002.

NOTE M - SELECTED QUARTERLY FINANCIAL DATA

         Summarized quarterly financial data for the years ended May 31, 2002 and 2001 are set forth below (in thousands except per share amounts):

                                                                    Three Months Ended
                                          ------------------------------------------------------------------------
          Fiscal 2002                      August 31,         November 30,         February 28,         May 31,
          -----------                         2001                2001                 2002               2002
                                          -------------    ------------------   ------------------    ------------
Service, rent, and maintenance revenue        $  9,410             $   8,709            $   8,291        $  7,925
Product sales revenue                            2,931                 2,958                3,372           2,973
                                          -------------    ------------------   ------------------    ------------
     Total Revenues                             12,341                11,667               11,663          10,898
Net book value of products sold                 (2,230)               (2,065)              (2,312)         (1,932)
                                          -------------    ------------------   ------------------    ------------
                                                10,111                 9,602                9,351           8,966
Operating income (loss)                            872                   697                  570            (710)
Net income (loss) (2)                           (1,182)               (1,207)              (1,308)         67,176
Earnings (loss) per share - basic (2)            (0.48)                (0.50)               (0.53)          13.78
Earnings (loss) per share - diluted (2)          (0.48)                (0.50)               (0.53)           0.68


                                                                    Three Months Ended
                                          ------------------------------------------------------------------------
                    Fiscal 2001            August 31,          November 30,        February 29,         May 31,
                    -----------               2000                2000                 2001              2001
                                          -------------    ------------------   ------------------    ------------
Service, rent, and maintenance revenue        $ 11,223             $  11,205            $  10,636        $  9,865
Product sales revenue                            2,994                 3,070                4,037           3,265
                                          -------------    ------------------   ------------------    ------------
     Total Revenues                             14,217                14,275               14,673          13,130
Net book value of products sold                 (2,877)               (3,509)              (3,707)         (3,313)
                                          -------------    ------------------   ------------------    ------------
                                                11,340                10,766               10,966           9,817
Operating income (loss) (1)                        186                   625                 (318)        (36,940)
Net loss (1)                                    (2,031)               (1,604)              (2,568)        (39,612)
Loss per share - basic and diluted (1)           (0.71)                (0.56)               (0.74)          (8.11)

(1) Includes the impairment charges recorded in the three month period ended May 31, 2001. See Note A.
(2) Includes the gain on extinguishment of debt recorded in the three month period ended May 31, 2002. See Note B.

                                   SCHEDULE II
                         TELETOUCH COMMUNICATIONS, INC.

                 Valuation and Qualifying Accounts and Reserves
                                 (in thousands)

                                                                               Year Ended May 31
          Allowance for Doubtful Accounts

                                                                    2002            2001            2000
          Balance at beginning of year                            $   238        $    213        $    167
               Additions charged to income                            843           1,647           1,393
               Balances written off, net of recoveries               (843)         (1,622)         (1,347)
                                                                ============   =============    ============
          Balance at end of year                                  $   238        $    238        $    213
                                                                ============   =============    ============

=============================================================================================================

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 28, 2002.


                         TELETOUCH COMMUNICATIONS, INC.

                         By: /s/ Robert M. McMurrey
                         --------------------------
                            Robert M. McMurrey, Chairman

     In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature                                    Title                                   Date
---------                                    -----                                   ----
/s/ Robert M. McMurrey             Chairman of the Board                        August 28, 2002
-----------------------------
Robert M. McMurrey

/s/ J. Kernan Crotty               President,                                   August 28, 2002
-----------------------------      Chief Financial Officer,
J. Kernan Crotty                   principal executive officer and
                                   principal financial officer, Director


/s/ Clifford E. McFarland          Director                                     August 27, 2002
-----------------------------
Clifford E. McFarland

                                   Director                                     August   , 2002
-----------------------------
Henry Y.L. Toh

                                   Director                                     August   , 2002
-----------------------------
Marshall G. Webb

/s/ Susan Stranahan Ciallella      Director                                     August 28, 2002
-----------------------------
Susan Stranahan Ciallella