Form 10-Q
period 2002-08-31
TELETOUCH COMMUNICATIONS INC
filed 2002-10-15
CIK 928659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-13436

TELETOUCH COMMUNICATIONS, INC.
(Name of registrant in its charter)

Delaware	75-2556090
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

110 N. College, Suite 200, Tyler, Texas 75702 (903) 595-8800
(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value—4,792,650 shares outstanding as of October 10, 2002

TELETOUCH COMMUNICATIONS, INC.

FORM 10-Q
QUARTER ENDED AUGUST 31, 2002

Part I.    Financial Information

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	August 31, 2002	May 31, 2002
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	604	$1,472
Accounts receivable, net of allowance of $237 in 2003 and $238 in 2002	2,331	2,341
Inventory	3,323	3,630
Deferred income tax assets	56	56
Prepaid expenses and other current assets	853	434

	7,167	7,933
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $19,089 in 2003 and $18,571 in 2002	15,169	15,659
INTANGIBLES AND OTHER ASSETS:
Subscriber bases	67	57
Accumulated amortization	(27)	(11)

	40	46

	$22,376	$23,638

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,661	$4,731
Short-term debt	562	1,742
Current portion of long-term debt	1,049	1,049
Current portion of unearned sale/leaseback profit	418	418
Deferred revenue	1,103	937

	7,793	8,877
LONG-TERM LIABILITIES:
Long-term debt, net of current portion	2,345	2,511
Unearned sale/leaseback profit, net of current portion	1,802	1,907

	4,147	4,418
COMMITMENTS AND CONTINGENCIES	—	—
DEFERRED INCOME TAXES	1,042	1,042
SHAREHOLDERS’ EQUITY (DEFICIT):
Series A cumulative convertible preferred stock, $.001 par value, 15,000 shares authorized, issued, and outstanding in 2003 and 2002	—	—
Series B convertible preferred stock, $.001 par value, 411,457 shares authorized, 86,025 shares issued and outstanding in 2003 and 2002, respectively	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 4,926,210 shares issued in 2003 and 2002,	5	5
Treasury stock, 133,560 shares	(97)	(97)
Additional paid-in capital	28,003	28,034
Accumulated deficit	(18,517)	(18,641)

	9,394	9,301

	$22,376	$23,638

See Accompanying Notes to Condensed Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)
(unaudited)

	Three Months Ended August 31,
	2002	2001
Service, rent, and maintenance revenue	$7,550	$9,410
Product sales revenue	2,501	2,931

Total revenues	10,051	12,341
Net book value of products sold	(1,776)	(2,230)

	8,275	10,111
Costs and expenses:
Operating	3,288	3,778
Selling	1,737	2,027
General and administrative	1,533	1,831
Depreciation and amortization	1,458	1,603

Total costs and expenses	8,016	9,239

Operating income	259	872
Loss on disposal of assets	—	(13)
Interest expense, net	(52)	(2,041)

Net income (loss) before income taxes	207	(1,182)
Income tax expense	83	—

Net income (loss)	124	(1,182)
Preferred stock dividends	—	(1,171)

Income (loss) applicable to common stockholders	$124	$(2,353)

Earnings (loss) per share—basic	$0.03	$(0.48)
Earnings (loss) per share—diluted	$0.00	$(0.48)

Weighted average shares outstanding-basic	4,792,650	4,875,835
Weighted average shares outstanding-diluted	109,554,368	4,875,835

See Accompanying Notes to Condensed Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Three Months Ended August 31,
	2002	2001
Operating Activities:
Net income (loss)	$124	$(1,182)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,458	1,603
Non-cash stock option expense	(31)	—
Non-cash interest expense	—	950
Provision for losses on accounts receivable	168	285
Loss on disposal of assets	—	13
Amortization of unearned sale/leaseback profit	(105)	(105)
Changes in operating assets and liabilities:
Accounts receivable, net	(158)	(257)
Inventories	616	740
Prepaid expenses and other assets	(430)	(158)
Accounts payable and accrued expenses	(69)	716
Deferred revenue	166	123

Net cash provided by operating activities	1,739	2,728
Investing Activities:
Capital expenditures, including pagers	(1,260)	(1,197)
Net proceeds from sale of assets	—	15

Net cash used for investing activities	(1,260)	(1,182)
Financing Activities:
Purchase of treasury stock	—	(1)
Decrease in short-term debt, net	(1,180)
Proceeds from borrowings	8	—
Payments on long-term debt	(175)	(255)

Net cash used for financing activities	(1,347)	(256)

Net increase (decrease) in cash and cash equivalents	(868)	1,290
Cash and cash equivalents at beginning of period	1,472	3,999

Cash and cash equivalents at end of period	$604	$5,289

See Accompanying Notes to Condensed Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A—SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated financial statements include the consolidated accounts of Teletouch Communications, Inc. and our wholly-owned subsidiary (collectively, the Company or Teletouch). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The preparation of the financial statements includes estimates that are used when accounting for revenues, allowance for uncollectible receivables and depreciation and amortization. Actual results could differ from those estimates. The results of operations for the three-month period ended August 31, 2002, are not necessarily indicative of the results to be expected for the full year. Some information and footnote disclosures normally included in financial statements or notes thereto prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. We believe, however, that our disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Teletouch’s 2002 Annual Report on Form 10-K.

Allowance for Doubtful Accounts:    Estimates are used in determining the reserve for doubtful accounts and are based on historic collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages Teletouch reviews historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues; Teletouch compares the ratio of the reserve to gross receivables to historic levels and Teletouch monitors collections amounts and statistics. Teletouch’s allowance for doubtful accounts was $0.2 million at August 31, 2002. While write-offs of customer accounts have historically been within our expectations and the provisions established, management cannot guarantee that Teletouch will continue to experience the same write-off rates that it has in the past which could result in material differences in the reserve for doubtful accounts and related provisions for write-offs.

Reserve for Inventory Obsolescence:    Estimates are used in determining the reserve for inventory obsolescence and are based on sales trends, a ratio of inventory to revenue, and a review of specific categories of inventory. In establishing its reserve, Teletouch reviews historic inventory obsolescence experience including comparisons of previous write-offs to provision for inventory obsolescence and the inventory count compared to recent sales trends. Teletouch’s reserve for inventory obsolescence was $0.4 million at August 31, 2002. While inventory obsolescence has historically been within our expectations and the provision established, management cannot guarantee that Teletouch will continue to experience the same obsolescence rates that it has in the past which could result in material differences in the reserve for inventory obsolescence and the related inventory write-offs.

Property, Plant and Equipment:    Property, plant and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the following estimated useful lives.

Pagers	3 years
Paging infrastructure	5-15 years
Building and improvements	10-20 years
Other equipment	5-10 years
Leasehold improvements	Shorter of estimated useful
life or term of lease

Revenue Recognition:    Teletouch’s revenue consists primarily of monthly service and lease revenues charged to customers on a monthly, quarterly, semi-annual or annual basis. Revenue also includes sales of messaging devices, cellular telephones, and other products directly to customers and resellers. Teletouch recognizes revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable, and (4) collectibility is reasonably assured. Teletouch believes, relative to sales of one-way messaging equipment, that all of these conditions are met, therefore, product revenue is recognized at the time of delivery. Revenue from sale of other products is recognized upon delivery.

Earnings (Loss) Per Share:    Basic earnings (loss) per share was determined by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share amounts were similarly computed, but included the effect, when dilutive, of the Company’s weighted average number of stock options outstanding and the average number of common shares that would be issuable upon conversion of the Company’s convertible preferred securities and the exercise of the Company’s common stock purchase warrants. To determine diluted earnings per share, dividends on the Company’s Series A Preferred Stock have been added back to net income in fiscal 2002 to reflect assumed conversions. Potentially dilutive securities have not been considered in the computation of loss per share for the three months ended August 31, 2001 because the effect would be antidilutive.

Earnings (loss) per share amounts are calculated as follows (in thousands except per share amounts):

	Three Months Ended August 31,
	2002	2001
Net income (loss) applicable to common stockholders	$124	$(2,353)
Plus dividends on the assumed conversion of the Series A Preferred Stock	—	—

Diluted net income (loss)	$124	$(2,353)

Average shares outstanding:	4,793	4,876
Basic
Effect of dilutive securities:
Stock options	221	—
Common stock purchase warrants	2,593	—
Series B Preferred Stock	2,461	—
Series A Preferred Stock	99,486	—

Diluted shares outstanding	109,554	4,876

Earnings (loss) per Share:
Basic	$0.03	$(0.48)

Diluted	$0.00	$(0.48)

New Accounting Pronouncements:    In August 2001, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 144—Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 is effective for years beginning after December 15, 2001 and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 provides a single accounting model for disposition of long-lived assets. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held for sale. The new rules also will supersede the provisions of the Accounting Principles Board Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred. In addition, more dispositions will qualify for discontinued operations treatment in the income statement. Teletouch adopted SFAS No. 144 effective June 1, 2002. Teletouch’s review of the carrying value of its long-lived assets at August 31, 2002 indicates that the carrying value of these assets is recoverable through future estimated cash flows. If the cash flow estimates, or the significant operating assumptions upon which they are based, change in the future, Teletouch may be required to record impairment charges related to its long-lived assets.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees and consolidating facilities. SFAS No. 146 excludes from its scope exit and disposal activities conducted in connection with a business combination and those activities to which SFAS Nos. 143 and 144 are applicable. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. We do not expect the adoption of this statement to have a material effect on our consolidated financial position or results of operations.

NOTE B—LIQUIDITY, RISKS AND OTHER IMPORTANT FACTORS

Sources of System Equipment and Inventory:    Teletouch does not manufacture its paging network equipment, including but not limited to antennas, transmitters, and paging terminals, nor does it manufacture any of the pagers, cellular telephones, two-way radios, consumer electronics or telemetry devices it sells or leases. This equipment is available for purchase from multiple sources, and the Company anticipates that such equipment will continue to be available in the foreseeable future, consistent with normal manufacturing and delivery lead times. Because of the high degree of compatibility among different models of transmitters, computers and other paging and voice mail equipment manufactured by its suppliers, Teletouch’s paging network is not dependent upon any single source of such equipment. The Company currently purchases pagers and transmitters from several competing sources. Until fiscal 2001, the Company purchased its paging terminals from Glenayre Technologies Inc., a leading manufacturer of mobile communications equipment. During fiscal 2001, Glenayre announced that it would discontinue manufacturing paging terminals but would continue to provide technical support for the foreseeable future. Teletouch’s operations have not been impacted as a result of the decision by Glenayre as such terminal equipment is readily available in the used market. The Company expects that there will be an adequate supply of used Glenayre terminal equipment throughout the remainder of fiscal year 2003 to meet the Company’s needs.

Concentration of Credit Risk:    Teletouch provides paging and other wireless telecommunications services to a diversified customer base of businesses and individual consumers, primarily in non-metropolitan areas and communities in the southeast United States. As a result, no significant concentration of credit risk exists. The Company performs periodic credit evaluations of its customers to determine individual customer credit risks and promptly terminates services for nonpayment. Credit losses have been within management’s expectations.

Risks and Uncertainties:    The Company’s future results of operations and financial condition could be impacted by the following factors, among others:

•	the ability to finance and manage expected growth;

•	subscriber attrition and reduction in ARPU;

•	the impact of competitive services, products and pricing;

•	the ongoing relationship with the cellular carriers and vendors;

•	dependence upon key personnel;

•	legal proceedings;

•	the Company’s ability to maintain compliance with the American Stock Exchange requirements for continued listing of its common stock;

•	federal and state governmental regulation of the two-way and cellular telecommunications industries;

•	the ability to maintain, operate and upgrade the Company’s information systems network;

•	the demand for and acceptance of products and services offered;

•	the migration of subscribers from leased communications products to purchased products;

•	the ability to successfully market cellular and other telephony services;

•	the ability to successfully market and service the telemetry business, and other new lines of business that the Company may enter in the future;

•	the ability to maintain compliance with the covenants in the Company’s loan facilities (see Notes C and D)

NOTE C—SHORT-TERM DEBT

Short-term debt consists of the following (in thousands):

	August 31, 2002	May 31, 2002
FCFC MAP note	$387	$1,502
FCFC term note	175	240

	$562	$1,742

Agreements With First Community:    On May 20, 2002, Teletouch executed two promissory notes in favor of First Community Financial Corporation (“FCFC”), (a) a $2,000,000 Multiple Advance Promissory Note (“MAP Note”) and (b) a Term Promissory Note in the initial principal amount of $250,000 (“Term Note”, and together with the MAP Note, the “Credit Facility”). Both notes are collateralized by an accounts receivable security agreement (“FCFC Security Agreement”) which gives FCFC a superior priority security interest in all accounts receivable and substantially all other assets of the Company, excluding its FCC licenses and certain real property. FCFC is an unrelated third party with no prior relationships with the Company or its affiliates.

FCFC MAP Note:    The MAP Note provides for a revolving line of credit of up to a maximum amount of $2,000,000. The MAP Note bears interest at a floating rate of 5.25% above the prime rate of Bank One Arizona, Phoenix, Arizona. The interest rate cannot be less than an annual rate of 10% and interest is payable on the MAP Note on the first day of each month on which there is an outstanding indebtedness under the MAP Note. In addition, Teletouch must make a minimum interest payment of $5,000 each month. Borrowings under the MAP Note are limited to amounts, which together with amounts previously borrowed, do not exceed a borrowing base. This borrowing base is defined as 75% of the Company’s eligible commercial accounts receivable and 50% of the Company’s eligible reseller accounts receivable, with certain adjustments. Repayments under the MAP Note have been arranged by assigning the proceeds of the Company’s lockbox to FCFC. Deposits into the lockbox are transferred automatically each day to FCFC. No advances will be made by FCFC if an event of default (as that term is defined under the FCFC Security Agreement) occurs and Teletouch fails to cure the event of default. The MAP Note matures upon the termination of the FCFC Security Agreement. The FCFC Security Agreement provides for an initial term of two years from date of execution and subsequent one-year renewal terms. In consideration for establishing the line of credit, Teletouch paid to FCFC a commitment and funding fee of 1.5% of the line of credit amount, or $30,000, on the date the Company executed the MAP Note. In the event FCFC and Teletouch agree to extend the term of the MAP Note, Teletouch will pay an additional 0.5%,or $10,000, of the line of credit amount on each anniversary of any MAP Note extensions.

FCFC Term Note:    The Term Note requires principal payments in the amount of $5,000 be made to FCFC in 50 consecutive weekly installments. Interest on the principal amount then outstanding is paid monthly. The Term Note bears the same interest rate terms as the MAP Note. The Term Note is also secured by the FCFC Security Agreement. Teletouch paid FCFC a funding and commitment fee of $3,750 upon execution of the Term Note.

In the event that the amount under the Credit Facility is increased, Teletouch agreed to pay an additional fee of 1.0% of the additional commitment amount to FCFC. Amounts outstanding under the Credit Facility rank senior to amounts outstanding with each of TLL Partners and Pilgrim.

TELETOUCH COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE D—LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	August 31,	May 31,
	2002	2002
Pilgrim promissory note, including accrued interest	$2,886	$3,060
TLL note—affiliate, including accrued interest	508	500

	3,394	3,560
Less current portion	1,049	1,049

	$2,345	$2,511

Pilgrim Promissory Note:    On May 20, 2002, pursuant to agreements executed on May 17, 2002, Teletouch reorganized its debt which included delivering a Promissory Note in the principal amount of $2,750,000 to one of the lenders, ING Prime Rate Trust (formerly known as Pilgrim America Prime Rate Trust) (“Pilgrim”) (the “Debt Reorganization”). The Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”) dated as of May 17, 2002 by and among Teletouch and Pilgrim, as administrative agent for the lender, which amended and restated the prior credit agreement effected the Debt Reorganization and resulted in the reduction of the aggregate principal debt under the debt facility to $2,750,000.

The debt outstanding under the Amended Credit Agreement is collateralized by assets of Teletouch and its subsidiaries including (1) certain real property owned by Teletouch in Tyler, Texas, (2) all of the capital stock of Teletouch Licenses, Inc. (“TLI”), a wholly-owned subsidiary of Teletouch, that owns the paging and other licenses utilized in Teletouch’s operations, (3) all of Teletouch’s and TLI’s respective rights in the License Management Agreement between Teletouch and TLI, pursuant to which Teletouch manages and utilizes the licenses owned by TLL, and (4) certain other collateral as set forth in the Amended Credit Agreement, but excluding the collateral securing the First Community Financial Corporation debt facility described below. See “Agreements with First Community Financial Corporation”.

The Amended Credit Agreement requires that the $2,750,000 in principal due under the new loan be repaid in 36 equal monthly installments of principal and interest in the amount of $87,449 commencing June 1, 2002 with interest accruing at an annual rate of nine percent. In addition, Teletouch must make certain mandatory pre-payments to Pilgrim based on certain calculations for events or occurrences arising from any of the following: excess cash flow, casualty events, or debt and equity issuances or sale of assets, as defined by the applicable agreements. The Amended Credit Agreement contains a number of prohibitions and limitations of Teletouch’s activities, including a prohibition of the payment of dividends by Teletouch. Failure to comply with the terms of the Amended Credit Agreement will result in an event of default which in turn will allow Pilgrim to terminate the commitment and to declare the borrowings to be due and payable. The new note is collateralized by a new deed of trust, an assignment of rents and leases, an agreement collateralizing all of the capital stock of TLI, and a fixture filing on certain real property in Tyler, Texas.

TLL Note:    On May 17, 2002, the Company entered into a note agreement with TLL Partners (“TLL Note”), an entity controlled by Robert McMurrey, Chairman of Teletouch, which allows for borrowings in the aggregate principal amount of $2,200,000. The outstanding principal and accrued interest becomes payable in full May 17, 2007 and accrues interest at the rate of 10% annually. The TLL Note is subordinated to the interests of FCFC and Pilgrim’s interest and does not require the maintenance of any financial or operating covenants. As of August 31, 2002, borrowings under the TLL Note totaled $508,000.

TELETOUCH COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE E—STOCK OPTIONS

In December 1999, the Company reduced the exercise price of all outstanding employee and director owned stock options to $0.87, which was equal to the average of the closing price of the Company’s common stock for the 20-trading days prior to December 1, 1999. In November 2001, the Company reduced the exercise price of all outstanding employee and director owned stock options to $0.24, which was equal to the average of the closing price of the Company’s common stock for the 20-trading days prior to November 21, 2001. Compensation expense associated with these repriced options will be measured and recognized in accordance with the recently issued Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”. Based on the market value of Teletouch’s common stock and in accordance with Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation a reduction in compensation expense of $31,100 and $0 was recorded in the quarters ended August 31, 2002 and 2001, respectively. Additional compensation expense may be recorded in future periods based on fluctuations in the market value of the Company’s common stock.

NOTE F—PROVISION FOR LEASE ABANDONMENT AND OTHER COSTS

In May 2002, the Company completed a review of the financial performance of its retail stores. This review resulted in the decision to close 22 of the Company’s 66 locations. As of August 31, 2002 the Company had completed the closure of 21 of its retail locations. Provisions for estimated losses on the abandonment of certain leased retail space were $488,000 and the loss recorded on the abandonment of related leasehold improvement costs was $120,000 as of May 31, 2002. The remaining liability at August 31, 2002 was $426,000 and is expected to be paid through 2007. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates.

NOTE G—INCOME TAXES

Teletouch uses the liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences reverse.

The Company’s net operating loss carryforwards were reduced to $0 at May 31, 2002 from approximately $29.5 million at May 31, 2001. Other deferred tax assets were reduced as well. These reductions occurred due to the attribute reduction rules of the Internal Revenue Code Section 108 related to the Company’s debt restructuring. A corresponding reduction to the valuation allowance previously recorded against these assets was also recorded as of May 31, 2002. As of August 31, 2002, a provision for income tax expense of $82,800 was recorded. The Company’s effective income tax rate for fiscal 2003 is estimated to be 40%, which approximates the combined statutory and federal and state rates. For the three months ended August 31, 2001, no tax benefit was recorded as a valuation allowance was recorded against deferred tax assets that were not likely to be realized.

NOTE H—RELATED PARTY TRANSACTIONS

The Company had certain related party sales during the quarter ended August 31, 2002 to a company controlled by Robert McMurrey, Teletouch’s Chairman. Teletouch sold both paging and cellular inventory to this related party and recognized approximately $160,000 in revenue and $16,000 of gross margin on these transactions during first quarter of fiscal 2003. As of August 31, 2002, the Company has billed this related party an additional $250,000 which estimates the additional cost expected to be incurred related to certain cellular phones sold to this related party. These cellular phones were originally purchased by the Company at discounted prices from a third party assuming that these phones would be activated on the third party’s network. The related party will not be activating these phones on the third party’s network, therefore, the

TELETOUCH COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company is obligated to pay the third party an undiscounted price for these phones. The third party has not billed the Company as of August 31, 2002 for the cost difference on these phones, however, Teletouch has recorded a liability of $250,000 at August 31, 2002 for these estimated additional costs. These additional costs billed to the Company for the cellular phones shipped to the related party will be fully reimbursed by the related party. Additionally, the Company purchased both car audio equipment and cellular accessories from this related party during the first quarter totaling approximately $54,000. The Company has negotiated purchase prices with its related party on both cellular and audio equipment equaling cost plus 5%.

NOTE I—PREFERRED STOCK AND JUNIOR DEBT RESTRUCTURING ACTIVITIES

On May 17, 2002, TLL Partners, paid $800,000 and exercised an option it had previously purchased to acquire all of the securities held by Continental Illinois Venture Corporation (“CIVC”) which included $22,451,000 of the total $25,513,000 in outstanding principal and accrued interest under the Junior Debt, 295,649 shares of Teletouch common stock, 2,660,840 warrants to purchase Teletouch common stock, 36,019 shares of Series B Preferred Stock, 324,173 warrants to purchase Series B Preferred Stock, and 13,200 shares of Series A Preferred Stock.

Pursuant to the Restructuring Agreement dated May 17, 2002 by and among TLL Partners, GM Holdings and Teletouch, the two holders of the Company’s Junior Debt reached an agreement that released and discharged Teletouch of its Junior Debt obligations without recourse. GM Holdings forgave Teletouch’s debt obligations totaling $3,062,000 including accrued interest and TLL Partners forgave Teletouch’s debt obligations totaling $22,451,000.

Robert M. McMurrey is the founder and the Chairman of the Board of Teletouch. Mr. McMurrey’s investments in Teletouch are made through TLL Partners and Rainbow Resources, Inc. (“RRI”). RRI is a Texas corporation of which Robert M. McMurrey is the sole director and shareholder. The principal business of RRI is the ownership and operation of oil and gas properties and the ownership of Teletouch securities. TLL Partners is a Delaware limited liability company of which Robert M. McMurrey is the sole officer and a wholly-owned subsidiary of Progressive Concepts Communications, Inc., a Delaware corporation (“PCCI”). PCCI was formed as the holding company for Progressive Concepts, Inc., a Texas corporation (“PCI”), which is its wholly-owned subsidiary. PCCI is controlled by Robert M. McMurrey by virtue of his being the majority stockholder thereof. The principal business of TLL Partners is to act as a holding company for Mr. McMurrey’s investment in Teletouch securities.

Pursuant to the Restructuring Agreement dated as of May 17, 2002, by and among TLL Partners, GM Holdings and Teletouch (“Restructuring Parties”), (1) TLL Partners agreed to extend a five-year loan, subordinated to Pilgrim’s interests, in the aggregate principal amount of $2,200,000 to Teletouch (see Note D); (2) GM Holdings agreed to cancel and deliver its Junior Debt, in the amount of approximately $3,062,000 including accrued and unpaid interest, to Teletouch, fully and freely releasing and discharging Teletouch of its Junior Debt obligations without recourse; (3) TLL Partners agreed to cancel and deliver to Teletouch the Junior Debt it acquired from CIVC, in the amount of approximately $22,451,000 including accrued and unpaid interest, fully and freely releasing and discharging Teletouch of its Junior Debt obligations without recourse; (4) subject to shareholder approval and satisfaction of applicable American Stock Exchange Rules, Teletouch agreed to issue warrants to purchase 6,000,000 shares of Teletouch common stock to GM Holdings, at a price of $0.01 per share, exercisable commencing three years following the date of issue, redeemable at the option of the holder upon the earlier of a change in control or five years from the date of issue, and terminating eight years following the date of issue, and (5) TLL Partners agreed to enter into and to cause each of Rainbow Resources, Inc., Robert M. McMurrey and J. Kernan Crotty to enter into a Principal Stockholders Agreement.

TELETOUCH COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Each of the Restructuring Parties agreed that no dividends would accrue, be declared or made on the Series A Preferred Stock or the Series B Preferred Stock. GM Holdings also granted TLL Partners, at no cost, an option to purchase all Series A Preferred Stock and all Series B Preferred Stock held by GM Holdings (the “GM Securities”) for $74,000 aggregate consideration. As an inducement for entering into the Restructuring Agreement, TLL Partners paid $59,000 to GM Holdings upon its execution. In addition, Teletouch and TLL Partners agreed that, subject to shareholder approval and satisfaction of applicable American Stock Exchange Rules, TLL Partners would sell Teletouch all of the GM Securities, as well as all of the common Stock, common stock warrants, Series A Preferred Stock, Series B Preferred Stock and Series B Preferred Stock Warrants which TLL Partners acquired from CIVC, in exchange for 1,000,000 shares of Teletouch’s Series C Preferred Stock. The agreement contemplates that 1,000,000 shares of the Company’s 5,000,000 authorized preferred shares shall be designated as Series C Preferred Stock, par value $0.001 per share.

The material terms of the Series C Preferred Stock would be as follows: after payment of all amounts due under the Amended Credit Agreement, (1) dividends may be paid on a pro rata basis; (2) assets may be distributed upon voluntary or involuntary liquidation, dissolution or winding up of the Company; and (3) holders may convert all, but not less than all, of their Series C Preferred Stock into shares of Common Stock after May 20, 2005, subject to the following terms and conditions. The Series C Preferred Stock will be convertible into a number of shares of Common Stock computed by dividing (1) the product of (A) the number of shares of Series C Preferred Stock to be converted and (B) 22, by (2) the conversion price in effect at the time of conversion. The conversion price for delivery of Common Stock shall initially be $0.50 and subject to adjustment. The Series C Preferred Stock would be non-voting. Holders of Series C Preferred Stock would be entitled to notice of all stockholders meetings. The consent of at least a majority of the Series C Preferred Stock (calculated on an “as converted” basis) is required to effect any amendment (a) to voting powers, preferences or rights of the holders of Series C Preferred Stock or (b) to the Certificate of Incorporation authorizing, creating or increasing the amount of any shares of any class or series prior or equal to the Series C Preferred Stock for payment of dividends or (c) any merger or consolidation unless the surviving entity shall have no class or series of shares or securities authorized or outstanding ranking prior to the Series C Preferred Stock.

The issuance of the 1,000,000 Series C Preferred Stock and the 6,000,000 warrants to purchase Teletouch common stock have been placed for vote at the upcoming annual shareholders’ meeting to be held on November 7, 2002. The voting on these transactions by the common shareholders will complete the Restructuring Agreement entered into May 17, 2002. The finalization of the Restructuring Agreement is not contingent on approval of these transactions. If approval of these transactions is not approved by the common shareholder, both TLL Partners and GM Holdings will retain the equity positions that they currently hold in Teletouch.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained herein are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. The Company’s ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the existence of demand for and acceptance of the Company’s products and services, regulatory approvals and developments, economic conditions, the impact of competition and pricing, results of financing efforts and other factors affecting the Company’s business that are beyond the Company’s control. The Company undertakes no obligation and does not intend to update, revise, or otherwise publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

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

Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements. Several of these factors include, without limitation:

•	our ability to finance and manage expected growth;

•	subscriber attrition and reduction in ARPU;

•	the impact of competitive services, products and pricing;

•	our ongoing relationship with our cellular carriers and vendors;

•	our dependence upon key personnel;

•	the adoption of new, or changes in, accounting principles;

•	legal proceedings;

•	our ability to maintain compliance with the American Stock Exchange requirements for continued listing of our common stock;

•	the costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002;

•	federal and state governmental regulation of the two-way and cellular telecommunications industries;

•	our ability to maintain, operate and upgrade our information systems network;

•	the demand for and acceptance of our products and services;

•	our ability to efficiently integrate future acquisitions, if any;

•	the migration of subscribers from leased communications products to purchased products;

•	the ability to successfully market cellular and other telephony services;

•	the ability to successfully market and service the telemetry business, and other new lines of business that the Company may enter in the future;

•	the ability to maintain compliance with the covenants in our loan facilities;

•	other risks referenced from time to time elsewhere in this report and in our filings with the SEC.

We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

OVERVIEW

Teletouch is a leading provider of wireless telecommunications services, primarily paging services, in non-major metropolitan areas and communities in the southeast United States. As of August 31, 2002 the Company had approximately 255,400 pagers in service. The Company derives the majority of its revenues from fixed periodic fees, not dependent on usage, charged to subscribers for paging services. As long as a subscriber remains on service, operating results benefit from the recurring payments of the fixed periodic fees without incurring additional selling expenses or other fixed costs. A high level of customer attrition is common in the paging industry and Teletouch must be able to replace terminating paging subscribers and attract additional wireless subscribers to maintain operating margins. During recent months, customer attrition (“churn”) has remained relatively flat but continues to result in a net decline in the number of pagers in service. Teletouch expects that net paging subscriber deletions will continue in future quarters as the demand for one-way paging continues to decline. Teletouch is implementing customer retention programs and expanding its existing product lines to minimize the impact of the level of customer attrition. The sales and marketing expenses and other costs associated with attracting new subscribers are substantial and there is no guarantee that our future efforts in this area will improve subscriber growth and retention.

In December 1998, Teletouch launched its own brand of prepaid cellular telephone service, utilizing the resale of telecommunication service which it buys at wholesale prices. The Company also offers cellular service as an agent for other cellular PCS carriers, including AT&T Wireless Services Inc. and Cingular Wireless in all of its markets. In May 2001, the Company decided to discontinue sales of its own brand of prepaid cellular service and has transitioned all customers to alternative cellular service under one of the Company’s existing agent agreements or has disconnected those prepaid customers. At August 31, 2002, the Company was offering some type of cellular service in all of its sales offices. In April 2000, Teletouch became an agent for Leap Wireless International Inc. (“Cricket Communications”), a company that provides unlimited local wireless service for a flat monthly fee. Cricket currently offers its service in several major metropolitan areas in Tennessee, Arkansas and Oklahoma and plans to offer the service in other markets in which Teletouch has retail locations. The Company is selling cellular/PCS service under four major agreements with AT&T Wireless, Inc., Telecorp Communications, Inc. (SunCom), Leap Wireless, Inc. (Cricket) and Cingular Wireless (Cingular).

In November 2001, Teletouch entered the wireless telemetry market with a product line branded “Tracker by Teletouch”, which operates on the cellular network in virtually all areas of the United States. The initial product offering centered on fixed monitoring applications in the water/wastewater and poultry industries. In February 2002, Teletouch increased its telemetry product offering to include Tracker AVL, which monitors mobile assets using global positioning satellites to help customers monitor and track their vehicles, detached trailers and virtually any other mobile asset.

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

Teletouch has other products in development to serve the aquaculture, pipeline, oil and gas industries with an estimated introduction in the second quarter of 2003.

To date revenues from telemetry sales and service have been insignificant to the Company’s overall revenue. However, management is encouraged by the interest these products are generating in the market.

Critical Accounting Policies

The following discussion and analysis of financial condition and results of operations are based upon Teletouch’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, Teletouch evaluates its estimates and assumptions, including but not limited to those related to the impairment of long-lived assets, reserves for doubtful accounts, revenue recognition and certain accrued liabilities. Teletouch bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Allowance for Doubtful Accounts:    Estimates are used in determining the reserve for doubtful accounts and are based on historic collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages Teletouch reviews historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues; Teletouch compares the ratio of the reserve to gross receivables to historic levels and Teletouch monitors collections amounts and statistics. Teletouch’s allowance for doubtful accounts was $0.2 million at August 31, 2002. While write-offs of customer accounts have historically been within our expectations and the provisions established, management cannot guarantee that Teletouch will continue to experience the same write-off rates that it has in the past which could result in material differences in the reserve for doubtful accounts and related provisions for write-offs.

Reserve for Inventory Obsolescence:    Estimates are used in determining the reserve for inventory obsolescence and are based on sales trends, a ratio of inventory to revenue, and a review of specific categories of inventory. In establishing its reserve, Teletouch reviews historic inventory obsolescence experience including comparisons of previous write-offs to provision for inventory obsolescence and the inventory count compared to recent sales trends. Teletouch’s reserve for inventory obsolescence was $0.4 million at August 31, 2002. While inventory obsolescence has historically been within our expectations and the provision established, management cannot guarantee that Teletouch will continue to experience the same obsolescence rates that it has in the past which could result in material differences in the reserve for inventory obsolescence and the related inventory write-offs.

Revenue Recognition:    Teletouch’s revenue consists primarily of monthly service and lease revenues charged to customers on a monthly, quarterly, semi-annual or annual basis. Revenue also includes sales of messaging devices, cellular telephones, and other products directly to customers and resellers. Teletouch recognizes revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable, and (4) collectibility is reasonably assured. Teletouch believes, relative to sales of one-way messaging equipment, that all of these conditions are met, therefore, product revenue is recognized at the time of shipment Revenue from sale of other products is recognized upon delivery.

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 is effective for years beginning after December 15, 2001 and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 provides a single accounting model for disposition of long-lived assets. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held for sale. The new rules also will supersede the provisions of the Accounting Principles Board Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred. In addition, more dispositions will qualify for discontinued operations treatment in the income statement. Teletouch adopted SFAS No. 144 effective June 1, 2002. Teletouch’s review of the carrying value of its long-lived assets at August 31, 2002 indicates that the carrying value of these assets is recoverable through future estimated cash flows. If the cash flow estimates, or the significant operating assumptions upon which they are based, change in the future, Teletouch may be required to record additional impairment charges related to its long-lived assets.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees and consolidating facilities. SFAS No. 146 excludes from its scope exit and disposal activities conducted in connection with a business combination and those activities to which SFAS Nos. 143 and 144 are applicable. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. We do not expect the adoption of this statement to have a material effect on our consolidated financial position or results of operations.

RESULTS OF OPERATIONS

The following table presents certain items from the Company’s condensed consolidated statements of operations and certain other information for the periods indicated.

	Three Months Ended August 31,
	2002	2001
	(in thousands, except pagers, ARPU and per share amounts)
Service, rent and maintenance revenue	$7,550	$9,410
Product sales revenue	2,501	2,931

Total revenues	10,051	12,341
Net book value of products sold	(1,776)	(2,230)

	$8,275	$10,111
Operating expenses	$8,016	$9,239
Operating income	$259	$872
Net earnings (loss) before preferred stock dividends	$124	$(1,182)
Net earnings (loss) after preferred stock dividends	$124	$(2,353)
Earnings (loss) applicable to common stockholders:
Earnings (loss) per share—basic	$0.03	$(0.48)
Earnings (loss) per share—diluted	$0.00	$(0.48)
Pagers in service at end of period	255,401	326,000
Average revenue per unit (“ARPU”)	$8.98	$8.65

Results of Operations for the three months ended August 31, 2002 and 2001

Total revenue:    Teletouch’s total revenue decreased to $10.1 million for the three months ended August 31, 2002 from $12.3 million for the three months ended August 31, 2001. This decline is due to primarily to losses in paging and messaging revenues of $1.9 million resulting from fewer pagers in service and lower demand for one-way paging. The decline in revenues was partially due to a decline in cellular airtime sales of $0.3 million due to the Company discontinuing selling its own brand of prepaid cellular service in November 2001 which was partially offset by an increase in cellular agent commission revenues of $0.2 million. Additionally, the Company experienced a decline in two way equipment sales of $0.2 million due only to the timing of completion of certain projects. Pagers in service decreased to approximately 255,400 at August 31, 2002 as compared to 326,000 at August 31, 2001, due to a continuing decline in the demand for one-way paging service.

The negative impact on total revenue of the decrease in pagers in service was offset partially by an increase in average revenue per unit (“ARPU”). ARPU for the three months ended August 31, 2002 was $8.98 as compared to $8.65 for the three months ended August 31, 2001. The increase in ARPU is due to the Company’s ability to maintain the level of its highest ARPU business customer base year over year while its lower ARPU reseller customer base continued to decline. These events resulted in a decrease in the percentage of the Company’s subscriber base represented by resellers. The decrease in the Company’s reseller customer base is expected to continue much like the declines experienced in the Company’s retail paging subscriber base over the past couple of years. Teletouch expects that the introduction of new products and services will partially offset the loss in paging subscribers and the related recurring revenues and result in a slower decline in total revenue.

Operating expenses, excluding depreciation and amortization:    Operating expenses, excluding depreciation and amortization, were $6.6 million, 65% of total revenue, for the first three months of fiscal 2002 as compared to $7.6 million, 62% of total revenue, for the first three months of fiscal 2001. Payroll and commissions expense have declined $0.1 million related to fewer retail stores and lower sales and advertising expenses have declined $0.1 million also due to fewer retail stores. Third party airtime has declined $0.2 million and telephone costs have declined $0.1 million due to better rates negotiated by the Company. Additionally, bad debt expense has declined $0.3 million due to fewer retail paging subscribers and improved collection efforts. Operating costs as a percentage of total revenue have increased while the Company’s paging subscriber base continues to decline. The Company has a relatively fixed cost structure related to maintaining its paging network. As paging subscribers and the related recurring revenues continue to decline, operating expenses as a percentage of total revenue will continue to increase until the Company is able to generate sufficient revenue growth in its other product and service offerings. The Company expects the dollar amount of operating expenses to decline during the remaining nine months of fiscal 2003 as unprofitable products and/or locations are eliminated, however, it cannot be certain that operating costs will decline in proportion to revenue.

Depreciation and amortization:    Depreciation and amortization expense decreased to $1.5 million for the three months ended August 31, 2002, from $1.6 million for the three months ended August 31, 2001.

Interest expense:    Net interest expense decreased to $0.1 million for the three months ended August 31, 2002 from $2.0 million for the three months ended August 31, 2001. The decline in interest expense is directly attributable to the Company’s successful restructuring of it’s senior and junior subordinated debt on May 20, 2002 which resulted in the Company extinguishing approximately $86.2 million in unpaid principal and accrued interest in exchange for approximately $9.8 million cash and the delivery of a new promissory note in the amount of $2.75 million and certain other securities. See the Company’s Annual Report on Form 10-K for a full discussion of the debt restructuring transaction.

Income taxes:    The Company’s net operating loss carryforwards were reduced to $0 at May 31, 2002 from approximately $29.5 million at May 31, 2001. Other deferred tax assets were reduced as well. These reductions occurred due to the attribute reduction rules of the Internal Revenue Code Section 108 related to the Company’s debt restructuring. A corresponding reduction to the valuation allowance previously recorded against these assets was also recorded as of May 31, 2002. As of August 31, 2002, a provision for income tax expense of $82,800 was recorded. The Company’s effective income tax rate for fiscal 2003 is estimated to be 40%, which approximates the combined statutory and federal and state rates. For the three months ended August 31, 2001, no tax benefit was recorded as a valuation allowance was recorded against deferred tax assets that were not likely to be realized.

FINANCIAL CONDITION

Teletouch’s cash balance was $0.6 million at August 31, 2002 as compared to $1.5 million at May 31, 2002. Cash provided by operating activities decreased to $1.7 million for the quarter ended August 31, 2002 from $2.7 million for the quarter ended August 31, 2001. The Company was successful in restructuring its senior debt in May 2002 by paying its senior lenders an aggregate cash amount of approximately $9,800,000 and delivering a new promissory note to one of the original senior lenders in the amount of $2,750,000. Additionally, pursuant to the Restructuring Agreement dated May 17, 2002 by and among TLL Partners, GM Holdings and Teletouch, the two holders of the Company’s Junior Subordinate Notes reached an agreement that released and discharged Teletouch of its Junior Debt obligations without recourse. GM Holdings forgave Teletouch’s debt obligations totaling $3,062,000 including accrued interest and TLL Partners forgave Teletouch’s debt obligations totaling $22,451,000. The Company expects that cash flow provided from operations, together with the Company’s existing credit facilities, will be sufficient to fund its working capital needs during the remainder fiscal 2003.

Teletouch’s operations require capital investment to purchase inventory for lease to customers and to acquire paging infrastructure equipment to support the Company’s growth. Net capital expenditures, including pagers, were $1.3 million and $1.2 million for the first three months of fiscal years 2003 and 2002, respectively. Teletouch anticipates capital expenditures will decrease during the remainder of fiscal 2003 which will result in total capital expenditures declining as compared to fiscal 2002 as the Company plans to only replace necessary equipment to maintain the paging infrastructure while continuing to purchase an adequate supply of pagers to lease to customers. Teletouch expects to pay for these expenditures with cash generated from operations.

Under the new or amended credit agreements entered into May 17, 2002 with First Community Financial Corporation, TLL Partners and ING Prime Rate Trust (see Notes C and D), the Company has available borrowings of $7.2 million of which $4.0 million was funded as of August 31, 2002.

Item 4.    Controls and Procedures

In accordance with Item 307 of Regulation S-K promulgated under the Securities Act of 1933, as amended, and within 90 days of the date of this Quarterly Report on Form 10-Q, the Chairman of the Board and the President and Chief Financial Officer of the Company (the “Certifying Officers”) have conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed the Company’s disclosure controls and procedures and have concluded that those disclosure controls and procedures are effective as of the date of this Quarterly Report on Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. 1350), each of the Certifying Officers executed an Officer’s Certification included in this Quarterly Report on Form 10-Q.

As of the date of this Quarterly Report on Form 10-Q, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II.    Other Information

Item 1.     Legal Proceedings

Teletouch is party to various legal proceedings arising in the ordinary course of business. The Company believes there is no proceeding, either threatened or pending, against it that could result in a material adverse effect on its results of operations or financial condition.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits.

Exhibit Number	Title of Exhibit	Page Number

99.1	Section 906 Officer’s Certification	30

99.2	Section 906 Officer’s Certification	31

(b)  Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELETOUCH COMMUNICATIONS, INC. (Registrant)

/s/ ROBERT. M. MCMURREY
Robert. M. McMurrey Chairman

Date: October 15, 2002

/s/ J. KERNAN CROTTY
J. Kernan Crotty President Director Chief Operating Officer Chief Financial Officer (Principal Accounting Officer)
Date: October 15, 2002

CERTIFICATIONS

TELETOUCH COMMUNICATIONS, INC.

OFFICER’S CERTIFICATION
PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. 1350)

I, Robert M. McMurrey, Chairman of the Board of Directors of TELETOUCH COMMUNICATIONS, INC., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of TELETOUCH COMMUNICATIONS, INC.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    October 15, 2002

By:	/s/ ROBERT M. MCMURREY
Robert M. McMurrey Chairman of the Board

TELETOUCH COMMUNICATIONS, INC.

OFFICER’S CERTIFICATION
PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. 1350)

I, J. Kernan Crotty, President and Chief Financial Officer of TELETOUCH COMMUNICATIONS, INC., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of TELETOUCH COMMUNICATIONS, INC.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002

By:	/s/ J. KERNAN CROTTY
J. Kernan Crotty President and Chief Financial Officer