Form 10-Q
period 2002-11-30
TELETOUCH COMMUNICATIONS INC
filed 2003-01-21
CIK 928659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2002

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

Common Stock, $.001 par value-4,496,980 shares outstanding as of January 6, 2003

TELETOUCH COMMUNICATIONS, INC.
FORM 10-Q
QUARTER ENDED NOVEMBER 30, 2002

Part I. Financial Information

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	November 30, 2002	May 31, 2002
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents.	$815	$1,472
Accounts receivable, net of allowance of $237 in fiscal 2003 and $238 in fiscal 2002	1,811	2,341
Accounts receivable—related party	198	—
Inventory	3,605	3,630
Deferred income tax assets.	56	56
Certificates of deposit, restricted as to use	20	—
Prepaid expenses and other current assets	482	434
Property held for resale	175	—

	7,162	7,933
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $13,319 in fiscal 2003 and $18,571 in fiscal 2002	11,974	15,659
INTANGIBLES AND OTHER ASSETS:
Subscriber bases	67	57
Accumulated amortization	(44)	(11)

	23	46

	$19,159	$23,638

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,576	$4,731
Accounts payable – related party	193	—
Short-term debt	1,317	1,742
Current portion of long-term debt	1,049	1,049
Current portion of unearned sale/leaseback profit	418	418
Deferred revenue	936	937

	7,489	8,877
LONG-TERM LIABILITIES:
Long-term debt, net of current portion	2,101	2,511
Redeemable common stock purchase warrants	1,345	—
Unearned sale/leaseback profit, net of current portion	1,697	1,907

	5,143	4,418
COMMITMENTS AND CONTINGENCIES	—	—
DEFERRED INCOME TAXES	1,042	1,042
SHAREHOLDERS’ EQUITY (DEFICIT):
Series A cumulative convertible preferred stock, $.001 par value, 15,000 shares authorized in fiscal 2003 and fiscal 2002, 0 shares issued and outstanding in fiscal 2003, 15,000 shares authorized, issued, and outstanding in fiscal 2002	—	—
Series B convertible preferred stock, $.001 par value, 411,457 shares authorized in fiscal 2003 and fiscal 2002, 0 shares issued and outstanding in fiscal 2003 and 86,025 shares issued and outstanding in fiscal 2002	—	—
Series C convertible preferred stock, $.001 par value, 1,000,000 shares authorized, issued and outstanding in fiscal 2003, 0 shares authorized, issued and outstanding in fiscal 2002	1	—
Common stock, $.001 par value, 70,000,000 shares authorized in fiscal 2003 and 25,000,000 shares authorized in fiscal 2002, 4,926,189 shares issued in fiscal 2003 and 4,926,210 shares issued in fiscal 2002	5	5
Treasury stock, 429,209 shares in fiscal 2003 and 133,560 shares in fiscal 2002	(195)	(97)
Additional paid-in capital	26,755	28,034
Accumulated deficit	(21,081)	(18,641)

	5,485	9,301

	$19,159	$23,638

See Accompanying Notes to Condensed Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2002	2001	2002	2001
Service, rent, and maintenance revenue	$7,082	$8,709	$14,632	$18,119
Product sales revenue	2,048	2,958	4,549	5,889

Total revenues	9,130	11,667	19,181	24,008
Cost of products sold	(1,349)	(2,065)	(3,125)	(4,295)

Costs and expenses:
Operating	5,321	3,437	8,609	7,215
Selling	1,480	2,034	3,217	4,061
General and administrative	1,522	1,838	3,055	3,669
Depreciation and amortization	1,245	1,596	2,703	3,199

Total costs and expenses	9,568	8,905	17,584	18,144

Operating income (loss)	(1,787)	697	(1,528)	1,569
Gain (loss) on disposal of asset	(3)	2	(3)	(11)
Write-off of equipment	(810)	—	(810)	—
Interest expense, net	(47)	(1,906)	(99)	(3,947)

Loss before income taxes	(2,647)	(1,207)	(2,440)	(2,389)
Income tax benefit	(83)	—	—	—

Net loss	(2,564)	(1,207)	(2,440)	(2,389)
Preferred stock dividends	—	(1,212)	—	(2,383)
Gain on preferred stock transaction	36,377	—	36,377	—

Net income (loss) applicable to common stock	33,813	(2,419)	33,937	(4,772)

Earnings (loss) per share—basic	$7.17	$(0.50)	$7.14	$(0.98)
Earnings (loss) per share—diluted	$0.23	$(0.50)	$0.26	$(0.98)

Weighted average shares outstanding—basic	4,718,222	4,858,710	4,750,405	4,866,096
Weighted average shares outstanding—diluted	149,475,846	4,858,710	129,509,826	4,866,096

See Accompanying Notes to Condensed Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended November 30,
	2002	2001
Operating Activities:
Net loss	$(2,440)	$(2,389)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,703	3,199
Non-cash interest expense	27	1,925
Non-cash compensation expense	(31)	8
Writedown on assets held for sale	1,460	—
Provision for losses on accounts receivable	286	526
Loss on disposal of assets	3	11
Write-off of equipment	810	—
Amortization of unearned sale/leaseback profit	(210)	(210)

Changes in operating assets and liabilities:
Accounts receivable, net	244	(316)
Inventories	615	701
Prepaid expenses and other assets	(256)	38
Accounts payable and accrued expenses	(962)	1,469
Deferred revenue	(1)	(116)

Net cash provided by operating activities	2,248	4,846

Investing Activities:
Capital expenditures, including pagers	(2,032)	(2,226)
Purchase of certificates of deposit	(20)	—
Acquisitions, net of cash acquired	—	(1)
Net proceeds from sale of assets	9	20

Net cash used for investing activities	(2,043)	(2,207)

Financing Activities:
Decrease in short-term debt, net	(425)	—
Purchase of treasury stock	—	(15)
Payments on long-term debt	(437)	(260)

Net cash used for financing activities	(862)	(275)

Net increase (decrease) in cash and cash equivalents	(657)	2,364
Cash and cash equivalents at beginning of period	1,472	3,999

Cash and cash equivalents at end of period	$815	$6,363

See Accompanying Notes to Condensed Consolidated Financial Statements

NOTE A—SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated financial statements include the consolidated accounts of Teletouch Communications, Inc. and our wholly-owned subsidiary (collectively, the Company or Teletouch). In the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The results of operations for the three and six month periods ended November 30, 2002, are not necessarily indicative of the results to be expected for the full year.

The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ form those estimates.

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

Allowance for Doubtful Accounts: Estimates are used in determining the reserve for doubtful accounts and are based on historic collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages Teletouch reviews historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues; Teletouch compares the ratio of the reserve to gross receivables to historic levels and Teletouch monitors collections amounts and statistics. Teletouch’s allowance for doubtful accounts was $0.2 million at November 30, 2002. While write-offs of customer accounts have historically been within our expectations and the provisions established, management cannot guarantee that Teletouch will continue to experience the same write-off rates that it has in the past which could result in material differences in the reserve for doubtful accounts and related provisions for write-offs.

Reserve for Inventory Obsolescence: Estimates are used in determining the reserve for inventory obsolescence and are based on sales trends, a ratio of inventory to revenue, and a review of specific categories of inventory. In establishing its reserve, Teletouch reviews historic inventory obsolescence experience including comparisons of previous write-offs to provision for inventory obsolescence and the inventory count compared to recent sales trends. Teletouch’s reserve for inventory obsolescence was $0.3 million at November 30, 2002. While inventory obsolescence has historically been within our expectations and the provision established, management cannot guarantee that Teletouch will continue to experience the same obsolescence rates that it has in the past which could result in material differences in the reserve for inventory obsolescence and the related inventory write-offs.

Property, Plant and Equipment: Property, plant and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the following estimated useful lives.

Pagers	3 years
Paging infrastructure	5-15 years
Building and improvements	10-20 years
Other equipment	5-10 years
Leasehold improvements	Shorter of estimated useful life or term of lease

During the three months ended November 30, 2002, the Company completed verification procedures of its property, plant and equipment. As a result of the procedures performed, certain paging infrastructure equipment was not identified. The Company believes that a significant amount of the equipment not identified is attributable to ongoing significant repair and upgrades of the network performed on its paging infrastructure over the past 7 years without always accurately accounting for the replacement or removal of capitalizable infrastructure equipment. During prior periods, the removal of certain equipment during the maintenance process was not recorded. Due to the time period over which this activity likely took place it is impractical for the Company to accurately attribute this loss to the period in which it occurred, therefore, the Company recorded a charge of approximately $810,000 during the three months ended November 30, 2002 to write off the remaining carrying value of this equipment. The Company believes that the amount of the loss attributable to any prior year is not significant to any prior annual operating results or financial position.

Revenue Recognition: Teletouch’s revenue consists primarily of monthly service and lease revenues charged to customers on a monthly, quarterly, semi-annual or annual basis. Revenue also includes sales of messaging devices, cellular telephones, and other products directly to customers and resellers. Teletouch recognizes revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable, and (4) collectibility is reasonably assured. Teletouch believes, relative to sales of one-way messaging equipment and the related paging services, that all of these conditions are met, therefore, product revenue is recognized at the time of shipment and service revenue is recognized upon the Company rendering such services.

Earnings (loss) Per Share: Basic earnings (loss) per share was determined by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share amounts were similarly computed, but included the effect, when dilutive, of the Company’s weighted average number of stock options outstanding and the average number of common shares that would be issuable upon conversion of the Company’s convertible preferred securities and the exercise of the Company’s common stock purchase warrants. Potentially dilutive securities have not been considered in the computation of loss per share for the three and six months ended November 30, 2001 because the effect would be antidilutive.

Earnings (loss) per share amounts are calculated as follows (in thousands except per share amounts):

	Three months ended November 30,		Six months Ended November 30,
	2002	2001	2002	2001
Net income (loss) applicable to common stock – basic and diluted	$33,813	$(2,419)	$33,937	$(4,772)

Average shares outstanding:
Basic	4,718	4,859	4,750	4,866
Effect of dilutive securities:
Stock options	9	—	115	—
Common stock purchase warrants	3,343	—	2,968	—
Series C Preferred Stock	10,756	—	5,378	—
Series B Preferred Stock	1,846	—	2,154	—
Series A Preferred Stock	128,804	—	114,145	—

Diluted shares outstanding	149,476	4,859	129,510	4,866

Earnings (loss) per Share:
Basic	$7.17	$(0.50)	$7.14	$(0.98)

Diluted	$0.23	$(0.50)	$0.26	$(0.98)

New Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 144—Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 is effective for years beginning after December 15, 2001 and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 provides a single accounting model for disposition of long-lived assets. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held for sale. The new rules also will supersede the provisions of the Accounting Principles Board Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred. In addition, more dispositions will qualify for discontinued operations treatment in the income statement. Teletouch adopted SFAS No. 144 effective June 1, 2002. In November 2002, the Company restructured its operations and exited its retail distribution channel by closing all but 2 of its retail locations. The Company restructured the operations of 22 other retail stores to serve as service centers to provide customer service to its existing customer base. As a result of the closure of its retail stores, the Company has identified excess furniture and fixtures and computer equipment used previously in its retail business and is actively trying to sell these assets. In accordance with SFAS No. 144, Teletouch has classified these excess assets as “Assets Held for Sale” and has recorded a charge to reduce the value of these assets to their estimated recoverable value less any anticipated disposition costs. For the quarter ended November 30, 2002, the Company reduced the carrying value of these “Assets Held for Sale” from $1.7 million to $0.2 million by recording a charge of $1.5 million which is recorded in operating expenses on the Company’s Consolidated Statement of Operations. Teletouch is actively marketing these assets to various potential buyers, including its resellers and other customers and expects the majority of this equipment to be sold by May 31, 2003 with the remainder being sold in the first half of fiscal year 2004. Teletouch’s review of the carrying value of its remaining long-lived assets held for use at November 30, 2002 indicated that the carrying value of those assets is recoverable through future estimated cash flows. If the cash flow estimates, or the significant operating assumptions upon which they are based, change in the future, Teletouch may be required to record impairment charges related to its long-lived assets.

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

Other Risks and Uncertainties: The Company’s future results of operations and financial conditions could be impacted by the following factors, among others:
•	the ability to finance and manage expected growth;
•	subscriber attrition and reduction in ARPU;
•	the impact of competitive services, products and pricing;
•	the ongoing relationship with the cellular carriers and vendors;
•	dependence upon key personnel;
•	legal proceedings;
•	the Company’s ability to maintain compliance with the American Stock Exchange requirements for continued listing of its common stock;
•	federal and state governmental regulation of the one-way, two-way and cellular telecommunications industries;
•	the ability to maintain, operate and upgrade the Company’s information systems network;
•	the demand for and acceptance of products and services offered;
•	the migration of subscribers from leased communications products to purchased products;
•	the ability to successfully market cellular and other telephony services;
•	the ability to successfully market and service the telemetry business, and other new lines of business that the Company may enter in the future;
•	the ability to maintain compliance with the covenants in the Company’s loan facilities (see Notes C and D)

NOTE C—SHORT-TERM DEBT

Short-term debt consists of the following (in thousands):

	November 30, 2002	May 31, 2002
FCFC MAP note	$1,207	$1,502
FCFC term note	110	240

	$1,317	$1,742

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

FCFC MAP Note: The MAP Note provides for a revolving line of credit of up to a maximum amount of $2,000,000. The MAP Note bears interest at a floating rate of 5.25% above the prime rate of Bank One Arizona, Phoenix, Arizona. The interest rate cannot be less than an annual rate of 10% and interest is payable on the MAP Note on the first day of each month on which there is an outstanding indebtedness under the MAP Note. In addition, Teletouch must make a minimum interest payment of $5,000 each month. Borrowings under the MAP Note are limited to amounts, which together with amounts previously borrowed, do not exceed a borrowing base. This borrowing base is defined as 75% of the Company’s eligible commercial accounts receivable and 50% of the Company’s eligible reseller accounts receivable, with certain adjustments. Collections on the Company’s accounts receivable are applied daily, through automatic lockbox transfer, to repay principal outstanding and interest accruing on the MAP Note. No advances will be made by FCFC if an event of default (as that term is defined under the FCFC Security Agreement) occurs and Teletouch fails to cure the event of default. The MAP Note matures upon the termination of the FCFC Security Agreement. The FCFC Security Agreement provides for an initial term of two years from date of execution and subsequent one-year renewal terms. In consideration for establishing the line of credit, Teletouch paid to FCFC a commitment and funding fee of 1.5% of the line of credit amount, or $30,000, on the date the Company executed the MAP Note. In the event FCFC and Teletouch agree to extend the term of the MAP Note, Teletouch will pay an additional 0.5%,or $10,000, of the line of credit amount on each anniversary of any MAP Note extensions.

FCFC Term Note: The Term Note requires principal payments in the amount of $5,000 be made to FCFC in 50 consecutive weekly installments. Interest on the principal amount then outstanding is paid monthly at a rate equal to the greater of 10.00% annually or 5.25% plus the prime rate. The Term Note bears the same interest rate terms as the MAP Note. The Term Note is also secured by the FCFC Security Agreement. Teletouch paid FCFC a funding and commitment fee of $3,750 upon execution of the Term Note.

In the event that the amount under the Credit Facility is increased, Teletouch agreed to pay an additional fee of 1.0% of the additional commitment amount to FCFC. Amounts outstanding under the Credit Facility rank senior to amounts outstanding with each of TLL Partners and Pilgrim.

The FCFC MAP Note and the Term Note require the maintenance of certain monthly financial and operating covenants. As of November 30, 2002, the Company has received a waiver of certain of these financial covenants for the second quarter of fiscal 2003. This waiver allows the Company to remain in compliance with the financial and operating covenants required under the MAP Note and the Term Note for the second quarter of fiscal 2003. The Company is projecting to remain in compliance with all of the financial and operating covenants included in the MAP Note and the Term Note for the remainder of fiscal 2003.

NOTE D—LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	November 30, 2002	May 31, 2002
Pilgrim promissory note, including accrued interest	$2,623	$3,060
TLL note—affiliate, including accrued interest	527	500

	3,150	3,560
Less current portion	1,049	1,049

	$2,101	$2,511

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

The debt outstanding under the Amended Credit Agreement is collateralized by assets of Teletouch and its subsidiaries including (1) certain real property owned by Teletouch in Tyler, Texas, (2) all of the capital stock of Teletouch Licenses, Inc. (“TLI”), a wholly-owned subsidiary of Teletouch, that owns the paging and other licenses utilized in Teletouch’s operations, (3) all of Teletouch’s and TLI’s respective rights in the License Management Agreement between Teletouch and TLI, pursuant to which Teletouch manages and utilizes the licenses owned by TLI, and (4) certain other collateral as set forth in the Amended Credit Agreement, but excluding the collateral securing the FCFC Credit Facility (see Note C).

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

On December 31, 2002, Teletouch paid off the principal and interest amounts outstanding under the Amended Credit Facility by remitting a one time payment in the amount of $1,947,874 as full satisfaction of all amounts owed by Teletouch thereunder. The Amended Credit Facility, together with all security interests arising in connection therewith was terminated and cancelled as of that date. The funds used to payoff the amount included approximately $430,000 received by the Company in December 2002 as the result of a favorable legal settlement.

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

NOTE E—STOCK OPTIONS

In December 1999, the Company reduced the exercise price of all outstanding employee and director owned stock options to $0.87, which was equal to the average of the closing price of the Company’s common stock for the 20-trading days prior to December 1, 1999. In November 2001, the Company reduced the exercise price of all outstanding employee and director owned stock options to $0.24, which was equal to the average of the closing price of the Company’s common stock for the 20-trading days prior to November 21, 2001. Compensation expense associated with these repriced options is being measured and recognized in accordance with the Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”. Based on the market value of Teletouch’s common stock and in accordance with Financial Accounting Standards Board

Interpretation No. 44, compensation expense of $0 and $8,000 was recorded in the three months ended November 30, 2002 and 2001, respectively. A reduction in compensation expense of $31,100 was recorded in the six months ended November 30, 2002 and compensation expense of $8,000 was recorded in the six months ended November 30, 2001. Additional compensation expense may be recorded in future periods based on fluctuations in the market value of the Company’s common stock.

On November 7, 2002, the Company’s common stockholders voted to adopt and ratify the Teletouch 2002 Stock Option and Appreciation Rights Plan (“2002 Plan”). Under the 2002 Plan, Teletouch may issue options which will result in the issuance of up to an aggregate of ten million (10,000,000) shares of Teletouch common stock. The 2002 Plan provides for options which qualify as incentive stock options (Incentive Options) under Section 422 of the Code, as well as the issuance of non-qualified options (Non-Qualified Options). The shares issued by Teletouch under the 2002 Plan may be either treasury shares or authorized but unissued shares as Teletouch’s board of directors may determine from time to time. Pursuant to the terms of the 2002 Plan, Teletouch may grant Non-Qualified Options and Stock Appreciation Rights (SARs) only to officers, directors, employees and consultants of Teletouch or any of Teletouch’s subsidiaries as selected by the board of directors or the Compensation Committee. The 2002 Plan also provides that the Incentive Options shall be available only to officers or employees of Teletouch or any of Teletouch’s subsidiaries as selected by the board of directors or Compensation Committee. The price at which shares of common stock covered by the option can be purchased is determined by Teletouch’s Compensation Committee or board of directors; however, in all instances the exercise price is never less than the fair market value of Teletouch’s common stock on the date the option is granted. To the extent that an Incentive Option or Non-Qualified Option is not exercised within the period in which it may be exercised in accordance with the terms and provisions of the 2002 Plan described above, the Incentive Option or Non-Qualified Option will expire as to the then unexercised portion. As of November 30, 2002, no Incentive Options, Non-Qualified Options or SARs are outstanding under the 2002 Plan.

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

Subsequent to the retail store closings discussed above, the Company evaluated the profitability of the remaining retail stores and its overall retail distribution channel. This evaluation was completed in November 2002 and the Company developed a restructuring plan to exit the retail business and focus the Company on its direct distribution channels (“Retail Exit Plan”). The Retail Exit Plan resulted in the closing of an additional 10 of the Company’s retail locations, transferring 4 of its retail locations to an affiliated company, the conversion of 22 of its retail locations to customer service centers and the reduction of its workforce by 111 people. In addition, during the second quarter and prior to the execution of the Retail Exit Plan, the Company’s leases on 2 of its retail stores expired and the Company decided not to renew these leases and closed the stores. As of November 30, 2002, the Retail Exit Plan was completed with the exception of the closure of 1 retail store and 1 customer service center and the transfer of the 4 retail stores to an affiliated company. After the Retail Exit Plan is complete the Company will have 21 customer service centers, 2 retail stores and 5 two-way radio shops remaining through which it will service it’s customer base. Charges recorded during the quarter ending November 30, 2002 related to the Company’s Retail Exit Plan included $365,000 for the abandonment of certain leased retail space, $34,000 for the abandonment of related leasehold improvements, $411,000 for personnel related costs and $1,426,000 for write-downs on excess furniture and fixtures and computer equipment held for sale (see Note A). Such charges have been included in operating expenses in the Company’s Consolidated Statement of Operations.

The following table provides a rollforward of store closing liabilities for the six months ended November 30, 2002

	(amounts in 000’s)
	Future Lease Payments	Other Costs	Total
Balance at May 31, 2002	$426	$—	$426
Changes in estimates	(126)	—	(126)
Additions to provision	365	411	776
Cash outlay	(138)	(367)	(505)

Balance at November 30, 2002	$527	$44	$571

The remaining provision at November 30, 2002 of $571,000 is expected to be paid through 2007.

NOTE G—INCOME TAXES

Teletouch uses the liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences reverse.

The Company’s net operating loss carryforwards were reduced to $0 at May 31, 2002 from approximately $29.5 million at May 31, 2001. Other deferred tax assets were reduced as well. These reductions occurred due to the attribute reduction rules of the Internal Revenue Code Section 108 related to the Company’s debt restructuring. A corresponding reduction to the valuation allowance previously recorded against these assets was also recorded as of May 31, 2002. As of November 30, 2002, a provision for income tax expense of $0 was recorded. The Company’s effective income tax rate for fiscal 2003 is estimated to be 0%, as no benefit if expected to be recorded. For the three months ended November 30, 2001, no tax benefit was recorded as a valuation allowance was recorded against deferred tax assets that were not likely to be realized.

NOTE H—RELATED PARTY TRANSACTIONS

The Company had certain related party sales during the quarter ended November 30, 2002 to Progressive Concepts, Inc. (“PCI”) a company controlled by Robert McMurrey, Teletouch’s Chairman. During the three months ended November 30, 2002 Teletouch accepted returns of cellular inventory billed in the first quarter of fiscal 2003 to this related party and recognized approximately $59,000 in sales returns. In addition, the Company recognized $18,000 in revenue and $4,000 of gross margin on the sale of cellular products. At November 30, 2002, the Company had a receivable from PCI of $180,000. This amount results from the billing to PCI of an estimate of the additional cost expected to be incurred related to certain cellular phones purchased by the Company and sold to this related party. These cellular phones were originally purchased by the Company at discounted prices from a third party assuming that these phones would be activated on the third party’s network. PCI will not be activating these phones on the third party’s network, therefore, the Company is obligated to pay the third party an undiscounted price for these phones. The third party has not billed the Company as of November 30, 2002 for the cost difference on these phones, however, has verbally notified the Company of the balance due related to this transaction. As a result, Teletouch has recorded a liability of $180,000 at November 30, 2002 for these additional costs and has billed PCI for the additional amount. Additionally, the Company purchased both car audio equipment and cellular accessories from this related party during the second quarter totaling approximately $125,000. The Company has negotiated purchase prices with PCI on both cellular and audio equipment equaling cost plus 5%.

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

Pursuant to the Restructuring Agreement dated as of May 17, 2002, by and among TLL Partners, GM Holdings and Teletouch (“Restructuring Parties”), (1) TLL Partners agreed to extend a five-year loan, subordinated to Pilgrim’s interests, in the aggregate principal amount of $2,200,000 to Teletouch (see Note D); (2) GM Holdings agreed to cancel and deliver its Junior Debt, in the amount of approximately $3,062,000 including accrued and unpaid interest, to Teletouch, fully and freely releasing and discharging Teletouch of its Junior Debt obligations without recourse; (3) TLL Partners agreed to cancel and deliver to Teletouch the Junior Debt it acquired from CIVC, in the amount of approximately $22,451,000 including accrued and unpaid interest, fully and freely releasing and discharging Teletouch of its Junior Debt obligations without recourse; (4) Teletouch agreed to issue warrants to purchase 6,000,000 shares of Teletouch common stock to GM Holdings, at a price of $0.01 per share, exercisable commencing three years following the date of issue, redeemable at the option of the holder upon the earlier of a change in control or five years from the date of issue, and terminating eight years following the date of issue, (5) TLL Partners to exchange certain preferred and common stock, as described below, for 1,000,000 shares of Teletouch’s Series C Preferred Stock, par value $.001 per share, and (6) TLL Partners agreed to enter into and to cause each of Rainbow Resources, Inc., Robert M. McMurrey and J. Kernan Crotty to enter into a Principal Stockholders Agreement. The issuance of the warrants to purchase 6,000,000 shares of Teletouch common stock and the 1,000,000 shares of Series C Preferred Stock was subject to shareholder approval and satisfaction of applicable American Stock Exchange Rules. Additionally, each of the Restructuring Parties agreed that no dividends would accrue, be declared or made on the Series A Preferred Stock or the Series B Preferred Stock pending the completion of the transactions contemplated by the Restructuring Agreement.

The securities exchanged by TLL Partners included all of the common stock, common stock warrants, Series A Preferred Stock, Series B Preferred Stock and Series B Preferred Stock Warrants which TLL Partners acquired from CIVC as well as the Series A Preferred Stock and Series B Preferred Stock previously held by GM Holdings, which TLL Partners acquired pursuant to an option granted to it by GM Holdings at no cost in connection with the Restructuring Agreement. As an inducement for entering into the Restructuring Agreement, TLL Partners paid $59,000 to GM Holdings upon its execution. In the aggregate, TLL Partners held and exchanged 295,649 shares of Teletouch common stock, warrants for the purchase of 2,660,840 shares of Teletouch common stock, 15,000 shares of Series A Preferred Stock, 85,394 shares of Series B Preferred Stock and 324,173 Series B Preferred Stock Warrants.

On November 7, 2002, the Company’s common stockholders voted to approve the issuance by the Company of 1,000,000 shares of Series C Preferred Stock and warrants to purchase 6,000,000 shares of the Company’s Common Stock to TLL Partners and GM Holdings, respectively. Additionally, the Company’s common stockholders approved amending Article IV of the Company’s Certificate of Incorporation to increase the authorized common shares from 25,000,000 to 70,000,000 to ensure sufficient common shares were available in the event of exercise of options currently outstanding, the conversion of the Series C Preferred Stock, the exercise of the warrants issued to purchase 6,000,000 shares of the Company’s Common Stock, and in the event of future option grants under the Company’s 2002 Stock Option Plan and any future other issuances. The security transactions voted on by the Company’s common stockholders were pursuant to the terms and conditions of the May 17, 2002 Restructuring Agreement by and among the Company, TLL Partners and GM Holdings. The approval of these transactions by the common shareholders and the issuance of the 1,000,000 shares of Series C Preferred Stock and warrants to purchase 6,000,000 shares of the Company’s Common Stock completed the Restructuring Agreement entered into May 17, 2002.

In conjunction with the issuance of the Series C Preferred Stock and 6,000,000 warrants to purchase common stock in exchange for the 15,000 shares of Series A Preferred Stock, the Company recognized a gain of $36,377,000 that has been included in income applicable to common stock and reflected in the

Company’s earnings per share calculations. The amount of the gain represents the amount by which the carrying value of the Series A Preferred Stock as of November 7, 2002 ($38,297,000 which included accrued dividends which were recorded in paid in capital), exceeded the allocated portion of the fair value of the Series C Preferred Stock and 6,000,000 warrants to purchase common stock issued by the Company ($1,920,000).

Capital Structure: Subsequent to the common shareholder approval obtained on November 7, 2002 of an amendment to the Company’s Certificate of Incorporation, Teletouch’s authorized capital structure allows for the issuance of 70,000,000 shares of common stock with a $0.001 par value and 5,000,000 shares of preferred stock with a $0.001 par value. Prior to the amendment of the Company’s Certificate of Incorporation, Teletouch’s authorized capital structure allowed for the issuance of 25,000,000 shares of common stock with a $0.001 par value and 5,000,000 shares of preferred stock with a $0.001 par value.

Series C Preferred Stock: At November 30, 2002, 1,000,000 shares of Series C Preferred Stock with a par value of $0.001 are issued and outstanding.

The material terms of the Series C Preferred Stock are as follows: after payment of all amounts due under the Amended Credit Agreement, (1) dividends may be paid on a pro rata basis; (2) assets may be distributed upon voluntary or involuntary liquidation, dissolution or winding up of the Company; and (3) holders may convert all, but not less than all, of their Series C Preferred Stock into shares of Common Stock after May 20, 2005, subject to the following terms and conditions. The Series C Preferred Stock will be convertible into a number of shares of Common Stock computed by dividing (1) the product of (A) the number of shares of Series C Preferred Stock to be converted and (B) 22, by (2) the conversion price in effect at the time of conversion. The conversion price for delivery of Common Stock shall initially be $0.50 and subject to adjustment. The Series C Preferred Stock is non-voting. Holders of Series C Preferred Stock are entitled to notice of all stockholders meetings. The consent of at least a majority of the Series C Preferred Stock (calculated on an “as converted” basis) is required to effect any amendment (a) to voting powers, preferences or rights of the holders of Series C Preferred Stock or (b) to the Certificate of Incorporation authorizing, creating or increasing the amount of any shares of any class or series prior or equal to the Series C Preferred Stock for payment of dividends or (c) any merger or consolidation unless the surviving entity shall have no class or series of shares or securities authorized or outstanding ranking prior to the Series C Preferred Stock.

Common Stock Purchase Warrants: At November 30, 2002, the Company has 6,000,000 issued and outstanding warrants (the “GM Warrants”) to purchase shares of Teletouch Common Stock. The GM Warrants will be exercisable beginning in May of 2005, terminating in May of 2010. In May of 2007, the holder of the GM Warrants may require the Company to redeem the warrants at $0.50 per warrant. Because of this mandatory redemption feature, the Company has recorded the estimated fair value of the GM Warrants as a long-term liability on its consolidated balance sheet, and will each period adjust the amount to reflect changes in the fair value of the warrants, including accretion in value due to the passage of time, with such changes charged or credited to net income.

Securities Retired Under the Restructuring Agreement: Pursuant to the terms and conditions of the Restructuring Agreement completed upon the approval and issuance of the Series C Preferred Stock and the GM Warrants, the following securities were surrendered to the Company by TLL Partners as of November 30, 2002; a) 15,000 shares of Series A Preferred Stock, b) 85,394 shares of Series B Preferred Stock, c) 2,660,840 common stock purchase warrants, d) 295,649 share of Teletouch common stock, e) 324,172 Series B Preferred Stock purchase warrants. As of November 30, 2002, the Company has 15,000 shares of Series A Preferred Stock and 411,457 shares of Series B Preferred Stock authorized with no shares issued and outstanding. The 295,649 shares of Teletouch common stock surrendered are being held in treasury.

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

Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements. Several of these factors include, without limitation:

•	our ability to finance and manage expected growth;

•	subscriber attrition and reduction in ARPU;

•	the impact of competitive services, products and pricing;

•	our ongoing relationship with our cellular carriers and vendors;

•	our dependence upon key personnel;

•	the adoption of new, or changes in, accounting principles;

•	legal proceedings;

•	our ability to maintain compliance with the American Stock Exchange requirements for continued listing of our common stock;

•	the costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002;

•	federal and state governmental regulation of the one-way, two-way and cellular telecommunications industries;

•	our ability to maintain, operate and upgrade our information systems network;

•	the demand for and acceptance of our products and services;

•	our ability to efficiently integrate future acquisitions, if any;

•	the migration of subscribers from leased communications products to purchased products;

•	the ability to successfully market cellular and other telephony services;

•	the ability to successfully market and service the telemetry business, and other new lines of business that the Company may enter in the future;

•	the ability to maintain compliance with the covenants in our loan facilities;

•	other risks referenced from time to time elsewhere in this report and in our filings with the SEC.

We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

OVERVIEW

Teletouch is a leading provider of wireless telecommunications services, primarily paging services, in non-major metropolitan areas and communities in the southeast United States. As of November 30, 2002 the Company had approximately 242,679 pagers in service. The Company derives the majority of its revenues from fixed periodic fees, not dependent on usage, charged to subscribers for paging services. As long as a subscriber remains on service, operating results benefit from the recurring payments of the fixed periodic fees without incurring additional selling expenses or other fixed costs. A high level of customer attrition is common in the paging industry and Teletouch must be able to replace terminating paging subscribers and attract additional wireless subscribers to maintain operating margins. During recent months, customer attrition (“churn”) has remained relatively flat but continues to result in a net decline in the number of pagers in service. Teletouch expects that net paging subscriber deletions will continue in future quarters as the demand for one-way paging continues to decline. Teletouch is implementing customer retention programs and expanding its existing product lines to minimize the impact of the level of customer attrition. The sales and marketing expenses and other costs associated with attracting new subscribers are substantial and there is no guarantee that our future efforts in this area will improve subscriber growth and retention.

In December 1998, Teletouch launched its own brand of prepaid cellular telephone service, utilizing the resale of telecommunication service which it buys at wholesale prices. The Company also offers cellular service as an agent for other cellular PCS carriers, including AT&T Wireless Services Inc. (“AT&T”) and Cingular Wireless (“Cingular”) in all of its markets. In May 2001, the Company decided to discontinue sales of its own brand of prepaid cellular service and has either transitioned all customers to alternative cellular service under one of the Company’s existing agent agreements or has disconnected those prepaid customers. At November 30, 2002, the Company was offering some type of cellular service in all of its markets through its direct sales force. In April 2000, Teletouch became an agent for Leap Wireless International Inc. (“Cricket Communications” or “Cricket”), a company that provides unlimited local wireless service for a flat monthly fee. Cricket currently offers its service in several major metropolitan areas in Tennessee, Arkansas and Oklahoma and plans to offer the service in other markets in which Teletouch has locations. The Company is selling cellular/PCS service under four major agreements with AT&T, Telecorp Communications, Inc. (“SunCom”), Cricket and Cingular. In November 2002, the Company entered into an agent agreement with Progressive Concepts, Inc. (“PCI”), a company controlled by Robert McMurrey, Teletouch’s Chairman, to distribute Cingular wireless services. The agreement with PCI allows the Company to distribute Cingular wireless services in Texas on an exclusive basis.

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

Teletouch has other products in development to serve the aquaculture, pipeline, oil and gas industries with an estimated introduction in the third quarter of fiscal 2003.

To date revenues from telemetry sales and service have been insignificant to the Company’s overall revenue. However, management is encouraged by the interest these products are generating in the market.

Restructuring Activities

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

Subsequent to the retail store closings discussed above, the Company evaluated the profitability of the remaining retail stores and its overall retail distribution channel. This evaluation was completed in November 2002 and the Company developed a restructuring plan to exit the retail business and focus the Company on its direct distribution channels (“Retail Exit Plan”). The Retail Exit Plan resulted in the closing of an additional 10 of the Company’s retail locations, transferring 4 of its retail locations to an affiliated company, the conversion of 22 of its retail locations to customer service centers and the reduction of its workforce by 111 people. In addition, during the second quarter and prior to the execution of the Retail Exit Plan, the Company’s leases on 2 of its retail stores expired and the Company decided not to renew these leases and closed the stores. As of November 30, 2002, the Retail Exit Plan was completed with the exception of the closure of 1 retail store and 1 customer service center and the transfer of the 4 retail stores to an affiliated company. After the Retail Exit Plan is complete the Company will have 21 customer service centers, 2 retail stores and 5 two-way radio shops remaining through which it will service it’s customer base. Charges recorded during the quarter ending November 30, 2002 related to the Company’s Retail Exit Plan included $365,000 for the abandonment of certain leased retail space, $34,000 for the abandonment of related leasehold improvements, $411,000 for personnel related costs and $1,426,000 for write-downs on excess furniture and fixtures and computer equipment held for sale (see Note A). Such charges have been included in operating expenses in the Company’s Consolidated Statement of Operations.

The following table provides a rollforward of store closing liabilities for the six months ended November 30, 2002

	(amounts in 000’s)
	Future Lease Payments	Other Costs	Total
Balance at May 31, 2002	$426	$—	$426
Changes in estimates	(126)	—	(126)
Additions to provision	365	411	776
Cash outlay	(138)	(367)	(505)

Balance at November 30, 2002	$527	$44	$571

The remaining liability at November 30, 2002 of $571,000 is expected to be paid through 2007.

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

Allowance for Doubtful Accounts:    Estimates are used in determining the reserve for doubtful accounts and are based on historic collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages Teletouch reviews historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues; Teletouch compares the ratio of the reserve to gross receivables to historic levels and Teletouch monitors collections amounts and statistics. Teletouch’s allowance for doubtful accounts was $0.2 million at November 30, 2002. While write-offs of customer accounts have historically been within our expectations and the provisions established, management cannot guarantee that Teletouch will continue to experience the same write-off rates that it has in the past which could result in material differences in the reserve for doubtful accounts and related provisions for write-offs.

Reserve for Inventory Obsolescence:    Estimates are used in determining the reserve for inventory obsolescence and are based on sales trends, a ratio of inventory to revenue, and a review of specific categories of inventory. In establishing its reserve, Teletouch reviews historic inventory obsolescence experience including comparisons of previous write-offs to provision for inventory obsolescence and the inventory count compared to recent sales trends. Teletouch’s reserve for inventory obsolescence was

$0.3 million at November 30, 2002. While inventory obsolescence has historically been within our expectations and the provision established, management cannot guarantee that Teletouch will continue to experience the same obsolescence rates that it has in the past which could result in material differences in the reserve for inventory obsolescence and the related inventory write-offs.

Revenue Recognition:    Teletouch’s revenue consists primarily of monthly service and lease revenues charged to customers on a monthly, quarterly, semi-annual or annual basis. Revenue also includes sales of messaging devices, cellular telephones, and other products directly to customers and resellers. Teletouch recognizes revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable, and (4) collectibility is reasonably assured. Teletouch believes, relative to sales of one-way messaging equipment and the related paging services, that all of these conditions are met, therefore, product revenue is recognized at the time of shipment and service revenue is recognized upon the Company rendering such services.

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 144—Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 is effective for years beginning after December 15, 2001 and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 provides a single accounting model for disposition of long-lived assets. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held for sale. The new rules also will supersede the provisions of the Accounting Principles Board Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred. In addition, more dispositions will qualify for discontinued operations treatment in the income statement. Teletouch adopted SFAS No. 144 effective June 1, 2002. In November 2002, the Company restructured its operations and exited its retail distribution channel by closing all but 2 of its retail locations. The Company restructured the operations of 22 other retail stores to serve as service centers to provide customer service to its existing customer base. As a result of the closure of its retail stores, the Company has identified excess furniture and fixtures and computer equipment used previously in its retail business and is actively trying to sell these assets. In accordance with SFAS No. 144, the Teletouch has classified these excess assets as “Assets Held for Sale” and has recorded a charge to reduce the carrying value of these assets to their estimated recoverable value less any anticipated disposition costs. For the quarter ended November 30, 2002, the Company reduced the carrying value of these “Assets Held for Sale” from $1.7 million to $0.2 million by recording a charge of $1.5 million to restructuring expense. Teletouch is actively marketing these assets to various potential buyers, including its resellers and other customers and expects the majority of this equipment to be sold by May 31, 2003 with the remainder being sold in the first half of fiscal year 2004.Teletouch’s review of the carrying value of its remaining long-lived assets held for use at November 30, 2002 indicated that the carrying value of these assets is recoverable through future estimated cash flows. If the cash flow estimates, or the significant operating assumptions upon which they are based, change in the future, Teletouch may be required to record impairment charges related to its long-lived assets.

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

	Three Months Ended November 30,		Six Months Ended November 30,
	2002	2001	2002	2001
	(in thousands, except pagers, ARPU and per share amounts)
Service, rent and maintenance revenue	$7,082	$8,709	$14,632	$18,119
Product sales revenue	2,048	2,958	4,549	5,889

Total revenues	9,130	11,667	19,181	24,008
Cost of products sold	(1,349)	(2,065)	(3,125)	(4,295)

	$7,781	$9,602	$16,056	$19,713
Operating expenses	$9,568	$8,905	$17,584	$18,144
Operating income (loss)	$(1,787)	$697	$(1,528)	$1,569
Net loss	$(2,564)	$(1,207)	$(2,440)	$(2,389)
Net income (loss) applicable to common stock	$33,813	$(2,419)	$33,937	$(4,772)
Earnings (loss) applicable to common stock:
Earnings (loss) per share – basic	$7.17	$(0.50)	$7.14	$(0.98)
Earnings (loss) per share – diluted	$0.23	$(0.50)	$0.26	$(0.98)
Pagers in service at end of period	242,679	301,197	242,679	301,197
Average revenue per unit (“ARPU”)	$8.84	$8.81	$8.91	$8.72

Results of Operations for the six and three months ended November 30, 2002 and 2001

Total revenue:    The changes in Teletouch’s total revenue are shown in the table below:

	Three Months Ended November 30,			Six Months Ended November 30,
	2002	2001	Change	2002	2001	Change
Service, rent and maintenance revenue	$7,082	$8,709	$(1,627)	$14,632	$18,119	$(3,487)
Product sales revenue	2,048	2,958	(910)	4,549	5,889	(1,340)

Gross Revenue	$9,130	$11,667	$(2,537)	$19,181	$24,008	$(4,827)

Service, rent and maintenance revenue:    Service, rent and maintenance revenues declined due to losses in paging and messaging revenues of $3.4 million for the six months and $1.7 million for the three months ended November 30, 2002 compared to the same periods in fiscal 2002. This resulted from fewer pagers in service and lower demand for one-way paging. Pagers in service decreased to approximately 242,700 at November 30, 2002 as compared to 301,200 at November 30, 2001, due to a continuing decline in the demand for one-way paging service.

The negative impact on service revenues due to the decrease in pagers in service was partially offset by an increase in average revenue per unit (“ARPU”) for the three and six months ended November 30, 2002. ARPU for the six months and three months ended November 30, 2002 was $8.84 and $8.91 as compared to $8.72 and $8.81 for the six months and three months ended November 30, 2001. The increase in ARPU is due to the Company’s ability to maintain the level of its highest ARPU business customer base year over year while its lower ARPU reseller customer base continued to decline. The decrease in the Company’s reseller customer base is expected to continue much like the declines experienced in the Company’s retail paging subscriber base over the past couple of years. Teletouch expects that the introduction of new products and services will partially offset the loss in paging subscribers and the related recurring revenues and result in a slower decline in total revenue.

Product sales revenue:    The decline in product sale revenues was due to primarily to a decline in cellular revenues of $0.8 million for the three months and $0.8 million for the six months ended November 30, 2002 as compared to the same periods in fiscal 2002. The decline in cellular revenues was partially due to the Company discontinuation of the sale of its own brand of prepaid cellular service in November 2001 together with the closure of many of the company’s retail outlets since fiscal 2002 resulting in fewer phones sold under the Company’s existing cellular agent agreements. The decline in revenue for the six months ended November 30, 2002 also reflects a $0.5 million decline in pager equipment sales due to the continued decline in the demand for paging equipment primarily in the consumer and wholesale markets.

Total costs and expenses:    The comparability of operating, selling and general and administrative expenses for the fiscal 2003 and 2002 periods is affected by the inclusion on the fiscal 2003 amounts of certain restructuring costs relating to the Company’s closing of retail stores. The following sets forth the affect of the inclusion of those costs:

	Three Months Ended November 30,			Six Months Ended November 30,
	2002	2001	Change	2002	2001	Change
Operating expense	$5,321	$3,437	$1,884	$8,609	$7,215	$1,394
Selling expense	1,480	2,034	(554)	3,217	4,061	(844)
General and administrative expense	1,522	1,838	(316)	3,055	3,669	(614)
Less: restructuring costs	(2,234)	—	(2,234)	(2,234)	—	(2,234)

Operating, selling and general and administrative expense excluding restructuring cost	$6,089	$7,309	$(1,220)	$12,647	$14,945	$(2,298)
% of total revenue	67%	63%		66%	62%
Depreciation and amortization	1,245	1,596	(351)	2,703	3,199	(496)

Total costs and expenses	$9,568	$8,905	$663	$17,584	$18,144	$(560)

Operating, selling and general and administrative expenses:    The decline in operating, selling and general and administrative expenses for the three months ended November 30, 2002 as compared to the three months ended November 30, 2001, reflects declines in payroll and commissions expense of $0.4 million, advertising expense of $0.2 million, office lease expense of $0.1 million, maintenance expense of $0.1 million and property and franchise taxes of $0.1 million related to fewer retail stores and lower sales. In addition, third party airtime expenses declined $0.2 million due to better rates negotiated by the Company and bad debt expense declined $0.1 million due to fewer retail paging subscribers and improved collection efforts.

The decline in operating, selling and general and administrative expenses for the six months ended November 30, 2002 as compared to the six months ended November 30, 2001 reflects declines in payroll and commissions expense of $0.5 million, advertising expense of $0.4 million, office lease expense of $0.1 million, maintenance expense of $0.1 million, other expenses including utilities and supplies of $0.2 million and property and franchise taxes of $0.1 million. These declines reflect the effects of fewer retail stores and lower sales. In addition, third party airtime expense declined $0.4 million due to better rates negotiated by the Company; bad debt expense has declined $0.2 million due to fewer retail paging subscribers and improved collection efforts, and professional and consulting fees have declined $0.2 million due primarily related to the increased costs associated with the Company’s debt restructuring activities in fiscal 2002.

Operating costs as a percentage of total revenue have increased while the Company’s paging subscriber base continues to decline during the three months and six months ended November 30, 2002 as compared to the same periods in fiscal 2002. The Company has a relatively fixed cost structure related to maintaining its paging network. As paging subscribers and the related recurring revenues continue to decline, operating expenses as a percentage of total revenue will continue to increase until the Company is able to generate sufficient revenue growth in its other product and service offerings. The Company expects the dollar amount of operating expenses to decline during the remaining six months of fiscal 2003 as unprofitable products and/or locations are eliminated, however, it cannot be certain that operating costs will decline in proportion to revenue.

Depreciation and amortization:    Depreciation and amortization expense decreased to $2.7 and $1.2 million for the six and three months ended November 30, 2002, from $3.2 and $1.6 million for the six and three months ended November 30, 2001. The decline is due primarily to by a reduction in depreciation expense related to pagers in saleable condition that are retired from its leased pager fleet.

Write-off of equipment:    During the three months ended November 30, 2002, the Company completed verification procedures of its property, plant and equipment. As a result of the procedures performed, certain paging infrastructure equipment was not identified. The Company believes that a significant amount of the equipment not identified is attributable to ongoing repair and upgrades of the network performed on its paging infrastructure over the past 7 years without always accurately accounting for the replacement or removal of capitalizable infrastructure equipment. During prior periods, the removal of certain equipment during the maintenance process was not recorded. Due to the time period over which this activity likely took place it is impractical for the Company to accurately attribute this loss to the period in which it occurred, therefore, the Company recorded a charge of approximately $810,000 during the three months ended November 30, 2002 to write off the remaining carrying value of this equipment. The Company has implemented more stringent asset disposal procedures as well as certain asset verification processes to ensure that the accounting records accurately reflect the property, plant and equipment in service in future periods. The Company believes that the amount of the loss attributable to any prior year is not significant to any prior annual operating results or financial position.

Interest expense:    Net interest expense decreased to approximately $99,000 and $47,000 for the six and three months ended November 30, 2002 from $3.9 and $1.9 million for the six and three months ended November 30, 2001. The decline in interest expense is directly attributable to the Company’s successful restructuring of the senior and junior subordinated debt on May 20, 2002 which resulted in the Company extinguishing approximately $86.2 million in unpaid principal and accrued interest in exchange for approximately $9.8 million cash and the delivery of a new promissory note in the amount of $2.75 million and certain other securities.

Income taxes:    The Company’s net operating loss carryforwards were reduced to $0 at May 31, 2002 from approximately $29.5 million at May 31, 2001. Other deferred tax assets were reduced as well. These reductions occurred due to the attribute reduction rules of the Internal Revenue Code Section 108 related to the Company’s debt restructuring. A corresponding reduction to the valuation allowance previously recorded against these assets was also recorded as of May 31, 2002. As of November 30, 2002, a provision for income tax expense of $0 was recorded. The Company’s effective income tax rate for fiscal 2003 is estimated to be 0%, as no tax benefit is expected to be recorded. For the six months ended November 30, 2001, no tax benefit was recorded against deferred tax assets that were not likely to be realized.

FINANCIAL CONDITION

Teletouch’s cash balance was $0.8 million at November 30, 2002 as compared to $1.5 million at

May 31, 2002. Cash provided by operating activities decreased to $2.2 million for the six months ended November 30, 2002 from $4.8 million for the six months ended November 30, 2001. The Company was successful in restructuring its senior debt in May 2002 by paying its senior lenders an aggregate cash amount of approximately $9,800,000 and delivering a new promissory note to one of the original senior lenders in the amount of $2,750,000. Additionally, pursuant to the Restructuring Agreement dated May 17, 2002 by and among TLL Partners, GM Holdings and Teletouch, the two holders of the Company’s Junior Subordinate Notes reached an agreement that released and discharged Teletouch of its Junior Debt obligations without recourse. GM Holdings forgave Teletouch’s debt obligations totaling $3,062,000 including accrued interest and TLL Partners forgave Teletouch’s debt obligations totaling $22,451,000. The Company expects that cash flow provided from operations, together with the Company’s existing credit facilities, will be sufficient to fund its working capital needs during the remainder of fiscal 2003.

On November 7, 2002, the Company’s common stockholders voted to approve the issuance by the Company of 1,000,000 shares of Series C Preferred Stock and warrants to purchase 6,000,000 shares of the Company’s Common Stock to TLL Partners and GM Holdings, respectively. Additionally, the Company’s common stockholders approved amending Article IV of the Company’s Certificate of Incorporation to increase the authorized common shares from 25,000,000 to 70,000,000 to ensure sufficient common shares were available in the event of exercise of options currently outstanding, the conversion of the Series C Preferred Stock, the exercise of the warrants issued to purchase 6,000,000 shares of the Company’s Common Stock, and in the event of future option grants under the Company’s 2002 Stock Option Plan and any future other issuances. The security transactions voted on by the Company’s common stockholders were pursuant to the terms and conditions of the May 17, 2002 Restructuring Agreement by and among the Company, TLL Partners and GM Holdings. The approval of these transactions by the common shareholders and the issuance of the 1,000,000 shares of Series C Preferred Stock and warrants to purchase 6,000,000 shares of the Company’s Common Stock completed the Restructuring Agreement entered into May 17, 2002.

In conjunction with the issuance of the Series C Preferred Stock and 6,000,000 warrants to purchase common stock in exchange for the 15,000 shares of Series A Preferred Stock, the Company recognized a gain of $36,377,000 that has been included in income applicable to common stock and reflected in the Company’s earnings per share calculations. The amount of the gain represents the amount by which the carrying value of the Series A Preferred Stock as of November 7, 2002 ($38,297,000, which included accrued dividends which were recorded in paid in capital) exceeded the allocated portion of the fair value of the Series C Preferred Stock and 6,000,000 warrants to purchase common stock issued by the Company ($1,920,000).

Teletouch’s operations require capital investment to purchase inventory for lease to customers and to acquire paging infrastructure equipment to support the Company’s growth. Net capital expenditures, including pagers, were $2.0 million and $2.2 million for the first six months of fiscal years 2003 and 2002, respectively. Teletouch anticipates capital expenditures will decrease during the remainder of fiscal 2003 which will result in total capital expenditures declining as compared to fiscal 2002 as the Company plans to only replace necessary equipment to maintain the paging infrastructure while continuing to purchase an adequate supply of pagers to lease to customers. Teletouch expects to pay for these expenditures with cash generated from operations.

Under the new or amended credit agreements entered into May 17, 2002 with First Community Financial Corporation, TLL Partners and ING Prime Rate Trust (see Notes C and D of Notes to the

Condensed Consolidated Financial Statements), the Company had available borrowings of $7.2 million of which $4.5 million was funded as of November 30, 2002.

On December 31, 2002, Teletouch paid off the principal and interest amounts outstanding under the Amended Credit Facility by remitting a one time payment in the amount of $1,947,874 as full satisfaction of all amounts owed by Teletouch thereunder. The Amended Credit Facility, together with all security interests arising in connection therewith was terminated and cancelled as of that date. The funds used to payoff the amount included approximately $430,000 received by the Company in December 2002 as the result of a favorable legal settlement.

The FCFC MAP Note and the Term Note require the maintenance of certain monthly financial and operating covenants. As of November 30, 2002, the Company has received a waiver of certain of these financial covenants for the second quarter of fiscal 2003. This waiver allows the Company to remain in compliance with the financial and operating covenants required under the MAP Note and the Term Note for the second quarter of fiscal 2003. The Company is projecting to remain in compliance with all of the financial and operating covenants included in the MAP Note and the Term Note for the remainder of fiscal 2003.

Item 3. Controls and Procedures

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

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits.

Exhibit Number	Title of Exhibit	Page Number
99.1	Officer (Chairman of the Board) certification pursuant Section 906 of the Sarbanes-Oxley Act of 2002	30
99.2	Officer (President and Chief Financial Officer) certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	31

(b)    Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELETOUCH COMMUNICATIONS, INC. (Registrant)
Date: January 14, 2003

/s/ Robert M. McMurrey
Robert M. McMurrey Chairman

Date: January 14, 2003

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

Date: January 14, 2003

By: /s/ Robert. M. McMurrey Robert M. McMurrey Chairman of the Board

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

Date: January 14, 2003

By: /s/ J. Kernan Crotty J. Kernan Crotty President and Chief Financial Officer