Form 10-Q
period 2003-02-28
TELETOUCH COMMUNICATIONS INC
filed 2003-04-14
CIK 928659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 28, 2003

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

Common Stock, $.001 par value-4,496,980 shares outstanding as of April 8, 2003

TELETOUCH COMMUNICATIONS, INC.

FORM 10-Q

QUARTER ENDED FEBRUARY 28, 2003

Part I. Financial Information

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	February 28, 2003	May 31, 2002
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents.	$286	$1,472
Accounts receivable, net of allowance of $237 in fiscal 2003 and $238 in fiscal 2002	1,416	2,341
Accounts receivable – related party	311	—
Inventory	3,117	3,630
Deferred income tax assets.	56	56
Certificates of deposit, restricted as to use	10	—
Prepaid expenses and other current assets.	418	434
Property held for resale	165	—

	5,779	7,933

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $13,783 in fiscal 2003 and $18,571 in fiscal 2002	11,397	15,659

INTANGIBLES AND OTHER ASSETS:
Subscriber bases	77	57
Accumulated amortization	(65)	(11)

	12	46

	$17,188	$23,638

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,423	$4,731
Accounts payable – related party	312	—
Short-term debt	583	1,742
Current portion of long-term debt	—	1,049
Current portion of unearned sale/leaseback profit	418	418
Deferred revenue	904	9371

	5,640	8,877
LONG-TERM LIABILITIES:
Long-term debt, net of current portion	792	2,511
Redeemable common stock purchase warrants	1,406	—
Unearned sale/leaseback profit, net of current portion	1,592	1,907

	3,790	4,418

COMMITMENTS AND CONTINGENCIES	—	—
DEFERRED INCOME TAXES	1,042	1,042
SHAREHOLDERS’ EQUITY (DEFICIT):
Series A cumulative convertible preferred stock, $.001 par value, 15,000 shares authorized in fiscal 2003 and fiscal 2002, 0 shares issued and outstanding in fiscal 2003, 15,000 shares issued and outstanding in fiscal 2002	—	—
Series B convertible preferred stock, $.001 par value, 411,457 shares authorized in fiscal 2003 and fiscal 2002, 0 shares issued and outstanding in fiscal 2003 and 86,025 shares issued and outstanding in fiscal 2002	—	—
Series C convertible preferred stock, $.001 par value, 1,000,000 shares authorized, issued and outstanding in fiscal 2003, 0 shares authorized, issued and outstanding in fiscal 2002	1	—
Common stock, $.001 par value, 70,000,000 shares authorized in fiscal 2003 and 25,000,000 shares authorized in fiscal 2002, 4,926,189 shares issued in fiscal 2003 and 4,926,210 shares issued in fiscal 2002	5	5
Treasury stock, 429,209 shares in fiscal 2003 and 133,560 shares in fiscal 2002	(195)	(97)
Additional paid-in capital	26,791	28,034
Accumulated deficit	(19,886)	(18,641)

	6,716	9,301

	$17,188	$23,638

See Accompanying Notes to Condensed Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except shares and per share amounts)

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2003	2002	2003	2002
Service, rent, and maintenance revenue	$6,781	$8,291	$21,413	$26,410
Product sales revenue	1,421	3,372	5,970	9,261

Total revenues	8,202	11,663	27,383	35,671
Cost of products sold	(1,335)	(2,312)	(4,460)	(6,607)

	6,867	9,351	22,923	29,064
Costs and expenses:
Operating	2,993	3,441	11,602	10,656
Selling	759	2,091	3,976	6,152
General and administrative	1,762	1,681	4,817	5,350
Depreciation and amortization	930	1,568	3,633	4,767

Total costs and expenses	6,444	8,781	24,028	26,925

Operating income (loss)	423	570	(1,105)	2,139

Gain (loss) on disposal of asset	8	5	5	(6)

Write-off of equipment	—	—	(810)	—

Gain on debt extinguishment	510	—	510	—

Gain on litigation settlement	429	—	429	—

Interest expense, net	(175)	(1,883)	(274)	(5,830)

Net income (loss)	1,195	(1,308)	(1,245)	(3,697)
Preferred stock dividends	—	(1,255)	—	(3,638)
Gain on preferred stock transaction	—	—	36,377	—

Net income (loss) applicable to common stock	1,195	(2,563)	35,132	(7,335)

Earnings (loss) per share – basic	$0.27	$(0.53)	$7.52	$(1.51)

Earnings (loss) per share—diluted	$0.02	$(0.53)	$0.34	$(1.51)

Weighted average shares outstanding – basic	4,496,980	4,811,345	4,674,378	4,846,583

Weighted average shares outstanding—diluted	54,580,195	4,811,345	104,541,730	4,846,583

See Accompanying Notes to Condensed Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended February 28,
	2003	2002
Operating Activities:
Net loss	$(1,245)	$(3,697)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,633	4,767
Non-cash store closing expense	933	—
Non-cash interest expense	61	2,927
Non-cash compensation expense	5	31
Writedown on assets held for sale	1,460	—
Provision for losses on accounts receivable	397	695
(Gain) loss on disposal of assets	(5)	7
Write-off of equipment	810	—
Gain on extinguishment of debt	(510)	—
Amortization of unearned sale/leaseback profit	(315)	(315)
Changes in operating assets and liabilities:
Accounts receivable, net	217	(269)
Inventories	1,672	1,245
Prepaid expenses and other assets	(170)	(46)
Accounts payable and accrued expenses	(1,928)	2,882
Deferred revenue	(33)	(171)

Net cash provided by operating activities	4,982	8,056

Investing Activities:
Capital expenditures, including pagers	(2,769)	(3,196)
Purchase of certificates of deposit	(10)	(1)
Acquisitions, net of cash acquired	—	(36)
Net proceeds from sale of assets	28	25

Net cash used for investing activities	(2,751)	(3,208)

Financing Activities:
Decrease in short-term debt, net	(1,159)	—
Proceeds from borrowings	292
Purchase of treasury stock	—	(36)
Payments on long-term debt	(2,550)	(264)

Net cash used for financing activities	(3,417)	(300)

Net increase (decrease) in cash and cash equivalents	(1,186)	4,548
Cash and cash equivalents at beginning of period	1,472	3,999

Cash and cash equivalents at end of period	$286	$8,547

See Accompanying Notes to Condensed Consolidated Financial Statements

NOTE A—SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated financial statements include the consolidated accounts of Teletouch Communications, Inc. and our wholly-owned subsidiary (collectively, the Company or Teletouch). In the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The results of operations for the three and nine month periods ended February 28, 2003, are not necessarily indicative of the results to be expected for the full year.

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

Allowance for Doubtful Accounts: Estimates are used in determining the reserve for doubtful accounts and are based on historic collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages Teletouch reviews historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues; Teletouch compares the ratio of the reserve to gross receivables to historic levels and Teletouch monitors collections amounts and statistics. Teletouch’s allowance for doubtful accounts was $0.2 million at February 28, 2003. While write-offs of customer accounts have historically been within our expectations and the provisions established, management cannot guarantee that Teletouch will continue to experience the same write-off rates that it has in the past which could result in material differences in the reserve for doubtful accounts and related provisions for write-offs.

Reserve for Inventory Obsolescence: Estimates are used in determining the reserve for inventory obsolescence and are based on sales trends, a ratio of inventory to revenue, and a review of specific categories of inventory. In establishing its reserve, Teletouch reviews historic inventory obsolescence experience including comparisons of previous write-offs to provision for inventory obsolescence and the inventory count compared to recent sales trends. Teletouch’s reserve for inventory obsolescence was $0.4 million at February 28, 2003. While inventory obsolescence has historically been within our expectations and the provision established, management cannot guarantee that Teletouch will continue to experience the same obsolescence rates that it has in the past which could result in material differences in the reserve for inventory obsolescence and the related inventory write-offs.

Property, Plant and Equipment: Property, plant and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the following estimated useful lives.

Pagers	3 years
Paging infrastructure	5-15 years
Building and improvements	10-20 years
Other equipment	5-10 years
Leasehold improvements	Shorter of estimated useful life or term of lease

During the quarter ended November 30, 2002, the Company completed verification procedures of its property, plant and equipment. As a result of the procedures performed, certain paging infrastructure equipment was not identified. The Company believes that a significant amount of the equipment not identified is attributable to ongoing significant repair and upgrades of its network performed on its paging infrastructure over the past 7 years without always accurately accounting for the replacement or removal of capitalizable infrastructure equipment. During prior periods, the removal of certain equipment during the maintenance process was not recorded. Due to the 7 year time period over which this activity likely took place it is impractical for the Company to accurately attribute this loss to the period in which it occurred, therefore, the Company recorded a charge of approximately $810,000 during the quarter ended November 30, 2002 to write off the remaining carrying value of this equipment. The Company believes that the amount of the loss attributable to any prior year is not significant to any prior annual operating results or financial position.

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

Earnings (loss) Per Share: Basic earnings (loss) per share was determined by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share amounts were similarly computed, but included the effect, when dilutive, of the Company’s weighted average number of stock options outstanding and the average number of common shares that would be issuable upon conversion of the Company’s convertible preferred securities and the exercise of the Company’s common stock purchase warrants. Potentially dilutive securities have not been considered in the computation of loss per share for the three and nine months ended February 28, 2002 because the effect would be antidilutive.

Earnings (loss) per share amounts are calculated as follows (in thousands except per share amounts):

	Three months ended Februrary 28,		Nine months Ended February 28,
	2003	2002	2003	2002
Net income (loss) applicable to common stock—basic	$1,195	$(2,563)	$35,132	$(7,335)
Accretion on redeemable common stock purchase warrants	61	—	61	—

Net income (loss) applicable to common stock—diluted	1,256	(2,563)	35,193	(7,335)

Average shares outstanding:
Basic	4,497	4,811	4,674	4,847
Effect of dilutive securities:
Stock options	230	—	153	—
Common stock purchase warrants	5,853	—	3,930	—
Series C Preferred Stock	44,000	—	18,252	—
Series B Preferred Stock	—	—	1,436	—
Series A Preferred Stock	—	—	76,097	—

Diluted shares outstanding	54,580	4,811	104,542	4,847

Earnings (loss) per Share:
Basic	$0.27	$(0.53)	$7.52	$(1.51)

Diluted	$0.02	$(0.53)	$0.34	$(1.51)

New Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 144—Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 is effective for years beginning after December 15, 2001 and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 provides a single accounting model for disposition of long-lived assets. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held for sale. The new rules also will supersede the provisions of the Accounting Principles Board Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred. In addition, more dispositions will qualify for discontinued operations treatment in the income statement. Teletouch adopted SFAS No. 144 effective June 1, 2002. In November 2002, the Company restructured its operations and exited its retail distribution channel by closing all but 2 of its retail locations. The Company restructured the operations of 22 other retail stores to serve as service centers to provide customer service to its existing customer base. As a result of the closure of its retail stores, the Company has identified excess furniture and fixtures and computer equipment used previously in its retail business and is actively trying to sell these assets. In accordance with SFAS No. 144, Teletouch has classified these excess assets as “Assets Held for Sale” and has recorded a charge to reduce the value of these assets to their estimated recoverable value less any anticipated disposition costs. For the quarter ended November 30, 2002, the Company reduced the carrying value of these “Assets Held for Sale” from $1.7 million to $0.2 million by recording a charge of $1.5 million which is recorded in operating expenses on the Company’s Consolidated Statement of Operations. Teletouch is actively marketing these assets to various potential buyers, including its resellers and other customers and expects the majority of this equipment to be sold by May 31, 2003 with the remainder being sold in the first half of fiscal year 2004. Teletouch’s review of the carrying value of its remaining long-lived assets held for use at February 28, 2003 indicated that the carrying value of those assets is recoverable through future estimated cash flows. If the cash flow estimates, or the significant operating assumptions upon which they are based, change in the future, Teletouch may be required to record impairment charges related to its long-lived assets.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees and consolidating facilities. SFAS No. 146 excludes from its scope exit and disposal activities conducted in connection with a business combination and those activities to which SFAS Nos. 143 and 144 are applicable. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have a material effect on our consolidated financial position or results of operations.

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

Other Risks and Uncertainties: The Company’s future results of operations and financial conditions could be impacted by the following factors, among others:

•	the ability to finance and manage expected growth;
•	subscriber attrition and reduction in ARPU;
•	the impact of competitive services, products and pricing;
•	the ongoing relationship with the cellular carriers and vendors;
•	dependence upon key personnel;
•	legal proceedings;
•	the Company’s ability to maintain compliance with the American Stock Exchange requirements for continued listing of its common stock;
•	federal and state governmental regulation of the one-way, two-way and cellular telecommunications industries;
•	the ability to maintain, operate and upgrade the Company’s information systems network;
•	the demand for and acceptance of products and services offered;
•	the migration of subscribers from leased communications products to purchased products;
•	the ability to successfully market cellular and other telephony services;
•	the ability to successfully market and service the telemetry business, and other new lines of business that the Company may enter in the future;
•	the ability to maintain compliance with the covenants in the Company’s loan facilities (see Notes C and D)

NOTE C—SHORT-TERM DEBT

Short-term debt consists of the following (in thousands):

	February 28, 2003	May 31, 2002
FCFC MAP note	$538	$1,502
FCFC term note	45	240

	$583	$1,742

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

FCFC MAP Note: The MAP Note provides for a revolving line of credit of up to a maximum amount of $2,000,000. The MAP Note bears interest at a floating rate of 5.25% above the prime rate of Bank One Arizona, Phoenix, Arizona. The interest rate cannot be less than an annual rate of 10% and interest is payable on the MAP Note on the first day of each month on which there is an outstanding indebtedness under the MAP Note. In addition, Teletouch must make a minimum interest payment of $5,000 each month. Borrowings under the MAP Note are limited to amounts, which together with amounts previously borrowed, do not exceed a borrowing base. This borrowing base is defined as 75% of the Company’s eligible commercial accounts receivable and 50% of the Company’s eligible reseller accounts receivable, with certain adjustments. Collections on the Company’s accounts receivable are applied daily, through automatic lockbox transfer, to repay principal outstanding and interest accruing on the MAP Note. No advances will be made by FCFC if an event of default (as that term is defined under the FCFC Security Agreement) occurs and Teletouch fails to cure the event of default. The MAP Note matures upon the termination of the FCFC Security Agreement. The FCFC Security Agreement provides for an initial term of two years from date of execution and subsequent one-year renewal terms. In consideration for establishing the line of credit, Teletouch paid to FCFC a commitment and funding fee of 1.5% of the line of credit amount, or $30,000, on the date the Company executed the MAP Note. In the event FCFC and Teletouch agree to extend the term of the MAP Note, Teletouch will pay an additional 0.5%, or $10,000, of the line of credit amount on each anniversary of any MAP Note extensions.

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

In the event that the amount under the Credit Facility is increased, Teletouch agreed to pay an additional fee of 1.0% of the additional commitment amount to FCFC. Amounts outstanding under the Credit Facility rank senior to amounts outstanding with TLL Partners.

The FCFC MAP Note and the Term Note require the maintenance of certain monthly financial and operating covenants. For the quarters ended November 30, 2002 and February 28, 2003, the Company received waivers of certain of these financial covenants. These waivers allowed the Company to remain in compliance with the financial and operating covenants required under the MAP Note and the Term Note for the second and third quarter of fiscal 2003. The Company believes it will remain in compliance with all of the financial and operating covenants included in the MAP Note and the Term Note for the remainder of fiscal 2003.

NOTE D—LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	February 28, 2003	May 31, 2002
Pilgrim promissory note, including accrued interest	$—	$3,060
TLL note – affiliate, including accrued interest	792	500

	792	3,560
Less current portion	—	1,049

	$792	$2,511

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

The debt outstanding under the Amended Credit Agreement was collateralized by assets of Teletouch and its subsidiaries including (1) certain real property owned by Teletouch in Tyler, Texas, (2) all of the capital stock of Teletouch Licenses, Inc. (“TLI”), a wholly-owned subsidiary of Teletouch, that owns the paging and other licenses utilized in Teletouch’s operations, (3) all of Teletouch’s and TLI’s respective rights in the License Management Agreement between Teletouch and TLI, pursuant to which Teletouch manages and utilizes the licenses owned by TLI, and (4) certain other collateral as set forth in the Amended Credit Agreement, but excluding the collateral securing the FCFC Credit Facility (see Note C).

The Amended Credit Agreement required that the $2,750,000 in principal due under the new loan be repaid in 36 equal monthly installments of principal and interest in the amount of $87,449 commencing June 1, 2002 with interest accruing at an annual rate of nine percent. In addition, Teletouch was required to make certain mandatory pre-payments to Pilgrim based on certain calculations for events or occurrences arising from any of the following: excess cash flow, casualty events, or debt and equity issuances or sale of assets, as defined by the applicable agreements. The Amended Credit Agreement contained a number of prohibitions and limitations of Teletouch’s activities, including a prohibition of the payment of dividends by Teletouch. Failure to comply with the terms of the Amended Credit Agreement would have resulted in an event of default which in turn would have allowed Pilgrim to terminate the commitment and to declare the borrowings to be due and payable.

On December 31, 2002, Teletouch paid off the principal and interest amounts outstanding under the Amended Credit Facility by remitting a one time payment in the amount of $1,947,874 as full satisfaction of all amounts owed by Teletouch thereunder. The Amended Credit Facility, together with all security interests arising in connection therewith was terminated and cancelled as of that date. The Company recognized a gain on the extinguishment of this debt of $510,000. The funds used to payoff the amount included approximately $429,000 received by the Company in December 2002 as the result of a favorable legal settlement.

TLL Note: On May 17, 2002, the Company entered into a note agreement with TLL Partners (“TLL Note”), an entity controlled by Robert McMurrey, Chairman of Teletouch, which allows for borrowings in the aggregate principal amount of $2,200,000. The outstanding principal and accrued interest becomes payable in full May 17, 2007 and accrues interest at the rate of 10% annually. The TLL Note is subordinated to the interests of FCFC and does not require the maintenance of any financial or operating covenants.

NOTE E—STOCK OPTIONS

In December 1999, the Company reduced the exercise price of all outstanding employee and director owned stock options to $0.87, which was equal to the average of the closing price of the Company’s common stock for the 20-trading days prior to December 1, 1999. In November 2001, the Company reduced the exercise price of all outstanding employee and director owned stock options to $0.24, which was equal to the average of the closing price of the Company’s common stock for the 20-trading days prior to November 21, 2001. Compensation expense associated with these repriced options is being measured and recognized in accordance with the Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”. Based on the market value of Teletouch’s common stock and in accordance with Financial Accounting Standards Board Interpretation No. 44, compensation expense of $36,100 and $22,800 was recorded in the three months and $5,000 and $31,100 in the nine months ended February 28, 2003 and 2002, respectively. Additional compensation expense may be recorded in future periods based on fluctuations in the market value of the Company’s common stock.

On November 7, 2002, the Company’s common stockholders voted to adopt and ratify the Teletouch 2002 Stock Option and Appreciation Rights Plan (“2002 Plan”). Under the 2002 Plan, Teletouch may issue options which will result in the issuance of up to an aggregate of ten million (10,000,000) shares of Teletouch common stock. The 2002 Plan provides for options which qualify as incentive stock options (Incentive Options) under Section 422 of the Code, as well as the issuance of non-qualified options (Non-Qualified Options). The shares issued by Teletouch under the 2002 Plan may be either treasury shares or authorized but unissued shares as Teletouch’s board of directors may determine from time to time. Pursuant to the terms of the 2002 Plan, Teletouch may grant Non-Qualified Options and Stock Appreciation Rights (SARs) only to officers, directors, employees and consultants of Teletouch or any of Teletouch’s subsidiaries as selected by the board of directors or the Compensation Committee. The 2002 Plan also provides that the Incentive Options shall be available only to officers or employees of Teletouch or any of Teletouch’s subsidiaries as selected by the board of directors or Compensation Committee. The price at which shares of common stock covered by the option can be purchased is determined by Teletouch’s Compensation Committee or board of directors; however, in all instances the exercise price is never less than the fair market value of Teletouch’s common stock on the date the option is granted. To the extent that an Incentive Option or Non-Qualified Option is not exercised within the period in which it may be exercised in accordance with the terms and provisions of the 2002 Plan described above, the Incentive Option or Non-Qualified Option will expire as to the then unexercised portion. As of February 28, 2003, no Incentive Options, Non-Qualified Options or SARs are outstanding under the 2002 Plan.

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

Subsequent to the retail store closings discussed above, the Company evaluated the profitability of the remaining retail stores and its overall retail distribution channel. This evaluation was completed in November 2002 and the Company developed a restructuring plan to exit the retail business and focus the Company on its direct distribution channels (“Retail Exit Plan”). The Retail Exit Plan resulted in the closing of an additional 10 of the Company’s retail locations, transferring 4 of its retail locations to an affiliated company, the conversion of 22 of its retail locations to customer service centers and the reduction of its workforce by 111 people. In addition, during the second quarter and prior to the execution of the Retail Exit Plan, the Company’s leases on 2 of its retail stores expired and the Company decided not to renew these leases and closed the stores. As of February 28, 2003, the Retail Exit Plan was completed with the exception of the closure of 2 retail stores. After the Retail Exit Plan is complete the Company will have 22 customer service centers, 1 retail store and 5 two-way radio shops remaining through which it will service it’s customer base. During the quarter ending February 28, 2003, the Company increased its provision for losses for certain changes in estimates related to the Company’s

Retail Exit Plan including $45,000 for personnel related costs and $112,000 for lease obligations. Quarter end November 30, 2002 charges related to the Company’s Retail Exit Plan included $365,000 for the abandonment of certain leased retail space, $34,000 for the abandonment of related leasehold improvements, $411,000 for personnel related costs and $1,426,000 for write-downs on excess furniture and fixtures and computer equipment held for sale (see Note A). Such charges have been included in operating expenses in the Company’s Consolidated Statement of Operations.

The following table provides a rollforward of store closing liabilities for the nine months ended February 28, 2003

	Future Lease Payments	Other Costs	Total
	(amounts in 000’s)
Balance at May 31, 2002	$488	$—	$488

Cash outlay	(62)	—	(62)

Balance at August 31, 2002	$426	$—	$426

Changes in estimates	(126)	—	(126)
Additions to provision	365	411	776
Cash outlay	(138)	(367)	(505)

Balance at November 30, 2002	$527	$44	$571

Additions to provision	112	45	112
Cash outlay	(66)	(89)	(110)

Balance at February 28, 2003	$573	$0	$573

The remaining provision at February 28, 2003 of $573,000 is expected to be paid through 2005. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates.

NOTE G—INCOME TAXES

Teletouch uses the liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences reverse.

The Company’s net operating loss carryforwards were reduced to $0 at May 31, 2002 from approximately $29.5 million at May 31, 2001. Other deferred tax assets were reduced as well. These reductions occurred due to the attribute reduction rules of the Internal Revenue Code Section 108 related to the Company’s debt restructuring. A corresponding reduction to the valuation allowance previously recorded against these assets was also recorded as of May 31, 2002. The Company’s effective income tax rate for fiscal 2003 is estimated to be 0%, as no benefit is expected to be recorded. For the three months ended February 28, 2002, no tax benefit was recorded as a valuation allowance was recorded against deferred tax assets that were not likely to be realized.

NOTE H—RELATED PARTY TRANSACTIONS

The Company had certain related party sales during the three and nine months ended February 28, 2003 to Progressive Concepts, Inc. (“PCI”) a company controlled by Robert McMurrey, Teletouch’s Chairman. During the three and nine months ended February 28, 2003, Teletouch recognized approximately $268,000 and $386,000 in revenue and $14,000 and $31,000 in gross margin on the sales of pagers, service and cellular products to PCI. Additionally, the Company purchased both car audio equipment and cellular accessories from this related party during the three and nine months ending February 28, 2003 totaling approximately $29,000 and $215,000. The Company has negotiated purchase prices with PCI on both cellular and audio equipment equaling cost plus 5%. During the three and nine months ending February 28, 2003 Teletouch recognized charges of $90,000 and 180,000 for costs incurred by PCI related to answering service center operations.

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

In conjunction with the issuance of the Series C Preferred Stock and 6,000,000 warrants to purchase common stock in exchange for the 15,000 shares of Series A Preferred Stock, the Company recognized a gain of $36,377,000, in the second quarter of fiscal year 2003, that was included in income applicable to common stock and is reflected in the Company’s earnings per share calculations for the nine months ended February 28, 2003. The amount of the gain represents the amount by which the carrying value of the Series A Preferred Stock as of November 7, 2002 ($38,297,000) which included accrued dividends which were recorded in paid in capital), exceeded the allocated portion of the fair value of the Series C Preferred Stock and 6,000,000 warrants to purchase common stock issued by the Company ($1,920,000).

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

Series C Preferred Stock: At February 28, 2003, 1,000,000 shares of Series C Preferred Stock with a par value of $0.001 are issued and outstanding.

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

Common Stock Purchase Warrants: At February 28, 2003, the Company has 6,000,000 issued and outstanding warrants (the “GM Warrants”) to purchase shares of Teletouch Common Stock. The GM Warrants will be exercisable beginning in May of 2005, terminating in May of 2010. In May of 2007, the holder of the GM Warrants may require the Company to redeem the warrants at $0.50 per warrant. Because of this mandatory redemption feature, the Company has recorded the estimated fair value of the GM Warrants as a long-term liability on its consolidated balance sheet, and will adjust the amount to reflect changes in the fair value of the warrants, including accretion in value due to the passage of time, with such changes charged or credited to net income.

Securities Retired Under the Restructuring Agreement: Pursuant to the terms and conditions of the Restructuring Agreement completed upon the approval and issuance of the Series C Preferred Stock and the GM Warrants, the following securities were surrendered to the Company by TLL Partners as of November 30, 2002; a) 15,000 shares of Series A Preferred Stock, b) 85,394 shares of Series B Preferred Stock, c) 2,660,840 common stock purchase warrants, d) 295,649 share of Teletouch common stock, e) 324,172 Series B Preferred Stock purchase warrants. As of February 28, 2003, the Company has 15,000 shares of Series A Preferred Stock and 411,457 shares of Series B Preferred Stock authorized with no shares issued and outstanding. The 295,649 shares of Teletouch common stock surrendered are being held in treasury.

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

OVERVIEW

Teletouch is a leading provider of wireless telecommunications services, primarily paging services, in non-major metropolitan areas and communities in the southeast United States. As of February 28, 2003 the Company had approximately 230,092 pagers in service. The Company derives the majority of its revenues from fixed periodic fees, not dependent on usage, charged to subscribers for paging services. As long as a subscriber remains on service, operating results benefit from the recurring payments of the fixed periodic fees without incurring additional selling expenses or other fixed costs. A high level of customer attrition is common in the paging industry and Teletouch must be able to replace terminating paging subscribers and attract additional wireless subscribers to maintain operating margins. During recent months, customer attrition (“churn”) has remained relatively flat but continues to result in a net decline in the number of pagers in service. Teletouch expects that net paging subscriber deletions will continue in future quarters as the demand for one-way paging continues to decline. Teletouch is implementing customer retention programs and expanding its existing product lines to minimize the impact of the level of customer attrition. The sales and marketing expenses and other costs associated with attracting new subscribers are substantial and there is no guarantee that our future efforts in this area will improve subscriber growth and retention.

The Company also offers cellular service as an agent for other cellular PCS carriers, including AT&T Wireless Services Inc. (“AT&T”) and Cingular Wireless (“Cingular”) in all of its markets. At February 28, 2003, the Company was offering some type of cellular service in all of its markets through its direct sales force. The Company is selling cellular/PCS service under two major agreements with AT&T and Cingular. In November 2002, the Company entered into an arrangement with Progressive Concepts, Inc. (“PCI”), a company controlled by Robert McMurrey, Teletouch’s Chairman, to distribute Cingular wireless services. The agreement with PCI allows the Company to distribute Cingular wireless services in Texas on an exclusive basis.

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

Teletouch has other products in development to serve the pipeline, oil and gas industries with an estimated introduction in the fourth quarter of fiscal 2003.

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

Subsequent to the retail store closings discussed above, the Company evaluated the profitability of the remaining retail stores and its overall retail distribution channel. This evaluation was completed in November 2002 and the Company developed a restructuring plan to exit the retail business and focus the Company on its direct distribution channels (“Retail Exit Plan”). The Retail Exit Plan resulted in the closing of an additional 10 of the Company’s retail locations, transferring 4 of its retail locations to an affiliated company, the conversion of 22 of its retail locations to customer service centers and the reduction of its workforce by 111 people. In addition, during the second quarter and prior to the execution of the Retail Exit Plan, the Company’s leases on 2 of its retail stores expired and the Company decided not to renew these leases and closed the stores. As of February 28, 2003, the Retail Exit Plan was completed with the exception of the closure of 2 retail stores. After the Retail Exit Plan is complete the Company will have 22 customer service centers, 1 retail store and 5 two-way radio shops remaining through which it will service it’s customer base. During the quarter ending February 28, 2003, the Company increased its provision for losses for certain changes in estimates related to the Company’s Retail Exit Plan including $45,000 for personnel related costs and $112,000 for lease obligations. Quarter end November 30, 2002 charges related to the Company’s Retail Exit Plan included $365,000 for the abandonment of certain leased retail space, $34,000 for the abandonment of related leasehold improvements, $411,000 for personnel related costs and $1,426,000 for write-downs on excess furniture and fixtures and computer equipment held for sale (see Note A). Such charges have been included in operating expenses in the Company’s Consolidated Statement of Operations.

The following table provides a rollforward of store closing liabilities for the nine months ended February 28, 2003

	Future Lease Payments	Other Costs	Total
	(amounts in 000’s)
Balance at May 31, 2002	$488	$—	$488

Cash outlay	(62)	—	(62)

Balance at August 31, 2002	$426	$—	$426

Changes in estimates	(126)	—	(126)
Additions to provision	365	411	776
Cash outlay	(138)	(367)	(505)

Balance at November 30, 2002	$527	$44	$571

Additions to provision	112	45	112
Cash outlay	(66)	(89)	(110)

Balance at February 28, 2003	$573	$0	$573

The remaining provision at February 28, 2003 of $573,000 is expected to be paid through 2005. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates.

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

Allowance for Doubtful Accounts: Estimates are used in determining the reserve for doubtful accounts and are based on historic collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages Teletouch reviews historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues; Teletouch compares the ratio of the reserve to gross receivables to historic levels and Teletouch monitors collections amounts and statistics. Teletouch’s allowance for doubtful accounts was $0.2 million at February 28, 2003. While write-offs of customer accounts have historically been within our expectations and the provisions established, management cannot guarantee that Teletouch will continue to experience the same write-off rates that it has in the past which could result in material differences in the reserve for doubtful accounts and related provisions for write-offs.

Reserve for Inventory Obsolescence: Estimates are used in determining the reserve for inventory obsolescence and are based on sales trends, a ratio of inventory to revenue, and a review of specific categories of inventory. In establishing its reserve, Teletouch reviews historic inventory obsolescence experience including comparisons of previous write-offs to provision for inventory obsolescence and the inventory count compared to recent sales trends. Teletouch’s reserve for inventory obsolescence was $0.4 million at February 28, 2003. While inventory obsolescence has historically been within our expectations and the provision established, management cannot guarantee that Teletouch will continue to experience the same obsolescence rates that it has in the past which could result in material differences in the reserve for inventory obsolescence and the related inventory write-offs.

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

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 144— Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 is effective for years beginning after December 15, 2001 and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 provides a single accounting model for disposition of long-lived assets. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held for sale. The new rules also will supersede the provisions of the Accounting Principles Board Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred. In addition, more dispositions will qualify for discontinued operations treatment in the income statement. Teletouch adopted SFAS No. 144 effective June 1, 2002. In November 2002, the Company restructured its operations and exited its retail distribution channel by closing all but 2 of its retail locations. The Company restructured the operations of 22 other retail stores to serve as service centers to provide customer service to its existing customer base. As a result of the closure of its retail stores, the Company has identified excess furniture and fixtures and computer equipment used previously in its retail business and is actively trying to sell these assets. In accordance with SFAS No. 144, the Teletouch has classified these excess assets as “Assets Held for Sale” and has recorded a charge to reduce the carrying value of these assets to their estimated recoverable value less any anticipated disposition costs. For the quarter ended November 30, 2002, the Company reduced the carrying value of these “Assets Held for Sale” from $1.7 million to $0.2 million by recording a charge of $1.5 million to restructuring expense. Teletouch is actively marketing these assets to various potential buyers, including its resellers and other customers and expects the majority of this equipment to be sold by May 31, 2003 with the remainder being sold in the first half of fiscal year 2004. Teletouch’s review of the carrying value of its remaining long-lived assets held for use at February 28, 2003 indicated that the carrying value of these assets is recoverable through future estimated cash flows. If the cash flow estimates, or the significant operating assumptions upon which they are based, change in the future, Teletouch may be required to record impairment charges related to its long-lived assets.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees and consolidating facilities. SFAS No. 146 excludes from its scope exit and disposal activities conducted in connection with a business combination and those activities to which SFAS Nos. 143 and 144 are applicable. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have a material effect on our consolidated financial position or results of operations.

RESULTS OF OPERATIONS

The following table presents certain items from the Company’s condensed consolidated statements of operations and certain other information for the periods indicated.

	Three Months Ended February 28,		Nine Months Ended February 28,
	2003	2002	2003	2002
	(in thousands, except pagers, ARPU and per share amounts)
Service, rent and maintenance revenue	$6,781	$8,291	$21,413	$26,410
Product sales revenue	1,421	3,372	5,970	9,261

Total revenues	8,202	11,663	27,383	35,671
Cost of products sold	(1,335)	(2,312)	(4,460)	(6,607)

	$6,867	$9,351	$22,923	$29,064
Operating expenses	$6,444	$8,781	$24,028	$26,925
Operating income (loss)	$423	$570	$(1,105)	$2,139
Net income (loss)	$1,195	$(1,308)	$(1,245)	$(3,697)
Net income (loss) applicable to common stock	$1,195	$(2,563)	$35,132	$(7,335)
Earnings (loss) applicable to common stock:
Earnings (loss) per share – basic	$0.27	$(0.53)	$7.52	$(1.51)
Earnings (loss) per share – diluted	$0.02	$(0.53)	$0.34	$(1.51)
Pagers in service at end of period	230,092	286,272	230,092	286,272
Average revenue per unit (“ARPU”)	$8.84	$8.91	$8.89	$8.77

Results of Operations for the nine and three months ended February 28, 2003 and 2002

Total revenue: The changes in Teletouch’s total revenue are shown in the table below:

	Three Months Ended February 28,			Nine Months Ended February 28,
	2003	2002	Change	2003	2002	Change
Service, rent and maintenance revenue	$6,781	$8,291	$(1,510)	$21,413	$26,410	$(4,997)
Product sales revenue	1,421	3,372	(1,951)	5,970	9,261	(3,291)

Gross Revenue	$8,202	$11,663	$(3,461)	$27,383	$35,671	$(8,288)

Service, rent and maintenance revenue: Service, rent and maintenance revenues declined due to losses in paging and messaging revenues of $5.0 million for the nine months and $1.5 million for the three months ended February 28, 2003 compared to the same periods in fiscal 2002. This resulted from fewer pagers in service and lower demand for one-way paging. Pagers in service decreased to approximately 230,100 at February 28, 2003 as compared to 286,300 at February 28, 2002, due to a continuing decline in the demand for one-way paging service.

The negative impact on service revenues due to the decrease in pagers in service was partially offset by an increase in average revenue per unit (“ARPU”) for the nine months ended February 28, 2003. ARPU for the nine months and three months ended February 28, 2003 was $8.89 and $8.84 as compared to $8.77 and $8.91 for the nine months and three months ended February 28, 2002. The increase in ARPU is due to the Company’s ability to maintain the level of its highest ARPU business customer base year over year while its lower ARPU reseller customer base continued to decline. The decrease in the Company’s reseller customer base is expected to continue much like the declines experienced in the Company’s retail paging subscriber base over the past couple of years. Teletouch expects that the introduction of new products and services will partially offset the loss in paging subscribers and the related recurring revenues and result in a slower decline in total revenue.

Product sales revenue: The decline in product sale revenues was due primarily to the Company’s exit from the retail business in November 2002 which resulted in a decline in cellular revenues of $1.8 million for the three months and $2.7 million for the nine months ended February 28, 2003. The decline in revenue for the nine months ended February 28, 2003 also reflects a $0.6 million decline in pager equipment sales due to the continued decline in the demand for paging service primarily in the consumer and wholesale markets.

Total costs and expenses: The comparability of operating, selling and general and administrative expenses for the fiscal 2003 and 2002 periods is affected by the inclusion in the fiscal 2003 amounts of certain restructuring costs relating to the Company’s closing of retail stores. Total costs and expenses, as listed below includes restructuring costs of $157,000 and $0 for the three months ended February 28, 2003 and 2002 respectively, and $2,391,000 and $0 for the nine months ended February 28, 2003 and 2002 respectively.

	Three Months Ended February 28,			Nine Months Ended February 28,
	2003	2002	Change	2003	2002	Change
Operating expense	$2,993	$3,441	$(448)	$11,602	$10,656	$946
Selling expense	759	2,091	(1,332)	3,976	6,152	(2,176)
General and administrative expense	1,762	1,681	81	4,817	5,350	(533)

Operating, selling and general and administrative expense	$5,514	$7,213	$(1,699)	$20,395	$22,158	$(1,763)
% of total revenue	67%	62%		74%	62%
Depreciation and amortization	930	1,568	(638)	3,633	4,767	(1,134)

Total costs and expenses	$6,444	$8,781	$(2,337)	$24,028	$26,925	$(2,897)

Operating, selling and general and administrative expenses: The decline in operating, selling and general and administrative expenses for the three months ended February 28, 2003 as compared to the three months ended February 28, 2002, reflects declines in payroll and commissions expense of $1.0 million, advertising expense of $0.3 million, office lease expense of $0.2 million, and other expenses of $0.1 million related to fewer retail stores and lower sales. In addition, third party airtime expenses declined $0.2 million due to better rates negotiated by the Company. Offsetting these declines was an increase in certain restructuring costs of $157,000 related to the closing of retail stores.

The decline in operating, selling and general and administrative expenses for the nine months ended February 28, 2003 compared to the nine months ended February 28, 2002 reflects declines in payroll and commissions expense of $1.5 million, advertising expense of $0.7 million, office lease expense of $0.4 million, maintenance expense of $0.2 million, other expenses including utilities and supplies of $0.1 million and property and franchise taxes of $0.1 million. These declines reflect the effects of fewer retail stores and lower sales. In addition, third party airtime expense declined $0.6 million due to better rates negotiated by the Company; bad debt expense has declined $0.3 million due to fewer retail paging subscribers and improved collection efforts; and professional and consulting fees have declined $0.1 million primarily related to the increased costs associated with the Company’s debt restructuring activities in fiscal 2002. Offsetting these declines was an increase in certain restructuring costs of a $2,391,000 related to the closing of retail stores.

Operating costs as a percentage of total revenue have increased while the Company’s paging subscriber base continues to decline during the three months and nine months ended February 28, 2003 as compared to the same periods in fiscal 2002. The Company has a relatively fixed cost structure related to maintaining its paging network. As paging subscribers and the related recurring revenues continue to decline, operating expenses as a percentage of total revenue will continue to increase until the Company is able to generate sufficient revenue growth in its other product and service offerings. The Company expects the dollar amount of operating expenses to decline during the remaining three months of fiscal 2003 as unprofitable products and/or locations are eliminated, however, it cannot be certain that operating costs will decline in proportion to revenue.

Depreciation and amortization: Depreciation and amortization expense decreased to $3.6 and $0.9 million for the nine and three months ended February 28, 2003, from $4.8 and $1.6 million for the nine and three months ended February 28, 2002. The decline is due primarily to a charge to write off certain paging infrastructure equipment of $810,000, write-downs on excess furniture, fixtures and computer equipment held for sale of $1,426,000, and charges to write off leasehold improvements relating to store closings of $154,000.

Write-off of equipment: During the three months ended November 30, 2002, the Company completed verification procedures of its property, plant and equipment. As a result of the procedures performed, certain paging infrastructure equipment was not identified. The Company believes that a significant amount of the equipment not identified is attributable to ongoing significant repair and upgrades of its network performed on its paging infrastructure over the past 7 years without always accurately accounting for the replacement or removal of capitalizable infrastructure equipment. During prior periods, the removal of certain equipment during the maintenance process was not recorded. Due to the 7 year time period over which this activity likely took place it is impractical for the Company to accurately attribute this loss to the period in which it occurred, therefore, the Company recorded a charge of approximately $810,000 during the three months ended November 30, 2002 to write off the remaining carrying value of this equipment. The Company believes that the amount of the loss attributable to any prior year is not significant to any prior annual operating results or financial position.

Interest expense: Net interest expense decreased to approximately $274,000 and $175,000 for the nine and three months ended February 28, 2003 from $5.8 and $1.9 million for the nine and three months ended February 28, 2002. The decline in interest expense is directly attributable to the Company’s successful restructuring of the senior and junior subordinated debt on May 20, 2002 which resulted in the Company extinguishing approximately $86.2 million in unpaid principal and accrued interest in exchange for approximately $9.8 million cash and the delivery of a new promissory note in the amount of $2.75 million and certain other securities.

Income taxes: The Company’s net operating loss carryforwards were reduced to $0 at May 31, 2002 from approximately $29.5 million at May 31, 2001. Other deferred tax assets were reduced as well. These reductions occurred due to the attribute reduction rules of the Internal Revenue Code Section 108 related to the Company’s debt restructuring. A corresponding reduction to the valuation allowance previously recorded against these assets was also recorded as of May 31, 2002. The Company’s effective income tax rate for fiscal 2003 is estimated to be 0%, as no tax benefit is expected to be recorded. For the nine months ended February 28, 2002, no tax benefit was recorded against deferred tax assets that were not likely to be realized.

FINANCIAL CONDITION

Teletouch’s cash balance was $0.3 million at February 28, 2003 as compared to $1.5 million at May 31, 2002. Cash provided by operating activities decreased to $5.0 million for the nine months ended February 28, 2003 from $8.1 million for the nine months ended February 28, 2002. The Company was successful in restructuring its senior debt in May 2002 by paying its senior lenders an aggregate cash amount of approximately $9,800,000 and delivering a new promissory note to one of the original senior lenders in the amount of $2,750,000. Additionally, pursuant to the Restructuring Agreement dated May 17, 2002 by and among TLL Partners, GM Holdings and Teletouch, the two holders of the Company’s Junior Subordinate Notes reached an agreement that released and discharged Teletouch of its Junior Debt obligations without recourse. GM Holdings forgave Teletouch’s debt obligations totaling $3,062,000 including accrued interest and TLL Partners forgave Teletouch’s debt obligations totaling $22,451,000. The Company expects that cash flow provided from operations, together with the Company’s existing credit facilities, will be sufficient to fund its working capital needs during the remainder of fiscal 2003.

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

In conjunction with the issuance of the Series C Preferred Stock and 6,000,000 warrants to purchase common stock in exchange for the 15,000 shares of Series A Preferred Stock, the Company recognized a gain of $36,377,000, in the second quarter of fiscal year 2003, that was included in income applicable to common stock and is reflected in the Company’s earnings per share calculations for the nine months ended February 28, 2003. The amount of the gain represents the amount by which the carrying value of the Series A Preferred Stock as of November 7, 2002 ($38,297,000 which included accrued dividends which were recorded in paid in capital), exceeded the allocated portion of the fair value of the Series C Preferred Stock and 6,000,000 warrants to purchase common stock issued by the Company ($1,920,000).

Teletouch’s operations require capital investment to purchase inventory for lease to customers and to acquire paging infrastructure equipment to support the Company’s growth. Net capital expenditures, including pagers, were $2.8 million and $3.2 million for the first nine months of fiscal years 2003 and 2002, respectively. Teletouch anticipates capital expenditures will decrease during the remainder of fiscal 2003 which will result in total capital expenditures declining as compared to fiscal 2002 as the Company plans to only replace necessary equipment to maintain the paging infrastructure while continuing to purchase an adequate supply of pagers to lease to customers. Teletouch expects to pay for these expenditures with cash generated from operations.

Under the new or amended credit agreements entered into May 17, 2002 with First Community Financial Corporation and TLL Partners (see Notes C and D of Notes to the Condensed Consolidated Financial Statements), the Company had available borrowings of $3.5 million of which $1.4 million was funded as of February 28, 2003.

On December 31, 2002, Teletouch paid off the principal and interest amounts outstanding under the Amended Credit Facility by remitting a one time payment in the amount of $1,947,874 as full satisfaction of all amounts owed by Teletouch thereunder. The Amended Credit Facility, together with all security interests arising in connection therewith was terminated and cancelled as of that date. The Company recognized a gain on the extinguishment of this debt of $510,000. The funds used to payoff the amount included approximately $429,000 received by the Company in December 2002 as the result of a favorable legal settlement.

The FCFC MAP Note and the Term Note require the maintenance of certain monthly financial and operating covenants. For the quarter ended November 30, 2002, the Company had received a waiver of certain of these financial covenants. This waiver allowed the Company to remain in compliance with the financial and operating covenants required under the MAP Note and the Term Note for the second quarter of fiscal 2003. For the quarter ending February 28, 2003, the Company was in compliance with the financial and operating covenants and is projecting to remain in compliance with all of the financial and operating covenants included in the MAP Note and the Term Note for the remainder of fiscal 2003.

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

TELETOUCH COMMUNICATIONS, INC.

        (Registrant)

Date: April 14, 2003

/s/    Robert. M. McMurrey

Robert M. McMurrey

Chairman

Date: April 14, 2003

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

Date: April 14, 2003

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

Date: April 14, 2003

By: /s/    J. Kernan Crotty

J. Kernan Crotty

President and Chief Financial Officer