Form 10-K
period 2003-05-31
TELETOUCH COMMUNICATIONS INC
filed 2003-08-26
CIK 928659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File No. 1-13436

TELETOUCH COMMUNICATIONS, INC.

(Name of registrant in its charter)

Delaware	75-2556090
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

110 N. College, Suite 200, Tyler, Texas 75702 (903) 595-8800

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock, $0.001 par value, listed on the American Stock Exchange.

Securities registered pursuant to Section 12(g) of the Exchange Act:

None.

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

As of August 18, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on that date, was approximately $3,510,671. As of August 18, 2003, the registrant had outstanding 4,546,980 shares of Common Stock, 1,000,000 shares of Series C Preferred stock.

Portions of Part III of the 2003 definitive proxy statement (DEF 14A) to be filed with the Securities and Exchange Commission on or before September 12, 2003.

INDEX TO FORM 10-K

of

TELETOUCH COMMUNICATIONS, INC.

Statements contained or incorporated by reference in this document that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by use of forward-looking terminology such as “may”, “will”, “expect”, “estimate”, “anticipate”, “continue”, or similar terms, variations of those terms or the negative of those terms. Forward-looking statements are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions and results may differ materially from the anticipated events, transactions and results described in such statements. The Company’s ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties.

PART I

Item 1.	Business

General

Teletouch Communications, Inc. (“Teletouch” or the “Company”) was incorporated under the laws of the State of Delaware in July 1994 and is headquartered in Tyler, Texas. Teletouch, or one of its several predecessors, has operated two-way mobile communications services and telemessaging services in East Texas for approximately 40 years. References to Teletouch or the Company as used throughout this document means Teletouch Communications, Inc. or Teletouch Communications, Inc. and its subsidiaries, as the context requires.

Teletouch provides telecommunications services in non-major metropolitan areas and communities. Currently the Company provides services in Alabama, Arkansas, Louisiana, Mississippi, Missouri, Oklahoma, Texas, Tennessee and Florida. The Company has 22 service centers, 2 retail stores and 5 two-way radio shops in those states. Through inter-carrier arrangements, Teletouch also provides nationwide and expanded regional coverage.

Teletouch has experienced a substantial decline in the paging business over the last year, which was partially offset by the reduction in operating expenses achieved by the Company exiting the retail distribution channel in November 2002. At May 31, 2003 the Company had approximately 217,100 pagers in service as compared to approximately 271,100 and 354,700 at May 31, 2002 and May 31, 2001, respectively. For fiscal year 2003 the Company had total revenues of $34.8 million as compared to $46.6 million and $56.3 million in fiscal years 2002 and 2001, respectively.

Teletouch’s primary focus has been on positioning the Company for growth in the future through the recapitalization of its debt and certain equity securities and the restructuring of its operations to maximize efficiency and profitability. The Company succeeded in recapitalizing its debt and certain equity securities in May 2002. In November 2002, the Company completed its restructuring efforts and exited its retail distribution channel. The operational restructuring started in May 2002 and ending November 2002, in total, resulted in the closure of 37 retail stores and the reduction in the Company’s workforce by 210 employees. The Company continues to follow its overall business strategy of minimizing the level of customer attrition while developing new revenue streams from telemetry products to minimize the impact of the loss in recurring revenues from its declining paging subscriber base. The Company’s management believes that the successful recapitalization of its debt and certain equity securities and the restructuring of its operations will help position the Company to be able to generate sufficient future cash flows to meet the Company’s capital needs for the next fiscal year. During the next two years, the Company intends to focus most of its efforts on developing its telemetry services. By reducing overhead costs and focusing on customer service, the Company believes that it can minimize the impact on operating margins while it develops its telemetry products and services with recurring revenue streams to replace the losses from paging service revenue. Additionally, if the opportunity to acquire other paging or two-way radio companies arises, the Company believes it can achieve better operating results than those achieved by the businesses separately by consolidating administrative functions, taking advantage of economies of scale, and sharing common frequencies to offer existing customers a wider area of coverage.

Restructuring Activities

In May 2002, the Company undertook a review of the financial performance of its retail stores. This review resulted in the decision to close 22 of the Company’s 66 locations. The Company continued to evaluate the profitability of the remaining retail stores and its overall retail distribution channel and in November 2002 the Company developed a restructuring plan to exit the retail business and focus the Company on its direct distribution channels (“Retail Exit Plan”). The Retail Exit Plan resulted in the closing of an additional 10 of the Company’s retail locations, transferring 4 of its retail locations to an affiliated company, the conversion of 22 of its retail locations to customer service centers and the reduction of its workforce by 210 people. In addition, during the second quarter of fiscal 2003 and prior to the execution of the Retail Exit Plan, the Company’s leases on 2 of its retail stores expired and the Company decided not to renew these leases and closed the stores. Locations selected to be reduced to “Customer Service Only” locations were not contributing to the Company’s operating income, although they were supporting a sizable paging subscriber base that would not be easily serviced from any other location. The purpose of the restructuring was to reduce operating expenses while minimizing the impact on the recurring revenues from the paging subscribers that were being serviced by the affected locations. As of May 31, 2003, the Retail Exit Plan was completed with the exception of the closure of 1 retail store which was closed in July 2003. As a result of the Retail Exit Plan the Company has 22 customer service centers, 1 retail store and 5 two-way radio shops remaining through which it will service its customer base.

Paging Industry Background

In 1949 the Federal Communications Commission (“FCC”) allocated a group of radio frequencies for use in providing one-way and two-way mobile communications services, effectively creating the paging industry. Since 1949, the paging industry has been characterized by consolidation, substantial growth, and technological change. In the early years, the paging industry was highly fragmented, with a large number of small, local operators. Many of the firms that entered the paging business during the first two decades of the industry did so as a complement to their existing telephone answering service or two-way radio communications sales and service businesses. The industry grew slowly as the quality and reliability of equipment gradually improved and consumers began to perceive the benefits of mobile communications. Further improvements in equipment reliability and cost-effective technological innovations accelerated the use of paging services in the 1970s.

Some of the paging industry’s most significant technological developments occurred in the 1980s. The digital display (numeric) pager was introduced and quickly replaced tone and voice pagers as the most popular paging product. In 1982, the FCC allocated additional frequencies which expanded coverage areas and introduced competition into the market. More significant technological developments occurred in the 1990s, including the advent of two-way paging capabilities that do not require the use of traditional or cellular telephones to return a page and cellular telephones that incorporate paging capability.

Since 1997 growth rates have been negative. The negative growth rates in the one-way paging industry are expected to flatten out over the next couple of years. Factors contributing to the paging industry’s negative growth include: (i) expanding coverage of other mobile communications networks; (ii) an increased consumer demand for products capable of two-way mobile communications; (iii) the rapidly declining costs of other mobile communications services such as cellular telephone service; and (iv) technological advances in cellular equipment and services.

Three types of carriers remain in the paging industry: (i) large, national paging companies; (ii) regional carriers, including Teletouch, that operate in regional markets in the U.S. that can also offer service outside of their home regions through a network of interconnections between their own systems, a national firm, and/or other regional providers; and (iii) small, single market operators.

The Company’s Products and Markets

Paging Operations

Teletouch’s paging network provides a one-way communications link to its subscribers within a specified coverage area. Each subscriber is assigned a distinct telephone number or personal identification number that a caller dials to activate the subscriber’s pager. When one of the Company’s paging terminals receives a telephone call for a subscriber, a radio signal is transmitted to the subscriber’s pager that then causes the pager to emit a tone, a vibration, or a voice signal to alert the subscriber. Depending on the type of pager used, the subscriber may respond directly to the caller using information displayed on the pager or by calling a designated location or voice mail system to retrieve the message. The advantage of paging over conventional telephone service is that a pager’s reception is not restricted to a single location. The advantage over cellular telephones is that pagers are smaller, have a longer battery life, and are substantially less expensive to use. Pagers may also be used in areas where cellular telephone use is prohibited, such as hospitals, due to interference with sensitive monitoring equipment. Some cellular subscribers use a pager along with their cellular telephone to screen incoming calls and to lower the expense of their cellular telephone service.

Teletouch currently provides primarily two basic types of one-way paging services: numeric and alphanumeric. Subscribers carry a pocket-sized radio receiver (a pager) that is preset to monitor a designated radio frequency and is activated by radio signals emitted from a transmitter when a call is received. Numeric pagers display a caller’s message that may consist of an area code and telephone number or up to 12 digits of other numeric information. Alphanumeric pagers allow subscribers to receive and store messages consisting of both numbers and letters. Subscribers may be paged using traditional or cellular telephones, computer software, alpha entry devices, or over the Internet from the Company’s web page. Teletouch is licensed by the FCC to transmit numeric, alphanumeric, tone, and voice messages to pagers it either sells or leases to customers. Today over half of the Company’s pagers in service are numeric pagers. Alphanumeric pagers, which were introduced in the mid-1980s, constitute a smaller but increasing percentage of the Company’s subscriber base.

In March 2000, Teletouch signed a five-year agreement to market two-way paging services through WebLink Wireless, Inc.’s nationwide network. This agreement provides the Company with a broad suite of advanced messaging services, such as Internet-based messaging and the transmission of two-way wireless data to market to its customers.

Teletouch also offers its paging subscribers voice mail messaging and Smartpager® services. When a subscriber uses voice mail in conjunction with paging service and a caller leaves the subscriber a recorded message, the subscriber is automatically paged. Voice mail employs sophisticated computer technology that allows a subscriber to retrieve digitally recorded voice messages 24 hours a day from any location by accessing the voice mail system using a touch-tone telephone. The Company’s voice mail systems provide complete message privacy, allow for personalized message greetings, and enable voice messages to be sent to a large group of people simultaneously.

Teletouch’s Smartpager® service allows individuals to send an alphanumeric page to a subscriber without any special software or equipment. Subscribers are assigned a toll free number to give to friends, family, and associates who can then call and leave messages with a Teletouch operator. Operators, available 24 hours a day, immediately transmit these messages to subscribers.

Paging companies traditionally distributed their services through direct marketing and sales activities. During the last decade additional distribution channels evolved including: (i) carrier-operated stores; (ii) resellers, who purchase paging services on a wholesale basis from carriers and resell those services on a retail basis to their own customers; (iii) agents who solicit customers for carriers and are compensated on a commission basis; and (iv) retail outlets that often sell a variety of merchandise, including pagers and other telecommunications equipment. Historically, most paging subscribers have been business users with a much smaller percentage of the users being retail consumers. Use of pagers by retail consumers has significantly declined over the past several years.

Teletouch’s paging customers include various-sized companies with field sales and service operations, individuals in occupations requiring substantial mobility and the need to receive timely information. Teletouch is not dependent upon any single or small group of customers for a material part of its overall business.

Teletouch’s sales strategy for its paging services is to concentrate on business accounts who value continuity, quality, and personal service. Historically, the Company leased pagers to a large percentage of its business accounts. As the price of pagers declined, the Company has increasingly emphasized pager sales over rentals. Teletouch offers its subscribers a high level of technical support and provides a full range of dependable communications devices and services.

The Company markets all its paging products and services under the Teletouch name. The Company currently distributes its paging products and services through two channels which include (i) a direct sales staff that concentrates on business accounts; and (ii) resellers, who purchase pagers and paging services in bulk and resell them to their own subscribers. Through November 2002, the Company sold paging products and services through Company-operated sales offices (“Retail Stores”), including mall and other shopping center locations. In November 2002, the Company completed its restructuring efforts and exited its retail distribution channel. The operational restructuring resulted in the closure of 37 retail stores during fiscal 2003. The continued decline in retail consumer demand for paging service had virtually eliminated the Company’s emphasis on retail stores as an outlet for its paging services which contributed to the restructuring activity discussed above. Several of the retail locations were converted to customer service centers. Locations selected to be reduced to “Customer Service Only” locations were not contributing to the Company’s operating income, although they were supporting a sizable paging subscriber base that would not be easily serviced from any other location. The purpose of the restructuring was to reduce operating expenses while minimizing the impact on the recurring revenues from the paging subscribers that were being serviced by the affected locations.

Cellular Operations

The Company currently offers postpaid cellular service as an agent for certain cellular carriers, including AT&T Wireless, Cingular Wireless, and Nextel. At year-end, the Company was offering postpaid cellular under one or more of its agent agreements in all of its markets through its direct sales staff.

Prior to the Company’s exit from the retail business in November 2002, the volume of cellular sales was significantly higher. Although the Company was able to achieve a larger volume of cellular sales while in the retail business, the operating results from the retail stores continued to remain marginal due to the highly competitive cellular markets. The Company’s inability to achieve sales volumes that would cover the relatively fixed overhead costs in the retail stores resulted in the Company’s overall retail business not contributing to operating income.

Two-Way Radio Operations

Since 1963, Teletouch has been an authorized Motorola two-way radio dealer in the East Texas area. The Company has locations in Tyler, Longview, Nacogdoches, Lufkin, Livingston, and Huntsville Texas and services a large percentage of the law enforcement and public safety agencies as well as other industries in a ten-county area. Teletouch is currently a member of Motorola’s Pinnacle Club, a group of 700 preferred Motorola dealers.

On March 29, 2000, Teletouch acquired Eastex Communications, Inc., a privately-held company headquartered in Nacogdoches, Texas. Following the acquisition of Eastex, Teletouch expanded its 450 MHz Logic Trunked Radio (“LTR”) system in eastern Texas. Shortly before acquiring Eastex, Teletouch launched its Passport-enabled service, a “Nextel-type” radio service, in the Tyler and Longview markets.

LTR radio service is licensed for the 450 MHz spectrum and includes voice, data, and voice mail capabilities. The LTR Passport-enabled service includes “follow-me-roaming” features that are similar to the automatic handoff of radio signals characteristic of cellular radio systems. The market for LTR radio service includes customers desiring an upgrade in features and extended roaming compared with traditional two-way radio service. LTR radio service is also a cost-efficient communications alternative to cellular telephones since LTR service is based on a fixed monthly fee per-radio versus per-minute cellular charges.

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

In January 2003, at the request of a major pipeline company, Teletouch developed the LifeGuard system. Designed to safeguard lone workers, LifeGuard can signal a distress call to a company dispatcher, pinpointing the worker’s location and automatically provide vital information on the worker’s medical history, giving the dispatcher the necessary information for notifying emergency personnel. For example, should a lone worker have a heart attack, the worker can manually signal an emergency using the LifeGuard device worn on the worker’s belt. Should a worker suffer an injury that renders him unconscious, the device will sense the lack of movement and automatically signal a distress call.

In July 2003, the Company announced the introduction of its GeoTrax product line. Developed specifically to monitor detached equipment such as trailers and rail cars, GeoTrax gives companies the ability to pinpoint the location of these assets. Of the six to eight million detachable trailers in the United States, as many as 10 percent are unaccounted for at any given time. GeoTrax provides location information on trailers, allowing companies to remotely monitor and track their movement. Trailers equipped with GeoTrax will report back to the monitoring station at regular intervals and more frequently when certain events occur.

To date revenues from telemetry sales and service have been insignificant to the Company’s overall revenue. However, management is encouraged by the interest these products are generating in the market.

Financial Information about Industry Segments

Teletouch operates in the wireless telecommunications industry, providing paging and messaging, cellular, two-way radio and telemetry services to a diversified customer base. Teletouch’s cellular, two-way radio and telemetry operations represent less than 10% individually and in the aggregate of operating income and assets of the Company. Cellular, two-way radio and telemetry operations represent approximately 18% in the aggregate of the Company’s revenue. Cellular, two-way and telemetry revenues for fiscal years 2003 and 2002, respectively, were $6.4 million and $7.4 million. The Company had no foreign operations.

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

Although some competitors are small, privately owned companies serving only one market area, others are subsidiaries or divisions of larger companies, such as telephone companies, which provide paging and other telecommunications services in multiple market areas. Among the Company’s paging competitors are Arch Wireless Inc. and Metrocall Inc..

Companies offering wireless two-way communications services, including 800 MHz cellular service, 1900 MHz wireless personal communications service (“PCS”), and specialized mobile radio services (“SMR”), continue to compete with Teletouch’s paging services. Cellular and PCS services are generally more expensive than paging services. Where price is a consideration or access to fixed wire communications (such as ordinary telephones) is available, paging can compete successfully with or be an adjunct to cellular and PCS systems. However, the price of cellular and PCS services continues to decline and is quickly approaching the higher end pricing on some paging services. Future technological advances and associated regulatory changes in the industry could also result in new products and services that would either put Teletouch at a competitive advantage or disadvantage with other companies. If the pricing on cellular and PCS services continues to decline and this trend continues to erode the number of paging subscribers in the marketplace, the viability of the paging industry in general and of the Company’s paging operations in particular could be adversely affected.

Patents and Trademarks

In fiscal year 1999, Teletouch applied to register the trademark for its Smartpager® service, a service that allows individuals to send an alphanumeric page to a subscriber without any special software or equipment. The Company considers this registered trademark to be beneficial and will consider registering trademarks or service marks for future services it may provide.

Regulation

The FCC regulates Teletouch’s paging operations under the Communications Act of 1934, as amended (the “Communications Act”), by granting the Company licenses to use radio frequencies. These licenses also set forth the technical parameters, such as location, maximum power, and antenna height, under which the Company is permitted to use those frequencies.

In 1996, the FCC implemented rules that revised the classification of most private-carrier paging licensees. Traditionally, the FCC has classified licenses as either Radio Common Carrier licenses (“RCC”) or Private Carrier Paging (“PCP”) licenses. Now all licenses are classified either as Commercial Mobile Radio Service (“CMRS”) or Private Mobile Radio Service (“PMRS”). Carriers like Teletouch and its competitors, who make service available to the public on a for-profit basis through interconnections with the public switched telephone network, are classified as CMRS licensees. Until recently, Teletouch’s RCC licenses were subject to rate and entry regulations in states that chose to impose tariff and certification obligations, whereas PCP licenses were not subject to such regulations. As a result of Congressional legislation, the state regulatory differences between RCCs and PCPs have been eliminated.

The FCC also adopted rules that license paging channels in the UHF and VHF bands, as well as in the 929 and 931 MHz bands, on a geographic area basis. These geographic area licenses are awarded through public auctions. The 929 and 931 MHz bands were auctioned in February 2000. The Company acquired 32 licenses in the 931 MHz band in these auctions. Considering the continued decline in the paging industry as well as the decline in the Company’s paging subscriber base, it is highly probable that Teletouch will not “build out” these acquired 931 MHz licenses within the period required by the FCC. Failure to build out these licenses will result in the licenses being forfeited to the FCC. Incumbent licensees, such as Teletouch, will retain their exclusivity under the FCC’s new rules. The Company also operates paging systems utilizing shared, non-exclusive frequencies below 929 MHz.

The FCC grants radio licenses for varying terms of up to 10 years, and the FCC must approve renewal applications. In the past, FCC renewal applications have been more or less routinely granted. Although there can be no assurance the FCC will approve or act upon Teletouch’s future applications in a timely manner, the Company believes that such applications will continue to be approved with minimal difficulties.

Teletouch regularly applies to the FCC for authority to use additional frequencies and to add additional transmitter sites to expand coverage on existing frequencies. Under current FCC guidelines, the Company can expand its coverage and add additional sites only on frequencies formerly classified as PCP frequencies below 929 MHz. All other paging frequencies below 929 MHz on which Teletouch holds licenses are frozen in a status quo condition pending the final announcement and implementation of geographic area licensing auctions. The Communications Act also requires prior FCC approval for the Company’s acquisitions of radio licenses held by other companies, as well as transfers of controlling interests of any entities that hold radio licenses. Although there can be no assurance the FCC will approve or act upon Teletouch’s future applications in a timely manner, the Company knows of no reason why such applications would not be approved or granted. The FCC has also determined that all major modification and expansion applications will be subject to competitive bidding (auction) procedures. Teletouch cannot predict the impact of these procedures on its licensing practices.

The Communications Act requires the FCC to limit foreign ownership of licenses. These foreign ownership restrictions limit the percentage of company stock that may be owned or voted, directly or indirectly, by aliens or their representatives, a foreign government or its representatives, or a foreign corporation. The FCC also has the authority to restrict the operation of licensed radio facilities or to revoke or modify such licenses. The FCC may adopt changes to its radio licensing rules at any time, subject to following certain administrative procedures. The FCC may also impose fines for violations of its rules. Under certain circumstances, Teletouch’s license applications may be deemed “mutually exclusive” with those of other paging companies, in which case the FCC would select between the mutually exclusive applicants. The FCC has previously used lottery procedures to select between mutually exclusive paging applications; however, in response to a Congressional mandate, the FCC adopted rules to grant mutually exclusive CMRS paging applications through the auction process.

The FCC could change its rules or policies in a manner that could have a material adverse effect on the Company’s business by limiting the scope and manner of Teletouch’s services or by increasing competition in the paging industry. Beginning in 1994, the FCC was ordered by Congress to hold auctions to award licenses for new personal communications services. These PCS and other new mobile services could enable other service providers to compete directly or indirectly with the Company. In addition, from time to time, federal and state legislators propose and enact legislation that could affect the Company’s business either beneficially or adversely. Teletouch cannot predict the impact of such legislative actions on its operations.

The foregoing description of certain regulatory factors does not purport to be a complete summary of all the present and proposed legislation and regulations pertaining to the Company’s operations.

Employees

At May 31, 2003, Teletouch employed 163 people, of which 159 were employed full-time and 4 were employed on a part-time or temporary basis. Most of these employees performed sales, operations support, and clerical roles. The Company considers its relationships with its employees to be satisfactory and is not a party to any collective bargaining agreement.

Item 2.	Properties

Teletouch owns an office building and one transmitter site, along with the broadcast tower on that site. In addition, the Company currently leases 42 office locations (including 10 previously closed retail locations that the Company is currently seeking to sublease) in its market areas, including its executive offices in Tyler, Texas. As a result of the Retail Exit Plan (discussed in Item 1 “ Restructuring Activities”) the Company has 22 customer service centers, 1 retail store and 5 two-way radio shops remaining through which it will service its customer base. The remaining lease liability at May 31, 2003 was $398,000 for the closed stores and is expected to be paid through 2005. Teletouch also leases transmitter sites on commercial towers, buildings, and other fixed structures in approximately 401 locations. The Company’s leases are for various terms and provide for monthly rental payments at various rates. Teletouch is obligated to make total lease payments of approximately $2.2 million under its office facility and tower site leases for fiscal year 2004. See Note H in the Notes to Consolidated Financial Statements.

The Company believes that its facilities are adequate for its current needs and that it will be able to obtain additional space as needed at reasonable cost.

Item 3.	Legal Proceedings

Teletouch is a party to various legal proceedings arising in the ordinary course of business. The Company believes there is no proceeding, either threatened or pending, against it that will result in a material adverse effect on its results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters

Teletouch’s Common Stock is traded on the American Stock Exchange under the symbol TLL.

The following table lists the reported high and low transaction prices for Teletouch Common Stock for the periods indicated. These prices reflect inter-dealer prices, but do not include retail mark-ups, markdowns, or commissions and may not necessarily represent actual transactions.

	Common Stock
	High	Low
Fiscal Year 2002
1st Quarter	1.00	0.30
2nd Quarter	0.45	0.16
3rd Quarter	0.62	0.22
4th Quarter	1.25	0.34
Fiscal Year 2003
1st Quarter	0.65	0.23
2nd Quarter	0.33	0.15
3rd Quarter	0.50	0.29
4th Quarter	0.48	0.30

As of August 12, 2003, 4,976,189 shares of Common Stock were issued and 4,546,980 shares of Common Stock were outstanding, 1,000,000 shares of Series C preferred stock, 981,823 Options and 6,000,000 warrants to purchase common stock were issued and outstanding. The common stock is the only class of stock which has voting rights or that is traded publicly. As of August 20, 2003, there were 47 holders of record of the Company’s Common Stock based upon information furnished by Continental Stock Transfer & Trust Company, New York, New York, the Company’s transfer agent. The number of holders of record does not reflect the number of beneficial holders, estimated to be in excess of 800, of Teletouch’s Common Stock for whom shares and warrants are held by banks, brokerage firms, and other entities.

Teletouch has never paid and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Dividends on the Series A Preferred Stock accrued at 14% per annum compounded quarterly through May 17, 2002 when, pursuant to the Restructuring Agreement effective as of that date, dividend accruals ceased. On November 7, 2002, the Company’s common stockholders approved the issuance of 1,000,000 shares of Series C Preferred Stock which were issued in exchange for all of the outstanding shares of Series A Preferred Stock as well as certain other securities. See “Settlement of Junior Debt; Restructuring Agreement”. The Series C Preferred stock is convertible into shares of common stock after May 20, 2005 and to date no cash dividends have been paid on the Series C Preferred Stock.

Item 6.	Selected Consolidated Financial Data

The following table represents certain items from the Company’s consolidated statements of operations and certain other information for the periods indicated.

	(In Thousands, except Per Share Data, Pagers in Service and ARPU)
	2003	2002	2001	2000	1999
Service, rent, and maintenance revenue	$27,929	$34,335	$42,929	$45,164	$42,792
Product sales revenue	6,893	12,234	13,366	11,427	8,346

Total revenues	34,822	46,569	56,295	56,591	51,138
Net book value of products sold	(5,315)	(8,539)	(13,405)	(11,211)	(8,000)

	$29,507	$38,030	$42,890	$45,380	$43,138
Operating expenses (1)(7)(8)	30,132	36,601	79,337	43,650	42,678

Operating income (loss) (1)	(625)	1,429	(36,447)	1,730	460
Interest expense, net(3)	(384)	(7,412)	(8,775)	(7,908)	(7,823)
Loss on investments	—	—	(356)	—	—
Gain (loss) on disposal of assets	(253)	(109)	(237)	155	23
Write-off of equipment (5)	(810)	—	—	—	—
Gain on extinguishment of debt (3)(4)	510	69,571	—	—	—
Gain on litigation settlement (6)	429	—	—	—	—

Income (loss) before income taxes (1)(3)(4)(5)(6)(7)(8)	(1,133)	63,479	(45,815)	(6,023)	(7,340)
Income tax expense/(benefit)	(372)	—	—	—	—

Net income (loss) before preferred stock dividends (1)(3)(4)(5)(6)(7)(8)	$(761)	$63,479	$(45,815)	$(6,023)	$(7,340)

Net income (loss) applicable to common stock	$35,616	$58,690	$(50,117)	$(9,741)	$(10,665)

Earnings (loss) per share applicable to common stock:
Earnings (loss) per share—basic (1)(3)(4)(5)(6)(7)(8)	$7.67	$12.14	$(10.65)	$(2.29)	$(2.52)
Earnings (loss) per share—diluted (1)(3)(4)(5)(6)(7)(8)	$0.39	$0.64	$(10.65)	$(2.29)	$(2.52)

Pagers in service at end of period	217,700	271,100	354,700	411,700	394,200

Average revenue per unit (“ARPU”)	$8.87	$8.79	$8.78	$8.98	$9.25

Total assets (1)	$16,090	$23,638	$31,445	$77,693	$81,256

Long-term debt, net of current portion (2)(3)(4)	$760	$2,511	$—	$71,927	$75,944

Shareholders’ equity (deficit) (1)(3)(4)(5)(6)(7)(8)	$7,253	$9,301	$(55,814)	$(11,438)	$(5,462)

(1)	2001 information includes impairment charges of $36.6 million related to certain intangible assets recorded in the three month period ended May 31, 2001.
(2)	$66,935,000 of long-term debt was reclassified as a current liability as of May 31, 2001
(3)	$57,100,000 in outstanding principal on the Company’s senior debt and $25,513,000 in outstanding principal and accrued interest were retired on May 20, 2002 as the Company concluded its efforts to recapitalize its debt and certain equity securities. The Company recorded a gain on the extinguishment of debt of $69,571,000. See footnote B to the consolidated financial statements.
(4)	$2,536,000 in outstanding principal and accrued interest were retired on December 31, 2002. The Company recorded a gain on the extinguishment of debt of $510,000. See footnote B to the consolidated financial statements.
(5)	During the second quarter of fiscal 2003, the Company completed verification procedures of its property, plant and equipment. As a result, certain paging infrastructure inventory was not identified therefore a charge of $810,000 was recorded to write off the remaining carrying value of this equipment. See footnote A to the consolidated financial statements.
(6)	In December 2002, the Company received $429,000 as the result of a favorable legal settlement.
(7)	2002 information includes charges related to the closure of 22 retail stores in the amount of $488,000 for the abandonment of certain leased retail space and $120,000 for the abandonment of related leasehold improvements recorded in the fourth quarter of fiscal 2002.
(8)	2003 information includes charges related to the Company’s exit from its retail distribution channel in the amount of $2,303,000 recorded in the second and third quarter of fiscal 2003. These charges included $456,000 for personnel related costs, $477,000 for the abandonment of certain leased retail space, $34,000 for the abandonment of related leasehold improvements and $1,426,000 for write-downs on excess furniture and fixtures and computer equipment held for sale.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

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

Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements. Several of these factors include, without limitation:

■	our ability to finance and manage expected growth;

■	subscriber attrition and reduction in ARPU;

■	the impact of competitive services, products and pricing;

■	our ongoing relationship with our telemetry carriers and vendors;

■	our dependence upon key personnel;

■	the adoption of new, or changes in, accounting principles;

■	legal proceedings;

■	our ability to maintain compliance with the American Stock Exchange requirements for continued listing of our common stock;

■	the costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002;

■	federal and state governmental regulation of the two-way and cellular telecommunications industries;

■	our ability to maintain, operate and upgrade our information systems network;

■	the demand for and acceptance of our products and services;

■	our ability to efficiently integrate future acquisitions, if any;

■	the ability to successfully market and service the telemetry business, and other new lines of business that the Company may enter in the future;

■	the ability to maintain compliance with the covenants in our loan facilities;

■	other risks referenced from time to time elsewhere in this report and in our filings with the SEC.

We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

Overview

Teletouch is a leading provider of wireless telecommunications services, primarily paging services, in non-major metropolitan areas and communities in the southeast United States. As of May 31, 2003 the Company had approximately 217,695 pagers in service. The Company derives the majority of its revenues from fixed, periodic fees, not dependent on usage, charged to subscribers for paging services. As long as a subscriber remains on service, operating results benefit from the recurring payments of the fixed, periodic fees without incurring additional selling expenses or other fixed costs.

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

Impairment of Long-Lived Assets: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets” Teletouch evaluates the recoverability of the carrying value of its long-lived assets and certain intangible assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, Teletouch must project estimated cash flows which are based on various operating assumptions such as average revenue per unit in service, disconnect rates, sales productivity ratios and expenses. Management develops these cash flow projections on a periodic basis and reviews the projections based on actual operating trends. The projections assume that general economic conditions will continue unchanged throughout the projection period and that their potential impact on capital spending and revenues will not fluctuate. Projected revenues are based on the Company’s estimate of units in service and average revenue per unit, as well as revenue from various new product initiatives. Projected revenues assume a continued decline in traditional messaging units in service throughout the projection period, which is partially offset by growth of advanced messaging units in service and revenue from the new product initiatives. Projected operating expenses are based upon historic experience and expected market conditions adjusted to reflect an expected decrease in expenses resulting from cost saving initiatives. During the fourth quarter of fiscal 2001, the Company determined that the remaining net book value of its long-lived assets was substantially impaired and the recovery of such amounts through future operations or disposition was unlikely. Accordingly, management estimated the future discounted cash flows and determined the goodwill and FCC licenses were significantly impaired and therefore recorded a charge equal to the remaining net book value of these assets of $36.6 million. During the second quarter of fiscal 2003, the Company restructured its operations and exited its retail distribution channel by closing all but 2 of its retail locations. The Company restructured the operations of 22 other retail stores to serve as service centers to provide customer service to its existing customer base. As a result of the closure of its retail stores, the Company identified excess furniture and fixtures and computer equipment used previously in its retail business and is actively trying to sell these assets. Teletouch classified these excess assets as Assets Held for Sale and has recorded a charge to reduce the carrying value of these assets to their estimated recoverable value less any anticipated disposition costs. In the second quarter of fiscal 2003, the Company reduced the carrying value of these assets now classified as Assets Held for Sale from $1.7 million to $0.2 million by recording a charge of $1.5 million to restructuring expense. Teletouch is actively marketing these assets to various potential buyers, including its resellers and other customers. At May 31, 2003, the Company has less than $0.1 million of these Assets Held for Sale remaining which are expected to be sold during the first half of fiscal 2004.

Teletouch’s review of the carrying value of its long-lived assets at May 31, 2003 indicates that the carrying value of these assets is recoverable through future estimated cash flows. If the cash flow estimates, or the significant operating assumptions upon which they are based, change in the future, Teletouch may be required to record additional impairment charges related to its long-lived assets.

Allowance for Doubtful Accounts: Estimates are used in determining the reserve for doubtful accounts and are based on historic collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages Teletouch reviews historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues; Teletouch compares the ratio of the reserve to gross receivables to historic levels and Teletouch monitors collections amounts and statistics. Teletouch’s allowance for doubtful accounts was $0.2 million at May 31, 2003. While write-offs of customer accounts have historically been within our expectations and the provisions established, management cannot guarantee that Teletouch will continue to experience the same write-off rates that it has in the past which could result in material differences in the reserve for doubtful accounts and related provisions for write-offs.

Reserve for Inventory Obsolescence: Estimates are used in determining the reserve for inventory obsolescence and are based on sales trends, a ratio of inventory to revenue, and a review of specific categories of inventory. In establishing its reserve, Teletouch reviews historic inventory obsolescence experience including comparisons of previous write-offs to provision for inventory obsolescence and the inventory count compared to recent sales trends. Teletouch’s reserve for inventory obsolescence was $0.2 million at May 31, 2003. While inventory obsolescence has historically been within our expectations and the provision established, management cannot guarantee that Teletouch will continue to experience the same obsolescence rates that it has in the past which could result in material differences in the reserve for inventory obsolescence and the related inventory write-offs.

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

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 is effective for years beginning after December 15, 2001 and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS No. 144 provides a single accounting model for disposition of long-lived assets. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held for sale. The new rules also will supersede the provisions of the Accounting Principles Board Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred. In addition, more dispositions will qualify for discontinued operations treatment in the income statement. Teletouch adopted SFAS No. 144 effective June 1, 2002. In November 2002, the Company restructured its operations and exited its retail distribution channel by closing all but 2 of its retail locations. The Company restructured the operations of 22 other retail stores to serve as service centers to provide customer service to its existing customer base. As a result of the closure of its retail stores, the Company identified excess furniture and fixtures and computer equipment used previously in its retail business and is actively trying to sell these assets. Teletouch has classified these excess assets as Assets Held for Sale and has recorded a charge to reduce the carrying value of these assets to their estimated recoverable value less any anticipated disposition costs. For the quarter ended November 30, 2002, the Company reduced the carrying value of these assets now classified as Assets Held for Sale from $1.7 million to $0.2 million by recording a charge of $1.5 million to restructuring expense. At May 31, 2003, the Company has less than $0.1 million of these Assets Held for Sale remaining which are expected to be sold during the first half of fiscal 2004. Teletouch’s review of the carrying value of its remaining long-lived assets held for use at May 31, 2003 indicated that the carrying value of these assets is recoverable through future estimated cash flows. If the cash flow estimates, or the significant operating assumptions upon which they are based, change in the future, Teletouch may be required to record impairment charges related to its long-lived assets.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 (“Opinion No. 30”). Applying the provision of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent and meet criteria for classification as an extraordinary item. As allowed under the provision of SFAS No. 145, we have adopted SFAS No. 145 as of May 31, 2002. In accordance with SFAS No. 145, we have included the gain on the extinguishment of debt in income before income taxes.

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

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, and Amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No.123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures about the method of accounting for stock-based compensation and the effect of the method used on reported results in both annual and interim financial statements. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company has adopted the annual disclosure provisions of SFAS No. 148 and enhanced disclosures related to the accounting for stock-based employee compensation are provided in footnote A to the consolidate financial statements.

Results of Operations for the fiscal years ended May 31, 2003, 2002 and 2001

Total revenue: changes in Teletouch’s total revenue are shown in the table below:

	Twelve Months Ended May 31,			Twelve Months Ended May 31,
	2003	2002	Change	2002	2001	Change
Service, rent and maintenance revenue	$27,929	$34,335	$(6,406)	$34,335	$42,929	$(8,594)
Product sales revenue	6,893	12,234	(5,341)	12,234	13,366	(1,132)

Gross Revenue	$34,822	$46,569	$(11,747)	$46,569	$56,295	$(9,726)

Service, rent and maintenance revenue: Service, rent and maintenance revenues declined due to losses in paging and messaging revenues of $6.4 million in fiscal year 2003 from fiscal year 2002 and $8.6 million in fiscal year 2002 from fiscal year 2001 This resulted from fewer pagers in service and lower demand for one-way paging. Pagers in service decreased to approximately 217,700 at May 31, 2003 as compared to 271,100 and 354,700 at May 31,2002 and May 31,2001, respectively, due to a continuing decline in the demand for one-way paging service.

The negative impact on service revenues due to the decrease in pagers in service was partially offset by an increase in average revenue per unit (“ARPU”) for the year ended May 31,2003. ARPU for the year ended May 31, 2003 was $8.87 as compared to $8.79 and $8.78 for the years ended May 31, 2002 and May 31, 2001, respectively. The increase in ARPU is due to the Company’s ability to maintain the level of its highest ARPU business customer base year over year while its lower ARPU reseller customer base continued to decline. The decrease in the Company’s reseller customer base is expected to continue much like the declines experienced in the Company’s retail paging subscriber base over the past couple of years. Teletouch expects that the new telemetry products and service revenues will partially offset the loss in paging subscribers and the related recurring revenues and result in a slower decline in total revenue during fiscal 2004.

ARPU is defined as average revenue per unit. Teletouch presents ARPU because its management uses the measure to evaluate the company’s performance and to allocate resources. In addition, Teletouch believes ARPU is a measure of performance used by some commercial banks, investment banks, investors, analysts and others to make informed investment decisions. ARPU is not a measure of financial performance under generally accepted accounting principles and should not be considered as a substitute for or superior to other measures of financial performance reported in accordance with GAAP.

Product sales revenue: The decline in product sale revenues was due primarily to the Company’s exit from the retail business in November 2002 which resulted in a decline in cellular revenues of $4.3 million compounded by a decline in pager equipment sales for fiscal year 2003 as compared to fiscal year 2002. Cellular product sale revenues increased $1.0 million in fiscal year 2002 over fiscal year 2001 due to an increased marketing of our cellular products and the Company entered an agreement with Leap Wireless (“Cricket”) which allowed Teletouch to offer a prepaid cellular product to its retail customers. This increase in revenue was offset by a decrease in pager equipment sales in fiscal year 2002 from fiscal year 2001. The decline in pager equipment revenues is due to the continued decline in the demand for paging service primarily in the consumer and wholesale markets.

Operating expenses, excluding depreciation and amortization: The comparability of operating, selling and general and administrative expenses for the fiscal 2003 and 2002 periods is affected by the inclusion in the fiscal 2003 amounts of certain restructuring costs relating to the Company’s closing of retail stores. Total costs and expenses, as listed below, includes restructuring costs of $2,303,000 and $608,000, included in operating expenses in the Company’s consolidated statement of operations, for fiscal years 2003 and 2002 respectively and impairment charges of $36,589,000 in fiscal year 2001.

	Twelve Months Ended May 31,			Twelve Months Ended May 31,
	2003	2002	Change	2002	2001	Change
Operating expense	$14,460	$15,086	$(626)	$15,086	$15,881	$(795)
Selling expense	4,546	8,403	(3,857)	8,403	8,961	(558)
General and administrative expense	6,461	6,774	(313)	6,774	7,710	(936)

Operating, selling and general and administrative expense	$25,467	$30,263	$(4,796)	$30,263	$32,552	$(2,289)
% of total revenue	73%	65%		65%	58%
Impairment charges Depreciation and amortization	— 4,665	— 6,338	— (1,673)	— 6,338	36,589 10,196	(36,589 (3,858	) )

Total costs and expenses	$30,132	$36,601	$(6,469)	$36,601	$79,337	$(42,736)

The decline in operating, selling and general and administrative expenses for the year ended May 31, 2003 as compared to the year ended May 31, 2002, reflects declines in payroll and commission expense of $2.9 million, advertising expense of $1.2 million, office lease expense of $0.6 million, general office expense, including utilities, office supplies and repairs and maintenance of buildings and equipment of $0.4 million, and insurance expense of $0.1 million related to fewer retail stores and lower sales. Bad debt expense also declined $0.4 million from fiscal year 2003 over fiscal year 2002 resulting primarily from the decline in the Company’s retail paging subscriber base along with increased collections efforts. In addition, third party airtime expense declined $0.8 million due to better rates negotiated by the Company combined with lower use as a result of the decline in the Company’s retail paging subscriber base. Offsetting these declines was an increase in certain restructuring costs of $1.8 million related to the closing of retail stores.

In May 2002, the Company completed a review of the financial performance of its retail stores. This review resulted in the decision to close 22 of the Company’s 66 locations. Provisions for estimated losses on the abandonment of certain leased retail space were $488,000 and the loss recorded on the abandonment of related leasehold improvement costs was $120,000 as of May 31, 2002 and these charges were included in the operating expense of the Company during fiscal 2002.

After completing the Retail Exit Plan discussed in Item 1 “Restructuring Activities” and during the quarter ending February 28, 2003, the Company increased its provision for losses for certain changes in estimates related to the Company’s Retail Exit Plan including $45,000 for personnel related costs and $112,000 for lease obligations. Quarter end November 30, 2002 charges related to the Company’s Retail Exit Plan included $365,000 for the abandonment of certain leased retail space, $34,000 for the abandonment of related leasehold improvements, $411,000 for personnel related costs and $1,426,000 for write-downs on excess furniture and fixtures and computer equipment held for sale. Such charges have been included in operating expenses in the Company’s Consolidated Statement of Operations.

The following table provides a rollforward of store closing liabilities for the years ended May 31, 2002 and 2003:

	(amounts in 000’s)
	Future Lease Payments	Personnel Costs	Total
Balance at May 31, 2001	$—	$—	$—
Additions to provision	488	—	488

Balance at May 31, 2002	$488	$—	$488
Changes in estimates Additions to provision	(214 477)	— 456	(214 933)
Cash outlay	(353)	(456)	(809)

Balance at May 31, 2003	$398	$—	$398

The decline in operating, selling and general and administrative expenses for the year ended May 31, 2002 as compared to the year ended May 31, 2001, reflects declines in bad debt expense of $0.8 million resulting primarily from the decline in the Company’s retail paging subscriber base along with increased collections efforts, a decrease in advertising expense of $0.4 million, a decrease in telephone expense of $0.8 million due to savings on a new long distance contract and a decrease in payroll and commission expense of $0.6 million as a result of the reduction in number of retail stores and lower sales volume in fiscal year 2002. Additionally, the Company reduced third party paging service charges by $0.4 million and reduced its billing costs by $0.2 million from fiscal year 2001. These decreases in expenses were partially offset by increases in professional fees of $0.3 million, tower rents of $0.2 million, insurance expense of $0.1 million and maintenance and repairs of buildings and equipment of $0.1 million.

Operating costs as a percentage of total revenue have increased while the Company’s paging subscriber base continues to decline for the year ended May 31, 2003 as compared to the same period in fiscal year 2002 and fiscal year 2001. The Company has a relatively fixed cost structure related to maintaining its paging network. As paging subscribers and the related recurring revenues continue to decline, operating expenses as a percentage of total revenue will continue to increase until the Company is able to generate sufficient revenue growth in its other product and service offerings.

Depreciation and amortization: Depreciation and amortization expense decreased to $4.7 million in fiscal year 2003 from $6.3 million and $10.2 million in fiscal years 2002 and 2001, respectively. These declines are due primarily to the write off certain fixed and intangible assets during the past three years. The decline in depreciation and amortization expense in fiscal year 2003 is due primarily to a write off of certain paging infrastructure equipment of $0.8 million, write-downs on excess furniture, fixtures and computer equipment held for sale of $1.5 million, and charges to write off leasehold improvements relating to store closings of $0.2 million. The decrease in depreciation and amortization expense in fiscal 2002 was due primarily to the Company writing off all of its intangible assets, primarily purchased goodwill and FCC licenses, by recording a charge equaling the remaining book value of these assets of $36.6 million in May 2001 (see footnote A in the Notes to the Consolidated Financial Statements).

Write-off of equipment: During the second quarter of fiscal 2003, the Company completed verification procedures of its property, plant and equipment. As a result of the procedures performed, certain paging infrastructure equipment was not identified. The Company believes that a significant amount of the equipment not identified is attributable to ongoing significant repair and upgrades of its network performed on its paging infrastructure over the past seven years without always accurately accounting for the replacement or removal of capitalizable infrastructure equipment. During prior periods, the removal of certain equipment during the maintenance process was not recorded. Due to the seven year time period over which this activity likely took place it is impractical for the Company to accurately attribute this loss to the period in which it occurred, therefore, the Company recorded a charge of approximately $810,000 during the second quarter of fiscal 2003 to write off the remaining carrying value of this equipment. The Company believes that the amount of the loss attributable to any prior year is not significant to any prior annual operating results or financial position.

Interest expense: Net interest expense decreased to $0.4 million in fiscal year 2003 from $7.4 million in fiscal 2002, which decreased from $8.8 million in fiscal 2001. The decline in interest expense in fiscal year 2003 as compared to fiscal year 2002, is directly attributable to the Company’s successful restructuring of the senior and junior subordinated debt on May 20, 2002 which resulted in the Company extinguishing approximately $86.2 million in unpaid principal and accrued interest in exchange for approximately $9.8 million in cash and the delivery of a new promissory note in the amount of $2.75 million and certain other securities. Interest expense decreased in fiscal 2002 over fiscal 2001 partly due to the successful completion of the Company’s debt reorganization as well as decreases in the variable interest rates on the Credit Agreement.

Income taxes: The Company’s net operating loss carryforwards were reduced to $0 at May 31, 2002 from approximately $29.5 million at May 31, 2001. Other deferred tax assets were reduced as well. This reduction occurred in accordance with the attribute reduction rules of Internal Revenue Code Section 108 related to the Company’s debt restructuring. A corresponding reduction to the valuation allowance previously recorded against these assets was also recorded and the valuation allowance as of May 31, 2002 was $0.

Financial Condition

Teletouch’s cash balance was $0.7 million at May 31, 2003 as compared to $1.5 million at May 31, 2002. Cash provided by operating activities decreased to $6.7 million in fiscal year 2003 from $10.0 million and $5.7 million in fiscal year 2002 and fiscal year 2001, respectively. The decrease in cash provided by operations during fiscal year 2003 was primarily due to the continued decline in paging and messaging service revenue. The increase in cash provided by operations during fiscal year 2002 was primarily due to the Company ceasing interest payments on the Credit Agreement in June 2001 during the continued negotiations with the lenders to reorganize this senior debt instrument. The Company was successful in restructuring its senior debt in May 2002 by paying its senior lenders an aggregate cash amount of approximately $9,800,000 and delivering a new promissory note to one of the original senior lenders in the amount of $2,750,000 (discussed below under “Senior Debt Reorganization”). Additionally, pursuant to the Restructuring Agreement dated May 17, 2002 by and among TLL Partners, GM Holdings and Teletouch, the two holders of the Company’s Junior Subordinate Notes reached an agreement that released and discharged Teletouch of its Junior Debt obligations without recourse. GM Holdings forgave Teletouch’s debt obligations totaling $3,062,000 including accrued interest and TLL Partners forgave Teletouch’s debt obligations totaling $22,451,000. The Company expects that cash flow provided from operations, together with the Company’s existing credit facilities, will be sufficient to fund its working capital needs in fiscal 2004.

Teletouch’s operations require capital investment to purchase pagers for lease to customers and to acquire paging infrastructure equipment to support the Company’s existing subscribers. Net capital expenditures, including pagers, amounted to $3.6 million, $4.3 million and $6.5 million for fiscal 2003, 2002 and 2001, respectively. The decrease in fiscal 2003 from fiscal 2002 and fiscal 2001 was due to less capital spending on opening new retail stores as well as the Company’s ability to continue to purchase lower cost pagers to lease to customers. Teletouch anticipates that capital expenditures will remain flat in fiscal 2004 as the Company plans to only replace necessary equipment to maintain the paging infrastructure while continuing to purchase an adequate supply of pagers to lease to customers. Teletouch will pay for these expenditures with cash generated from operations.

Under the Company’s credit agreements with First Community Financial Corporation and TLL Partners, the Company has available borrowings of $2.6 million of which $0.9 million was funded as of May 31, 2003.

Obligations and Commitments

The following tables, which includes remaining operating lease obligations related to closed stores, outline what we regard as our significant contractual obligations and commercial commitments as of May 31, 2003.

	Payments Due By Period (in thousands)
Significant Contractual Obligations	Total	2004	2005	2006	2007	Thereafter
Debt	$869	$109	$—	$—	$760	$—
Operating leases	6,497	2,228	1,514	967	792	996

Total significant contractual cash obligations	$7,366	$2,337	$1,514	$967	$1,552	$996

Restructure of Senior Debt

On May 20, 2002, pursuant to agreements executed on May 17, 2002, Teletouch reorganized its debt, retiring approximately $57,100,000 in outstanding principal and $3,600,000 in accrued interest in senior debt owed by Teletouch under its senior credit agreement to a syndicate of commercial lenders, by paying those lenders an aggregate cash amount of $9,800,000 and delivering a promissory note in the principal amount of $2,750,000 to one of the lenders, ING Prime Rate Trust (formerly known as Pilgrim America Prime Rate Trust) (“Pilgrim”) (the “Debt Reorganization”). The Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”) dated as of May 17, 2002 by and among Teletouch and Pilgrim, as administrative agent for the lender, which amended and restated the prior credit agreement affected the Debt Reorganization and resulted in the reduction of the aggregate principal debt under the debt facility to $2,750,000 (the “Pilgrim promissory note”).

The Pilgrim promissory note was collateralized by assets of Teletouch and its subsidiaries including (1) certain real property owned by Teletouch in Tyler, Texas, (2) all of the capital stock of Teletouch Licenses, Inc. (“TLI”), a wholly-owned subsidiary of Teletouch, that owns the paging and other licenses utilized in Teletouch’s operations, (3) all of Teletouch’s and TLI’s respective rights in the License Management Agreement between Teletouch and TLI, pursuant to which Teletouch manages and utilizes the licenses owned by TLI, and (4) certain other collateral as set forth in the Amended Credit Agreement, but excluding the collateral securing the First Community Financial Corporation debt facility described below. See “Agreements with First Community Financial Corporation.”

The Pilgrim promissory note required that the $2,750,000 in principal due under the new loan be repaid in 36 equal monthly installments of principal and interest in the amount of $87,449 commencing June 1, 2002 with interest accruing at an annual rate of nine percent. In addition, Teletouch was to make certain mandatory pre-payments to Pilgrim based on certain calculations required by the Amended Credit Agreement, for events or occurrences arising from any of the following: excess cash flow, casualty events, or debt and equity issuances or sale of assets, as defined by the applicable agreements. The Pilgrim promissory note contained a number of prohibitions and limitations of Teletouch’s activities, including a prohibition of the payment of dividends by Teletouch. Failure to comply with the terms of the Amended Credit Agreement would have resulted in an event of default which in turn would have allowed Pilgrim to terminate the commitment and to declare the borrowings to be due and payable. The new note was collateralized by a new deed of trust, an assignment of rents and leases, an agreement collateralizing all of the capital stock of TLI, and a fixture filing on certain real property in Tyler, Texas.

On December 31, 2002, Teletouch paid off the principal and interest amounts outstanding under the Amended Credit Agreement by remitting a one time payment in the amount of $1,947,874 as full satisfaction of all amounts owed by Teletouch thereunder. The Amended Credit Agreement, together with all security interests in connection therewith was terminated and cancelled as of that date. The Company recognized a gain on the extinguishment of this debt of $510,000. The funds used to payoff the amount included approximately $429,000 received by the Company in December 2002 as the result of a favorable legal settlement.

In order to complete the reorganization of its debt and to provide for necessary working capital financing, Teletouch also entered into new credit agreements with First Community Financial Corporation and TLL Partners, see “Agreement with TLL Partners”. Proceeds from these facilities combined with working capital from the Company were used to fund the cash payments to lenders in the amount of $9,800,000 required to restructure the senior debt.

Agreements with First Community Financial Corporation (“FCFC”)

Also, as of May 17, 2002 and concurrent with the restructuring of its debt, Teletouch executed two promissory notes in favor of FCFC, (a) a $2,000,000 Multiple Advance Promissory Note (“MAP Note”) and (b) a Term Promissory Note in the initial principal amount of $250,000 (“Term Note”, and together with the MAP Note, the “Credit Facility”). Both notes are collateralized by an accounts receivable security agreement (“FCFC Security Agreement”) which gives FCFC a security interest in all accounts receivable and substantially all other assets of the Company, excluding its FCC licenses and certain real property. FCFC is an unrelated third party with no prior relationships with the Company or its affiliates.

The MAP Note provides for a revolving line of credit of up to a maximum amount of $2,000,000. The MAP Note bears interest at a floating rate of 5.25% above the prime rate of Bank One Arizona. The interest rate cannot be less than an annual rate of 10% and interest is payable on the MAP Note on the first day of each month on which there is an outstanding indebtedness under the MAP Note. In addition, Teletouch must make a minimum interest payment of $5,000 each month that the note is outstanding. Borrowings under the MAP Note are limited to amounts which, together with amounts previously borrowed, do not exceed a borrowing base. This borrowing base is defined as 75% of the Company’s eligible commercial accounts receivable and 50% of the Company’s eligible reseller accounts receivable, with certain adjustments. No advances will be made by FCFC if an event of default (as that term is defined under the FCFC Security Agreement) occurs and Teletouch fails to cure the event of default. The MAP Note matures upon the termination of the FCFC Security Agreement. The FCFC Security Agreement provides for an initial term of two years from date of execution and subsequent one-year renewal terms. In consideration for establishing the line of credit, Teletouch paid to FCFC a commitment and funding fee of $30,000 on the date the Company executed the MAP Note. In the event FCFC and Teletouch agree to extend the term of the MAP Note, Teletouch will pay an additional $10,000 on each anniversary of any MAP Note extensions. As of May 31, 2003, borrowings under the MAP Note totaled $109,000.

The Term Note required principal payments in the amount of $5,000 be made to FCFC in 50 consecutive weekly installments. Interest on the principal amount then outstanding is paid monthly. The Term Note bears the same interest rate terms as the MAP Note. The Term Note is also secured by the FCFC Security Agreement. Teletouch paid FCFC a funding and commitment fee of $3,750 upon execution of the Term Note. As of May 31, 2003, the Company has paid the Term Note in full and has no additional borrowings available under this note.

In the event that the amount under the Credit Facility is increased, Teletouch agreed to pay an additional fee of 1.0% of the additional commitment amount to FCFC. Amounts outstanding under the Credit Facility rank senior to amounts outstanding with TLL Partners.

Agreement with TLL Partners

On May 17, 2002, the Company entered into a note agreement with TLL Partners (“TLL Partners”), an entity controlled by Robert McMurrey, Chairman of Teletouch. The agreement allows for borrowings in the aggregate principal amount of $2,200,000 (“TLL Note”). The outstanding principal and accrued interest becomes payable in full May 17, 2007 and accrues interest at the rate of 10% annually. The TLL Note is subordinated to the interest of FCFC and does not require the maintenance of any financial or operating covenants. As of May 31, 2003, borrowings under the TLL Note totaled $760,000.

Preferred Stock and Junior Debt Restructuring Activities

The Company reached an agreement with the two holders of the Company’s junior subordinated debt (the “Junior Debt”), GM Holdings and TLL Partners concerning the Junior Debt held by each of GM Holdings and TLL Partners simultaneously with the restructuring of the senior debt on May 17, 2002 discussed above. The material provisions of the agreement are discussed below.

On May 17, 2002, TLL Partners, paid $800,000 and exercised an option it had previously purchased to acquire all of the Teletouch securities held by Continental Illinois Venture Corporation (“CIVC”) which included $22,451,000 of the total $25,513,000 in outstanding principal and accrued interest under the Junior Debt, 295,649 shares of Teletouch common stock, 2,660,840 warrants to purchase Teletouch common stock, 36,019 shares of Series B Preferred Stock, 324,173 warrants to purchase Series B Preferred Stock, and 13,200 shares of Series A Preferred Stock.

Pursuant to a restructuring agreement the (“Restructuring Agreement) dated May 17, 2002 by and among TLL Partners, GM Holdings and Teletouch, the two holders of the Company’s Junior Debt reached an agreement that released and discharged Teletouch of its Junior Debt obligations without recourse. GM Holdings forgave Teletouch’s debt obligations totaling $3,062,000 including accrued interest and TLL Partners forgave Teletouch’s debt obligations totaling $22,451,000.

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

Pursuant to the Restructuring Agreement dated as of May 17, 2002, by and among TLL Partners, GM Holdings and Teletouch (“Restructuring Parties”), (1) TLL Partners agreed to extend a five-year loan, subordinated to Pilgrim’s interests, in the aggregate principal amount of $2,200,000 to Teletouch (see Note D); (2) GM Holdings agreed to cancel and deliver its Junior Debt, in the amount of approximately $3,062,000 including accrued and unpaid interest, to Teletouch, fully and freely releasing and discharging Teletouch of its Junior Debt obligations without recourse; (3) TLL Partners agreed to cancel and deliver to Teletouch the Junior Debt it acquired from CIVC, in the amount of approximately $22,451,000 including accrued and unpaid interest, fully and freely releasing and discharging Teletouch of its Junior Debt obligations without recourse; (4) Teletouch agreed to issue warrants to purchase 6,000,000 shares of Teletouch common stock to GM Holdings, at a price of $0.01 per share, exercisable commencing three years following the date of issue, redeemable at the option of the holder upon the earlier of a change in control or five years from the date of issue, and terminating eight years following the date of issue, (5) TLL Partners agreed to exchange certain preferred and common stock, as described below, for 1,000,000 shares of Teletouch’s Series C Preferred Stock, par value $.001 per share, and (6) TLL Partners agreed to enter into and to cause each of Rainbow Resources, Inc., Robert M. McMurrey and J. Kernan Crotty, President of Teletouch Communications, Inc., to enter into a Principal Stockholders Agreement. The issuance of the warrants to purchase 6,000,000 shares of Teletouch common stock and the 1,000,000 shares of Series C Preferred Stock was subject to shareholder approval and satisfaction of applicable American Stock Exchange Rules. Additionally, each of the Restructuring Parties agreed that no dividends would accrue, be declared or made on the Series A Preferred Stock or the Series B Preferred Stock pending the completion of the transactions contemplated by the Restructuring Agreement.

The Company received an opinion from a third party that the transactions contemplated by the Restructure Agreement were fair from a financial point of view to the common stockholders, other than the controlling stockholder (“Fairness Opinion”). On November 7, 2002, the Company’s common stockholders voted to approve the security transactions agreed to in the Restructuring Agreement, namely the issuance by the Company of 1,000,000 shares of Series C Preferred Stock and warrants to purchase 6,000,000 shares of the Company’s Common Stock to TLL Partners and GM Holdings, respectively. Additionally, the Company’s common stockholders approved amending Article IV of the Company’s Certificate of Incorporation to increase the authorized common shares from 25,000,000 to 70,000,000 to ensure sufficient common shares were available in the event of exercise of options currently outstanding, the conversion of the Series C Preferred Stock, the exercise of the warrants issued to purchase 6,000,000 shares of the Company’s Common Stock, and in the event of future option grants under the Company’s 2002 Stock Option Plan and any other future issuances.

The Fairness Opinion valued the Series C Preferred Stock and the 6,000,000 warrants to purchase common stock to be issued to GM Holdings at $1,855,000 and $1,345,000, respectively. The Company recorded a portion of the fair value of these securities, $742,000 for the Series C Preferred Stock and $538,000 for the warrants to purchase common stock, as a reduction to the gain on extinguishment of debt during fiscal 2002.

In conjunction with the issuance in November 2002 of the Series C Preferred Stock and 6,000,000 warrants to purchase common stock in exchange for the 15,000 shares of Series A Preferred Stock, the Company recognized a gain of $36,377,000, in the second quarter of fiscal year 2003, that was included in income applicable to common stock and is reflected in the Company’s earnings per share calculations for the year ended May 31, 2003. The amount of the gain represents the amount by which the carrying value of the Series A Preferred Stock as of November 7, 2002 $38,297,000 including accrued dividends recorded in paid in capital, exceeded the $1,920,000 allocated portion of the fair value of the Series C Preferred Stock and 6,000,000 warrants to purchase common stock issued by the Company .

In May 2002, Teletouch, CIVC, CIVC Partners, GM Holdings and certain Teletouch stockholders (the “Stockholders”) entered into a Termination Agreement. The Termination Agreement requires Teletouch, CIVC, CIVC Partners, GM Holdings and the Stockholders to release each other from liability connected with the following investment agreements: (1) the Amended and Restated Subordinated Note, Preferred Stock and Warrant Purchase Agreement dated as of August 3, 1995; (2) the Stockholders Agreement dated as of August 3, 1995; (3) the Registration Agreement dated as of August 3, 1995; (4) the Warrant Agreement dated as of August 3, 1995 and (5) the Option and Securities Purchase Agreement dated August 24, 2001.

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

Series C Preferred Stock: At May 31, 2003, 1,000,000 shares of Series C Preferred Stock with a par value of $0.001 are issued and outstanding.

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

Common Stock Purchase Warrants: At May 31, 2003, the Company has 6,000,000 issued and outstanding warrants (the “GM Warrants”) to purchase shares of Teletouch Common Stock. The GM Warrants will be exercisable beginning in May of 2005, terminating in May of 2010. In May of 2007, the holders of the

GM Warrants may require the Company to redeem the warrants at $0.50 per warrant. Because of this mandatory redemption feature, the Company has recorded the estimated fair value of the GM Warrants as a long-term liability on its consolidated balance sheet, and will adjust the amount to reflect changes in the fair value of the warrants, including accretion in value due to the passage of time, with such changes charged or credited to net income.

Securities Retired Under the Restructuring Agreement: Pursuant to the terms and conditions of the Restructuring Agreement completed upon the approval and issuance of the Series C Preferred Stock and the GM Warrants, the following securities were surrendered to the Company by TLL Partners as of November 27, 2002; a) 15,000 shares of Series A Preferred Stock, b) 85,394 shares of Series B Preferred Stock, c) 2,660,840 common stock purchase warrants, d) 295,649 share of Teletouch common stock, e) 324,172 Series B Preferred Stock purchase warrants. As of May 31, 2003, the Company has 15,000 shares of Series A Preferred Stock and 411,457 shares of Series B Preferred Stock authorized with no shares issued and outstanding. The 295,649 shares of Teletouch common stock surrendered are being held in treasury.

The gain on extinguishment of debt for the year ended May 31, 2002, of approximately $69,600,000 was calculated as follows:

Senior debt, including accrued interest, extinguished	$60,700,000
Junior subordinated debt extinguished	25,500,000
Total	86,200,000
Less:
Cash paid	9,800,000
Pilgrim promissory note, including interest to be paid	3,200,000
Allocated portion of the fair value of the Series C Preferred Stock	700,000
Allocated portion of the fair value of the 6,000,000 warrants to purchase common stock	500,000
Allocated portion of cash paid by significant shareholder	400,000
Write-off of related debt issue costs	1,100,000
Fees and expenses incurred	900,000
Gain on extinguishment of debt	$69,600,000

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk

The risk inherent in Teletouch’s market risk sensitive instruments, such as its credit facilities is the potential loss arising from adverse changes in interest rates. At May 31, 2003, the debt obligation with FCFC, comprised of the MAP Note was subject to a variable interest rate. The MAP Note is a short term revolving line of credit that is borrowed against and repaid as often as daily. Due to the revolving nature of the MAP Note and the Company’s ability to choose whether to obligate itself through borrowings, the inherent risk in the MAP Note is minimal related to changes in interest rates.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item are included in this report beginning on page F-1.

Item 9.	Changes In and Disagreements with Accountants On Accounting and Financial Disclosure

None.

PART III

Item 10.	Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Teletouch incorporates by reference information regarding directors and executive officers from the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held October 9, 2003.

Item 11.	Executive Compensation

Teletouch incorporates by reference information regarding executive compensation from the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held October 9, 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Teletouch incorporates by reference information regarding security ownership of certain beneficial owners and management from the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held October 9, 2003.

Item 13.	Certain Relationships and Related Transactions

Teletouch incorporates by reference information regarding certain relationships and related transactions from the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held October 9, 2003.

Item 14.	Controls and Procedures

In accordance with Item 307 of Regulation S-K promulgated under the Securities Act of 1933, as amended, and within 90 days of the date of this Annual Report on Form 10-K, the Chairman of the Board and the President and Chief Financial Officer of the Company (the “Certifying Officers”) have conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed the Company’s disclosure controls and procedures and have concluded that those disclosure controls and procedures are effective as of the date of this Annual Report on Form 10-K. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. 1350), each of the Certifying Officers executed an Officer’s Certification included in this Annual Report on Form 10-K.

As of the date of this Annual Report on Form 10-K, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15.	Principal Accountant Fees and Services

Teletouch incorporates by reference information regarding principal accountant fees and services from the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held October 9, 2003.

PART IV

Item 16	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) Financial Statements.

Consolidated Balance Sheets as of May 31, 2002 and 2003

Consolidated Statements of Operations for Each of the Three Years in the Period Ended May 31, 2003

Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended May 31, 2003

Consolidated Statements of Shareholders’ Equity (Deficit) for Each of the Three Years in the Period Ended May 31, 2003

Notes to Consolidated Financial Statements

Report of Independent Auditors

(a) (2) Financial Statement Schedules.

Schedule II – Valuation and Qualifying Accounts and Reserves

Schedules, other than those referred to above, have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

(a) (3) Exhibits.

Exhibit Number	Title of Exhibit

21	List of Subsidiaries

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)

32.1	Certification pursuant to 1350, Chapter 63, Title 18 of United States Code

32.2	Certification pursuant to 1350, Chapter 63, Title 18 of United States Code

(b)	Reports on Form 8-K.

Teletouch filed no reports on Form 8-K during the fourth quarter of Fiscal 2003.

Report of Ernst & Young LLP, Independent Auditors

We have audited the accompanying consolidated balance sheets of Teletouch Communications, Inc. and subsidiaries as of May 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended May 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 16(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teletouch Communications, Inc. and subsidiaries at May 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Dallas, Texas

August 15, 2003

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

in thousands, except share data

	May 31
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$688	$1,472
Accounts receivable, net of allowance of $150 in 2003 and $238 in 2002	1,381	2,295
Accounts receivable—related party	68	46
Inventory	2,441	3,630
Deferred income tax assets	191	56
Certificates of deposit, restricted as to use	10	—
Prepaid expenses and other current assets	417	434
Property held for sale	46	—

	5,242	7,933
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $13,803 in 2003 and $18,571 in 2002	10,846	15,659
SUBSCRIBER BASES, net of accumulated amortization of $75 in 2003 and $11 in 2002	2	46

	$16,090	$23,638

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,365	$4,731
Accounts payable—related party	159	—
Short-term debt	109	1,742
Current portion of long-term debt	—	1,049
Current portion of unearned sale/leaseback profit	418	418
Deferred revenue	726	937

	4,777	8,877
LONG-TERM LIABILITIES:
Long term debt, net of current portion	760	2,511
Redeemable common stock purchase warrants	1,470	—
Unearned sale/leaseback profit, net of current portion	1,487	1,907

	3,717	4,418
DEFERRED INCOME TAXES	343	1,042
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY :
Series A cumulative convertible preferred stock, $.001 par value, 15,000 shares authorized in fiscal 2003 and fiscal 2002, 0 shares issued and outstanding in fiscal 2003, 15,000, issued and outstanding in fiscal 2002	—	—
Series B convertible preferred stock, $.001 par value, 411,457 shares authorized in fiscal 2003and fiscal 2002, 0 shares issued and outstanding in fiscal 2003, 85,394 shares issued and outstanding in 2002	—	—
Series C convertible preferred stock, $.001 par value, 1,000,000 shares authorized, issued and outstanding in fiscal 2003, 0 shares authorized, issued and outstanding in fiscal 2002	1	—
Common stock, $.001 par value, 70,000,000 shares authorized in fiscal 2003 and 25,000,000 shares authorized in fiscal 2002, 4,976,189 issued in fiscal 2003 and 4,926,210 issued in fiscal 2002	5	5
Treasury Stock, 429,209 shares held in fiscal 2003 and 133,560 shares held in 2002	(185)	(97)
Additional paid-in capital	26,834	28,034
Accumulated deficit	(19,402)	(18,641)

	7,253	9,301

	$16,090	$23,638

See Accompanying Notes to Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share amounts)

	Year ended May 31,
	2003	2002	2001
Service, rent, and maintenance revenue	$27,929	$34,335	$42,929
Product sales revenue	6,893	12,234	13,366

Total revenues	34,822	46,569	56,295
Net book value of products sold	(5,315)	(8,539)	(13,405)

	29,507	38,030	42,890
Costs and expenses:
Operating	14,460	15,086	15,881
Selling	4,546	8,403	8,961
General and administrative	6,461	6,774	7,710
Depreciation and amortization	4,665	6,338	10,196
Impairment charges	—	—	36,589

Total costs and expenses	30,132	36,601	79,337

Operating income (loss)	(625)	1,429	(36,447)
Loss on disposal of assets	(253)	(109)	(237)
Write-off of equipment	(810)	—	—
Gain on extinguishment of debt	510	69,571	—
Gain on litigation settlement	429	—	—
Loss on investments	—	—	(356)
Interest expense, net	(384)	(7,412)	(8,775)

Income (Loss) before income taxes	(1,133)	63,479	(45,815)
Income tax benefit	(372)	—	—

Income (Loss)	(761)	63,479	(45,815)
Preferred stock dividends	—	(4,789)	(4,302)
Gain on preferred stock transaction	36,377	—	—

Net income (loss) applicable to common stockholders	$35,616	$58,690	$(50,117)

Earnings (loss) per share—basic	$7.67	$12.14	$(10.65)
Earnings (loss) per share— diluted	$0.39	$0.64	$(10.65)

Weighted average shares outstanding-basic	4,644,978	4,834,255	4,706,393
Weighted average shares outstanding-diluted	92,053,503	98,893,353	4,706,393

See Accompanying Notes to Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended May 31,
	2003	2002	2001
Operating Activities:
Net income (loss)	$(761)	$63,479	$(45,815)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,665	6,338	10,196
Impairment charges	—	—	36,589
Gain on extinguishment of debt	(510)	(69,571)	—
Non-cash compensation expense	11	31	—
Non-cash interest expense	125	6,999	3,600
Write-down—assets held for sale	1,460	—	—
Provision for inventory impairment	—	—	474
Provision for losses on accounts receivable	400	843	1,647
Loss on disposal of assets	253	229	237
Write-off of equipment	810	—	—
Amortization of unearned sale/leaseback profit	(420)	(420)	(420)
Loss on investments	—	—	356
Deferred income taxes	(834)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	493	(833)	(1,735)
Inventories	2,382	1,431	1,555
Prepaid expenses and other assets	(4)	99	1,131
Accounts payable and accrued expenses	(1,206)	1,700	(1,766)
Deferred revenue	(211)	(375)	(397)

Net cash provided by operating activities	6,653	9,950	5,652
Investing Activities:
Capital expenditures, including pagers	(3,563)	(4,258)	(6,479)
Acquisitions, net of cash acquired	—	(57)	(239)
Deferred costs associated with acquisitions	—	—	46
Redemption of certificates of deposit	—	101	649
Purchase of certificates of deposit	(10)	—	—
Net proceeds from sale of assets	59	25	132

Net cash used for investing activities	(3,514)	(4,189)	(5,891)
Financing Activities:
Purchase of treasury stock	—	(35)	(62)
Proceeds from borrowings	310	2,801
Payments on debt	(4,233)	(713)	(2528)
Debt extinguishment costs	—	(10,341)	—

Net cash used for financing activities	(3,923)	(8,288)	(2,590)

Net increase (decrease) in cash and cash equivalents	(784)	(2,527)	(2,829)
Cash and cash equivalents at beginning of period	1,472	3,999	6,828

Cash and cash equivalents at end of period	$688	$1,472	$3,999

See Accompanying Notes to Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(In Thousands Except Number of Shares)

			Preferred Stock						Additional Paid-In Capital			Accumulated Earnings (Deficit)
	Series A		Series B		Series C		Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance at May 31, 2000	15,000	$—	87,286	$—	—	$—	4,298,192	$4	$24,863	—	$—	$(36,305)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(45,815)
Acquisition of business	—	—	—	—	—		600,000	1	1,500	—	—	—
Conversion of preferred stock	—	—	(1,261)	—	—		11,352	—	—	—	—	—
Exercise of warrants	—	—	—	—	—	—	16,666	—	—	—	—	—
Purchase of Treasury Stock	—	—	—	—	—	—	—	—	—	49,400	(62)	—

Balance at May 31, 2001	15,000	$—	86,025	$—	—	$—	4,926,210	$5	$26,363	49,400	$(62)	$(82,120)
Net income	—	—	—	—	—	—	—	—	—	—	—	63,479
Securities to be issued upon concurring shareholder vote	—	—	—	—	—	—	—	—	1,640	—	—	—
Compensation earned under employee stock option plan	—	—	—	—	—	—	—	—	31	—	—	—
Other	—	—	(631)	—	—	—	—	—	—	—	—	—
Purchase of Treasury Stock	—	—	—	—	—	—	—	—	—	84,160	(35)	—

Balance at May 31, 2002	15,000	$—	85,394	$—	—	$—	4,926,210	$5	$28,034	133,560	$(97)	$(18,641)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(761)
Stock issuance and retirement related to debt and equity restructure in May 2002 and approved by Shareholders in November 2002	(15,000)	—	(85,394)	—	1,000,000	$1	—	—	(1,248)	295,649	(88)	—
Compensation earned under employee stock option plan	—	—	—	—	—	—	—	—	11	—	—	—
Exercise of warrants	—	—	—	—	—	—	49,979	—	37	—	—	—

Balance at May 31, 2003	—	$—	—	—	1,000,000	$1	4,976,189	$5	$26,834	429,209	$(185)	$(19,402)

See Accompanying Notes to Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—SIGNIFICANT ACCOUNTING POLICIES

Organization: Teletouch operates in the wireless telecommunications industry, providing paging and messaging, cellular, telemetry and two-way radio services to a diversified customer base. The Company provides services in non-major metropolitan areas and communities including Alabama, Arkansas, Louisiana, Mississippi, Missouri, Oklahoma, Texas, Tennessee and Florida. The Company has 22 service centers, 2 retail stores and 5 two-way radio shops in those states. Through inter-carrier arrangements, Teletouch also provides nationwide and expanded regional coverage. The Company had no foreign operations.

Principles of Consolidation: The consolidated financial statements include the accounts of Teletouch Communications, Inc. and its wholly-owned subsidiaries (together, “Teletouch” or “the Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates: Preparing financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions. Those assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents: Cash equivalents are recorded at cost, which approximates market, and include investments in financial instruments with maturities of three months or less at the time of purchase.

Allowance for Doubtful Accounts: Estimates are used in determining the allowance for doubtful accounts and are based on historic collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages Teletouch reviews historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues; Teletouch compares the ratio of the reserve to gross receivables to historic levels and Teletouch monitors collections amounts and statistics. Teletouch’s allowance for doubtful accounts was $0.2 million at May 31, 2003 and 2002.

Inventories: The Company’s inventories consist of pagers, cellular telephones, prepaid cellular and long distance phone cards, telemetry equipment, two-way radios, accessories, and spare parts held for sale. Inventories are carried at the lower of cost or market using the weighted-average first-in, first-out method. Reserves for inventory obsolescence are computed using estimates that are based on sales trends, a ratio of inventory to sales, and a review of specific categories of inventory. In establishing its reserve, Teletouch reviews historic inventory obsolescence experience including comparisons of previous write-offs to provision for inventory obsolescence and the inventory count compared to recent sales trends. The reserve for inventory obsolescence was $0.2 million at May 31, 2003 and $0.3 million at May 31, 2002.

Property, Plant and Equipment: Property, plant and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the following estimated useful lives.

Pagers	3 years
Paging infrastructure	5-15 years
Building and improvements	10-20 years
Other equipment	5-10 years
Leasehold improvements	Shorter of estimated useful life or term of lease

During the second quarter of fiscal 2003, the Company completed verification procedures of its property, plant and equipment. As a result of the procedures performed, certain paging infrastructure equipment was not identified. The Company believes that a significant amount of the equipment not identified is attributable to ongoing significant repair and upgrades of its network performed on its paging infrastructure over the past seven years without always accurately accounting for the replacement or removal of capitalizable infrastructure equipment. During prior periods, the removal of certain equipment during the maintenance process was not recorded. Due to the seven year time period over which this activity likely took place it is impractical for the Company to accurately attribute this loss to the period in which it occurred, therefore, the Company recorded a charge of approximately $810,000 during the second quarter of fiscal 2003 to write off the remaining carrying value of this equipment. The Company believes that the amount of the loss attributable to any prior year is not significant to any prior annual operating results or financial position.

Impairment of Long-lived Assets: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets” Teletouch evaluates the recoverability of the carrying value of its long-lived assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, Teletouch must project estimated cash flows which are based on various operating assumptions such as average revenue per unit in service, disconnect rates, sales productivity ratios and expenses. Management develops these cash flow projections on a periodic basis and reviews the projections based on actual operating trends. The projections assume that general economic conditions will continue unchanged throughout the projection period and that their potential impact on capital spending and revenues will not fluctuate. Projected revenues are based on the Company’s estimate of units in service and average revenue per unit, as well as revenue from various new product initiatives. Projected revenues assume a continued decline in traditional messaging units in service throughout the projection period, which is partially offset by growth of advanced messaging units in service and revenue from the new product initiatives. Projected operating expenses are based upon historic experience and expected market conditions adjusted to reflect an expected decrease in expenses resulting from cost saving initiatives. During the fourth quarter of fiscal 2001, the Company determined that the remaining net book value of its long-lived assets was substantially impaired and the recovery of such amounts through future operations or disposition was unlikely. Accordingly, management estimated the future discounted cash flows and determined the goodwill and FCC licenses were significantly impaired and therefore recorded a charge equal to the remaining net book value of these assets of $36.6 million. During the second quarter of fiscal

2003, the Company restructured its operations and exited its retail distribution channel by closing all but 2 of its retail locations. The Company restructured the operations of 22 other retail stores to serve as service centers to provide customer service to its existing customer base. As a result of the closure of its retail stores, the Company identified excess furniture and fixtures and computer equipment used previously in its retail business and is actively trying to sell these assets. Teletouch classified these excess assets as Assets Held for Sale and has recorded a charge to reduce the carrying value of these assets to their estimated recoverable value less any anticipated disposition costs. In the second quarter of fiscal 2003, the Company reduced the carrying value of these assets now classified as Assets Held for Sale from $1.7 million to $0.2 million by recording a charge of $1.5 million to restructuring expense which is a component of operating expenses in the Company’s consolidated statement of operations. Teletouch is actively marketing these assets to various potential buyers, including its resellers and other customers. At May 31, 2003, the Company has less than $0.1 million of these Assets Held for Sale remaining which are expected to be sold during the first half of fiscal 2004.

Teletouch’s review of the carrying value of its long-lived assets at May 31, 2003 indicates that the carrying value of these assets is recoverable through future estimated cash flows. If the cash flow estimates, or the significant operating assumptions upon which they are based, change in the future, Teletouch may be required to record additional impairment charges related to its long-lived assets.

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

Advertising Costs: All costs related to advertising activities begun during the fiscal year are expensed when incurred. Advertising costs were $0.4 million, $1.6 million, and $2.0 million in fiscal 2003, 2002, and 2001, respectively.

Stock-based Compensation: The Company grants stock options for a fixed number of shares to employees with stock option exercise prices equal to the fair market value of the shares on the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”.

The following table illustrates the effect on net income and earnings per share if the fair value-based method had been applied to all outstanding awards in each period (in thousands except per share amounts):

	2003	2002	2001
Net income (loss) applicable to common stockholders	$35,616	$58,690	$(50,117)
Plus stock-based employee compensation expense included in reported net income, net of related tax effects	7	31	—
Less total stock-based employee compensation determined under fair-value-based method, net of related tax effects	(41)	95	(176)

Pro forma net income (loss)	$35,582	$58,816	$(50,293)

Pro forma earnings (loss) per share:
Basic	$7.66	$12.17	$(10.69)

Diluted	$0.39	$0.64	$(10.69)

Earnings (Loss) Per Share: Basic earnings (loss) per share was determined by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share amounts were similarly computed, but included the effect, when dilutive, of the Company’s weighted average number of stock options outstanding and the weighted average number of common shares that would be issuable upon conversion of the Company’s convertible preferred securities and the exercise of the Company’s common stock purchase warrants. To determine diluted earnings per share, dividends on the Company’s Series A Preferred Stock have been added back to net income in fiscal 2002 to reflect assumed conversions. Potentially dilutive securities have not been considered in the computation of loss per share in fiscal 2001 because the effect would be antidilutive.

Earnings (loss) per share amounts are calculated as follows (in thousands except per share amounts):

	2003	2002	2001
Net income (loss) applicable to common stockholders—basic	$35,616	$58,690	$(50,117)
Plus dividends on the assumed conversion of the Series A Preferred Stock	—	4,789	—
Plus accretion on redeemable common stock purchase warrants	125	—	—

Net income (loss) applicable to common stock—diluted	$35,741	$63,479	$(50,117)

Average shares outstanding:
Basic	4,645	4,834	4,706
Effect of dilutive securities:
Stock options	159	151	—
Common stock purchase warrants	4,411	2,597	—
Series C Preferred Stock	24,689	—	—
Series B Preferred Stock	1,077	2,461	—
Series A Preferred Stock	57,073	88,850	—

Diluted shares outstanding	92,054	98,893	4,706

Earnings (loss) per Share:
Basic	$7.67	$12.14	$(10.65)

Diluted	$0.39	$0.64	$(10.65)

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

Concentration of Credit Risk: Teletouch provides paging and other wireless telecommunications services to a diversified customer base of businesses and individual consumers, primarily in non-metropolitan areas and communities in the southeast United States. As a result, no significant concentration of credit risk exists. The Company performs periodic credit evaluations of its customers to determine individual customer credit risks and promptly terminates services for nonpayment, but does not require collateral to support customer receivables. Credit losses have been within management’s expectations.

Financial Instruments: Management believes that the carrying value of its financial instruments approximates fair value.

Reclassification: Certain reclassifications have been made in the fiscal 2002 and 2001 financial statements to conform to the fiscal year 2003 presentation.

New Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 is effective for years beginning after December 15, 2001 and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS No. 144 provides a single accounting model for disposition of long-lived assets. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held for sale. The new rules also will supersede the provisions of the Accounting Principles Board Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred. In addition, more dispositions will qualify for discontinued operations treatment in the income statement. Teletouch adopted SFAS No. 144 effective June 1, 2002. In November 2002, the Company restructured its operations and exited its retail distribution channel by closing all but 2 of its retail locations. The Company restructured the operations of 22 other retail stores to serve as service centers to provide customer service to its existing customer base. As a result of the closure of its retail stores, the Company has identified excess furniture and fixtures and computer equipment used previously in its retail business and is actively trying to sell these assets. Teletouch has classified these excess assets as Assets Held for Sale and has recorded a charge to reduce the carrying value of these assets to their estimated recoverable value less any anticipated disposition costs. During the quarter ended November 30, 2002, the Company reduced the carrying value of these assets now classified as Assets Held for Sale from $1.7 million to $0.2 million by recording a charge of $1.5 million to restructuring expense which is a component of operating expenses in the Company’s consolidated statement of operations. At May 31, 2003, the Company has less than $0.1 million of these Assets Held for Sale remaining which are expected to be sold during the first half of fiscal 2004. Teletouch’s review of the carrying value of its remaining long-lived assets held for use at May 31, 2003 indicated that the carrying value of these assets is recoverable through future estimated cash flows. If the cash flow estimates, or the significant operating assumptions upon which they are based, change in the future, Teletouch may be required to record impairment charges related to its long-lived assets.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires that gains and losses form extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 (“Opinion No. 30”). Applying the provision of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent and meet criteria for classification as an extraordinary item. As allowed under the provision of SFAS No. 145, we adopted SFAS No. 145 as of May 31, 2002. In accordance with SFAS No. 145, we have included gains on the extinguishment of debt in income before income taxes.

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

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, and Amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures about the method of accounting for stock-based compensation and the effect of the method used on reported results in both annual and interim financial statements. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company has adopted the annual disclosure provisions of SFAS No. 148 and enhanced disclosures related to the accounting for stock-based employee compensation are provided in “Stock-based Compensation” in footnote A to the consolidate financial statements.

Risks and Uncertainties: The Company’s future results of operations and financial condition could be impacted by the following factors, among others:

•	the ability to finance and manage expected growth;

•	subscriber attrition and reduction in ARPU;

•	the impact of competitive services, products and pricing;

•	the ongoing relationship with the telemetry carriers and vendors;

•	dependence upon key personnel;

•	legal proceedings;

•	the Company’s ability to maintain compliance with the American Stock Exchange requirements for continued listing of its common stock;

•	federal and state governmental regulation of the two-way and cellular telecommunications industries;

•	the ability to maintain, operate and upgrade the Company’s information systems network;

•	the demand for and acceptance of products and services offered;

•	the ability to successfully market and service the telemetry business, and other new lines of business that the Company may enter in the future;

•	the ability to maintain compliance with the covenants in the Company’s loan facilities (see Note B);

NOTE B—DEBT AND EQUITY RESTRUCTURING

Debt consisted of the following at May 31 (in thousands):

	2003	2002
Pilgrim promissory note	$—	$3,060
TLL note—affiliate	760	500
FCFC MAP note	109	1,502
FCFC term note	—	240

	869	5,302
Less short-term debt	109	1,742
Less current portion of long-term debt	—	1,049

	$760	$2,511

Restructure of Senior Debt

On May 20, 2002, pursuant to agreements executed on May 17, 2002, Teletouch reorganized its debt, retiring approximately $57,100,000 in outstanding principal and $3,600,000 in accrued interest in senior debt owed by Teletouch under its senior credit agreement to a syndicate of commercial lenders, by paying those lenders an aggregate cash amount of $9,800,000 and delivering a Promissory Note in the principal amount of $2,750,000 to one of the lenders, ING Prime Rate Trust (formerly known as Pilgrim America Prime Rate Trust) (“Pilgrim”) (the “Debt Reorganization”). The Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”) dated as of May 17, 2002 by and among Teletouch and Pilgrim, as administrative agent for the lender, which amended and restated the prior credit agreement effected the Debt

Reorganization and resulted in the reduction of the aggregate principal debt under the debt facility to $2,750,000 (the “Pilgrim promissory note”).

The Pilgrim promissory note is collateralized by assets of Teletouch and its subsidiaries including (1) certain real property owned by Teletouch in Tyler, Texas, (2) all of the capital stock of Teletouch Licenses, Inc. (“TLI”), a wholly-owned subsidiary of Teletouch, that owns the paging and other licenses utilized in Teletouch’s operations, (3) all of Teletouch’s and TLI’s respective rights in the License Management Agreement between Teletouch and TLI, pursuant to which Teletouch manages and utilizes the licenses owned by TLI, and (4) certain other collateral as set forth in the Amended Credit Agreement, but excluding the collateral securing the First Community Financial Corporation debt facility described below. See “Agreements with First Community Financial Corporation.”

The Pilgrim promissory note requires that the $2,750,000 in principal due under the new loan be repaid in 36 equal monthly installments of principal and interest in the amount of $87,449 commencing June 1, 2002 with interest accruing at an annual rate of nine percent. In addition, Teletouch must make certain mandatory pre-payments to Pilgrim based on certain calculations required by the Amended Credit Agreement, for events or occurrences arising from any of the following: excess cash flow, casualty events, or debt and equity issuances or sale of assets, as defined by the applicable agreements. The Amended Credit Agreement contains a number of prohibitions and limitations of Teletouch’s activities, including a prohibition of the payment of dividends by Teletouch. Failure to comply with the terms of the Amended Credit Agreement will result in an event of default which in turn will allow Pilgrim to terminate the commitment and to declare the borrowings to be due and payable. The new note is collateralized by a new deed of trust, an assignment of rents and leases, an agreement collateralizing all of the capital stock of TLI, and a fixture filing on certain real property in Tyler, Texas.

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

In order to complete the reorganization of its debt and to provide for necessary working capital financing, Teletouch also entered into new credit agreements with First Community Financial Corporation and TLL Partners. Proceeds from these facilities combined with working capital from the Company were used to fund the cash payments to lenders in the amount of $9,800,000 required to restructure the senior debt in May 2002.

Agreements with First Community Financial Corporation (“FCFC”)

Concurrent with the restructuring of its debt, Teletouch executed two promissory notes in favor of FCFC, (a) a $2,000,000 Multiple Advance Promissory Note (“MAP Note”) and (b) a Term Promissory Note in the initial principal amount of $250,000 (“Term Note”, and together with the MAP Note, the “Credit Facility”). Both notes are collateralized by an accounts receivable security agreement (“FCFC Security Agreement”) which gives FCFC a security interest in all accounts receivable and substantially all other assets of the Company, excluding its FCC licenses and certain real property. FCFC is an unrelated third party with no prior relationships with the Company or its affiliates.

The MAP Note provides for a revolving line of credit of up to a maximum amount of $2,000,000. The MAP Note bears interest at a floating rate of 5.25% above the prime rate of Bank One Arizona. The interest rate cannot be less than an annual rate of 10% and interest is payable on the MAP Note on the first day of each month on which there is an outstanding indebtedness under the MAP Note. In addition, Teletouch must make a minimum interest payment of $5,000 each month. Borrowings under the MAP Note are limited to amounts which, together with amounts previously borrowed, do not exceed a borrowing base. This borrowing base is defined as 75% of the Company’s eligible commercial accounts receivable and 50% of the Company’s eligible reseller accounts receivable, with certain adjustments. No advances will be made by FCFC if an event of default (as that term is defined under the FCFC Security Agreement) occurs and Teletouch fails to cure the event of default. The MAP Note matures upon the termination of the FCFC Security Agreement. The FCFC Security Agreement provides for an initial term of two years from date of execution and subsequent one-year renewal terms. In consideration for establishing the line of credit, Teletouch paid to FCFC a commitment and funding fee of $30,000 on the date the Company executed the MAP Note. In the event FCFC and Teletouch agree to extend the term of the MAP Note, Teletouch will pay an additional $10,000 on each anniversary of any MAP Note extensions. As of May 31, 2003, borrowings under the MAP Note totaled $109,000.

The Term Note requires principal payments in the amount of $5,000 be made to FCFC in 50 consecutive weekly installments. Interest on the principal amount then outstanding is paid monthly. The Term Note bears the same interest rate terms as the MAP Note. The Term Note is also secured by the FCFC Security Agreement. Teletouch paid FCFC a funding and commitment fee of $3,750 upon execution of the Term Note. As of May 31, 2003, the Company has paid the Term Note in full and has no additional borrowings available under this note.

In the event that the amount under the Credit Facility is increased, Teletouch agreed to pay an additional fee of 1.0% of the additional commitment amount to FCFC. Amounts outstanding under the Credit Facility rank senior to amounts outstanding with TLL Partners.

Agreement with TLL Partners

On May 17, 2002, the Company entered into a note agreement with TLL Partners (“TLL Note”), an entity controlled by Robert McMurrey, Chairman of Teletouch, which allows for borrowings in the aggregate principal amount of $2,200,000. The outstanding principal and accrued interest becomes payable in full May 17, 2007 and accrues interest at the rate of 10% annually. The TLL Note is subordinated to the interest of FCFC and does not require the maintenance of any financial or operating covenants. As of May 31, 2003, borrowings under the TLL Note totaled $760,000.

Preferred Stock and Junior Debt Restructuring Activities

The Company reached an agreement with the two holders of the Company’s junior subordinated debt (the “Junior Debt”), GM Holdings and TLL Partners concerning the Junior Debt held by each of GM Holdings and TLL Partners simultaneously with the restructuring of the senior debt discussed above. The material provisions of the agreement are discussed below.

On May 17, 2002, TLL Partners, paid $800,000 and exercised an option it had previously purchased to acquire all of the Teletouch securities held by Continental Illinois Venture Corporation (“CIVC”) which included $22,451,000 of the total $25,513,000 in outstanding principal and accrued interest under the Junior Debt, 295,649 shares of Teletouch common stock, 2,660,840 warrants to purchase Teletouch common stock, 36,019 shares of Series B Preferred Stock, 324,173 warrants to purchase Series B Preferred Stock, and 13,200 shares of Series A Preferred Stock.

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

Pursuant to the Restructuring Agreement dated as of May 17, 2002, by and among TLL Partners, GM Holdings and Teletouch (“Restructuring Parties”), (1) TLL Partners agreed to extend a five-year loan, subordinated to Pilgrim’s interests, in the aggregate principal amount of $2,200,000 to Teletouch ; (2) GM Holdings agreed to cancel and deliver its Junior Debt, in the amount of approximately $3,062,000 including accrued and unpaid interest, to Teletouch, fully and freely releasing and discharging Teletouch of its Junior Debt obligations without recourse; (3) TLL Partners agreed to cancel and deliver to Teletouch the Junior Debt it acquired from CIVC, in the amount of approximately $22,451,000 including accrued and unpaid interest, fully and freely releasing and discharging Teletouch of its Junior Debt obligations without recourse; (4) Teletouch agreed to issue warrants to purchase 6,000,000 shares of Teletouch common stock to GM Holdings, at a price of $0.01 per share, exercisable commencing three years following the date of issue, redeemable at the option of the holder upon the earlier of a change in control or five years from the date of issue, and terminating eight years following the date of issue, (5) TLL Partners agreed to exchange certain preferred and common stock, as described below, for 1,000,000 shares of Teletouch’s Series C Preferred Stock, par value $.001 per share, and (6) TLL Partners agreed to enter into and to cause each of Rainbow Resources, Inc., Robert M. McMurrey and J. Kernan Crotty, President of Teletouch Communications, Inc., to enter into a Principal Stockholders Agreement. The issuance of the warrants to purchase 6,000,000 shares of Teletouch common stock and the 1,000,000 shares of Series C Preferred Stock was subject to shareholder approval and satisfaction of applicable American Stock Exchange Rules. Additionally, each of the Restructuring Parties agreed that no dividends would accrue, be declared or made on the Series A Preferred Stock or the Series B Preferred Stock pending the completion of the transactions contemplated by the Restructuring Agreement.

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

Based on the estimated fair value of the Series C Preferred Stock and the 6,000,000 warrants to purchase common stock to be issued to GM Holdings of $1,855,000 and $1,345,000, respectively, the Company recorded a portion of the fair value of these securities, $742,000 for the Series C Preferred Stock and $538,000 for the warrants to purchase common stock, as a reduction to the gain on extinguishment of debt during fiscal 2002.

In conjunction with the issuance of the Series C Preferred Stock and 6,000,000 warrants to purchase common stock in exchange for the 15,000 shares of Series A Preferred Stock, the Company recognized a gain of $36,377,000, in the second quarter of fiscal year 2003, that was included in income applicable to common stock and is reflected in the Company’s earnings per share calculations for the year ended May 31, 2003. The amount of the gain represents the amount by which the carrying value of the Series A Preferred Stock as of November 7, 2002 ($38,297,000) which included accrued dividends which were recorded in paid in capital, exceeded the allocated portion of the fair value of the Series C Preferred Stock and 6,000,000 warrants to purchase common stock issued by the Company ($1,920,000).

In addition, Teletouch, CIVC, CIVC Partners, GM Holdings and certain Teletouch stockholders (the “Stockholders”) entered into a Termination Agreement. The Termination Agreement requires Teletouch, CIVC, CIVC Partners, GM Holdings and the Stockholders to release each other from liability connected with the following investment agreements: (1) the Amended and Restated Subordinated Note, Preferred Stock and Warrant Purchase Agreement dated as of August 3, 1995; (2) the Stockholders Agreement dated as of August 3, 1995; (3) the Registration Agreement dated as of August 3, 1995; (4) the Warrant Agreement dated as of August 3, 1995 and (5) the Option and Securities Purchase Agreement dated August 24, 2001.

The gain on extinguishment of debt for the year ended May 31, 2002, of approximately $69,600,000 was calculated as follows:

Senior debt, including accrued interest, extinguished	$60,700,000
Junior subordinated debt extinguished	25,500,000
Total	86,200,000
Less:
Cash paid	9,800,000
Pilgrim promissory note, including interest to be paid	3,200,000
Allocated portion of the fair value of the Series C Preferred Stock	700,000
Allocated portion of the fair value of the 6,000,000 warrants to purchase common stock	500,000
Allocated portion of cash paid by significant shareholder	400,000
Write-off of related debt issue costs	1,100,000
Fees and expenses incurred	900,000
Gain on extinguishment of debt	$69,600,000

Maturities: Scheduled maturities of debt outstanding at May 31, 2003 are as follows:2004—$0.1 million; 2005—$0 million; 2006 - $0 million; 2007—$0.8 million.

Interest: Cash paid for interest during 2003, 2002, and 2001 was approximately $0.3 million, $0.3 million, and $5.4 million, respectively.

NOTE D—CERTIFICATES OF DEPOSIT

As of May 31, 2003 and 2002, Teletouch had deposited $10,000 and $0 into one-year certificates of deposits with banks to support letters of credit issued to cellular service.

NOTE E—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	2003	2002
Leased pagers	4,417	5,431
Paging infrastructure	16,865	19,825
Buildings and improvements	901	1,367
Other equipment	2,466	7,607

	24,649	34,230
Accumulated depreciation	(13,803)	(18,571)

	$10,846	$15,659

Depreciation expense was $4.6 million, $6.3 million and $6.8 million in fiscal 2003, 2002, and 2001, respectively.

NOTE F—PROVISION FOR LEASE ABANDONMENT AND OTHER COSTS

In May 2002, the Company completed a review of the financial performance of its retail stores. This review resulted in the decision to close 22 of the Company’s 66 locations. Provisions for estimated losses on the abandonment of certain leased retail space were $488,000 and the loss recorded on the abandonment of related leasehold improvement costs was $120,000 as of May 31, 2002 and are included in operating expenses in the Company’s consolidated statement of operations.

Subsequent to the retail store closings discussed above, the Company evaluated the profitability of the remaining retail stores and its overall retail distribution channel. This evaluation was completed in November 2002 and the Company developed a restructuring plan to exit the retail business and focus the Company on its direct distribution channels (“Retail Exit Plan”). The Retail Exit Plan resulted in the closing of an additional 10 of the Company’s retail locations, transferring 4 of its retail locations to an affiliated company, the conversion of 22 of its retail locations to customer service centers and the reduction of its workforce by 111 people. In addition, during the second quarter and prior to the execution of the Retail Exit Plan, the Company’s leases on 2 of its retail stores expired and the Company decided not to renew these leases and closed the stores. As of May 31, 2003, the Retail Exit Plan was completed with the exception of the closure of 1 retail store which was closed in July 2003. As a result of the Retail Exit Plan the Company has 22 customer service centers, 1 retail store and 5 two-way radio shops remaining through which it will service it’s customer base. As a result of the Retail Exit Plan and during the quarter ending February 28, 2003, the Company increased its provision for losses for certain changes in estimates related to the Company’s Retail Exit Plan including $45,000 for personnel related costs and $112,000 for lease obligations. Quarter end November 30, 2002 charges related to the Company’s Retail Exit Plan included $365,000 for the abandonment of certain leased retail space, $34,000 for the abandonment of related leasehold improvements, $411,000 for personnel related costs and $1,426,000 for write-downs on excess furniture and fixtures and computer equipment held for sale (see Note A). Such charges have been included in operating expenses in the Company’s Consolidated Statement of Operations.

The following table provides a rollforward of the Retail Exit Plan liabilities for the years ended May 31, 2003 and 2002:

	(amounts in 000’s)
	Future Lease Payments	Personnel Costs	Total
Balance at May 31, 2001	$—	$—	$—
Additions to provision	488	—	488

Balance at May 31, 2002	$488	$—	$488
Changes in estimates Additions to provision	(214 477)	— 456	(214 933)
Cash outlay	(353)	(456)	(809)

Balance at May 31, 2003	$398	$—	$398

The remaining amount at May 31, 2003 of $398,000 is expected to be paid through 2005. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates.

NOTE G—INCOME TAXES

Teletouch uses the liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences reverse.

The Company made a cash payment of $571,000 during the first quarter of fiscal 2004 for fiscal year 2003 estimated federal income taxes. The Company made no cash payments for federal income taxes in fiscal 2002 and 2001.

The Company’s net operating loss carryforwards were reduced to $0 at May 31, 2002 from approximately $29.5 million at May 31, 2001. Other deferred tax assets were reduced as well. This reduction occurred in accordance with the attribute reduction rules of Internal Revenue Code Section 108 related to the Company’s debt restructuring (see Note B). A corresponding reduction to the valuation allowance previously recorded against these assets was also recorded and the valuation allowance at May 31, 2002 was $0.

Significant components of Teletouch’s deferred income tax liabilities and assets as of May 31, 2003 and 2002 follow (in thousands):

	2003	2002
Deferred income tax liabilities:
Depreciation methods	$2,720	$2,362
Other	100	100

Total deferred income tax liabilities	$2,820	$2,462
Deferred income tax assets:
Intangible assets	1,733	598
Allowance for doubtful accounts	51	88
Unrecognized gain	648	790
Accrued liabilities	236	—

Total deferred income tax assets	2,668	1,476

Net deferred income tax liability	$152	$986

The provision for income taxes for each of the last three fiscal years consists of the following (in thousands):

	2003	2002	2001
Current	$462	$—	$—
Deferred	(834)	—	—

	$(372)	$—	$—

A reconciliation from the federal statutory income tax rate to the effective income tax rate for the fiscal years 2003, 2002, and 2001 follows:

	2003	2002	2001
Statutory income tax rate (benefit)	(34.0)%	34.0%	(34.0)%
Change in valuation allowance	—	(34.0)%	26.9%
Expenses not deductible for tax purposes	1.2%	—	7.2%
Other	—	—	(0.1)%

Effective income tax rate	(32.8)%	—	—

NOTE H—COMMITMENTS AND CONTINGENCIES

Teletouch leases buildings, transmission towers, and equipment under non-cancelable operating leases. These leases contain various renewal terms and restrictions as to use of the property, and some leases have built-in escalation clauses. Rent expense (in thousands) was $3,405, $3,960, and $3,855 in fiscal 2003, 2002, and 2001, respectively. Future minimum rental commitments under non-cancelable leases, including amounts related to closed stores, are as follows (in thousands):

2004	$2,228
2005	1,514
2006	967
2007	792
2008	749
2009 and thereafter	247

$6,497

Teletouch is party to various legal proceedings arising in the ordinary course of business. The Company believes there is no proceeding, either threatened or pending, against it that will result in a material adverse effect on its results of operations or financial condition.

NOTE I—SHAREHOLDERS’ EQUITY

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

In connection with the acquisition of Dial-A-Page, Inc., Teletouch designated 15,000 shares of authorized preferred stock as “Series A 14% Cumulative Preferred Stock” (the “Series A Preferred Stock”) and 411,457 shares as “Series B Preferred Stock”. The Series A Preferred Stock carried an initial liquidation value of $1,000 per share while the Series B Preferred Stock was convertible into 6 shares of Common Stock. The Series A Preferred Stock and the Series B Preferred Stock were non-voting except as to the merger or consolidation with another entity or entities, or the sale of substantially all of the assets of the Company. The holder of the Series A Preferred Stock and the Series B Preferred Stock had the right to require that its securities be registered for public sale two years after the conversion into common stock.

On May 17, 2002, TLL Partners, exercised an option it had previously purchased to acquire all of the securities held by Continental Illinois Venture Corporation (“CIVC”) which included 295,649 shares of common stock, 36,019 shares of Series B Preferred Stock, 2,660,840 warrants to purchase common stock,

324,173 warrants to purchase Series B Preferred Stock and 13,200 shares of Series A Preferred Stock from CIVC (see Note B for further discussion).

There were 15,000 shares of the Series A Preferred Stock originally sold by the Company to the CIVC Investors, with an initial liquidation value of $15 million ($38.2 million including accrued dividends at May 31, 2002). TLL Partners purchased these shares of Series A Preferred Stock on May 17, 2002. Dividends on the Series A Preferred Stock accrued at the rate of 14% per annum and compounded on a quarterly basis. Each share of Series A Preferred Stock, as well as dividends in arrears, were convertible after August 3, 2003 into common stock, at the option of the Series A Preferred Shareholder, based on a stated formula. As of May 31, 2002, the conversion of Series A Preferred Stock would have resulted in an estimated issuance of 2.9 million shares of common stock (7.3 million shares of common stock if dividends in arrears were paid “in kind”) using the conversion price stated in the agreement. However, the agreement stated that the conversion price would in no event be more than the market price of the Company’s common stock. Based on the closing market price of the Company’s stock on May 31, 2002, the conversion of Series A Preferred Stock would have resulted in an estimated issuance of 33.3 million shares of common stock (85.0 million shares of common stock if dividends in arrears were paid “in kind”).

The CIVC Investors also originally received warrants, exercisable at a nominal price, to purchase 3,377,301 shares of Teletouch common stock (the “Common Stock Purchase Warrants”) and 411,457 shares of Series B Preferred Stock (the “Series B Preferred Stock Purchase Warrants”). As of May 17, 2002, holders had exercised an aggregate of 716,461 Common Stock Purchase Warrants and 87,284 Series B Preferred Stock Purchase Warrants. The remaining 324,173 Series B Preferred Stock Purchase Warrants and the remaining 2,660,840 Common Stock Purchase Warrants were purchased by TLL Partners on May 17, 2002 (see Note B)

As discussed in Note B, the Amended Credit Agreement prohibits the payment of dividends on the Series A Preferred Stock. At May 31, 2002, approximately $23.3 million of dividends ($1,550.00 per share) were in arrears (or 4.4 million shares of common stock if paid “in kind” using the conversion price stated in the agreement and 51.7 million shares of common stock if paid “in kind” using the closing market price of the Company’s common stock on May 31, 2002, as previously discussed). Dividends earned per share in fiscal years 2003, 2002, and 2001 were $0.00, $319.28 and $286.81, respectively.

Series C Preferred Stock: At May 31, 2003, 1,000,000 shares of Series C Preferred Stock with a par value of $0.001 are issued and outstanding.

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

Common Stock Purchase Warrants: At May 31, 2003, the Company has 6,000,000 issued and outstanding warrants (the “GM Warrants”) to purchase shares of Teletouch Common Stock. The GM Warrants will be exercisable beginning in May of 2005, terminating in May of 2010. In May of 2007, the holder of the GM Warrants may require the Company to redeem the warrants at $0.50 per warrant. Because of this mandatory redemption feature, the Company has recorded the estimated fair value of the GM Warrants as a long-term liability on its consolidated balance sheet, and will adjust the amount to reflect changes in the fair value of the warrants, including accretion in value due to the passage of time, with such changes charged or credited to net income.

Securities Retired Under the Restructuring Agreement: Pursuant to the terms and conditions of the Restructuring Agreement completed upon the approval and issuance of the Series C Preferred Stock and the GM Warrants, the following securities were surrendered to the Company by TLL Partners as of November 30, 2002; a) 15,000 shares of Series A Preferred Stock, b) 85,394 shares of Series B Preferred Stock, c) 2,660,840 common stock purchase warrants, d) 295,649 share of Teletouch common stock, e) 324,172 Series B Preferred Stock purchase warrants. As of May 31, 2003, the Company has 15,000 shares of Series A Preferred Stock and 411,457 shares of Series B Preferred Stock authorized with no shares issued and outstanding. The 295,649 shares of Teletouch common stock surrendered are being held in treasury.

Common stock reserved: The following represents the shares of common stock to be issued on an “if-converted” basis at May 31, 2003. As discussed in Note B, on November 7, 2002, the common shareholders approved the issuance 1,000,000 shares of Series C Preferred Stock initially convertible into 44,000,000 shares of common stock to TLL Partners and warrants to purchase 6,000,000 shares of common stock to GM Holdings to in exchange for the Series A Preferred Stock, Common Stock Purchase Warrants, and Series B Preferred Stock.

Conversion of Series C Preferred Stock	44,000
Common Stock Purchase Warrants	6,000
Consultant Warrants	266
1994 Stock Option and Stock Appreciation Rights Plan	982

51,248

NOTE J—STOCK OPTIONS

Teletouch’s 1994 Stock Option and Stock Appreciation Rights Plan (the “1994 Plan”) was adopted in July 1994 and provides for the granting of incentive and non-incentive stock options and stock appreciation rights to officers, directors, employees and consultants to purchase not more than an aggregate of 1,000,000 shares of Common Stock. The Compensation Committee of the Board of Directors administers the Plan and has authority to determine the optionees to whom awards will be made, the terms of vesting and forfeiture, the amount of the awards, and other terms. Under the terms of the Plan, the option price approved by the Board of Directors shall not be less than the fair market value of the common stock at date of grant. Exercise prices in the following table have been adjusted to give effect to the repricing that took effect in December 1999 and November 2001 (discussed below).

On November 7, 2002, the Company’s common stockholders voted to adopt and ratify the Teletouch 2002 Stock Option and Appreciation Rights Plan (“2002 Plan”). Under the 2002 Plan, Teletouch may issue options which will result in the issuance of up to an aggregate of ten million (10,000,000) shares of Teletouch common stock. The 2002 Plan provides for options which qualify as incentive stock options (Incentive Options) under Section 422 of the Code, as well as the issuance of non-qualified options (Non-Qualified Options). The shares issued by Teletouch under the 2002 Plan may be either treasury shares or authorized but unissued shares as Teletouch’s Board of Directors may determine from time to time. Pursuant to the terms of the 2002 Plan, Teletouch may grant Non-Qualified Options and Stock Appreciation Rights (SARs) only to officers, directors, employees and consultants of Teletouch or any of Teletouch’s subsidiaries as selected by the Board of Directors or the Compensation Committee. The 2002 Plan also provides that the Incentive Options shall be available only to officers or employees of Teletouch or any of Teletouch’s subsidiaries as selected by the Board of Directors or Compensation Committee. The price at which shares of common stock covered by the option can be purchased is determined by Teletouch’s Compensation Committee or Board of Directors; however, in all instances the exercise price is never less than the fair market value of Teletouch’s common stock on the date the option is granted. To the extent that an Incentive Option or Non-Qualified Option is not exercised within the period in which it may be exercised in accordance with the terms and provisions of the 2002 Plan described above, the Incentive Option or Non-Qualified Option will expire as to the then unexercised portion. As of May 31, 2003, 84,500 Non-Qualified Options and no Incentive Options or SARs are outstanding under the 2002 Plan.

Stock option activity has been as follows:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price Per Share
Options outstanding at May 31, 2000	614,988	$0.24 – $3.38	$1.12

Options granted to directors	270,331	$0.24 – $2.26	$1.50
Options forfeited	(65,000)	$0.69 – $1.88	$1.43

Options outstanding at May 31, 2001	820,319	$0.24—$3.38	$1.36

Options granted to officers and management	95,000	$0.24	$0.24
Options granted to directors	358,664	$0.18 – $0.61	$0.28
Options forfeited	(531,661)	$0.81 – $2.26	$1.31

Options outstanding at May 31,2002	742,322	$0.18 – $3.38	$0.45

Options granted to officers and management	241,167	$0.33 – $0.40	$0.35
Options granted to directors	12,664	$0.34 – $0.38	$0.37
Options forfeited	(14,330)	$0.24	$0.24

Options outstanding at May 31,2003	981,823	$0.18 – $3.38	$0.43

Exercisable at May 31, 2003	535,240		$0.54

Exercisable at May 31, 2002	266,559		$0.79

Exercisable at May 31, 2001	443,392		$1.37

Weighted-average fair value of options granted during 2003	$0.21

Weighted-average fair value of options granted during 2002	$0.20

Weighted-average fair value of options granted during 2001	$1.51

Weighted-average remaining contractual life	8.0 years

Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if Teletouch had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a binomial option pricing model with the following weighted-average assumptions for 2003, 2002, and 2001, respectively: risk-free interest rates of 2.00%, 3.70%, and 5.50%; dividend yields of 0% for all years; volatility factors of the expected market price of the Company’s common stock of 1.59 in 2003, 1.31 in 2002, and 1.33 in 2001, and a weighted-average expected life of the option of 2 to 5 years.

Binomial option valuation models are used in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because Teletouch’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the options’ vesting period.

In December 1999, the Company reduced the exercise price of all outstanding employee and director owned stock options to $0.87, which was equal to the average of the closing price of the Company’s common stock for the 20-trading days prior to December 1, 1999. In November 2001, the Company reduced the exercise price of all outstanding employee and director owned stock options to $0.24, which was equal to the average of the closing price of the Company’s common stock for the 20-trading days prior to November 21, 2001. Compensation expense associated with these repriced options is being measured and recognized in accordance with the Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”. Based on the market value of Teletouch’s common stock and in accordance with Financial Accounting Standards Board Interpretation No. 44, compensation expense of $11,000, $31,000 and $0 was recorded in fiscal years 2003, 2002 and 2001, respectively. Additional compensation expense may be recorded in future periods based on fluctuations in the market value of the Company’s common stock.

NOTE K—RETIREMENT PLAN

Effective October 1995, Teletouch began sponsoring a defined contribution retirement plan covering substantially all of its employees. Employees who are at least 21 years of age are eligible to participate. Eligible employees may contribute up to a maximum of 16% of their earnings. The Company pays the administrative fees of the plan and began matching 75% of the first 6% of employees’ contributions in October 1998. Contributions of approximately $182,000, $199,000 and $265,000 were made in fiscal years 2003, 2002, and 2001, respectively.

NOTE L—RELATED PARTY TRANSACTIONS

The Company had certain related party sales during fiscal 2003 to Progressive Concepts, Inc. (“PCI”) a company controlled by Robert McMurrey, Teletouch’s Chairman. During fiscal 2003, Teletouch recognized approximately $307,000 in revenue and $26,000 in gross margin on the sales of pagers, service and cellular products to PCI. Additionally, the Company purchased both car audio equipment and cellular accessories from this related party during fiscal 2003 totaling approximately $228,000. The Company has negotiated purchase prices with PCI on both cellular and audio equipment equaling cost plus 5%. During fiscal 2003, Teletouch also recognized expenses of $270,000 for costs incurred by PCI related to the outsourcing of the Company’s answering service center operations.

NOTE M—SELECTED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data for the years ended May 31, 2003 and 2002 are set forth below (in thousands except per share amounts):

	Three Months Ended
Fiscal 2003	August 31, 2002	November 30, 2002	February 28, 2003	May 31, 2003
Service, rent, and maintenance revenue	$7,550	$7,082	$6,781	$6,516
Product sales revenue	2,501	2,048	1,421	923

Total Revenues	10,051	9,130	8,202	7,439
Net book value of products sold	(1,776)	(1,349)	(1,335)	(855)

	8,275	7,781	6,867	6,584
Operating income (loss)(3)	259	(1,787)	423	480
Net income (loss)	124	(2,564)	1,195	484
Net income applicable to common stock (2)	124	33,813	1,195	484
Earnings (loss) per share—basic	0.03	7.17	0.27	0.11
Earnings (loss) per share—diluted	0.00	0.23	0.02	0.01

	Three Months Ended
Fiscal 2002	August 31, 2001	November 30, 2001	February 28, 2002	May 31, 2002
Service, rent, and maintenance revenue	$9,410	$8,709	$8,291	$7,925
Product sales revenue	2,931	2,958	3,372	2,973

Total Revenues	12,341	11,667	11,663	10,898
Net book value of products sold	(2,230)	(2,065)	(2,312)	(1,932)

	10,111	9,602	9,351	8,966
Operating income (loss)	872	697	570	(710)
Net income (loss) (1)	(1,182)	(1,207)	(1,308)	67,176
Net income (loss) applicable to common stock	(1,182)	(1,207)	(1,308)	67,176
Earnings (loss) per share—basic (1)	(0.48)	(0.50)	(0.53)	13.78
Earnings (loss) per share—diluted (1)	(0.48)	(0.50)	(0.53)	0.68

(1)	Includes the gain on extinguishment of debt recorded in the three month period ended May 31, 2002. See Note B.
(2)	Includes the gain on preferred stock transaction of $36.3 million for the quarter ended November 30, 2002.
(3)	Includes charges of $2.2 million in the quarter ended November 30, 2002 and $0.2 million in the quarter ended February 28, 2003 related to the Company’s exit from its retail distribution channel.

SCHEDULE II

TELETOUCH COMMUNICATIONS, INC.

Valuation and Qualifying Accounts and Reserves

(in thousands)

Allowance for Doubtful Accounts

	Year Ended May 31
	2003	2002	2001
Balance at beginning of year	$238	$238	$213
Additions charged to income	400	843	1,647
Balances written off, net of recoveries	(488)	(843)	(1,622)

Balance at end of year	$150	$238	$238

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 21, 2003.

TELETOUCH COMMUNICATIONS, INC.

By:	/s/ ROBERT M. MCMURREY
Robert M. McMurrey, Chairman

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT M. MCMURREY Robert M. McMurrey	Chairman of the Board	August 21, 2003

/s/ J. KERNAN CROTTY J. Kernan Crotty	President, Chief Financial Officer, principal executive officer and principal financial officer, Director	August 21, 2003

/s/ CLIFFORD E. MCFARLAND Clifford E. McFarland	Director	August 21, 2003

/s/ HENRY Y.L. TOH Henry Y.L. Toh	Director	August 21, 2003

/s/ MARSHALL G. WEBB Marshall G. Webb	Director	August 21, 2003

/s/ SUSAN STRANAHAN CIALLELLA Susan Stranahan Ciallella	Director	August 21, 2003