Form 10-Q
period 2003-08-31
TELETOUCH COMMUNICATIONS INC
filed 2003-10-15
CIK 928659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2003

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

Common Stock, $.001 par value – 4,546,980 shares outstanding as of October 6, 2003

TELETOUCH COMMUNICATIONS, INC.

FORM 10-Q

QUARTER ENDED AUGUST 31, 2003

Part I. Financial Information

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	August 31, 2003	May 31, 2003
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$627	$688
Accounts receivable, net of allowance of $150 in fiscal 2004 and 2003	1,125	1,381
Accounts receivable – related party	3	68
Inventory, net of reserve of $225 in fiscal 2004 and $215 in fiscal 2003	2,494	2,441
Deferred income tax assets	72	191
Certificate of deposit, restricted as to use	10	10
Prepaid expenses and other current assets	493	417
Property held for sale	37	46

	4,861	5,242
PROPERTY, PLANT AND EQUIPMENT, net of
accumulated depreciation of $14,161 in fiscal 2004 and $13,803 in 2003	10,098	10,846

INTANGIBLE ASSETS, net of
accumulated amortization of $86 in fiscal 2004 and $75 in 2003	211	2

	$15,170	$16,090

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,699	$3,365
Accounts payable – related party	101	159
Short-term debt	—	109
Current portion of long-term debt	8	—
Current portion of unearned sale/leaseback profit	418	418
Deferred revenue	953	726

	4,179	4,777

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	348	760
Redeemable common stock purchase warrants	1,537	1,470
Unearned sale/leaseback profit, net of current portion	1,381	1,487
Deferred income taxes	257	343

	3,523	4,060

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY (DEFICIT):
Series A cumulative convertible preferred stock, $.001 par value, 15,000 shares authorized and 0 shares issued and outstanding in fiscal 2004 and 2003	—	—
Series B convertible preferred stock, $.001 par value, 411,457 shares authorized and 0 shares issued and outstanding in fiscal 2004 and 2003	—	—
Series C convertible preferred stock, $.001 par value, 1,000,000 shares authorized issued and outstanding in fiscal 2004 and 2003	1	1
Common stock, $.001 par value, 70,000,000 shares authorized, 4,976,189 shares issued in fiscal 2004 and 2003,	5	5
Treasury stock, 429,209 shares held in fiscal 2004 and 2003	(185)	(185)
Additional paid-in capital	26,945	26,834
Accumulated deficit	(19,298)	(19,402)

	7,468	7,253

	$15,170	$16,090

See Accompanying Notes to Condensed Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share amounts)

(unaudited)

	Three Months Ended August 31,
	2003	2002
Service, rent, and maintenance revenue	$6,177	$7,550
Product sales revenue	772	2,501

Total revenues	6,949	10,051
Net book value of products sold	(611)	(1,776)

	6,338	8,275

Costs and expenses:
Operating	2,810	3,288
Selling	543	1,737
General and administrative	1,723	1,533
Depreciation and amortization	995	1,458

Total costs and expenses	6,071	8,016

Operating income	267	259

Loss on disposal of assets	(12)	—

Interest expense, net	(94)	(52)

Net income before income taxes	161	207
Income tax expense	57	83

Net income	$104	$124

Earnings per share – basic	$0.02	$0.03

Earnings per share – diluted	$0.00	$0.00

Weighted average shares outstanding-basic	4,546,980	4,792,650

Weighted average shares outstanding-diluted	55,233,937	109,554,368

See Accompanying Notes to Condensed Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended August 31,
	2003	2002
Operating Activities:
Net income	$104	$124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	995	1,458
Non-cash stock option expense	111	(31)
Non-cash interest expense	67	—
Provision for losses on accounts receivable	76	168
Loss on disposal of assets	12	—
Amortization of unearned sale/leaseback profit	(106)	(105)
Deferred income taxes	33	—
Changes in operating assets and liabilities:
Accounts receivable, net	244	(158)
Inventories	129	616
Prepaid expenses and other assets	(75)	(430)
Accounts payable and accrued expenses	(724)	(69)
Deferred revenue	227	166

Net cash provided by operating activities	1,093	1,739

Investing Activities:
Capital expenditures, including pagers	(680)	(1,260)
Net proceeds from sale of assets	39	—

Net cash used for investing activities	(641)	(1,260)

Financing Activities:
Decrease in short-term debt, net	(109)	(1,180)
Proceeds from borrowings	46	8
Payments on long-term debt	(450)	(175)

Net cash used for financing activities	(513)	(1,347)

Net decrease in cash and cash equivalents	(61)	(868)
Cash and cash equivalents at beginning of period	688	1,472

Cash and cash equivalents at end of period	$627	$604

Supplemental Cash Flow Data:

Interest paid	$27	$52

Income taxes paid	$571	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated financial statements include the consolidated accounts of Teletouch Communications, Inc. and our wholly-owned subsidiary (collectively, the Company or Teletouch). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The results of operations for the three-month period ended August 31, 2003, are not necessarily indicative of the results to be expected for the full year.

Some information and footnote disclosures normally included in financial statements or notes thereto prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. We believe, however, that our disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Teletouch’s 2003 Annual Report on Form 10-K.

Organization: Teletouch operates in the wireless telecommunications industry, providing paging and messaging, cellular, telemetry and two-way radio services to a diversified customer base. The Company provides services in non-major metropolitan areas and communities including Alabama, Arkansas, Louisiana, Mississippi, Missouri, Oklahoma, Texas, Tennessee and Florida. The Company has 22 service centers, 1 retail store and 5 two-way radio shops in those states. Through inter-carrier arrangements, Teletouch also provides nationwide and expanded regional coverage. The Company had no foreign operations.

Principles of Consolidation: The consolidated financial statements include the accounts of Teletouch Communications, Inc. and its wholly-owned subsidiary (together, “Teletouch” or “the Company”). Teletouch Communications, Inc. owns all of the shares of Teletouch Licenses, Inc., its only wholly owned subsidiary. Teletouch Licenses, Inc. is a company formed for the express purpose of owning all of the FCC licenses utilized by Teletouch in its paging network. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Allowance for Doubtful Accounts: Estimates are used in determining the allowance for doubtful accounts and are based on historic collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages, Teletouch compares the ratio of the allowance for doubtful accounts to gross receivables to historic levels and Teletouch monitors collections amounts and statistics. Teletouch’s allowance for doubtful accounts was $0.2 million at August 31, 2003. While write-offs of customer accounts have historically been within our expectations and the provisions established, management cannot guarantee that Teletouch will continue to experience the same write-off rates that it has in the past which could result in material differences in the reserve for doubtful accounts and related provisions for write-offs.

Inventories: The Company’s inventories consist of pagers, cellular telephones, telemetry equipment, two-way radios, accessories, and spare parts held for sale. Inventories are carried at the lower of cost or market using the weighted-average first-in, first-out method. Reserves for inventory obsolescence are computed using estimates that are based on sales trends, a ratio of inventory to sales, and a review of specific categories of inventory. In establishing its reserve, Teletouch reviews historic inventory obsolescence experience including comparisons of previous write-offs to provision for inventory obsolescence and the inventory count compared to recent sales trends. The reserve for inventory obsolescence was $0.2 million at August 31, 2003.

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

Teletouch’s review of the carrying value of its long-lived assets at August 31, 2003 indicates that the carrying value of these assets is recoverable through future estimated cash flows. If the cash flow estimates, or the significant operating assumptions upon which they are based, change in the future, Teletouch may be required to record impairment charges related to its long-lived assets.

Revenue Recognition: Teletouch’s revenue consists primarily of monthly service and lease revenues charged to customers on a monthly, quarterly, semi-annual or annual basis. Deferred revenue represents prepaid monthly service fees paid by customers. Revenue also includes sales of messaging devices, cellular telephones, and other products directly to customers and resellers. Teletouch recognizes revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable, and (4) collectibility is reasonably assured. Teletouch believes, relative to sales of one-way messaging equipment, that all of these conditions are met, therefore, product revenue is recognized at the time of delivery. Revenue from sales of other products is recognized upon delivery.

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

The following table illustrates the effect on net income and earnings per share if the fair value-based method had been applied to all outstanding awards in each period (in thousands except per share amounts):

	Three months ended August 31,
	2003	2002
Net income	$104	$124
Plus stock-based employee compensation expense included in reported net income, net of related tax effects	69	(21)
Less total stock-based employee compensation determined under fair-value-based method, net of related tax effects	(13)	(10)

Pro forma net income	$160	$93

Pro forma earnings per share:

Basic	$0.04	$0.02

Diluted	$0.00	$0.00

Earnings Per Share: Basic earnings per share is determined by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts are similarly computed, but includes the effect, when dilutive, of the Company’s weighted average number of stock options outstanding and the average number of common shares that would be issuable upon conversion of the Company’s convertible preferred securities and the exercise of the Company’s common stock purchase warrants.

Earnings per share amounts are calculated as follows (in thousands except per share amounts):

	Three Months Ended August 31,
	2003	2002
Income available to common shareholders – Basic and Diluted	$104	$124

Average shares outstanding:
Basic	4,547	4,793
Effect of dilutive securities:
Stock options	658	221
Common stock purchase warrants	6,029	2,593
Series B Preferred Stock	—	2,461
Series A Preferred Stock	—	99,486
Series C Preferred Stock	44,000	—

Diluted shares outstanding	55,234	109,554

Earnings per Share:
Basic	$0.02	$0.03

Diluted	$0.00	$0.00

Recent Accounting Pronouncements: In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, and Amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures about the method of accounting for stock-based compensation and the effect of the method used on reported results in both annual and interim financial statements. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company has adopted the annual disclosure provisions of SFAS No. 148 and enhanced disclosures related to the accounting for stock-based employee compensation.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” (VIEs). FIN 46 establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. FIN 46 also requires disclosures about unconsolidated VIEs in which we have a significant variable interest. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003. The adoption of this Statement had no impact on our financial position and results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this Statement did not have a material impact on our financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Specifically, it requires that financial instruments within the scope of the statement be classified as liabilities because they embody an obligation of the issuer. Under previous guidance, many of these instruments could be classified as equity or be reflected as mezzanine equity between liabilities and equity on the balance sheet. The Company’s initial adoption of this statement on June 1, 2003 did not have a material impact on its results of operations, financial position or cash flows. Certain redeemable common stock warrants issued in November 2002 were recorded at their estimated fair value as a long-term liability within the Company’s Consolidated Balance Sheet. The accretion related to these redeemable common stock warrants is classified as Interest Expense within its Consolidated Statement of Operations.

NOTE C – LIQUIDITY, RISKS AND OTHER IMPORTANT FACTORS

Sources of System Equipment and Inventory: Teletouch does not manufacture its paging network equipment, including but not limited to antennas, transmitters, and paging terminals, nor does it manufacture any of the pagers, cellular telephones, two-way radios, consumer electronics or telemetry devices it sells or leases. This equipment is available for purchase from multiple sources, and the Company anticipates that such equipment will continue to be available in the foreseeable future, consistent with normal manufacturing and delivery lead times. Because of the high degree of compatibility among different models of transmitters, computers and other paging and voice mail equipment manufactured by its suppliers, Teletouch’s paging network is not dependent upon any single source of such equipment. The Company currently purchases pagers and transmitters from several competing sources. Until fiscal 2001, the Company purchased its paging terminals from Glenayre Technologies Inc., a leading manufacturer of mobile communications equipment. During fiscal 2001, Glenayre announced that it would discontinue manufacturing paging terminals but would continue to provide technical support for the foreseeable future. Teletouch’s operations have not been impacted as a result of the decision by Glenayre as such terminal equipment is readily available in the used market. The Company expects that there will be an adequate supply of used Glenayre terminal equipment throughout the remainder of fiscal year 2004 to meet the Company’s needs.

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

Risks and Uncertainties: The Company’s future results of operations and financial condition could be impacted by the following factors, among others:

•	We could experience increased subscriber attrition and reduction in ARPU as a result of more competitive services products and pricing.
•	Termination or impairment of our relationship with a small number of key telemetry suppliers or vendors could adversely affect our revenues and results of operations.
•	Market prices for paging, two-way and telemetry services may decline in the future as competition increases.
•	We rely on airtime arrangements with other carriers to provide our telemetry services, which we may be unable to obtain or maintain in the future.
•	If the demand for telemetry services does not grow, or if we fail to capitalize on such demand, it could have an adverse effect on our growth potential.
•	We may increase our debt in the future to fund potential acquisitions, which could subject us to various restrictions and higher interest costs and decrease our cash flow and earnings.
•	If we do not maintain compliance with the American Stock Exchange requirements for continued listing, our common stock could be de-listed.
•	Our ability to fund the costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002;
•	There are substantial capital requirements that we will need to fund in order to maintain, operate and upgrade our information systems network to a level at which we can support our new revenue initiatives.
•	Our ability to efficiently integrate future acquisitions, if any.
•	We may be unable to maintain compliance with the covenants in our loan facilities if the projected revenues from our new telemetry products are not realized in the next quarter.
•	Our operations are subject to government regulation that could have adverse effects on our business.
•	Equipment failure and natural disasters or terrorist acts may adversely affect our business.
•	Our industry will continue to be adversely affected if the economic slowdown persists.

NOTE D – CERTIFICATES OF DEPOSIT

As of August 31, 2003 and May 31, 2003, Teletouch had deposited $10,000 into one-year certificate of deposits with a bank to support a letter of credit issued to a certain cellular service provider.

NOTE E – SHORT-TERM DEBT

Short-term debt consists of the following (in thousands):

	August 31, 2003	May 31, 2003
FCFC MAP note	$—	$109

Agreements With First Community: On May 20, 2002, Teletouch executed two promissory notes in favor of First Community Financial Corporation (“FCFC”), (a) a $2,000,000 Multiple Advance Promissory Note (“MAP Note”) and (b) a Term Promissory Note in the initial principal amount of $250,000 (“Term Note”, and together with the MAP Note, the “Credit Facility”). In May 2003, the Company paid the Term Note in full and has no additional borrowing available under this note. The remaining MAP Note is collateralized by an accounts receivable security agreement (“FCFC Security Agreement”) which gives FCFC a superior priority security interest in all accounts receivable and substantially all other assets of the Company, excluding its FCC licenses and certain real property. FCFC is an unrelated third party with no prior relationships with the Company or its affiliates.

FCFC MAP Note: The MAP Note provides for a revolving line of credit of up to a maximum amount of $2,000,000. The MAP Note bears interest at a floating rate of 5.25% above the prime rate of Bank One Arizona, Phoenix, Arizona. The interest rate cannot be less than an annual rate of 10% and interest is payable on the MAP Note on the first day of each month on which there is an outstanding indebtedness under the MAP Note. In addition, Teletouch must make a minimum interest payment of $5,000 each month. Borrowings under the MAP Note are limited to amounts, which together with amounts previously borrowed, do not exceed a borrowing base. This borrowing base is defined as 75% of the Company’s eligible commercial accounts receivable and 50% of the Company’s eligible reseller accounts receivable, with certain adjustments. Repayments under the MAP Note have been arranged by assigning the proceeds of the Company’s lockbox to FCFC. Deposits into the lockbox are transferred automatically each day to FCFC. No advances will be made by FCFC if an event of default (as that term is defined under the FCFC Security Agreement) occurs and Teletouch fails to cure the event of default. The MAP Note matures upon the termination of the FCFC Security Agreement. The FCFC Security Agreement provides for an initial term of two years from date of execution and subsequent one-year renewal terms. In consideration for establishing the line of credit, Teletouch paid to FCFC a commitment and funding fee of 1.5% of the line of credit amount, or $30,000, on the date the Company executed the MAP Note. In the event FCFC and Teletouch agree to extend the term of the MAP Note, Teletouch will pay an additional 0.5%,or $10,000, of the line of credit amount on each anniversary of any MAP Note extensions. The current MAP Note term expires in May 2004.

NOTE F – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	August 31, 2003	May 31, 2003
TLL note – affiliate, including accrued interest	$321	$760
Vehicle notes	35	—

	356	760
Less current portion	8	—

	$348	$760

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

Vehicle Notes: The Company enters into various vehicle financing arrangements, as necessary, to purchase vehicles for its service technicians. The terms of these financing arrangements extend between 24 and 48 months and such notes are fully collateralized by the vehicles purchased.

NOTE G – PROVISION FOR LEASE ABANDONMENT AND OTHER COSTS

In May 2002, the Company completed a review of the financial performance of its retail stores. This review resulted in the decision to close 22 of the Company’s 66 locations. In November 2002, the Company developed a restructuring plan to exit the retail business and focus the Company on its direct distribution channels (“Retail Exit Plan”). The Retail Exit Plan resulted in the closing of an additional 10 of the Company’s retail locations, the transferring of 4 of its retail locations to a company affiliated by common ownership, the conversion of 22 of its retail locations to customer service centers and the reduction of its workforce by 111 people. In addition, during the second quarter of fiscal 2003 and prior to the execution of the Retail Exit Plan, the Company’s leases on 2 of its retail stores expired and the Company decided not to renew these leases and closed the stores. In July 2003, the Company completed the Retail Exit Plan. As a result of the Retail Exit Plan the Company has 22 customer service centers, 1 retail store and 5 two-way radio shops remaining through which it will service its customer base.

The following table provides a rollforward of the Retail Exit Plan liabilities for the three months ended August 31, 2003:

	(amounts in 000’s)
	Future Lease Payments	Personnel Costs	Total
Balance at May 31, 2003	$398	$—	$398
Cash outlay	(89)	—	(89)

Balance at August 31, 2003	$309	$—	$309

The remaining amount at August 31, 2003 of $309,000 is expected to be paid through 2005. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates.

NOTE H – UNEARNED SALE/LEASEBACK PROFIT

In 1997, the Company entered into a sale/leaseback arrangement. Under the arrangement, the Company sold transmission towers and leased them back for a period of 10 years. The leaseback has been accounted for as an operating lease. The gain of $4.1 million realized in this transaction has been deferred and is being amortized as an offset to rental expense in proportion to the rental expense charges recorded over the term of the lease.

NOTE I – INCOME TAXES

Teletouch uses the liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences reverse.

The Company made a payment of $571,000 in the quarter ended August 31, 2003 for fiscal year 2003 estimated federal income taxes. As of August 31, 2003 and 2002, a current provision for income tax expense of $57,000 and $83,000, respectively, was recorded.

NOTE J – RELATED PARTY TRANSACTIONS

The Company had certain related party sales during the quarter ended August 31, 2003 and 2002 to Progressive Concepts, Inc. (“PCI”) a company controlled by Robert McMurrey, Teletouch’s Chairman. During the quarter ended August 31, 2003 and 2002, Teletouch recognized approximately $4,000 in revenue and $1,200 of gross margin and $160,000 in revenue and $16,000 of gross margin, respectively, on the sales of pagers, service and cellular products to PCI. Additionally, the Company purchased cellular equipment from this related party during the quarter ended August 31, 2003 totaling approximately $3,400 and purchased both car audio equipment and cellular accessories from this related party during the quarter ended August 31, 2002 totaling approximately $54,000. The Company has negotiated purchase prices with PCI on both cellular and audio equipment equaling cost plus 5%. For the three months ended August 31, 2003, Teletouch also recognized expenses of $90,000 for costs related to the outsourcing of the Company’s answering service center operations to PCI.

NOTE K – SHAREHOLDERS’ EQUITY

Capital Structure: Subsequent to the common shareholder approval obtained in November 2002 of an amendment to the Company’s Certificate of Incorporation, Teletouch’s authorized capital structure allows for the issuance of 70,000,000 shares of common stock with a $0.001 par value and 5,000,000 shares of preferred stock with a $0.001 par value.

In connection with its initial public offering, Teletouch issued to certain consultants the Consultant Warrants to purchase 266,666 shares of common stock at an exercise price of $0.75 per share. The Consultant Warrants, unless exercised, expire in January 2004.

Series A and Series B Preferred Stock: In connection with the acquisition of Dial-A-Page, Inc., Teletouch designated 15,000 shares of authorized preferred stock as “Series A 14% Cumulative Preferred Stock” (the “Series A Preferred Stock”) and 411,457 shares as “Series B Preferred Stock”. The Series A Preferred Stock carried an initial liquidation value of $1,000 per share while the Series B Preferred Stock was convertible into 6 shares of Common Stock. The Series A Preferred Stock and the Series B Preferred Stock were non-voting except as to the merger or consolidation with another entity or entities, or the sale of substantially all of the assets of the Company. The holder of the Series A Preferred Stock and the Series B Preferred Stock had the right to require that its securities be registered for public sale two years after the conversion into common stock.

On May 17, 2002, TLL Partners, exercised an option it had previously purchased to acquire all of the securities held by Continental Illinois Venture Corporation (“CIVC”) which included 295,649 shares of common stock, 36,019 shares of Series B Preferred Stock, 2,660,840 warrants to purchase common stock, 324,173 warrants to purchase Series B Preferred Stock and 13,200 shares of Series A Preferred Stock from CIVC.

There were 15,000 shares of the Series A Preferred Stock originally sold by the Company to the CIVC Investors. TLL Partners purchased these shares of Series A Preferred Stock on May 17, 2002. Dividends on the Series A Preferred Stock accrued at the rate of 14% per annum and compounded on a quarterly basis. Each share of Series A Preferred Stock, as well as dividends in arrears, were convertible after August 3, 2003 into common stock, at the option of the Series A Preferred Shareholder, based on a stated formula.

The CIVC Investors also originally received warrants, exercisable at a nominal price, to purchase 3,377,301 shares of Teletouch common stock (the “Common Stock Purchase Warrants”) and 411,457 shares of Series B Preferred Stock (the “Series B Preferred Stock Purchase Warrants”). As of May 17, 2002, holders had exercised an aggregate of 716,461 Common Stock Purchase Warrants and 87,284 Series B Preferred Stock Purchase Warrants. The remaining 324,173 Series B Preferred Stock Purchase Warrants and the remaining 2,660,840 Common Stock Purchase Warrants were purchased by TLL Partners on May 17, 2002.

Securities Retired Under the Restructuring Agreement: Pursuant to the terms and conditions of the Restructuring Agreement completed upon the approval and issuance of the Series C Preferred Stock and the GM Warrants, the following securities were surrendered to the Company by TLL Partners as of November 30, 2002; a) 15,000 shares of Series A Preferred Stock, b) 85,394 shares of Series B Preferred Stock, c) 2,660,840 common stock purchase warrants, d) 295,649 share of Teletouch common stock, e) 324,172 Series B Preferred Stock purchase warrants. As of August 31, 2003, the Company has 15,000 shares of Series A Preferred Stock and 411,457 shares of Series B Preferred Stock authorized with no shares issued and outstanding. The 295,649 shares of Teletouch common stock surrendered are being held in treasury.

Series C Preferred Stock: At August 31, 2003, 1,000,000 shares of Series C Preferred Stock with a par value of $0.001 are issued and outstanding.

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

Common Stock Purchase Warrants: At August 31, 2003, the Company has 6,000,000 issued and outstanding warrants (the “GM Warrants”) at an exercise price of $0.01 to purchase shares of Teletouch Common Stock. The GM Warrants will be exercisable beginning in May of 2005, terminating in May of 2010. In May of 2007, the holder of the GM Warrants may require the Company to redeem the warrants at $0.50 per warrant. Because of this mandatory redemption feature, the Company has recorded the estimated fair value of the GM Warrants as a long-term liability on its consolidated balance sheet, and will adjust the amount to reflect changes in the fair value of the warrants, including accretion in value due to the passage of time, with such changes charged or credited to net income.

NOTE L – STOCK OPTIONS

In December 1999, the Company reduced the exercise price of all outstanding employee and director owned stock options to $0.87, which was equal to the average of the closing price of the Company’s common stock for the 20-trading days prior to December 1, 1999. In November 2001, the Company reduced the exercise price of all outstanding employee and director owned stock options to $0.24, which was equal to the average of the closing price of the Company’s common stock for the 20-trading days prior to November 21, 2001. Compensation expense associated with these repriced options will be measured and recognized in accordance with the recently issued Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”. Based on the market value of Teletouch’s common stock and in accordance with Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, compensation expense of $111,400 was recorded for the quarter ended August 31, 2003 and a reduction of compensation expense of $31,100 was recorded in the quarter ended August 31, 2002. Additional compensation expense may be recorded in future periods based on fluctuations in the market value of the Company’s common stock.

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

You should read the following discussion and analysis in conjunction with the consolidated condensed financial statements and accompanying notes included elsewhere in this report. Except for the historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as our objectives, expectations, and intentions. Actual results could differ materially from results that may be anticipated by such forward-looking statements and discussed elsewhere in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section below, and those discussed under “Additional Factors That May Affect Our Business, Future Operating Results and Financial Condition.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings made with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects, and results of operations. We make our periodic and current reports available, free of charge, on our website as soon as reasonably practicable after such material is electronically filed with the Commission.

INTRODUCTION

Teletouch is a leading provider of wireless telecommunications services, primarily paging services, in non-major metropolitan areas and communities in the southeast United States. As of August 31, 2003 the Company had approximately 207,200 pagers in service. The Company derives the majority of its revenues from fixed periodic fees, not dependent on usage, charged to subscribers for paging services. As long as a subscriber remains on service, operating results benefit from the recurring payments of the fixed periodic fees without incurring additional selling expenses or other fixed costs. A high level of customer attrition is common in the paging industry and Teletouch must be able to replace terminating paging subscribers and attract additional wireless subscribers to maintain operating margins. During recent months, customer attrition (“churn”) has remained relatively flat but continues to result in a net decline in the number of pagers in service. Teletouch expects that net paging subscriber deletions will continue in future quarters as the demand for one-way paging continues to decline. Teletouch is implementing customer retention programs and expanding its existing product lines to minimize the impact of the level of customer attrition. The sales and marketing expenses and other costs associated with attracting new subscribers are substantial and there is no guarantee that our future efforts in this area will improve subscriber growth and retention.

Teletouch’s primary focus during fiscal years 2002 and 2003 was on positioning the Company for growth in the future through the recapitalization of its debt and certain equity securities and the restructuring of its operations to maximize efficiency and profitability. The Company succeeded in recapitalizing its debt and certain equity securities in May 2002. In November 2002, the Company completed its restructuring efforts and exited its retail distribution channel. The operational restructuring started in May 2002 and ending November 2002, in total, resulted in the closure of 37 retail stores and the reduction in the Company’s workforce by 210 employees. The Company continues to follow its overall business strategy of minimizing the level of customer attrition while attempting to develop new revenue streams from telemetry products to minimize the impact of the loss in recurring revenues from its declining paging subscriber base. The Company’s management believes that the successful recapitalization of its debt and certain equity securities and the restructuring of its operations will help position the Company to be able to generate sufficient future cash flows to meet the Company’s capital needs for the next fiscal year. During fiscal years

2004 and 2005, the Company intends to focus most of its efforts on developing its telemetry services. By reducing overhead costs and focusing on customer service, the Company believes that it can minimize the impact on operating margins while it develops its telemetry products and services with recurring revenue streams to replace the losses from paging service revenue. Additionally, if the opportunity to acquire other paging or two-way radio companies arises, the Company believes it can achieve better operating results than those achieved by the businesses separately by consolidating administrative functions, taking advantage of economies of scale, and sharing common frequencies to offer existing customers a wider area of coverage.

The Company currently offers postpaid cellular service as an agent for certain cellular carriers, including AT&T Wireless, Cingular Wireless, and Nextel. At August 31, 2003, the Company is offering postpaid cellular under one or more of its agent agreements in all of its markets through its direct sales staff.

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

Allowance for Doubtful Accounts: Estimates are used in determining the allowance for doubtful accounts and are based on historic collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages Teletouch reviews historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues; Teletouch compares the ratio of the allowance for doubtful accounts to gross receivables to historic levels and Teletouch monitors collections amounts and statistics. Teletouch’s allowance for doubtful accounts was $0.2 million at August 31, 2003. While write-offs of customer accounts have historically been within our expectations and the provisions established, management cannot guarantee that Teletouch will continue to experience the same write-off rates that it has in the past which could result in material differences in the reserve for doubtful accounts and related provisions for write-offs.

Reserve for Inventory Obsolescence: Estimates are used in determining the reserve for inventory obsolescence and are based on sales trends, a ratio of inventory to revenue, and a review of specific categories of inventory. In establishing its reserve, Teletouch reviews historic inventory obsolescence experience including comparisons of previous write-offs to provision for inventory obsolescence and the inventory count compared to recent sales trends. Teletouch’s reserve for inventory obsolescence was $0.2 million at August 31, 2003. While inventory obsolescence has historically been within our expectations and the provision established, management cannot guarantee that Teletouch will continue to experience the same obsolescence rates that it has in the past which could result in material differences in the reserve for inventory obsolescence and the related inventory write-offs.

Revenue Recognition: Teletouch’s revenue consists primarily of monthly service and lease revenues charged to customers on a monthly, quarterly, semi-annual or annual basis. Deferred revenue represents prepaid monthly service fees paid by customers. Revenue also includes sales of messaging devices, cellular telephones, and other products directly to customers and resellers. Teletouch recognizes revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable, and (4) collectibility is reasonably assured. Teletouch believes, relative to sales of one-way messaging equipment, that all of these conditions are met, therefore, product revenue is recognized at the time of shipment. Revenue from sales of other products is recognized upon delivery.

Recent Accounting Pronouncements

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, and Amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures about the method of accounting for stock-based compensation and the effect of the method used on reported results in both annual and interim financial statements. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company has adopted the annual disclosure provisions of SFAS No. 148 and enhanced disclosures related to the accounting for stock-based employee compensation.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” (VIEs). FIN 46 establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. FIN 46 also requires disclosures about unconsolidated VIEs in which we have a significant variable interest. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003. The adoption of this Statement had no impact on our financial position and results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this Statement did not have a material impact on our financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Specifically, it requires that financial instruments within the scope of the statement be classified as liabilities because they embody an obligation of the issuer. Under previous guidance, many of these instruments could be classified as equity or be reflected as mezzanine equity between liabilities and equity on the balance sheet. The Company’s initial adoption of this statement on June 1, 2003 did not have a material impact on its results of operations, financial position or cash flows. Certain redeemable common stock warrants issued in November 2002 were recorded at their estimated fair value as a long-term liability within the Company’s Consolidated Balance Sheet. The accretion related to these redeemable common stock warrants is classified as Interest Expense within its Consolidated Statement of Operations.

RESULTS OF OPERATIONS

The following table presents certain items from the Company’s condensed consolidated statements of operations and certain other information for the periods indicated.

	Three Months Ended August 31,
	2003	2002
	(in thousands, except pagers, ARPU and per share amounts)
Service, rent and maintenance revenue	$6,177	$7,550
Product sales revenue	772	2,501

Total revenues	6,949	10,051
Net book value of products sold	(611)	(1,776)

	$6,338	$8,275
Operating expenses	$6,071	$8,016
Operating income	$267	$259
Net income	$104	$124
Earnings applicable to common stockholders:
Earnings per share – basic	$0.02	$0.03
Earnings per share – diluted	$0.00	$0.00
Pagers in service at end of period	207,171	255,401
Average revenue per unit (“ARPU”)	$8.88	$8.98

Results of Operations for the three months ended August 31, 2003 and 2002

Total revenue: The changes in Teletouch’s total revenue are shown in the table below:

	Three Months Ended August 31,
	2003	2002	Change
Service, rent and maintenance revenue	$6,177	$7,550	$(1,373)
Product sales revenue	772	2,501	(1,729)

Gross Revenue	$6,949	$10,051	$(3,102)

Service, rent and maintenance revenue: Service, rent and maintenance revenues declined due to losses in paging and messaging revenues of $1.4 million for the three months ended August 31, 2003 compared to the same periods in fiscal 2003. This resulted from fewer pagers in service and lower demand for one-way paging. Pagers in service decreased to approximately 207,200 at August 31, 2003 as compared to 255,400 at August 31, 2002, due to a continuing decline in the demand for one-way paging service.

Teletouch expects that the introduction of new products and services will partially offset the loss in paging subscribers and the related recurring revenues and result in a slower decline in total revenue.

Product sales revenue: The decline in product sale revenues was due primarily to the Company’s exit from the retail business in November 2002 which resulted in a decline in cellular revenues of $1.4 million for the three months ended August 31, 2003. The decline in revenue for the three months ended August 31, 2003 also reflects a $0.3 million decline in pager equipment sales due to the continued decline in the demand for paging service primarily in the consumer and wholesale markets.

Total costs and expenses: The changes in Teletouch’s total costs and expenses are shown in the table below:

	Three Months Ended August 31,
	2003	2002	Change
Operating expense	$2,810	$3,288	$(478)
Selling expense	543	1,737	(1,194)
General and administrative expense	1,723	1,533	190

Operating, selling and general and administrative expense	$5,076	$6,558	$(1,482)
% of total revenue	73%	65%
Depreciation and amortization	995	1,458	(463)

Total costs and expenses	$6,071	$8,016	$(1,945)

Operating, selling and general and administrative expenses: The decline in operating, selling and general and administrative expenses for the three months ended August 31, 2003 as compared to the three months ended August 31, 2002, reflects declines in payroll and commissions expense of $1.1 million, office lease expense of $0.2 million, utilities expense of $0.1 million, and advertising expense of $0.1 million related to fewer retail stores and lower sales as a result of the completion of the Retail Exit Plan.

Operating costs as a percentage of total revenue have increased while the Company’s paging subscriber base continues to decline during the three months ended August 31, 2003 as compared to the same periods in fiscal 2003. The Company has a relatively fixed cost structure related to maintaining its paging network. As paging subscribers and the related recurring revenues continue to decline, operating expenses as a percentage of total revenue will continue to increase until the Company is able to generate sufficient revenue growth in its other product and service offerings.

Depreciation and amortization: Depreciation and amortization expense decreased to $1.0 million for the three months ended August 31, 2003, from $1.5 million for the three months ended August 31, 2002. The decline in depreciation and amortization expense is due primarily to a write off in fiscal year 2003 of certain paging infrastructure equipment of $0.8 million, write-downs on excess furniture, fixtures and computer equipment held for sale of $1.5 million, and charges to write off leasehold improvements relating to store closings of $0.2 million.

Income taxes: The Company made a payment of $571,000 in the quarter ended August 31, 2003 for fiscal year 2003 estimated federal income taxes. The Company expects to make quarterly estimated tax payments for fiscal 2004 based on current year taxable income.

As of August 31, 2003 and 2002, a current provision for income tax expense of $57,000 and $83,000, respectively, was recorded. The Company’s effective statutory federal income tax rate for fiscal 2004 is estimated to be 35%.

FINANCIAL CONDITION

Teletouch’s cash balance was $0.6 million at August 31, 2003 as compared to $0.7 million at May 31, 2003. Cash provided by operating activities decreased to $1.1 million for the quarter ended August 31, 2003 from $1.7 million for the quarter ended August 31, 2002. The decrease in cash provided by operations during the quarter ended August 31, 2003 is primarily due to the continued decline in paging and messaging service revenue. This decrease is partially offset by a reduction in operating costs as a result of the completion of the Retail Exit Plan. The Company expects that cash flow provided from operations, together with the Company’s existing credit facilities, will be sufficient to fund its working capital needs during the remainder fiscal 2003.

Teletouch’s operations require capital investment to purchase inventory for lease to customers and to acquire paging infrastructure equipment to support the Company’s growth. Net capital expenditures, including pagers, were $0.7 million and $1.3 million for the first three months of fiscal years 2004 and 2003, respectively. Teletouch anticipates capital expenditures to remain fairly constant during the remainder of fiscal 2004 which will result in total capital expenditures declining as compared to fiscal 2003 as the Company plans to only replace necessary equipment to maintain the paging infrastructure while continuing to purchase an adequate supply of pagers to lease to customers. Teletouch expects to pay for these expenditures with cash generated from operations.

Under the Company’s credit agreements with First Community Financial Corporation and TLL Partners, the Company has available borrowings of up to $3.5 million which is dependant on the Company’s borrowing base primarily consisting of accounts receivable at any point in time. Under these credit facilities, $0.3 million was funded as of August 31, 2003.

We will be unable to maintain compliance with certain financial covenants under the First Community loan agreement if the projected revenues from our new telemetry products are not realized in the next quarter. We have previously been successful in negotiating waivers of these covenants with our lender and anticipate that, if necessary, a waiver will be granted during the second quarter. The First Community loan agreement is a revolving line of credit that the Company has utilized during the first quarter to bridge the timing of the receipt of customer payments with its operating cash outflows. If this loan facility were to be unavailable, the Company could experience temporary cash shortages during the quarter that could cause payments to vendors to be delayed.

ADDITIONAL FACTORS THAT MAY AFFECT OUR BUSINESS, FUTURE OPERATING RESULTS, AND FINANCIAL CONDITION

You should carefully consider the following factors that may affect our business, future operating results and financial condition, as well as other information included in this report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, that we have not identified as risks, or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

•	We could experience increased subscriber attrition and reduction in ARPU as a result of more competitive services products and pricing.
•	Termination or impairment of our relationship with a small number of key telemetry suppliers or vendors could adversely affect our revenues and results of operations.
•	Market prices for paging, two-way and telemetry services may decline in the future as competition increases.
•	We rely on airtime arrangements with other carriers to provide our telemetry services, which we may be unable to obtain or maintain in the future.
•	If the demand for telemetry services does not grow, or if we fail to capitalize on such demand, it could have an adverse effect on our growth potential.
•	We may increase our debt in the future to fund potential acquisitions, which could subject us to various restrictions and higher interest costs and decrease our cash flow and earnings.
•	If we do not maintain compliance with the American Stock Exchange requirements for continued listing, our common stock could be de-listed.
•	Our ability to fund the costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002;
•	There are substantial capital requirements that we will need to fund in order to maintain, operate and upgrade our information systems network to a level at which we can support our new revenue initiatives.
•	Our ability to efficiently integrate future acquisitions, if any.
•	We may be unable to maintain compliance with the covenants in our loan facilities if the projected revenues from our new telemetry products are not realized in the next quarter.
•	Our operations are subject to government regulation that could have adverse effects on our business.
•	Equipment failure and natural disasters or terrorist acts may adversely affect our business.
•	Our industry will continue to be adversely affected if the economic slowdown persists.

FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this document may contain forward-looking statements with respect to financial condition, results of operations, cash flows, financing plans, business strategies, operating efficiencies or synergies, capital and other expenditures, network upgrades, competitive positions, availability of capital, growth opportunities for existing and new products and services, our acquisition and growth strategy, benefits from new technologies, availability and deployment of new technologies, plans and objectives of management, and other matters.

Statements in this document that are not historical facts are hereby identified as forward-looking statements. These forward-looking statements, including, without limitation, those relating to the future business prospects, revenues, working capital, liquidity, capital needs, network build-out, interest costs and income, in each case, relating to us, wherever they occur in this document, are necessarily estimates reflecting the best judgment of senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, without limitation:

•	The effects of vigorous competition in the markets in which we operate and competition for more valuable customers, which may decrease prices charged, increase churn, and change the customer mix, profitability, and average revenue per user;

•	Uncertainty concerning the growth rate for the wireless industry in general;

•	The risks associated with the implementation of our telemetry products and services and our technology development strategy, including risks relating to the implementation and operations of new systems and technologies, and potential unanticipated costs, the need to enter into agreements with third parties, uncertainties regarding the adequacy of suppliers on whom we must rely to provide both network and consumer equipment, and consumer acceptance of the products and services to be offered;

•	Uncertainty about the level of consumer demand for our telemetry products and services, including the possibility of consumer dissatisfaction which could result from unfamiliarity with new technology and different footprint, service areas, and levels of customer care;

•	The ability to enter into agreements to provide services throughout the United States and the cost of entering new markets necessary to provide these services;

•	Our ability to effectively develop and implement new services, offers, and business models to profitably serve that segment of the population not currently using telemetry services and the possible impact of those services and offers on our business;

•	The risk of increased churn and adverse impacts on our ability to grow our paging subscriber base resulting from popularity of cellular products and services provided by our competitors, or customer dissatisfaction with our products and services;

•	The ongoing global and U.S. trend towards consolidation in the telecommunications industry, which may have the effect of making our competitors larger and better financed and give these competitors more extensive resources, improved buying power, and greater geographic reach, allowing them to compete more effectively;

•	The requirements imposed on us or latitude allowed to competitors by the FCC or state regulatory commissions under the Telecommunications Act of 1996 or other applicable laws and regulations;

•	The ability to establish a significant market presence in new geographic and service markets;

•	The availability and cost of capital and the consequences of increased leverage;

•	The impact of any unusual items resulting from ongoing evaluations of our business strategies;

•	The risks and uncertainties associated with the acquisition and integration of businesses and operations;

•	The risk of insolvency of vendors, customers, and others with whom we do business;

•	The additional risks and uncertainties not presently known to us or that we currently deem immaterial; and

•	Those factors discussed under “Additional Factors That May Affect Our Business, Future Operating Results, and Financial Condition.

The words “estimate,” “project,” “intend,” “expect,” “believe,” “plan,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this document. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. Moreover, in the future, we may make forward-looking statements about the matters described in this document or other matters concerning us.

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

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our principal executive and financial officers have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2003. They have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 with respect to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls. We have made no other significant changes in internal controls over financial reporting during the last fiscal quarter that materially affected or are reasonably likely to materially affect our internal controls over financial reporting. We intend to continue to refine our internal controls on an ongoing basis as we deem appropriate with a view towards continuous improvements.

Part II. Other Information

Item 1.	Legal Proceedings

Teletouch is subject to various legal proceedings arising in the ordinary course of business. The Company believes there is no proceeding, either threatened or pending, against it that could result in a material adverse effect on its results of operations or financial condition.

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit Number	Title of Exhibit

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)

32.1	Certification pursuant to 1350, Chapter 63, Title 18 of United States Code

32.2	Certification pursuant to 1350, Chapter 63, Title 18 of United States Code

(b) Reports on Form 8-K.

No reports were filed on Form 8-K during the first quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELETOUCH COMMUNICATIONS, INC. (Registrant)

Date: October 15, 2003
/s/ Robert. M. McMurrey
Robert M. McMurrey Chairman

Date: October 15, 2003
/s/ J. Kernan Crotty
J. Kernan Crotty President Director Chief Operating Officer Chief Financial Officer (Principal Accounting Officer)