Form 10-Q
period 2003-11-30
TELETOUCH COMMUNICATIONS INC
filed 2004-01-14
CIK 928659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-13436

TELETOUCH COMMUNICATIONS, INC.

(Name of registrant in its charter)

Delaware	75-2556090
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

110 N. College, Suite 200, Tyler, Texas 75702 (800) 232-3888

Internet Website: www.teletouch.com

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

Common Stock, $.001 par value – 4,546,980 shares outstanding as of January 6, 2004

TELETOUCH COMMUNICATIONS, INC.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

ASSETS

	November 30, 2003	May 31, 2003
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$459	$688
Accounts receivable, net of allowance of $150 in fiscal 2004 and 2003	1,153	1,381
Accounts receivable – related party	2	68
Inventories, net of reserve of $141 in fiscal 2004 and $215 in fiscal 2003	2,380	2,441
Deferred income taxes	147	191
Note receivable	251	—
Certificate of deposit, restricted	—	10
Prepaid expenses and other current assets	494	417
Property held for sale	—	46

	4,886	5,242
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $14,548 in fiscal 2004 and $13,803 in fiscal 2003	9,625	10,846
INTANGIBLES AND OTHER ASSETS, net of accumulated amortization of $110 in fiscal 2004 and $75 in fiscal 2003	187	2

	$14,698	$16,090

See Accompanying Notes to Condensed Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)

(In thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	November 30, 2003	May 31, 2003
	(unaudited)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,602	$3,365
Accounts payable – related party	6	159
Short-term debt	—	109
Current portion of long-term debt	19	—
Current portion of unearned sale/leaseback profit	418	418
Deferred revenue	782	726

	3,827	4,777

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	388	760
Redeemable common stock purchase warrants	1,607	1,470
Unearned sale/leaseback profit, net of current portion	1,275	1,487
Deferred income taxes	149	343

	3,419	4,060

TOTAL LIABILITIES	7,246	8,837

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Series A cumulative convertible preferred stock, $.001 par value, 15,000 shares authorized and 0 shares issued and outstanding in fiscal 2004 and 2003	—	—
Series B convertible preferred stock, $.001 par value, 411,457 shares authorized and 0 shares issued and outstanding in fiscal 2004 and 2003	—	—
Series C convertible preferred stock, $.001 par value, 1,000,000 shares authorized issued and outstanding in fiscal 2004 and 2003	1	1
Common stock, $.001 par value, 70,000,000 shares authorized, 4,976,189 shares issued in fiscal 2004 and 2003	5	5
Treasury stock, 429,209 shares held in fiscal 2004 and 2003	(185)	(185)
Additional paid-in capital	26,982	26,834
Accumulated deficit	(19,351)	(19,402)

	7,452	7,253

	$14,698	$16,090

See Accompanying Notes to Condensed Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except shares and per share amounts)

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002
Service, rent and maintenance revenue	$5,856	$7,082	$12,033	$14,632
Product sales revenue	699	2,048	1,471	4,549

Total revenues	6,555	9,130	13,504	19,181
Net book value of products sold	(583)	(1,349)	(1,194)	(3,125)

	5,972	7,781	12,310	16,056

Costs and expenses:
Operating	2,702	5,321	5,512	8,609
Selling	514	1,480	1,057	3,217
General and administrative	1,690	1,522	3,413	3,055
Depreciation and amortization	959	1,245	1,954	2,703

Total costs and expenses	5,865	9,568	11,936	17,584

Operating income (loss)	107	(1,787)	374	(1,528)
Loss on disposal of assets	(55)	(3)	(67)	(3)
Write-off of equipment	—	(810)	—	(810)
Interest expense, net	(91)	(47)	(185)	(99)

Net income (loss) before income taxes	(39)	(2,647)	122	(2,440)
Income tax expense (benefit)	14	(83)	71	0

Net income (loss)	(53)	(2,564)	51	(2,440)
Gain on preferred stock transaction	—	36,377	—	36,377

Net income (loss) applicable to common stock	$(53)	$33,813	$51	$33,937

Earnings (loss) per share – basic	$(0.01)	$7.17	$0.01	$7.14

Earnings (loss) per share – diluted	$(0.01)	$0.23	$0.00	$0.26

Weighted average shares outstanding – basic	4,546,980	4,718,222	4,546,980	4,750,405

Weighted average shares outstanding – diluted	4,546,980	149,475,846	55,182,448	129,509,826

See Accompanying Notes to Condensed Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended November 30,
	2003	2002
Operating Activities:
Net income(loss)	$51	$(2,440)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,954	2,703
Non-cash compensation expense	148	(31)
Non-cash interest expense	136	27
Provision for losses on accounts receivable	109	286
Loss on disposal of assets	67	3
Write down on assets held for sale	—	1,460
Write-off of equipment	—	810
Amortization of unearned sale/leaseback profit	(212)	(210)
Deferred income taxes	(150)	—
Changes in operating assets and liabilities:
Accounts receivable, net	185	244
Inventories	424	615
Prepaid expenses and other assets	(297)	(256)
Accounts payable and accrued expenses	(916)	(962)
Deferred revenue	55	(1)

Net cash provided by operating activities	1,554	2,248

Investing Activities:
Capital expenditures, including pagers	(1,126)	(2,032)
Purchase of certificates of deposit	—	(20)
Redemption of certificates of deposit	10	—
Net proceeds from sale of assets	45	9
Issuance of note receivable	(250)	—

Net cash used in investing activities	(1,321)	(2,043)

Financing Activities:
Decrease in short-term debt, net	(109)	(425)
Proceeds from borrowings	100	—
Payments on long-term debt	(453)	(437)

Net cash used in financing activities	(462)	(862)

Net decrease in cash and cash equivalents	(229)	(657)
Cash and cash equivalents at beginning of period	688	1,472

Cash and cash equivalents at end of period	$459	$815

Supplemental Cash Flow Data:
Interest paid	$50	$73

Income taxes paid	$714	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated financial statements include the consolidated accounts of Teletouch Communications, Inc. and our wholly-owned subsidiary (collectively, the “Company” or “Teletouch”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of financial position, results of operations and cash flows for the interim periods presented have been made. The results of operations for the quarter and six-months ended November 30, 2003, are not necessarily indicative of the results to be expected for the full year.

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

Organization: Teletouch operates in the wireless telecommunications industry, providing paging and messaging, cellular, telemetry and two-way radio services to a diversified customer base. The Company provides services in non-major metropolitan areas and communities in Alabama, Arkansas, Louisiana, Mississippi, Missouri, Oklahoma, Texas, Tennessee and Florida. The Company has 22 service centers, 1 retail store and 5 two-way radio shops in those states. Through inter-carrier arrangements, Teletouch also provides nationwide and expanded regional coverage. The Company has no foreign operations.

Principles of Consolidation: The consolidated financial statements include the accounts of Teletouch Communications, Inc. and its wholly-owned subsidiary (together, “Teletouch” or the “Company”). Teletouch Communications, Inc. owns all of the shares of Teletouch Licenses, Inc., its only wholly owned subsidiary. Teletouch Licenses, Inc. is a company formed for the express purpose of owning all of the FCC licenses utilized by Teletouch in its paging network. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates: Preparing financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions. Those assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Allowance for Doubtful Accounts: Estimates are used in determining the allowance for doubtful accounts and are based on historic collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages, Teletouch compares the ratio of the allowance for doubtful accounts to gross receivables to historic levels and Teletouch monitors collections amounts and statistics. Teletouch’s allowance for doubtful accounts was $150,000 at November 30, 2003. While write-offs of customer accounts have historically been within our expectations and the provisions established, management cannot guarantee that Teletouch will continue to experience the same write-off rates that it has in the past which could result in material differences in the reserve for doubtful accounts and related provisions for write-offs.

Inventories: The Company’s inventories consist of pagers, cellular telephones, telemetry equipment, two-way radios, accessories, and spare parts held for sale. Inventories are carried at the lower of cost or market using the weighted-average first-in, first-out method. Reserves for inventory obsolescence are computed using estimates that are based on sales trends, a ratio of inventory to sales, and a review of specific categories of inventory. In establishing its reserve, Teletouch reviews historic inventory obsolescence experience including comparisons of previous write-offs to provision for inventory obsolescence and the inventory count compared to recent sales trends. The reserve for inventory obsolescence was $141,000 at November 30, 2003.

Property, Plant and Equipment: Property, plant and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the following estimated useful lives:

Pagers	3 years
Paging infrastructure	5-15 years
Building and improvements	10-20 years
Other equipment	3-10 years
Leasehold improvements	Shorter of estimated useful life or term of lease

Intangible Assets: Intangible assets are recorded at cost. Amortization is computed using the straight-line method based on the following estimated useful lives:

Subscriber bases	1-2 years
Internally developed software	3 years

Impairment of Long-Lived Assets: In accordance with Statement of Financial Accounting Standards (SFAS) No. 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets” Teletouch evaluates the recoverability of the carrying value of its long-lived assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, Teletouch must project estimated cash flows which are based on various operating assumptions such as average revenue per unit in service, disconnect rates, sales productivity ratios and expenses. Management develops these cash flow projections on a periodic basis and reviews the projections based on actual operating trends. The projections assume that general economic conditions will continue unchanged throughout the projection period and that their potential impact on capital spending and revenues will not fluctuate. Projected revenues are based on the Company’s estimate of units in service and average revenue per unit, as well as revenue from various new product initiatives. Projected revenues assume a continued decline in traditional messaging units in service throughout the projection period, which is partially offset by growth of advanced messaging units in service and revenue from the new product initiatives. Projected operating expenses are based on historic experience and expected market conditions adjusted to reflect an expected decrease in expenses resulting from cost saving initiatives.

Teletouch’s review of the carrying value of its long-lived assets as of November 30, 2003 indicates that the carrying value of these assets is recoverable through future estimated cash flows. If the cash flow estimates, or the significant operating assumptions upon which they are based, change in the future, Teletouch may be required to record impairment charges related to its long-lived assets.

Revenue Recognition: Teletouch’s revenue consists primarily of monthly service and lease revenues charged to customers on a monthly, quarterly, semi-annual or annual basis. Deferred revenue represents prepaid monthly service fees paid by customers. Revenue also includes sales of messaging devices, cellular telephones, and other products directly to customers and resellers. Teletouch recognizes revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable, and (4) collectibility is reasonably assured. Teletouch believes, relative to sales of one-way messaging equipment, that all of these conditions are met, therefore, product revenue is recognized at the time of delivery. Revenue from sales of other products is recognized upon delivery.

Stock-Based Compensation: The Company grants stock options for a fixed number of shares to employees with stock option exercise prices equal to the fair market value of the shares on the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the fair value-based method had been applied to all outstanding awards in each period (in thousands except per share amounts):

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002
Net income (loss) applicable to common stockholders	$(53)	$33,813	$51	$33,937

Plus stock-based employee compensation expense (benefit) included in reported net income, net of related tax effects	25	(21)	92	(21)
Less total stock-based employee compensation determined under fair-value-based method, net of related tax effects	(5)	(11)	(18)	(10)

Pro forma net income (loss)	$(33)	$33,781	$125	$33,906

Pro forma earnings (loss) per share:

Basic	$(0.01)	$7.16	$0.03	$7.14

Diluted	$(0.01)	$0.23	$0.00	$0.26

Earnings Per Share: Basic earnings (loss) per share is determined by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share amounts are similarly computed, but include the effect, when dilutive, of the Company’s weighted average number of stock options outstanding and the average number of common shares that would be issuable upon conversion of the Company’s convertible preferred securities and the exercise of the Company’s common stock purchase warrants.

Earnings (loss) per share amounts are calculated as follows (in thousands except per share amounts):

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002
Net income (loss) available to common shareholders – Basic and Diluted	$(53)	$33,813	$51	$33,937

Average shares outstanding:
Basic	4,547	4,718	4,547	4,750
Effect of dilutive securities:
Stock options	—	9	632	115
Common stock purchase warrants	—	3,343	6,003	2,968
Series B Preferred Stock	—	1,846	—	2,154
Series A Preferred Stock	—	128,804	—	114,145
Series C Preferred Stock	—	10,756	44,000	5,378

Diluted shares outstanding	4,547	149,476	55,182	129,510

Earnings (loss) per share:
Basic	$(0.01)	$7.17	$0.01	$7.14

Diluted	$(0.01)	$0.23	$0.00	$0.26

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

NOTE C – LIQUIDITY, RISKS AND OTHER IMPORTANT FACTORS

Sources of System Equipment and Inventory: Teletouch does not manufacture its paging network equipment, including but not limited to antennas, transmitters, and paging terminals, nor does it manufacture any of the pagers, cellular telephones, two-way radios, consumer electronics or telemetry devices it sells or leases. This equipment is available for purchase from multiple sources, and the Company anticipates that such equipment will continue to be available in the foreseeable future, consistent with normal manufacturing and delivery lead times. Because of the high degree of compatibility among different models of transmitters, computers and other paging and voice mail equipment manufactured by its suppliers, Teletouch’s paging network is not dependent upon any single source of such equipment. The Company currently purchases pagers and transmitters from several competing sources. Until fiscal 2001, the Company purchased its paging terminals from Glenayre Technologies Inc., a leading manufacturer of mobile communications equipment. During fiscal 2001, Glenayre announced that it would discontinue manufacturing paging terminals but would continue to provide technical support for the foreseeable future. Teletouch’s operations have not been impacted as a result of the decision by Glenayre as such terminal equipment is readily available in the used market. The Company expects that there will be an adequate supply of used Glenayre terminal equipment throughout the remainder of fiscal 2004 to meet the Company’s needs.

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

Risks and Uncertainties: The Company’s future results of operations and financial condition could be impacted by the following factors, among others:

•	We could experience increased subscriber attrition and reduction in ARPU as a result of more competitive services products and pricing.

•	Termination or impairment of our relationship with a small number of key telemetry suppliers or vendors could adversely affect our revenues and results of operations.

•	Market prices for paging, two-way and telemetry services may decline in the future as competition increases.

•	We rely on airtime arrangements with other carriers to provide our telemetry services, which we may be unable to obtain or maintain in the future.

•	If the demand for telemetry services does not grow, or if we fail to capitalize on such demand, it could have an adverse effect on our growth potential.

•	We may increase our debt in the future to fund potential acquisitions, which could subject us to various restrictions and higher interest costs and decrease our cash flow and earnings.

•	If we do not maintain compliance with the American Stock Exchange requirements for continued listing, our common stock could be de-listed.

•	Our ability to fund the costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002, could have an adverse impact on the operations of the Company.

•	There are substantial capital requirements that we will need to fund in order to maintain, operate and upgrade our information systems network to a level at which we can support our new revenue initiatives.

•	Our ability to efficiently integrate future acquisitions, if any, could alter the plans for future growth and profitability.

•	We may be unable to maintain compliance with the covenants in our loan facilities if the projected revenues from our new telemetry products are not realized in the next quarter.

•	Our operations are subject to government regulation that could have adverse effects on our business.

•	Equipment failure and natural disasters or terrorist acts may adversely affect our business.

•	Our industry will continue to be adversely affected if the economic slowdown persists.

NOTE D – CERTIFICATES OF DEPOSIT

As of May 31, 2003, Teletouch had deposited $10,000 into one-year certificate of deposits with a bank to support a letter of credit issued to a certain cellular service provider. During the second quarter of fiscal 2004, the requirement for the certificate of deposit was removed and all funds were released back to the Company.

NOTE E – NOTES RECEIVABLE

On November 7, 2003, the Company issued a $250,000 convertible secured promissory note (the “Streamwaves Note”) to Streamwaves.com, Inc. (Streamwaves). The Streamwaves Note is secured by substantially all of Streamwave’s assets and bears interest at a rate of 10%. All outstanding principal and unpaid accrued interest is payable on June 20, 2004 (the “Maturity Date”).

The Streamwaves Note contains a conversion feature which, at the option of Teletouch, allows the outstanding principal and unpaid accrued interest to be converted into shares of Streamwaves Common Stock. The conversion price of the Streamwaves Common Stock will be $1.00 if the conversion date is on or before June 20, 2004 or $0.20 if the conversion date is after June 20, 2004.

NOTE F – SHORT-TERM DEBT

	November 30, 2003	May 31, 2003
Short-term debt consists of the following (in thousands):

FCFC MAP note	$—	$109

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

FCFC MAP Note: The MAP Note provides for a revolving line of credit of up to a maximum amount of $2,000,000. The MAP Note bears interest at a floating rate of 5.25% above the prime rate of Bank One Arizona, Phoenix, Arizona. The interest rate cannot be less than an annual rate of 10%. Interest is payable on the MAP Note on the first day of each month and is the greater of actual calculated interest or $5,000. Borrowings under the MAP Note are limited to amounts, which together with amounts previously borrowed, do not exceed a borrowing base. This borrowing base is defined as 75% of the Company’s eligible commercial accounts receivable and 50% of the Company’s eligible reseller accounts receivable, with certain adjustments. Repayments under the MAP Note have been arranged by assigning the proceeds of the Company’s lockbox to FCFC. Deposits into the lockbox are transferred automatically each day to FCFC. No advances will be made by FCFC if an event of default (as that term is defined under the FCFC Security Agreement) occurs and Teletouch fails to cure the event of default. The MAP Note matures upon the termination of the FCFC Security Agreement. The FCFC Security Agreement provides for an initial term of two years from date of execution and subsequent one-year renewal terms. In consideration for establishing the line of credit, Teletouch paid to FCFC a commitment and funding fee of 1.5% of the line of credit amount, or $30,000, on the date the Company executed the MAP Note. In the event FCFC and Teletouch agree to extend the term of the MAP Note, Teletouch will pay an additional 0.5% or $10,000, of the line of credit amount on each anniversary of any MAP Note extensions. The current MAP Note term expires in May 2004.

Under the terms of the MAP Note, the Company is required to comply with certain financial covenants on a monthly basis. Failure to maintain compliance with these covenants is an event of default as defined under FCFC Security Agreement. During the second quarter of fiscal 2004, the Company was unable to maintain compliance with certain financial covenants in the MAP Note during any of the three months therein. The Company did receive a waiver of these covenants for all of the months during the three months ended November 30, 2003, which allowed the Company to remain in good standing under the terms of the MAP Note for this period.

NOTE G - LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	November 30, 2003	May 31, 2003
TLL note – affiliate, including accrued interest	$327	$760
Vehicle notes	80	—

	407	$760
Less current portion	19	—

	$388	$760

TLL Note: On May 17, 2002, the Company entered into a note agreement with TLL Partners (TLL Note), an entity controlled by Robert McMurrey, Chairman of Teletouch, which allows for borrowings in the aggregate principal amount of $2,200,000. The outstanding principal and accrued interest becomes payable in full May 17, 2007 and accrues interest at the rate of 10% annually. The TLL Note is subordinated to the interests of FCFC and does not require the maintenance of any financial or operating covenants.

Vehicle Notes: The Company enters into various vehicle financing arrangements, as necessary, to purchase vehicles for its service technicians. The terms of these financing arrangements extend between 24 and 48 months and such notes are fully collateralized by the vehicles purchased.

NOTE H – PROVISION FOR LEASE ABANDONMENT AND OTHER COSTS

In May 2002, the Company completed a review of the financial performance of its retail stores. This review resulted in the decision to close 22 of the Company’s 66 locations. In November 2002, the Company developed a restructuring plan to exit the retail business and focus the Company on its direct distribution channels (the “Retail Exit Plan”). The Retail Exit Plan resulted in the closing of an additional 10 of the Company’s retail locations, the transfer of 4 of its retail locations to a company affiliated by common ownership, the conversion of 22 of its retail locations to customer service centers and the reduction of its workforce by 111 people. In addition, during the second quarter of fiscal 2003 and prior to the execution of the Retail Exit Plan, the Company’s leases on 2 of its retail stores expired and the Company decided not to renew these leases and closed the stores. In July 2003, the Company completed the Retail Exit Plan. As a result of the Retail Exit Plan the Company has 22 customer service centers, 1 retail store and 5 two-way radio shops remaining through which it will service its customer base.

The following table provides a rollforward of the Retail Exit Plan liabilities for the six months ended November 30, 2003 (in thousands):

Future Lease Payments
Balance at May 31, 2003	$398
Cash outlay	(89)

Balance at August 31, 2003	309
Change in estimate	(21)
Cash outlay	(76)

Balance at November 30, 2003	$212

As of November 30, 2003, the remaining amount of $212,000 is expected to be paid through 2005. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates.

NOTE I – UNEARNED SALE/LEASEBACK PROFIT

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

NOTE J – INCOME TAXES

Teletouch uses the liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences reverse.

The Company made a payment of $571,000 in the three months ended August 31, 2003 for fiscal year 2003 estimated federal income taxes. In October, 2003, the Company made a payment of $143,000 for fiscal year 2004 estimated federal income taxes. The increase in the effective tax rate for the six months ended November 30, 2003 is primarily from the accretion of the redeemable common stock warrants being deductible for book purposes and non-deductible for tax purposes.

NOTE K – RELATED PARTY TRANSACTIONS

The Company had certain related party sales during the three months and six months ended November 30, 2003 and 2002 to Progressive Concepts, Inc. (PCI) a company controlled by Robert McMurrey, Teletouch’s Chairman. During the three months and six months ended November 30, 2003, Teletouch recognized approximately $8,700 and $12,800 respectively in revenue and $2,300 and $3,500 in gross margin respectively on the sales of pagers, service and cellular products to PCI. For the three months and six months ended November 30, 2002, the Company recognized $0 and $18,000 in revenue respectively, and $0 and $4,000 of gross margin respectively on the sale of cellular products. Additionally, the Company purchased cellular equipment from this related party during the three months and six months ended November 30, 2003 totaling approximately $4,600 and $8,000. The Company has negotiated purchase prices with PCI on both cellular and audio equipment equaling cost plus 5%. For the three months and six months ended November 30, 2003, Teletouch also recognized expenses of $90,000 and $180,000 for costs related to the outsourcing of the Company’s answering service center operations to PCI.

NOTE L – SHAREHOLDERS’ EQUITY

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

There were 15,000 shares of the Series A Preferred Stock originally sold by the Company to a group of investors led by CIVC (“CIVC Investors”). TLL Partners purchased these shares of Series A Preferred Stock on May 17, 2002. Dividends on the Series A Preferred Stock accrued at the rate of 14% per annum and compounded on a quarterly basis. Each share of Series A Preferred Stock, as well as dividends in arrears, were convertible after August 3, 2003 into common stock, at the option of the Series A Preferred Shareholder, based on a stated formula.

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

Series C Preferred Stock: At May 31, 2003 and November 30, 2003, 1,000,000 shares of Series C Preferred Stock with a par value of $0.001 have been issued and are outstanding.

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

Common Stock Purchase Warrants: At November 30, 2003, the Company has 6,000,000 issued and outstanding warrants (the “GM Warrants”) at an exercise price of $0.01 to purchase shares of Teletouch Common Stock. The GM Warrants will be exercisable beginning in May 2005 and expire in May 2010. In May 2007, the holder of the GM Warrants may require the Company to redeem the warrants at $0.50 per warrant. Because of this mandatory redemption feature, the Company has recorded the estimated fair value of the GM Warrants as a long-term liability on its consolidated balance sheet, and will adjust the amount to reflect changes in the fair value of the warrants, including accretion in value due to the passage of time, with such changes charged or credited to net income.

Securities Retired Under the Restructuring Agreement: Pursuant to the terms and conditions of the Restructuring Agreement completed upon the approval and issuance of the Series C Preferred Stock and the GM Warrants, the following securities were surrendered to the Company by TLL Partners as of November 30, 2002; a) 15,000 shares of Series A Preferred Stock, b) 85,394 shares of Series B Preferred Stock, c) 2,660,840 common stock purchase warrants, d) 295,649 share of Teletouch common stock, e) 324,172 Series B Preferred Stock purchase warrants. As of November 30, 2003, the Company has 15,000 shares of Series A Preferred Stock and 411,457 shares of Series B Preferred Stock authorized with no shares issued and outstanding. The 429,209 shares of Teletouch common stock surrendered are being held in treasury.

NOTE M – STOCK OPTIONS

In December 1999, the Company reduced the exercise price of all outstanding employees and director owned stock options to $0.87, which was equal to the average of the closing price of the Company’s common stock for the 20-trading days prior to December 1, 1999. In November 2001, the Company reduced the exercise price of all outstanding employees and director owned stock options to $0.24, which was equal to the average of the closing price of the Company’s common stock for the 20-trading days prior to November 21, 2001. Compensation expense associated with these repriced options will be measured and recognized in accordance with the recently issued Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”. Based on the market value of Teletouch’s common stock and in accordance with Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, compensation expense of $36,700 and $148,100 was recorded for the three months and six months ended November 30, 2003 respectively. For the three months and six months ended November 30, 2002, a reduction of compensation expense of $ 0 and $31,100 was recorded respectively. Additional compensation expense may be recorded in future periods based on fluctuations in the market value of the Company’s common stock.

On November 7, 2002, the Company’s common stockholders voted to adopt and ratify the Teletouch 2002 Stock Option and Appreciation Rights Plan (2002 Plan). Under the 2002 Plan, Teletouch may issue options which will result in the issuance of up to an aggregate of ten million (10,000,000) shares of Teletouch common stock. The 2002 Plan provides for options which qualify as incentive stock options (Incentive Options) under Section 422 of the Code, as well as the issuance of non-qualified options (Non-Qualified Options). The shares issued by Teletouch under the 2002 Plan may be either treasury shares or authorized but unissued shares as Teletouch’s board of directors may determine from time to time. Pursuant to the terms of the 2002 Plan, Teletouch may grant Non-Qualified Options and Stock Appreciation Rights (SARs) only to officers, directors, employees and consultants of Teletouch or any of Teletouch’s subsidiaries as selected by the board of directors or the Compensation Committee. The 2002 Plan also provides that the Incentive Options shall be available only to officers or employees of Teletouch or any of Teletouch’s subsidiaries as selected by the board of directors or Compensation Committee. The price at which shares of common stock covered by the option can be purchased is determined by Teletouch’s Compensation Committee or board of directors; however, in all instances the exercise price is never less than the fair market value of Teletouch’s common stock on the date the option is granted. To the extent that an Incentive Option or Non-Qualified Option is not exercised within the period in which it may be exercised in accordance with the terms and provisions of the 2002 Plan described above, the Incentive Option or Non-Qualified Option will expire as to the then unexercised portion.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with information disclosed in our 2003 Annual Report on Form 10-K and the financial statements and notes presented in Item 1 of this Form 10-Q. Except for the historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as our objectives, expectations, and intentions. Actual results could differ materially from results that may be anticipated by such forward-looking statements and discussed elsewhere in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section below, and those discussed under “Additional Factors That May Affect Our Business, Future Operating Results and Financial Condition.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings made with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects, and results of operations. We make our periodic and current reports available, free of charge, on our website as soon as reasonably practicable after such material is electronically filed with the Commission.

INTRODUCTION

Teletouch is a leading provider of wireless telecommunications services, primarily paging services, in non-major metropolitan areas and communities in the southeast United States. As of November 30, 2003 the Company had 198,949 pagers in service. The Company derives the majority of its revenues from fixed periodic fees, not dependent on usage, charged to subscribers for paging services. As long as a subscriber remains on service, operating results benefit from the recurring payments of the fixed periodic fees without incurring additional selling expenses or other fixed costs. A high level of customer attrition is common in the paging industry and Teletouch must be able to replace terminating paging subscribers and attract additional wireless subscribers to maintain operating margins. During recent months, customer attrition (churn) has remained relatively flat but continues to result in a net decline in the number of pagers in service. Teletouch expects that net paging subscriber deletions will continue in future quarters as the demand for one-way paging continues to decline. Teletouch is implementing customer retention programs and expanding its existing product lines to minimize the impact of the level of customer attrition. The sales and marketing expenses and other costs associated with attracting new subscribers are substantial and there is no guarantee that our future efforts in this area will improve subscriber growth and retention.

Teletouch’s primary focus during the fiscal years of 2002 and 2003 was on positioning the Company for growth in the future through the recapitalization of its debt and certain equity securities and the restructuring of its operations to maximize efficiency and profitability. The Company succeeded in recapitalizing its debt and certain equity securities in May 2002. In November 2002, the Company completed its restructuring efforts and exited its retail distribution channel. The operational restructuring started in May 2002 and ended November 2002 and resulted in the closure of 37 retail stores and the reduction in the Company’s workforce by 210 employees. The Company continues to follow its overall business strategy of minimizing the level of customer attrition while attempting to develop new revenue streams from telemetry products to minimize the impact of the loss in recurring revenues from its declining paging subscriber base. The Company’s management believes that the successful recapitalization of its debt and certain equity securities and the restructuring of its operations will help position the Company to be able to generate sufficient future cash flows to meet the Company’s capital needs for the next fiscal year. During the fiscal years of 2004 and 2005, the Company intends to focus most of its efforts on developing its telemetry services. By reducing overhead costs and focusing on customer service, the Company believes that it can minimize the impact on operating margins of its declining paging subscriber base while it develops its telemetry products and services with recurring revenue streams to replace the losses from paging service revenue. Additionally, if the opportunity to acquire other paging or two-way radio companies arises, the Company believes it can achieve better operating results than those achieved by the businesses separately by consolidating administrative functions, taking advantage of economies of scale, and sharing common frequencies to offer existing customers a wider area of coverage.

The Company currently offers postpaid cellular service as an agent for certain cellular carriers, including AT&T Wireless, Cingular Wireless, and Nextel. As of November 30, 2003, the Company is offering postpaid cellular under one or more of its agent agreements in all of its markets through its direct sales staff.

Prior to the Company’s exit from the retail business in November 2002, the volume of cellular sales was significantly higher. Although the Company was able to achieve a larger volume of cellular sales while in the retail business, the operating results from the retail stores continued to remain marginal due to the highly competitive cellular markets. The Company’s inability to achieve sales volumes that would cover the overhead costs in the retail stores resulted in the Company’s overall retail business not contributing to operating income.

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

In January 2003, Teletouch developed the LifeGuard system. Designed to safeguard lone workers, LifeGuard can signal a distress call to a company dispatcher, pinpointing the worker’s location and automatically provide vital information on the worker’s medical history, giving the dispatcher the necessary information for notifying emergency personnel. For example, should a lone worker have a heart attack, the worker can manually signal an emergency using the LifeGuard device worn on the worker’s belt. Should a worker suffer an injury that renders him unconscious, the device will sense the lack of movement and automatically signal a distress call.

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

Allowance for Doubtful Accounts: Estimates are used in determining the allowance for doubtful accounts and are based on historic collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages Teletouch reviews historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues; Teletouch compares the ratio of the allowance for doubtful accounts to gross receivables to historic levels and Teletouch monitors collections amounts and statistics. Teletouch’s allowance for doubtful accounts was $150,000 as of November 30, 2003. While write-offs of customer accounts have historically been within our expectations and the provisions established, management cannot guarantee that Teletouch will continue to experience the same write-off rates that it has in the past which could result in material differences in the reserve for doubtful accounts and related provisions for write-offs.

Reserve for Inventory Obsolescence: Estimates are used in determining the reserve for inventory obsolescence and are based on sales trends, a ratio of inventory to revenue, and a review of specific categories of inventory. In establishing its reserve, Teletouch reviews historic inventory obsolescence experience including comparisons of previous write-offs to provision for inventory obsolescence and the inventory count compared to recent sales trends. Teletouch’s reserve for inventory obsolescence was $141,000 as of November 30, 2003. While inventory obsolescence has historically been within our expectations and the provision established, management cannot guarantee that Teletouch will continue to experience the same obsolescence rates that it has in the past which could result in material differences in the reserve for inventory obsolescence and the related inventory write-offs.

Revenue Recognition: Teletouch’s revenue consists primarily of monthly service and lease revenues charged to customers on a monthly, quarterly, semi-annual or annual basis. Deferred revenue represents prepaid monthly service fees paid by customers. Revenue also includes sales of messaging devices, cellular telephones, and other products directly to customers and resellers. Teletouch recognizes revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable, and (4) collectibility is reasonably assured. Teletouch believes, relative to sales of one-way messaging equipment, that all of these conditions are met, therefore, product revenue is recognized at the time of shipment. Revenue from sales of other products is recognized upon delivery.

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

RESULTS OF OPERATIONS

The following table presents certain items from the Company’s condensed consolidated statements of operations and certain other information for the periods indicated (in thousands, except pagers, ARPU and per share amounts):

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002
Service, rent and maintenance revenue	$5,856	$7,082	$12,033	$14,632
Product sales revenue	699	2,048	1,471	4,549

Total revenue	$6,555	$9,130	$13,504	$19,181

Net book value of products sold	$(583)	$(1,349)	$(1,194)	$(3,125)

Operating expenses	$5,865	$9,568	$11,936	$17,584

Operating income (loss)	$107	$(1,787)	$374	$(1,528)

Net income (loss)	$(53)	$(2,564)	$51	$(2,440)

Earnings (loss) applicable to common stockholders	$(53)	$33,813	$51	$33,937

Earnings (loss) per share – basic	$(0.01)	$7.17	$0.01	$7.14

Earnings (loss) per share – diluted	$(0.01)	$0.23	$0.00	$0.26

Pagers in service at end of period	198,949	242,679	198,949	242,679

Average revenue per unit (ARPU)	$8.81	$8.84	$8.85	$8.91

Results of Operations for the Three Months and Six Months ended November 30, 2003 and 2002

Total revenue: The changes in Teletouch’s total revenue are shown in the table below:

	Three Months Ended November 30,			Six Months Ended November 30,
	2003	2002	Change	2003	2002	Change
Service, rent and maintenance revenue	$5,856	$7,082	$(1,226)	$12,033	$14,632	$(2,599)

Product sales revenue	699	2,048	(1,349)	1,471	4,549	(3,078)

Gross Revenue	$6,555	$9,130	$(2,575)	$13,504	$19,181	$(5,677)

Service, rent and maintenance revenue: Service, rent and maintenance revenues declined due to losses in paging and messaging revenues of $1.2 million and $2.6 million for the three months and six months ended November 30, 2003 compared to the same periods in fiscal 2003. This resulted from fewer pagers in service and lower demand for one-way paging. Pagers in service decreased to approximately 198,900 as of November 30, 2003 as compared to 242,700 as of November 30, 2002, due to a continuing decline in the demand for one-way paging service.

Teletouch expects that the introduction of new products and services will partially offset the loss in paging subscribers and the related recurring revenues and result in a slower decline in total revenue.

Product sales revenue: The decline in product sales revenues was due primarily to the Company’s exit from the retail business in November 2002 which resulted in a decline in cellular revenues of $1.0 million for the three months and $2.4 million for the six months ended November 30, 2003, and a decline in consumer electronic sales of $0.1 million for the three months and six months ended November 30, 2003. The decline in revenue for the three months and six months ended November 30, 2003 also reflects a $0.1 million and $0.4 million, respectively, decline in pager equipment sales due to the continued decline in the demand for paging service primarily in the consumer and wholesale markets, as well as a decline in two-way equipment sales of $0.1 million and $0.2 million, primarily due to increased competition in the East Texas market.

Total costs and expenses: The comparability of operating, selling and general and administrative expenses for the fiscal 2003 and 2004 periods is affected by the inclusion in the fiscal 2003 amounts of certain restructuring costs relating to the Company’s closing of retail stores in November 2002. The changes in Teletouch’s total costs and expenses are shown in the table below (in thousands):

	Three Months Ended November 30,			Six Months Ended November 30,
	2003	2002	Change	2003	2002	Change
Operating expense	$2,702	$5,321	$(2,619)	$5,512	$8,609	$(3,097)
Selling expense	514	1,480	(966)	1,057	3,217	(2,160)
General and administrative expense	1,690	1,522	168	3,413	3,055	358
Less: restructuring costs	—	(2,234)	2,234	—	(2,234)	2,234

Operating, selling and general and administrative expense excluding restructuring cost	$4,906	$6,089	$(1,183)	$9,982	$12,647	$(2,665)

% of total revenue	75%	67%		74%	66%

Depreciation and amortization	959	1,245	(286)	1,954	2,703	(749)
Add: restructuring costs	—	2,234	(2,234)	—	2,234	(2,234)

Total costs and expenses	$5,865	$9,568	$(3,703)	$11,936	$17,584	$(5,648)

Operating, selling and general and administrative expenses: The decline in operating, selling and general and administrative expenses excluding restructuring costs for the three months ended November 30, 2003 as compared to the three months ended November 30, 2002, reflects declines in payroll and commissions expense of $0.7 million, office lease expense of $0.2 million, and advertising expense of $0.1 million related to fewer retail stores and lower sales as a result of the completion of the Retail Exit Plan. In addition, third party airtime expenses declined $0.1 million due to better rates negotiated by the Company and bad debt expense declined $0.1 million due to fewer retail paging subscribers and improved collection efforts.

The decline in operating, selling and general and administrative expenses excluding restructuring costs for the six months ended November 30, 2003 as compared to the six months ended November 30, 2002 reflects declines in payroll and commissions expense of $1.8 million, office lease expense of $0.4 million, and advertising expense of $0.2 million. These declines reflect the effects of fewer retail stores and lower sales. In addition, third party airtime expense declined $0.2 million due to better rates negotiated by the Company and bad debt expense has declined $0.2 million due to fewer retail paging subscribers and improved collection efforts.

Restructuring charges recorded during the quarter ending November 30, 2002 related to the Company’s Retail Exit Plan included $363,000 for the abandonment of certain leased retail space, $34,000 for the abandonment of related leasehold improvements, $411,000 for personnel related costs and $1,426,000 for write-downs on excess furniture and fixtures and computer equipment held for sale.

Operating costs as a percentage of total revenue have increased while the Company’s paging subscriber base continued to decline during the three months and six months ended November 30, 2003 as compared to the same period in fiscal 2003. The Company has a relatively fixed cost structure related to maintaining its paging network. As paging subscribers and the related recurring revenues continue to decline, operating expenses as a percentage of total revenue will continue to increase until the Company is able to generate sufficient revenue growth in its other product and service offerings.

Depreciation and amortization: The decline in depreciation and amortization expense is due primarily to a write-off in fiscal year 2003 of certain paging infrastructure equipment of $0.8 million, write-downs on excess furniture, fixtures and computer equipment held for sale of $1.5 million, and charges to write-off leasehold improvements relating to store closings of $0.2 million.

Income taxes: The effective tax rate increased to 58% for the six months ended November 30, 2003, from 0% in the same period in 2002, primarily a result of the interest expense related to the redeemable common stock warrants being non-deductible for tax purposes.

FINANCIAL CONDITION

Teletouch’s cash balance was $0.5 million as of November 30, 2003 as compared to $0.7 million at May 31, 2003. Cash provided by operating activities decreased to $1.6 million for the six months ended November 30, 2003 from $2.2 million for the six months ended November 30, 2002. The decrease in cash provided by operations during the six months ended November 30, 2003 is primarily due to the continued decline in paging and messaging service revenue. In addition, the Company made a payment of $571,000 in the three months ended August 31, 2003, for fiscal year 2003 estimated federal income taxes and a payment of $143,000 in the three months ended November 30, 2003, for fiscal year 2004 estimated federal income taxes. The decrease in cash provided by operations is partially offset by a reduction in operating costs as a result of the completion of the Retail Exit Plan. The Company expects that cash flow provided from operations, together with the Company’s existing credit facilities, will be sufficient to fund its working capital needs during the remainder of fiscal 2004.

Teletouch’s operations require capital investment to purchase inventory for lease to customers and to acquire paging infrastructure equipment to support the Company’s growth. Net capital expenditures, including pagers, were $1.1 million and $2.0 million for the first six months of fiscal years 2004 and 2003, respectively. Teletouch anticipates capital expenditures to remain fairly constant during the remainder of fiscal 2004 which will result in total capital expenditures declining as compared to fiscal 2003 as the Company plans to only replace necessary equipment to maintain the paging infrastructure while continuing to purchase an adequate supply of pagers to lease to customers. Teletouch expects to pay for these expenditures with cash generated from operations.

Under the Company’s credit agreements with First Community Financial Corporation and TLL Partners, the Company has available borrowings of up to $2.5 million which is dependent on the Company’s borrowing base primarily consisting of accounts receivable at any point in time. Under these credit facilities, $0.3 million was funded as of November 30, 2003.

During the second quarter of fiscal 2004, the Company was unable to maintain compliance with certain financial covenants under the FCFC loan agreement but these covenants were waived by FCFC to allow the Company to remain in good standing for this period. We will continue to be unable to maintain compliance with certain financial covenants under the FCFC loan agreement if the projected revenues from our new telemetry products are not realized in the next quarter. We have previously been successful in negotiating waivers of these covenants with our lender and anticipate that, if necessary, a waiver will be granted during the third quarter. The FCFC loan agreement is a revolving line of credit that the Company has utilized during the second quarter to bridge the timing of the receipt of customer payments with its operating cash outflows. As of November 30, 2003, there were no amounts funded under this agreement. If this loan facility were to be unavailable, the Company could experience temporary cash shortages during the quarter that could cause payments to vendors to be delayed.

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

•	We could experience increased subscriber attrition and reduction in ARPU as a result of more competitive services products and pricing.

•	Termination or impairment of our relationship with a small number of key telemetry suppliers or vendors could adversely affect our revenues and results of operations.

•	Market prices for paging, two-way and telemetry services may decline in the future as competition increases.

•	We rely on airtime arrangements with other carriers to provide our telemetry services, which we may be unable to obtain or maintain in the future.

•	If the demand for telemetry services does not grow, or if we fail to capitalize on such demand, it could have an adverse effect on our growth potential.

•	We may increase our debt in the future to fund potential acquisitions, which could subject us to various restrictions and higher interest costs and decrease our cash flow and earnings.

•	If we do not maintain compliance with the American Stock Exchange requirements for continued listing, our common stock could be de-listed.

•	Our ability to fund the costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002, could have an adverse impact on the operations of the Company;

•	There are substantial capital requirements that we will need to fund in order to maintain, operate and upgrade our information systems network to a level at which we can support our new revenue initiatives.

•	Our ability to efficiently integrate future acquisitions, if any, could alter the plans for future growth and profitability.

•	We may be unable to maintain compliance with the covenants in our loan facilities if the projected revenues from our new telemetry products are not realized in the next quarter.

•	Our operations are subject to government regulation that could have adverse effects on our business.

•	Equipment failure and natural disasters or terrorist acts may adversely affect our business.

•	Our industry will continue to be adversely affected if the economic slowdown persists.

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

Statements in this document that are not historical facts are hereby identified as forward-looking statements. These forward-looking statements, including, without limitation, those relating to the future business prospects, revenues, working capital, liquidity, capital needs, network build-out, interest costs and income, in each case, relating to us, wherever they occur in this document, are necessarily estimates reflecting the best judgment of senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, without limitation:

•	The effects of vigorous competition in the markets in which we operate and competition for more valuable customers, which may decrease prices charged, increase churn, and change the customer mix, profitability, and average revenue per user;

•	Uncertainty concerning the growth rate for the wireless industry in general;

•	The risks associated with the implementation of our telemetry products and services and our technology development strategy, including risks relating to the implementation and operations of new systems and technologies, and potential unanticipated costs, the need to enter into agreements with third parties, uncertainties regarding the adequacy of suppliers on whom we must rely to provide both network and consumer equipment, and consumer acceptance of the products and services to be offered;

•	Uncertainty about the level of consumer demand for our telemetry products and services, including the possibility of consumer dissatisfaction which could result from unfamiliarity with new technology and different footprint, service areas, and levels of customer care;

•	The ability to enter into agreements to provide services throughout the United States and the cost of entering new markets necessary to provide these services;

•	Our ability to effectively develop and implement new services, offers, and business models to profitably serve that segment of the population not currently using telemetry services and the possible impact of those services and offers on our business;

•	The risk of increased churn and adverse impacts on our ability to grow our paging subscriber base resulting from popularity of cellular products and services provided by our competitors, or customer dissatisfaction with our products and services;

•	The ongoing global and U.S. trend towards consolidation in the telecommunications industry, which may have the effect of making our competitors larger and better financed and give these competitors more extensive resources, improved buying power, and greater geographic reach, allowing them to compete more effectively;

•	The requirements imposed on us or latitude allowed to competitors by the FCC or state regulatory commissions under the Telecommunications Act of 1996 or other applicable laws and regulations;

•	The inability to establish a significant market presence in new geographic and service markets;

•	The availability and cost of capital and the consequences of increased leverage;

•	The impact of any unusual items resulting from ongoing evaluations of our business strategies;

•	The risks and uncertainties associated with the acquisition and integration of businesses and operations;

•	The risk of insolvency of vendors, customers, and others with whom we do business;

•	The additional risks and uncertainties not presently known to us or that we currently deem immaterial; and

•	Those factors discussed under “Additional Factors That May Affect Our Business, Future Operating Results, and Financial Condition.

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

The risk inherent in Teletouch’s market risk sensitive instruments, such as its credit facilities is the potential loss arising from adverse changes in interest rates. As of November 30, 2003, the debt obligation with FCFC, comprised of the MAP Note was subject to a variable interest rate. The MAP Note is a short term revolving line of credit that is borrowed against and repaid as often as daily. Due to the revolving nature of the MAP Note and the Company’s ability to choose whether to obligate itself through borrowings, the inherent risk in the MAP Note is minimal related to changes in interest rates.

We did not have any foreign currency hedges or other derivative financial instruments as of November 30, 2003. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our principal executive and financial officers have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of November 30, 2003. They have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 with respect to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls. We have made no significant changes in internal controls over financial reporting during the last fiscal quarter that materially affected or are reasonably likely to materially affect our internal controls over financial reporting. We intend to continue to refine our internal controls on an ongoing basis as we deem appropriate with a view towards continuous improvements.

Part II. Other Information

Item 1.	Legal Proceedings

Teletouch is subject to various legal proceedings arising in the ordinary course of business. The Company believes there is no proceeding, either threatened or pending, against it that could result in a material adverse effect on its results of operations or financial condition.

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

N/A

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit Number	Title of Exhibit

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)

32.1	Certification pursuant to 1350, Chapter 63, Title 18 of United States Code

32.2	Certification pursuant to 1350, Chapter 63, Title 18 of United States Code

(b)	Reports on Forms 8-K/8-K/A.

Date	Event Reported
September 3, 2003	Current Report on Form 8-K, Items 7 and 12 – Results of Operations and Financial Condition for Fourth Quarter of 2003. No financial statements filed therewith.
September 19, 2003	Current Report on Form 8-K, Items 4 and 7 - Change in Company’s Certifying Accountant – BDO Seidman, LLP. No financial statements filed therewith.
October 6, 2003	Current Report on Form 8-K/A, Change in Company’s Certifying Accountant – BDO Seidman, LLP. No financial statements filed therewith.
October 17, 2003	Current Report on Form 8-K, Items 7 and 12 – Results of Operations and Financial Condition for First Quarter of 2004. No financial statements filed therewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2004	TELETOUCH COMMUNICATIONS, INC. Registrant

	By:	/s/ ROBERT M. MCMURREY
Robert M. McMurrey Chairman of the Board

	By:	/s/ J. KERNAN CROTTY
J. Kernan Crotty President, Chief Operating Officer, Chief Financial Officer and Director (Principal Accounting Officer)