Form 10-Q
period 2004-02-29
TELETOUCH COMMUNICATIONS INC
filed 2004-04-14
CIK 928659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2004

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

Common Stock, $.001 par value – 4,546,980 shares outstanding as of April 6, 2004

TELETOUCH COMMUNICATIONS, INC.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

ASSETS

	February 29, 2004	May 31, 2003
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$291	$688
Accounts receivable, net of allowance of $172 in fiscal 2004 and $150 in fiscal 2003	1,277	1,381
Accounts receivable – related party	3	68
Inventories, net of reserve of $141 in fiscal 2004 and $215 in fiscal 2003	2,233	2,441
Deferred income taxes	194	191
Note receivable	257	—
Certificate of deposit, restricted	—	10
Prepaid expenses and other current assets	448	417
Property held for sale	—	46

	4,703	5,242

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $14,826 in fiscal 2004 and $13,803 in fiscal 2003	9,058	10,846
GOODWILL, INTANGIBLES AND OTHER ASSETS:
Goodwill	821	—
Subscriber bases	225	77
FCC licenses	103	—
Non-compete agreements	95	—
Internally developed software	185	—
Accumulated amortization	(143)	(75)

	1,286	2

DEFERRED INCOME TAXES	68	—

	$15,115	$16,090

See Accompanying Notes to Condensed Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)

(In thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	February 29, 2004	May 31, 2003
	(unaudited)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,989	$3,365
Accounts payable – related party	—	159
Short-term debt	45	109
Current portion of long-term debt	39	—
Current portion of redeemable common stock payable	160	—
Current portion of unearned sale/leaseback profit	418	418
Deferred revenue	710	726

	4,361	4,777

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	429	760
Redeemable common stock purchase warrants	1,681	1,470
Redeemable common stock payable, net of current portion	475	—
Unearned sale/leaseback profit, net of current portion	1,169	1,487
Deferred income taxes	—	343

	3,754	4,060

TOTAL LIABILITIES	8,115	8,837

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Series A cumulative convertible preferred stock, $.001 par value, 15,000 shares authorized and 0 shares issued and outstanding in fiscal 2004 and 2003	—	—
Series B convertible preferred stock, $.001 par value, 411,457 shares authorized and 0 shares issued and outstanding in fiscal 2004 and 2003	—	—
Series C convertible preferred stock, $.001 par value, 1,000,000 shares authorized, issued and outstanding in fiscal 2004 and 2003	1	1
Common stock, $.001 par value, 70,000,000 shares authorized, 4,976,189 shares issued in fiscal 2004 and 2003	5	5
Treasury stock, 429,209 shares held in fiscal 2004 and 2003	(185)	(185)
Additional paid-in capital	26,965	26,834
Accumulated deficit	(19,786)	(19,402)

	7,000	7,253

	$15,115	$16,090

See Accompanying Notes to Condensed Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except shares and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Service, rent and maintenance revenue	$5,783	$6,781	$17,816	$21,413
Product sales revenue	769	1,421	2,240	5,970

Total revenues	6,552	8,202	20,056	27,383
Net book value of products sold	(691)	(1,335)	(1,885)	(4,460)

	5,861	6,867	18,171	22,923

Costs and expenses:
Operating	2,772	2,993	8,284	11,602
Selling	671	759	1,728	3,976
General and administrative	1,708	1,762	5,121	4,817
Depreciation and amortization	904	930	2,858	3,633
(Gain) loss on disposal of assets	298	(8)	365	(5)
Write-off of equipment	—	—	—	810

Total costs and expenses	6,353	6,436	18,356	24,833

Operating income (loss)	(492)	431	(185)	(1,910)
Gain on debt extinguishment	—	510	—	510
Gain on litigation settlement	—	429	—	429
Interest expense, net	(91)	(175)	(276)	(274)

Net income (loss) before income taxes	(583)	1,195	(461)	(1,245)
Income tax expense (benefit)	(148)	—	(77)	—

Net income (loss)	(435)	1,195	(384)	(1,245)
Gain on preferred stock transaction	—	—	—	36,377

Net income (loss) applicable to common shareholders	$(435)	$1,195	$(384)	$35,132

Earnings (loss) per share – basic	$(0.10)	$0.27	$(0.08)	$7.52

Earnings (loss) per share – diluted	$(0.10)	$0.02	$(0.08)	$0.34

Weighted average shares outstanding – basic	4,546,980	4,496,980	4,546,980	4,674,378

Weighted average shares outstanding – diluted	4,546,980	54,580,195	4,546,980	104,541,730

See Accompanying Notes to Condensed Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	February 29, 2004	February 28, 2003
Operating Activities:
Net loss	$(384)	$(1,245)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,858	3,633
Non-cash store closing expense	—	933
Non-cash compensation expense	131	5
Non-cash interest expense	211	61
Provision for losses on accounts receivable	164	397
(Gain)/Loss on disposal of assets	365	(5)
Write down on assets held for sale	—	1,460
Write-off of equipment	—	810
Gain on extinguishment of debt	—	(510)
Amortization of unearned sale/leaseback profit	(318)	(315)
Deferred income taxes	(414)	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	147	217
Inventories	839	1,672
Prepaid expenses and other assets	(31)	(170)
Accounts payable and accrued expenses	(679)	(1,928)
Deferred revenue	(16)	(33)

Net cash provided by operating activities	2,873	4,982

Investing Activities:
Capital expenditures, including pagers	(1,750)	(2,769)
Intangible assets	(220)	—
Purchase of certificates of deposit	—	(10)
Redemption of certificates of deposit	10	—
Acquisition, net of cash acquired	(696)	—
Net proceeds from sale of assets	59	28
Note receivable.	(257)	—

Net cash used in investing activities	(2,854)	(2,751)

Financing Activities:
Increase in short-term debt, net	(84)	(1,159)
Proceeds from borrowings	107	292
Payments on long-term debt	(439)	(2,550)

Net cash used in financing activities	(416)	(3,417)

Net decrease in cash and cash equivalents	(397)	(1,186)
Cash and cash equivalents at beginning of period	688	1,472

Cash and cash equivalents at end of period	$291	$286

Supplemental Cash Flow Data:
Interest paid	$49	$147

Income taxes paid	$870	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated financial statements include the consolidated accounts of Teletouch Communications, Inc. and our wholly-owned subsidiary (collectively, the “Company” or “Teletouch”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of financial position, results of operations and cash flows for the interim periods presented have been made. The results of operations for the three and nine-months ended February 29, 2004, are not necessarily indicative of the results to be expected for the full year.

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

Organization: Teletouch operates in the wireless telecommunications industry, providing paging, telemetry and two-way radio services to a diversified customer base. The Company provides services in non-major metropolitan areas and communities in Alabama, Arkansas, Louisiana, Mississippi, Missouri, Oklahoma, Texas, Tennessee and Florida. The Company has 21 service centers and 6 two-way radio shops in those states. Through inter-carrier arrangements, Teletouch also provides nationwide and expanded regional coverage. The Company has no foreign operations.

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

Reclassifications: Certain reclassifications were made to the prior period financial statements to conform to the current period financial statement presentation. Specifically, gain (loss) on disposal of assets and write-off of equipment were reclassed from other income (expense) to costs and expenses in the condensed consolidated statements of operations for all periods presented. These reclassifications did not have an impact on the Company’s previously reported financial position or net income (loss) applicable to common shareholders.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Allowance for Doubtful Accounts: Estimates are used in determining the allowance for doubtful accounts and are based on historic collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages, Teletouch compares the ratio of the allowance for doubtful accounts to gross receivables to historic levels and Teletouch monitors collections amounts and statistics. Teletouch’s allowance for doubtful accounts was $172,000 at February 29, 2004. While write-offs of customer accounts have historically been within our expectations and the provisions established, management cannot guarantee that Teletouch will continue to experience the same write-off rates that it has in the past which could result in material differences in the reserve for doubtful accounts and related provisions for write-offs.

Inventories: The Company’s inventories consist of pagers, cellular telephones, telemetry equipment, two-way radios, accessories, and spare parts held for sale. Inventories are carried at the lower of cost or market using the weighted-average first-in, first-out method. Reserves for inventory obsolescence are computed using estimates that are based on sales trends, a ratio of inventory to sales, and a review of specific categories of inventory. In establishing its reserve, Teletouch reviews historic inventory obsolescence experience including comparisons of previous write-offs to provision for inventory obsolescence and the inventory count compared to recent sales trends. The reserve for inventory obsolescence was $141,000 at February 29, 2004.

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

Intangible Assets: Intangible assets are recorded at cost. Amortization is computed using the straight-line method based on the following estimated useful lives:

Goodwill	—
Subscriber bases	1-5 years
FCC licenses	9 years
Non-competition agreements	5 years
Internally developed software	3 years

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142 – “Goodwill and Other Intangible Assets” during the year ended May 31, 2003 and, accordingly, no longer amortizes goodwill.

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

Teletouch’s review of the carrying value of its long-lived assets as of February 29, 2004 indicates that the carrying value of these assets is recoverable through future estimated cash flows. If the cash flow estimates, or the significant operating assumptions upon which they are based, change in the future, Teletouch may be required to record impairment charges related to its long-lived assets.

Revenue Recognition: Teletouch’s revenue consists primarily of monthly service and lease revenues charged to customers on a monthly, quarterly, semi-annual or annual basis. Deferred revenue represents prepaid monthly service fees paid by customers. Revenue also includes sales of messaging devices, cellular telephones, and other products directly to customers and resellers. Teletouch recognizes revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB 104). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable, and (4) collectibility is reasonably assured. Teletouch believes, relative to sales of one-way messaging equipment, that all of these conditions are met, therefore, product revenue is recognized at the time of delivery. Revenue from sales of other products is recognized upon delivery.

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

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the fair value-based method had been applied to all outstanding awards in each period (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Net income (loss) applicable to common shareholders	$(435)	$1,195	$(384)	$35,132
Plus stock-based employee compensation expense (benefit) included in reported net income (loss), net of related tax effects	(7)	61	87	40
Less total stock-based employee compensation determined under fair-value-based method, net of related tax effects	(5)	(10)	(23)	(31)

Pro forma net income (loss)	$(447)	$1,246	$(320)	$35,141

Pro forma earnings (loss) per share:
Basic	$(0.10)	$0.28	$(0.07)	$7.52

Diluted	$(0.10)	$0.02	$(0.07)	$0.34

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

Earnings (loss) per share amounts are calculated as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Net income (loss) available to common shareholders – Basic	$(435)	$1,195	$(384)	$35,132
Accretion on redeemable common stock purchase warrants	—	61	—	61

Net income (loss) available to common shareholders – Diluted	$(435)	$1,256	$(384)	$35,193

Average shares outstanding:
Basic	4,547	4,497	4,547	4,674
Effect of dilutive securities:
Stock options	—	230	—	153
Common stock purchase warrants	—	5,853	—	3,930
Series A Preferred Stock	—	—	—	76,097
Series B Preferred Stock	—	—	—	1,436
Series C Preferred Stock	—	44,000	—	18,252

Diluted shares outstanding	4,547	54,580	4,547	104,542

Earnings (loss) per share:
Basic	$(0.10)	$0.27	$(0.08)	$7.52

Diluted	$(0.10)	$0.02	$(0.08)	$0.34

For the three and nine months ended February 29, 2004, 1,000,000 shares of Series C preferred stock convertible into 44,000,000 shares of common stock, 6,000,000 common stock purchase warrants exercisable at $.01 and stock options to purchase 938,967 shares of common stock at exercises prices ranging from $.24 to $3.375 per share were outstanding, but were not included in the computation of dilutive earnings per share due to their antidilutive effect.

NOTE C – LIQUIDITY, RISKS AND OTHER IMPORTANT FACTORS

Sources of System Equipment and Inventory: Teletouch does not manufacture its paging network equipment, including but not limited to antennas, transmitters, and paging terminals, nor does it manufacture any of the pagers, two-way radios or telemetry devices it sells or leases. This equipment is available for purchase from multiple sources, and the Company anticipates that such equipment will continue to be available in the foreseeable future, consistent with normal manufacturing and delivery lead times. Because of the high degree of compatibility among different models of transmitters, computers and other paging and voice mail equipment manufactured by its suppliers, Teletouch’s paging network is not dependent upon any single source of such equipment. The Company currently purchases pagers and transmitters from several competing sources and the Company expects that there will be an adequate supply of equipment throughout the remainder of fiscal 2004 to meet the Company’s needs.

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

Risks and Uncertainties: The Company’s future results of operations and financial condition could be impacted by the following factors, among others:

•	We could experience increased subscriber attrition and reduction in ARPU as a result of more competitive services products and pricing.

•	Termination or impairment of our relationship with a small number of key telemetry suppliers or vendors could adversely affect our revenue opportunities and results of operations.

•	Market prices for paging, two-way and telemetry services may decline in the future as competition increases.

•	We rely on airtime arrangements with other carriers to provide our telemetry services, which we may be unable to obtain or maintain in the future.

•	If the demand for telemetry services does not grow, or if we fail to capitalize on such demand, it could have an adverse effect on our growth potential.

•	We may increase our debt in the future to fund potential acquisitions, which could subject us to various restrictions and higher interest costs and decrease our cash flow and earnings.

•	If we do not maintain compliance with the American Stock Exchange requirements for continued listing, our common stock could be de-listed.

•	Our ability to fund the costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002, could have an adverse impact on the operations of the Company.

•	There are substantial capital requirements that we will need to fund in order to maintain, operate and upgrade our information systems network to a level at which we can support our new revenue initiatives.

•	Our ability to efficiently integrate future acquisitions, if any, could alter the plans for future growth and profitability.

•	Our operations are subject to government regulation that could have adverse effects on our business.

•	Equipment failure and natural disasters or terrorist acts may adversely affect our business.

NOTE D – NOTE RECEIVABLE

On November 7, 2003, the Company issued a $250,000 convertible secured promissory note (the “Streamwaves Note”) to Streamwaves.com, Inc. (Streamwaves). The Streamwaves Note is secured by substantially all of Streamwave’s assets and bears interest at a rate of 10%. All outstanding principal and unpaid accrued interest is payable on June 20, 2004.

The Streamwaves Note contains a conversion feature which, at the option of Teletouch, allows the outstanding principal and unpaid accrued interest to be converted into shares of Streamwaves Common Stock. The conversion price of the Streamwaves Common Stock will be $1.00 if the conversion date is on or before June 20, 2004 or $0.20 if the conversion date is after June 20, 2004.

NOTE E – SHORT-TERM DEBT

	February 29, 2004	May 31, 2003
Short-term debt consists of the following (in thousands):
FCFC MAP note	$45	$109

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

Under the terms of the MAP Note, the Company is required to comply with certain financial covenants on a monthly basis. Failure to maintain compliance with these covenants is an event of default as defined under FCFC Security Agreement. During the third quarter of fiscal 2004, the Company was unable to maintain compliance with certain financial covenants in the MAP Note for the months of December 2003 and January 2004 but did maintain compliance with the financial covenants for the month of February 2004. The Company did receive a waiver of these covenants for these months, which allowed the Company to remain in good standing under the terms of the MAP Note for the quarter ending February 29, 2004.

Effective February 1, 2004, the Company negotiated an extension of the MAP Note through May 1, 2005 which included modifications to certain of the financial covenants included in the agreement.

NOTE F – LONG-TERM DEBT

	February 29, 2004	May 31, 2003
Long-term debt consists of the following (in thousands):
TLL note – affiliate, including accrued interest	$333	$760
Binion note	60	—
Vehicle notes	75	—

	468	760
Less current portion	39	—

	$429	$760

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

Binion Note: On January 29, 2004, Teletouch acquired substantially all of the two-way radio assets of DCAE, Inc. d/b/a Delta Communications, Inc. (“Delta”) and in conjunction, the Company issued a note payable to Glen Binion, an employee of Delta, in the amount of $60,000 for the purchase of certain FCC licenses owned by Mr. Binion. The note bears interest at a rate of 5% per year and is payable in three annual installments of $20,000 beginning February 28, 2005.

Vehicle Notes: The Company enters into various vehicle financing arrangements, as necessary, to purchase vehicles for its service technicians. The terms of these financing arrangements extend between 24 and 48 months and such notes are fully collateralized by the vehicles purchased.

NOTE G – PROVISION FOR LEASE ABANDONMENT AND OTHER COSTS

In May 2002, the Company completed a review of the financial performance of its retail stores and subsequently developed a restructuring plan to exit the retail business (“Retail Exit Plan”). The Retail Exit Plan resulted in the Company closing the majority of its 66 retail facilities and converting the remaining facilities to customer service centers. At February 29, 2004, the Company has 21 customer service centers and 6 two-way radio shops remaining open.

The following table provides a rollforward of the Retail Exit Plan liabilities for the nine months ended February 29, 2004 (in thousands):

Future Lease Payments
Balance at May 31, 2003	$398
Cash outlay	(89)

Balance at August 31, 2003	309
Change in estimate	(21)
Cash outlay	(76)

Balance at November 30, 2003	212
Cash outlay	(30)

Balance at February 29, 2004	$182

As of February 29, 2004, the remaining amount of $182,000 is expected to be paid through 2005. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates.

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

The Company made payments of $643,000 for fiscal year 2003 federal income taxes and $227,000 for fiscal year 2004 estimated federal income taxes in the nine months ended February 29, 2004.

NOTE J – RELATED PARTY TRANSACTIONS

The Company had certain related party sales during the three months and nine months ended February 29, 2004 and February 28, 2003 to Progressive Concepts, Inc. (PCI) a company controlled by Robert McMurrey, Teletouch’s Chairman. During the three months and nine months ended February 29, 2004, Teletouch recognized approximately $10,600 and $35,000 respectively in revenue and $7,500 and $22,600 in gross margin respectively on the sales of pagers, service and cellular products to PCI. For the three months and nine months ended February 28, 2003, the Company recognized $268,000 and $386,000 in revenue respectively, and $14,400 and $31,500 of gross margin respectively on the sales of pagers, service, and cellular products. Additionally, the Company purchased cellular equipment from this related party during the three months and nine months ended February 29, 2004 totaling approximately $1,700 and $9,700, respectively. For the three months and nine months ended February 28, 2003, the Company purchased both car audio equipment and cellular accessories totaling approximately $29,300 and $215,300, respectively. The Company has negotiated purchase prices with PCI on both cellular and audio equipment equaling cost plus 5%. For the three months and nine months ended February 29, 2004 and February 28, 2003, Teletouch also recognized expenses of $90,000 and $270,000 and $90,000 and $180,000 respectively for costs related to the outsourcing of the Company’s answering service center operations to PCI.

NOTE K – SHAREHOLDERS’ EQUITY

Capital Structure: Subsequent to the common shareholder approval obtained in November 2002 of an amendment to the Company’s Certificate of Incorporation, Teletouch’s authorized capital structure allows for the issuance of 70,000,000 shares of common stock with a $0.001 par value and 5,000,000 shares of preferred stock with a $0.001 par value. Of the preferred stock authorized, 15,000 shares of Series A Preferred Stock, 411,457 shares of Series B Preferred Stock and 1,000,000 shares of Series C Preferred Stock have been designated by the Company.

In connection with its initial public offering, Teletouch issued to certain consultants the Consultant Warrants to purchase 266,666 shares of common stock at an exercise price of $0.75 per share. The Consultant Warrants expired in January 2004.

Series A and Series B Preferred Stock: In connection with the acquisition of Dial-A-Page, Inc., Teletouch designated 15,000 shares of authorized preferred stock as “Series A 14% Cumulative Preferred Stock” (the “Series A Preferred Stock”) and 411,457 shares as “Series B Preferred Stock”. The Series A Preferred Stock carried an initial liquidation value of $1,000 per share while each share of the Series B Preferred Stock was convertible into 6 shares of Common Stock. The Series A Preferred Stock and the Series B Preferred Stock were non-voting except as to the merger or consolidation with another entity or entities, or the sale of substantially all of the assets of the Company. The holder of the Series A Preferred Stock and the Series B Preferred Stock had the right to require that its securities be registered for public sale two years after the conversion into common stock.

On May 17, 2002, TLL Partners exercised an option it had previously purchased to acquire all of the securities held by Continental Illinois Venture Corporation (“CIVC”) which included 295,649 shares of common stock, 36,019 shares of Series B Preferred Stock, 2,660,840 warrants to purchase common stock, 324,173 warrants to purchase Series B Preferred Stock and 13,200 shares of Series A Preferred Stock from CIVC.

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

Series C Preferred Stock: At May 31, 2003 and February 29, 2004, 1,000,000 shares of Series C Preferred Stock with a par value of $0.001 have been issued and are outstanding.

The material terms of the Series C Preferred Stock are as follows: after payment of all amounts due under the Amended Credit Agreement, (1) dividends may be paid on a pro rata basis; (2) assets may be distributed upon voluntary or involuntary liquidation, dissolution or winding up of the Company; and (3) holders may convert all, but not less than all, of their Series C Preferred Stock into shares of Common Stock after May 20, 2005, subject to the following terms and conditions. The Series C Preferred Stock will be convertible into a number of shares of Common Stock computed by dividing (1) the product of (A) the number of shares of Series C Preferred Stock to be converted and (B) 22, by (2) the conversion price in effect at the time of conversion. The conversion price for delivery of Common Stock shall initially be $0.50 and is subject to adjustment. The Series C Preferred Stock is non-voting. Holders of Series C Preferred Stock are entitled to notice of all stockholders meetings. The consent of at least a majority of the Series C Preferred Stock (calculated on an “as converted” basis) is required to effect any amendment (a) to voting powers, preferences or rights of the holders of Series C Preferred Stock or (b) to the Certificate of Incorporation authorizing, creating or increasing the amount of any shares of any class or series prior or equal to the Series C Preferred Stock for payment of dividends or (c) any merger or consolidation unless the surviving entity shall have no class or series of shares or securities authorized or outstanding ranking prior to the Series C Preferred Stock.

Common Stock Purchase Warrants: At February 29, 2004, the Company has 6,000,000 issued and outstanding warrants (the “GM Warrants”) at an exercise price of $0.01 to purchase shares of Teletouch Common Stock. The GM Warrants will be exercisable beginning in May 2005 and expire in May 2010. In May 2007, the holder of the GM Warrants may require the Company to redeem the warrants at $0.50 per warrant. Because of this mandatory redemption feature, the Company has recorded the estimated fair value of the GM Warrants as a long-term liability on its consolidated balance sheet, and will adjust the amount to reflect changes in the fair value of the warrants, including accretion in value due to the passage of time, with such changes charged or credited to net income.

Securities Retired Under the Restructuring Agreement: Pursuant to the terms and conditions of the Restructuring Agreement completed upon the approval and issuance of the Series C Preferred Stock and the GM Warrants, the following securities were surrendered to the Company by TLL Partners as of November 30, 2002: a) 15,000 shares of Series A Preferred Stock, b) 85,394 shares of Series B Preferred Stock, c) 2,660,840 common stock purchase warrants, d) 295,649 shares of Teletouch common stock, e) 324,172 Series B Preferred Stock purchase warrants. As of February 29, 2004, the Company has 15,000 shares of Series A Preferred Stock and 411,457 shares of Series B Preferred Stock authorized with no shares issued and outstanding. The 429,209 shares of Teletouch common stock surrendered are being held in treasury.

Redeemable Common Stock Payable: On January 29, 2004, Teletouch acquired substantially all of the two-way radio assets of DCAE, Inc. d/b/a Delta Communications, Inc. (“Delta”), (see Note M) and in conjunction, the Company deferred the issuance of 640,000 shares of Teletouch’s common stock subject to certain reductions specified in the Delta Asset Purchase Agreement that cannot exceed 100,000 shares of common stock. This obligation is payable on February 15, 2005 at which time up to 640,000 restricted shares of common stock will be issued. The shares of common stock to be issued contain a put option allowing the holder to sell 25% of the remaining shares held each quarter, beginning February 28, 2005, back to the company at a specified price as follows:

Date to be Sold Back to Company	Sell Price
February 28, 2005 – November 30, 2005	$1.05
December 1, 2005 – November 30, 2006	$1.10
December 1, 2006 – November 30, 2007	$1.15

Because of this mandatory redemption feature, the Company has recorded the estimated fair value of the Redeemable Common Stock Payable as both a current and long-term liability on its consolidated balance sheet, and will adjust the amount to reflect changes in the fair value of the obligation, including accretion in value due to the passage of time, with such changes charged or credited to net income.

NOTE L – STOCK OPTIONS

In December 1999, the Company reduced the exercise price of all outstanding employees and director owned stock options to $0.87, which was equal to the average of the closing price of the Company’s common stock for the 20-trading days prior to December 1, 1999. In November 2001, the Company reduced the exercise price of all outstanding employees and director owned stock options to $0.24, which was equal to the average of the closing price of the Company’s common stock for the 20-trading days prior to November 21, 2001. Compensation expense associated with these repriced options will be measured and recognized in accordance with the recently issued Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”. Based on the market value of Teletouch’s common stock and in accordance with Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, a reduction of compensation expense of $16,400 and $131,700 was recorded for the three months and nine months ended February 29, 2004 respectively. For the three months and nine months ended February 28, 2003, compensation expense of $36,100 and $5,000 was recorded respectively. Additional compensation expense may be recorded in future periods based on fluctuations in the market value of the Company’s common stock.

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

NOTE M – ACQUISITION

On January 29, 2004, Teletouch acquired substantially all of the two-way radio assets of DCAE, Inc. d/b/a Delta Communications, Inc. (“Delta”), a corporation headquartered in Garland, Texas, which continues to operate the business providing Nextel cellular service in the Dallas / Fort Worth market. As part of the purchase, Teletouch acquired approximately 2,500 additional two-way radio subscribers and the logic trunked radio (“LTR”) infrastructure in the Dallas / Fort Worth market. The total purchase price for the assets of Delta was approximately $1,535,000 which consisted of certain cash and equity consideration. The consideration paid or payable in cash consisted of a cash payment of $650,000, a cash payment to be made within one year of $50,000 (“Cash Holdback”) which is subject to certain adjustments, a promissory note payable in the amount of $60,000 (see “Binion Note” in Note E), approximately $46,000 in other cash expenditures related to closing and the assumption of $89,000 in other liabilities from Delta. The equity consideration given is a note which is payable in 640,000 shares of Teletouch’s common stock which was valued at $640,000, based on market price, on the date of closing (see “Redeemable Common Stock Payable” in Note K). The acquisition was accounted for using the purchase method of accounting and the total purchase price was allocated as follows: $161,000 to property, plant and equipment, $112,000 to subscriber bases, $104,000 to FCC licenses, $95,000 to non-compete agreements, $100,000 to inventory, $142,000 to accounts receivable and $821,000 to goodwill. Teletouch is in the process of reviewing third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement. The results of operations of the acquisition, which are immaterial to the consolidated operations, are included with that of the Company from the date of closing.

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

INTRODUCTION

Teletouch is a leading provider of wireless telecommunications services, primarily paging services, in non-major metropolitan areas and communities in the southeast United States. As of February 29, 2004 the Company had 190,371 pagers in service. The Company derives the majority of its revenues from fixed periodic fees, not dependent on usage, charged to subscribers for paging services. As long as a subscriber remains on service, operating results benefit from the recurring payments of the fixed periodic fees without incurring additional selling expenses or other fixed costs. A high level of customer attrition is common in the paging industry and Teletouch must be able to replace terminating paging subscribers and attract additional wireless subscribers to maintain operating margins. During recent months, customer attrition (churn) has remained relatively flat but continues to result in a net decline in the number of pagers in service. Teletouch expects that net paging subscriber deletions will continue in future quarters as the demand for one-way paging continues to decline. Teletouch is implementing customer retention programs and expanding its existing product lines to minimize the impact of the level of customer attrition. The sales and marketing expenses and other costs associated with attracting new subscribers are substantial and there is no guarantee that our future efforts in this area will improve subscriber growth or retention.

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

On January 29, 2004, Teletouch acquired substantially all of the two-way radio assets of DCAE, Inc. d/b/a Delta Communications, Inc. (“Delta”), a corporation headquartered in Garland, Texas, which continues to operate the business providing Nextel cellular service in the Dallas / Fort Worth market. As part of the purchase, Teletouch acquired approximately 2,500 additional two-way radio subscribers and the logic trunked radio (“LTR”) infrastructure in the Dallas / Fort Worth market. The total purchase price for the assets of Delta was approximately $1,535,000 which consisted of certain cash and equity consideration. This acquisition allows the Company to expand its operations from its mid-sized markets in eastern Texas to the larger Dallas/Fort Worth market as well as creates an opportunity to combine these networks to provide larger two way radio coverage for its customers.

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

Allowance for Doubtful Accounts: Estimates are used in determining the allowance for doubtful accounts and are based on historic collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages Teletouch reviews historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues; Teletouch compares the ratio of the allowance for doubtful accounts to gross receivables to historic levels and Teletouch monitors collections amounts and statistics. Teletouch’s allowance for doubtful accounts was $172,000 as of February 29, 2004. While write-offs of customer accounts have historically been within our expectations and the provisions established, management cannot guarantee that Teletouch will continue to experience the same write-off rates that it has in the past which could result in material differences in the reserve for doubtful accounts and related provisions for write-offs.

Reserve for Inventory Obsolescence: Estimates are used in determining the reserve for inventory obsolescence and are based on sales trends, a ratio of inventory to revenue, and a review of specific categories of inventory. In establishing its reserve, Teletouch reviews historic inventory obsolescence experience including comparisons of previous write-offs to provision for inventory obsolescence and the inventory count compared to recent sales trends. Teletouch’s reserve for inventory obsolescence was $141,000 as of February 29, 2004. While inventory obsolescence has historically been within our expectations and the provision established, management cannot guarantee that Teletouch will continue to experience the same obsolescence rates that it has in the past which could result in material differences in the reserve for inventory obsolescence and the related inventory write-offs.

Revenue Recognition: Teletouch’s revenue consists primarily of monthly service and lease revenues charged to customers on a monthly, quarterly, semi-annual or annual basis. Deferred revenue represents prepaid monthly service fees paid by customers. Revenue also includes sales of messaging devices, cellular telephones, and other products directly to customers and resellers. Teletouch recognizes revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB 104). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable, and (4) collectibility is reasonably assured. Teletouch believes, relative to sales of one-way messaging equipment, that all of these conditions are met, therefore, product revenue is recognized at the time of shipment. Revenue from sales of other products is recognized upon delivery.

RESULTS OF OPERATIONS

The following table presents certain items from the Company’s condensed consolidated statements of operations and certain other information for the periods indicated (in thousands, except pagers, ARPU and per share amounts):

	Three Months Ended		Nine Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Service, rent and maintenance revenue	$5,783	$6,781	$17,816	$21,413
Product sales revenue	769	1,421	2,240	5,970

Total revenues	$6,552	$8,202	$20,056	$27,383
Net book value of products sold	(691)	(1,335)	(1,885)	(4,460)

	$5,861	$6,867	$18,171	$22,923

Total costs and expenses	$6,353	$6,436	$18,356	$24,833

Operating income (loss)	$(492)	$431	$(185)	$(1,910)

Net income (loss)	$(435)	$1,195	$(384)	$(1,245)

Earnings (loss) applicable to common shareholders	$(435)	$1,195	$(384)	$35,132

Earnings (loss) per share – basic	$(0.10)	$0.27	$(0.08)	$7.52

Earnings (loss) per share – diluted	$(0.10)	$0.02	$(0.08)	$0.34

Pagers in service at end of period	190,371	230,092	190,371	230,092

Average revenue per unit (ARPU)	$8.78	$8.84	$8.83	$8.89

Results of Operations for the Three Months and Nine Months ended February 29, 2004 and February 28, 2003

Total revenue: The changes in Teletouch’s total revenue are shown in the table below:

	Three Months Ended February 29 and February 28,			Nine Months Ended February 29 and February 28,
	2004	2003	Change	2004	2003	Change
Service, rent and maintenance revenue	$5,783	$6,781	$(998)	$17,816	$21,413	$(3,597)
Product sales revenue	769	1,421	(652)	2,240	5,970	(3,730)

Gross Revenue	$6,552	$8,202	$(1,650)	$20,056	$27,383	$(7,327)

Service, rent and maintenance revenue: Service, rent and maintenance revenues declined due to losses in paging and messaging revenues of $1.0 million and $3.6 million for the three months and nine months ended February 29, 2004 compared to the same periods in fiscal 2003. This resulted from fewer pagers in service and lower demand for one-way paging. Pagers in service decreased to approximately 190,400 as of February 29, 2004 as compared to approximately 230,100 as of February 28, 2003, due to a continuing decline in the demand for one-way paging service.

Teletouch expects that the introduction of new products and services will partially offset the loss in paging subscribers and the related recurring revenues and result in a slower decline in total revenue.

Product sales revenue: The decline in product sales revenues was due primarily to the Company’s exit from the retail business in November 2002 which resulted in a decline in cellular revenues of $0.4 million for the three months and $2.7 million for the nine months ended February 29, 2004, a decline in consumer electronic sales of $0.2 million for the three months and nine months ended February 29, 2004. The decline in revenue for the three months and nine months ended February 29, 2004 also reflects a $0.2 million and $0.6 million, respectively, decline in pager equipment sales due to the continued decline in the demand for paging service primarily in the consumer and wholesale markets, as well as a decline in two-way equipment sales of $0.2 million for the nine months ended February 29, 2004, primarily due to increased competition in the East Texas market.

Total costs and expenses: The comparability of operating, selling and general and administrative expenses for the fiscal 2003 and 2004 periods is affected by the inclusion in the fiscal 2003 amounts of certain restructuring costs relating to the Company’s closing of retail stores in November 2002. The changes in Teletouch’s total costs and expenses are shown in the table below (in thousands):

	Three Months Ended February 29 and February 28,			Nine Months Ended February 29 and February 28,
	2004	2003	Change	2004	2003	Change
Operating expense	$2,772	$2,993	$(221)	$8,284	$11,602	$(3,318)
Selling expense	671	759	(88)	1,728	3,976	(2,248)
General and administrative expense	1,708	1,762	(54)	5,121	4,817	304
Less: restructuring costs	—	(157)	157	—	(2,391)	2,391

Operating, selling and general and administrative expense excluding restructuring cost	$5,151	$5,357	$(206)	$15,133	$18,004	$(2,871)

% of total revenue	79%	65%		75%	66%

Depreciation and amortization	904	930	(26)	2,858	3,633	(775)

(Gain) loss on disposal of assets	298	(8)	306	365	(5)	370

Write-off of equipment	—	—	—	—	810	(810)

Add: restructuring costs	—	157	(157)	—	2,391	(2,391)

Total costs and expenses	$6,353	$6,436	$(83)	$18,356	$24,833	$(6,477)

Operating, selling and general and administrative expenses: The decline in operating, selling and general and administrative expenses, excluding restructuring costs, for the three months ended February 29, 2004 as compared to the three months ended February 28, 2003, reflects a decline in third party airtime expenses of $0.2 million due to better rates negotiated by the Company.

The decline in operating, selling and general and administrative expenses, excluding restructuring costs, for the nine months ended February 29, 2004 as compared to the nine months ended February 28, 2003 reflects declines in payroll and commission expense of $1.7 million and office lease expense of $0.5 million. These declines reflect the effects of fewer retail stores and lower sales. In addition, third party airtime expense declined $0.4 million due to better rates negotiated by the Company and bad debt expense has declined $0.2 million due to fewer retail paging subscribers and improved collection efforts.

Restructuring charges recorded during the nine months ended February 28, 2003 related to the Company’s Retail Exit Plan included $475,000 for the abandonment of certain leased retail space, $34,000 for the abandonment of related leasehold improvements, $456,000 for personnel related costs and $1,426,000 for write-downs on excess furniture and fixtures and computer equipment held for sale.

Operating costs as a percentage of total revenue have increased while the Company’s paging subscriber base continued to decline during the three months and nine months ended February 29, 2004 as compared to the same period in fiscal 2003. The Company has a relatively fixed cost structure related to maintaining its paging network. As paging subscribers and the related recurring revenues continue to decline, operating expenses as a percentage of total revenue will continue to increase until the Company is able to generate sufficient revenue growth in its other product and service offerings. Additionally, the Company is continuing to invest in developing its telemetry product line which is contributing to the increase in operating expenses as a percentage of total revenue. To date, sales of the Company’s telemetry products have been insignificant to its overall operations but there is increasing market awareness and interest in these products.

Depreciation and amortization: The decline in depreciation and amortization expense is due primarily to a write-off in fiscal year 2003 of certain paging infrastructure equipment of $0.8 million, write-downs on excess furniture, fixtures and computer equipment held for sale of $1.5 million, and charges to write-off leasehold improvements relating to store closings of $0.2 million.

(Gain) loss on disposal of assets: The increase in loss on disposal of assets is due primarily to the write-off of $0.3 million of computer software programs in the quarter ended February 29, 2004. The Company purchased the computer software, in fiscal 2003, which was represented to be a fully integrated system. After a year of implementation, it was determined that the software was not capable of handling the complexities of a telecommunications company. The Company is currently investigating any potential legal claims it may have against the vendor.

Write-off of equipment: The write-off of equipment for the nine months ended February 28, 2003 related to the completion of a physical inventory by the Company of all of its fixed assets. The fixed asset physical inventory resulted in $0.8 million of paging infrastructure equipment being written off during the quarter ended November 30, 2002.

Income taxes: The effective benefit tax rate is 17% for the nine months ended February 29, 2004, primarily a result of the interest expense related to the redeemable common stock warrants being non-deductible for tax purposes.

FINANCIAL CONDITION

Teletouch’s cash balance was $0.3 million as of February 29, 2004 as compared to $0.7 million at May 31, 2003. Cash provided by operating activities decreased to $2.9 million for the nine months ended February 29, 2004 from $5.0 million for the nine months ended February 29, 2003. The decrease in cash provided by operations during the nine months ended February 29, 2004 is primarily due to the continued decline in paging and messaging service revenue. In addition, the Company made payments of $643,000 for fiscal year 2003 federal income taxes and $227,000 for fiscal year 2004 estimated federal income taxes in the nine months ended February 29, 2004. The decrease in cash provided by operations is partially offset by a reduction in operating costs as a result of the completion of the Retail Exit Plan. The Company expects that cash flow provided from operations, together with the Company’s existing credit facilities, will be sufficient to fund its working capital needs during the remainder of fiscal 2004.

Teletouch’s operations require capital investment to purchase inventory for lease to customers and to acquire paging infrastructure equipment to support the Company’s growth. Net capital expenditures, including pagers, were $1.7 million and $2.8 million for the first nine months of fiscal years 2004 and 2003, respectively. Teletouch anticipates capital expenditures to remain fairly constant during the remainder of fiscal 2004 which will result in total capital expenditures declining as compared to fiscal 2003 as the Company plans to only replace necessary equipment to maintain the paging infrastructure while continuing to purchase an adequate supply of pagers to lease to customers. Teletouch expects to pay for these expenditures with cash generated from operations.

Under the Company’s credit agreements with First Community Financial Corporation and TLL Partners, the Company has available borrowings of up to $2.5 million which is dependent on the Company’s borrowing base primarily consisting of accounts receivable at any point in time. Under these credit facilities, $0.4 million was funded as of February 29, 2004.

During the third quarter of fiscal 2004, the Company was unable to maintain compliance with certain financial covenants under the FCFC loan agreement but these covenants were waived by FCFC to allow the Company to remain in good standing for this period. The FCFC loan agreement is a revolving line of credit that the Company has utilized during the third quarter to bridge the timing of the receipt of customer payments with its operating cash outflows. As of February 29, 2004, $44,200 was funded under this agreement. Effective February 1, 2004, the Company negotiated an extension of its loan agreement with FCFC through May 1, 2005 which included modifications to certain of the financial covenants included in the agreement. These modifications will make it easier for the Company to comply with the financial covenants in future quarters. If this loan facility were to be unavailable, the Company could experience temporary cash shortages during the quarter that could cause payments to vendors to be delayed.

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

•	We could experience increased subscriber attrition and reduction in ARPU as a result of more competitive services products and pricing.

•	Termination or impairment of our relationship with a small number of key telemetry suppliers or vendors could adversely affect our revenue opportunities and results of operations.

•	Market prices for paging, two-way and telemetry services may decline in the future as competition increases.

•	We rely on airtime arrangements with other carriers to provide our telemetry services, which we may be unable to obtain or maintain in the future.

•	If the demand for telemetry services does not grow, or if we fail to capitalize on such demand, it could have an adverse effect on our growth potential.

•	We may increase our debt in the future to fund potential acquisitions, which could subject us to various restrictions and higher interest costs and decrease our cash flow and earnings.

•	If we do not maintain compliance with the American Stock Exchange requirements for continued listing, our common stock could be de-listed.

•	Our ability to fund the costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002, could have an adverse impact on the operations of the Company;

•	There are substantial capital requirements that we will need to fund in order to maintain, operate and upgrade our information systems network to a level at which we can support our new revenue initiatives.

•	Our ability to efficiently integrate future acquisitions, if any, could alter the plans for future growth and profitability.

•	Our operations are subject to government regulation that could have adverse effects on our business.

•	Equipment failure and natural disasters or terrorist acts may adversely affect our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The risk inherent in Teletouch’s market risk sensitive instruments, such as its credit facilities is the potential loss arising from adverse changes in interest rates. As of February 29, 2004, the debt obligation with FCFC, comprised of the MAP Note was subject to a variable interest rate. The MAP Note is a short term revolving line of credit that is borrowed against and repaid as often as daily. Due to the revolving nature of the MAP Note and the Company’s ability to choose whether to obligate itself through borrowings, the inherent risk in the MAP Note is minimal related to changes in interest rates.

We did not have any foreign currency hedges or other derivative financial instruments as of February 29, 2004. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this quarterly report, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s principal executive and financial officers (the “Certifying Officers”), an evaluation of the effectiveness of its “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Certifying Officers have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s filings under the Exchange Act with respect to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported within the time periods in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulation promulgated thereunder.

Changes in Internal Control. We have made no changes in internal control over financial reporting during the last fiscal quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Teletouch is subject to various legal proceedings arising in the ordinary course of business. The Company believes there is no proceeding, either threatened or pending, against it that could result in a material adverse effect on its results of operations or financial condition.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On January 29, 2004, the Company acquired certain assets of DCAE, Inc. d/b/a/ Delta Communications, Inc. In connection with the acquisition, the Company issued its note payable on February 15, 2005, in 640,000 shares of the Company’s common stock valued at $640,000, based on market price, on the date of closing. The terms of the redeemable common stock issuable are further described in Note K to the Notes to the Financial Statements, which description is incorporated herein by reference. The Company relied upon the exemption from registration afforded by Section 4(2) under the Securities Act of 1933 in connection with the issuance of the Securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

N/A

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit Number	Title of Exhibit

10.1	Asset Purchase Agreement between Teletouch Communications, Inc., a Delaware corporation and DCAE, Inc., a Texas corporation

10.2	Asset Purchase Agreement between Teletouch Communications, Inc., a Delaware corporation and Glen Binion, an individual

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)

32.1	Certification pursuant to 1350, Chapter 63, Title 18 of United States Code

32.2	Certification pursuant to 1350, Chapter 63, Title 18 of United States Code

(b) Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2004	TELETOUCH COMMUNICATIONS, INC. Registrant

	By:	/s/ Robert M. McMurrey
Robert M. McMurrey Chairman of the Board

	By:	/s/ J. Kernan Crotty
J. Kernan Crotty President, Chief Operating Officer, Chief Financial Officer and Director (Principal Accounting Officer)