Form 10-K
period 2004-05-31
TELETOUCH COMMUNICATIONS INC
filed 2004-09-01
CIK 928659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: MAY 31, 2004

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

As of August 24, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on that date, was approximately $1,398,560. As of August 24, 2004, the registrant had outstanding 4,546,980 shares of Common Stock, 1,000,000 shares of Series C Preferred stock.

Documents Incorporated by Reference

The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement or amendment to this Form 10-K to be filed within 120 days after the end of the fiscal year covered by this report.

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

PART I

Item 1. Business

General

Teletouch is a leading provider of telecommunications services, primarily paging services, in non-major metropolitan areas and communities in the Southeast United States. Currently the Company provides services in Alabama, Arkansas, Georgia, Louisiana, Mississippi, Missouri, Oklahoma, Texas, Tennessee and Florida. The Company has 20 service centers and 6 two-way radio shops in those states. Through inter-carrier arrangements, Teletouch also provides nationwide and expanded regional coverage.

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

Our principal office is located at 110 N. College, Suite 200, Tyler, Texas 75702, and our telephone number is (800) 232-3888. Our address on the world wide web is www.teletouch.com. The information on our web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report. We make available free of charge through our web site our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after we electronically file those reports with the Securities and Exchange Commission.

Teletouch has experienced a substantial decline in the paging business over the last several years and expects that net paging subscriber deletions will continue as the demand for one-way paging continues to decline. At May 31, 2004, the Company had approximately 168,000 pagers in service as compared to approximately 217,700 and 271,100 at May 31, 2003 and May 31, 2002, respectively. For fiscal year 2004, the Company had total revenues of $26.8 million as compared to $34.8 million and $46.6 million in fiscal years 2003 and 2002, respectively.

Teletouch’s primary focus during the fiscal years of 2002 and 2003 was on positioning the Company for growth in the future through the recapitalization of its debt and certain equity securities and the restructuring of its operations to maximize efficiency and profitability. The Company succeeded in recapitalizing its debt and certain equity securities in May 2002. By May 2003, the Company had completed its restructuring efforts and exited its retail distribution channel (see “Restructuring Activities” discussion below). The Company continues to follow its overall business strategy of minimizing the level of customer attrition while attempting to develop new revenue streams from telemetry products to minimize the impact of the loss in recurring revenues from its declining paging subscriber base. The Company’s successful recapitalization of its debt and certain equity securities and the previous restructuring of its operations has allowed the Company to be able to generate sufficient cash flows to meet its capital needs for the previous two fiscal years. In order for the Company to continue to generate sufficient cash flow to meet its operating and capital needs during fiscal 2005 management believes it may become necessary to restructure its operations to reduce certain operating expenses if the new revenue streams anticipated from the telemetry products are not realized during the first half of fiscal 2005. If additional funds are needed to operate the business in fiscal 2005, the Company has an additional $2.0 million available under a lending arrangement with TLL Partners, a company controlled by Robert McMurrey, Chairman of the Board of Teletouch. During fiscal year 2005, the Company intends to continue focusing on developing its telemetry services but will place an increased emphasis on stabilizing its core paging business. By continuing to reduce overhead costs, developing a strategy to defend itself in the increasingly competitive pager market and focusing on paging customer retention, the Company believes that it can minimize the impact on operating margins of its declining paging subscriber base while it develops recurring revenue streams from its telemetry products and services to offset the declining paging service revenue. Additionally, if the opportunity to acquire other paging or two-way radio companies arises, the Company believes it can achieve better operating results than those achieved by the businesses separately by consolidating administrative functions, taking advantage of economies of scale, and sharing common frequencies to offer existing customers a wider area of coverage.

Restructuring Activities

In May 2002, the Company undertook a review of the financial performance of its retail stores. This review resulted in the decision to close 22 of the Company’s 66 locations. The Company continued to evaluate the profitability of the remaining retail stores and its overall retail distribution channel and in November 2002 the Company developed a restructuring plan to exit the retail business and focus the Company on its direct distribution channels (“Retail Exit Plan”). The Retail Exit Plan resulted in the closing of an additional 10 of the Company’s retail locations, transferring 4 of its retail locations to an affiliated company, the conversion of 22 of its retail locations to customer service centers and the reduction of its workforce by 210 people. Locations selected to be reduced to “Customer Service Only” locations were not contributing to the Company’s operating income, although they were supporting a sizable paging subscriber base that would not be easily serviced from any other location. The purpose of the restructuring was to reduce operating expenses while minimizing the impact on the recurring revenues from the paging subscribers that were being serviced by the affected locations. As of May 31, 2003, the Retail Exit Plan was substantially completed. As of May 31, 2004, the Company has 20 customer service centers and 6 two-way radio shops remaining in operation of which one two-way radio shop was acquired during fiscal 2004 as part of the asset purchase transaction with Delta Communications, Inc. (see “Two Way Operations” discussion below).

Paging Industry Background

In 1949 the Federal Communications Commission (“FCC”) allocated a group of radio frequencies for use in providing one-way and two-way mobile communications services, effectively creating the paging industry. Since 1949, the paging industry has been characterized by consolidation and technological change.

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

Since 1997 growth rates have been negative. It is difficult to predict when the negative growth rates in the one-way paging industry will flatten out but Teletouch management believes that the industry will not see growth again in the future and is working toward a stabilization in its own customer base. Factors contributing to the paging industry’s negative growth include: (i) expanding coverage of other mobile communications networks; (ii) an increased consumer demand for products capable of two-way mobile communications; (iii) the rapidly declining costs of other mobile communications services such as cellular telephone service; and (iv) technological advances in cellular equipment and services.

Three types of carriers remain in the paging industry: (i) large, national paging companies, primarily Arch Wireless, Inc. (“Arch”) and Metrocall Wireless, Inc. (“Metrocall”); (ii) regional carriers, of which Teletouch is the largest, that operate in regional markets in the U.S. that can also offer service outside of their home regions through a network of interconnections between their own systems, a national firm, and/or other regional providers; and (iii) small, single market operators.

The Company’s Products and Markets

Paging Operations

Teletouch’s paging network has been primarily built through a number of acquisitions that it has completed over the years. The Company continues to look at expansion possibilities but is primarily interested in only those networks transmitting on a common frequency that is currently utilized by Teletouch. The costs of converting customers to new frequencies is prohibitive given the low margins remaining in the business; therefore, adjoining networks on other frequencies are less attractive to Teletouch. Teletouch currently operates on 10 frequencies that it licenses in various locations throughout the Southeast United States; 152.240 (OP5), 152.480 (PC1), 152.780 (OJT), 157.740 (PC2), 158.100 (OT2), 158.700 (OP6), 462.800 (OU1), 929.7875 (NO1), 939.7125 (NO4) and 939.4875 (OAT).

On May 20, 2004, Teletouch acquired substantially all of the paging assets of Preferred Networks, Inc. (“PNI”), a corporation headquartered in Atlanta, Georgia. These assets were acquired out of bankruptcy and consisted of two distinct paging networks, one in the Southeast and one in the Northeast United States. The total purchase price for the assets of PNI was approximately $257,000. In a concurrent transaction, Teletouch sold the paging network and the associated paging subscribers in the Northeast for $155,000. Subsequent to

May 31, 2004, the Company sold certain excess paging infrastructure equipment acquired from PNI for $55,000. The net result of the asset purchase and sale transactions by Teletouch involving the PNI assets was that Teletouch retained all of the paging infrastructure in the Southeast, primarily around Atlanta, Georgia and the associated 24,000 paging subscribers.

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

Teletouch’s paging customers include various-sized companies with field sales and service operations as well as individuals in occupations requiring substantial mobility and the need to receive timely information. Teletouch is not dependent upon any single or small group of customers for a material part of its overall business.

Teletouch’s sales strategy for its paging services is to concentrate on business accounts who value continuity, quality, and personal service. The Company currently leases pagers to a large percentage of its business accounts. As the price of pagers continues to decline, the Company is attempting to emphasize pager sales over rentals. To date, the Company has been unsuccessful in converting its business customers away from leasing pagers as most of Teletouch’s competitors continue to offer this service. If the Company were successful in migrating customers away from leasing pager equipment, the Company’s annual capital needs would be significantly reduced.

The Company markets all its paging products and services under the Teletouch name. The Company currently distributes its paging products and services through two channels which include (i) a direct sales staff that concentrates on business accounts; and (ii) resellers, who purchase pagers and paging services in bulk and resell them to their own subscribers. Through November 2002, the Company sold paging products and services through Company-operated sales offices (“Retail Stores”), and by May 2003 the Company had completely exited its retail distribution channel (see “Restructuring Activities” discussion above).

Two-Way Radio Operations

Since 1963, Teletouch has been an authorized Motorola two-way radio dealer in the East Texas area. The Company has locations in Tyler, Longview, Nacogdoches, Lufkin, Livingston, and Garland Texas and services a large percentage of the law enforcement and public safety agencies as well as other industries in the East Texas and Dallas / Fort Worth markets. Teletouch is currently a member of Motorola’s Pinnacle Club, a group of preferred Motorola dealers.

On January 29, 2004, Teletouch acquired substantially all of the two-way radio assets of DCAE, Inc. d/b/a Delta Communications, Inc. (“Delta”), a corporation headquartered in Garland, Texas, which continues to operate the business providing Nextel cellular service in the Dallas / Fort Worth market. As part of the purchase, Teletouch acquired approximately 2,500 additional two-way radio subscribers and the logic trunked radio (“LTR”) infrastructure in the Dallas / Fort Worth market. The total purchase price for the assets of Delta was approximately $1,597,000 which consisted of certain cash and equity consideration. This acquisition allows the Company to expand its operations from its mid-sized markets in eastern Texas to the larger Dallas/Fort Worth market as well as creates an opportunity to combine these networks to provide larger two way radio coverage for its customers.

LTR radio service is licensed for the 450 MHz spectrum and includes voice, data, and voice mail capabilities. The LTR Passport-enabled service, which Teletouch offers in certain markets, includes “follow-me-roaming” features that are similar to the automatic handoff of radio signals characteristic of cellular radio systems. The market for LTR radio service includes customers desiring an upgrade in features and extended roaming compared with traditional two-way radio service. LTR radio service is also a cost-efficient communications alternative to cellular telephones since LTR service is based on a fixed monthly fee per-radio versus per-minute cellular charges.

During the fourth quarter of fiscal 2004, Teletouch was able to secure several sales contracts with entities utilizing recently released Homeland Security funds from the Federal Government. These sales contracts significantly increased the revenues of the two-way radio business during the fourth quarter. The Company anticipates that these funds will continue to be made available over the next couple of years to allow city, county and local emergency response units to upgrade their communications equipment. Teletouch’s long relationships and reputation with these city, county and local entities over its almost 41 year presence in East Texas has allowed the Company to procure this business to date and the Company’s management believes it is positioned to continue to be successful in procuring more of this business as the Homeland Security funds continue to be made available.

Telemetry Operations

Wireless telemetry provides machine to machine or machine to people communications, which enable immediate notification of specific events. Sale of telemetric products and services provides Teletouch the opportunity to generate recurring service revenue as well as realize positive earnings and cash flow on the sale of equipment.

In November 2001, Teletouch entered the wireless telemetry market with a product line branded “Tracker by Teletouch”, which operates on the cellular network in virtually all areas of the United States. The initial product offering centered on fixed monitoring applications in the water/wastewater and poultry industries. In February 2002, Teletouch increased its telemetry product offering to include Tracker AVL, which monitors mobile assets using global positioning satellites to help customers monitor and track their vehicles, detached trailers and virtually any other mobile asset. In fiscal year 2004, the Company decided to discontinue the Tracker by Teletouch product line to focus on mobile asset tracking and personal monitoring telemetry products. Teletouch will continue to support all fixed monitoring applications that it has previously installed but will not continue to seek new business due to the high cost of the custom engineering required with this product in a market where margins on such products are very slim.

In July 2002, Teletouch’s telemetry product line was expanded to include a satellite communications network in addition to the cellular network. This provides more enhanced communications capability for large fleet operators and trucking companies as well as products with more advanced fixed and mobile asset monitoring capabilities, including the ability to operate on multiple networks. To complement the Company’s telemetry offerings, Teletouch announced its GeoFleet™ brand software, which is customizable for mobile fleet and fixed asset management, and gives the user the ability to monitor and track multiple vehicles on multiple networks at the same time on the same screen.

In January 2003 Teletouch developed the LifeGuard™ system which is designed to effectively locate and monitor personnel resources. Designed specifically to safeguard lone workers, LifeGuard™ can signal a distress call to a company dispatcher, pinpointing the worker’s location and automatically provide vital information on the worker’s medical history, giving the dispatcher the necessary information for notifying emergency personnel. For example, should a lone worker have a heart attack, the worker can manually signal an emergency using the LifeGuard™ device worn on the worker’s belt. Should a worker suffer an injury that renders him unconscious, the device will sense the lack of movement and automatically signal a distress call.

In July 2003, the Company announced the introduction of its GeoTrax product line which in 2004 was re-branded VisionTrax™. Developed specifically to monitor mobile assets and detached equipment such as trailers and rail cars, VisionTrax™ gives companies the ability to pinpoint the location of these assets. Of the six to eight million detachable trailers in the United States, as many as 10 percent are unaccounted for at any given time. VisionTrax™ provides location information on trailers, allowing companies to remotely monitor and track their movement. Trailers equipped with VisionTrax™ will report back to the monitoring station at regular intervals and more frequently when certain events occur.

In May 2004, Teletouch created a wholly-owned subsidiary under the name of Visao Systems, Inc. (“Visao”) for the purpose of developing and distributing its telemetry products. The new Delaware corporation allows Teletouch to focus certain resources exclusively on its telemetry business as well as recognizes that the market and customer needs vary from Teletouch’s traditional core businesses in paging and two-way radio.

To date, revenues from telemetry sales and service have been insignificant to the Company’s overall revenue. The Company has been unable to generate significant revenues from this business to date primarily due to a variety of technical issues that have arisen within its products. All identified technical problems have been communicated to the Company’s suppliers and have been addressed at this time. Although the Company believes it has overcome the majority of the technical problems identified it continues to face a challenging marketplace where pricing is very competitive and customers are slow to adopt this new technology. For these reasons the Company is continuing to develop this business line but will be analyzing the viability of this business during the first half of fiscal 2005.

Financial Information about Industry Segments

Teletouch operates in the wireless telecommunications industry, providing paging and messaging, two-way radio and telemetry services to a diversified customer base. Teletouch’s two-way radio and telemetry operations represent less than 10% individually and in the aggregate of operating income and assets of the Company. Two-way radio and telemetry operations represent approximately 14% in the aggregate of the Company’s revenue. Two-way and telemetry revenues for fiscal years 2004, 2003 and 2002, respectively, were $3.7 million, $3.3 million and $3.5 million. The Company has no foreign operations.

Sources of System Equipment and Inventory

Teletouch does not manufacture any of its paging network equipment used to provide paging services, including but not limited to antennas, transmitters, and paging terminals, nor does it manufacture any of the pagers, cellular telephones, two-way radios, consumer electronics or telemetry devices it sells or leases. This equipment is available for purchase from multiple sources, and the Company anticipates that such equipment will continue to be available in the foreseeable future, consistent with normal manufacturing and delivery lead times. Because of the high degree of compatibility among different models of transmitters, computers and other paging and voice mail equipment manufactured by its suppliers, Teletouch’s paging network is not dependent upon any single source of such equipment. The Company currently purchases pagers and pager network equipment from several competing sources.

Competition

Competition for subscribers is based primarily on the price and quality of services offered and the geographic area covered. Teletouch has one or more direct competitors in all its markets, some of which have greater financial resources than Teletouch. The Company believes, however, that the value and quality of its services and its geographic coverage areas within its markets compare favorably with those of its competitors.

Although some competitors are small, privately owned companies serving only one market area, others are subsidiaries or divisions of larger companies, such as telephone companies, which provide paging and other telecommunications services in multiple market areas. The largest of the Company’s paging competitors are Arch and Metrocall. There has been a proposed merger of Arch and Metrocall filed with the Securities and Exchange Commission which has not been approved as of the date of this filing. Both Arch and Metrocall grew through acquisition using borrowed funds and offering service at non-economic rates which allowed them to increase their share of the market and drive smaller companies out of business. Then they both went into bankruptcy to eliminate their debt. They are now attempting to merge to create a virtual monopoly in the industry which could impact Teletouch negatively. The financial resources of both Arch and Metrocall have historically allowed them provide competing paging services in certain markets that Teletouch operates in at rates that could not be economically sustained by Teletouch. Teletouch remains concerned that a merger of these two companies would do nothing but worsen the current market pricing and possibly drive pricing down to a level in these markets at which Teletouch could not economically operate.

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

Patents and Trademarks

In fiscal year 2004, Teletouch registered the trademark for its GeoFleet™ software, a product that compiles, reports and maps the data provided from any or all of Teletouch’s many telemetry devices. In fiscal year 2004, Teletouch also registered trademarks for its LifeGuard™ and VisionTrax™ products. LifeGuard™ is a wireless telemetry system that tracks and monitors personnel assets using satellite communication technology. VisionTrax™ is a self-powered wireless telemetry device that tracks and monitors mobile or remote assets using satellite communication technology. The Company considers these registered trademarks to be beneficial and will consider registering trademarks or service marks for future services or products it may develop.

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

Employees

At May 31, 2004, Teletouch employed 135 people, of which 130 were employed full-time and 5 were employed on a part-time or temporary basis. Most of these employees perform sales, operations support, and clerical roles. The Company considers its relationships with its employees to be satisfactory and is not a party to any collective bargaining agreement.

Item 2. Properties

Teletouch owns an office building and one transmitter site, along with the broadcast tower on that site. In addition, the Company currently leases 32 office locations (including 3 previously closed retail locations that the Company is currently seeking to sublease) in its market areas, including its corporate offices in Tyler, Texas. The Company has 20 customer service centers and 6 two-way radio shops through which it will service its customer base. The remaining lease liability at May 31, 2004 was approximately $113,000 for the closed stores and is expected to be paid through 2005. Teletouch also leases transmitter sites on commercial towers, buildings, and other fixed structures in approximately 401 locations. The Company’s leases are for various terms and provide for monthly rental payments at various rates. Teletouch is obligated to make total lease payments of approximately $1.6 million under its office facility and tower site leases for fiscal year 2005.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Repurchases of Equity Securities

Teletouch’s Common Stock is traded on the American Stock Exchange under the symbol TLL.

The following table lists the reported high and low transaction prices for Teletouch Common Stock for the periods indicated, which correspond to our quarterly fiscal periods for financial reporting purposes. These prices reflect inter-dealer prices, but do not include retail mark-ups, markdowns, or commissions and may not necessarily represent actual transactions.

	Common Stock
	High	Low
Fiscal Year 2003
1st Quarter	$0.65	$0.23
2nd Quarter	0.33	0.15
3rd Quarter	0.50	0.29
4th Quarter	0.48	0.30

Fiscal Year 2004
1st Quarter	$1.73	$0.45
2nd Quarter	1.21	0.69
3rd Quarter	1.18	0.82
4th Quarter	1.00	0.47

As of August 12, 2004, 4,976,189 shares of Common Stock were issued and 4,546,980 shares of Common Stock were outstanding, 1,000,000 shares of Series C Preferred Stock, 937,487 options and 6,000,000 warrants to purchase common stock were issued and outstanding. The common stock is the only class of stock which has voting rights or that is traded publicly. As of August 20, 2004, there were 43 holders of record of the Company’s Common Stock based upon information furnished by Continental Stock Transfer & Trust Company, New York, New York, the Company’s transfer agent. The number of holders of record does not reflect the number of beneficial holders, estimated to be in excess of 800, of Teletouch’s Common Stock for whom shares and warrants are held by banks, brokerage firms, and other entities.

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

Item 6. Selected Consolidated Financial Data

The following table represents certain items from the Company’s consolidated statements of operations and certain other information for the periods indicated. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes set forth below.

	(In Thousands, except Per Share Data, Pagers in Service and ARPU)
	2004	2003	2002	2001	2000
Service, rent, and maintenance revenue	$23,192	$27,929	$34,335	$42,929	$45,164
Product sales revenue	3,562	6,893	12,234	13,366	11,427

Total revenues	26,754	34,822	46,569	56,295	56,591
Net book value of products sold	(3,184)	(5,315)	(8,539)	(13,405)	(11,211)

	$23,570	$29,507	$38,030	$42,890	$45,380
Operating expenses (1)(7)(8)	23,736	31,195	36,710	79,574	43,495

Operating income (loss) (1)	(166)	(1,688)	1,320	(36,684)	1,885
Interest expense, net(3)	(357)	(384)	(7,412)	(8,775)	(7,908)
Loss on investments	—	—	—	(356)	—
Extraordinary income	64	—	—	—	—
Gain on extinguishment of debt (3)(4)	—	510	69,571	—	—
Gain on litigation settlement (6)	—	429	—	—	—

Income (loss) before income taxes (1)(3)(4)(5)(6)(7)(8)	(459)	(1,133)	63,479	(45,815)	(6,023)
Income tax expense/(benefit)	60	(372)	—	—	—

Net income (loss) before preferred stock dividends (1)(3)(4)(5)(6)(7)(8)	$(519)	$(761)	$63,479	$(45,815)	$(6,023)

Net income (loss) applicable to common stock (1)(3)(4)(5)(6)(7)(8)	$(519)	$35,616	$58,690	$(50,117)	$(9,741)

Earnings (loss) per share applicable to common stock:
Earnings (loss) per share – basic (1)(3)(4)(5)(6)(7)(8)	$(0.11)	$1.21	$12.14	$(10.65)	$(2.29)

Earnings (loss) per share – diluted (1)(3)(4)(5)(6)(7)(8)	$(0.11)	$0.39	$0.64	$(10.65)	$(2.29)

Pagers in service at end of period	168,000	217,700	271,100	354,700	411,700

Total assets (1)	$14,704	$16,090	$23,638	$31,445	$77,693

Long-term debt, net of current portion (2)(3)(4)	$448	$760	$2,511	$—	$71,927

Shareholders’ equity (deficit) (1)(3)(4)(5)(6)(7)(8)	$6,802	$7,253	$9,301	$(55,814)	$(11,438)

(1)	2001 information includes impairment charges of $36.6 million related to certain intangible assets recorded in the three month period ended May 31, 2001.
(2)	$66,935,000 of long-term debt was reclassified as a current liability as of May 31, 2001
(3)	$57,100,000 in outstanding principal on the Company’s senior debt and $25,513,000 in outstanding principal and accrued interest were retired on May 20, 2002 as the Company concluded its efforts to recapitalize its debt and certain equity securities. The Company recorded a gain on the extinguishment of debt of $69,571,000. See footnote H to the consolidated financial statements.
(4)	$2,536,000 in outstanding principal and accrued interest were retired on December 31, 2002. The Company recorded a gain on the extinguishment of debt of $510,000. See footnote H to the consolidated financial statements.
(5)	During the second quarter of fiscal 2003, the Company completed verification procedures of its property, plant and equipment. As a result, certain paging infrastructure inventory was not identified therefore a charge of $810,000 was recorded to write off the remaining carrying value of this equipment. See footnote B to the consolidated financial statements.
(6)	In December 2002, the Company received $429,000 as the result of a favorable legal settlement.
(7)	2002 information includes charges related to the closure of 22 retail stores in the amount of $488,000 for the abandonment of certain leased retail space and $120,000 for the abandonment of related leasehold improvements recorded in the fourth quarter of fiscal 2002.
(8)	2003 information includes charges related to the Company’s exit from its retail distribution channel in the amount of $2,303,000 recorded in the second and third quarter of fiscal 2003. These charges included $456,000 for personnel related costs, $477,000 for the abandonment of certain leased retail space, $34,000 for the abandonment of related leasehold improvements and $1,426,000 for write-downs on excess furniture and fixtures and computer equipment held for sale.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Statements in this document that are not historical facts are hereby identified as forward-looking statements. These forward-looking statements, including, without limitation, those relating to the future business prospects, revenues, working capital, liquidity, capital needs, network build-out, interest costs and income, in each case, relating to us, wherever they occur in this document, are necessarily estimates reflecting the best judgment of senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, without limitation:

•	The effects of vigorous competition in the markets in which we operate and competition for more valuable customers, which may decrease prices charged, increase churn, and change the customer mix, profitability, and average revenue per unit;

•	Uncertainty concerning the growth rate for the wireless industry in general;

•	The risks associated with the implementation of our telemetry products and services and our technology development strategy, including risks relating to the implementation and operations of new systems and technologies, and potential unanticipated costs, the need to enter into agreements with third parties, uncertainties regarding the adequacy of suppliers on whom we must rely to provide both network and consumer equipment, and consumer acceptance of the products and services to be offered;

•	Uncertainty about the level of consumer demand for our telemetry products and services, including the possibility of consumer dissatisfaction which could result from unfamiliarity with new technology and different footprint, service areas, and levels of customer care;

•	The ability to enter into agreements to provide services throughout the United States and the cost of entering new markets necessary to provide these services;

•	Our ability to effectively develop and implement new services, offers, and business models to profitably serve that segment of the population not currently using telemetry services and the possible impact of those services and offers on our business;

•	The risk of increased churn and adverse impacts on our ability to grow our paging subscriber base resulting from popularity of cellular products and services provided by our competitors, or customer dissatisfaction with our products and services;

•	The ongoing global and U.S. trend towards consolidation in the telecommunications industry, which may have the effect of making our competitors larger and better financed and give these competitors more extensive resources, improved buying power, and greater geographic reach, allowing them to compete more effectively;

•	The requirements imposed on us or latitude allowed to competitors by the FCC or state regulatory commissions under the Telecommunications Act of 1996 or other applicable laws and regulations;

•	The inability to establish a significant market presence in new geographic and service markets;

•	The availability and cost of capital and the consequences of increased leverage;

•	The impact of any unusual items resulting from ongoing evaluations of our business strategies;

•	The risks and uncertainties associated with the acquisition and integration of businesses and operations;

•	The risk of insolvency of vendors, customers, and others with whom we do business;

•	The additional risks and uncertainties not presently known to us or that we currently deem immaterial; and

•	Those factors discussed under “Additional Factors That May Affect Our Business, Future Operating Results, and Financial Condition.”

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

Overview

The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and the related notes and the discussions under “Application of Critical Accounting Policies,” which describes key estimates and assumptions we make in the preparation of our financial statements and “Additional Factors That May Affect Our Business, Future Operating Results, and Financial Condition” which describes key risks associated with our operations and industry.

Teletouch is a leading provider of wireless telecommunications services, primarily paging services, in non-major metropolitan areas and communities in the southeast United States. As of May 31, 2004, the Company had approximately 168,000 pagers in service. The Company derives the majority of its revenues from fixed, periodic fees, not dependent on usage, charged to subscribers for paging services. As long as a subscriber remains on service, operating results benefit from the recurring payments of the fixed, periodic fees without incurring additional selling expenses or other fixed costs.

Results of Operations for the fiscal years ended May 31, 2004, 2003 and 2002

Total revenue: changes in Teletouch’s total revenue are shown in the table below:

	Twelve Months Ended May 31,			Twelve Months Ended May 31,
	2004	2003	Change	2003	2002	Change
Service, rent and maintenance revenue	$23,192	$27,929	$(4,737)	$27,929	$34,335	$(6,406)
Product sales revenue	3,562	6,893	(3,331)	6,893	12,234	(5,341)

Gross Revenue	$26,754	$34,822	$(8,068)	$34,822	$46,569	$(11,747)

Service, rent and maintenance revenue: Service, rent and maintenance revenues declined due to losses in paging and messaging revenues of $4.9 million in fiscal year 2004 from fiscal year 2003 and $6.4 million in fiscal year 2003 from fiscal year 2002 This resulted from fewer pagers in service and lower demand for one-way paging. Pagers in service decreased to approximately 168,000 at May 31, 2004 as compared to 217,700 and 271,100 at May 31, 2003 and May 31, 2002, respectively, due to a continuing decline in the demand for one-way paging service.

As discussed earlier, demand for one-way paging services has declined over the past several years and Teletouch anticipates that it will continue to decline for the foreseeable future, which will result in reductions in service, rent and maintenance revenues due to the lower volume of subscribers.

Teletouch continues to strive to develop new products and services that could partially offset the loss in paging subscribers and the related recurring revenues. To date, the revenues generated by the Company’s new telemetry products have offset only an insignificant portion of the decline in paging revenues. The Company continues to be able to generate sufficient cash to operate the business as a result of certain cost saving measures it has implemented over the past several years. If revenues from its new telemetry products do not increase significantly during the first half of fiscal 2005, the Company will have to consider restructuring its operations to reduce expenses further to help offset some of the continuing paging revenue deterioration in order to ensure sufficient cash to operate the business during the coming year. If additional funds are needed to operate the business in fiscal 2005 beyond cash flows from operations, the Company has an additional $2.0 million available under a lending arrangement with TLL Partners, a company controlled by Robert McMurrey, Chairman of the Board of Teletouch as well as a revolving line of credit with First Community Financial Corporation with borrowings available up to $2.0 million based primarily on the Company’s eligible accounts receivable. The Company will be implementing certain programs during fiscal 2005 in an attempt to stabilize its current paging subscriber base and reduce the cost of supporting these customers. Some areas of focus include: more aggressive customer retention efforts, pricing strategies to combat the increasingly competitive paging market and locating strategic paging carrier partners to share in the relatively fixed network costs of the paging infrastructure.

Product sales revenue: The decline in product sales revenues was due primarily to the Company’s exit from the retail business in November 2002 which resulted in a decline in cellular revenues of $2.9 million for fiscal year 2004 as compared to fiscal year 2003 and $4.3 million for fiscal 2003 as compared to fiscal 2002. Compounding the decline in product sales revenue was a decline in pager equipment sales of $0.7 million for fiscal year 2004 as compared to fiscal year 2003 and $1.0 million in fiscal year 2003 as compared to fiscal year 2002 resulting from the decrease in demand for these devices. The decline in product sales revenue was partially offset by an increase in Two-Way equipment sales revenue of $0.3 million for fiscal year 2004 as compared to fiscal year 2003. The Two-Way equipment sales revenue increase is attributable to the purchase of the assets and customer base of Delta Communications, Inc., in the third quarter of fiscal year 2004, which enabled Teletouch to expand its coverage to the Dallas / Fort Worth area as well as certain sales contracts achieved during the fourth quarter of fiscal 2004 that were the result of the release of federal grant monies under the Homeland Security programs which allow city, county and local emergency response entities to upgrade their communications equipment.

Total costs and expenses: The comparability of operating, selling and general and administrative expenses is affected by the inclusion of certain restructuring costs relating to the Company’s closing of retail stores. Total costs and expenses, as listed below, are presented excluding restructuring costs of $2.3 million and $0.6 million, included in operating expenses in the Company’s consolidated statement of operations, for fiscal years 2003 and 2002 respectively.

	($ in thousands)
	Twelve Months Ended May 31,			Twelve Months Ended May 31,
	2004	2003	Change	2003	2002	Change
Operating expense	$11,025	$14,460	$(3,435)	$14,460	$15,086	$(626)
Selling expense	2,334	4,546	(2,212)	4,546	8,403	(3,857)
General and administrative expense	6,279	6,461	(182)	6,461	6,774	(313)
Less: restructuring costs	—	(2,303)	2,303	(2,303)	(608)	(1,695)

Operating, selling and general and administrative expense excluding restructuring costs	$19,638	$23,164	$(3,526)	$23,164	$29,655	$(6,491)

% of total revenue	73%	67%		67%	64%

Depreciation and amortization	3,726	4,665	(939)	4,665	6,338	(1,673)
Loss on disposal of assets	372	253	119	253	109	144
Write-off of equipment	—	810	(810)	810	—	810
Add: restructuring costs	—	2,303	(2,303)	2,303	608	1,695

Total costs and expenses	$23,736	$31,195	$(7,459)	$31,195	$36,710	$(5,515)

Operating, selling and general and administrative expenses: The decline in operating, selling and general and administrative expenses excluding restructuring costs for the year ended May 31, 2004 as compared to the year ended May 31, 2003, reflects declines in payroll and commission expense of $2.0 million, office lease expense of $0.5 million, and general office expense, including utilities, office supplies and repairs and maintenance of buildings and equipment of $0.4 million primarily related to fewer facilities which resulted from the Company’s complete exit of it retail distribution channel in fiscal 2003. Bad debt also declined $0.2 million from fiscal year 2004 over fiscal year 2003 resulting primarily from the decline in the Company’s retail subscriber base along with increased collection efforts. In addition, third party airtime expense declined $0.3 million from fiscal year 2004 over fiscal year 2003 due to better rates negotiated by the Company combined with lower use as a result of the decline in the Company’s retail paging subscriber base.

The decline in operating, selling and general and administrative expenses excluding restructuring costs for the year ended May 31, 2003 as compared to the year ended May 31, 2002, reflects declines in payroll and commission expense of $2.9 million, advertising expense of $1.2 million, office lease expense of $0.6 million, general office expense, including utilities, office supplies and repairs and maintenance of buildings and equipment of $0.4 million, and insurance expense of $0.1 million primarily due to the Company operating less facilities in a fiscal 2003 than as compared to fiscal 2002 which resulted from the Company’s complete exit from its retail distribution channel throughout fiscal 2003. Bad debt expense also declined $0.4 million from fiscal year 2003 over fiscal year 2002 resulting primarily from the decline in the Company’s retail paging subscriber base along with increased collections efforts. In addition, third party airtime expense declined $0.8 million due to better rates negotiated by the Company combined with lower use as a result of the decline in the Company’s retail paging subscriber base.

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

The following table provides a rollforward of store closing liabilities for the years ended May 31, 2002, 2003 and 2004:

	(amounts in 000’s)
	Future Lease Payments	Personnel Costs	Total
Balance at May 31, 2001	$—	$—	$—
Additions to provision	488	—	488

Balance at May 31, 2002	$488	$—	$488

Changes in estimates	(214)	—	(214)
Additions to provision	477	456	933
Cash outlay	(353)	(456)	(809)

Balance at May 31, 2003	$398	$—	$398

Changes in estimates	(66)	—	(66)
Cash outlay	(219)		(219)

Balance at May 31, 2004	$113	$—	$113

Operating costs as a percentage of total revenue have increased while the Company’s paging subscriber base continues to decline for the year ended May 31, 2004 as compared to the same period in fiscal year 2003 and fiscal year 2002. The Company has a relatively fixed cost structure related to maintaining its paging network which includes rental of tower space or other fixed location space for its transmitting equipment, telecommunication charges to connect its paging network, and repair and maintenance costs. As paging subscribers and the related recurring revenues continue to decline, operating expenses as a percentage of total revenue will continue to increase unless the Company is able to generate sufficient revenue growth in its other product and service offerings or it restructures its operations again to reduce its operational costs. Future restructuring of the Company’s operations will be difficult as the personnel and facilities costs have been reduced to a level that the Company’s management believes that further reductions in these areas may have a greater negative impact on revenues due to a potential impairment in Teletouch’s ability to service its existing customers. Although no restructuring plans have been formalized by the Company it is currently evaluating the profitability of each of its paging systems throughout the Southeast United States. If the revenues on a system were to decline to the point that the system were unprofitable, the Company would be forced to shut that system down and forfeit the revenues associated unless it were able to convert those customers to another compatible system.

Depreciation and amortization: Depreciation and amortization expense decreased to $3.7 million in fiscal year 2004 from $4.7 million and $6.3 million in fiscal years 2003 and 2002, respectively. The declines in depreciation and amortization expense in fiscal years 2004 and 2003 are due primarily to a write off, in fiscal year 2003, of certain paging infrastructure equipment of $0.8 million, write-downs on excess furniture, fixtures and computer equipment held for sale of $1.5 million, and charges to write off leasehold improvements relating to store closings of $0.2 million.

Loss on disposal of assets: The increase in loss on disposal of assets is due primarily to the write-off of $0.3 million of computer software programs in the third quarter of fiscal 2004. The Company purchased the computer software, in fiscal 2003, which was represented to be a fully integrated system. After a year of implementation, it was determined that the software was not capable of handling the complexities of a telecommunications company. The Company is currently proceeding with a potential legal claims it may have against the vendor.

Write-off of equipment: During the second quarter of fiscal 2003, the Company completed verification procedures of its property, plant and equipment. As a result of the procedures performed, certain paging infrastructure equipment was not identified. The Company believes that a significant amount of the equipment not identified was attributable to ongoing significant repair and upgrades of its network performed on its paging infrastructure over the seven years prior to this verification without always accurately accounting for the replacement or removal of capitalizable infrastructure equipment. During these prior periods, the removal of certain equipment during the maintenance process was not recorded. Due to the seven year time period over which this activity likely took place it was impractical for the Company to accurately attribute this loss to the period in which it occurred, therefore, the Company recorded a charge of approximately $810,000 during the second quarter of fiscal 2003 to write off the remaining carrying value of this equipment. The Company believes that the amount of the loss attributable to any prior year is not significant to any prior annual operating results or financial position.

Interest expense: Net interest expense decreased to $0.4 million in fiscal years 2004 and 2003 from $7.4 million in fiscal 2002. The decline in interest expense in fiscal years 2004 and 2003 as compared to fiscal year 2002, is directly attributable to the Company’s successful restructuring of the senior and junior subordinated debt on May 20, 2002 which resulted in the Company extinguishing approximately $86.2 million in unpaid principal and accrued interest in exchange for approximately $9.8 million in cash and the delivery of a new promissory note in the amount of $2.75 million and certain other securities.

Income taxes: The effective tax rate is 13% for the twelve months ended May 31, 2004, due partially to the interest expense related to the redeemable common stock warrants being non-deductible for tax purposes and due to a change in the tax accrual estimates made at May 31, 2003. The Company’s net operating loss carryforwards were reduced to $0 at May 31, 2002 from approximately $29.5 million at May 31, 2001. Other deferred tax assets were reduced as well. This reduction occurred in accordance with the attribute reduction rules of Internal Revenue Code Section 108 related to the Company’s debt restructuring. A corresponding reduction to the valuation allowance previously recorded against these assets was also recorded and the valuation allowance as of May 31, 2002 was $0.

Financial Condition

Teletouch’s cash balance was $72,000 at May 31, 2004 as compared to $688,000 at May 31, 2003. Cash provided by operating activities decreased to $3.6 million in fiscal year 2004 from $6.7 million and $10.0 million in fiscal year 2003 and fiscal year 2002, respectively. The decrease in cash provided by operations during fiscal years 2004 and 2003 was primarily due to the continued decline in paging and messaging service revenue. In addition during fiscal year 2004, the Company made payments of $643,000 related to fiscal year 2003 federal income taxes and $227,000 for fiscal year 2004 estimated federal income taxes. The decrease in cash provided by operations is partially offset by a reduction in operating costs as a result of the completion of the Retail Exit Plan in fiscal year 2003. The increase in cash provided by operations during fiscal year 2002 was primarily due to the Company ceasing interest payments on the Credit Agreement in June 2001 during the continued negotiations with the lenders to reorganize this senior debt instrument. The Company was successful in restructuring its senior debt in May 2002 by paying its senior lenders an aggregate cash amount of approximately $9,800,000 and delivering a new promissory note to one of the original senior lenders in the amount of $2,750,000 (discussed below under “Senior Debt Reorganization”). Additionally, pursuant to the Restructuring Agreement dated May 17, 2002 by and among TLL Partners, GM Holdings and Teletouch, the two holders of the Company’s Junior Subordinate Notes reached an agreement that released and discharged Teletouch of its Junior Debt obligations without recourse. GM Holdings forgave Teletouch’s debt obligations totaling $3,062,000 including accrued interest and TLL Partners forgave Teletouch’s debt obligations totaling $22,451,000. If the revenues from the Company’s new telemetry product initiatives materialize during the first half of fiscal 2005, the Company expects that cash flow provided from operations, together with the Company’s existing credit facilities, will be sufficient to fund its working capital needs in fiscal 2005. Otherwise, the Company may have to eliminate certain costs from its operations to meet its cash requirements during fiscal 2005.

Teletouch’s operations require capital investment to purchase pagers for lease to customers and to acquire paging infrastructure equipment to support the Company’s existing subscribers. Net capital expenditures, including pagers, amounted to $2.3 million, $3.6 million and $4.3 million for fiscal 2004, 2003 and 2002, respectively. The decrease in fiscal 2004 from fiscal 2003 and fiscal 2002 was due to less capital spending on opening new retail stores as well as the declining number of paging subscribers requiring leased pager equipment. Teletouch anticipates that capital expenditures will decline in fiscal 2005 as the Company plans to only replace necessary equipment to maintain the paging infrastructure while continuing to purchase an adequate supply of pagers to lease to its declining customer base. Teletouch expects to pay for these expenditures with cash generated from operations.

Under the Company’s credit agreement with First Community Financial Corporation, the Company has available borrowings of up to $2.0 million which is dependent on the Company’s borrowing base primarily consisting of accounts receivable at any point in time. Based on the eligible accounts receivable as of May 31, 2004, the Company’s allowable borrowings under this agreement were $1.1 million. Under this credit facility, $0.0 million was funded as of May 31, 2004.

Under the Company’s credit agreement with TLL Partners, the Company has available borrowings of up to $2.0 million. Under this credit facility, $0.3 million was funded as of May 31, 2004.

During the third quarter of fiscal 2004, the Company was unable to maintain compliance with certain financial covenants under the FCFC loan agreement but these covenants were waived by FCFC to allow the Company to remain in good standing for this period. The FCFC loan agreement is a revolving line of credit that the Company has utilized to bridge the timing of the receipt of customer payments with its operating cash outflows. Effective February 1, 2004, the Company negotiated an extension of its loan agreement with FCFC through May 1, 2005 which included modifications to certain of the financial covenants included in the agreement. These modifications made it easier for the Company to comply with the financial covenants during fiscal 2004. If the Company is unable to develop additional revenues from its new telemetry products in fiscal 2005, the Company anticipates it will be difficult to comply with these financial covenants without additional restructuring. If this loan facility were to be unavailable, the Company could experience temporary cash shortages during the year that could cause payments to vendors to be delayed. The Company was in compliance with its financial covenants at May 31, 2004.

Obligations and Commitments

As of May 31, 2004, our contractual payment obligations under our long-term debt agreements and operating leases for office and transmitter locations are indicated in the table below. For purposes of the table below, purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify significant terms, including: fixed or minimum quantities to be purchased, minimum pricing and the approximate timing of transactions. Teletouch has no such purchase obligations at May 31, 2004. Other long-term liabilities is comprised of certain redeemable common stock warrants issued in conjunction with the Company’s debt restructuring in May 2002 (see “Restructure of Senior Debt” discussion below) and certain shares of Teletouch Common Stock to be issued in February 2005 in conjunction with the purchase of certain assets from Delta Communications, Inc. (see “Redeemable Common Stock Payable” discussion below).

	Payments Due By Period (in thousands)
Significant Contractual Obligations	Total	2005	2006	2007	2008	Thereafter
Debt obligations	$493	$45	$45	$396	$7	$—
Operating lease obligations	4,093	1,616	1,061	855	544	17
Purchase obligations	—	—	—	—	—	—
Other long-term liabilities	3,682	294	263	3,125

Total significant contractual cash obligations	$8,268	$1,955	$1,369	$4,376	$551	$17

Redeemable Common Stock Payable: On January 29, 2004, Teletouch acquired substantially all of the two-way radio assets of DCAE, Inc. d/b/a Delta Communications, Inc. (“Delta”), and in conjunction, the Company deferred the issuance of 640,000 shares of Teletouch’s common stock subject to certain reductions specified in the Delta Asset Purchase Agreement that cannot exceed 100,000 shares of common stock. This obligation is payable quarterly beginning February 15, 2005 during which up to 640,000 restricted shares of common stock will be issued. The shares of common stock to be issued contain a put option allowing the holder to sell 25% of the remaining shares held each quarter, beginning February 28, 2005, back to the Company at a specified price as follows:

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

On December 31, 2002, Teletouch paid off the principal and interest amounts outstanding under the Amended Credit Facility by remitting a one time payment in the amount of $1,947,874 as full satisfaction of all amounts owed by Teletouch thereunder. The Amended Credit Facility, together with all security interests arising in connection therewith was terminated and cancelled as of that date. The Company recognized a gain on the extinguishment of this debt of $510,000. The funds used to pay off the amount included approximately $429,000 received by the Company in December 2002 as the result of a favorable legal settlement.

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

Preferred Stock and Junior Debt Restructuring Activities: The Company reached an agreement with the two holders of the Company’s junior subordinated debt (the “Junior Debt”), GM Holdings and TLL Partners concerning the Junior Debt held by each of GM Holdings and TLL Partners simultaneously with the restructuring of the senior debt discussed above. The material provisions of the agreement are discussed below.

On May 17, 2002, TLL Partners paid $800,000 and exercised an option it had previously purchased to acquire all of the Teletouch securities held by Continental Illinois Venture Corporation (“CIVC”) which included $22,451,000 of the total $25,513,000 in outstanding principal and accrued interest under the Junior Debt, 295,649 shares of Teletouch common stock, 2,660,840 warrants to purchase Teletouch common stock, 36,019 shares of Series B Preferred Stock, 324,173 warrants to purchase Series B Preferred Stock, and 13,200 shares of Series A Preferred Stock.

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

Pursuant to the Restructuring Agreement dated as of May 17, 2002, by and among TLL Partners, GM Holdings and Teletouch (“Restructuring Parties”), Teletouch agreed to issue warrants to purchase 6,000,000 shares of Teletouch common stock to GM Holdings and TLL Partners agreed to exchange certain preferred and common stock, as described below, for 1,000,000 shares of Teletouch’s Series C Preferred Stock. The issuance of the warrants to purchase 6,000,000 shares of Teletouch common stock and the 1,000,000 shares of Series C Preferred Stock was subject to shareholder approval and satisfaction of applicable American Stock Exchange Rules. Additionally, each of the Restructuring Parties agreed that no dividends would accrue, be declared or made on the Series A Preferred Stock or the Series B Preferred Stock pending the completion of the transactions contemplated by the Restructuring Agreement.

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

On November 7, 2002, the Company’s common stockholders voted to approve the issuance by the Company of 1,000,000 shares of Series C Preferred Stock and warrants to purchase 6,000,000 shares of the Company’s Common Stock to TLL Partners and GM Holdings, respectively completing the Restructuring Agreement entered into May 17, 2002.

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

In conjunction with the issuance of the Series C Preferred Stock and 6,000,000 warrants to purchase common stock in exchange for the 15,000 shares of Series A Preferred Stock, the Company recognized a gain of $36,377,000, in the second quarter of fiscal year 2003, that was included in income applicable to common stock and is reflected in the Company’s earnings per share calculations for the year ended May 31, 2003. The amount of the gain represents the amount by which the carrying value of the Series A Preferred Stock as of November 7, 2002 $38,297,000 which included accrued dividends which were recorded in paid-in capital, exceeded the $1,920,000 allocated portion of the fair value of the Series C Preferred Stock and 6,000,000 warrants to purchase common stock issued by the Company.

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

Application of Critical Accounting Policies

The preceding discussion and analysis of financial condition and results of operations are based upon Teletouch’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, Teletouch evaluates its estimates and assumptions, including but not limited to those related to the impairment of long-lived assets, reserves for doubtful accounts, revenue recognition and certain accrued liabilities. Teletouch bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Impairment of Long-Lived Assets: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets” Teletouch evaluates the recoverability of the carrying value of its long-lived assets and certain intangible assets based on estimated undiscounted cash flows to be generated from such assets. As a result of the closure of the Company’s retail stores in fiscal 2003, the Company identified excess furniture and fixtures and computer equipment used previously in its retail business, classified these excess assets as Assets Held for Sale and recorded a charge to reduce the carrying value of these assets to their estimated recoverable value less any anticipated disposition costs. In the second quarter of fiscal 2003, the Company reduced the carrying value of these assets now classified as Assets Held for Sale from $1.7 million to $0.2 million by recording a charge of $1.5 million to restructuring expense. At May 31, 2004, all such Assets Held for Sale had been disposed of by the Company.

Teletouch’s review of the carrying value of its long-lived assets at May 31, 2004 indicates that the carrying value of these assets is recoverable through future estimated cash flows. If the cash flow estimates, or the significant operating assumptions upon which they are based, change in the future, Teletouch may be required to record additional impairment charges related to its long-lived assets.

Allowance for Doubtful Accounts: Estimates are used in determining the allowance for doubtful accounts and are based on historic collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages Teletouch reviews historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues; Teletouch compares the ratio of the allowance for doubtful accounts to gross receivables to historic levels and Teletouch monitors collections amounts and statistics. Teletouch’s allowance for doubtful accounts was $0.2 million as of May 31, 2004. While write-offs of customer accounts have historically been within our expectations and the provisions established, management cannot guarantee that Teletouch will continue to experience the same write-off rates that it has in the past which could result in material differences in the allowance for doubtful accounts and related provisions for write-offs.

Reserve for Inventory Obsolescence: Estimates are used in determining the reserve for inventory obsolescence and are based on sales trends, a ratio of inventory to revenue, and a review of specific categories of inventory. In establishing its reserve, Teletouch reviews historic inventory obsolescence experience including comparisons of previous write-offs to provision for inventory obsolescence and the inventory count compared to recent sales trends. Teletouch’s reserve for inventory obsolescence was $0.4 million as of May 31, 2004. Prior to fiscal 2004, inventory obsolescence has been within our expectations and the provision established. During fiscal 2004, the Company recorded additional reserves for inventory obsolescence to recognize the deterioration in the market value of certain pager, cellular and electronics and telemetry inventory. Pager inventory was impaired primarily due to a decline in market value of certain damaged pagers that are repaired by the Company. Cellular and electronic inventory became impaired after many months of attempting to sell off this excess equipment and the Company recorded a reserve equaling the total value of this inventory. Certain telemetry inventory, primarily related to the Company’s fixed monitoring product line, was impaired subsequent to the Company exiting this business line. Teletouch management cannot guarantee that the Company will continue to experience the same obsolescence rates that it has in the past which could result in material differences in the reserve for inventory obsolescence and the related inventory write-offs.

Revenue Recognition: Teletouch’s revenue consists primarily of monthly service and lease revenues charged to customers on a monthly, quarterly, semi-annual or annual basis. Deferred revenue represents prepaid monthly service fees paid by customers. Revenue also includes sales of messaging devices and other products directly to customers and resellers. Teletouch recognizes revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB 104). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable, and (4) collectibility is reasonably assured. Teletouch believes, relative to sales of one-way messaging equipment, that all of these conditions are met, therefore, product revenue is recognized at the time of shipment. Revenue from sales of other products is recognized upon delivery.

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

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the VIE’s residual returns or both. The consolidation requirements of FIN No. 46 are effective immediately for VIEs created after January 31, 2003. The consolidation requirements for older VIEs are effective for financial statements of interim or annual periods beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date of FIN 46 for older VIEs to the end of the first interim or annual period ending after December 15, 2003. Certain of the disclosure requirements are effective for all financial statements issued after January 31, 2003, regardless of when the VIE was established. The adoption of FIN No. 46 had no impact on the Company’s financial position or results of operations.

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

In May 2003, the FASB issued SFAS No. 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Specifically, it requires that financial instruments within the scope of the statement be classified as liabilities because they embody an obligation of the issuer. Under previous guidance, many of these instruments could be classified as equity or be reflected as mezzanine equity between liabilities and equity on the balance sheet. The Company’s initial adoption of this statement on June 1, 2003 did not have a material impact on its results of operations, financial position or cash flows. Certain redeemable common stock warrants issued in November 2002 were recorded at their estimated fair value as a long-term liability within the Company’s Consolidated Balance Sheet. Additionally, a deferred issuance of certain shares of common was granted in connection with the Company’s purchase of certain assets in February 2004. These shares of common stock contain put options at a stated value. The Company has recorded these shares of common stock at their estimated fair value appropriately between current and a long-term liabilities within the Company’s Consolidated Balance Sheet.

The accretion related to these redeemable common stock warrants and the deferred issuance of common stock is classified as Interest Expense within its Consolidated Statement of Operations.

In April 2004, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 03-06, “Participating Securities and the Two Class Method Under FASB Statement No. 128, Earnings Per Share”. EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earning per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 is not expected to have a material effect on our financial position or results of operations.

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

•	We could experience increased subscriber attrition and reduction in average revenue per unit as a result of more competitive services products and pricing.

•	The proposed merger of Arch Wireless and Metrocall Wireless, the paging industry’s two largest carriers and direct competitors of Teletouch, could result in further deterioration in market pricing of paging services, and increased competition from this entity in rural markets in which Teletouch operates could result in increased attrition of Teletouch subscribers.

•	Termination or impairment of our relationship with a small number of key telemetry suppliers or vendors could adversely affect our revenue opportunities and results of operations.

•	Market prices for paging, two-way and telemetry services may decline in the future as competition increases.

•	We rely on airtime arrangements with other carriers to provide our telemetry services, which we may be unable to obtain or maintain in the future.

•	If the demand for telemetry services does not grow, or if we fail to capitalize on such demand, it would have an adverse effect on our growth potential.

•	We may increase our debt in the future to fund potential acquisitions, which could subject us to various restrictions and higher interest costs and decrease our cash flow and earnings.

•	If we do not maintain compliance with the American Stock Exchange requirements for continued listing, our common stock could be de-listed.

•	Our ability to fund the costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002, could have an adverse impact on the operations of the Company;

•	There are substantial capital requirements that we will need to fund in order to maintain, operate and upgrade our information systems network to a level at which we can support any new revenue initiatives.

•	Our ability to efficiently integrate future acquisitions, if any, could alter the plans for future growth and profitability.

•	Our operations are subject to government regulation that could have adverse effects on our business.

•	Equipment failure and natural disasters or terrorist acts may adversely affect our business..

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The risk inherent in Teletouch’s market risk sensitive instruments, such as its credit facilities is the potential loss arising from adverse changes in interest rates. As of May 31, 2004, the debt obligation with FCFC, comprised of the MAP Note was subject to a variable interest rate. The MAP Note is a short term revolving line of credit that is borrowed against and repaid as often as daily. Due to the revolving nature of the MAP Note and the Company’s ability to choose whether to obligate itself through borrowings, the inherent risk in the MAP Note is minimal related to changes in interest rates.

We did not have any foreign currency hedges or other derivative financial instruments as of May 31, 2004. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item are included in this report beginning on page F-1.

Item 9. Changes In and Disagreements with Accountants On Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

As of the end of the period covered by this annual report, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), an evaluation of the effectiveness of its “disclosure controls and procedures” (as the term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

Further, there were no changes in the Company’s internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information required by Item 10 is incorporated by reference from the registrant’s definitive proxy statement or amendment to this Form 10-K to be filed within 120 days after the end of the fiscal year covered by this report.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference from the registrant’s definitive proxy statement or amendment to this Form 10-K to be filed within 120 days after the end of the fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the registrant’s definitive proxy statement or amendment to this Form 10-K to be filed within 120 days after the end of the fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference from the registrant’s definitive proxy statement or amendment to this Form 10-K to be filed within 120 days after the end of the fiscal year covered by this report.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from the registrant’s definitive proxy statement or amendment to this Form 10-K to be filed within 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) Financial Statements.

  Consolidated Balance Sheets as of May 31, 2004 and 2003

  Consolidated Statements of Operations for Each of the Three Years in the Period Ended May 31, 2004

  Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended May 31, 2004

  Consolidated Statements of Shareholders’ Equity (Deficit) for Each of the Three Years in the Period Ended May 31, 2004

  Notes to Consolidated Financial Statements

  Report of Registered Public Accounting Firms

(a) (2) Financial Statement Schedules.

  Schedule II – Valuation and Qualifying Accounts and Reserves

  Schedules, other than those referred to above, have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

(a) (3) Exhibits.

  The exhibits listed in the following index to exhibits are filed as part of this annual report on Form 10-K.

Index of Exhibits

Exhibit No.	Description of Exhibit	Footnote

3.1	Form of Restated Certificate of Incorporation of the Company	3

3.2	Bylaws of Teletouch Communications, Inc., as amended July 31, 1995	1

3.3	Certificate of Designation, Preferences and Rights of Class A and Class B Preferred Stock	1

4.4	Form of Common Stock Purchase Warrant issued to Continental Illinois Venture Corporation (“CIVC”) et al. on August 3, 1995.	1

4.5	Form of Series B Preferred Stock Purchase Warrant issued to CIVC et al. on August 3, 1995.	1

4.6	Form of 14% Junior Subordinated Note issued to CIVC et al. August 3, 1995.	1

Exhibit No.	Description of Exhibit	Footnote
10.1	J. Kernan Crotty Employment Agreement	3

10.2	Stockholders Agreement dated August 3, 1995 among the Company and CIVC et al	1

10.3	Form of Stock Purchase Warrant in favor of GM Holdings, LLC dated May 17, 2002	4

10.4	Investor Rights Agreement dated May 17, 2002 by and among the Company, TLL Partners and GM Holdings	4

10.5	Principal Stockholders Agreement dated May 17, 2002 by and among TLL Partners, GM Holdings, Rainbow Resources, Inc., Robert M. McMurrey and J. Kernan Crotty	4

10.6	Mutual Release dated May 3, 2002 by and among Continental Illinois Venture Corporation, CIVC Partners I, TLL Partners, the Company, Marcus D. Wedner, Thomas E. Van Pelt, Jr. and Christopher J. Perry	4

10.7	Form of Multiple Advance Promissory Note dated May 17, 2002 in favor of FCFC in the maximum principal amount of $2 million	4

10.8	Form of Term Promissory Note dated May 17, 2002 in favor of FCFC in the principal amount of $250,000	4

10.9	Form of Subordinated Promissory Note dated May 17, 2002 in favor of TLL Partners in the principal amount of $2.2 million	4

10.10	Form of Amended and Restated Promissory Note dated May 17, 2002 in favor of ING Primate Rate Trust in the principal amount of $2.75 million	4

10.11	Second Amended and Restated Credit Agreement dated as of May 17, 2002 by and among the Company and ING Prime Rate Trust	4

10.12	Loan Modification Agreement dated as of May 17, 2002 by and among the Company, Teletouch Licenses, Inc. and ING Prime Rate Trust	4

10.13	Restructuring Agreement dated as of May 17, 2002 by and among the Company, TLL Partners and GM Holdings	4

10.14	Partial Payoff, Agent Replacement and Assignment and Assumption Agreement dated May 17, 2002 by and among the Company, JPMorgan Chase Bank, certain Lenders and ING Prime Rate Trust	4

10.15	Accounts Receivable Security Agreement dated May 17, 2002 by and between Teletouch and FCFC	4

10.16	Intercreditor Agreement dated May 17, 2002 by and between the Company, Teletouch, FCFC and TLL Partners	4

10.17	Intercreditor Agreement dated May 17, 2002 by and between the Company, FCFC and ING Prime Rate Trust	4

10.18	Amended and Restated Operating Agreement dated as of May 17, 2002 by and between the Company and Teletouch Licenses, Inc.,	4

10.19	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated May 17, 2002 by and among the Company, David M. Ratchford, as Trustee, and ING Prime Rate Trust, as beneficiary	4

10.20	Subordination Agreement dated as of May 17, 2002 by and among TLL Partners and ING Prime Rate Trust	4

10.21	Pledge and Security Agreement dated May 17, 2002 by and among the Company, Teletouch Licenses, Inc. and ING Prime Rate Trust	4

Exhibit No.	Description of Exhibit	Footnote
10.22	Co-Sale Agreement dated as of May 17, 2002 by and between TLL Partners and GM Holdings	4

10.23	Termination Agreement dated May 17, 2002 by and among the Company, Continental Illinois Venture Corporation, CIVC Partners I, and certain other Investors and Other Stockholders	4

10.24	Amendment Agreement dated June 17, 2002 by and among the Company, TLL Partners and GM Holdings (amending the Restructuring Agreement dated as of May 17, 2002)	5

10.25	1994 Stock Option and Appreciation Rights Plan	6

10.26	Asset Purchase Agreement between the Company and DCAE, Inc.	7

10.27	Asset Purchase Agreement between the Company and Glen Binion	7

14	Code of Ethics	8

21	Subsidiaries of the Company	8

23.1	Consent of BDO Seidman LLP	8

23.2	Consent of Ernst & Young LLP	8

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)	8

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)	8

32.1	Certification pursuant to 1350, Chapter 63, Title 18 of the U.S. Code	8

32.2	Certification pursuant to 1350, Chapter 63, Title 18 of the U.S. Code	8

Footnotes

*	Indicates a management contract or compensatory plan or arrangement.
1	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 18, 1995 (File No. 1-13436) and incorporated herein by reference.
2	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 33-82912) and incorporated herein by reference.
3	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended February 28, 2002 (File No. 1-13436) and incorporated herein by reference.
4	Filed as an exhibit to the Company’s Form 8-K filed with the Commission on June 3, 2002 (File No. 1-13436) and incorporated herein by reference.
5	Filed as an exhibit to the Company’s Form 8-K/A filed with the Commission on June 17, 2002 (File No. 1-13436) and incorporated herein by reference.
6	Filed as an exhibit to the Company’s Form S-8 registration statement (No. 333-108946) and incorporated herein by reference.
7	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended February 28, 2004 (File No. 1-13436) and incorporated herein by reference.
8	Filed herewith

(b)	Reports on Form 8-K.

Teletouch filed no reports on Form 8-K during the fourth quarter of Fiscal 2004.

Report of Independent Registered Public Accounting Firm – BDO Seidman, LLP

We have audited the accompanying consolidated balance sheet of Teletouch Communications, Inc. (“TLL” or “the Company”) as of May 31, 2004 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended May 31, 2004 listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial of the Company at May 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with the standards of the Public Company Accounting Oversight Board (United States). Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ BDO Seidman, LLP

Houston, Texas

August 6, 2004

Report of Independent Registered Public Accounting Firm – Ernst & Young LLP

We have audited the accompanying consolidated balance sheet of Teletouch Communications, Inc. and subsidiaries as of May 31, 2003 and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years ended May 31, 2003 and May 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2) for the years ended May 31, 2003 and May 31, 2002. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teletouch Communications, Inc. and subsidiaries at May 31, 2003 and the consolidated results of their operations and their cash flows for the years ended May 31, 2003 and May 31, 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Dallas, Texas

August 15, 2003

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

ASSETS

	May 31
	2004	2003
CURRENT ASSETS:
Cash and cash equivalents. …	$72	$688
Accounts receivable, net of allowance of $180 in 2004 and $150 in 2003	1,585	1,381
Accounts receivable – related party	5	68
Inventories, net of reserve of $421 in 2004 and $215 in 2003	2,273	2,441
Deferred income tax assets	174	191
Note receivable	256	—
Certificates of deposit, restricted as to use	—	10
Prepaid expenses and other current assets	402	417
Property held for sale	—	46

	4,767	5,242
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $14,976 in 2004 and $13,803 in 2003	8,622	10,846
INTANGIBLES AND OTHER ASSETS:
Goodwill	883	—
Subscriber bases	225	77
FCC licenses	103	—
Non-compete agreements	95	—
Internally-developed software	185	—
Accumulated amortization	(176)	(75)

	1,315	2

	$14,704	$16,090

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	May 31
	2004	2003
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,859	$3,365
Accounts payable – related party	5	159
Short-term debt	—	109
Current portion of long-term debt	45	—
Current portion of redeemable common stock payable	280	—
Current portion of unearned sale/leaseback profit	418	418
Deferred revenue	678	726

	4,285	4,777

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	448	760
Redeemable common stock purchase warrants	1,757	1,470
Redeemable common stock payable, net of current portion	326	—
Unearned sale/leaseback profit, net of current portion	1,064	1,487
Deferred income taxes	22	343

	3,617	4,060

TOTAL LIABILITIES	7,902	8,837

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY :
Series A cumulative convertible preferred stock, $.001 par value, 15,000 shares authorized and 0 shares issued and outstanding in 2004 and 2003	—	—
Series B convertible preferred stock, $.001 par value, 411,457 shares authorized 0 shares issued and outstanding in 2004 and 2003	—	—
Series C convertible preferred stock, $.001 par value, 1,000,000 shares authorized, 1,000,000 issued and outstanding in 2004 and 2003	1	1
Common stock, $.001 par value, 70,000,000 shares authorized and 4,976,189 shares issued in 2004 and 2003	5	5
Treasury Stock, 429,209 shares held in 2004 and 2003	(185)	(185)
Additional paid-in capital	26,902	26,834
Accumulated deficit	(19,921)	(19,402)

	6,802	7,253

	$14,704	$16,090

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share amounts)

	Year ended May 31,
	2004	2003	2002
Service, rent, and maintenance revenue	$23,192	$27,929	$34,335
Product sales revenue	3,562	6,893	12,234

Total revenues	26,754	34,822	46,569
Net book value of products sold	(3,184)	(5,315)	(8,539)

	23,570	29,507	38,030
Costs and expenses:
Operating	11,025	14,460	15,086
Selling	2,334	4,546	8,403
General and administrative	6,279	6,461	6,774
Depreciation and amortization	3,726	4,665	6,338
Loss on disposal of assets	372	253	109
Write-off of equipment	—	810	—

Total costs and expenses	23,736	31,195	36,710

Operating income (loss)	(166)	(1,688)	1,320

Gain on extinguishment of debt	—	510	69,571

Gain on litigation settlement	—	429	—

Extraordinary income	64	—	—

Interest expense, net	(357)	(384)	(7,412)

Income (Loss) before income taxes (benefit)	(459)	(1,133)	63,479
Income tax expense (benefit)	60	(372)	—

Income (Loss)	(519)	(761)	63,479
Preferred stock dividends	—	—	(4,789)
Gain on preferred stock transaction	—	36,377	—

Net income (loss) applicable to common stockholders	$(519)	$35,616	$58,690

Earnings (loss) per share – basic	$(0.11)	$1.21	$12.14

Earnings (loss) per share – diluted	$(0.11)	$0.39	$0.64

Weighted average shares outstanding – basic	4,546,980	29,333,867	4,834,255

Weighted average shares outstanding – diluted	4,546,980	92,053,503	98,893,353

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended May 31,
	2004	2003	2002
Operating Activities:
Net income (loss)	$(519)	$(761)	$63,479
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,726	4,665	6,338
Gain on extinguishment of debt	—	(510)	(69,571)
Non-cash compensation expense	68	11	31
Non-cash interest expense	287	125	6,999
Extraordinary income	(64)	—	—
Write-down – assets held for sale	—	1,460	—
Provision for losses on accounts receivable	182	400	843
Loss on disposal of assets	372	253	229
Write-off of equipment	—	810	—
Amortization of unearned sale/leaseback profit	(423)	(420)	(420)
Deferred income taxes	(305)	(834)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(29)	493	(833)
Inventories	976	2,382	1,431
Prepaid expenses and other assets	146	(4)	99
Accounts payable and accrued expenses	(804)	(1,206)	1,700
Deferred revenue	(48)	(211)	(375)

Net cash provided by operating activities	3,565	6,653	9,950

Investing Activities:
Capital expenditures, including pagers	(2,326)	(3,563)	(4,258)
Intangible assets	(220)	—	—
(Purchase) Redemption of certificates of deposit	10	(10)	101
Acquisitions, net of cash acquired	(1,019)	—	(57)
Net proceeds from sale of assets	66	59	25
Note receivable	(256)	—	—

Net cash used for investing activities	(3,745)	(3,514)	(4,189)

Financing Activities:
Increase in short-term debt, net	(109)	(1,633)	(713)
Purchase of treasury stock	—	—	(35)
Proceeds from borrowings	117	310	2,801
Payments on long-term debt	(444)	(2,600)	—
Debt extinguishment costs	—	—	(10,341)

Net cash used for financing activities	(436)	(3,923)	(8,288)

Net decrease in cash and cash equivalents	(616)	(784)	(2,527)
Cash and cash equivalents at beginning of period	688	1,472	3,999

Cash and cash equivalents at end of period	$72	$688	$1,472

Supplemental Cash Flow Data:
Interest paid	$90	$269	$284

Income taxes paid	$870	$—	$—

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands Except Number of Shares)

	Preferred Stock								Additional Paid-In Capital			Accumulated Earnings (Deficit)
	Series A		Series B		Series C		Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance at May 31, 2001	15,000	$—	86,025	$—	—	$—	4,926,210	$5	$26,363	49,400	$(62)	$(82,120)

Net income	—	—	—	—	—	—	—	—	—	—	—	63,479
Securities to be issued upon concurring shareholder vote	—	—	—	—	—	—	—	—	1,640	—	—	—
Compensation earned under employee stock option plan	—	—	—	—	—	—	—	—	31	—	—	—
Other	—	—	(631)	—	—	—	—	—	—	—	—	—
Purchase of Treasury Stock	—	—	—	—	—	—	—	—	—	84,160	(35)	—

Balance at May 31, 2002	15,000	$—	85,394	$—	—	$—	4,926,210	$5	$28,034	133,560	$(97)	$(18,641)

Net loss	—	—	—	—	—	—	—	—	—	—	—	(761)
Stock issuance and retirement related to debt and equity restructure in May 2002 and approved by Shareholders in November 2002	(15,000)	—	(85,394)	—	1,000,000	$1	—	—	(1,248)	295,649	(88)	—
Compensation earned under employee stock option plan	—	—	—	—	—	—	—	—	11	—	—	—
Exercise of warrants	—	—	—	—	—	—	49,979	—	37	—	—	—

Balance at May 31, 2003	—	$—	—	$—	1,000,000	$1	4,976,189	$5	$26,834	429,209	$(185)	$(19,402)

Net loss	—	—	—	—	—	—	—	—	—	—	—	(519)
Compensation earned under employee stock option plan	—	—	—	—	—	—	—	—	68	—	—	—

Balance at May 31, 2004	—	$—	—	$—	1,000,000	$1	4,976,189	$5	$26,902	429,209	$(185)	$(19,921)

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

Organization: Teletouch is a leading provider of telecommunications services, primarily paging services, in non-major metropolitan areas and communities in the Southeast United States. Currently the Company provides paging services in Alabama, Arkansas, Georgia, Louisiana, Mississippi, Missouri, Oklahoma, Texas, Tennessee and Florida. The Company provides telemetry services nationally through agreements with various satellite and cellular providers. The Company has 20 service centers and 6 two-way radio shops in those states. Through inter-carrier arrangements, Teletouch also provides nationwide and expanded regional coverage. The Company has no foreign operations.

Principles of Consolidation: The consolidated financial statements include the accounts of Teletouch Communications, Inc. and its wholly-owned subsidiaries (together, “Teletouch” or the “Company”). Teletouch Communications, Inc. owns all of the shares of Teletouch Licenses, Inc., Visao Systems, Inc. and TLL Georgia, Inc.. Teletouch Licenses, Inc. is a company formed for the express purpose of owning all of the FCC licenses utilized by Teletouch in its paging network. Visao Systems, Inc. is a company formed to develop and distribute the Company’s telemetry products. TLL Georgia, Inc. was formed for the express purpose of entering into an asset purchase agreement with Preferred Networks, Inc. in May 2004 (see Note Q). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Reclassifications: Certain reclassifications were made to the prior period financial statements to conform to the current period financial statement presentation. Specifically, loss on disposal of assets and write-off of equipment were reclassed from other income (expense) to costs and expenses in the consolidated statements of operations for all periods presented.

The Company issued 1,000,000 shares of Series C Preferred Stock and 6,000,000 warrants to purchase common stock in November 2002 as an exchange for the outstanding Series A and B Preferred Stock. The Series A and B Preferred Stock was convertible into approximately 125,358,776 shares of common stock at the exchange date. The Series C Preferred Stock is convertible into 44,000,000 shares. The issuance of the Series C Preferred Stock was to TLL Partners, a related entity. The Company obtained a fairness opinion on the transaction and recorded a gain on the retirement of its Series A and B Preferred Stock of $36,377,000 for common stock holders in accordance with the Emerging Issues Task Force (“EITF”) Topic D-42. The Series C Preferred stock was included in the dilutive earnings per share calculation in 2003. Per the Series C Preferred Stock agreement the holders have the right to participate with common stockholders on an as-if converted basis. As such, the Company should have included the dilutive common shares underlying the

Series C Preferred Stock in the basic earnings per share calculation for 2003 in accordance with EITF Topic D-95. The effect of this change reduced basic earnings per share from $ 7.67 to $1.21 for the year ended May 31, 2003.

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

Allowance for Doubtful Accounts: Estimates are used in determining the allowance for doubtful accounts and are based on historic collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages Teletouch reviews historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues; Teletouch compares the ratio of the allowance for doubtful accounts to gross receivables to historic levels and Teletouch monitors collections amounts and statistics. Teletouch’s allowance for doubtful accounts was $180,000 at May 31, 2004 and $150,000 at May 31, 2003. Based on the information available to the Company, management believes the allowance for doubtful accounts as of May 31, 2004 and 2003 were adequate. However, actual write-offs might exceed the recorded allowance.

Inventories: The Company’s inventories consist primarily of pagers, telemetry equipment, two-way radios, accessories, and spare parts held for sale or lease. Inventories are carried at the lower of cost or market using the weighted-average first-in, first-out method. A substantial portion of the Company’s pager inventory is leased in connection with term service contracts. All sold and leased pager inventory is transferred to fixed assets and depreciated using a three-year useful life. Leased pagers returned after the termination of the service contracts are valued at the lower of net depreciable cost or market and transferred to “used inventory”. Reserves for inventory obsolescence are computed using estimates that are based on sales trends, a ratio of inventory to sales, and a review of specific categories of inventory. In establishing its reserve, Teletouch reviews historic inventory obsolescence experience including comparisons of previous write-offs to provision for inventory obsolescence and the inventory count compared to recent sales trends. Prior to fiscal 2004, inventory obsolescence has been within our expectations and the provision established. During fiscal 2004, the Company recorded additional reserves for inventory obsolescence to recognize the deterioration in the market value of certain pager, cellular and electronics and telemetry inventory. Pager inventory was impaired primarily due to a decline in market value of certain damaged pagers that are repaired by the Company. Cellular and electronic inventory became impaired after many months of attempting to sell off this excess equipment and the Company recorded a reserve equaling the total value of this inventory. Certain telemetry inventory, primarily related to the Company’s fixed monitoring product line, was impaired subsequent to the Company exiting this business line. Teletouch management cannot guarantee that the Company will continue to experience the same obsolescence rates that it has in the past which could result in material differences in the reserve for inventory obsolescence and the related inventory write-offs. The reserve for inventory obsolescence was $420,500 at May 31, 2004 and $214,500 at May 31, 2003.

Property, Plant and Equipment: Property, plant and equipment is recorded at cost. Depreciation is computed using the straight-line method for financial reporting purposes and accelerated methods for tax purposes over their useful lives. The straight-line method estimated useful lives are as follows:

Pagers	3 years
Paging infrastructure	5-15 years
Building and improvements	10-20 years
Other equipment	5-10 years
Leasehold improvements	Shorter of estimated useful life or term of lease

During the second quarter of fiscal 2003, the Company completed verification procedures of its property, plant and equipment. As a result of the procedures performed, certain paging infrastructure equipment was not identified. The Company believes that a significant amount of the equipment not identified was attributable to ongoing significant repair and upgrades of its network performed on its paging infrastructure over the seven years prior to the verification without always accurately accounting for the replacement or removal of capitalizable infrastructure equipment. During these prior periods, the removal of certain equipment during the maintenance process was not recorded. Due to the seven year time period over which this activity likely took place it was impractical for the Company to accurately attribute this loss to the period in which it occurred, therefore, the Company recorded a charge of approximately $810,000 during the second quarter of fiscal 2003 to write off the remaining carrying value of this equipment. The Company believes that the amount of the loss attributable to any prior year is not significant to any prior annual operating results or financial position.

Intangible Assets: Intangible assets are recorded at cost. Amortization is computed using the straight-line method based on the following estimated useful lives:

Goodwill	—
Subscriber bases	1-5 years
FCC licenses	9 years
Non-competition agreements	5 years
Internally-developed software	3 years

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142 – “Goodwill and Other Intangible Assets” during the year ended May 31, 2003 and, accordingly, no longer amortizes goodwill. Instead the Company makes periodic assessments for impairment of its goodwill pursuant to the provisions of SFAS No. 142 as described below.

During May 2004, the Company purchased the assets of Preferred Networks, Inc. for a total purchase price of $257,000 (see Note Q). In recording the purchase transaction, the valuation of the current assets and assets held for sale acquired in this transaction exceeded the purchase price by approximately $64,000. In accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations”, the gain recognized on this transaction has been reported separately on the Consolidated Statement of Operations as extraordinary income during fiscal 2004.

Impairment of Long-lived Assets: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets” Teletouch evaluates the recoverability of the carrying value of its long-lived assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, Teletouch must project estimated cash flows which are based on various operating assumptions such as average revenue per unit in service, disconnect rates, sales productivity ratios and expenses. Management develops these cash flow projections on a periodic basis and reviews the projections based on actual operating trends. The projections assume that general economic conditions will continue unchanged throughout the projection period and that their potential impact on capital spending and revenues will not fluctuate. Projected revenues are based on the Company’s estimate of units in service and average revenue per unit, as well as revenue from various new product initiatives. Projected revenues assume a continued decline in traditional messaging units in service throughout the projection period, which is partially offset by growth of advanced messaging units in service and revenue from the new product initiatives. Projected operating expenses are based upon historic experience and expected market conditions adjusted to reflect an expected decrease in expenses resulting from cost saving initiatives. During the second quarter of fiscal 2003, the Company restructured its operations and exited its retail distribution channel by closing all but 2 of its retail locations. The Company restructured the operations of 22 other retail stores to serve as service centers to provide customer service to its existing customer base. As a result of the closure of its retail stores, the Company identified excess furniture and fixtures and computer equipment used previously in its retail business, classified these excess assets as Assets Held for Sale and recorded a charge to reduce the carrying value of these assets to their estimated recoverable value less any anticipated disposition costs. In the second quarter of fiscal 2003, the Company reduced the carrying value of these assets classified as Assets Held for Sale from $1.7 million to $0.2 million by recording a charge of $1.5 million to restructuring expense which is a component of operating expenses in the Company’s consolidated statement of operations. At May 31, 2004, all such Assets Held for Sale had been disposed of by the Company.

Teletouch’s review of the carrying value of its long-lived assets at May 31, 2004 indicates that the carrying value of these assets is recoverable through future estimated cash flows. If the cash flow estimates, or the significant operating assumptions upon which they are based, change in the future, Teletouch may be required to record additional impairment charges related to its long-lived assets.

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

Advertising Costs: All costs related to advertising activities begun during the fiscal year are expensed when incurred. Advertising costs were $0.3 million, $0.4 million, and $1.6 million in fiscal 2004, 2003, and 2002, respectively.

Stock-based Compensation: SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, provides companies with a choice to follow the provisions of SFAS No. 123 in determination of stock-based compensation expense under the alternative fair value accounting or to continue with the provisions of APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock-compensation plans. The Company has elected to follow the provisions of APB 25 under which no compensation expense is recognized if the exercise price of the Company’s stock options equals or exceeds the market price of the underlying Common Stock on the date of grant, generally no compensation expense is recognized. The Company recognized compensation expense of $68,000, $11,000 and $31,000 in 2004, 2003 and 2002, respectively, related to the repricing of its outstanding stock options during fiscal 2000. During fiscal year 2004 there were no material option grants made by the Company.

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its stock options granted under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a binomial option pricing model with the following weighted-average assumptions for 2003 and 2002, respectively: risk-free interest rates of 2.00% and 3.70%; dividend yields of 0% for both years; volatility factors of the expected market price of the Company’s common stock of 1.59 in 2003 and 1.31 in 2002, and a weighted-average expected life of the option of 2 to 5 years. As there were only an insignificant amount of stock options granted during fiscal 2004, all of which were issued at the market price on the date of the grant, the Company has not included these grants in its pro forma compensation expense calculations for fiscal 2004.

The binomial option valuation model used was developed for use in estimating the fair value of traded options which have no vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company’s stock options have characteristics significantly different from those of traded options. Further, changes in the subjective input assumptions related to the options can materially affect the fair value estimate. Therefore, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

The Company issued 1,000,000 shares of Series C Preferred Stock and 6,000,000 warrants to purchase common stock in November 2002 as an exchange for the outstanding Series A and B Preferred Stock. The Series A and B Preferred Stock was convertible into approximately 125,358,776 shares of common stock at the exchange date. The Series C Preferred Stock is convertible into 44,000,000 shares. The issuance of the Series C Preferred Stock was to TLL Partners, a related entity. The Company obtained a fairness opinion on the transaction and recorded a gain on the retirement of its Series A and B Preferred Stock of $36,377,000 for common stock holders in accordance with the Emerging Issues Task Force (“EITF”) Topic D-42. The Series C Preferred Stock was included in the dilutive earnings per share calculation in 2003. Per the Series C Preferred Stock agreement the holders have the right to participate with common stockholders on an as-if converted basis. As such, the Company should have included the dilutive common shares underlying the Series C Preferred Stock in the basic earnings per share calculation for 2003 in accordance with EITF Topic D-95. The effect of this change reduced basic earnings per share from $ 7.67 to $1.21 for the year ended May 31, 2003.

For purposes of pro forma disclosures, the estimated fair value of stock options is amortized to expense over the options’ vesting period. Therefore, future pro forma compensation expense may be greater as additional options are granted. The Company’s pro forma information follows:

	2004	2003	2002
Net income (loss) applicable to common stockholders	$(519)	$35,616	$58,690
Plus stock-based employee compensation expense included in reported net income (loss), net of related tax effects	23	7	31
Less total stock-based employee compensation determined under fair-value-based method, net of related tax effects	(27)	(41)	95

Pro forma net income (loss)	$(523)	$35,582	$58,816

Pro forma earnings (loss) per share:
Basic	$(0.12)	$1.21	$12.17

Diluted	$(0.12)	$0.39	$0.64

Earnings (Loss) Per Share: Basic earnings (loss) per share is determined by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share amounts are similarly computed, but include the effect, when dilutive, of the Company’s weighted average number of stock options outstanding and the weighted average number of common shares that would be issuable upon conversion of the Company’s convertible preferred securities and the exercise of the Company’s common stock purchase warrants. Potentially dilutive securities have not been considered in the computation of loss per share in fiscal 2004 because the effect would be antidilutive. To determine diluted earnings per share, dividends on the Company’s Series A Preferred Stock have been added back to net income in fiscal 2002 to reflect assumed conversions.

Earnings (loss) per share for the years ended May 31, 2004, 2003 and 2002 amounts are calculated as follows (in thousands except per share amounts):

	2004	2003	2002
Net income (loss) applicable to common stockholders – basic	$(519)	$35,616	$58,690
Plus dividends on the assumed conversion of the Series A Preferred Stock	—	—	4,789
Plus accretion on redeemable common stock purchase warrants	—	125	—

Net income (loss) applicable to common stock - diluted	$(519)	$35,741	$63,479

Average shares outstanding:
Common stock	4,547	4,645	4,834
Series C Preferred Stock	—	24,689	—

Basic shares outstanding	4,547	29,334	4,834
Effect of dilutive securities:
Stock options	—	159	151
Common stock purchase warrants	—	4,411	2,597
Series B Preferred Stock	—	1,077	2,461
Series A Preferred Stock	—	57,073	88,850

Diluted shares outstanding	4,547	92,054	98,893

Earnings (loss) per Share:
Basic	$(0.11)	$1.22	$12.14

Diluted	$(0.11)	$0.39	$0.64

Recent Accounting Pronouncements: In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, and Amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures about the method of accounting for stock-based compensation and the effect of the method used on reported results in both annual and interim financial statements. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company has adopted the annual disclosure provisions of SFAS No. 148 and enhanced disclosures related to the accounting for stock-based employee compensation are provided in “Stock-based Compensation” in footnote A to the consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the VIE’s residual returns or both. The consolidation requirements of FIN No. 46 are effective immediately for VIEs created after January 31, 2003. The consolidation requirements for older VIEs are effective for financial statements of interim or annual periods beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date of FIN 46 for older VIEs to the end of the first interim or annual period ending after December 15, 2003. Certain of the disclosure requirements are effective for all financial statements issued after January 31, 2003, regardless of when the VIE was established. The adoption of FIN No. 46 had no impact on the Company’s financial position or results of operations.

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

In May 2003, the FASB issued SFAS No. 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Specifically, it requires that financial instruments within the scope of the statement be classified as liabilities because they embody an obligation of the issuer. Under previous guidance, many of these instruments could be classified as equity or be reflected as mezzanine equity between liabilities and equity on the balance sheet. The Company’s initial adoption of this statement on June 1, 2003 did not have a material impact on its results of operations, financial position or cash flows. Certain redeemable common stock warrants issued in November 2002 were recorded at their estimated fair value as a long-term liability within the Company’s Consolidated Balance Sheet. Additionally, a deferred issuance of certain shares of common was granted in connection with the Company’s purchase of certain assets in February 2004. These shares of common stock contain put options at a stated value. The Company has recorded these financial instruments at their estimated fair value appropriately between current and a long-term liabilities within the Company’s Consolidated Balance Sheet. The accretion related to these redeemable common stock warrants and the deferred issuance of common stock is classified as Interest Expense within its Consolidated Statement of Operations.

In April 2004, the Financial Accounting Standards Board’s (FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 03-06, “Participating Securities and the Two Class Method Under FASB Statement No. 128, Earnings Per Share”. EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earning per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 is not expected to have a material effect on our financial position or results of operations.

NOTE C – LIQUIDITY, RISKS AND OTHER IMPORTANT FACTORS

Sources of System Equipment and Inventory: Teletouch does not manufacture its paging network equipment, including but not limited to antennas, transmitters, and paging terminals, nor does it manufacture any of the pagers, two-way radios or telemetry devices it sells or leases. This equipment is available for purchase from multiple sources, and the Company anticipates that such equipment will continue to be available in the foreseeable future, consistent with normal manufacturing and delivery lead times. Because of the high degree of compatibility among different models of transmitters, computers and other paging and voice mail equipment manufactured by its suppliers, Teletouch’s paging network is not dependent upon any single source of such equipment. The Company currently purchases pagers and paging network equipment from several competing sources and the Company expects that there will be an adequate supply of equipment to meet the Company’s needs in fiscal 2005.

Concentration of Credit Risk: Teletouch provides paging and other wireless telecommunications services to a diversified customer base of mid-size to small businesses and individual consumers, primarily in non-metropolitan areas and communities in the southeast United States. As a result, no significant concentration of credit risk exists. The Company performs periodic credit evaluations of its customers to determine individual customer credit risks and promptly terminates services for nonpayment. Credit losses have been within management’s expectations and continue to decline as the Company’s higher credit risk individual customer base continues to decline.

Financial Instruments: Management believes that the carrying value of its financial instruments approximates fair value.

Risks and Uncertainties: The Company’s future results of operations and financial condition could be impacted by the following factors, among others:

•	We could experience increased subscriber attrition and reduction in average revenue per unit as a result of more competitive services products and pricing.

•	Termination or impairment of our relationship with a small number of key telemetry suppliers or vendors could adversely affect our revenue opportunities and results of operations.

•	Market prices for paging, two-way and telemetry services may decline in the future as competition increases.

•	We rely on airtime arrangements with other carriers to provide our telemetry services, which we may be unable to obtain or maintain in the future.

•	If the demand for telemetry services does not grow, or if we fail to capitalize on such demand, it could have an adverse effect on our growth potential.

•	We may increase our debt in the future to fund potential acquisitions, which could subject us to various restrictions and higher interest costs and decrease our cash flow and earnings.

•	If we do not maintain compliance with the American Stock Exchange requirements for continued listing, our common stock could be de-listed.

•	Our ability to fund the costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002, could have an adverse impact on the operations of the Company.

•	There are substantial capital requirements that we will need to fund in order to maintain, operate and upgrade our information systems network to a level at which we can support our new revenue initiatives.

•	Our ability to efficiently integrate future acquisitions, if any, could alter the plans for future growth and profitability.

•	Our operations are subject to government regulation that could have adverse effects on our business.

•	Equipment failure and natural disasters or terrorist acts may adversely affect our business.

NOTE D – NOTE RECEIVABLE

On November 7, 2003, the Company issued a $250,000 convertible secured promissory note (the “Streamwaves Note”) to Streamwaves.com, Inc. (Streamwaves). Streamwaves is an internet digital music provider. The Streamwaves Note is secured by substantially all of Streamwave’s assets and bears interest at a rate of 10%. All outstanding principal and unpaid accrued interest is payable on June 20, 2004.

The Streamwaves Note contains a conversion feature which, at the option of Teletouch, allows the outstanding principal and unpaid accrued interest to be converted into shares of Streamwaves Common Stock. The conversion price of the Streamwaves Common Stock will be $1.00 if the conversion date is on or before June 20, 2004 or $0.20 if the conversion date is after June 20, 2004.

On June 20, 2004, Teletouch assigned its interest in the Streamwaves Note to TLL Partners, an entity controlled by Robert McMurrey, Chairman of Teletouch. Consideration paid by Mr. McMurrey equaled $257,778, the full value of the Streamwaves Note and interest accrued through June 20, 2004. Payment of the note was in the form of a reduction in the amount due on the TLL Note (see Note G) held by TLL Partners.

NOTE E - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at May 31, 2004 and 2003 consisted of the following (in thousands):

	2004	2003
Leased pagers and radios	$3,511	$4,417
Paging infrastructure	16,867	16,865
Buildings and improvements	708	901
Other equipment	2,512	2,466

	23,598	24,649
Accumulated depreciation	(14,976)	(13,803)

	$8,622	$10,846

Depreciation expense was $3.6 million, $4.6 million and $6.3 million in fiscal 2004, 2003, and 2002, respectively.

NOTE F – SHORT-TERM DEBT

	2004	2003
Short-term debt at May 31, 2004 and 2003 consists of the following (in thousands):
FCFC MAP note	$—	$109

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

FCFC MAP Note: The MAP Note provides for a revolving line of credit of up to a maximum amount of $2,000,000 which is dependent on the Company’s borrowing base primarily consisting of accounts receivable at any point in time. Based on the eligible accounts receivable as of May 31, 2004, the Company’s allowable borrowings under this agreement were $1.1 million. Under this credit facility, $0.0 million was funded as of May 31, 2004.

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

Under the terms of the MAP Note, the Company is required to comply with certain financial covenants on a monthly basis. Failure to maintain compliance with these covenants is an event of default as defined under FCFC Security Agreement. During the third quarter of fiscal 2004, the Company was unable to maintain compliance with certain financial covenants in the MAP Note for the months of December 2003 and January 2004 but did maintain compliance with the financial covenants for the month of February 2004. The Company did receive a waiver of these covenants for these months, which allowed the Company to remain in good standing under the terms of the MAP Note for the quarter ending February 29, 2004. The Company was in compliance with its financial covenants at May 31, 2004.

Effective February 1, 2004, the Company negotiated an extension of the MAP Note through May 1, 2005 which included modifications to certain of the financial covenants included in the agreement.

NOTE G - LONG-TERM DEBT

Long-term debt at May 31, 2004 and 2003 consists of the following (in thousands):

	2004	2003
TLL note – affiliate, including accrued interest	$347	$760
Binion note	60	—
Vehicle notes	86	—

	493	760
Less current portion	45	—

	$448	$760

TLL Note: On May 17, 2002, the Company entered into a note agreement with TLL Partners (TLL Note), an entity controlled by Robert McMurrey, Chairman of Teletouch, which allows for borrowings in the aggregate principal amount of $2,200,000. As of May 31, 2004 the Company has available borrowing under the TLL Note of $1,950,000 as accrued but unpaid interest does not reduce the availability of funds under this note agreement. The outstanding principal and accrued interest becomes payable in full May 17, 2007 and accrues interest at the rate of 10% annually. The TLL Note is subordinated to the interests of FCFC and does not require the maintenance of any financial or operating covenants. On July 20, 2004 the Company transferred its interest in a promissory note it held to TLL Partners and in consideration received a reduction in the balance due under the TLL Note in the amount of $257,778 (see Note D).

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

Maturities: Scheduled maturities of long-term debt outstanding at May 31, 2004 are as follows:

	Payments Due By Period (in thousands)
	Total	2005	2006	2007	2008	Thereafter
Debt	$493	$45	$45	$396	$7	$—

NOTE H – DEBT AND EQUITY RESTRUCTURING

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

In order to complete the reorganization of its debt and to provide for necessary working capital financing, Teletouch also entered into new credit agreements with First Community Financial Corporation (see Note F) and TLL Partners (see Note G). Proceeds from these facilities combined with working capital from the Company were used to fund the cash payments to lenders in the amount of $9,800,000 required to restructure the senior debt in May 2002.

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

Pursuant to the Restructuring Agreement dated as of May 17, 2002, by and among TLL Partners, GM Holdings and Teletouch (“Restructuring Parties”), Teletouch agreed to issue warrants to purchase 6,000,000 shares of Teletouch common stock to GM Holdings (see Note M) and TLL Partners agreed to exchange certain preferred and common stock, as described below, for 1,000,000 shares of Teletouch’s Series C Preferred Stock (see Note M). The issuance of the warrants to purchase 6,000,000 shares of Teletouch common stock and the 1,000,000 shares of Series C Preferred Stock was subject to shareholder approval and satisfaction of applicable American Stock Exchange Rules. Additionally, each of the Restructuring Parties agreed that no dividends would accrue, be declared or made on the Series A Preferred Stock or the Series B Preferred Stock pending the completion of the transactions contemplated by the Restructuring Agreement.

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

On November 7, 2002, the Company’s common stockholders voted to approve the issuance by the Company of 1,000,000 shares of Series C Preferred Stock and warrants to purchase 6,000,000 shares of the Company’s Common Stock to TLL Partners and GM Holdings, respectively completed the Restructuring Agreement entered into May 17, 2002.

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

In conjunction with the issuance of the Series C Preferred Stock and 6,000,000 warrants to purchase common stock in exchange for the 15,000 shares of Series A Preferred Stock, the Company recognized a gain of $36,377,000, in the second quarter of fiscal year 2003, that was included in income applicable to common stock and is reflected in the Company’s earnings per share calculations for the year ended May 31, 2003. The amount of the gain represents the amount by which the carrying value of the Series A Preferred Stock as of November 7, 2002 $38,297,000 which included accrued dividends which were recorded in paid-in capital, exceeded the $1,920,000 allocated portion of the fair value of the Series C Preferred Stock and 6,000,000 warrants to purchase common stock issued by the Company.

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

NOTE I – PROVISION FOR LEASE ABANDONMENT AND OTHER COSTS

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

Subsequent to the retail store closings discussed above, the Company evaluated the profitability of the remaining retail stores and its overall retail distribution channel. This evaluation was completed in November 2002 and the Company developed a restructuring plan to exit the retail business and focus the Company on its direct distribution channels (“Retail Exit Plan”). The Retail Exit Plan resulted in the closing of an additional 10 of the Company’s retail locations, transferring 4 of its retail locations to an affiliated company, the conversion of 22 of its retail locations to customer service centers and the reduction of its workforce by 111 people. As a result of the Retail Exit Plan and during the quarter ending February 28, 2003, the Company increased its provision for losses for certain changes in estimates related to the Company’s Retail Exit Plan including $45,000 for personnel related costs and $112,000 for lease obligations. Quarter end November 30, 2002 charges related to the Company’s Retail Exit Plan included $365,000 for the abandonment of certain leased retail space, $34,000 for the abandonment of related leasehold improvements, $411,000 for personnel related costs and $1,426,000 for write-downs on excess furniture and fixtures and computer equipment held for sale. As of May 31, 2003, the Retail Exit Plan was substantially completed Such charges have been included in operating expenses in the Company’s Consolidated Statement of Operations.

The following table provides a rollforward of the Retail Exit Plan liabilities for the years ended May 31, 2004 and 2003:

	(amounts in 000’s)
	Future Lease Payments	Personnel Costs	Total
Balance at May 31, 2002	$488	$—	$488
Changes in estimates	(214)	—	(214)
Additions to provision	477	456	933
Cash outlay	(353)	(456)	(809)

Balance at May 31, 2003	$398	$—	$398
Changes in estimates	(66)	—	(66)
Cash outlay	(219)	—	(219)

Balance at May 31, 2004	$113	$—	$113

The remaining amount at May 31, 2004 of $113,000 is expected to be paid through 2005. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates.

NOTE J – UNEARNED SALE/LEASEBACK PROFIT

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

NOTE K - INCOME TAXES

Teletouch uses the liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences reverse.

The Company made cash payments of $643,000 for fiscal year 2003 federal income taxes and $227,000 for fiscal year 2004 estimated federal income taxes during fiscal year 2004. The Company made no cash payments for federal income taxes in fiscal 2002 and 2001.

The Company’s net operating loss carryforwards were reduced to $0 at May 31, 2002 from approximately $29.5 million at May 31, 2001. Other deferred tax assets were reduced as well. This reduction occurred in accordance with the attribute reduction rules of Internal Revenue Code Section 108 related to the Company’s debt restructuring (see Note H). A corresponding reduction to the valuation allowance previously recorded against these assets was also recorded and the valuation allowance at May 31, 2002 was $0.

Significant components of Teletouch’s deferred income tax liabilities and assets as of May 31, 2004 and 2003 follow (in thousands):

	2004	2003
Deferred income tax liabilities:
Depreciation methods	$2,112	$2,720
Other intangible assets	39	—
Other	40	100

Total deferred income tax liabilities	$2,191	$2,820
Deferred income tax assets:
Intangible assets	1,626	1,733
Allowance for doubtful accounts	61	51
Inventory reserve	70	—
Unrecognized gain	504	648
Accrued liabilities	82	236

Total deferred income tax assets	2,343	2,668

Net deferred income tax asset (liability)	$152	$(152)

The provision (benefit) for income taxes for each of the last three fiscal years consists of the following (in thousands):

	2004	2003	2002
Current	$364	$462	$—
Deferred	(304)	(834)	—

	$60	$(372)	$—

A reconciliation from the federal statutory income tax rate to the effective income tax rate for the fiscal years 2004, 2003, and 2002 follows:

	2004	2003	2002
Statutory income tax rate (benefit)	(34.0)%	(34.0)%	34.0%
Change in accrual estimates	23.3%	—	—
Change in valuation allowance	—	—	(34.0)%
Expenses not deductible for tax purposes	23.8%	1.2%	—
Other	—	—	—

Effective income tax rate	13.1%	(32.8)%	—

NOTE L - COMMITMENTS AND CONTINGENCIES

Teletouch leases buildings, transmission towers, and equipment under non-cancelable operating leases. These leases contain various renewal terms and restrictions as to use of the property, and some leases have built-in escalation clauses. Rent expense (in thousands) was $3,037, $3,405, and $3,960 in fiscal 2004, 2003, and 2002, respectively. Future minimum rental commitments under non-cancelable leases, including amounts related to closed stores, are as follows (in thousands):

	Payments Due By Period (in thousands)
Significant Contractual Obligations	Total	2005	2006	2007	2008	Thereafter
Operating leases	$4,093	$1,616	$1,061	$855	$544	$17

Teletouch is party to various legal proceedings arising in the ordinary course of business. The Company believes there is no proceeding, either threatened or pending, against it that will result in a material adverse effect on its results of operations or financial condition.

NOTE M - SHAREHOLDERS’ EQUITY

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

On May 17, 2002, TLL Partners, exercised an option it had previously purchased to acquire all of the securities held by Continental Illinois Venture Corporation (“CIVC”) which included 295,649 shares of common stock, 36,019 shares of Series B Preferred Stock, 2,660,840 warrants to purchase common stock, 324,173 warrants to purchase Series B Preferred Stock and 13,200 shares of Series A Preferred Stock from CIVC (see Note H for further discussion).

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

The CIVC Investors also originally received warrants, exercisable at a nominal price, to purchase 3,377,301 shares of Teletouch common stock (the “Common Stock Purchase Warrants”) and 411,457 shares of Series B Preferred Stock (the “Series B Preferred Stock Purchase Warrants”). As of May 17, 2002, holders had exercised an aggregate of 716,461 Common Stock Purchase Warrants and 87,284 Series B Preferred Stock Purchase Warrants. The remaining 324,173 Series B Preferred Stock Purchase Warrants and the remaining 2,660,840 Common Stock Purchase Warrants were purchased by TLL Partners on May 17, 2002 (see Note B)

As discussed in Note H, the Amended Credit Agreement prohibits the payment of dividends on the Series A Preferred Stock. At May 31, 2002, approximately $23.3 million of dividends ($1,550.00 per share) were in arrears (or 4.4 million shares of common stock if paid “in kind” using the conversion price stated in the agreement and 51.7 million shares of common stock if paid “in kind” using the closing market price of the Company’s common stock on May 31, 2002, as previously discussed). Dividends earned per share in fiscal years 2004, 2003, and 2002 were $0.00, $0.00 and $319.28, respectively.

Series C Preferred Stock: At May 31, 2004 and 2003, 1,000,000 shares of Series C Preferred Stock with a par value of $0.001 are issued and outstanding.

The Company issued 1,000,000 shares of Series C Preferred Stock and 6,000,000 warrants to purchase common stock in November 2002 as an exchange for the outstanding Series A and B Preferred Stock. The Series A and B Preferred Stock was convertible into approximately 125,358,776 shares of common stock at the exchange date. The Series C Preferred Stock is convertible into 44,000,000 shares. The issuance of the Series C Preferred Stock was to TLL Partners, a related entity. The Company obtained a fairness opinion on the transaction and recorded a gain on the retirement of its Series A and B Preferred Stock of $36,377,000 for common stock holders in accordance with the Emerging Issues Task Force (“EITF”) Topic D-42. The Series C Preferred Stock was included in the dilutive earnings per share calculation in 2003. Per the Series C

Preferred Stock agreement the holders have the right to participate with common stockholders on an as-if converted basis. As such, the Company should have included the dilutive common shares underlying the Series C Preferred Stock in the basic earnings per share calculation for 2003 in accordance with EITF Topic D-95. The effect of this change reduced basic earnings per share from $ 7.67 to $1.21 for the year ended May 31, 2003.

The material terms of the Series C Preferred Stock are as follows: after payment of all amounts due under the Amended Credit Agreement which was paid in full in December 2002, (1) dividends may be paid on a pro rata basis; (2) assets may be distributed upon voluntary or involuntary liquidation, dissolution or winding up of the Company; and (3) holders may convert all, but not less than all, of their Series C Preferred Stock into shares of Common Stock after May 20, 2005, subject to the following terms and conditions. The Series C Preferred Stock will be convertible into a number of shares of Common Stock computed by dividing (1) the product of (A) the number of shares of Series C Preferred Stock to be converted and (B) 22, by (2) the conversion price in effect at the time of conversion. The conversion price for delivery of Common Stock shall initially be $0.50 and subject to adjustment. The Series C Preferred Stock is non-voting. Holders of Series C Preferred Stock are entitled to notice of all stockholders meetings. The consent of at least a majority of the Series C Preferred Stock (calculated on an “as converted” basis) is required to effect any amendment (a) to voting powers, preferences or rights of the holders of Series C Preferred Stock or (b) to the Certificate of Incorporation authorizing, creating or increasing the amount of any shares of any class or series prior or equal to the Series C Preferred Stock for payment of dividends or (c) any merger or consolidation unless the surviving entity shall have no class or series of shares or securities authorized or outstanding ranking prior to the Series C Preferred Stock.

Common Stock Purchase Warrants: At May 31, 2004, the Company has 6,000,000 issued and outstanding warrants (the “GM Warrants”) to purchase shares of Teletouch Common Stock. The GM Warrants will be exercisable beginning in May of 2005, terminating in May of 2010. In May of 2007, the holder of the GM Warrants may require the Company to redeem the warrants at $0.50 per warrant. Because of this mandatory redemption feature, the Company has recorded the estimated fair value of the GM Warrants as a long-term liability on its consolidated balance sheet, and will adjust the amount to reflect changes in the fair value of the warrants, including accretion in value due to the passage of time, with such changes charged or credited to net income.

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

Redeemable Common Stock Payable: On January 29, 2004, Teletouch acquired substantially all of the two-way radio assets of DCAE, Inc. d/b/a Delta Communications, Inc. (“Delta”), and in conjunction, the Company deferred the issuance of 640,000 shares of Teletouch’s common stock subject to certain reductions specified in the Delta Asset Purchase Agreement that cannot exceed 100,000 shares of common stock. This obligation is payable on February 15, 2005 at which time up to 640,000 restricted shares of common stock will be issued. The shares of common stock to be issued contain a put option allowing the holder to sell 25% of the remaining shares held each quarter, beginning February 28, 2005, back to the company at a specified price as follows:

Date to be Sold Back to Company	Sell Price
February 28, 2005 - November 30, 2005	$1.05
December 1, 2005 – November 30, 2006	$1.10
December 1, 2006 – November 30, 2007	$1.15

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

Common stock reserved: The following represents the shares of common stock to be issued on an “if-converted” basis at May 31, 2004. As discussed in Note H, on November 7, 2002, the common shareholders approved the issuance 1,000,000 shares of Series C Preferred Stock initially convertible into 44,000,000 shares of common stock to TLL Partners and warrants to purchase 6,000,000 shares of common stock to GM Holdings to in exchange for the Series A Preferred Stock, Common Stock Purchase Warrants, and Series B Preferred Stock.

Conversion of Series C Preferred Stock	44,000
Common Stock Purchase Warrants	6,000
1994 Stock Option and Stock Appreciation Rights Plan	850
2002 Stock Option and Stock Appreciation Rights Plan	87

50,937

NOTE N - STOCK OPTIONS

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

On November 7, 2002, the Company’s common stockholders voted to adopt and ratify the Teletouch 2002 Stock Option and Appreciation Rights Plan (“2002 Plan”). Under the 2002 Plan, Teletouch may issue options which will result in the issuance of up to an aggregate of ten million (10,000,000) shares of Teletouch common stock. The 2002 Plan provides for options which qualify as incentive stock options (Incentive Options) under Section 422 of the Code, as well as the issuance of non-qualified options (Non-Qualified

Options). The shares issued by Teletouch under the 2002 Plan may be either treasury shares or authorized but unissued shares as Teletouch’s Board of Directors may determine from time to time. Pursuant to the terms of the 2002 Plan, Teletouch may grant Non-Qualified Options and Stock Appreciation Rights (SARs) only to officers, directors, employees and consultants of Teletouch or any of Teletouch’s subsidiaries as selected by the Board of Directors or the Compensation Committee. The 2002 Plan also provides that the Incentive Options shall be available only to officers or employees of Teletouch or any of Teletouch’s subsidiaries as selected by the Board of Directors or Compensation Committee. The price at which shares of common stock covered by the option can be purchased is determined by Teletouch’s Compensation Committee or Board of Directors; however, in all instances the exercise price is never less than the fair market value of Teletouch’s common stock on the date the option is granted. To the extent that an Incentive Option or Non-Qualified Option is not exercised within the period in which it may be exercised in accordance with the terms and provisions of the 2002 Plan described above, the Incentive Option or Non-Qualified Option will expire as to the then unexercised portion. As of May 31, 2004, approximately 87,200 Non-Qualified Options and no Incentive Options or SARs are outstanding under the 2002 Plan.

Stock option activity has been as follows:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price Per Share
Options outstanding at May 31, 2001	820,319	$0.24 - $3.38	$1.36

Options granted to officers and management	95,000	$0.24	$0.24
Options granted to directors	358,664	$0.18 - $0.61	$0.28
Options forfeited	(531,661)	$0.81 - $2.26	$1.31

Options outstanding at May 31,2002	742,322	$0.18 - $3.38	$0.45

Options granted to officers and management	241,167	$0.33 - $0.40	$0.35
Options granted to directors	12,664	$0.34 - $0.38	$0.37
Options forfeited	(14,330)	$0.24	$0.24

Options outstanding at May 31,2003	981,823	$0.18 - $3.38	$0.43

Options granted to officers and management	—	—	—
Options granted to directors	2,664	$0.89	$0.89
Options exercised	(35,500)	$0.24	$0.24
Options forfeited	(11,500)	$0.24	$0.24

Options outstanding at May 31,2004	937,487	$0.18 - $3.38	$0.44

Exercisable at May 31, 2004	786,590		$0.46

Exercisable at May 31, 2003	535,240		$0.54

Exercisable at May 31, 2002	266,559		$0.79

Weighted-average fair value of options granted during 2004	$0.89

Weighted-average fair value of options granted during 2003	$0.21

Weighted-average fair value of options granted during 2002	$0.20

Weighted-average remaining contractual life	8.0 years

Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if Teletouch had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a binomial option pricing model with the following weighted-average assumptions for 2003 and 2002, respectively: risk-free interest rates of 2.00% and 3.70%; dividend yields of 0% for both years; volatility factors of the expected market price of the Company’s common stock of 1.59 in 2003 and 1.31 in 2002, and a weighted-average expected life of the option of 2 to 5 years. As there were only an insignificant amount of stock options granted during fiscal 2004, all of which were issued at the market price on the date of the grant, the Company has not included these grants in its pro forma compensation expense calculations for fiscal 2004.

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

In December 1999, the Company reduced the exercise price of all outstanding employee and director owned stock options to $0.87, which was equal to the average of the closing price of the Company’s common stock for the 20-trading days prior to December 1, 1999. In November 2001, the Company reduced the exercise price of all outstanding employee and director owned stock options to $0.24, which was equal to the average of the closing price of the Company’s common stock for the 20-trading days prior to November 21, 2001. Compensation expense associated with these repriced options is being measured and recognized in accordance with the Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”. Based on the market value of Teletouch’s common stock and in accordance with Financial Accounting Standards Board Interpretation No. 44, compensation expense of $68,000, $11,000 and $31,000 was recorded in fiscal years 2004, 2003 and 2002, respectively. Additional compensation expense may be recorded in future periods based on fluctuations in the market value of the Company’s common stock.

NOTE O - RETIREMENT PLAN

Effective October 1995, Teletouch began sponsoring a defined contribution retirement plan covering substantially all of its employees. Employees who are at least 21 years of age are eligible to participate. Eligible employees may contribute up to a maximum of 16% of their earnings. The Company pays the administrative fees of the plan and began matching 75% of the first 6% of employees’ contributions in October 1998. Contributions of approximately $181,000, $182,000 and $199,000 were made in fiscal years 2004, 2003, and 2002, respectively.

NOTE P – RELATED PARTY TRANSACTIONS

The Company had certain related party sales during fiscal 2004 and 2003 to Progressive Concepts, Inc. (“PCI”) a company controlled by Robert McMurrey, Teletouch’s Chairman. During fiscal 2004 and 2003, Teletouch recognized approximately $40,000 and $295,000, respectively, in product sales revenue and $7,000 and $14,000, respectively, in gross margin on the sales of pagers and cellular products to PCI. Teletouch also recognized $51,000 and $12,000 in fiscal 2004 and 2003, respectively, in paging service revenue, commissions revenue earned on sales of equipment and rent income from PCI. Additionally, the Company purchased cellular equipment from this related party during fiscal 2004 totaling approximately $15,700. During fiscal 2003, the Company purchased both car audio equipment and cellular accessories from this related party totaling approximately $228,000. The Company has negotiated purchase prices with PCI on both cellular and audio equipment equaling cost plus 5%. The negotiated pricing with PCI represents similar pricing that could be obtained in an arm-length transaction with an unrelated third party. During fiscal 2004 and 2003, Teletouch also recognized expenses of $360,000 and $270,000, respectively, for costs incurred by PCI related to the outsourcing of the Company’s answering service center operations.

On June 20, 2004, Teletouch assigned its interest in the Streamwaves Note to TLL Partners, an entity controlled by Robert McMurrey, Chairman of Teletouch. In consideration for the assignment of the Streamwaves Note, Teletouch received a reduction in its TLL Note (see Note G) held with TLL Partners in the amount of $257,778.

NOTE Q – ACQUISITIONS

On January 29, 2004, Teletouch acquired substantially all of the two-way radio assets of DCAE, Inc. d/b/a Delta Communications, Inc. (“Delta”), a corporation headquartered in Garland, Texas, which continues to operate the business providing Nextel cellular service in the Dallas / Fort Worth market. As part of the purchase, Teletouch acquired approximately 2,500 additional two-way radio subscribers and the logic trunked radio (“LTR”) infrastructure in the Dallas / Fort Worth market. This purchase allowed the Company to expand its LTR network to the Dallas / Fort Worth market which complements its existing East Texas coverages. The total purchase price for the assets of Delta was approximately $1,597,000 which consisted of certain cash and equity consideration. The consideration paid or payable in cash consisted of a cash payment of $650,000, a cash payment to be made within one year of $50,000 (“Cash Holdback”) which is subject to certain adjustments, a promissory note payable in the amount of $60,000 (see “Binion Note” in Note G), approximately $62,000 in other cash expenditures related to closing and the assumption of $135,000 in other liabilities from Delta. The equity consideration given is a note which is payable in 640,000 shares of Teletouch’s common stock which was valued at $640,000, based on market price, on the date of closing (see “Redeemable Common Stock Payable” in Note M). The acquisition was accounted for using the purchase method of accounting and the total purchase price was allocated as follows:

Property, plant and equipment	$161,000
Two-way radio subscriber bases	112,000
FCC licenses	104,000
Non-compete agreements	95,000
Radio and pager inventory	100,000
Accounts receivable	142,000
Goodwill	883,000

Total purchase price	$1,597,000

The allocation of the purchase price is subject to refinement in the future as acquired asset and liability values become finalized. The results of operations of the acquisition, which are immaterial to the consolidated operations, are included with that of the Company from the date of closing.

On May 20, 2004, Teletouch acquired substantially all of the paging assets of Preferred Networks, Inc. (“PNI”), a corporation headquartered in Atlanta, Georgia. These assets were acquired out of bankruptcy and consisted of two distinct paging networks, one in the Southeast and one in the Northeast United States. The total purchase price for the assets of PNI was approximately $257,000. In a concurrent transaction, Teletouch sold the paging network and the associated paging subscribers in the Northeast for $155,000. Subsequent to May 31, 2004, the Company sold certain excess paging infrastructure equipment acquired from PNI for $55,000. The net result of the asset purchase and sale transactions by Teletouch involving the PNI assets was that Teletouch retained all of the paging infrastructure in the Southeast, primarily around Atlanta, Georgia and the associated 24,000 paging subscribers. The results of operations of the acquisitions, which are immaterial to the consolidated operations, are included with that of the Company from the date of closing.

NOTE R – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended May 31, 2004 and 2003 are set forth below (in thousands except per share amounts):

	Three Months Ended
Fiscal 2004	August 31, 2003	November 30, 2003	February 28, 2004	May 31, 2004
Service, rent, and maintenance revenue	$6,177	$5,856	$5,783	5,376
Product sales revenue	772	699	769	1,322

Total Revenues	6,949	6,555	6,552	6,698
Net book value of products sold	(611)	(583)	(691)	(1,299)

	6,338	5,972	5,861	5,399
Operating income (loss)	255	52	(492)	19
Net income (loss)	104	(53)	(435)	(135)
Net income applicable to common stock	104	(53)	(435)	(135)
Earnings (loss) per share – basic	0.00	(0.01)	(0.10)	(0.03)
Earnings (loss) per share – diluted	0.00	(0.01)	(0.10)	(0.03)

	Three Months Ended
Fiscal 2003	August 31, 2002	November 30, 2002	February 28, 2003	May 31, 2003
Service, rent, and maintenance revenue	$7,550	$7,082	$6,781	$6,516
Product sales revenue	2,501	2,048	1,421	923

Total Revenues	10,051	9,130	8,202	7,439
Net book value of products sold	(1,776)	(1,349)	(1,335)	(855)

	8,275	7,781	6,867	6,584
Operating income (loss) (1)	259	(1,787)	423	480
Net income (loss)	124	(2,564)	1,195	484
Net income (loss) applicable to common stock (2)	124	33,813	1,195	484
Earnings (loss) per share – basic	0.03	2.19	0.02	0.01
Earnings (loss) per share – diluted	0.00	0.23	0.02	0.01

(1)	Includes charges of $2.2 million in the quarter ended November 30, 2002 and $0.2 million in the quarter ended February 28, 2003 related to the Company’s exit from its retail distribution channel.
(2)	Includes the gain on preferred stock transaction of $36.3 million for the quarter ended November 30, 2002.

SCHEDULE II

TELETOUCH COMMUNICATIONS, INC.

Valuation and Qualifying Accounts and Reserves

(in thousands)

	Year Ended May 31
	2004	2003	2002
Allowance for Doubtful Accounts
Balance at beginning of year	$150	$238	$238
Additions charged to income	182	400	843
Balances written off, net of recoveries	(152)	(488)	(843)

Balance at end of year	$180	$150	$238

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 30, 2004.

TELETOUCH COMMUNICATIONS, INC.

By:	/s/ Robert M. McMurrey
Robert M. McMurrey, Chairman

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert M. McMurrey	Chairman of the Board	August 30, 2004
Robert M. McMurrey

/s/ J. Kernan Crotty	President,	August 30, 2004
J. Kernan Crotty	Chief Financial Officer, principal executive officer and principal financial officer, Director

/s/ Clifford E. McFarland	Director	August 30, 2004
Clifford E. McFarland

/s/ Henry Y.L. Toh	Director	August 30, 2004
Henry Y.L. Toh

/s/ Marshall G. Webb	Director	August 30, 2004
Marshall G. Webb

/s/ Susan Stranahan Ciallella	Director	August 30, 2004
Susan Stranahan Ciallella

Index to Exhibits

The following exhibits are included with this report:

14	Code of Ethics

21	Subsidiaries

23.1	Consent of BDO Seidman LLP

23.2	Consent of Ernst & Young LLP

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)

32.1	Certification pursuant to 1350, Chapter 63, Title 18 of U.S. Code

32.2	Certification pursuant to 1350, Chapter 63, Title 18 of U.S. Code