Form 10-K/A
period 2004-05-31
TELETOUCH COMMUNICATIONS INC
filed 2004-09-28
CIK 928659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A #1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: MAY 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-13436

TELETOUCH COMMUNICATIONS, INC.

(Name of registrant in its charter)

Delaware	75-2556090	75-2556090
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)	(IRS Employer Identification Number)

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of November 28, 2003, the last business day of the Company’s most recently completed second fiscal quarter, based on the closing sale price of the common stock as reported by the American Stock Exchange on that date was approximately $3,053,998. As of September 24, 2004, the registrant had outstanding 4,546,980 shares of Common Stock and 1,000,000 shares of Series C Preferred Stock.

EXPLANATORY NOTE

The following Amendment No. 1 (the “Amended Report”) to the Annual Report on Form 10-K for the fiscal year ended May 31, 2004 filed with Securities and Exchange Commission on September 1, 2004 (the “Annual Report”) of Teletouch Communications, Inc. (the “Company”) is being filed solely to set forth the information required by Part III of Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Annual Report filing. This Amended Report amends Part III of the Annual Report only, and all other portions of the Annual Report remain in unchanged.

INDEX TO FORM 10-K/A #1

of

TELETOUCH COMMUNICATIONS, INC.

PART III

Item 10. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Teletouch’s By-Laws provide that the Board of Directors shall be divided into three classes, and that the total number of directors shall consist of a minimum of three and a maximum of twelve members. The Board of Directors currently consists of six members: two Class I Directors (Messrs. McMurrey and McFarland), two Class II Director (Messrs. Crotty, and Webb) and two Class III Directors (Mr. Toh and Ms. Ciallella). Mr. McMurrey and Mr. McFarland, the Class I directors are standing for re-election for a three-year term at the next Annual Meeting. The Class II Directors will stand for re-election in 2005 and the Class III directors will stand for re-election in 2006.

The directors and executive officers of the Company are as follows:

Name	Age	Title
Robert M. McMurrey	58	Chairman of the Board of Directors
J. Kernan Crotty	60	Director, President, Chief Operating Officer, Chief Financial Officer and Assistant Secretary
Clifford E. McFarland	48	Director
Marshall G. Webb	61	Director
Henry Y.L. Toh	47	Director
Susan Stranahan Ciallella	46	Director

Biographical information with respect to the executive officers and directors of Teletouch are set forth below. There are no family relationships between any present executive officers or directors.

Robert M. McMurrey, Chairman of the Board of Directors, has been a director of Teletouch since 1984. He served as Chief Executive Officer until February 2000. He is also the President, Chief Executive Officer, a director and the sole stockholder of Rainbow Resources, Inc. Through Rainbow Resources, Inc., Mr. McMurrey acquired a controlling interest in Teletouch in 1984. Mr. McMurrey is the sole stockholder, a director and an officer of Progressive Concepts Communications, Inc. which is the sole stockholder of Progressive Concepts, Inc. (PCI), a Texas corporation, which is a provider of radio communications, telephone and telecommunication equipment, accessories and supplies. Mr. McMurrey is also an officer and director of PCI. Mr. McMurrey is also a control person of TLL Partners. The principal business of TLL Partners is to act as a holding company for Mr. McMurrey’s investment in Teletouch securities. Mr. McMurrey was active in the oil and gas industry for over 30 years. Mr. McMurrey received a B.S. Degree in Petroleum Engineering from the University of Texas in 1971.

Susan Stranahan Ciallella was appointed to fill a vacancy on the Teletouch Board of Directors in August 2002. Ms. Ciallella is an attorney specializing in securities law, broker-dealer regulation and sports law, and is a licensed securities broker. In 2003 she joined the law firm of Dilworth Paxson, LLP as a partner in the Philadelphia office. From 1998 through 2003 Ms. Ciallella was associated with the law firm of Cozen O’Connor. Prior to 1998, Ms. Ciallella was a member of the firm of Adler & Gold in Cherry Hill, New Jersey. In 2001 Ms. Ciallella was a forum participant in the Securities and Exchange Commission’s 20th Annual Government-Business Forum on Small Business Capital Formation; she is a member of the Pennsylvania and New Jersey bars. She is a graduate of the University of Florida (B.S., 1980) and Rutgers University Law School (J.D., 1995).

J. Kernan Crotty joined Teletouch as Executive Vice President and Chief Financial Officer in November 1998. In May 2001 he was promoted to President and Chief Operating Officer in addition to his other duties. Mr. Crotty has been a director of Teletouch since May 2001. From 1995 to 1998, Mr. Crotty was founder and a principal of Latah Creek Investment Company, a manufacturer and importer of home furnishings, as well as a principal and Vice President of Courtside Products, Inc., a manufacturer and importer of sporting goods. Mr. Crotty holds a B.A. degree in Economics from Fordham College and holds an MBA degree in Corporation Finance from New York University.

Clifford E. McFarland has been a director of Teletouch since May 1995. In 1991 Mr. McFarland co-founded McFarland, Grossman & Company (MGCO), an investment bank in Houston, Texas. Mr. McFarland has served as the President and a Managing Director of MGCO since its inception. From time to time, MGCO has rendered investment banking services to Teletouch, and to certain affiliates of Teletouch. See “Compensation of Directors and Executive Officers—Consulting and Other Arrangements.”

Henry Y.L. Toh has been a director of Teletouch since November 2001. He is currently serving as a director with four other publicly traded companies. Since 1992, Mr. Toh has served as an officer and director of Acceris Communications, Inc., a publicly held voice-over-IP company. Since December, 1998, Mr. Toh has served as a director of National Auto Credit, Inc., previously an originator of sub-prime automobile financing that is transitioning into new lines of business). From April 2002 until February 2004, Mr. Toh served as a director of Bigmar, Inc., a Swiss pharmaceuticals company. Since January 2004 Mr. Toh has served as a director of Isolagen, Inc., a biotechnology company and since March 2004, Mr. Toh has served as a director of Crown Financial Group, Inc., a publicly traded registered broker dealer. Since 1992 Mr. Toh has served as an officer and director of Four M International, Inc., a privately held offshore investment entity. Mr. Toh began his career with KPMG Peat, Marwick from 1980 to 1992, where he specialized in international taxation and mergers and acquisitions. Mr. Toh is a graduate of Rice University.

Marshall G. Webb has been a director of Teletouch since November 2001. He is President of Polaris Group, an advisory firm he founded in January 1999, to provide financial consulting and merger & acquisition services to public and private companies. Since February 2003 he also serves as Chief Executive Officer of HWIGroup, Inc., an early stage company formed to create security services solutions for maritime and land-based facilities including private companies and governmental agencies. Mr. Webb founded and led the IPO of BrightStar Information Technology Group, Inc., a global provider of IT solutions to government and business, and served as its CEO and director from 1997 through 1998. He serves as a member of the Boards of Directors of two additional public companies, and various committees of those Boards. Mr. Webb attended Southern Methodist University, is a Certified Public Accountant, and began his career with Peat, Marwick, Mitchell & Co. Mr. Webb is a “financial expert” as that term is defined in Section 407 of the Sarbanes-Oxley Act of 2002 and under the federal securities laws.

Each officer of Teletouch is appointed by the Board of Directors and holds his office(s) at the pleasure and discretion of the Board of Directors.

There are no material proceedings to which any director, director nominee, officer or affiliate of Teletouch, any owner of record or beneficially of more than five percent of any class of voting securities of Teletouch, or any associate of any such director, officer, affiliate or security holder is a party adverse to Teletouch or any of its subsidiaries or has a material interest adverse to Teletouch or any of its subsidiaries.

No director, officer or affiliate of Teletouch, any owner of record or any beneficial owner of more than five percent of any class of voting securities of Teletouch has, during the last five years (i) been convicted of any criminal proceeding (excluding traffic violations or similar misdemeanors) or (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, United States federal or state securities laws or finding any violations with respect to such laws. No family relationships exist by or between any director nominee.

Compliance With The Section 16(a) Beneficial Ownership Requirements

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of any publicly traded class of our equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the SEC and the American Stock Exchange. Officers, directors, and greater-than-ten-percent stockholders are required by the SEC’s regulation to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely upon a review of Forms 3 and Forms 4 furnished to Teletouch during the most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 2003 with the following exceptions: Although all filings have been made as of the date hereof, each of the following persons had one Form 4 filed after the required submission date, namely, Messrs. Webb (1 transaction), Crotty (1 transaction), Toh (3 transactions) and Ms. Ciallella (2 transactions) and Mr. McFarland (2 transactions) each had two Forms 4 filed after the required submission date.

The Board of Directors

The Board of Directors oversees the business affairs of Teletouch and monitors the performance of management. Pursuant to the Teletouch By-Laws, the Board of Directors has established that the Board of Directors shall consist of no less than three and no more than twelve members; currently the number of seats on the Board of Directors is six. The Board of Directors held three meetings during the fiscal year ended May 31, 2004. Mr. Toh and Ms. Ciallella attended fewer than seventy-five percent of the meetings of the Board of Directors or of the committee(s) on which he or she served. Mr. Toh and Ms. Ciallella each attended two of the three meetings held during the fiscal year.

Committees of The Board of Directors

Audit Committee. We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the audit committee are Susan Stranahan Ciallella (Chairperson), Marshall G. Webb and Henry Y.L. Toh. The Audit Committee held eleven meetings during the fiscal year ended May 31, 2004.

Compensation Committee. The members of the Compensation Committee are Henry Y.L. Toh (Chairman), Marshall G. Webb and Susan Stranahan Ciallella. During the fiscal year ended May 31, 2004, the compensation committee held two meetings.

Executive Committee. Robert M. McMurrey (Chairman), J. Kernan Crotty and Clifford E. McFarland are the members of the Executive Committee, which held no meetings during the fiscal year ended May 31, 2004.

Nominating Committee. The Nominating Committee was established during the current fiscal year so had no meetings during the fiscal year ended May 31, 2004. Its members are Henry Y.L. Toh (Chairman), Marshall G. Webb and Susan Stranahan Ciallella.

Audit Committee Financial Expert

The Board of Directors has determined that Marshall G. Webb is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act. As a financial expert, Mr. Webb has an understanding of GAAP and financial statements, experience in preparing or auditing financial statements of generally comparable companies; has applied such principles in connection with accounting for estimates, accruals and reserves; and has experience with internal accounting controls and an understanding of Audit Committee functions.

Code of Ethics

Teletouch has adopted a code of ethics that applies to its directors, officers and employees. The Code of Ethics was filed as Exhibit 14 to the Company’s Annual Report on Form 10-K.

Stockholder Communications with Directors.

The Board of Directors has adopted policies and procedures to facilitate written communications by stockholders to the Board. Persons wishing to write to the Board of Directors of Teletouch, or to a specified director or committee of the Board, should send correspondence to the Corporate Secretary at 110 North College, Suite 200, Tyler, Texas 75702. Electronic submissions of stockholder correspondence will not be accepted.

The Corporate Secretary will forward to the directors all communications that, in his or her judgment, are appropriate for consideration by the directors. Examples of communications that would not be appropriate for consideration by the directors include commercial solicitations and matters not relevant to the stockholders, to the functioning of the Board, or to the affairs of Teletouch. Any correspondence received that is addressed generically to the Board of Directors will be forwarded to the Chairman of the Board. If the Chairman of the Board is not an independent director, a copy will be sent to the Chairman of the Audit Committee as well.

Item 11. Executive Compensation

The following table sets forth the aggregate cash compensation paid for services rendered to Teletouch during the last three fiscal years by each person serving as Teletouch’s Chief Executive Officer and Teletouch’s most highly compensated executive officers serving as such as of May 31, 2004 whose compensation was in excess of $100,000 (“Named Executive Officers”).

	Annual Compensation				Long Term Compensation Awards
Name and Principal Position	Year	Salary($)	Bonus ($) (3)	Other Annual Compensation ($) (4)	Restricted Stock Awards ($) (5)	Securities Underlying Options/ SARs(#)
Robert M McMurrey; Chairman of the Board (1)	2004 2003 2002	75,000 29,463 —	— 50,000 100,000	— — —	— — —	— — —

J. Kernan Crotty, President, CFO (2)	2004 2003 2002	240,000 240,000 190,385	— 75,000 100,000	10,651 4,316 7,356	— — —	— 166,667 333,333

(1)	Mr. McMurrey was also Chief Executive Officer of Teletouch until February 2000. He ceased receiving a salary effective April 30, 2001. Beginning January 1, 2003, Mr. McMurrey began receiving a salary of $75,000 annually. In 2003, Mr. McMurrey was granted a bonus of $50,000 by the Compensation Committee in view of his substantial efforts in effecting the Company’s debt retirement activities. This bonus was paid in August 2003. In 2002, Mr. McMurrey was granted a bonus of $100,000 by the Compensation Committee in view of his substantial efforts in effecting the Company’s debt restructuring and equity recapitalization.

(2)	Mr. Crotty became President, Chief Operating Officer, and Chief Financial Officer in May 2001. In April 2002, Mr. Crotty entered into an employment agreement with the Company at an annual salary of $240,000 and he is entitled to receive yearly performance related bonus payments in the range of $50,000 - $100,000. Upon entering this employment agreement in April 2002, Mr. Crotty was paid a signing bonus of $38,000.
(3)	Unless otherwise indicated, bonuses shown were paid in the fiscal year following the year in which services were provided.
(4)	Represents contributions made by Teletouch pursuant to its 401(k) Plan.
(5)	The number and value of the aggregate restricted stock holdings as of the end of the last fiscal year for each of our Named Executive Officers were as follows: Mr. McFarland, 6,000 shares which are held by McFarland Grossman & Co. or $4,080; Robert McMurrey, 1,238,942 shares, of which 1,200,000 are held by Rainbow Resources, Inc. or $842,481; and Mr. Crotty, 49,000 shares or $33,320.

OPTION/SAR GRANTS IN LAST FISCAL YEAR (2004)

There were no options granted during the fiscal year ended May 31, 2004 for the named executive officers.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR; FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth certain information with respect to options exercised during the fiscal year ended May 31, 2004 by named executive officers and with respect to unexercised options held by such persons at the end of the fiscal year ended May 31, 2004.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#)		Value of Unexercised in the Money Options/SARs at FY-End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Robert M. McMurrey	—	—	16,666	0	$7,333	$—
J. Kernan Crotty	—	—	568,417	81,583	$225,101	$31,399

Compensation of Directors

Each director of Teletouch who is not a salaried officer or employee of Teletouch or of a subsidiary of Teletouch receives compensation for serving as a director and fees for attendance at meetings of the Board of Directors or of any committee appointed by the Board of Directors as determined by the Board of Directors from time to time. All non-employee non-affiliate directors are compensated at the rate of $22,000 annually. Teletouch’s policy is that every non-employee, non-affiliate director of Teletouch shall be paid $500 for attendance at meetings of the Board of Directors ($100 for telephonic attendance). Such amounts are in addition to reimbursement to such directors for out-of-pocket expenses related to meeting attendance.

The directors are also eligible to receive options under our stock option plans at the discretion of the Board of Directors. Under the Company’s 2002 Plan, all non-employee non-affiliate directors receive a one-time grant of options to purchase 10,000 shares of common stock upon election as a director plus an additional grant of 666 options on the first trading day of each year. There may be additional annual grants of options.

Employment Agreements

Crotty Employment Agreement. On April 1, 2002, the Company entered into a three-year Employment Agreement with J. Kernan Crotty, to serve as President, Chief Financial Officer, Chief Operating Officer and Assistant Secretary. The Employment Agreement may be renewed for one additional year, if the Company and Mr. Crotty so agree, no later than thirty days before the expiration of the initial term. On September 16, 2003, Teletouch and Mr. Crotty executed an Amended and Restated Employment Agreement for an initial term ending April 1, 2006, also renewable for one additional year, if the Company and Mr. Crotty so agree, no later than thirty days before the expiration of the initial term.

As compensation Mr. Crotty is paid a base salary of $240,000 per year. Subject to periodic review by the Board of Directors, and based on the Company’s earnings performance or meritorious performance of his duties, his salary may be increased. He will be entitled to receive yearly bonus payments in the target range of $50,000-$100,000, after the issuance of final audited financial statements. The Compensation Committee will consider actual operating performance compared to budgeted performance of the Company, EBITDA less capital expenditures, and other traditional and subjective performance criteria when determining the Annual Bonus. In addition to monetary compensation, Mr. Crotty’s employment benefits include disability, health and life insurance, sick leave, vacation and participation in the Company’s Section 401(k) retirement plan. On December 17, 2001, he was granted a ten-year non-qualified stock option to purchase 333,333 shares of the Company’s common stock, exercisable for $0.282 per share, which price was the average closing price for the twenty days preceding the date of grant. Vesting is pro rata daily over a three-year period commencing December 17, 2001.

On September 1, 2002, Mr. Crotty was granted a non-qualified option to purchase 166,667 shares of the Company’s common stock, exercisable for $0.333 per share, which price was the average closing price for the twenty days preceding the date of grant. Vesting is pro rata daily over a two-year period commencing September 1, 2002. In the event of a change of control (as defined in the Employment Agreement) or upon sale of substantially all of the assets of the Company or merger of the Company out of existence, vesting shall accelerate.

The Company may terminate his employment, upon written notice of (1) death; (2) disability, if the disability continues for 120 days in any year or 90 consecutive days; or (3) for cause. The Company may also terminate Mr. Crotty’s employment in the absence of cause for any reason provided that it pay his base salary through April 1, 2006 and a minimum severance bonus of the greater of $100,000 or the amount of the Annual Bonus pro rated for the portion of the year employed prior to termination. The Company has no obligation to pay a severance bonus if the Company’s reported EBITDA for the fiscal year is less than 75% of budgeted EBITDA for that fiscal year.

Mr. Crotty may voluntarily terminate his employment upon written notice of a good reason arrived at in good faith. All unvested options granted under his Employment Agreement shall immediately terminate and all vested options shall terminate in accordance with their terms. In the event of Mr. Crotty’s resignation of his employment,for good reason, as defined in the Employment Agreement, the Company shall pay a severance package the same as provided for involuntary termination without cause, with the same exceptions.

In the event of termination by the Company for the reasons set forth above, each of the Company and Mr. Crotty shall execute mutual releases of claims against each other prior to Mr. Crotty receiving any post-

termination payments. In addition, during the period of his employment, Mr. Crotty may not compete with the Company in any state in which it does business or within 100 miles of such states. However, if the Company fails to make its post-termination payments to him, the non-competition provisions, if any, will be suspended for that period.

Consulting and Other Arrangements

Clifford E. McFarland, a director of Teletouch, is President and a Managing Director of McFarland, Grossman & Company (MGCO). Mr. McFarland’s firm has provided services to Teletouch in connection with seeking additional financing to facilitate the Company’ efforts to retire its obligations with certain lenders as well as provide additional operating capital. In July 2003, the Company entered into an agreement with MGCO to raise funding to allow Teletouch to explore certain acquisition opportunities. During fiscal 2004, MGCO received $70,000 in remuneration from Teletouch for those services and as of May 31, 2004 this agreement has been cancelled.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows beneficial ownership of (1) each director and Named Executive Officer individually; (2) all executive officers and directors of Teletouch as a group; and (3) all persons known by Teletouch to be the beneficial owners of five percent or more of Teletouch common stock as of the close of business on September 24. As of September 24, 4,976,189 shares of Common Stock were issued and 4,546,980 shares of Common Stock were outstanding, 1,000,000 shares of Series C preferred stock were issued and outstanding.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned (1)	% of Common Shares Beneficially Owned
Robert M. McMurrey (2)(3)(5)(6)(7) 110 N. College, Suite 200 Tyler, TX 75702	1,255,608	27.5%

Rainbow Resources, Inc. (5) 110 N. College, Suite 200 Tyler, TX 75702	1,200,000	26.4%

J. Kernan Crotty (2)(3)(4) 110 N. College, Suite 200 Tyler, TX 75702	693,216	13.4%

John C. Maggart (8) 201 Fourth Avenue North 11th Floor Nashville, TN 37219	267,523	5.9%

Clifford E. McFarland (3)(9) McFarland, Grossman & Co. 9821 Katy Freeway, Suite 500 Houston, TX 77024	19,996	*

Henry Y.L. Toh (3)(10) 1111 Hermann Drive, Unit 6E Houston, TX 77004	11,332	*

Marshall G. Webb (3)(10) 6110 Inwood Houston, TX 77057	11,332	*

Susan Stranahan Ciallella (3)(10) Dilworth Paxson, LLP 1735 Market Street, 32nd Floor Philadelphia, PA 19103	10,666	*

TLL Partners, L.L.C. (6) 110 N. College, Suite 200 Tyler, TX 75702	0	—%

Progressive Concepts Communications, Inc. (7) 5718 Airport Freeway Fort Worth, TX 76107	0	—%

All Executive Officers & Directors as a Group (6 Persons)	2,002,150	38.1%

*	Indicates less than 1.0%.

(1)	Unless otherwise noted in these footnotes, Teletouch believes that all shares referenced in this table are owned of record by each person named as beneficial owner and that each person has sole voting and dispositive power with respect to the shares of common stock owned by each of them. In accordance with Rule 13d-3, each person’s percentage ownership is determined by assuming that the options or convertible securities that are held by that person, and which are exercisable within 60 days, have been exercised or converted, as the case may be.
(2)	Executive Officer
(3)	Director
(4)	Includes 635,997 shares of common stock underlying stock options granted to Mr. Crotty.
(5)	Mr. McMurrey has voting and dispositive power over all Teletouch securities owned by Rainbow Resources, Inc. (“RRI”). The figures for Mr. McMurrey include the 1,200,000 shares held of record by RRI. Also includes 16,666 shares which may be acquired upon exercise of an option granted to Mr. McMurrey. Does not include 44,000,000 shares of common stock issuable upon the conversion of 1,000,000 shares of Series C Preferred Stock held by TLL Partners, a wholly-owned subsidiary of Progressive Concepts Communications Inc. (“PCCI”); Mr. McMurrey is the controlling person of PCCI by virtue of his being its majority stockholder over which entity Mr. McMurrey exercises control. The terms of Series C Preferred Stock state that it cannot be exercised or converted into the common shares until May 15, 2005.
(6)	As of the September 24, 2004, TLL Partners does not beneficially own any shares of Teletouch. Mr. McMurrey has voting and dispositive power over all Teletouch securities owned by RRI and TLL Partners. The principal business of TLL Partners is to act as a holding company for investment in Teletouch securities. TLL Partners is a wholly-owned subsidiary of PCCI; Mr. McMurrey is the controlling person of PCCI by virtue of his being its majority stockholder. Number and percentage of common shares beneficially owned by TLL Partners assuming the issuance of 44,000,000 shares of common stock upon the conversion of 1,000,000 shares of Series C Preferred Stock held by TLL Partners would be 44,000,000 or 90.6%, respectively.
(7)	As of the September 24, 2004, PCCI does not beneficially own any shares of Teletouch. PCCI is the parent holding company of its wholly-owned subsidiaries, Progressive Concepts, Inc. (PCI) and TLL Partners. Mr. McMurrey is the controlling person of PCCI by virtue of his being its majority stockholder. TLL Partners is a wholly-owned subsidiary of PCCI; Mr. McMurrey is the controlling person of PCCI by virtue of his being its majority stockholder. The number and percentage of common shares beneficially owned by PCCI assuming the issuance of 44,000,000 shares of common stock upon the conversion of 1,000,000 shares of Series C Preferred Stock held by TLL Partners would be 44,000,000 or 90.6%, respectively.
(8)	Includes a total of 94,302 common shares that are held in three individual trusts for which Mr. John C. Maggart is the trustee. Also includes 173,221 common shares individually held by Mr. Maggart as of the Record Date. Further, Mr. Maggart holds warrants to purchase additional 500,000 shares of the Teletouch common stock. The terms of the warrant state that it cannot be exercised or converted into the common shares until May 15, 2005.
(9)	Includes 13,996 shares underlying stock options granted to Mr. McFarland and 12,000 shares registered in the name of McFarland, Grossman & Co. (MGCO), of which Mr. McFarland is the

President and a director. Such 12,000 shares are held by MGCO for the benefit of another entity of which Mr. McFarland is a 50% owner. Mr. McFarland disclaims ownership of 6,000 of such shares. Does not include securities owned by TLL Partners; Mr. McFarland owns a minority interest in PCCI, the indirect parent of the Company, which is also the parent of TLL Partners.

(10)	Represents shares underlying stock options.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes information as of May 31, 2004, about the Company’s outstanding stock options and shares of Common Stock reserved for future issuance under the Company’s existing equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in col. (a))
Equity compensation plans approved by security holders(1)	937,487	$0.44	10,062,513
Equity compensation plans not approved by security holders	—	—	—
Totals	937,487	$0.44	10,062,513

(1)	The equity compensation plans approved by security holders are the 1994 Stock Option and Appreciation Rights Plan and the 2002 Stock Option and Appreciation Rights Plan.

Item 13. Certain Relationships and Related Transactions

See Item 11. “Employment Agreements” and “Consulting and Other Arrangements” for descriptions of the terms of employment and consulting agreements between Teletouch and certain officers, directors and other related parties.

Item 14. Principal Accountant Fees and Services

The accounting firm of BDO Seidman LLP (BDO) was the Company’s independent accounting firm during the fiscal year ended May 31, 2004.

Audit fees. For the fiscal year ended May 31, 2004 Teletouch paid to BDO audit fees of approximately $49,378, billed for professional services rendered during reviews of the financial statements included in Teletouch’s financial statements included in its quarterly filings on Form 10-Q for the respective period.

Audit-related fees. For the fiscal year ended May 31, 2004 Teletouch paid to BDO fees of approximately $14,360, billed for assurance and related services by the Company’s auditors that are reasonably related to the performance of the review of the Company’s financial statements included in the Company’s financial statements included in its quarterly filings on Form 10-Q for the respective periods. The services thus provided by the Company’s auditors during fiscal 2004 included fees and expenses related to accounting consultations related to the asset purchase from Delta Communications, the issuance of the Streamwaves Note, and general ledger system conversion.

Tax fees. For the fiscal year ended May 31, 2004, Teletouch paid to BDO fees of approximately $17,000, billed for tax compliance, tax advice and tax planning. The services thus provided by Teletouch’s auditors during fiscal 2004 included state and local tax consultation and compilation services.

All other fees. There were no fees billed or rendered by BDO for other services for the fiscal year ended May 31, 2004.

The accounting firm of Ernst & Young LLP (E&Y) was the Company’s independent accounting firm during the fiscal year ended May 31, 2003.

Audit fees. For the fiscal year ended May 31, 2003 Teletouch paid to E&Y audit fees of approximately $173,325, billed for professional services rendered for the audit of Teletouch’s annual financial statements for the fiscal year ended May 31, 2003 and the reviews of the financial statements included in Teletouch’s financial statements included in its quarterly filings on Form 10-Q for the respective period.

Audit-related fees. For the fiscal year ended May 31, 2003 Teletouch paid to E&Y fees of approximately $77,600 billed for assurance and related services by the Company’s auditors that are reasonably related to the performance of the audit of Teletouch’s annual financial statements for the fiscal year ended May 31, 2003 or reviews of the Company’s financial statements included in the Company’s quarterly filings on Form 10-Q for the respective period. The services thus provided by the Company’s auditors during fiscal 2003 included fees and expenses related to accounting consultations related to the Company’s store closings, fixed asset write-off, and general ledger system conversion.

Tax fees. For the fiscal year ended May 31, 2003, Teletouch paid to E&Y fees of approximately $56,250 billed for tax compliance, tax advice and tax planning. The services thus provided by Teletouch’s auditors during fiscal 2003 included state and local tax consultation and compilation services.

All other fees. There were no fees billed or rendered by E&Y for other services for the fiscal year ended May 31, 2003.

Audit Committee Pre-Approval of Audit and Non-Audit Services

The Audit Committee pre-approves all audit and permissible non-audit services provided to the Company by the independent auditor. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted policies and procedures for the pre-approval of services provided by the independent auditor. Such policies and procedures provide that management and the independent auditor shall jointly submit to the Audit Committee a schedule of audit and non-audit services for approval as part of the Annual Plan for each fiscal year. In addition, the policies and procedures provide that the Audit Committee may also pre-approve particular services not in the Annual Plan on a case-by-case basis. Management must provide a detailed description of each proposed service and the projected fees and costs (or a range of such fees and costs) for the service. The policies and procedures require management and the independent auditor to provide quarterly updates to the Audit Committee regarding services rendered to date and services yet to be performed.

As permitted under the Sarbanes-Oxley Act of 2002, the Audit Committee may delegate pre-approval authority to one or more of its members, for audit and non-audit services to a subcommittee consisting of one or more members of the Audit Committee. Any service pre-approved by a delegatee must be reported to the Audit Committee at the next scheduled quarterly meeting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 28, 2004.

TELETOUCH COMMUNICATIONS, INC.

By:	/s/ Robert M. McMurrey
Robert M. McMurrey, Chairman

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert M. McMurrey Robert M. McMurrey	Chairman of the Board	September 28, 2004

/s/ J. Kernan Crotty J. Kernan Crotty	President, Chief Financial Officer, principal executive officer and principal financial officer, Director	September 28, 2004

/s/ Clifford E. McFarland Clifford E. McFarland	Director	September 28, 2004

/s/ Henry Y.L. Toh	Director	September 28, 2004
Henry Y.L. Toh

/s/ Marshall G. Webb	Director	September 28, 2004
Marshall G. Webb

/s/ Susan Stranahan Ciallella Susan Stranahan Ciallella	Director	September 28, 2004