Form 10-Q
period 2004-08-31
TELETOUCH COMMUNICATIONS INC
filed 2004-10-14
CIK 928659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2004

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

Common Stock, $.001 par value – 4,546,980 shares outstanding as of October 6, 2004

TELETOUCH COMMUNICATIONS, INC.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

ASSETS

	August 31, 2004	May 31, 2004
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$575	$72
Accounts receivable, net of allowance of $179 in fiscal 2005 and $180 in fiscal 2004	1,420	1,585
Accounts receivable – related party	3	5
Inventories, net of reserve of $470 in fiscal 2005 and $421 in fiscal 2004	2,176	2,273
Deferred income tax assets	140	174
Note receivable	—	256
Prepaid expenses and other current assets	407	402

	4,721	4,767

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $15,230 in fiscal 2005 and $14,976 in fiscal 2004	8,032	8,622
GOODWILL, INTANGIBLES AND OTHER ASSETS:
Goodwill.	922	883
Subscriber bases.	225	225
FCC licenses.	103	103
Non-compete agreements.	95	95
Internally developed software	188	185
Accumulated amortization	(205)	(176)

	1,328	1,315

DEFERRED INCOME TAXES	25	—

	$14,106	$14,704

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – (Continued)

(In thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	August 31, 2004	May 31, 2004
	(unaudited)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,534	$2,859
Accounts payable – related party	1	5
Current portion of long-term debt	57	45
Current portion of redeemable common stock payable	369	280
Current portion of unearned sale/leaseback profit	418	418
Deferred revenue	939	678

	4,318	4,285

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	214	448
Redeemable common stock purchase warrants	1,837	1,757
Redeemable common stock payable, net of current portion	241	326
Unearned sale/leaseback profit, net of current portion	958	1,064
Deferred income taxes	—	22

	3,250	3,617

TOTAL LIABILITIES	7,568	7,902

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Series A cumulative convertible preferred stock, $.001 par value, 15,000 shares authorized and 0 shares issued and outstanding in fiscal 2005 and fiscal 2004	—	—
Series B convertible preferred stock, $.001 par value, 411,457 shares authorized and 0 shares issued and outstanding in fiscal 2005 and fiscal 2004	—	—
Series C convertible preferred stock, $.001 par value, 1,000,000 shares authorized, issued and outstanding in fiscal 2005 and fiscal 2004	1	1
Common stock, $.001 par value, 70,000,000 shares authorized, 4,976,189 shares issued in fiscal 2005 and fiscal 2004	5	5
Treasury stock, 429,209 shares held in fiscal 2005 and fiscal 2004	(185)	(185)
Additional paid-in capital	26,860	26,902
Accumulated deficit	(20,143)	(19,921)

	6,538	6,802

	$14,106	$14,704

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except shares and per share amounts)

(Unaudited)

	Three Months Ended August 31,
	2004	2003
Service, rent, and maintenance revenue	$5,342	$6,177
Product sales revenue	1,103	772

Total revenues	6,445	6,949
Net book value of products sold	(998)	(611)

	5,447	6,338

Costs and expenses:
Operating	2,782	2,810
Selling	489	543
General and administrative	1,482	1,723
Depreciation and amortization	905	995
Loss (gain) on disposal of assets	(54)	12

Total costs and expenses	5,604	6,083

Operating income (loss)	(157)	255

Interest expense, net	(103)	(94)

Net income (loss) before income taxes	(260)	161
Income tax expense (benefit)	(38)	57

Net income (loss)	$(222)	$104

Basic net income (loss) per common share	$(0.05)	$0.00

Diluted net income (loss) per common share	$(0.05)	$0.00

Basic weighted average common shares outstanding	4,546,980	48,546,980

Diluted weighted average common shares outstanding	4,546,980	55,233,937

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	August 31, 2004	August 31, 2003
Operating Activities:
Net income (loss)	$(222)	$104
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	904	995
Non-cash compensation expense	(42)	111
Non-cash interest expense	84	67
Provision for losses on accounts receivable	36	76
(Gain)/loss on disposal of assets	(54)	12
Amortization of unearned sale/leaseback profit	(106)	(106)
Deferred income taxes	(13)	33
Changes in operating assets and liabilities:
Accounts receivable	120	244
Inventories	238	129
Prepaid expenses and other assets	(6)	(75)
Accounts payable and accrued expenses	(325)	(724)
Deferred revenue	261	227

Net cash provided by operating activities	875	1,093

Investing Activities:
Capital expenditures, including pagers	(439)	(680)
Intangible assets	(3)	—
Net proceeds from sale of assets	66	39

Net cash used in investing activities	(376)	(641)

Financing Activities:
Increase in short-term debt, net	—	(109)
Proceeds from borrowings	10	46
Payments on long-term debt	(6)	(450)

Net cash provided (used) in financing activities	4	(513)

Net increase (decrease) in cash and cash equivalents	503	(61)
Cash and cash equivalents at beginning of period	72	688

Cash and cash equivalents at end of period	$575	$627

Supplemental Cash Flow Data:
Interest paid	$19	$27

Income taxes paid	$—	$571

Non-Cash Investing and Financing Activities:
Purchase Price Adjustment – Delta Communications, Inc.	$43	$—

Exchange of Note Receivable for Note Payable	$258	$—

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated financial statements include the consolidated accounts of Teletouch Communications, Inc. and our wholly-owned subsidiaries (collectively, the “Company” or “Teletouch”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of financial position, results of operations and cash flows for the interim periods presented have been made. The results of operations for the three-months ended August 31, 2004, are not necessarily indicative of the results to be expected for the full year.

Some information and footnote disclosures normally included in financial statements or notes thereto prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. We believe, however, that our disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Teletouch’s 2004 Annual Report on Form 10-K.

Reclassifications: Certain reclassifications were made to the prior period financial statements to conform to the current period financial statement presentation. Specifically, loss on disposal of assets was reclassed from other expense to costs and expenses in the consolidated statements of operations for all periods presented. These reclassifications did not have an impact on the Company’s previously reported financial position or net income (loss) applicable to common shareholders.

The Company issued 1,000,000 shares of Series C Preferred Stock and 6,000,000 warrants to purchase common stock in November 2002 as an exchange for the outstanding Series A and B Preferred Stock. The Series C Preferred stock was included in the dilutive earnings per share calculation in 2003. Per the Series C Preferred Stock agreement the holders have the right to participate with common stockholders on an as-if converted basis. As such, the Company should have included the dilutive common shares underlying the Series C Preferred Stock in the basic earnings per share calculation for the three-months ended August 31, 2003 in accordance with EITF Topic D-95. The effect of this change reduced basic earnings per share from $0.02 to $0.00 for the quarter ended August 31, 2003.

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

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the fair value-based method had been applied to all outstanding awards in each period (in thousands except per share amounts):

	Three months ended August 31,
	2004	2003
Net income (loss)	$(222)	$104

Plus stock-based employee compensation expense included in reported net income (loss), net of related tax effects	(27)	69
Less total stock-based employee compensation determined under fair-value-based method, net of related tax effects	(5)	(13)

Pro forma net income (loss)	$(254)	$160

Pro forma earnings (loss) per share:

Basic	$(0.06)	$0.00

Diluted	$(0.06)	$0.00

NOTE C – EARNINGS PER SHARE

Basic earnings (loss) per share is determined by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share amounts are similarly computed, but include the effect, when dilutive, of the Company’s weighted average number of stock options outstanding and the average number of common shares that would be issuable upon conversion of the Company’s convertible preferred securities and the exercise of the Company’s common stock purchase warrants. Potentially dilutive securities have not been considered in the computation of loss per share for the quarter ended August 31, 2004 because the effect would be antidilutive.

Earnings (loss) per share amounts are calculated as follows (in thousands except per share amounts):

	Three Months Ended August 31,
	2004	2003
Net income (loss) applicable to common shareholders – basic	$(222)	$104
Plus accretion on redeemable common stock purchase warrants	—	67

Net income (loss) applicable to common shareholders – diluted	$(222)	$171

Average shares outstanding:
Common stock	4,547	4,547
Series C Preferred Stock	—	44,000

Basic shares outstanding	4,547	48,547
Effect of dilutive securities:
Stock options	—	658
Common stock purchase warrants	—	6,029

Diluted shares outstanding	4,547	55,234

Earnings per Share:
Basic	$(0.05)	$0.00

Diluted	$(0.05)	$0.00

The Company issued 1,000,000 shares of Series C Preferred Stock and 6,000,000 warrants to purchase common stock in November 2002 as an exchange for the outstanding Series A and B Preferred Stock. The Series C Preferred Stock was included in the dilutive earnings per share calculation in 2003. Per the Series C Preferred Stock agreement the holders have the right to participate with common stockholders on an as-if converted basis. As such, the Company should have included the dilutive common shares underlying the Series C Preferred Stock in the basic earnings per share calculation for 2003 in accordance with EITF Topic D-95. The effect of this change reduced basic earnings per share from $0.02 to $0.00 for the quarter ended August 31, 2003.

For the three months ended August 31, 2004, 1,000,000 shares of Series C preferred stock convertible into 44,000,000 shares of common stock, 6,000,000 common stock purchase warrants exercisable at $.01 and stock options to purchase 1,442,487 shares of common stock at exercise prices ranging from $.18 to $3.375 per share were outstanding, but were not included in the computation of dilutive earnings per share due to their antidilutive effect.

NOTE D – LIQUIDITY, RISKS AND OTHER IMPORTANT FACTORS

Based on current and anticipated levels of operations, the Company’s management anticipates that net cash provided by operating activities, together with the $0.6 million of cash on hand and borrowings available under its existing credit facilities at August 31, 2004, will be adequate to meet its anticipated cash requirements for the foreseeable future. Revenues from the Company’s telemetry product lines have continued to be insignificant during the quarter ended August 31, 2004 and management expects that revenues from the telemetry product line will continue to be insignificant through at least the second quarter of fiscal 2005 due to the level of activity and qualified sales leads as well as the progress of the various customer evaluations that are underway.

Because the Company’s new revenue initiatives have been slow to develop, management is currently evaluating restructuring its operations to eliminate certain expenses to help the Company meet its cash requirements for the remainder of fiscal 2005. The Company can provide no assurances that reductions in its operating costs will be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on acceptable terms.

Teletouch believes that future fluctuations in its revenues and operating results may occur due to many factors, particularly the decreased demand for its messaging services. If the rate of decline of messaging units in service exceeds the Company’s expectations, its revenues will be negatively impacted, and such impact could be material. The Company’s plan to reduce operating expenses may also negatively impact revenues as customers may experience a reduction in the level of customer service in certain areas. The Company may be unable to adjust spending in a timely manner to compensate for any future revenue shortfall. It is possible that, due to these fluctuations, Teletouch’s revenue or operating results may not meet the expectations of investors and creditors, which could impair the value of its equity securities and / or lessen the availability of its credit facilities.

NOTE E – NOTE RECEIVABLE

On June 20, 2004, Teletouch assigned its interest in a promissory note, due from Streamwaves.com, to TLL Partners, an entity controlled by Robert McMurrey, Chairman of Teletouch. Consideration paid by TLL Partners equaled $257,778, the full value of the Streamwaves Note and interest accrued through June 20, 2004. Payment of the note was in the form of a reduction in the amount due on the TLL Note held by TLL Partners.

NOTE F – SHORT-TERM DEBT

The Company currently has no borrowings outstanding under its Multiple Advance Promissory Note (“MAP Note”) with First Community Financial Corporation (“FCFC”). Under the terms of the MAP Note, the Company is required to comply with certain financial covenants on a monthly basis. Failure to maintain compliance with these covenants is an event of default as defined under FCFC Security Agreement. During the first quarter of fiscal 2005, the Company was unable to maintain compliance with certain financial covenants in the MAP Note for the month of August 2004 but did maintain compliance with the financial covenants for the months of June and July 2004. The Company did receive a waiver of these covenants for August, which allowed the Company to remain in good standing under the terms of the MAP Note for the quarter ending August 31, 2004.

NOTE G – PROVISION FOR LEASE ABANDONMENT AND OTHER COSTS

The following table provides a rollforward of the Company’s liability for future lease payments related to previously closed stores for the three months ended August 31, 2004 (in thousands):

Future Lease Payments
Balance at May 31, 2004	$113
Change in estimate	(7)
Cash outlay	(35)

Balance at August 31, 2004	$71

As of August 31, 2004, the remaining amount of $71,000 is expected to be paid through 2005. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates.

NOTE H – INCOME TAXES

The effective benefit tax rate is 15% for the three months ended August 31, 2004, primarily a result of the interest expense related to the redeemable common stock warrants being non-deductible for tax purposes. The Company made no cash payments for estimated federal income taxes during the quarter ended August 31, 2004.

NOTE I – RELATED PARTY TRANSACTIONS

The Company had certain related party sales during the three months ended August 31, 2004 and August 31, 2003 to Progressive Concepts, Inc. (PCI) a company controlled by Robert McMurrey, Teletouch’s Chairman. During the three months ended August 31, 2004 and 2003, Teletouch recognized approximately $7,500 and $4,000 respectively in revenue and $0 and $1,200 in gross margin respectively on the sales of pagers and service to PCI. Additionally, the Company purchased cellular equipment from this related party during the three months ended August 31, 2004 and 2003 totaling approximately $4,300 and $3,400, respectively. The Company has negotiated purchase prices with PCI on cellular equipment equaling cost plus 5%. For the three months ended August 31, 2004 and 2003, Teletouch also recognized expenses of $90,000 and $90,000 respectively for costs related to the outsourcing of the Company’s answering service center operations to PCI.

NOTE J – SHAREHOLDERS’ EQUITY

Redeemable Common Stock Payable: On January 29, 2004, Teletouch acquired substantially all of the two-way radio assets of DCAE, Inc. d/b/a Delta Communications, Inc. (“Delta”), and in conjunction, the Company deferred the issuance of 640,000 shares of Teletouch’s common stock subject to certain reductions specified in the asset purchase agreement, between Teletouch and Delta, that cannot exceed 100,000 shares of common stock. This obligation is payable on February 15, 2005 at which time up to 640,000 restricted shares of common stock will be issued. The shares of common stock to be issued contain a put option allowing the holder to sell 25% of the remaining shares held each quarter, beginning February 28, 2005, back to the company at a specified price as follows:

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

NOTE K – ACQUISITIONS

On May 20, 2004, Teletouch acquired substantially all of the paging assets of Preferred Networks, Inc. (“PNI”), a corporation headquartered in Atlanta, Georgia. These assets were acquired out of bankruptcy and consisted of two distinct paging networks, one in the Southeast and one in the Northeast United States. The total purchase price for the assets of PNI was approximately $257,000. In a concurrent transaction, Teletouch sold the paging network and the associated paging subscribers in the Northeast for $155,000. During the quarter ended August 31, 2004, the Company sold certain excess paging infrastructure equipment acquired from PNI for $55,000. The net result of the asset purchase and sale transactions by Teletouch involving the PNI assets was that Teletouch retained all of the paging infrastructure in the Southeast, primarily around Atlanta, Georgia and the associated paging subscribers. The results of operations of the acquisition, which are immaterial to the consolidated operations, are included with that of the Company from the date of closing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to financial condition, results of operations, cash flows, financing plans, business strategies, operating efficiencies or synergies, capital and other expenditures, network upgrades, competitive positions, availability of capital, growth opportunities for existing and new products and services, our acquisition and growth strategy, benefits from new technologies, availability and deployment of new technologies, plans and objectives of management, and other matters.

Statements in this document that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “project,” “intend,” “expect,” “believe,” “plan,” and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. Any Form 10-K, Annual Report to Shareholders, Form 10-Q or Form 8-K of Teletouch may include forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements have been made and may in the future be made by or on behalf of Teletouch, including with respect to the matters referred to above. These forward-looking statements are necessarily estimates, reflecting the best judgment of senior management that rely on a number of assumptions concerning future events, many of which are outside of our control, and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this document. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, without limitation:

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

Teletouch is a leading provider of wireless telecommunications services, primarily paging services, in non-major metropolitan areas and communities in the southeast United States. As of August 31, 2004, the Company had approximately 179,000 pagers in service. The Company derives the majority of its revenues from fixed, periodic fees, not dependent on usage, charged to subscribers for paging services. As long as a subscriber remains on service, operating results benefit from the recurring payments of the fixed, periodic fees without incurring additional selling expenses or other fixed costs.

The Company continues to follow its overall business strategy of minimizing the level of customer attrition while attempting to develop new revenue streams from telemetry products to minimize the impact of the loss in recurring revenues from its declining paging subscriber base. The Company’s successful recapitalization of its debt and certain equity securities during fiscal 2002 and the restructuring of its operations during fiscal 2003 and 2004 has allowed the Company to be able to generate sufficient cash flows to meet its capital needs for the previous two fiscal years. In order for the Company to continue to generate sufficient cash flow to meet its operating and capital needs during the remainder of fiscal 2005 management believes it may become necessary to restructure its operations and reduce certain operating expenses if significant revenues are not recognized from the telemetry products during the next three months. During the first quarter of fiscal 2005 revenues from the telemetry business were less than forecast and currently management is less than optimistic that the revenues from the telemetry business will meet expectations during the second quarter based on level of active and qualified sales leads as well as the progress of the various customer evaluations that are underway.

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

RESULTS OF OPERATIONS

The following table presents certain items from the Company’s consolidated statements of operations and certain other information for the periods indicated (in thousands, except pagers and per share amounts):

	Three Months Ended August 31,
	2004	2003
Service, rent and maintenance revenue	$5,342	$6,177
Product sales revenue	1,103	772

Total revenues	6,445	6,949
Net book value of products sold	(998)	(611)

	$5,447	$6,338

Operating expenses	$5,604	$6,083

Operating income (loss)	$(157)	$255

Net income (loss)	$(222)	$104

Net income (loss) per to common share:

Basic net income (loss) per common share	$(0.05)	$0.00

Diluted net income (loss) per common share	$(0.05)	$0.00

Pagers in service at end of period	179,151	207,171

Results of Operations for the Three Months ended August 31, 2004 and 2003

Total revenue: The changes in Teletouch’s total revenue are shown in the table below:

	Three Months Ended August 31,
	2004	2003	Change
Service, rent and maintenance revenue	$5,342	$6,177	$(835)
Product sales revenue	1,103	772	331

Gross Revenue	$6,445	$6,949	$(504)

Service, rent and maintenance revenue: Service, rent and maintenance revenues declined due to losses in paging and messaging revenues of $0.8 million for the three months ended August 31, 2004 compared to the same period in fiscal 2004. This resulted from fewer pagers in service and lower demand for one-way paging. Pagers in service decreased to approximately 179,200 as of August 31, 2004 as compared to approximately 207,400 as of August 31, 2003, due to a continuing decline in the demand for one-way paging service.

As discussed earlier, demand for one-way paging services has declined over the past several years and Teletouch anticipates that it will continue to decline for the foreseeable future, which will result in reductions in service, rent and maintenance revenues due to the lower volume of subscribers.

Teletouch continues to strive to develop new products and services that could partially offset the loss in paging subscribers and the related recurring revenues. To date, the revenues generated by the Company’s new telemetry products have offset only an insignificant portion of the decline in paging revenues. The Company continues to be able to generate sufficient cash to operate the business as a result of certain cost saving measures it has implemented over the past several years. Because revenues from its new telemetry products have not increased significantly, the Company is currently evaluating restructuring its operations to reduce expenses to offset some of the continuing paging revenue deterioration and ensure sufficient cash to operate the business during the remainder of fiscal 2005. If additional funds are needed to operate the business in fiscal 2005 beyond cash flows from operations, the Company has an additional $2.0 million available under a lending arrangement with TLL Partners, a company controlled by Robert McMurrey, Chairman of the Board of Teletouch as well as a revolving line of credit with First Community Financial Corporation with borrowings available up to $2.0 million based primarily on the Company’s eligible accounts receivable. The Company will be implementing certain programs during fiscal 2005 in an attempt to stabilize its current paging subscriber base and reduce the cost of supporting these customers. Some areas of focus include: more aggressive customer retention efforts, pricing strategies to combat the increasingly competitive paging market and locating strategic paging carrier partners to share in the relatively fixed network costs of the paging infrastructure.

Product sales revenue: The increase in product sales revenues was due primarily to Two-Way equipment sales attributable to certain sales contracts received as a result of the release of federal grant monies under the Homeland Security programs which allow city, county, and local emergency response entities to upgrade their communications equipment.

Total costs and expenses: The changes in Teletouch’s total costs and expenses are shown in the table below (in thousands):

	Three Months Ended August 31,
	2004	2003	Change
Operating expense	$2,782	$2,810	$(28)
Selling expense	489	543	(54)
General and administrative expense	1,482	1,723	(241)

Operating, selling and general and administrative expense	$4,753	$5,076	$(323)

% of total revenue	74%	73%

Depreciation and amortization	905	995	(90)
(Gain) loss on disposal of assets	(54)	12	(66)

Total costs and expenses	$5,604	$6,083	$(479)

Operating, selling and general and administrative expenses: Operating, selling and general and administrative expense consist of the following significant items (in thousands):

	Three Months Ended August 31,
	2004	% of Revenue	2003	% of Revenue	Change
Tower lease expense	$733	11%	$566	8%	$167
Third party airtime and network telco costs	636	10%	768	11%	(132)
Salaries and other personnel expense	1,950	30%	2,052	30%	(102)
Office expense	325	5%	367	5%	(42)
Professional fees	277	4%	295	4%	(18)
Stock-based compensation expense	(41)	0%	111	2%	(152)
Other expenses	873	14%	917	13%	(44)

Operating, selling and general and administrative expense	$4,753	74%	$5,076	73%	$(323)

•	The increase in tower lease expense is primarily the result of additional tower leases entered into or assumed by the Company as a result of the acquisition of substantially all the assets of Delta Communications, Inc. and Preferred Networks, Inc. in fiscal 2004.

•	The decrease in third party airtime and network telco costs is due primarily to better rates negotiated by the Company and to a lesser extent by a reduction in paging subscribers.

•	The decrease in salaries and other personnel expense and office expense reflects the effects of closing substantially all of the Company’s retail stores during fiscal 2003 and 2004 and a reduction in the number of service centers remaining open.

•	Stock-based compensation expense declined due to a decrease in the market price of the Company’s stock. The Company records compensation expense and reduction of previously recorded compensation expense associated with some repriced options in accordance with the Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”.

Operating costs as a percentage of total revenue have increased while the Company’s paging subscriber base continues to decline for the three months ended August 31, 2004 as compared to the same period in fiscal year 2004. The Company has a relatively fixed cost structure related to maintaining its paging network which includes rental of tower space or other fixed location space for its transmitting equipment, telecommunication charges to connect its paging network, and repair and maintenance costs. As paging subscribers and the related recurring revenues continue to decline, operating expenses as a percentage of total revenue will continue to increase unless the Company is able to generate sufficient revenue growth in its other product and service offerings or it restructures its operations again to reduce its operational costs. Restructuring of the Company’s operations will be difficult as the personnel and facilities costs have been reduced to a level that the Company’s management believes that further reductions in these areas may have some negative impact on revenues due to a potential impairment in Teletouch’s ability to service its existing customers. Management is currently evaluating the risks of reducing certain operating costs and will only execute such a restructuring plan if it can reasonably conclude that there will be a positive net impact to the Company’s profitability. Although no restructuring plans have been formalized by the Company it is currently evaluating the profitability of each of its paging systems throughout the Southeast United States. If the revenues on a system were to decline to the point that the system was unprofitable, the Company would be forced to consider its alternatives, which could include shutting that system down and forfeiting the revenues associated unless it was able to convert those customers to another compatible system.

Depreciation and amortization: The decline in depreciation and amortization expense is due the continued effort of the Company to purchase equipment only as necessary to maintain the paging infrastructure and an adequate supply of pagers to lease to customers as well as the aging of the existing capital assets.

(Gain) loss on disposal of assets: The Company sold certain excess paging infrastructure equipment acquired from an asset acquisition completed in May 2004 resulting in a gain for the quarter ended August 31, 2004.

Income taxes: The effective benefit tax rate is 15% for the three months ended August 31, 2004, primarily a result of the interest expense related to the redeemable common stock warrants being non-deductible for tax purposes. The Company made no cash payments for estimated federal income taxes during the quarter ended August 31, 2004.

FINANCIAL CONDITION

Teletouch’s cash balance was $0.6 million as of August 31, 2004 as compared to $0.1 million at May 31, 2004. Cash provided by operating activities decreased to $0.9 million for the three months ended August 31, 2004 from $1.1 million for the three months ended August 31, 2003. The decrease in cash provided by operations during the three months ended August 31, 2004 is primarily due to the continued decline in paging and messaging service revenue. The Company expects that cash flow provided from operations, together with the Company’s existing credit facilities, will be sufficient to fund its working capital needs during the remainder of fiscal 2005. The Company is currently evaluating restructuring its operations to reduce operating expenses to help ensure that it is able to meet its operating cash requirements during the remainder of the year.

Teletouch’s operations require capital investment to purchase inventory for lease to customers and to acquire paging infrastructure equipment to support the Company’s growth. Net capital expenditures, including pagers, were $0.4 million and $0.7 million for the first three months of fiscal years 2005 and 2004, respectively. Teletouch anticipates capital expenditures to remain fairly constant during the remainder of fiscal 2005 which will result in total capital expenditures declining as compared to fiscal 2004 as the Company plans to only replace necessary equipment to maintain the paging infrastructure while continuing to purchase an adequate supply of pagers to lease to customers. Teletouch expects to pay for these expenditures with cash generated from operations.

Under the Company’s credit agreement with TLL Partners, the Company has available borrowings of up to $2.0 million. Under this credit facility, $0.1 million was funded as of August 31, 2004.

Under the Company’s credit agreement with First Community Financial Corporation, the Company has available borrowings of up to $2.0 million which is dependent on the Company’s borrowing base primarily consisting of accounts receivable at any point in time. During the month of August 2004, the Company’s average available borrowings was $0.7 million. Under this credit facility, $0.0 million was funded as of August 31, 2004.

During the first quarter of fiscal 2005, the Company was unable to maintain compliance with certain financial covenants under the FCFC loan agreement but these covenants were waived by FCFC to allow the Company to remain in good standing for this period. The FCFC loan agreement is a revolving line of credit that the Company has utilized during the first quarter to bridge the timing of the receipt of customer payments with its operating cash outflows. As of August 31, 2004, $0.0 was funded under this agreement. Effective February 1, 2004, the Company negotiated an extension of its loan agreement with FCFC through May 1, 2005 which included modifications to certain of the financial covenants in the agreement. These modifications are intended to make it easier for the Company to comply with the financial covenants in future quarters. If this loan facility were to be unavailable, the Company could experience temporary cash shortages during the quarter that could cause payments to vendors to be delayed.

Obligations and Commitments

As of August 31, 2004, our contractual payment obligations under our long-term debt agreements and operating leases for office and transmitter locations are indicated in the table below. For purposes of the table below, purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify significant terms, including: fixed or minimum quantities to be purchased, minimum pricing and the approximate timing of transactions. Teletouch has no such purchase obligations at August 31, 2004. Other long-term liabilities is comprised of certain redeemable common stock warrants issued in conjunction with the Company’s debt restructuring in May 2002 and certain shares of Teletouch Common Stock to be issued in February 2005 in conjunction with the purchase of certain assets from Delta Communications, Inc.

(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Debt obligations	$271	$57	$208	$6	$—
Operating lease obligations	4,624	1,960	2,254	393	17
Other long-term liabilities	3,653	369	3,284	—	—

Total significant contractual cash obligations	$8,548	$2,386	$5,746	$399	$17

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

Allowance for Doubtful Accounts: Estimates are used in determining the allowance for doubtful accounts and are based on historic collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages Teletouch reviews historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues; Teletouch compares the ratio of the allowance for doubtful accounts to gross receivables to historic levels and Teletouch monitors collections amounts and statistics. Teletouch’s allowance for doubtful accounts was $179,000 as of August 31, 2004. Based on the information available to the Company, management believes the allowance for doubtful accounts as of August 31, 2004 was adequate. However, actual write-offs might exceed the recorded allowance.

Reserve for Inventory Obsolescence: Reserves for inventory obsolescence are computed using estimates that are based on sales trends, a ratio of inventory to sales, and a review of specific categories of inventory. In establishing its reserve, Teletouch reviews historic inventory obsolescence experience including comparisons of previous write-offs to provision for inventory obsolescence and the inventory count compared to recent sales trends. Prior to fiscal 2004, inventory obsolescence has been within our expectations and the provision established. During fiscal 2004 and the first quarter of fiscal 2005, the Company recorded additional reserves for inventory obsolescence to recognize the deterioration in the market value of certain pager, cellular and electronics and telemetry inventory. Pager inventory was impaired primarily due to a decline in market value of certain damaged pagers that are repaired by the Company. Cellular and electronic inventory became impaired after many months of attempting to sell off this excess equipment and the Company recorded a reserve equaling the total value of this inventory. Certain telemetry inventory, primarily related to the Company’s fixed monitoring product line, was impaired subsequent to the Company exiting this business line. Teletouch management cannot guarantee that the Company will continue to experience the same obsolescence rates that it has in the past which could result in material differences in the reserve for inventory obsolescence and the related inventory write-offs. The reserve for inventory obsolescence was $470,000 at August 31, 2004.

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

Operational Risks

Teletouch must continue to minimize the reduction in its subscriber base while expanding its product offerings to offset the losses in its paging service revenues.

Teletouch’s future revenue growth is not dependent on any single or small group subscriber base, but will continue to concentrate on business accounts and on individuals interested in continuity, quality and personal service. As of the quarter ended August 31, 2004, Teletouch had approximately 179,000 pagers in service as compared to approximately 207,400 pagers in service at August 31, 2003. Teletouch must minimize the reduction in its subscriber base and expand its product offerings to generate revenues to offset the losses in its paging service revenues. There is no guarantee that our future efforts in this area will improve subscriber growth and retention.

Any type of systems failure could reduce sales, increase costs or result in claims of liability.

Despite the Company’s implementation of preventative safety measures, Teletouch’s technology is vulnerable to system failure due to such things as computer viruses, unauthorized access, energy blackouts, natural disasters, and telecommunications failures. Any system failure, accident or security breach could cause significant interruptions in our operations. In addition, we could be subject to liability for any loss or damage to our customers’ data or applications or inappropriate disclosure of customers’ confidential information. The cost to remedy a system failure, accident or security breach could have a significant affect on our financial condition.

Any disruption from our satellite feeds or backup landline feeds could result in delays in our subscribers’ ability to receive information. We cannot be sure that our systems will operate appropriately if we experience a hardware or software failure or if there is an earthquake, fire or other natural disaster, a power or telecommunications failure, intentional disruptions of service by third parties, an act of God or an act of war. A failure in our systems could cause delays in transmitting data, and as a result we may lose customers or face litigation that could involve material costs and distract management from operating our business

As we seek to serve larger fleet owners, we face competition from businesses with greater financial resources, and we may be unable to compete effectively with these businesses.

The existing market for wireless and mobile data solutions for the transportation industry is competitive. Competition is particularly vigorous for larger fleet owners, which is a customer segment we seek to serve. We expect competition to increase further as companies develop new products and/or modify their existing products to compete directly with ours. These competitors may have better name recognition, better product lines, greater sales, marketing and distribution capabilities, significantly greater financial resources, and existing relationships with some of our potential customers. We may not be able to effectively compete with these companies. Greater financial resources and product development capabilities may allow our competitors to respond more quickly to new or emerging technologies and changes in customer requirements that may render our products obsolete. In addition, these companies may reduce costs to customers and seek to obtain our customers through cost-cutting and other measures. To the extent these companies compete effectively with us, our business could be adversely affected.

Any defects in Teletouch’s products or in those provided to us by our suppliers could expose the Company to liability, damage our reputation and customer relations, and adversely affect the development and release of future products.

Teletouch’s products are inherently complex; therefore, it is possible that any defects contained therein may only be detectable once the product is in use. Given the critical services our products provide, these defects could have a serious adverse impact on our customers, which could damage our reputation, harm customer relations and expose us to liability. Furthermore, any product defects could require significant recalls, which may not be covered by warranty reserves. Resolving product defects could consume significant financial and engineering resources, which could adversely affect the development and release of future products. Any product defect could result in shipment delays and a decreased demand for our products, which could reduce our revenues and adversely affect our level of profitability.

A reduction or interruption in component supply or a significant increase in component prices could have a material adverse effect on our profitability.

Our ability to meet our obligations to our customers partially depends on the timely delivery of parts and components from our suppliers and our internal capacity to install these products. Supply shortages could adversely affect our ability to satisfy our customers’ demands, which could damage our reputation and customer relations, in turn reducing demand for our products. Such delays or decreases in demand could reduce our revenues and adversely affect our level of profitability.

Although we target smaller metropolitan areas where we believe there is less industry competition, demand for our products may be adversely affected by the presence of our competitors in these markets.

Although Teletouch focuses on smaller metropolitan markets, where we believe there is less competition and more opportunity for internal growth, demand for our products may be adversely affected by industry competitors. Teletouch currently faces competition in these markets and expects that competition to increase. Some of our competitors have more extensive engineering, manufacturing and marketing capabilities and greater financial, technical and personnel resources than we do. Furthermore, Teletouch’s competitors may have greater brand recognition, broader product lines, and more established customer relations.

Our success depends on the introduction and acceptance of new products.

The telecommunications market is constantly changing due, in part, to technological advances, evolving industry standards and the development of new products. Teletouch’s future success will depend on our ability to keep up with these changes by developing new products with a high market demand. The Company expends significant resources on research and development in its telemetry business to design new products and product enhancements to respond to the ever-changing market demands. If we fail to develop such products in response to market demands, we could fail to obtain an adequate return on our investments and could lose market share to our competitors. Failure to develop new, in-demand products in a cost-efficient manner could reduce the Company’s growth potential or adversely affect our business operations.

Our products make use of Global Positioning Satellites (“GPS”).

Some of the Company’s products rely on GPS to perform their tracking functions. Should these satellites malfunction or cease to operate properly, some of our products will be unable to perform the functions for which they were designed, which could decrease demand for our products and lead to reduced revenues and decreased profitability.

We face risks inherent in new product and service offerings as well as new markets.

From time to time we introduce new products and services or expand our previous product and service offerings to our existing and target markets. Our prospects must therefore be considered in light of the risks, expenses, problems and delays inherent in establishing new lines of business in a rapidly changing industry. Although we believe we can successfully differentiate our product and service offerings from others in the marketplace, we must be able to compete against other companies who may already be established in the marketplace and have greater resources. There can be no assurance we will be successful in adding products or services or expanding into new markets or that our administrative, operational, infrastructure and financial resources and systems will be adequate to accommodate such offerings or expansion.

Teletouch may be unsuccessful in obtaining and enforcing intellectual property protection for its technology.

The Company’s ability to compete with industry competitors depends in part on its ability to enforce its intellectual property rights such as trademarks and to obtain and enforce future intellectual property protection, including patents, trademarks, copyrights and trade secrets.

If we determine that our intellectual property rights have been infringed or if we are notified that we are infringing upon certain intellectual property rights, the Company may become involved in litigation. Such litigation or claims could result in substantial costs and diversion of resources. Furthermore, an adverse result in an action against the Company may require that we pay substantial damages, cease sales of the infringing product or technology and expend significant resources to either license the infringing technology or develop a non-infringing product or technology. We cannot give any assurance that such technology would be available to us on reasonable terms or that we would be able to develop similar non-infringing technology or products.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses and delisting of our common stock.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and AMEX rules, have required most public companies, including our Company, to devote additional internal and external resources to various governance and compliance matters. Because we have a relatively small corporate staff, we rely heavily on outside professional advisers to assist us with these efforts. As a result, we incurred additional operating expenses in 2004 and will incur further expenses in the future. These future costs will include increased accounting related fees associated with preparing the attestation report on our internal controls over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002. In addition, these new or changed laws, regulations and standards are subject to varying interpretations, as well as modifications by the government and AMEX. The way in which they are applied and implemented may change over time, which could result in even higher costs to address and implement revisions to compliance (including disclosure) and governance practices. Our failure to meet these corporate governance requirements may result in delisting of our common stock from AMEX.

Industry Risks

Our products are subject to government regulation.

Radio communications are subject to regulation by the government. Teletouch’s products and technology must conform to domestic rules and regulations established to avoid interference among users and facilitate interconnection of telecommunications systems. It is our opinion that our products and technology are in compliance with all currently existing government rules and regulations. However, new rules or regulations could adversely affect our business by requiring that current products or technology be modified to comply with such rules or regulations or by rendering current products or technology obsolete. Furthermore, Teletouch cannot predict if and when new rules or regulations will come into effect. Regulatory changes could adversely affect our business by restricting our development of our products and increasing the opportunity for additional competition.

The Federal Communications Commission (the “FCC”) must approve renewal applications for Teletouch’s radio licenses.

The FCC grants radio licenses for varying terms of up to 10 years, and the FCC must approve renewal applications. In the past, the FCC renewal applications have been more or less routinely granted. However, there can be no assurance that the FCC will approve or act upon Teletouch’s future applications in a timely manner. Delays in or denial of our renewal applications could adversely affect our business operations, which could reduce our revenues and decrease our level of profitability.

Future applications by Teletouch for additional transmitter sites to expand our coverage on existing frequencies must be approved by the FCC.

Teletouch regularly applies to the FCC to use additional frequencies and to add additional transmitter sites to expand coverage on existing frequencies. Under current FCC guidelines, we can expand our coverage and add additional sites only on frequencies formerly classified as PCP frequencies below 929 MHz. All other paging frequencies below 929 MHz on which Teletouch holds licenses are frozen in a status quo condition pending the final announcement and implementation of geographic area licensing auctions. In addition, FCC approval is required for the Company’s acquisitions of radio licenses held by other companies, as well as transfers of controlling interests of any entities that hold radio licenses. Teletouch cannot be sure that the FCC will approve or act upon the Company’s future applications in a timely manner. Denial or delayed approval by the FCC could affect our business operations, which could reduce our revenues and adversely affect our level of profitability.

Also, all major modification and expansion applications are subject to competitive bidding procedures. Teletouch cannot predict the impact that these procedures will have on its licensing practices.

The telecommunications market is volatile.

During the last several years, the telecommunications industry has been very volatile as a result of overcapacity, which has led to price erosion and bankruptcies. If the Company cannot control subscriber and customer attrition through maintaining competitive services and pricing, revenue could decrease significantly.

Terrorist attacks or acts of war may seriously harm our business.

Terrorist attacks or acts of war may cause damage or disruption to our operations, our employees, our facilities and our customers, which could significantly impact our revenues, costs and expenses, and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially adversely affect our business, results of operations, and financial condition. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could materially adversely affect our business, results of operations, and financial condition in ways that management currently cannot predict.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The risk inherent in Teletouch’s market risk sensitive instruments, such as its credit facilities is the potential loss arising from adverse changes in interest rates. The credit facility with FCFC, comprised of the MAP Note is subject to a variable interest rate. The MAP Note is a short term revolving line of credit that is borrowed against and repaid as often as daily. Due to the revolving nature of the MAP Note and the Company’s ability to choose whether to obligate itself through borrowings, the inherent risk in the MAP Note is minimal related to changes in interest rates. As of August 31, 2004, the Company had no borrowings outstanding under the MAP Note.

We did not have any foreign currency hedges or other derivative financial instruments as of August 31, 2004. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

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

Further, there were no changes in the Company’s internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Teletouch is subject to various legal proceedings arising in the ordinary course of business. The Company believes there is no proceeding, either threatened or pending, against it that could result in a material adverse effect on its results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Date: October 14, 2004	TELETOUCH COMMUNICATIONS, INC. Registrant

	By:	/s/ Robert M. McMurrey
Robert M. McMurrey Chairman of the Board

	By:	/s/ J. Kernan Crotty
J. Kernan Crotty President, Chief Operating Officer, Chief Financial Officer and Director (Principal Accounting Officer)