Form 10-Q
period 2004-11-30
TELETOUCH COMMUNICATIONS INC
filed 2005-01-20
CIK 928659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-13436

TELETOUCH COMMUNICATIONS, INC.

(Name of registrant in its charter)

Delaware	75-2556090
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1913 Deerbrook, Tyler, Texas 75703 (800) 232-3888

Internet Website: www.teletouch.com

(Address and telephone number of principal executive offices)

110 North College, Ste. 200, Tyler, Texas 75702

(Address of former principal executive offices)

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

Common Stock, $.001 par value – 4,546,980 shares outstanding as of January 6, 2005

TELETOUCH COMMUNICATIONS, INC.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

ASSETS

	November 30, 2004	May 31, 2004
	(unaudited)	(audited)
CURRENT ASSETS:
Cash and cash equivalents	$1,259	$72
Accounts receivable, net of allowance of $235 in fiscal 2005 and $180 in fiscal 2004	1,204	1,585
Accounts receivable – related party	5	5
Inventories, net of reserve of $588 in fiscal 2005 and $421 in fiscal 2004	1,584	2,273
Deferred income tax assets	282	174
Note receivable	—	256
Prepaid expenses and other current assets	364	402

	4,698	4,767

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $15,639 in fiscal 2005 and $14,976 in fiscal 2004	7,571	8,622

GOODWILL, INTANGIBLES AND OTHER ASSETS:
Goodwill.	921	883
Subscriber bases.	226	225
FCC licenses.	103	103
Non-compete agreements.	95	95
Internally developed software	188	185
Accumulated amortization	(233)	(176)

	1,300	1,315

DEFERRED INCOME TAXES	82	—

	$13,651	$14,704

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – (Continued)

(In thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	November 30, 2004	May 31, 2004
	(unaudited)	(audited)
CURRENT LIABILITIES:
Accounts payable	$767	$978
Accounts payable – related party	1	5
Accrued expenses and other current liabilities	1,838	1,881
Current portion of long-term debt	75	45
Current portion of redeemable common stock payable	436	280
Current portion of unearned sale/leaseback profit	418	418
Deferred revenue	801	678

	4,336	4,285

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	149	448
Redeemable common stock purchase warrants	1,921	1,757
Redeemable common stock payable, net of current portion	177	326
Unearned sale/leaseback profit, net of current portion	852	1,064
Deferred income taxes	—	22

	3,099	3,617

TOTAL LIABILITIES	7,435	7,902

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Series A cumulative convertible preferred stock, $.001 par value, 15,000 shares authorized and 0 shares issued and outstanding in fiscal 2005 and fiscal 2004	—	—
Series B convertible preferred stock, $.001 par value, 411,457 shares authorized and 0 shares issued and outstanding in fiscal 2005 and fiscal 2004	—	—
Series C convertible preferred stock, $.001 par value, 1,000,000 shares authorized, issued and outstanding in fiscal 2005 and fiscal 2004	1	1
Common stock, $.001 par value, 70,000,000 shares authorized, 4,976,189 shares issued in fiscal 2005 and fiscal 2004	5	5
Treasury stock, 429,209 shares held in fiscal 2005 and fiscal 2004	(185)	(185)
Additional paid-in capital	26,902	26,902
Accumulated deficit	(20,507)	(19,921)

	6,216	6,802

	$13,651	$14,704

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except shares and per share amounts)

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003
Service, rent and maintenance revenue	$5,094	$5,856	$10,436	$12,033
Product sales revenue	1,279	699	2,382	1,471

Total revenues	6,373	6,555	12,818	13,504
Net book value of products sold	(1,205)	(583)	(2,203)	(1,194)

	5,168	5,972	10,615	12,310

Costs and expenses:
Operating	2,737	2,702	5,519	5,512
Selling	505	514	994	1,057
General and administrative	1,551	1,690	3,033	3,413
Depreciation and amortization	829	959	1,734	1,954
Loss (gain) on disposal of assets	3	55	(51)	67

Total costs and expenses	5,625	5,920	11,229	12,003

Operating income (loss)	(457)	52	(614)	307
Interest expense, net	(108)	(91)	(211)	(185)

Net income (loss) before income taxes	(565)	(39)	(825)	122
Income tax expense (benefit)	(201)	14	(239)	71

Net income (loss)	$(364)	$(53)	$(586)	$51

Earnings (loss) per share – basic	$(0.08)	$(0.01)	$(0.13)	$0.00

Earnings (loss) per share – diluted	$(0.08)	$(0.01)	$(0.13)	$0.00

Weighted average shares outstanding – basic	4,546,980	4,546,980	4,546,980	44,546,980

Weighted average shares outstanding – diluted	4,546,980	4,546,980	4,546,980	55,182,448

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	November 30, 2004	November 30, 2003
Operating Activities:
Net income (loss)	$(586)	$51
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,734	1,954
Non-cash compensation expense	—	148
Non-cash interest expense	170	136
Provision for losses on accounts receivable	121	109
Provision for inventory obsolescence	562	314
(Gain)/loss on disposal of assets	(51)	67
Amortization of unearned sale/leaseback profit	(212)	(212)
Deferred income taxes	(212)	(150)
Changes in operating assets and liabilities:
Accounts receivable	250	185
Inventories	357	110
Prepaid expenses and other assets	38	(297)
Accounts payable	(211)	157
Accrued expenses and other current liabilities	(43)	(1,073)
Deferred revenue	123	55

Net cash provided by operating activities	2,040	1,554

Investing Activities:
Capital expenditures, including pagers	(879)	(1,126)
Redemption of certificates of deposit	—	10
Intangible assets	(4)	—
Acquisitions, net of cash acquired	(1)	—
Net proceeds from sale of assets	75	45
Issuance of notes receivable	—	(250)

Net cash used in investing activities	(809)	(1,321)

Financing Activities:
Increase (decrease) in short-term debt, net	—	(109)
Proceeds from borrowings	62	100
Payments on long-term debt	(106)	(453)

Net cash used in financing activities	(44)	(462)

Net increase (decrease) in cash and cash equivalents	1,187	(229)
Cash and cash equivalents at beginning of period	72	688

Cash and cash equivalents at end of period	$1,259	$459

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

(Unaudited)

	Six Months Ended
	November 30, 2004	November 30, 2003
Supplemental Cash Flow Data:
Cash payments for interest	$42	$50

Cash payments for income taxes	$5	$714

Non-Cash Transactions:
Purchase Price Adjustment – Delta Communications, Inc.	$38	$—

Exchange of Note Receivable for Note Payable	$258	$—

Transfer of pager inventory to fixed assets.	$230	$362

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated financial statements include the consolidated accounts of Teletouch Communications, Inc. and our wholly-owned subsidiaries (collectively, the “Company” or “Teletouch”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of financial position, results of operations and cash flows for the interim periods presented have been made. The results of operations for the three and six-months ended November 30, 2004, are not necessarily indicative of the results to be expected for the full year.

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

The Company issued 1,000,000 shares of Series C Preferred Stock and 6,000,000 warrants to purchase common stock in November 2002 as an exchange for the outstanding Series A and B Preferred Stock. The Series C Preferred stock was included in the dilutive earnings per share calculation in 2003. Per the Series C Preferred Stock agreement the holders have the right to participate with common stockholders on an as-if converted basis. As such, the Company should have included the dilutive common shares underlying the Series C Preferred Stock in the basic earnings per share calculation for the three and six months ended November 30, 2003 in accordance with EITF Topic D-95. The effect of this change reduced basic earnings per share from $0.01 to $0.00 for the six months ended November 30, 2003.

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

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the fair value-based method had been applied to all outstanding awards in each period (in thousands except per share amounts):

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003
Net income (loss)	$(364)	$(53)	$(586)	$51
Plus stock-based employee compensation expense included in reported net income, net of related tax effects	27	25	—	92
Less total stock-based employee compensation determined under fair-value-based method, net of related tax effects	(5)	(5)	(10)	(18)

Pro forma net income (loss)	$(342)	$(33)	$(596)	$125

Pro forma earnings (loss) per share:
Basic	$(0.08)	$(0.01)	$(0.13)	$0.00

Diluted	$(0.08)	$(0.01)	$(0.13)	$0.00

Property, Plant and Equipment: Property, plant and equipment is recorded at cost. Depreciation is computed using the straight-line method. The following table contains the property, plant and equipment by estimated useful life, net of accumulated depreciation (in thousands):

	Less than 3 years	3 to 4 years	5 to 9 years	10 to 14 years	15 to 19 years	20 years	Total Net Value
Buildings	$—	$—	$—	$1	$4	$10	$15
LAN & Other Computers	—	304	225	—	—	—	529
Equipment	—	—	92	4	9	—	105
Furniture & Fixtures	—	24	3	61	—	—	88
Leasehold Improvements	1	5	3	—	—	3	12
Office Equipment	—	3	6	1	—	—	10
Paging Infrastructure	—	—	186	769	3,336	3	4,294
Vehicles	—	3	247	—	—	—	250
Pager Fleet	—	2,105	—	—	—	—	2,105
Radio Fleet	—	2	—	—	—	—	2
Assets Not In Service	161	—	—	—	—	—	161

	$162	$2,446	$762	$836	$3,349	$16	$7,571

Recent Accounting Pronouncements:

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated SFAS No. 151 and it will have no impact on the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”. The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company does not anticipate that the adoption of SFAS 153 will have a significant impact on the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company does not anticipate that the adoption of SFAS 123 (R) will have a significant impact on the Company’s overall results of operations or financial position.

NOTE C – EARNINGS PER SHARE

Basic earnings (loss) per share is determined by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share amounts are similarly computed, but include the effect, when dilutive, of the Company’s weighted average number of stock options outstanding and the average number of common shares that would be issuable upon conversion of the Company’s convertible preferred securities and the exercise of the Company’s common stock purchase warrants. Potentially dilutive securities have not been considered in the computation of loss per share for the three and six months ended November 30, 2004 because the effect would be antidilutive.

Earnings (loss) per share amounts are calculated as follows (in thousands except per share amounts):

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003
Net income (loss) applicable to common shareholders – basic	$(364)	$(53)	$(586)	$51
Plus accretion on redeemable common stock purchase warrants	—	—	—	137

Net income (loss) applicable to common shareholders – diluted	$(364)	$(53)	$(586)	$188

Average shares outstanding:
Common stock	4,547	4,547	4,547	4,547
Series C Preferred Stock	—	—	—	44,000

Basic shares outstanding	4,547	4,547	4,547	48,547
Effect of dilutive securities:
Stock options	—	—	—	632
Common stock purchase warrants	—	—	—	6,003

Diluted shares outstanding	4,547	4,547	4,547	55,182

Earnings (loss) per share:
Basic	$(0.08)	$(0.01)	$(0.13)	$0.00

Diluted	$(0.08)	$(0.01)	$(0.13)	$0.00

The Company issued 1,000,000 shares of Series C Preferred Stock and 6,000,000 warrants to purchase common stock in November 2002 as an exchange for the outstanding Series A and B Preferred Stock. The Series C Preferred Stock was included in the dilutive earnings per share calculation in 2003. Per the Series C Preferred Stock agreement the holders have the right to participate with common stockholders on an as-if converted basis. As such, the Company should have included the dilutive common shares underlying the Series C Preferred Stock in the basic earnings per share calculation for the three and six months ended November 30, 2003 in accordance with EITF Topic D-95. The effect of this change reduced basic earnings per share from $0.01 to $0.00 for the six months ended November 30, 2003.

For the three months and six months ended November 30, 2004 and 2003, 1,000,000 shares of Series C preferred stock convertible into 44,000,000 shares of common stock, 6,000,000 common stock purchase warrants exercisable at $.01 and stock options to purchase 1,942,487 shares of common stock at exercise prices ranging from $.18 to $3.375 per share were outstanding, but were not included in the computation of dilutive earnings per share due to their antidilutive effect. The total number of equivalent shares of common stock outstanding as of November 30, 2004 are as follows:

	November 30, 2004
	# Shares / Options Outstanding	Equivalent Common Shares Outstanding
Common Stock	4,546,980	4,546,980
Common Stock Warrants	6,000,000	6,000,000
Common Stock Options	1,942,487	1,942,487
Redeemable Common Stock Payable	640,000	640,000
Series C Preferred Stock	1,000,000	44,000,000

		57,129,467

NOTE D – LIQUIDITY, RISKS AND FINANCIAL CONDITION

Based on current and anticipated levels of operations, the Company’s management anticipates that net cash provided by operating activities including the effects of planned restructuring activities, together with the $1.3 million of cash on hand will be adequate to meet its anticipated cash requirements for the foreseeable future. Revenues from the Company’s telemetry product lines have continued to be insignificant during the three and six months ended November 30, 2004 and management expects that revenues from the telemetry product line will continue to be insignificant through at least the third quarter of fiscal 2005 due to the level of activity and qualified sales leads as well as the progress of the various customer evaluations that are underway. New telemetry products and channels continue to be developed but are being developed slowly due to the capital requirements of this activity. The Company expects to be rolling out at least two new telemetry devices during the third quarter of 2005.

Because the Company’s new revenue initiatives have been slow to develop, management is currently executing a restructuring of its operations to eliminate certain expenses to help the Company meet its cash requirements for the remainder of fiscal 2005. In December 2004, the Company relocated its corporate offices and eliminated headcount from its field operations and its corporate office. The relocation allowed the Company to bring all of its corporate functions together in one facility further improving the efficiency of its operations. Other sales, operational and organizational changes are planned during the third quarter which are designed to further improve cash flow and operating efficiency. The Company can provide no assurances that reductions in its operating costs or its revenue growth initiatives will be sufficient to generate positive cash flows or that additional financing would be available or, if available, offered on acceptable terms.

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

As of November 30, 2004, the Company has no borrowings outstanding under its $2.2 million promissory note with TLL Partners, a company controlled by Robert McMurrey, Chairman of the Board of Teletouch. Any borrowings under this arrangement are subject to the approval of the Progressive Concepts Communications, Inc. (“PCCI”) Board of Directors and availability of funds. TLL Partners is a wholly owned subsidiary of PCCI. The Company has had limited borrowings under this agreement in the past and has been given no assurances from TLL Partners or PCCI that the necessary approval would be given by the PCCI Board of Directors to fund any future operating or capital needs of Teletouch.

There is no assurance that the Company will be able to improve its cash flow from operations, obtain additional third party financing, generate additional new revenues, complete any acquisitions it is evaluating or successfully complete its planned restructuring activities. If a combination of these events does not occur the Company may not have sufficient cash to operate the business over the next year. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty.

NOTE E – INVENTORY

The following table reflects the components of inventory (in thousands):

	November 30, 2004			May 31, 2004
	Cost	Reserve	Net Value	Cost	Reserve	Net Value
Pagers and parts	$843	$(195)	$648	$1,113	$(129)	$984
Cellular phones and electronics	56	(56)	—	129	(90)	39
Two-way radios and parts	466	(43)	423	601	—	601
Telemetry devices and parts	807	(213)	594	851	(120)	731

Total inventory and specific reserves	2,172	(507)	1,665	2,694	(339)	2,355

General obsolescence reserve	—	(81)	(81)	—	(82)	(82)

Total inventory and reserves	$2,172	$(588)	$1,584	$2,694	$(421)	$2,273

NOTE F – NOTE RECEIVABLE

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

NOTE G – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of (in thousands):

	November 30, 2004	May 31, 2004
Accrued payroll and other personnel expense	$694	$711
Accrued state and local taxes	296	203
Unvouchered accounts payable	644	679
Customer deposits payable	139	145
Other	65	143

Total	$1,838	$1,881

NOTE H – SHORT-TERM DEBT

The Company currently has no borrowings outstanding under its Multiple Advance Promissory Note (“MAP Note”) with First Community Financial Corporation (“FCFC”). Under the terms of the MAP Note, the Company is required to comply with certain financial covenants on a monthly basis. Failure to maintain compliance with these covenants is an event of default as defined under FCFC Security Agreement. During the first and second quarters of fiscal 2005, the Company was unable to maintain compliance with certain financial covenants in the MAP Note. The Company did receive a waiver of these covenants which allowed the Company to remain in good standing under the terms of the MAP Note for the quarters ending August 31, 2004 and November 30, 2004. Under the Company’s credit agreement with FCFC, the Company has available borrowings of up to $2.0 million which is dependent on the Company’s accounts receivable borrowing base. As of November 30, 2004, the Company’s allowable borrowings under the First Community Financial Corporation revolving line of credit were $0.3 million. Under this credit facility, $0.0 million was funded as of November 30, 2004. During the quarter ended November 30, 2004, FCFC has advised the Company that it will not renew the MAP Note when it comes due on May 1, 2005 and that borrowings under it will be subject to specific approval while the Company is unable to meet certain financial covenants even if these violations are waived by FCFC.

NOTE I – PROVISION FOR LEASE ABANDONMENT AND OTHER COSTS

The following table provides a rollforward of the Company’s liability for future lease payments related to previously closed stores for the three and six months ended November 30, 2004 (in thousands):

Future Lease Payments
Balance at May 31, 2004	$113
Change in estimate	(7)
Cash outlay	(35)

Balance at August 31, 2004	$71
Change in estimate	(6)
Cash outlay	(17)

Balance at November 30, 2004	$48

As of November 30, 2004, the remaining amount of $48,000 is expected to be paid through 2005. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates.

NOTE J – INCOME TAXES

The effective benefit tax rate is 29% for the six months ended November 30, 2004, primarily a result of the interest expense related to the redeemable common stock warrants being non-deductible for tax purposes. The Company made a $5,000 cash payment for estimated federal income taxes during the quarter ended November 30, 2004.

NOTE K – RELATED PARTY TRANSACTIONS

The Company had certain related party sales, purchases and incurred certain expenses during the three and six months ended November 30, 2004 and 2003 with Progressive Concepts, Inc. (PCI) a company controlled by Robert McMurrey, Teletouch’s Chairman, as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003
Sales to PCI:
Pagers and pager service	$7,700	$8,700	$15,200	$12,800

Gross margin on sales	1,000	2,300	1,000	3,500

Purchases from PCI:
Cellular phone equipment	3,200	4,600	7,500	8,000

Expenses with PCI:
Answering services	90,000	90,000	180,000	180,000

The Company has negotiated purchase prices with PCI on cellular equipment equaling cost plus 5%.

On June 20, 2004, Teletouch assigned its interest in the Streamwaves Note to TLL Partners, an entity controlled by Robert McMurrey, Chairman of Teletouch. In consideration for the assignment of the Streamwaves Note, Teletouch received a reduction in its note payable to TLL Partners.

On October 19, 2004, Teletouch engaged Thomas A. Hyde, Jr. to serve as its Chief Executive Officer. Mr. Hyde is the President of State Hawk Security, Inc. (“State Hawk”), a subsidiary of Progressive Concepts Communications, Inc. (“PCCI”), an entity owned and controlled by Mr. Robert McMurrey, Teletouch’s Chairman. In addition, Mr. Hyde served as the General Manager of Progressive Concepts, Inc. dba Hawk Security Services (“Hawk Security”), also an entity owned and controlled by Mr. McMurrey. On October 25, 2004 the Company concurrently executed two non-binding letters of intent to acquire the outstanding equity securities of State Hawk Security, Inc. and the assets of the Hawk Security Services division of Progressive Concepts, Inc. The Company is currently in the process of performing its due diligence on these transactions. Both purchase transactions are contingent upon the satisfactory completion of due diligence, the negotiation of definitive purchase agreements including determination of final purchase prices and the receipt of a fairness opinion by the Company’s Board of Directors. Teletouch is actively seeking financing to complete these transactions.

NOTE L – SHAREHOLDERS’ EQUITY

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

NOTE M – SEGMENT INFORMATION

The Company’s consolidated financial statements include two reportable segments: Paging and Two Way. The Company determines its reportable segments based on the aggregation criteria of the No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). Paging represents the Company’s one-way communications link to its subscribers. Two Way represents the Company’s two way radio operations. The Company measures the operating performance of each segment based on adjusted EBITDA.

The following summarizes the Company’s financial results for each segment for the three and six months ended November 30, 2004 and 2003 (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003
Service, rent and maintenance revenue
Paging	$4,486	$5,366	$9,207	$11,026
Two Way	452	305	924	652
Other	156	185	305	355

Total service, rent and maintenance revenue	$5,094	$5,856	$10,436	$12,033

Product sales revenue
Paging	$166	$234	$358	$484
Two Way	979	344	1,690	688
Other	134	121	334	299

Total product sales revenue	$1,279	$699	$2,382	$1,471

Gross Revenue	$6,373	$6,555	$12,818	$13,504

Reconciliation of adjusted EBITDA to net income (loss):

Adjusted EBITDA
Paging	$2,588	$4,272	$5,439	$8,594
Two Way	133	(97)	317	(43)
Corporate Overhead	(2,046)	(3,155)	(4,081)	(6,207)
Other	(266)	38	(625)	72

Total adjusted EBITDA	409	1,058	1,050	2,416

Less non-recurring and non-cash expenses:
Restructure Expense	(7)	(45)	(19)	(60)
Compensation Exp—Stock Options	41	37	—	148

	34	(8)	(19)	88

Less:
Amortization and depreciation	829	959	1,734	1,954
Net interest expense	108	91	211	185
(Gain) Loss on Sale of Assets	3	55	(51)	67
Federal Income Tax	(201)	14	(239)	71

	739	1,119	1,655	2,277

Net income (loss)	$(364)	$(53)	$(586)	$51

The Company only accounts for accounts receivable, inventories and property, plant and equipment by segments. A component of corporate assets is cash in the amount of $1.3 million and $0.1 million as of November 30, 2004 and May 31, 2004, respectively. Also, included in corporate assets is related party accounts receivable, deferred income taxes, prepaid expenses and property, plant and equipment.

The Company’s assets by segment as of November 30, 2004 and May 31, 2004 are as follows (in thousands):

	November 30, 2004	May 31, 2004
Assets
Paging	$8,030	$9,690
Two Way	2,301	2,701
Corporate	2,493	1,380
Other	827	933

Total Assets	$13,651	$14,704

Teletouch refers to adjusted EBITDA which is a non-GAAP financial measure. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered as a substitute for or superior to other measures of financial performance reported in accordance with GAAP. Teletouch defines adjusted EBITDA as earnings before interest, taxes, depreciation, amortization and other certain non-recurring and non-cash expenses. Teletouch’s definition of adjusted EBITDA may differ from that of other companies.

Adjusted EBITDA should not be considered as an alternative to operating income and income before taxes as an indicator of the company’s operations in accordance with generally accepted accounting principles. Adjusted EBITDA for the core business areas are presented in the table above, in addition to a reconciliation of adjusted EBITDA to net income at the company level. A reconciliation of adjusted EBITDA to operating income for the core business areas and sub-segments is presented above.

NOTE N – ACQUISITIONS

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

Teletouch is a leading provider of wireless telecommunications services, primarily paging services, in non-major metropolitan areas and communities in the southeast United States. As of November 30, 2004, the Company had approximately 169,400 pagers in service. The Company derives the majority of its revenues from fixed, periodic fees, not dependent on usage, charged to subscribers for paging services. As long as a subscriber remains on service, operating results benefit from the recurring payments of the fixed, periodic fees without incurring additional selling expenses or other fixed costs.

The Company continues to follow its overall business strategy of minimizing the level of customer attrition while attempting to develop new recurring revenue streams from telemetry products or through acquisitions to minimize the impact of the loss in recurring revenues from its declining paging subscriber base. On October 25, 2004, the Company executed two non-binding letters of intent to purchase the home and commercial security alarm businesses owned and operated by Progressive Concepts Communications, Inc. (“PCCI”), a company controlled by Robert McMurrey, Chairman of Teletouch. These businesses have a growing base of security subscribers that generate monthly recurring revenues that would help Teletouch offset some of the losses in its pager revenues. Additionally, these companies are based on technologies that are complementary to those used by Teletouch’s developing telemetry business. The Company’s successful recapitalization of its debt and certain equity securities during fiscal 2002 and the restructuring of its operations during fiscal 2003 and 2004 has allowed the Company to be able to generate sufficient cash flows to meet its capital needs for the previous two fiscal years. In order for the Company to continue to generate sufficient cash flow to meet its operating and capital needs during the remainder of fiscal 2005, management has begun to restructure its operations and reduce certain operating expenses. In December 2004, the Company relocated its corporate offices and eliminated headcount from its field operations and its corporate office. The relocation allowed the Company to bring all of its corporate functions together in one facility further improving the efficiency of its operations. Other sales, operational and organizational changes are planned during the third quarter which are designed to further improve cash flow and operating efficiency. During the first six months of fiscal 2005, revenues from the telemetry business were less than forecast. Currently, management is less than optimistic that the revenues from the telemetry business will meet expectations during the third quarter based on level of active and qualified sales leads as well as the progress of the various customer evaluations that are underway. New telemetry products and sales channels continue to be developed. The Company expects to be rolling out at least two new telemetry devices during the third quarter of 2005.

During fiscal year 2005, the Company intends to continue focusing on developing its telemetry services but will place an increased emphasis on stabilizing its core paging business. By continuing to reduce overhead costs, developing a strategy to defend itself in the increasingly competitive pager market and focusing on paging customer retention, the Company believes that it can minimize the impact on operating margins of its declining paging subscriber base while it develops recurring revenue streams from its telemetry products and services or through acquisition to offset the declining paging service revenue. Additionally, if the opportunity to acquire other paging or two-way radio companies arises, the Company believes it can achieve better operating results than those achieved by the businesses separately by consolidating administrative functions, taking advantage of economies of scale, and sharing common frequencies to offer existing customers a wider area of coverage.

During the quarter ended November 30, 2004, the Company was notified by its senior lender, First Community Financial Corporation (“FCFC”), of its intent not to renew the Multiple Advance Promissory note (“MAP Note”) when it expires on May 1, 2005 and that borrowings under it will be subject to specific approval while the Company is in default. The Company has defaulted on certain financial covenants during the term of this agreement but has received waivers for all of these events of default. Availability of borrowings under this credit agreement have allowed the Company to bridge the timing of the receipt of customer payments with its operating cash outflows. The Company has not needed to borrow against this facility during the previous quarter nor does it anticipate needing to borrow against it through the remainder of its term. If the Company is unable to find another such lending facility, the Company could experience temporary cash shortages in future periods that could cause payments to vendors to be delayed.

Security Business Potential Acquisitions

On October 25, 2004 the Company concurrently executed two non-binding letters of intent to acquire the outstanding equity securities of State Hawk Security, Inc. (“State Hawk”) and the assets of the Hawk Security Services (“Hawk Security”) division of Progressive Concepts, Inc. The Company is currently in the process of performing its due diligence on these transactions. Both purchase transactions are contingent upon the satisfactory completion of due diligence, the negotiation of definitive purchase agreements including determination of final purchase prices and the receipt of a fairness opinion by the Company’s Board of Directors. Teletouch is actively seeking financing to complete these transactions.

Hawk Security is an entity that originates security monitoring contracts and performs the customer installation and setup of the systems. State Hawk is a special purpose entity that purchases security monitoring contracts, to-date, exclusively from Hawk Security. State Hawk finances these contract acquisitions through a revolving line of credit that it has secured from a third party.

RESULTS OF OPERATIONS

The following table presents certain items from the Company’s consolidated statements of operations and certain other information for the periods indicated (in thousands, except pagers and per share amounts):

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003
Service, rent and maintenance revenue	$5,094	$5,856	$10,436	$12,033
Product sales revenue	1,279	699	2,382	1,471

Total revenue	$6,373	$6,555	$12,818	$13,504
Net book value of products sold	(1,205)	(583)	(2,203)	(1,194)

	$5,168	$5,972	$10,615	$12,310

Operating expenses	$5,625	$5,920	$11,229	$12,003

Operating income (loss)	$(457)	$52	$(614)	$307

Net income (loss)	$(364)	$(53)	$(586)	$51

Earnings (loss) applicable to common stockholders	$(364)	$(53)	$(586)	$51

Earnings (loss) per share – basic	$(0.08)	$(0.01)	$(0.13)	$0.00

Earnings (loss) per share – diluted	$(0.08)	$(0.01)	$(0.13)	$0.00

Pagers in service at end of period	169,357	198,949	169,357	198,949

Results of Operations for the Three and Six Months ended November 30, 2004 and 2003

Total revenue: The changes in Teletouch’s total revenue are shown in the table below:

	Three Months Ended November 30,			Six Months Ended November 30,
	2004	2003	Change	2004	2003	Change
Service, rent and maintenance revenue
Paging	$4,486	$5,366	$(880)	$9,207	$11,026	$(1,819)
Two Way	452	305	147	924	652	272
Telemetry	39	18	21	74	30	44
Other	117	167	(50)	231	325	(94)

Total service, rent and maintenance revenue	$5,094	$5,856	$(762)	$10,436	$12,033	$(1,597)

Product sales revenue
Paging	$166	$234	$(68)	$358	$484	$(126)
Two Way	979	344	635	1,690	688	1,002
Telemetry	46	65	(19)	162	90	72
Other	88	56	32	172	209	(37)

Total product sales revenue	$1,279	$699	$580	$2,382	$1,471	$911

Gross Revenue	$6,373	$6,555	$(182)	$12,818	$13,504	$(686)

Service, rent and maintenance revenue: The decline in paging service revenues for the three and six months ended November 20, 2004 resulted from fewer pagers in service. Pagers in service decreased to approximately 169,400 as of November 30, 2004 as compared to approximately 198,900 as of November 30, 2003, due to a continuing decline in the demand for one-way paging service. Paging subscriber loss rates as a percentage of total paging subscribers has remained flat from year to year, however, as the subscriber base continues to shrink the impact on revenues of these subscriber losses continues to decline.

As discussed earlier, demand for one-way paging services has declined over the past several years and Teletouch anticipates that it will continue to decline for the foreseeable future, which will result in reductions in service, rent and maintenance revenues due to the lower volume of subscribers.

The increases in two-way service revenues for the three and six months ended November 30, 2004 are due primarily to the acquisition of the customer base from Delta Communications in the Dallas / Fort Worth, Texas market. The asset purchase transaction with Delta Communications was closed in January 2004.

Teletouch continues to strive to develop new products and services that could partially offset the loss in paging subscribers and the related recurring revenues. To date, the revenues generated by the Company’s new telemetry products have offset only an insignificant portion of the decline in paging revenues. The Company continues to be able to generate sufficient cash to operate the business as a result of certain cost saving measures it has implemented over the past several years. The Company is currently executing a restructuring of its operations, including the relocation of its corporate offices, organizational changes and other cost saving measures to offset some of the continuing paging revenue deterioration and ensure sufficient cash to operate the business during the remainder of fiscal 2005 and into fiscal 2006. The Company will be implementing certain programs during fiscal 2005 in an attempt to stabilize its current paging subscriber base and reduce the cost of supporting these customers. Some areas of focus include: more aggressive customer retention efforts, pricing strategies to combat the increasingly competitive paging market and locating strategic paging carrier partners to share in the relatively fixed network costs of the paging infrastructure.

Product sales revenue: The increase in two-way product sales revenue for the three and six months ended November 30, 2004 is attributable primarily to certain sales contracts received as a result of the release of federal grant monies under the Homeland Security programs which allow city, county, and local emergency response entities to upgrade their communications equipment.

Total costs and expenses: The changes in Teletouch’s total costs and expenses are shown in the table below (in thousands):

	Three Months Ended November 30,			Six Months Ended November 30,
	2004	2003	Change	2004	2003	Change
Operating expense	$2,737	$2,702	$35	$5,519	$5,512	$7
Selling expense	505	514	(9)	994	1,057	(63)
General and administrative expense	1,551	1,690	(139)	3,033	3,413	(380)

Operating, selling and general and administrative expense	$4,793	$4,906	$(113)	$9,546	$9,982	$(436)

% of total revenue	75%	75%		74%	74%

Depreciation and amortization	829	959	(130)	1,734	1,954	(220)
(Gain) loss on disposal of assets	3	55	(52)	(51)	67	(118)

Total costs and expenses	$5,625	$5,920	$(295)	$11,229	$12,003	$(774)

Operating, selling and general and administrative expenses: Operating, selling and general and administrative expense consist of the following significant items (in thousands):

	Three Months Ended November 30,			Six Months Ended November 30,
	2004	2003	Change	2004	2003	Change
Tower lease expense	$694	$571	$123	$1,426	$1,137	$289
Third party airtime and network telco costs	867	853	14	1,641	1,726	(85)
Salaries and other personnel expense	1,924	2,028	(104)	3,874	4,080	(206)
Office expense	270	353	(83)	596	719	(123)
Professional fees	206	257	(51)	482	552	(70)
Stock-based compensation expense	41	37	4	—	148	(148)
Other expenses	791	807	(16)	1,527	1,620	(93)

Operating, selling and general and administrative expense	$4,793	$4,906	$(113)	$9,546	$9,982	$(436)

•	The increase in tower lease expense is primarily the result of additional tower leases entered into or assumed by the Company as a result of the acquisition of substantially all the assets of Delta Communications, Inc. and Preferred Networks, Inc. in fiscal 2004.

•	The decrease in third party airtime and network telco costs, for the six months ended November 30, 2004 from the same period in the prior year, is due primarily to better rates negotiated by the Company and to a lesser extent by a reduction in paging subscribers.

•	The decrease in salaries and other personnel expense and office expense reflects the effects of closing substantially all of the Company’s retail stores during fiscal 2003 and 2004 and a reduction in the number of service centers remaining open. This decrease in salaries was partially offset by the Company’s hiring of Thomas A. Hyde, Jr. as Chief Executive Officer during the second quarter of fiscal 2005.

•	Stock-based compensation expense declined due to a decrease in the market price of the Company’s stock. The Company records compensation expense and reduction of previously recorded compensation expense associated with some repriced options in accordance with the Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”.

Operating costs as a percentage of total revenue have remained constant while the Company’s paging subscriber base continues to decline for the three and six months ended November 30, 2004 as compared to the same period in fiscal year 2004. Although, the Company has a relatively fixed cost structure related to maintaining its paging network which includes rental of tower space or other fixed location space for its transmitting equipment, telecommunication charges to connect its paging network, and repair and maintenance costs, the Company has been able to reduce its operating expenses over the past year at a rate relative to its losses in revenues. As the Company moves forward with the potential acquisitions of the security business its plan is to leverage the operations of Teletouch to grow the new businesses. The new businesses may afford opportunities in geographic areas that are becoming difficult to justify for paging only operations. Therefore, it is likely that the Company will retain its infrastructure and the related operating expenses in these geographic areas pending completion of the potential acquisitions on the expectation that the new revenue opportunities will justify the expenses. The retaining of certain operating expenses in anticipation of new revenue opportunities coupled with a continuing decline in paging subscribers and the related recurring revenues will likely result in an increase in operating expenses as a percentage of total revenue until the Company is able to generate sufficient new revenue growth.

In December 2004, the Company relocated its corporate offices and implemented other cost savings measures. The relocation allowed the Company to bring all of its corporate functions together in one facility further improving the efficiency of its operations. Other sales, operational and organizational changes are planned during the third quarter which will further improve cash flow and operating efficiency. Restructuring of the Company’s paging operations will be difficult as the personnel and facilities costs have been reduced to a level that the Company’s management believes that further reductions in these areas may have some negative impact on revenues due to a potential impairment in Teletouch’s ability to service its existing customers. The Company is currently evaluating the profitability of each of its paging systems throughout the Southeast United States. If the revenues on a system were to decline to the point that the system was unprofitable, the Company would be forced to consider its alternatives, which could include shutting that system down and forfeiting the revenues associated unless it is able to convert those customers to another compatible system. Currently, the Company has identified a few paging systems that it operates that have suffered subscriber deterioration to a point that the system is currently unprofitable. Teletouch is currently evaluating the best way to reduce or eliminate these losses.

Depreciation and amortization: The decline in depreciation and amortization expense is due the continued effort of the Company to purchase equipment only as necessary to maintain the paging infrastructure and an adequate supply of pagers to lease to customers as well as the aging of the existing capital assets.

(Gain) loss on disposal of assets: The Company sold certain excess paging infrastructure equipment acquired from an asset acquisition completed in May 2004 resulting in a gain for the six months ended November 30, 2004.

Income taxes: The effective benefit tax rate is 29% for the six months ended November 30, 2004, primarily a result of the interest expense related to the redeemable common stock warrants being non-deductible for tax purposes. The Company made a $5,000 cash payment for estimated federal income taxes during the quarter ended November 30, 2004.

FINANCIAL CONDITION

	Six Months Ended November 30,
(in thousands)	2004	2003	Change
Cash provided by operating activities	$2,040	$1,554	$486
Cash used in investing activities	(809)	(1,321)	512
Cash used in financing activities	(44)	(462)	418

Net increase (decrease) in cash	$1,187	$(229)	$1,416

Operating Activities

Teletouch’s cash balance was $1.3 million as of November 30, 2004 as compared to $0.1 million at May 31, 2004. Cash provided by operating activities increased to $2.0 million for the six months ended November 30, 2004 from $1.6 million for the six months ended November 30, 2003. The increase in cash provided by operations during the six months ended November 30, 2004 over the same period in the prior year is primarily due to $571,000 in federal income taxes paid in the prior year compared to only $5,000 in federal income taxes paid during the current year. During the prior year the Company paid the income taxes for fiscal year 2002 which were unusually high due to certain earnings recognized on the forgiveness of some of the Company’s debt obligations. Additionally, the Company has reduced its level of inventories by decreasing its purchasing during the current year which contributed cash to the business. These improvements to cash provided by operating activities were offset by $637,000 less net income during the fiscal 2005 as compared to fiscal 2004. A large portion of the net loss recognized this year resulted from inventory write-offs of $562,000 as compared to inventory write-offs of $314,000 during the same period in the prior year. A small portion of these inventory write-offs are a normal part of the business but the larger portion of the write-offs related to certain paging and telemetry inventory that became obsolete due to changes in the Company’s product lines or its channels of distribution.

The Company expects that cash flow provided from operations, together with the Company’s existing credit facilities, will be sufficient to fund its working capital needs during the remainder of fiscal 2005. The Company continually evaluates its operations in an attempt to reduce costs to help ensure that it is able to meet its operating cash requirements during the remainder of the year. In December 2004, the Company relocated its corporate offices and eliminated headcount from its field operations and its corporate office. The relocation allowed the Company to bring all of its corporate functions together in one facility further improving the efficiency of its operations. Other sales, operational and organizational changes are planned during the third quarter which will further improve cash flow and operating efficiency.

Investing Activities

Cash used by investing activities decreased during the six months ended November 30, 2004 as compared to the same period in the prior year due to a $247,000 reduction in capital expenditures, primarily pagers, and during the prior year, the Company funded a note receivable to Streamwaves.com, Inc. in the amount of $250,000 for which there was no similar transaction in the current year.

Teletouch’s operations require capital investment to purchase inventory for lease to customers and to acquire paging infrastructure equipment to support the Company’s existing subscribers. Net capital expenditures, including pagers, were $0.9 million and $1.1 million for the first six months of fiscal years 2005 and 2004, respectively. Teletouch anticipates capital expenditures to continue to decline during the remainder of fiscal 2005 due primarily to the continuing decline in the number of leased pagers in service, which will result in total capital expenditures declining as compared to fiscal 2004. Additionally, the Company plans to replace only necessary equipment to maintain the paging infrastructure. Teletouch expects to pay for these expenditures with cash generated from operations.

Financing Activities

The decrease in cash used by financing activities for the six months ended November 30, 2004 as compared to the same period in the prior year was due primarily to approximately $350,000 less in principal payments made on the Company’s credit agreement with TLL Partners (“TLL Note”).

Current Position/Future Requirements

Based on current and anticipated levels of operations, the Company’s management anticipates that net cash provided by operating activities including the effects of planned restructuring activities, together with the $1.3 million of cash on hand will be adequate to meet its anticipated cash requirements for the foreseeable future. Revenues from the Company’s telemetry product lines have continued to be insignificant during the three and six months ended November 30, 2004 and management expects that revenues from the telemetry product line will continue to be insignificant through at least the third quarter of fiscal 2005 due to the level of activity and qualified sales leads as well as the progress of the various customer evaluations that are underway. New telemetry products and channels continue to be developed but are being developed slowly due to the capital requirements of this activity.

Because the Company’s new revenue initiatives have been slow to develop, management is currently executing a restructuring of its operations to eliminate certain expenses to help the Company meet its cash requirements for the remainder of fiscal 2005. Other sales, operational and organizational changes have been planned as the Company moves forward which are designed to further improve cash flow and operating efficiency. Certain of the restructuring plans could be altered if the Company is successful in generating additional new revenues or is successful in completing the acquisition and integration of the security businesses.

The Company is seeking financing to compete the security business acquisitions previously discussed as well provide additional working capital to fund the Company’s operations. During prior quarters, the Company had available borrowings under a credit facility with TLL Partners, a company controlled by Robert McMurrey, Chairman of the Board of Teletouch, and under a separate credit facility with FCFC. During the quarter ended November 30, 2004, the Company was notified by both lenders of restrictions placed on the availability of these borrowings.

As of November 30, 2004, the Company has no borrowings outstanding under its $2.2 million promissory note with TLL Partners,. Any borrowings under this arrangement are subject to the approval of the PCCI Board of Directors and availability of funds. TLL Partners is a wholly owned subsidiary of PCCI. The Company has had limited borrowings under this agreement in the past and has been given no assurances from TLL Partners or PCCI that the necessary approval would be given by the PCCI Board of Directors to fund any future operating or capital needs of the Company.

Under the Company’s credit agreement with FCFC, the Company has available borrowings of up to $2.0 million which is dependent on the Company’s accounts receivable borrowing base. As of November 30, 2004, the Company’s allowable borrowings under the First Community Financial Corporation revolving line of credit were $0.3 million. Under this credit facility, $0.0 million was funded as of November 30, 2004.

During the first and second quarter of fiscal 2005, the Company was unable to maintain compliance with certain financial covenants under the FCFC loan agreement but these covenants were waived by FCFC to allow the Company to remain in good standing for these periods. The FCFC loan agreement is a revolving line of credit that the Company has utilized during the first quarter to bridge the timing of the receipt of customer payments with its operating cash outflows. Effective February 1, 2004, the Company negotiated an extension of its loan agreement with FCFC through May 1, 2005 which included modifications to certain of the financial covenants in the agreement. During the quarter ended November 30, 2004, FCFC has advised the Company that it will not renew the MAP Note when it comes due on May 1, 2005 and that borrowings under it will be subject to specific approval while the Company is unable to meet certain financial covenants under the agreement even if those violations would be waived by FCFC.

There is no assurance that the Company will be able to improve its cash flow from operations, obtain additional third party financing, generate additional new revenues, complete any acquisitions it is evaluating or successfully complete its planned restructuring activities. If a combination of these events does not occur the Company may not have sufficient cash to operate the business over the next year. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets and liquidation of liabilities that may result from this uncertainty.

Obligations and Commitments

As of November 30, 2004, our contractual payment obligations under our long-term debt agreements and operating leases for office and transmitter locations are indicated in the table below. For purposes of the table below, purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify significant terms, including: fixed or minimum quantities to be purchased, minimum pricing and the approximate timing of transactions. Teletouch has no such purchase obligations at November 30, 2004. Other long-term liabilities is comprised of certain redeemable common stock warrants issued in conjunction with the Company’s debt restructuring in May 2002 and certain shares of Teletouch Common Stock to be issued in February 2005 in conjunction with the purchase of certain assets from Delta Communications, Inc.

(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Debt obligations	$224	$75	$145	$4	$—
Operating lease obligations	5,648	2,344	2,607	671	26
Purchase obligations	—	—	—	—	—
Other long-term liabilities	3,648	436	3,212	—	—

Total significant contractual cash obligations	$9,520	$2,855	$5,964	$675	$26

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

Allowance for Doubtful Accounts: Estimates are used in determining the allowance for doubtful accounts and are based on historic collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages Teletouch reviews historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues; Teletouch compares the ratio of the allowance for doubtful accounts to gross receivables to historic levels and Teletouch monitors collections amounts and statistics. Teletouch’s allowance for doubtful accounts was $235,000 as of November 30, 2004. Based on the information available to the Company, management believes the allowance for doubtful accounts as of November 30, 2004 was adequate. However, actual write-offs might exceed the recorded allowance.

Reserve for Inventory Obsolescence: Reserves for inventory obsolescence are computed using estimates that are based on sales trends, a ratio of inventory to sales, and a review of specific categories of inventory. In establishing its reserve, Teletouch reviews historic inventory obsolescence experience including comparisons of previous write-offs to provision for inventory obsolescence and the inventory count compared to recent sales trends. Prior to fiscal 2004, inventory obsolescence has been within our expectations and the provision established. During fiscal 2004 and the first quarter of fiscal 2005, the Company recorded additional reserves for inventory obsolescence to recognize the deterioration in the market value of certain pager, cellular and electronics and telemetry inventory. Pager inventory was impaired primarily due to a decline in market value of certain damaged pagers that are repaired by the Company. Cellular and electronic inventory became impaired after many months of attempting to sell off this excess equipment and the Company recorded a reserve equaling the total value of this inventory. Certain telemetry inventory, primarily related to the Company’s fixed monitoring product line, was impaired subsequent to the Company exiting this business line. Other telemetry inventory became impaired due to technical problems that were not corrected by the Company’s vendors. Teletouch management cannot guarantee that the Company will continue to experience the same obsolescence rates that it has in the past which could result in material differences in the reserve for inventory obsolescence and the related inventory write-offs. The reserve for inventory obsolescence was $588,000 at November 30, 2004.

Revenue Recognition: Teletouch’s revenue consists primarily of monthly service and lease revenues charged to customers on a monthly, quarterly, semi-annual or annual basis. Deferred revenue represents prepaid monthly service fees paid by customers. Revenue also includes sales of messaging devices, two-way radios, telemetry devices and other products directly to customers and resellers. Teletouch recognizes revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB 104). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable, and (4) collectibility is reasonably assured. Teletouch believes, relative to sales of one-way messaging equipment, that all of these conditions are met, therefore, product revenue is recognized at the time of shipment. Revenue from sales of other products is recognized upon delivery.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated SFAS No. 151 and it will have no impact on the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company does not anticipate that the adoption of SFAS 153 will have a significant impact on the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company does not anticipate that the adoption of SFAS 123 (R) will have a significant impact on the Company’s overall results of operations or financial position.

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

Operational Risks

Arch Wireless and Metrocall Wireless merger could result in increased attrition of Teletouch Subscribers.

The merger of Arch Wireless and Metrocall Wireless, the paging industry’s two largest carriers and direct competitors of Teletouch, could result in further deterioration in market pricing of paging services, and increased competition from this newly combined entity in rural markets in which Teletouch operates could result in increased attrition of Teletouch subscribers.

Teletouch may be unable to secure the financing needed for future acquisitions

Teletouch may be unable to secure financing or only be presented with financing options that contain unfavorable terms to finance future acquisitions. If financing is unavailable to the Company, Teletouch will be unable to complete the acquisitions it is currently evaluating which could generate additional revenues to offset the decline in paging revenues. The Company would then be forced to grow its revenues from its existing business, which to-date has proved difficult without adequate capital funding.

Teletouch must continue to minimize the reduction in its subscriber base while expanding its product offerings to offset the losses in its paging service revenues.

Teletouch’s future revenue growth is not dependent on any single or small group subscriber base, but will continue to concentrate on business accounts and on individuals interested in continuity, quality and personal service. As of the quarter ended November 30, 2004, Teletouch had approximately 169,400 pagers in service as compared to approximately 198,900 pagers in service at November 30, 2003. Teletouch must minimize the reduction in its subscriber base and expand its product offerings to generate revenues to offset the losses in its paging service revenues. There is no guarantee that our future efforts in this area will improve subscriber growth and retention.

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

Any disruption from our satellite feeds or backup landline feeds could result in delays in our subscribers’ ability to receive information. We cannot be sure that our systems will operate appropriately if we experience a hardware or software failure or if there is an earthquake, fire or other natural disaster, a power or telecommunications failure, intentional disruptions of service by third parties, an act of God or an act of war. A failure in our systems could cause delays in transmitting data, and as a result we may lose customers or face litigation that could involve material costs and distract management from operating our business

As we seek to serve fleet owners, we face competition from businesses with greater financial resources, and we may be unable to compete effectively with these businesses.

The existing market for wireless and mobile data solutions for the transportation industry is competitive. Competition is vigorous for fleet owners, which is a customer segment we seek to serve. We expect competition to increase further as companies develop new products and/or modify their existing products to compete directly with ours. These competitors may have better name recognition, better product lines, greater sales, marketing and distribution capabilities, significantly greater financial resources, and existing relationships with some of our potential customers. We may not be able to effectively compete with these companies. Greater financial resources and product development capabilities may allow our competitors to respond more quickly to new or emerging technologies and changes in customer requirements that may render our products obsolete. In addition, these companies may reduce costs to customers and seek to obtain our customers through cost-cutting and other measures. To the extent these companies compete effectively with us, our business could be adversely affected.

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

From time to time we introduce new products and services or expand our previous product and service offerings to our existing and target markets. Our products must therefore be considered in light of the risks, expenses, problems and delays inherent in establishing new lines of business in a rapidly changing industry. Although we believe we can successfully differentiate our product and service offerings from others in the marketplace, we must be able to compete against other companies who may already be established in the marketplace and have greater resources. There can be no assurance we will be successful in adding products or services or expanding into new markets or that our administrative, operational, infrastructure and financial resources and systems will be adequate to accommodate such offerings or expansion.

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

The risk inherent in Teletouch’s market risk sensitive instruments, such as its credit facilities is the potential loss arising from adverse changes in interest rates. The credit facility with FCFC, comprised of the MAP Note is subject to a variable interest rate. The MAP Note is a short term revolving line of credit that is borrowed against and repaid as often as daily. Due to the revolving nature of the MAP Note and the Company’s ability to choose whether to obligate itself through borrowings, the inherent risk in the MAP Note is minimal related to changes in interest rates. As of November 30, 2004, the Company had no borrowings outstanding under the MAP Note.

We did not have any foreign currency hedges or other derivative financial instruments as of November 30, 2004. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

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

Date: January 19, 2005	TELETOUCH COMMUNICATIONS, INC. Registrant

	By:	/s/ THOMAS A. HYDE, JR.
Thomas A. Hyde, Jr. Chief Executive Officer (Principal Executive Officer)

	By:	/s/ J. KERNAN CROTTY
J. Kernan Crotty President, Chief Operating Officer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)