Form 10-Q
period 2005-02-28
TELETOUCH COMMUNICATIONS INC
filed 2005-04-19
CIK 928659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2005

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

Common Stock, $.001 par value – 4,981,980 shares outstanding as of April 15, 2005

TELETOUCH COMMUNICATIONS, INC.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

ASSETS

	February 28, 2005 (unaudited)	May 31, 2004
CURRENT ASSETS:
Cash and cash equivalents	$1,129	$72
Accounts receivable, net of allowance of $228 in fiscal 2005 and $180 in fiscal 2004	1,341	1,585
Accounts receivable – related party	4	5
Inventories, net of reserve of $551 in fiscal 2005 and $421 in fiscal 2004	1,361	2,273
Deferred income taxes	242	174
Note receivable	—	256
Prepaid expenses and other current assets	536	402

Total current assets	4,613	4,767

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $16,009 in fiscal 2005 and $14,976 in fiscal 2004	7,038	8,622

INTANGIBLE ASSETS:
Goodwill.	921	883
Subscriber bases.	226	225
FCC licenses.	103	103
Non-compete agreements.	95	95
Internally developed software	188	185
Accumulated amortization	(263)	(176)

Total intangible assets	1,270	1,315

DEFERRED INCOME TAXES	170	—

	$13,091	$14,704

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – (Continued)

(In thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	February 28, 2005 (unaudited)	May 31, 2004
CURRENT LIABILITIES:
Accounts payable	$728	$978
Accounts payable – related party	1	5
Accrued expenses and other current liabilities	1,986	1,881
Current portion of long-term debt	72	45
Current portion of redeemable common stock payable	489	280
Current portion of unearned sale/leaseback profit	418	418
Deferred revenue	717	678

Total current liabilities	4,411	4,285

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	115	448
Redeemable common stock purchase warrants	2,009	1,757
Redeemable common stock payable, net of current portion	126	326
Unearned sale/leaseback profit, net of current portion	746	1,064
Deferred income taxes	—	22

Total long-term liabilities	2,996	3,617

TOTAL LIABILITIES	7,407	7,902

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Series A cumulative convertible preferred stock, $.001 par value, 15,000 shares authorized and 0 shares issued and outstanding in fiscal 2005 and fiscal 2004	—	—
Series B convertible preferred stock, $.001 par value, 411,457 shares authorized and 0 shares issued and outstanding in fiscal 2005 and fiscal 2004	—	—
Series C convertible preferred stock, $.001 par value, 1,000,000 shares authorized, issued and outstanding in fiscal 2005 and fiscal 2004	1	1
Common stock, $.001 par value, 70,000,000 shares authorized, 4,976,189 shares issued in fiscal 2005 and fiscal 2004	5	5
Treasury stock, 429,209 shares held in fiscal 2005 and fiscal 2004	(185)	(185)
Additional paid-in capital	26,907	26,902
Accumulated deficit	(21,044)	(19,921)

Total shareholders’ equity	5,684	6,802

	$13,091	$14,704

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except shares and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Operating revenues:
Service, rent and maintenance revenue	$4,795	$5,783	$15,231	$17,816
Product sales	1,073	769	3,455	2,240

Total operating revenues	5,868	6,552	18,686	20,056

Operating expenses:
Cost of service, rent and maintenance (exclusive of depreciation and amortization included below)	2,690	2,772	8,209	8,284
Cost of products sold	917	691	3,120	1,885
Selling and general and administrative	2,125	2,379	6,152	6,849
Depreciation and amortization	784	904	2,518	2,858
Loss (gain) on disposal of assets	21	298	(30)	365

Total operating expenses	6,537	7,044	19,969	20,241

Operating loss	(669)	(492)	(1,283)	(185)

Interest expense, net	(121)	(91)	(332)	(276)

Loss before income taxes	(790)	(583)	(1,615)	(461)
Income tax benefit	(253)	(148)	(492)	(77)

Net loss	$(537)	$(435)	$(1,123)	$(384)

Loss per share:
Basic	$(0.12)	$(0.10)	$(0.25)	$(0.08)

Diluted	$(0.12)	$(0.10)	$(0.25)	$(0.08)

Weighted average number of common shares outstanding:
Basic	4,546,980	4,546,980	4,546,980	4,546,980

Diluted	4,546,980	4,546,980	4,546,980	4,546,980

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	February 28, 2005	February 29, 2004
Operating Activities:
Net loss	$(1,123)	$(384)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,518	2,858
Non-cash compensation expense	5	131
Non-cash interest expense	259	211
Provision for losses on accounts receivable	147	164
Provision for inventory obsolescence	731	495
(Gain)/loss on disposal of assets	(30)	365
Amortization of unearned sale/leaseback profit	(318)	(318)
Deferred income taxes	(260)	(414)
Changes in operating assets and liabilities:
Accounts receivable	87	147
Inventories	478	344
Prepaid expenses and other assets	(134)	(31)
Accounts payable	(250)	106
Accrued expenses and other current liabilities	105	(785)
Deferred revenue	39	(16)

Net cash provided by operating activities	2,254	2,873

Investing Activities:
Capital expenditures, including pagers	(1,192)	(1,750)
Redemption of certificates of deposit	—	10
Intangible assets	(4)	(220)
Acquisitions, net of cash acquired	(1)	(696)
Proceeds from sale of assets	79	59
Issuance of notes receivable	—	(257)

Net cash used in investing activities	(1,118)	(2,854)

Financing Activities:
Decrease in short-term debt, net	—	(84)
Proceeds from borrowings	62	107
Payments on long-term debt	(141)	(439)

Net cash used in financing activities	(79)	(416)

Net increase (decrease) in cash and cash equivalents	1,057	(397)
Cash and cash equivalents at beginning of period	72	688

Cash and cash equivalents at end of period	$1,129	$291

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

(Unaudited)

	Nine Months Ended
	February 28, 2005	February 29, 2004
Supplemental Cash Flow Data:
Cash payments for interest	$82	$49

Cash payments for income taxes	$5	$870

Non-Cash Transactions:
Purchase Price Adjustment – Delta Communications, Inc.	$38	$—

Exchange of Note Receivable for Note Payable	$258	$—

Transfer of pager inventory to fixed assets.	$297	$530

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated financial statements include the consolidated accounts of Teletouch Communications, Inc. and our wholly-owned subsidiaries (collectively, the “Company” or “Teletouch”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of financial position, results of operations and cash flows for the interim periods presented have been made. The results of operations for the three and nine months ended February 28, 2005, are not necessarily indicative of the results to be expected for the full year.

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

Reclassifications: Certain reclassifications were made to the prior period financial statements to conform to the current period financial statement presentation. Loss on disposal of assets was reclassed from other expense to costs and expenses in the consolidated statements of operations for all periods presented. Cost of products sold was reclassed from the gross margin section to operating expenses in the consolidated statements of operations for all periods resented. Previously reported operating expenses have been retitled to cost of service, rent and maintenance to more accurately reflect the nature of these expenses in the consolidated statements of operations. These reclassifications did not have an impact on the Company’s previously reported financial position or net loss applicable to common shareholders.

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

The following table illustrates the effect on net loss and loss per share if the fair value-based method had been applied to all outstanding awards in each period (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Net loss	$(537)	$(435)	$(1,123)	$(384)
Plus stock-based employee compensation expense included in reported net income, net of related tax effects	5	(11)	5	87
Less total stock-based employee compensation determined under fair-value-based method, net of related tax effects	(11)	(5)	(33)	(23)

Pro forma net income (loss)	$(543)	$(451)	$(1,151)	$(320)

Pro forma earnings (loss) per share:

Basic	$(0.12)	$(0.10)	$(0.25)	$(0.07)

Diluted	$(0.12)	$(0.10)	$(0.25)	$(0.07)

Property, Plant and Equipment: Property, plant and equipment is recorded at cost. Depreciation is computed using the straight-line method. The following table contains the property, plant and equipment by estimated useful life, net of accumulated depreciation as of February 28, 2005 (in thousands):

	Less than 3 years	3 to 4 years	5 to 9 years	10 to 14 years	15 to 19 years	20 years	Total Net Value
Buildings	$—	$—	$—	$1	$4	$10	$15
LAN & Other Computers	—	275	194	—	—	—	469
Equipment	—	11	90	3	9	—	113
Furniture & Fixtures	—	47	3	57	—	—	107
Leasehold Improvements	—	4	2	—	—	2	8
Office Equipment	—	2	6	1	—	—	9
Paging Infrastructure	—	1	189	552	3,224	3	3,969
Vehicles	—	1	230	—	—	—	231
Pager Fleet	—	1,909	—	—	—	—	1,909
Radio Fleet	—	1	—	—	—	—	1
Assets Not In Service	207	—	—	—	—	—	207

	$207	$2,251	$714	$614	$3,237	$15	$7,038

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

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the beginning of the annual reporting period that begins after June 15, 2005. The Company does not anticipate that the adoption of SFAS 123 (R) will have a significant impact on the Company’s overall results of operations or financial position.

NOTE C – LOSS PER SHARE

Basic earnings per share (“EPS”) is generally calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted EPS is generally calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding and potential shares outstanding. However, the Company has 1,000,000 shares of Series C Preferred Stock and 6,000,000 GM Warrants outstanding which are convertible into 44,000,000 and 6,000,000 shares of common stock, respectively. These securities are considered to be “Participating Securities” under Financial Accounting Standards No. 128 (“FAS 128”) for EPS calculations. Both the Series C Preferred Stock and the GM Warrants are considered participating securities because the common stock underlying these securities participates in dividends (if declared) at the same rate as the common stockholders. Emerging Issues Task Force (“EITF”) Topic 03-06 requires that Participating Securities be included in the computation of basic EPS using the two-class method, if the effect would be dilutive to EPS. Although these securities meet the definition of Participating Securities since they participate in dividends, in light of the losses and the fact that there is no contractual obligation for the security holders to share in losses of the Company, they have not been included in the basic and diluted earnings per share calculations.

The following table provides a reconciliation of the numerators and the denominators used to calculate basic and diluted loss per share as disclosed in our Consolidated Statement of Operations for the three and nine months ended February 28, 2005 and February 29, 2004 (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Numerator:
Net loss	$(537)	$(435)	$(1,123)	$(384)
Less: net loss attributable to participating securities	—	—	—	—

Net loss available to common stockholders - basic	(537)	(435)	(1,123)	(384)
Plus: effect of dilutive securities	—	—	—	—

Net loss available to common stockholders - diluted	$(537)	$(435)	$(1,123)	$(384)

Denominator:
Basic shares outstanding:
Weighted average common shares outstanding	4,547	4,547	4,547	4,547
Plus effect of dilutive securities:
Common stock payable	—	—	—	—
Stock options	—	—	—	—

Diluted shares outstanding	4,547	4,547	4,547	4,547

Loss per share:
Basic	$(0.12)	$(0.10)	$(0.25)	$(0.08)

Diluted	$(0.12)	$(0.10)	$(0.25)	$(0.08)

The total number of equivalent shares of common stock outstanding as of February 28, 2005 and February 29, 2004 are as follows:

	February 28, 2005		February 29, 2004
	# Shares / Options / Warrants Outstanding	Equivalent Common Shares Outstanding	# Shares / Options / Warrants Outstanding	Equivalent Common Shares Outstanding
Securities outstanding:
Common stock	4,546,980	4,546,980	4,546,980	4,546,980
Common stock warrants	6,000,000	6,000,000	6,000,000	6,000,000
Common stock options	1,982,487	1,982,487	947,073	947,073
Redeemable common stock	580,000	580,000	640,000	640,000
Series C preferred stock	1,000,000	44,000,000	1,000,000	44,000,000

Total		57,109,467		56,134,053

The common stock warrants, common stock options, redeemable common stock and Series C preferred stock listed in the table above were outstanding but were not included in the calculation of basic or diluted EPS due to their antidilutive effect.

NOTE D – LIQUIDITY, RISKS AND FINANCIAL CONDITION

Based on current and anticipated levels of operations, the Company’s management anticipates that net cash provided by operating activities including the effects of planned restructuring activities, if successful, together with the $1.1 million of cash on hand will be adequate to meet its anticipated cash requirements for the next twelve months. Revenues from the Company’s telemetry product lines have continued to be insignificant during the three and nine months ended February 28, 2005 and management expects that revenues from the telemetry product line will continue to be insignificant through at least the fourth quarter of fiscal 2005 due to the level of activity and qualified sales leads as well as the progress of the various customer evaluations that are underway. New telemetry products and channels continue to be developed but are being developed slowly due to the capital requirements of this activity. The Company introduced three new telemetry devices during the third quarter of 2005 and anticipates generating limited revenues from these products during the fourth quarter.

Because the Company’s new revenue initiatives have been slow to develop, management is currently executing a restructuring of its operations to eliminate certain expenses to help the Company meet its cash requirements for the remainder of fiscal 2005. In December 2004, the Company relocated its corporate offices and eliminated headcount from its field operations and its corporate office. The relocation allowed the Company to bring all of its corporate functions together in one facility further improving the efficiency of its operations. During the third quarter, management developed a new compensation program for its two way business to emphasize sales on its Logic Trunked Radio (“LTR”) system. Additionally, during the third quarter, the Company has neared the completion of exiting one of its paging systems in Arkansas by migrating those subscribers to another of its existing paging systems. The Company is currently in discussions with another paging carrier to exchange certain systems that are more geographically beneficial to both parties and would likely result in cost savings for both. Continued cost saving and revenue generating activities are planned during the fourth quarter which are designed to further improve cash flow and operating efficiency. The Company can provide no assurances that reductions in its operating costs or its revenue growth initiatives will be sufficient to generate positive cash flows or that additional financing would be available or, if available, offered on acceptable terms.

Teletouch believes that future fluctuations in its revenues and operating results may occur due to many factors, particularly the decreased demand for its messaging services. If the rate of decline of messaging units in service exceeds the Company’s expectations, its revenues will be negatively impacted, and such impact could be material. The Company’s plan to reduce operating expenses may also negatively impact revenues as customers may experience a reduction in the level of customer service in certain areas, although cost saving measures taken over the past several years have had a minimal impact on revenues as a result of decreased customer services. The Company may be unable to adjust spending in a timely manner to compensate for any future revenue shortfall. It is possible that, due to these fluctuations, Teletouch’s revenue or operating results may not meet the expectations of investors and creditors, which could impair the value of its equity securities.

As of February 28, 2005, the Company has no borrowings outstanding under its $2.2 million promissory note with TLL Partners, a company controlled by Robert McMurrey, Chairman of the Board of Teletouch. Any borrowings under this arrangement are subject to the approval of the Progressive Concepts Communications, Inc. (“PCCI”) Board of Directors and availability of funds. TLL Partners is a wholly owned subsidiary of PCCI. The Company has had limited borrowings under this agreement in the past and has been given no assurances from TLL Partners or PCCI that the necessary approval would be given by the PCCI Board of Directors to fund any future operating or capital needs of Teletouch. The Company’s management does not anticipate that the necessary approvals would be granted by the PCCI Board of Directors, therefore, it is operating under the assumption that there are no available borrowings under this agreement.

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

NOTE E – INVENTORY

The following table reflects the components of inventory (in thousands):

	February 28, 2005			May 31, 2004
	Cost	Reserve	Net Value	Cost	Reserve	Net Value
Pagers and parts	$635	$(115)	$520	$1,113	$(129)	$984
Cellular phones and electronics	11	(11)	—	129	(90)	39
Two-way radios and parts	491	(52)	439	601	—	601
Telemetry devices and parts	775	(292)	483	851	(120)	731

Total inventory and specific reserves	1,912	(470)	1,442	2,694	(339)	2,355

General obsolescence reserve	—	(81)	(81)	—	(82)	(82)

Total inventory and reserves	$1,912	$(551)	$1,361	$2,694	$(421)	$2,273

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

NOTE G – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of (in thousands):

	February 28, 2005	May 31, 2004
Accrued payroll and other personnel expense	$807	$711
Accrued state and local taxes	144	203
Unvouchered accounts payable	719	679
Customer deposits payable	144	145
Other	172	143

Total	$1,986	$1,881

NOTE H – SHORT-TERM DEBT

In February 2005, the Company cancelled its Multiple Advance Promissory Note (“MAP Note”) with First Community Financial Corporation (“FCFC”). The Company initiated the early termination of the MAP Note because it had not needed to access this line of credit for the past several quarters and the continuance of this agreement created unnecessary administration functions and their related costs within the Company. Under the terms of the MAP Note, the Company was required to comply with certain financial covenants on a monthly basis. Failure to maintain compliance with these covenants is an event of default as defined under FCFC Security Agreement. During the first and second quarters of fiscal 2005, the Company was unable to maintain compliance with certain financial covenants in the MAP Note. The Company did receive a waiver of these covenants which allowed the Company to remain in good standing under the terms of the MAP Note for the quarters ending August 31, 2004 and November 30, 2004.

NOTE I – PROVISION FOR LEASE ABANDONMENT AND OTHER COSTS

The following table provides a rollforward of the Company’s liability for future lease payments related to previously closed stores for the three and nine months ended February 28, 2005 (in thousands):

Future Lease Payments
Balance at May 31, 2004	$113
Change in estimate	(7)
Cash outlay	(35)

Balance at August 31, 2004	$71
Change in estimate	(6)
Cash outlay	(17)

Balance at November 30, 2004	$48
Change in estimate	2
Cash outlay	(17)

Balance at February 28, 2005	$33

The provision for lease abandonment and other costs is included in accrued expenses and other liabilities on the Consolidated Balance Sheet. As of February 28, 2005, the remaining amount of $33,000 is expected to be paid through 2005. The $33,000 balance remaining in this provision relates to one remaining retail facility in Waco, Texas. This lease on the Waco building will expire in August 2005. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates.

NOTE J – RELATED PARTY TRANSACTIONS

The Company had certain related party sales, purchases and incurred certain expenses during the three and nine months ended February 28, 2005 and February 29, 2004 with Progressive Concepts, Inc. (PCI) a company controlled by Robert McMurrey, Teletouch’s Chairman, as follows:

	Three Months Ended		Nine Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Revenues from PCI:
Pager sales	$900	$4,800	$400	$17,600
Pager services and other	2,900	10,600	17,400	39,200

Total revenues from PCI	$3,800	$15,400	$17,800	$56,800

Purchases from PCI:
Cellular phone equipment and services	$4,000	$1,700	$11,500	$9,700

Expenses with PCI:
Answering services	$90,000	$90,000	$270,000	$270,000

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

NOTE K – SHAREHOLDERS’ EQUITY

Redeemable Common Stock Payable: On January 29, 2004, Teletouch acquired substantially all of the two-way radio assets of DCAE, Inc. d/b/a Delta Communications, Inc. (“Delta”), and in conjunction, the Company deferred the issuance of 640,000 shares of Teletouch’s common stock subject to certain reductions specified in the asset purchase agreement between Teletouch and Delta that cannot exceed 100,000 shares of common stock. This obligation was payable on February 15, 2005 at which time up to 640,000 restricted shares of common stock were to be issued in accordance with the purchase agreement. Due to certain negotiations with Delta regarding certain share reductions allowable under the purchase agreement, the Company did not issue any of these securities until March 2005. During March 2005, the Company and Delta agreed to a net number of shares to be issued of 580,000 shares of Teletouch common stock. Before the issuance of this common stock, Delta informed the Company of its intention to redeem 25% of these securities in accordance with the purchase agreement, therefore, in March 2005, the Company issued 435,000 shares of its common stock to Delta and a payment of $152,250 for the redemption of the remaining 145,000 shares of common stock that Delta was owed but chose to redeem. The table below recaps the shares issued to Delta:

Original shares per agreement	640,000
Less: negotiated share reduction	(60,000)

Net shares due to Delta	580,000
Less: 25% of shares redeemed in advance of issuance	(145,000)

Net shares issued to Delta in March 2005	435,000

The shares of common stock to be issued contain a put option allowing the holder to sell 25% of the remaining shares held each quarter, beginning February 28, 2005, back to the company at a specified price as follows:

Date in Which Stock Can be Put Back to Company	Put Price
February 28, 2005 - November 30, 2005	$1.05
December 1, 2005 – November 30, 2006	$1.10
December 1, 2006 – November 30, 2007	$1.15

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

NOTE L – SEGMENT INFORMATION

The Company’s consolidated financial statements include two reportable segments: Paging and Messaging Services and Two Way Radio Services. The Company determines its reportable segments based on the aggregation criteria of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). Paging and messaging services represent paging services provided to subscribers on the Company’s one-way paging system and related pager equipment sales. Two way radio services represent services provided on the Company’s Logic Trunked Radio (“LTR”) system and the related radio equipment sales as well as radio equipment sales to customers operating their own two-way radio system. The Company measures the operating performance of each segment based on adjusted EBITDA.

The following summarizes the Company’s financial results for each segment for the three and nine months ended February 28, 2005 and February 29, 2004 (in thousands):

	Three Months Ended		Nine Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Service, rent and maintenance revenue
Paging	$4,364	$5,401	$13,800	$16,750
Two Way	393	355	1,318	1,007
Other	38	27	113	59

Total service, rent and maintenance revenue	4,795	5,783	15,231	17,816

Product sales revenue
Paging	149	200	506	688
Two Way	904	492	2,707	1,180
Other	20	77	242	372

Total product sales revenue	1,073	769	3,455	2,240

Operating Revenue	$5,868	$6,552	$18,686	$20,056

Reconciliation of adjusted EBITDA to net income (loss):
Adjusted EBITDA
Paging	$2,378	$3,801	$7,530	$12,396
Two Way	104	32	421	(11)
Corporate Overhead	(2,172)	(2,952)	(6,253)	(9,159)
Other	(167)	(188)	(505)	(117)

Total adjusted EBITDA	143	693	1,193	3,109

Less non-recurring and non-cash expenses:
Restructure Expense	2	—	(17)	(60)
Compensation Exp - Stock Options	5	(17)	5	131

	7	(17)	(12)	71

Less:
Depreciation and amortization	784	904	2,518	2,858
Interest expense, net	121	91	332	276
Loss (gain) on disposal of assets	21	298	(30)	365
Income tax benefit	(253)	(148)	(492)	(77)

	673	1,145	2,328	3,422

Net loss	$(537)	$(435)	$(1,123)	$(384)

The Company measures accounts receivable, inventory and property, plant and equipment by segments. A component of corporate assets is cash in the amount of $1.1 million and $0.1 million as of February 28, 2005 and May 31, 2004, respectively. Also, included in corporate assets is related party accounts receivable, deferred income taxes, prepaid expenses and property, plant and equipment.

The Company’s assets by segment as of February 28, 2005 and May 31, 2004 are as follows (in thousands):

	February 28, 2005	May 31, 2004
Assets
Paging	$7,339	$9,690
Two Way	2,472	2,701
Corporate	2,655	1,380
Other	625	933

Total Assets	$13,091	$14,704

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

NOTE M – ACQUISITIONS

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

Statements in this document that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “project,” “intend,” “expect,” “believe,” “plan,” and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. Any Form 10-K, Annual Report to Shareholders, Form 10-Q or Form 8-K of Teletouch may include forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements have been made and may in the future be made by or on behalf of Teletouch, including with respect to the matters referred to above. These forward-looking statements are necessarily estimates, reflecting the best judgment of senior management that rely on a number of assumptions concerning future events, many of which are outside of our control, and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this document. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, without limitation:

•	The effects of vigorous competition in the markets in which we operate and competition for more valuable customers, which may decrease prices charged, increase churn, and change the customer mix, profitability, and average revenue per unit;

•	Uncertainty concerning the growth rate for the wireless communications and telemetry industries in general;

•	The risks associated with the implementation of our telemetry products and services and our technology development strategy, including risks relating to the implementation and operations of new systems and technologies, and potential unanticipated costs, the need to enter into agreements with third parties, uncertainties regarding the adequacy of suppliers on whom we must rely to provide both network and consumer equipment, and consumer acceptance of the products and services to be offered;

•	Uncertainty about the level of consumer demand for our telemetry products and services, including the possibility of consumer dissatisfaction which could result from unfamiliarity with new technology and different footprint, service areas, and levels of customer care;

•	The ability to enter into agreements to provide services throughout the United States and the cost of entering new markets necessary to provide these services;

•	Our ability to effectively develop and implement new services, offers, and business models to profitably serve that segment of the population not currently using telemetry services and the possible impact of those services and offers on our business;

•	The risk of increased churn and adverse impacts on our ability to grow our paging subscriber base resulting from popularity of cellular products and services provided by our competitors, or customer dissatisfaction with our products and services;

•	The ongoing global and U.S. trend towards consolidation in the telecommunications industry, which may have the effect of making our competitors larger and better financed and give these competitors more extensive resources, improved buying power, and greater geographic reach, allowing them to compete more effectively;

•	The requirements imposed on us or latitude allowed to competitors by the FCC or state regulatory commissions under the Telecommunications Act of 1996 or other applicable laws and regulations;

•	The inability to establish a significant market presence in new geographic and service markets;

•	The availability and cost of capital and the consequences of increased leverage;

•	The impact of any unusual items resulting from ongoing evaluations of our business strategies;

•	The risks and uncertainties associated with the acquisition and integration of businesses and operations;

•	The risk of insolvency of vendors, customers, and others with whom we do business;

•	The additional risks and uncertainties not presently known to us or that we currently deem immaterial; and

•	Those factors discussed under “Additional Factors That May Affect Our Business, Future Operating Results, and Financial Condition.”

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

Teletouch is a leading provider of wireless telecommunications services, primarily paging services, in non-major metropolitan areas and communities in the southeast United States. As of February 28, 2005, the Company had approximately 162,300 pagers in service. The Company derives the majority of its revenues from fixed, periodic fees, not dependent on usage, charged to subscribers for paging services. As long as a subscriber remains on service, operating results benefit from the recurring payments of the fixed, periodic fees without incurring additional selling expenses or other fixed costs.

The Company continues to follow its overall business strategy of minimizing the level of customer attrition while attempting to develop new recurring revenue streams from telemetry products or through acquisitions to minimize the impact of the loss in recurring revenues from its declining paging subscriber base. On October 25, 2004, the Company executed two non-binding letters of intent to purchase the home and commercial security alarm businesses owned and operated by Progressive Concepts Communications, Inc. (“PCCI”), a company controlled by Robert McMurrey, Chairman of Teletouch. These businesses have a growing base of security subscribers that generate monthly recurring revenues that would help Teletouch offset some of the losses in its pager revenues. Additionally, these companies are based on technologies that are complementary to those used by Teletouch’s developing telemetry business. The Company’s successful recapitalization of its debt and certain equity securities during fiscal 2002 and the restructuring of its operations during fiscal 2003 and 2004 have allowed the Company to be able to generate sufficient cash flows to meet its capital needs for the previous two fiscal years. In order for the Company to continue to generate sufficient cash flow to meet its operating and capital needs during the remainder of fiscal 2005, management has begun to restructure its operations and reduce certain operating expenses. In December 2004, the Company relocated its corporate offices and eliminated headcount from its field operations and its corporate office. The relocation allowed the Company to bring all of its corporate functions together in one facility further improving the efficiency of its operations. During the third quarter, management developed a new compensation program for its two way business to emphasize sales on its Logic Trunked Radio (“LTR”) system. Additionally, during the third quarter, the Company has neared the completion of exiting one of its paging systems in Arkansas by migrating those subscribers to another of its existing paging systems. The Company is currently in discussions with another paging carrier to exchange certain systems that are more geographically beneficial to both parties and would likely result in cost savings for both. Continued cost saving and revenue generating activities are planned during the fourth quarter which are designed to further improve cash flow and operating efficiency. During the first nine months of fiscal 2005, revenues from the telemetry business were less than forecast. Currently, management is less than optimistic that the revenues from the telemetry business will meet expectations during the fourth quarter based on level of active and qualified sales leads as well as the progress of the various customer evaluations that are underway. New telemetry products and sales channels continue to be developed. The Company introduced three new telemetry devices during the third quarter of 2005. Management continues to review the progress of this product line on an ongoing basis.

During the remainder of fiscal year 2005, the Company intends to continue focusing on developing its telemetry services but will place an increased emphasis on stabilizing its core paging business and adding subscribers to its two-way radio system. By continuing to reduce overhead costs, developing a strategy to defend itself in the increasingly competitive pager market and focusing on paging customer retention, the Company believes that it can minimize the impact on operating margins of its declining paging subscriber base while it develops recurring revenue streams from its telemetry products and services or through acquisition to offset the declining paging service revenue. Additionally, if the opportunity to acquire other companies arises, the Company believes it can achieve better operating results than those achieved by the businesses separately by consolidating administrative functions and taking advantage of economies of scale.

In February 2005, the Company cancelled its Multiple Advance Promissory Note (“MAP Note”) with First Community Financial Corporation (“FCFC”). The Company initiated the early termination of the MAP Note because it had not had to access this line of credit for the past several quarters and the continuance of this facility created unnecessary administration and related costs within the Company. Under the terms of the MAP Note, the Company was required to comply with certain financial covenants on a monthly basis. Failure to maintain compliance with these covenants is an event of default as defined under FCFC Security Agreement. During the first and second quarters of fiscal 2005, the Company was unable to maintain compliance with certain financial covenants in the MAP Note. The Company did receive a waiver of these covenants which allowed the Company to remain in good standing under the terms of the MAP Note for the quarters ending August 31, 2004 and November 30, 2004.

Security Business Potential Acquisitions

On October 25, 2004 the Company concurrently executed two non-binding letters of intent to acquire the outstanding equity securities of State Hawk Security, Inc. (“State Hawk”) and the assets of the Hawk Security Services (“Hawk Security”) division of Progressive Concepts, Inc. The Company has engaged the Howard Frazier Barker Elliott, Inc. firm to issue a fairness opinion and perform due diligence on these transactions. Both purchase transactions are contingent upon the satisfactory completion of due diligence, the negotiation of definitive purchase agreements including determination of final purchase prices and the receipt of a fairness opinion by the Company’s Board of Directors. Teletouch is actively seeking financing to complete these transactions.

Hawk Security is an entity that originates security monitoring contracts and performs the customer installation and setup of the systems. State Hawk is a special purpose entity that purchases security monitoring contracts to-date, exclusively from Hawk Security. State Hawk finances these contract acquisitions through a revolving line of credit that it has secured from a third party. See Note J to the financial statements (Related Party Transactions) for a discussion relating to our management’s relationship with this entity.

RESULTS OF OPERATIONS

Operating revenues primarily consist of paging, two way radio and telemetry service revenues and revenues generated from sales of pager, radio and telemetry equipment and their related accessories. Service revenues primarily include fixed monthly access charges for pager, two way radio and telemetry services. We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts and billing disputes. We recognize equipment and accessory sales revenue when title passes to the customer.

Cost of providing service, rent and maintenance consists primarily of:

•	Costs to operate and maintain our network, primarily including direct switch and transmitter site costs, such as rent, utilities, property taxes and maintenance for the network switches and sites, payroll and facilities costs associated with our network engineering employees, frequency leasing costs and roaming fees paid to other carriers;

•	Fixed and variable telecommunication costs, the fixed component of which consists of monthly flat-rate fees for facilities leased from local exchange carriers based on the number of transmitter sites and switches in service in a particular period and the related equipment installed at each site, and the variable component of which generally consists of per-minute use fees charged by wireline providers for long distance charges related to customer use of toll free numbers;

•	The costs to provide customer service and activate service for new subscribers, including payroll of customer service representatives and collection associates and rent, utilities and maintenance of customer service center locations.

Cost of products sold consists of the net book value of items sold from the Company’s product lines which are pager, radio and telemetry equipment and their related accessories and expenses and write-downs of equipment and accessory inventory for shrinkage and obsolescence. We recognize cost of products sold, other than costs related to write-downs of equipment and accessory inventory for shrinkage and obsolescence, when title passes to the customer.

Selling and general and administrative costs primarily consist of customer acquisition costs, commissions earned by our salespeople, payroll costs associated with our direct sales force, billing costs, information technology operations, bad debt expense and back office support activities including customer retention, legal, finance, human resources, strategic planning and technology and product development, along with the related payroll and facilities costs.

The Company has a relatively fixed cost structure related to maintaining its paging network which includes rental of tower space or other fixed location space for its transmitting equipment, telecommunication charges to connect its paging network, and repair and maintenance costs, the Company has been able to reduce its operating expenses over the past year at a rate relative to its losses in revenues. As the Company moves forward with the potential acquisitions of the security business its plan is to leverage the operations of Teletouch to grow the new businesses. The new businesses may afford opportunities in geographic areas that are becoming difficult to justify for paging only operations. Therefore, it is likely that the Company will retain its infrastructure and the related operating expenses in these geographic areas pending completion of the potential acquisitions on the expectation that the new revenue opportunities will justify the expenses. The retaining of certain operating expenses in anticipation of new revenue opportunities coupled with a continuing decline in paging subscribers and the related recurring revenues will likely result in a continued increase in net losses until the Company is able to generate sufficient new revenue growth.

In December 2004, the Company relocated its corporate offices and implemented other cost savings measures. The relocation allowed the Company to bring all of its corporate functions together in one facility further improving the efficiency of its operations. Other sales, operational and organizational changes are planned during the fourth quarter which will further improve cash flow and operating efficiency. Restructuring of the Company’s paging operations will be difficult as the personnel and facilities costs have been reduced to a level that the Company’s management believes that further reductions in these areas may have some negative impact on revenues due to a potential impairment in Teletouch’s ability to service its existing customers. The Company is currently evaluating the profitability of each of its paging systems throughout the Southeast United States. If the revenues on a system were to decline to the point that the system was unprofitable, the Company would be forced to consider its alternatives, which could include shutting that system down and forfeiting the revenues associated unless it is able to convert those customers to another compatible system. During the prior quarter, the Company identified a few paging systems that it operates that have suffered subscriber deterioration to a point that the system was unprofitable. During the third quarter, the Company has neared the completion of exiting one of its unprofitable paging systems in Arkansas by migrating those subscribers to another of its existing paging systems. The Company is currently in discussions with another paging carrier to exchange certain systems that are more geographically beneficial to both parties and would likely result in cost savings for both which would likely improve the profitability of these systems. Continued cost saving and revenue generating activities are planned during the fourth quarter which are designed to further improve cash flow and operating efficiency. The Company will continue to review and implement certain programs during fiscal 2005 in an attempt to stabilize its current paging subscriber base and reduce the cost of supporting these customers.

Service, Rent and Maintenance Revenue and Cost of Service, Rent and Maintenance for the Three and Nine Months ended February 28, 2005 and February 29, 2004

(dollars in thousands)					Change from Previous Year
	February 28, 2005	% of Oper Rev	February 29, 2004	% of Oper Rev	Dollars	%
Three Months ended

Service, rent, and maintenance revenue
Paging	$4,364	74%	$5,401	83%	$(1,037)	(19)%
Two way radio	393	7%	355	5%	38	11%
Telemetry	37	1%	26	0%	11	42%
Other	1	0%	1	0%	—	0%

Service, rent, and maintenance revenue	4,795	82%	5,783	88%	(988)	(17)%
Cost of service, rent and maintenance (exclusive of depreciation & amortization)	2,690	46%	2,772	42%	(82)	(3)%

Service gross margin	$2,105		$3,011		$(906)

Service gross margin percentage	44%		52%		92%

Nine Months ended

Service, rent, and maintenance revenue
Paging	$13,800	74%	$16,750	84%	$(2,950)	(18)%
Two way radio	1,318	7%	1,007	5%	311	31%
Telemetry	113	1%	59	0%	54	92%
Other	—	0%	—	0%	—	0%

Service, rent, and maintenance revenue	15,231	82%	17,816	89%	(2,585)	(15)%
Cost of service, rent and maintenance (exclusive of depreciation & amortization)	8,209	44%	8,284	41%	(75)	(1)%

Service gross margin	$7,022		$9,532		$(2,510)

Service gross margin percentage	46%		54%		97%

Service, Rent and Maintenance Revenue Discussion for the Three Months Ended February 28, 2005 and February 29, 2004

The 19% decline in paging service revenue for the three months ended February 28, 2005 resulted from fewer pagers in service. Pagers in service decreased to approximately 162,300 as of February 28, 2005 as compared to approximately 190,400 as of February 29, 2004, due to a continuing decline in the demand for one-way paging service. Paging subscriber loss rates as a percentage of total paging subscribers has remained flat from year to year, however, as the subscriber base continues to shrink the impact on revenues of these subscriber losses continues to decline. Teletouch anticipates that the demand for one way paging services will continue to decline for the foreseeable future, which will result in reductions in service, rent and maintenance revenues due to the lower volume of subscribers.

The 11 % increase in two-way service revenue for the three months ended February 28, 2005 is due primarily to the acquisition of the customer base from Delta Communications in the Dallas / Fort Worth, Texas market. The asset purchase transaction with Delta Communications was closed in January 2004.

The 42% increase in telemetry service revenue for the three months ended February 28, 2005 is due to the Company beginning to recognize limited sales success in this new product line as a result of the resolution of many of the technical issues experienced with these products in the prior year. The primary source of revenue during the quarter ended February 28, 2005 was from services provided for the VisionTrax™ product which is used to track trailers and rail cars as well as other mobile assets.

Service, Rent and Maintenance Revenue Discussion for the Nine Months Ended February 28, 2005 and February 29, 2004

The 18% decline in paging service revenues for the nine months ended February 28, 2005 resulted from fewer pagers in service. Pagers in service decreased to approximately 162,300 as of February 28, 2005 as compared to approximately 190,400 as of February 29, 2004, due to a continuing decline in the demand for one-way paging service. Paging subscriber loss rates as a percentage of total paging subscribers has remained flat from year to year, however, as the subscriber base continues to shrink the impact on revenues of these subscriber losses continues to decline. Teletouch anticipates that it will continue to decline for the foreseeable future, which will result in reductions in service, rent and maintenance revenues due to the lower volume of subscribers.

The increase in two-way service revenues for the nine months ended February 28, 2005 is due primarily to the acquisition in January 2004 of the customer base from Delta Communications in the Dallas / Fort Worth, Texas market offset by net losses of two way radio customers during the past two quarters as a result of increased competition and a lack of internal focus on additions to the two way radio system. Late in the quarter ended February 28, 2005, the Company revised its compensation plan for its two way radio salespeople to emphasize acquiring customers on its two way radio system and began a capital project to upgrade its Dallas/Fort Worth and East Texas two way radio systems. As of April 19, 2005 the Company has received all of the necessary equipment to upgrade its radio systems and has installed the majority of such equipment. The upgrade of the systems is expected to be completed by the end of April 2005. The Company realized a positive shift in activations upon implementing the new compensation plan and anticipates that subscriber additions will exceed subscriber losses during the next quarter.

The 92% increase in telemetry service revenue for the nine months ended February 28, 2005 is due to the Company beginning to recognize limited sales success in this new product line as a result of the resolution of many of the technical issues experienced with these products in the prior year. The primary source of revenue during the quarter ended February 28, 2005 was from services related to the VisionTrax™ product which is used to track trailers and rail cars as well as other mobile assets.

Teletouch continues to strive to develop new products and services that could partially offset the loss in paging subscribers and the related recurring revenues. To date, the revenues generated by the Company’s new telemetry products have offset only an insignificant portion of the decline in paging revenues. The Company continues to be able to generate sufficient cash to operate the business as a result of certain cost saving measures it has implemented over the past several years. The Company is currently executing a restructuring of its operations, including the relocation of its corporate offices, organizational changes and other cost saving measures to offset some of the continuing paging revenue deterioration and ensure sufficient cash to operate the business during the remainder of fiscal 2005 and into fiscal 2006. During the third quarter, the Company has neared the completion of exiting one of its paging systems in Arkansas by migrating those subscribers to another of its existing paging systems. The Company is currently in discussions with another paging carrier to exchange certain systems that are more geographically beneficial to both parties and would likely result in cost savings for both. Continued cost saving and revenue generating activities are planned during the fourth quarter which are designed to further improve cash flow and operating efficiency. The Company will continue to review and implement certain programs during fiscal 2005 in an attempt to stabilize its current paging subscriber base and reduce the cost of supporting these customers. Some areas of focus include: more aggressive customer retention efforts, pricing strategies to combat the increasingly competitive paging market and locating strategic paging carrier partners to share in the relatively fixed network costs of the paging infrastructure.

Cost of Service, Rent and Maintenance for the Three and Nine Months Ended February 28, 2005 and February 29, 2004

Cost of service, rent and maintenance expense consist of the following significant expense items:

(dollars in thousands)	February 28, 2005	February 29, 2004	Change from Previous Year
Three Months ended

Cost of service, rent and maintenance
Tower lease expense	$815	$588	$227
Third party airtime and network telco costs	750	821	(71)
Salaries and other personnel expense	905	1,040	(135)
Office expense	155	244	(89)
Other expenses	65	79	(14)

Total cost of service, rent and maintenance	$2,690	$2,772	$(82)

Nine Months ended

Cost of service, rent and maintenance
Tower lease expense	$2,246	$1,725	$521
Third party airtime and network telco costs	2,386	2,547	(161)
Salaries and other personnel expense	2,806	2,898	(92)
Office expense	552	755	(203)
Other expenses	219	359	(140)

Total cost of service, rent and maintenance	$8,209	$8,284	$(75)

Explanations for changes in expenses greater that $100,000 are provided below:

Cost of Service, Rent and Maintenance Discussion for the Three Months Ended February 28, 2005 and February 29, 2004

•	The increase in tower lease expense for the three months ended February 28, 2005 is primarily the result of additional tower leases entered into or assumed by the Company as a result of the acquisition of substantially all the assets of Delta Communications, Inc., in January 2004, and Preferred Networks, Inc., in May 2004. In addition, an internal review of the company’s existing tower leases was initiated during the quarter ended February 28, 2005, which resulted in the discovery of an expired lease which contained a holdover penalty clause in the event the lease was carried on a month-to-month basis. This lease expired December 31, 1999 and an accrual of $89,000 additional expense has been recorded to account for the difference between the holdover penalty and the amounts invoiced and paid through February 28, 2005. A new lease is currently being negotiated with the lessor. Additionally, $10,000 has been estimated and accrued for similar liabilities related to other tower leases reviewed.

•	The decrease in salaries and other personnel expense for the three months ended February 28, 2005 is due to a reduction in customer service personnel, 81 employees as of February 29, 2004 as compare to 76 employees as of February 28, 2005 as well as severance benefits paid to terminated employees in the third quarter of fiscal year 2004.

Cost of Service, Rent and Maintenance Discussion for the Nine Months Ended February 28, 2005 and February 29, 2004

•	The increase in tower lease expense for the nine months ended February 28, 2005 is primarily the result of additional tower leases entered into or assumed by the Company as a result of the acquisition of substantially all the assets of Delta Communications, Inc., in January 2004, and Preferred Networks, Inc., in May 2004. In addition, an internal review of the company’s existing tower leases was initiated during the quarter ended February 28, 2005, which resulted in the discovery of an expired lease which contained a holdover penalty clause in the event the lease was carried on a month-to-month basis. This lease expired December 31, 1999 and an accrual of $89,000 additional expense has been recorded to account for the difference between the holdover penalty and the amounts invoiced and paid through February 28, 2005. A new lease is currently being negotiated with the lessor. Additionally, $10,000 has been estimated and accrued for similar liabilities related to other tower leases reviewed.

•	The decrease in third party airtime and network wireline and wireless circuit costs, for the nine months ended February 28, 2005 from the same period in the prior year, is due primarily to a reduction in paging subscribers with coverage on other affiliate’s paging networks and to better telecommunication rates negotiated by the Company.

•	The decline in office expense for the nine months ended February 28, 2005 reflects the effects of closing the Company’s remaining retail store in June 2004 and reducing the number of service center locations as well are relocating most of the remaining 18 service center locations to lower cost lease space in fiscal 2004 and fiscal 2005.

•	The decline in other expenses for the nine months February 28, 2005 reflects reductions in travel and postage costs primarily due to fewer service center locations and employees as well as the Company’s implementation of a formalized travel approval policy at the beginning of fiscal 2005.

Sales Revenue and Cost of Products Sold for the Three and Nine Months ended February 28, 2005 and February 29, 2004

(dollars in thousands)	February 28, 2005	% of Operating Revenues	February 29, 2004	% of Operating Revenues	Change from Previous Year
					Dollars	%
Three Months ended

Product sales revenue
Pagers and accessories	$149	3%	$200	3%	$(51)	(26)%
Two way radios and parts	904	15%	492	8%	412	84%
Telemetry devices and accessories	5	0%	60	1%	(55)	(92)%
Other	15	0%	17	0%	(2)	(12)%

Total product sales revenue	1,073	18%	769	12%	304	40%
Cost of products sold	917	16%	691	11%	226	33%

Product gross margin	$156		$78		$78

Product gross margin percentage	15%		10%

Nine Months ended

Product sales revenue
Pagers and accessories	$506	3%	$688	3%	$(182)	(26)%
Two way radios and parts	2,707	14%	1,180	6%	1,527	129%
Telemetry devices and accessories	179	1%	151	1%	28	19%
Other	63	0%	221	1%	(158)	(71)%

Total product sales revenue	3,455	18%	2,240	11%	1,215	54%
Cost of products sold	3,120	17%	1,885	9%	1,235	66%

Product gross margin	$335		$355		$(20)

Product gross margin percentage	10%		16%

Sales Revenue and Cost of Products Sold Discussion for the Three Months Ended February 28, 2005 and February 29, 2004

Product sales revenue: The 84% increase in two-way product sales revenue for the three months ended February 28, 2005 is attributable primarily to certain sales contracts received as a result of the release of federal grant monies under the Homeland Security programs which allow city, county, and local emergency response entities to upgrade their communications equipment.

Cost of products sold: The 33% increase in cost of products sold for the three months ended February 28, 2005 is attributable primarily to two-way sales revenues.

Sales Revenue and Cost of Products Sold Discussion for the Nine Months Ended February 28, 2005 and February 29, 2004

Product sales revenue: The increase in two-way product sales revenue for the nine months ended February 28, 2005 is attributable primarily to certain sales contracts received as a result of the release of federal grant monies under the Homeland Security programs which allow city, county, and local emergency response entities to upgrade their communications equipment. Additionally, the acquisition of Delta Communications, Inc. in January 2004 allowed the Company to expand its two way business into the Dallas/Fort Worth market and added additional product sales revenue to the Company.

Cost of products sold: The 66% increase in cost of products sold for the nine months ended February 28, 2005 is attributable primarily to certain two-way sales contracts received as a result of the release of federal grant monies under the Homeland Security programs which allow city, county, and local emergency response entities to upgrade their communications equipment. In addition, inventory obsolescence expense increased $236,000 as the Company continues to identify and record obsolete and slow moving products. For the nine months ended February 28, 2005, inventory obsolescence expense totaled $731,000, or 23% of cost of products sold, which primarily related to additional obsolete pager, two-way radio, and telemetry inventory and parts identified in fiscal 2005.

Selling and General and Administrative Expenses for the Three and Nine Months ended February 28, 2005 and February 29, 2004

Cost of selling and general and administrative expenses consist of the following significant expense items:

(dollars in thousands)	February 28, 2005	February 29, 2004	Change from Previous Year
Three Months ended

Selling and general and administrative expenses
Salaries and other personnel expense	$1,246	$1,432	$(186)
Office expense	170	140	30
Advertising expense	24	71	(47)
Professional fees	255	179	76
Taxes and licenses fees	139	249	(110)
Stock-based compensation expense	5	(16)	21
Other expenses	286	324	(38)

Total selling, general and administrative expenses	$2,125	$2,379	$(254)

Nine Months ended

Selling and general and administrative expenses
Salaries and other personnel expense	$3,432	$3,861	$(429)
Office expense	449	395	54
Advertising expense	127	220	(93)
Professional fees	738	731	7
Taxes and licenses fees	474	549	(75)
Stock-based compensation expense	5	132	(127)
Other expenses	927	961	(34)

Total selling and general and administrative expenses	$6,152	$6,849	$(697)

Explanations for changes in expenses greater than $100,000 are provided below:

Selling and General and Administrative Expenses Discussion for the Three Months Ended February 28, 2005 and February 29, 2004

•	The decrease in salaries and other personnel expense for the three months ended February 28, 2005 is due to a reduction in the number of selling and general and administrative employees, 62 employees as of February 29, 2004 as compared to 52 employees as of February 28, 2005, as well as to severance benefits paid to terminated employees in the third quarter of fiscal year 2004. This decrease in salaries was partially offset by the Company’s hiring of Thomas A. Hyde, Jr. as Chief Executive Officer in October 2004. and the additional personnel added as a result of acquiring Delta Communications, Inc. in January 2004 and acquiring Preferred Networks, Inc. in May 2004.

•	The reduction in taxes and license fees for the three months ended February 28, 2005 is primarily due to overaccrual of franchise tax in the prior year.

Selling and General and Administrative Expenses Discussion for the Nine Months Ended February 28, 2005 and February 29, 2004

•	The decrease in salaries and other personnel expense for the nine months ended February 28, 2005 is due to a reduction in the number of selling and general and administrative employees, 62 employees as of February 29, 2004 as compared to 52 employees as of February 28, 2005, as well as to severance benefits paid to terminated employees in the third quarter of fiscal year 2004. This decrease in salaries was partially offset by the Company’s hiring of Thomas A. Hyde, Jr. as Chief Executive Officer in October 2004 and the additional personnel added as a result of acquiring Delta Communications, Inc. in January 2004 and acquiring Preferred Networks, Inc. in May 2004. See Note M to the financial statements (Acquisitions) for discussion of the acquisition of Preferred Networks, Inc.

•	Stock-based compensation expense for the nine months ended February 28, 2005 declined due to a decrease in the market price of the Company’s stock. The Company records compensation expense and reduction of previously recorded compensation expense associated with some repriced options in accordance with the Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”.

Other Operating Expenses for the Three and Nine Months Ended February 28, 2005 and February 29, 2004

(dollars in thousands)	February 28, 2005	February 29, 2004	Change from Previous Year
Three Months ended

Depreciation and amortization	$784	$904	$(120)
Loss (gain) on sale of assets	21	298	(277)

Total other operating expenses	$805	$1,202	$(397)

Nine Months ended

Depreciation and amortization	$2,518	$2,858	$(340)
Loss (gain) on sale of assets	(30)	365	(395)

Total other operating expenses	$2,488	$3,223	$(735)

Other Operating Expenses Discussion for the Three and Nine Months Ended February 28, 2005 and February 29, 2004

Depreciation and amortization: The decline in depreciation and amortization expense is due the continued effort of the Company to purchase equipment only as necessary to maintain the paging infrastructure and an adequate supply of pagers to lease to customers as well as the aging of the existing capital assets.

Loss (gain) on sale of assets: The decrease in loss on disposal of assets is due primarily to the write-off of $0.3 million of computer software programs in the quarter ended February 29, 2004. The Company purchased the computer software, in fiscal 2003, which was represented to be a fully integrated system. After a year of implementation, it was determined that the software was not capable of handling the complexities of a telecommunications company.

Interest Expense, Net of Interest Income for the Three and Nine Months Ended February 28, 2005 and February 29, 2004

Interest expense, net of interest income primarily consists of the accretion of the redeemable common stock purchase warrants and common stock payable, interest expense related to a line of credit with First Community Financial Corporation (“FCFC”) and the interest related to various automobile notes. During February 2005, the Company terminated the line of credit with FCFC and paid an additional $10,000 in interest to FCFC related to the minimum interest charge due under the agreement of $5,000 per month through the original expiration of the agreement.

Income Tax Benefit for the Three and Nine Months Ended February 28, 2005 and February 29, 2004

The effective benefit tax rate is 31% for the nine months ended February 28, 2005 as compared to 17% for the same period in the prior year. The difference in the effective benefit rate and the statutory rate is due primarily to interest expense related to the redeemable common stock warrants being non-deductible for tax purposes.

FINANCIAL CONDITION

(in thousands)	Nine Months Ended		Change
	February 28, 2005	February 29, 2004
Cash provided by operating activities	$2,254	$2,873	$(619)
Cash used in investing activities	(1,118)	(2,854)	1,736
Cash used in financing activities	(79)	(416)	337

Net increase (decrease) in cash	$1,057	$(397)	$1,454

Operating Activities

Teletouch’s cash balance was $1.1 million as of February 28, 2005 as compared to $0.1 million at May 31, 2004. The decrease in cash provided by operations during the nine months ended February 28, 2005 over the same period in the prior year is primarily due to $739,000 additional net loss resulting from the continued decline in paging service revenue. The decrease in cash provided by operations is partially offset by the reduction of the Company’s levels of inventories accomplished by decreasing its purchasing during the current year which contributed cash to the business. A large portion of the net loss recognized this year resulted from inventory obsolescence of $731,000 as compared to inventory obsolescence of $495,000 during the same period in the prior year. The inventory obsolescence expense relates primarily to certain paging and telemetry inventory that became obsolete due to changes in the Company’s product lines or its channels of distribution.

Investing Activities

Cash used by investing activities decreased during the nine months ended February 28, 2005 as compared to the same period in the prior year due to a $558,000 reduction in capital expenditures, primarily related to leased pagers. Additionally, during the prior year, the Company funded a note receivable to Streamwaves.com, Inc. in the amount of $250,000 and acquired certain long lived and intangible assets from Delta Communications, Inc. for which there were no similar transactions in the current year.

Teletouch’s operations require capital investment to purchase inventory for lease to customers and to acquire paging infrastructure equipment to support the Company’s existing subscribers. Net capital expenditures, including pagers, were $1.2 million and $1.8 million for the first nine months of fiscal years 2005 and 2004, respectively. Teletouch anticipates capital expenditures to continue to decline during the remainder of fiscal 2005 due primarily to the continuing decline in the number of leased pagers in service, which will result in total capital expenditures declining as compared to fiscal 2004. Additionally, the Company plans to replace only necessary equipment to maintain the paging infrastructure. Teletouch expects to pay for these expenditures with cash generated from operations.

Financing Activities

The decrease in cash used by financing activities for the nine months ended February 28, 2005 as compared to the same period in the prior year was due primarily to approximately $350,000 less in principal payments made on the Company’s credit agreement with TLL Partners (“TLL Note”).

Current Position/Future Requirements

Based on current and anticipated levels of operations, the Company’s management anticipates that net cash provided by operating activities including the effects of planned restructuring activities, if successful, together with the $1.1 million of cash on hand will be adequate to meet its anticipated cash requirements for the next twelve months. Revenues from the Company’s telemetry product lines have grown but continue to be insignificant during the three and nine months ended February 28, 2005 and management expects that revenues from the telemetry product line will continue to be insignificant through the remainder of fiscal 2005 as customer evaluations continue to take longer than originally expected. New telemetry products and channels continue to be developed but are being developed slowly due to the capital requirements of this activity.

Because the Company’s new revenue initiatives have been slow to develop, management is currently executing a restructuring of its operations to eliminate certain expenses to help the Company meet its cash requirements for the remainder of fiscal 2005. Sales, operational and organizational changes have been planned as the Company moves forward which are designed to improve cash flow and operating efficiency. Certain of the restructuring plans could be altered if the Company is successful in generating additional new revenues or is successful in completing the acquisition and integration of the security businesses.

The Company is seeking financing to complete the security business acquisitions previously discussed as well provide additional working capital to fund the Company’s operations. From May 2002 through the first quarter of fiscal 2005, the Company had available borrowings under a credit facility with TLL Partners, a company controlled by Robert McMurrey, Chairman of the Board of Teletouch, and under a separate credit facility with FCFC. During the quarter ended November 30, 2004, the Company was notified by both lenders of restrictions placed on the availability of these borrowings.

As of February 28, 2005, the Company has no borrowings outstanding under its $2.2 million promissory note with TLL Partners. Any borrowings under this arrangement are subject to the approval of the PCCI Board of Directors and availability of funds. TLL Partners is a wholly owned subsidiary of PCCI. The Company has had limited borrowings under this agreement in the past and has been given no assurances from TLL Partners or PCCI that the necessary approval would be given by the PCCI Board of Directors to fund any future operating or capital needs of Teletouch. The Company’s management does not anticipate that the necessary approvals would be granted by the PCCI Board of Directors, therefore, it is operating under the assumption that there are no available borrowings under this agreement.

In February 2005, the Company cancelled its Multiple Advance Promissory Note (“MAP Note”) with First Community Financial Corporation (“FCFC”). The Company initiated the early termination of the MAP Note because it had not had to access this line of credit for the past several quarters and the continuance of this agreement created unnecessary administration functions and their related costs within the Company. Under the terms of the MAP Note, the Company was required to comply with certain financial covenants on a monthly basis. Failure to maintain compliance with these covenants is an event of default as defined under FCFC Security Agreement. During the first and second quarters of fiscal 2005, the Company was unable to maintain compliance with certain financial covenants in the MAP Note. The Company did receive a waiver of these covenants which allowed the Company to remain in good standing under the terms of the MAP Note for the quarters ending August 31, 2004 and November 30, 2004.

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

Obligations and Commitments

As of February 28, 2005, our contractual payment obligations under our long-term debt agreements and operating leases for office and transmitter locations are indicated in the table below. For purposes of the table below, purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify significant terms, including: fixed or minimum quantities to be purchased, minimum pricing and the approximate timing of transactions. Teletouch has no such purchase obligations at February 28, 2005. Other long-term liabilities is comprised of certain redeemable common stock warrants issued in conjunction with the Company’s debt restructuring in May 2002 and certain shares of Teletouch Common Stock which were due to be issued in February 2005 in conjunction with the purchase of certain assets from Delta Communications, Inc.

(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations

Debt obligations	$187	$72	$113	$2	$—
Operating lease obligations	4,354	1,899	2,304	137	14
Purchase obligations	—	—	—	—	—
Other long-term liabilities	3,648	489	3,159	—	—

Total significant contractual cash obligations	$8,189	$2,460	$5,576	$139	$14

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

Allowance for Doubtful Accounts: Estimates are used in determining the allowance for doubtful accounts and are based on historic collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages Teletouch reviews historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues; Teletouch compares the ratio of the allowance for doubtful accounts to gross receivables to historic levels and Teletouch monitors collections amounts and statistics. Teletouch’s allowance for doubtful accounts was $228,000 as of February 28, 2005. Based on the information available to the Company, management believes the allowance for doubtful accounts as of February 28, 2005 was adequate. However, actual write-offs might exceed the recorded allowance.

Reserve for Inventory Obsolescence: Reserves for inventory obsolescence are computed using estimates that are based on sales trends, a ratio of inventory to sales, and a review of specific categories of inventory. In establishing its reserve, Teletouch reviews historic inventory obsolescence experience including comparisons of previous write-offs to provision for inventory obsolescence and the inventory count compared to recent sales trends. Prior to fiscal 2004, inventory obsolescence has been within our expectations and the provision established. During fiscal 2004 and the first quarter of fiscal 2005, the Company recorded additional reserves for inventory obsolescence to recognize the deterioration in the market value of certain pager, cellular and electronics and telemetry inventory. Pager inventory was impaired primarily due to a decline in market value of certain damaged pagers that are repaired by the Company. Cellular and electronic inventory became impaired after many months of attempting to sell off this excess equipment and the Company recorded a reserve equaling the total value of this inventory. Certain telemetry inventory, primarily related to the Company’s fixed monitoring product line, was impaired subsequent to the Company exiting this business line. Other telemetry inventory became impaired due to technical problems that were not corrected by the Company’s vendors. Teletouch management cannot guarantee that the Company will continue to experience the same obsolescence rates that it has in the past which could result in material differences in the reserve for inventory obsolescence and the related inventory write-offs. The reserve for inventory obsolescence was $551,000 at February 28, 2005.

Revenue Recognition: Teletouch’s revenue consists primarily of monthly service and lease revenues charged to customers on a monthly, quarterly, semi-annual or annual basis. Deferred revenue represents service fees billed in advance and recognized into earnings as the services are provided. Revenue also includes sales of messaging devices, two-way radios, telemetry devices and other products directly to customers and resellers. Teletouch recognizes revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB 104). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable, and (4) collectibility is reasonably assured. Teletouch believes, relative to sales of one-way messaging equipment, that all of these conditions are met, therefore, product revenue is recognized at the time of shipment. Revenue from sales of other products is recognized upon delivery.

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

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company does not anticipate that the adoption of SFAS 123 (R) will have a significant impact on the Company’s overall results of operations or financial position.

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

Teletouch may be unable to secure the financing needed for future acquisitions

Teletouch may be unable to secure financing or only be presented with financing options that contain unfavorable terms to finance future acquisitions. If financing is unavailable to the Company, Teletouch will be unable to complete the acquisitions it is currently evaluating which could generate additional revenues to offset the decline in paging revenues. The Company would then be forced to grow its revenues from its existing businesses, which to-date has proved difficult without adequate capital funding.

Teletouch must continue to minimize the reduction in its subscriber base while expanding its product offerings to offset the losses in its paging service revenues.

Teletouch’s future revenue growth is not dependent on any single or small group subscriber base, but will continue to concentrate on business accounts and on individuals interested in continuity, quality and personal service. As of the quarter ended February 28, 2005, Teletouch had approximately 162,300 pagers in service as compared to approximately 190,400 pagers in service at February 29, 2004. Teletouch must minimize the reduction in its subscriber base and expand its product offerings to generate revenues to offset the losses in its paging service revenues. There is no guarantee that our future efforts in this area will decrease subscriber attrition.

Any type of systems failure could reduce sales, increase costs or result in claims of liability.

Despite the Company’s implementation of preventive safety measures, Teletouch’s technology is vulnerable to system failure due to such things as computer viruses, unauthorized access, energy blackouts, natural disasters, and telecommunications failures. Any system failure, accident or security breach could cause significant interruptions in our operations. In addition, we could be subject to liability for any loss or damage to our customers’ data or applications or inappropriate disclosure of customers’ confidential information. The cost to remedy a system failure, accident or security breach could have a significant effect on our financial condition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We did not have any foreign currency hedges or other derivative financial instruments as of February 28, 2005. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

There were no changes in the Company’s internal control over financial reporting during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

The Company received a comment letter from the Securities and Exchange Commission (the “SEC”) relating to the accounting treatment of certain transactions reported in its prior period financial statements, including the accounting treatment of its 2002 debt restructuring (the “Comment Letter”) in February 2005 to which it responded in March 2005. Subsequently the Company received an additional comment letter dated April 8, 2005 following up on the Company’s responses (collectively, the “Comment Letters”). Based on the Company’s initial review of the Comment Letters, in conjunction with its independent auditors, the Company believes that the issues raised in the Comment Letters will not materially impact the financial statements to be filed with its Quarterly Report on Form 10-Q for the period ended February 28, 2005 and that the Quarterly Report will be filed within the timeframe prescribed under the filing extension. However, the Company is in the process of assessing the impact, if any, the Comment Letters may have on its prior period financial statements. As of the date hereof, it has not reached a conclusion concerning such impact, if any.

On February 25, 2005, the Company filed a preliminary proxy statement in connection with its 2004 Annual Stockholder Meeting which was scheduled to take place on March 25, 2005 (the “Annual Meeting”). The Record Date for the Annual Meeting was set at January 26, 2005. However, in light of the above-referenced SEC comment process, the Company suspended its proxy solicitation efforts pending the clearance of all SEC comments and the SEC’s review of the preliminary proxy disclosures. Consequently, the Company will set new meeting and record dates for the Annual Report as soon as it receives such clearance. As of the date hereof, the Company’s Board of Directors has not set such dates as the Company is in the process of responding to SEC comments set forth in the Comment Letter.

In February 2005, the Company cancelled its Multiple Advance Promissory Note (“MAP Note”) with First Community Financial Corporation (“FCFC”). The Company initiated the early termination of the MAP Note because it had not had to access this line of credit for the past several quarters and the continuance of this agreement created unnecessary administration functions and their related costs within the Company. Because the Company had not relied on the availability of funds under this agreement, its was not considered a material contract at the time of its cancellation.

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

Date: April 19, 2005	TELETOUCH COMMUNICATIONS, INC.
Registrant

	By:	/s/ Thomas A. Hyde, Jr.
Thomas A. Hyde, Jr. Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ J. Kernan Crotty
J. Kernan Crotty President, Chief Operating Officer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)