Form 10-K/A
period 2004-05-31
TELETOUCH COMMUNICATIONS INC
filed 2005-11-08
CIK 928659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

1913 Deerbrook Drive, Tyler, Texas 75703 (903) 595-8800

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock, $0.001 par value, listed on the American Stock Exchange.

Securities registered pursuant to Section 12(g) of the Exchange Act:

None.

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

As of November 1, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on that date, was approximately $1,362,457. As of November 1, 2005, the registrant had outstanding 48,796,667 shares of Common Stock.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the 2004 Form 10-K/A) amends the Annual Report on Form 10-K of Teletouch Communications Inc. (the “Company”) for the year ended May 31, 2004 (the 2004 Form 10-K), which was originally filed on September 1, 2004. This Form 10-K/A is being filed to reflect the results of comments that the Company received from the staff of the Division of Corporation Finance (the Staff) of the Securities and Exchange Commission (the SEC) in connection with the Staff’s normal periodic review of its filings.

In the 2004 Form 10-K, the fiscal 2002 and 2003 financial statements were reported as previously filed. The fiscal 2002 and 2003 financial statements included the accounting for the Company’s May 2002 extinguishment of certain junior debt (the “May 2002 Exchange Transaction”) and its November 2002 exchange of Series C Preferred Stock and redeemable common stock purchase warrants for its Series A and Series B Preferred Stock, warrants for the purchase of shares of Series B Preferred Stock, common stock warrants and shares of its common stock (the “November 2002 Exchange Transaction”). The SEC staff initiated discussions with the Company about the Company’s accounting for the two Exchange Transactions which included discussions concerning the method used to value the shares of the Series C Preferred Stock issued and whether or not the Series C Preferred Stock contained a “beneficial conversion feature” which should be accounted for under Emerging Issues Task Force Issue No. (EITF) 98-5 and EITF 00-27. The accounting under EITF 98-5 and EITF 00-27 would have required an amount to be recorded as period dividends on the Series C Preferred Stock.

In the May 2002 Exchange Transaction the Company retired certain junior debt, and later, after receiving shareholder approval in November 2002 and in conjunction with the November 2002 Exchange Transaction, issued to the holders of that debt shares of its Series C Preferred Stock or redeemable stock purchase warrants in exchange for outstanding shares of its Series A and Series B Preferred Stock, warrants for the purchase of shares of Series B Preferred Stock, common stock warrants and shares of its common stock (the Exchanged Securities). The holders of the Exchanged Securities included an entity affiliated with the Company’s Chairman of the Board, Robert M. McMurrey. In its original accounting for the two transactions, the Company based the value of the Series C Preferred Stock, which reflected a $.04 per share value for the Common Stock (44,000,000 shares in the aggregate) into which the Series C Preferred Stock was convertible, on the present value methodology used by Hoak Breedlove Wesneski & Co (“HBW”), an independent third party, which had been retained by the Company to issue a fairness opinion related to the Exchange Transactions. The Company used this valuation to record the securities issued and apportioned the value of the securities which it issued between the May 2002 Exchange Transaction and the November 2002 Exchange Transaction.

Based upon its evaluation and response to the Staff’s comments the Company has concluded that the shares of the Series C Preferred Stock issued in the May 2002 and November 2002 Exchange Transactions should have been valued based the market value of the underlying 44,000,000 share of common stock into which the Series C Preferred Stock could be converted, which was $.33 per share when the Series C Preferred Stock was issued in November, 2002, rather than the present value methodology originally used. In addition, the Company has concluded that the change in the value assigned to the Series C Preferred Stock would mean that it does not contain a beneficial conversion feature as defined in EITF 98-5 and EITF 00-27. This change in the valuation of the shares of the Series C Preferred Stock and the restatement of the Company’s 2002 and 2003 consolidated financial statements changes the following items:

•	reduce by $5.1 million, to $64.5 million from $69.6 million, the gain on the May 2002 Exchange Transaction thereby reducing net income applicable to common shareholders of $58.7 million or $12.14 and $0.64 per share basic and diluted, respectively, to $53.6 million or $11.09 and $0.59 per share basic and diluted, respectively, for the year ended May 31, 2002; and

1

•	reduce, by $7.6 million to $28.8 million from $36.4 million, the gain from the November 2002 Exchange Transaction thereby reducing net income applicable to common shareholders of $35.6 million or $1.21 and $0.39 per share basic and diluted, respectively, to $28.0 million which was further reduced by $23.6 million to $4.4 million as a result of allocating the undistributed earnings to the Series C Preferred Stock or $0.96 and $0.30 per share basic and diluted, respectively, for the year ended May 31, 2003.

The reduction in net income applicable to common shareholders in the second quarter of fiscal 2003 by the rights of the Series C Preferred Stock to participate in earnings resulted from the Company calculating and presenting earnings per share (“EPS”) using the two-class method as illustrated in EITF 03-06. This change in method of computing EPS was recommended by the staff at the SEC but because Company has never declared or paid dividends on its common stock and because the Series C Preferred Stock participates in dividends on a pro rata basis with the common stock, the two-class method of computing EPS results in the same EPS as would be mathematically arrived at using the alternative “if-converted” method of computing EPS.

Total shareholders’ equity is not affected, although there is a change in the components of shareholders’ equity. The specific change is:

•	The reduction in the gain from the May 2002 Exchange Transaction increases the Company’s accumulated deficit by $5.1 million with an offsetting increase of the amount recorded for the outstanding Series C preferred Stock,

In connection with the Company’s restatement of its consolidated financial statements the Company’s registered public accounting firms have also reissued their reports, which are included under the heading “Reports of Registered Public Accounting Firms” with the accompanying consolidated financial statements. For the convenience of the reader, this 2004 Form 10-K/A sets forth the complete text of the Company’s originally filed 2004 Form 10-K in its entirety rather than just the amended portions thereof. No attempt has been made in this 2004 Form 10-K/A to modify or update other disclosures presented in the 2004 Form 10-K, other than to correct typographical and other immaterial errors or to include amended information set forth in prior amendments thereto. Except for the adjustments described above, this 2004 Form 10-K/A does not reflect events occurring after September 1, 2004, the date of the original filing of the Company’s 2004 Form 10-K, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this 2004 Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the 2004 Form 10-K, and any amendments thereto.

The following items have been amended as a result of the restatement described above:

Part II — Item 6. — Selected Financial Data

Part II — Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II — Item 8. — Financial Statements and Supplementary Data

Part II — Item 9A. — Controls and Procedures

Part IV — Item 15. — Exhibits, Financial Statement Schedules

TELETOUCH COMMUNICATIONS, INC.

ANNUAL REPORT ON FORM 10-K/A

Amendment No. 2

For the Year Ended May 31, 2004

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

Our principal office is located at 1913 Deerbrook Drive, Tyler, Texas 75703, and our telephone number is (800) 232-3888. Our address on the world wide web is www.teletouch.com. The information on our web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report. We make available free of charge through our web site our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after we electronically file those reports with the Securities and Exchange Commission.

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

Teletouch’s Common Stock is traded on the American Stock Exchange (“AMEX”) under the symbol TLL.

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

Teletouch has never paid and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Dividends on the Series A Preferred Stock accrued at 14% per annum compounded quarterly through May 17, 2002 when, pursuant to the Restructuring Agreement effective as of that date, dividend accruals ceased. On November 7, 2002, the Company’s common shareholders approved the issuance of 1,000,000 shares of Series C Preferred Stock which were issued in exchange for all of the outstanding shares of Series A Preferred Stock as well as certain other securities. The Series C Preferred Stock was convertible into shares of common stock after May 20, 2005 and to date no cash dividends have been paid on the Series C Preferred Stock.

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

	(In Thousands, except Per Share Data, Pagers in Service and ARPU)
	2004	2003 (9)	2002 (10)	2001	2000
		(Restated)	(Restated)
Service, rent, and maintenance revenue	$23,192	$27,929	$34,335	$42,929	$45,164
Product sales revenue	3,562	6,893	12,234	13,366	11,427

Total operating revenues	26,754	34,822	46,569	56,295	56,591
Total operating expenses (1)(5)(7)(8)	26,920	36,510	45,249	92,979	54,706

Operating income (loss) (1)	(166)	(1,688)	1,320	(36,684)	1,885
Interest expense, net(3)	(357)	(384)	(7,412)	(8,775)	(7,908)
Loss on investments	—	—	—	(356)	—
Gain on extinguishment of debt (3)(4)	—	510	64,505	—	—
Gain on litigation settlement (6)	—	429	—	—	—

Income (loss) before income taxes and extraordinary item(1)(3)(4)(5)(6)(7)(8)	(523)	(1,133)	58,413	(45,815)	(6,023)
Income tax expense/(benefit)	60	(372)	—	—	—

Income (loss) before extraordinary item (1)(3)(4)(5)(6)(7)(8)	(583)	(761)	58,413	(45,815)	(6,023)
Extraordinary item – Gain derived from negative goodwill on purchase of certain assets, net of income tax	64	—	—	—	—

Net income (loss) before preferred stock dividends (1)(3)(4)(5)(6)(7)(8)	$(519)	$(761)	$58,413	$(45,815)	$(6,023)

Net income (loss) applicable to common shareholders (1)(3)(4)(5)(6)(7)(8)	$(519)	$4,437	$53,624	$(50,117)	$(9,741)
Earnings (loss) per share applicable to common stock:
Earnings (loss) per share – basic
Earnings (loss) before extraordinary item applicable to common shareholders (1)(3)(4)(5)(6)(7)(8)	$(0.12)	$0.96	$11.09	$(10.65)	$(2.29)
Extraordinary item	$0.01	$—	$—	$—	$—

Earnings (loss) applicable to common shareholders	$(0.11)	$0.96	$11.09	$(10.65)	$(2.29)
Earnings (loss) per share - diluted
Earnings (loss) before extraordinary item applicable to common shareholders (1)(3)(4)(5)(6)(7)(8)	$(0.12)	$0.30	$0.59	$(10.65)	$(2.29)
Extraordinary item	$0.01	$—	$—	$—	$—

Earnings (loss) applicable to common shareholders	$(0.11)	$0.30	$0.59	$(10.65)	$(2.29)
Pagers in service at end of period	168,000	217,700	271,100	354,700	411,700

Total assets (1)	$14,704	$16,090	$23,638	$31,445	$77,693

Long-term debt and redeemable equity securities, net of current portion (2)(3)(4)(1)	$2,531	$2,230	$2,511	$—	$71,927

Shareholders’ equity (deficit) (1)(3)(4)(5)(6)(7)(8)	$6,802	$7,253	$9,301	$(55,814)	$(11,438)

(1)	2001 information includes impairment charges of $36.6 million related to certain intangible assets recorded in the three month period ended May 31, 2001.

(2)	$66,935,000 of long-term debt was reclassified as a current liability as of May 31, 2001

(3)	$57,100,000 in outstanding principal on the Company’s senior debt and $25,513,000 in outstanding principal and accrued interest were retired on May 20, 2002 as the Company concluded its efforts to recapitalize its debt and certain equity securities. The Company recorded a gain on the extinguishment of debt of $64,505,000. See Note H of Notes to Consolidated Financial Statements.

(4)	$2,536,000 in outstanding principal and accrued interest were retired on December 31, 2002. The Company recorded a gain on the extinguishment of debt of $510,000. Note H of Notes to Consolidated Financial Statements.

(5)	During the second quarter of fiscal 2003, the Company completed verification procedures of its property, plant and equipment. As a result, certain paging infrastructure inventory was not identified therefore a charge of $810,000 was recorded to write off the remaining carrying value of this equipment. Note B of Notes to Consolidated Financial Statements.

(6)	In December 2002, the Company received $429,000 as the result of a favorable legal settlement.

(7)	2002 information includes charges related to the closure of 22 retail stores in the amount of $488,000 for the abandonment of certain leased retail space and $120,000 for the abandonment of related leasehold improvements recorded in the fourth quarter of fiscal 2002.

(8)	2003 information includes charges related to the Company’s exit from its retail distribution channel in the amount of $2,303,000 recorded in the second and third quarter of fiscal 2003. These charges included $456,000 for personnel related costs, $477,000 for the abandonment of certain leased retail space, $34,000 for the abandonment of related leasehold improvements and $1,426,000 for write-downs on excess furniture and fixtures and computer equipment held for sale.

(9)	We have restated our 2003 consolidated financial statements to reduce the gain recognized on the issuance of Series C Preferred Stock to retire certain other preferred and common stock by $7.6 million to $28.8 million from $36.4 million,. Also, we have restated our basic and diluted earnings per share for 2003 (including the interim periods therein) to include the effect of the reduction in the gain. Note A of Notes to Consolidated Financial Statements.

(10)	We have restated our 2002 consolidated financial statements to reduce the gain recognized on the extinguishment if debt by $5.1 million, to $64.5 million from $69.6 million, the gain on the May 2002 Exchange Transaction thereby reducing net income applicable to common shareholders of $58.7 million Also, we have restated our basic and diluted earnings per share for 2003 (including the interim periods therein) to include the effect of the reduction in the gain. Note A of Notes to Consolidated Financial Statements.

(11)	Included are the Company’s long-term obligations under its outstanding redeemable common stock warrants issued in November 2002 and its outstanding redeemable common stock payable issued in January 2004. See footnote M to the consolidated financial statements.

The effect of the restatement on the amounts previously reported in the Company’s 2002 consolidated financial statements included in the Form 10-K are as follows (in thousands except for per share data):

	2002
	As Previously Reported	As Restated
INCOME STATEMENT DATA:
Gain on extinguishment of debt	$69,571	$64,505
Net income	63,479	58,413
Net income applicable to common shareholders	58,690	53,624
Earnings per share – basic	$12.14	$11.09
Earnings per share – diluted	$0.64	$0.59
CASH FLOWS DATA
Net income	$63,479	$58,413
Gain on extinguishment of debt	(69,571)	(64,505)
Net cash provided by operating activities	$9,950	$9,950

The effect of the restatement on the amounts previously reported in its 2003 consolidated financial statements included in the Form 10-K are as follows (in thousands except for per share data):

	2003
	As Previously Reported	As Restated
BALANCE SHEET DATA:
Additional paid-in capital	$26,834	$31,900
Accumulated deficit	(19,402)	(24,468)
Total shareholders equity	$7,253	$7,253
INCOME STATEMENT DATA:
Gain on preferred stock transaction	$36,377	$28,778
Net income applicable to common shareholders	35,616	4,437
Earnings per share - basic	$1.21	$0.96
Earnings per share - diluted	$0.39	$0.30

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Restatement of Previously Issued 2002 and 2003 Consolidated Financial Statements

As described below and in Note A of Notes to Consolidated Financial Statements, we have restated our consolidated financial statement for the years ended May 31, 2002 and 2003. The restatement of our consolidated financial statements for the years ended May 31, 2002 and 2003 also caused a change in the components of shareholders’ equity on our May 31, 2004 consolidated balance sheet, although total assets, liabilities and shareholders’ equity and the results of operations, cash flows as of and for the year ended May 31, 2004 were not affected.

The restatements of our consolidated financial statements reflects an increase in the value at which shares of Series C Preferred Stock issued in November 2002 were recorded. This increase, from $1.76 per share to $14.42 per share (or $.03 per share of underlying common stock into which the Series C Preferred Stock is convertible to $.33 per underlying common share), resulted in an aggregate increase of the value of Series C Preferred Stock of $12.7 million. In our original accounting for the two transactions, we based the value of the Series C Preferred Stock on the present value methodology used by Hoak Breedlove Wesneski & Co (“HBW”), an independent third party, which had been retained by the Company to issue a fairness opinion related to the Exchange Transactions. We used this valuation to record the securities issued and apportioned the value of the securities which it issued between the May 2002 Exchange Transaction and the November 2002 Exchange Transaction.

In May 2002, the holders of the Company’s junior subordinated debt and its outstanding Series A and Series B Preferred Stock, warrants for the purchase of shares of Series B Preferred Stock and common stock warrants forgave the junior subordinated debt obligations (“the May 2002 Exchange Transaction”) contemplating the issuance of the Series C Preferred Stock and redeemable common stock warrants at a later date upon shareholder approval. In November 2002 the Company’s shareholders approved the exchange of

Series C Preferred Stock and redeemable common stock purchase warrants for its outstanding Series A and Series B Preferred Stock, warrants for the purchase of shares of Series B Preferred Stock, common stock warrants and shares of its common stock (the “November 2002 Exchange Transaction”). The value of the securities contemplated to be issued in the November 2002 Exchange Transaction were apportioned against the gain recognized on the retirement of the junior subordinated debt in the May 2002 Exchange Transaction since the shareholder approval of this exchange was probable due to the benefits to the Company.

Based upon our evaluation and response to the Staff’s comments we have concluded that the shares of the Series C Preferred Stock issued in the May 2002 and November 2002 Exchange Transactions should have been valued based the market value of the underlying 44,000,000 share of common stock into which the Series C Preferred Stock could be converted, which was $.33 per share when the Series C Preferred Stock was issued in November, 2002), rather than the present value methodology originally used.

As a result we have restated our 2002 consolidated financial statements to reduce by $5.1 million, to $64.5 million from $69.6 million, the gain on the May 2002 Exchange Transaction, thereby reducing net income applicable to common shareholders of $58.7 million or $12.14 and $0.64 per share basic and diluted, respectively, to $53.6 million or $11.09 and $0.59 per share basic and diluted, respectively.

We have restated our 2003 consolidated financial statements to reduce by $7.6 million to $28.8 million from $36.4 million, the gain from the November 2002 Exchange Transaction thereby reducing net income applicable to common shareholders of $35.6 million or $1.21 and $0.39 per share basic and diluted, respectively, to $28.0 million which was further reduced by $23.6 million to $4.4 million as a result of allocating the undistributed earnings to the Series C Preferred Stock or $0.96 and $0.30 per share basic and diluted, respectively.

The reduction in net income applicable to common shareholders in the second quarter of fiscal 2003 by the rights of the Series C Preferred Stock to participate in earnings resulted from the Company calculating and presenting earnings per share (“EPS”) using the two-class method as illustrated in EITF 03-06. This change in method of computing EPS was recommended by the staff at the SEC but because Company has never declared or paid dividends on its common stock and because the Series C Preferred Stock participates in dividends on a pro rata basis with the common stock, the two-class method of computing EPS results in the same EPS as would be mathematically arrived at using the alternative “if-converted” method of computing EPS.

Total shareholders’ equity is not affected in 2003 or 2004, although there is a change in the components of shareholders’ equity. The reduction in the gain from the May 2002 Exchange Transaction increases the Company’s accumulated deficit by $5.1 million with an offsetting increase of the amount recorded for the outstanding Series C Preferred Stock.

Certain information below has been amended to reflect the restatement made to the consolidated financial statements.

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

Results of Operations for the fiscal years ended May 31, 2004, 2003 and 2002

Total revenue: changes in Teletouch’s total revenue are shown in the table below:

	Year Ended May 31,			Year Ended May 31,
	2004	2003	Change	2003	2002	Change
Service, rent and maintenance revenue	$23,192	$27,929	$(4,737)	$27,929	$34,335	$(6,406)
Product sales revenue	3,562	6,893	(3,331)	6,893	12,234	(5,341)

Gross Revenue	$26,754	$34,822	$(8,068)	$34,822	$46,569	$(11,747)

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

Total operating expenses: The comparability of cost of services and selling and general and administrative expenses is affected by the inclusion of certain restructuring costs relating to the Company’s closing of retail stores. Total costs and expenses, as listed below, are presented excluding restructuring costs of $2.3 million and $0.6 million, included in operating expenses in the Company’s consolidated statement of operations, for fiscal years 2003 and 2002 respectively.

	($ in thousands)
	Year Ended May 31,			Year Ended May 31,
	2004	2003	Change	2003	2002	Change
Cost of services	$11,025	$14,460	$(3,435)	$14,460	$15,086	$(626)
Selling and general and administrative expense	8,613	11,007	(2,394)	11,007	15,177	(4,170)
Less: restructuring costs	—	(2,303)	2,303	(2,303)	(608)	(1,695)

Cost of services, selling and general and administrative expense excluding restructuring cost	$19,638	$23,164	$(3,526)	$23,164	$29,655	$(6,491)
% of total revenue	73%	67%		67%	64%
Cost of products sold	3,184	5,315	(2,131)	5,315	8,539	(3,224)
Depreciation and amortization	3,726	4,665	(939)	4,665	6,338	(1,673)
Loss on disposal of assets	372	253	119	253	109	144
Write-off of equipment	—	810	(810)	810	—	810
Add: restructuring costs	—	2,303	(2,303)	2,303	608	1,695

Total operating expenses	$26,920	$36,510	$(9,590)	$36,510	$45,249	$(8,739)

Cost of services, selling and general and administrative expenses: The decline in cost of services and selling and general and administrative expenses excluding restructuring costs for the year ended May 31, 2004 as compared to the year ended May 31, 2003, reflects declines in payroll and commission expense of $2.0 million, office lease expense of $0.5 million, and general office expense, including utilities, office supplies and repairs and maintenance of buildings and equipment of $0.4 million primarily related to fewer facilities which resulted from the Company’s complete exit of it retail distribution channel in fiscal 2003. Bad debt also declined $0.2 million from fiscal year 2004 over fiscal year 2003 resulting primarily from the decline in the Company’s retail subscriber base along with increased collection efforts. In addition, third party airtime expense declined $0.3 million from fiscal year 2004 over fiscal year 2003 due to better rates negotiated by the Company combined with lower use as a result of the decline in the Company’s retail paging subscriber base.

The decline in cost of services and selling and general and administrative expenses excluding restructuring costs for the year ended May 31, 2003 as compared to the year ended May 31, 2002, reflects declines in payroll and commission expense of $2.9 million, advertising expense of $1.2 million, office lease expense of $0.6 million, general office expense, including utilities, office supplies and repairs and maintenance of buildings and equipment of $0.4 million, and insurance expense of $0.1 million primarily due to the Company operating less facilities in a fiscal 2003 than as compared to fiscal 2002 which resulted from the Company’s complete exit from its retail distribution channel throughout fiscal 2003. Bad debt expense also declined $0.4 million from fiscal year 2003 over fiscal year 2002 resulting primarily from the decline in the Company’s retail paging subscriber base along with increased collections efforts. In addition, third party airtime expense declined $0.8 million due to better rates negotiated by the Company combined with lower use as a result of the decline in the Company’s retail paging subscriber base.

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

On November 7, 2002, the Company’s common shareholders voted to approve the issuance by the Company of 1,000,000 shares of Series C Preferred Stock and warrants to purchase 6,000,000 shares of the Company’s Common Stock to TLL Partners and GM Holdings, respectively completing the Restructuring Agreement entered into May 17, 2002.

The Company estimated the fair value of the Series C Preferred Stock and the 6,000,000 warrants to purchase common stock to be issued to GM Holdings at $14,520,000 and $1,345,000, respectively, and recorded a portion of the fair value of these securities, $5,808,000 for the Series C Preferred Stock and $538,000 for the warrants to purchase common stock, as a reduction to the gain on extinguishment of debt during fiscal 2002. The shares of Series C Preferred Stock were valued at $14.52 per share, reflecting the market vale of $.33 for each share of common stock into which the share of the Series C Preferred Stock is convertible and the conversion rate of 44 shares of common stock for each share of Series C Preferred Stock. The warrants to purchase common stock were recorded at the fair value of the embedded put feature which and is being accreted in value over time to their redemption value of $3,000,000 in May 2007.

The gain on extinguishment of debt for the year ended May 31, 2002, of approximately $64,500,000 was calculated as follows:

Senior debt, including accrued interest, extinguished	$60,700,000
Junior subordinated debt extinguished	25,500,000
Total	86,200,000
Less:
Cash paid	9,800,000
Pilgrim promissory note, including interest to be paid	3,200,000
Allocated portion of the fair value of the Series C Preferred Stock	5,800,000
Allocated portion of the fair value of the 6,000,000 warrants to purchase common stock	500,000
Allocated portion of cash paid by significant shareholder	400,000
Write-off of related debt issue costs	1,100,000
Fees and expenses incurred	900,000
Gain on extinguishment of debt	$64,500,000

In conjunction with the issuance of the Series C Preferred Stock and 6,000,000 warrants to purchase common stock in exchange for the 15,000 shares of Series A Preferred Stock, 85,394 shares of Series B Preferred Stock, 2,660,840 warrants to purchase common stock, 324,173 warrants to purchase Series B Preferred Stock and 295,649 shares of common stock, the Company recognized a gain of $28,778,000, in the second quarter of fiscal year 2003, that was included in income applicable to common stock and is reflected in the Company’s earnings per share calculations for the year ended May 31, 2003. The amount of the gain represents the amount by which the carrying value of the Series A Preferred Stock as of November 7, 2002 $38,297,000 which included accrued dividends which were recorded in paid-in capital, exceeded the allocated portion of the fair value of the securities issued, $8,712,000 for the Series C Preferred Stock and $807,000 for the 6,000,000 warrants to purchase common stock issued by the Company.

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

In connection with the Company’s filing of its Form 10-K for the year ended May 31, 2004, as of the end of the period covered by that annual report, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), an evaluation of the effectiveness of its “disclosure controls and procedures” (as the term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

In connection with the preparation of this Amended Annual Report on Form 10-K/A (Amendment No. 2) for the year ended May 31, 2004, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) conducted re-evaluations of the Company’s disclosure controls and procedures, as of the end of the period covered by this Annual Report. As defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the

Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder. An explanation of the deficiencies and remedies is set forth below. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), each of the Certifying Officers executed an Officer’s Certification included in this Annual Report on Form 10-K.

On September 2, 2005, the Company announced that as the result of the then ongoing conversations with the SEC staff (previously reported in the Company’s Form 10-Q for the Quarterly Period ended February 28, 2005) concerning the accounting for the May 2002 Exchange Transaction and the November 2002 Exchange transaction the Company had to restate its Consolidated Statement of Operations for the years ended May 31, 2002 and 2003 and its Consolidated Balance Sheet as of May 31, 2003.

In the May 2002 Exchange Transaction the Company retired certain junior debt, and later, after receiving shareholder approval in November 2002 and in conjunction with the November 2002 Exchange Transaction, issued to the holders of that debt shares of its Series C Preferred Stock and redeemable stock purchase warrants in exchange for outstanding shares of its Series A and Series B Preferred Stock, warrants for the purchase of shares of Series B Preferred Stock, common stock warrants and shares of its common stock (the Exchanged Securities). The holders of the Exchanged Securities included an entity affiliated with the Company’s Chairman of the Board, Robert M. McMurrey. In its original accounting for the two transactions, the Company based the value of the Series C Preferred Stock, which reflected a $.04 per share value for the Common Stock (44,000,000 shares in the aggregate) into the Series C preferred Stock was convertible, on the present value methodology used by Hoak Breedlove Wesneski & Co (“HBW”), an independent third party, which had been retained by the Company to issue a fairness opinion related to the Exchange Transactions. The Company used this valuation to record the securities issued and apportioned the value of the securities which it issued between the May 2002 Exchange Transaction and the November 2002 Exchange Transaction.

Based upon its evaluation and response to the Staff’s comments the Company has concluded that the shares of the Series C Preferred Stock issued in the May 2002 and November 2002 Exchange Transactions should have been valued based on the market value of the underlying 44,000,000 share of common stock into which the Series C Preferred Stock could be converted, which was $0.33 per share when the Series C Preferred Stock was issued in November, 2002, rather than the present value methodology originally used. In addition, the Company has concluded that the change in the value assigned to the Series C Preferred Stock would mean that it does not contain a beneficial conversion feature as defined in EITF 98-5 and EITF 00-27.

This change in the valuation of the shares of the Series C Preferred Stock and the restatement of the Company’s 2002 and 2003 consolidated financial statements changed the following items:

•	reduce by $5.1 million, to $64.5 million from $69.6 million, the gain on the May 2002 Exchange Transaction thereby reducing net income applicable to common shareholders of $58.7 million or

$12.14 and $0.64 per share basic and diluted, respectively, to $53.6 million or $11.09 and $0.59 per share basic and diluted, respectively, for the year ended May 31, 2002; and

•	reduce, by $7.6 million to $28.8 million from $36.4 million, the gain from the November 2002 Exchange Transaction thereby reducing net income applicable to common shareholders of $35.6 million or $1.21 and $0.39 per share basic and diluted, respectively, to $28.0 million which was further reduced by $23.6 million to $4.4 million as a result of allocating the undistributed earnings to the Series C Preferred Stock or $0.96 and $0.30 per share basic and diluted, respectively, for the year ended May 31, 2003.

The reduction in net income applicable to common shareholders in the second quarter of fiscal 2003 by the rights of the Series C Preferred Stock to participate in earnings resulted from the Company calculating and presenting earnings per share (“EPS”) using the two-class method as illustrated in EITF 03-06. This change in method of computing EPS was recommended by the staff at the SEC but because Company has never declared or paid dividends on its common stock and because the Series C Preferred Stock participates in dividends on a pro rata basis with the common stock, the two-class method of computing EPS results in the same EPS as would be mathematically arrived at using the alternative “if-converted” method of computing EPS.

Total shareholders’ equity is not affected, although there is a change in the components of shareholders’ equity. The specific change is:

•	The reduction in the gain from the May 2002 Exchange Transaction increases the Company’s accumulated deficit by $5.1 million with an offsetting increase of the amount recorded for the outstanding Series C preferred Stock,

In addition, the change in the value assigned to the Series C Preferred Stock meant that it did not contain a beneficial conversion feature as defined in EITF 98-5 and EITF 00-27.

At the same time as it was discussing these issues with the SEC staff, the Company, under the supervision of its Audit Committee and with the assistance of an independent accounting expert, began its inquiry into the circumstances relating to the above-referenced accounting treatments to assure that there are no other financial reporting or disclosure control items that may be of concern. Having considered the circumstances underlying the accounting errors and their effects upon the Company’s prior filings, and having discussed the matter with the Company’s management, the Audit Committee concluded that that the previously issued 2002 and 2003 financial statements should not be relied upon and authorized the Company’s management to amend certain previously filed public reports. Therefore, in its Current Report on Form 8-K and a press release, both filed on September 2, 2005, the Company urged investors and other users of the Company’s SEC filings not to rely on the Company’s financial statements for the affected periods (to the extent they were affected by the accounting issues described above) until the Company has restated and reissued its results of operations for the applicable periods.

Additionally, management and the Audit Committee considered what changes, if any, were necessary to the Company’s disclosure controls and procedures to ensure that the errors described above would not reoccur and to provide that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder. In its review the Audit

Committee noted that the errors described above did not result from the failure of the Company’s disclosure controls and procedures to make known to the appropriate officials and auditors the facts concerning the Company’s convertible securities, but rather the error occurred due to the Company’s incomplete understanding of EITF 98-5 and EITF 00-27 and the acceptable valuation methods allowed under this and other accounting literature and its resulting reliance, for financial reporting purposes, on the valuation methods used by HBW in arriving at its opinion on the fairness of the Exchange Transactions. The valuation used to originally record the Series C Preferred Stock was brought into question as a result of the SEC staff questions of whether the Series C Preferred Stock contained a beneficial conversion feature under EITF 98-5 and 00-27. Had the Company more fully considered the required accounting under EITF 98-5 and 00-27 it would most likely have identified the error in the valuation of the Series C Preferred Stock since the intent of the Company was not to provide a benefit to the holder of the Series C Preferred Stock. Although the valuation method used by HBW was reasonable and within the range of acceptable methods for fairness evaluations it did not fall within the range of methods acceptable for GAAP, as it could not be quantitatively reconciled to the market price of the common stock underlying the shares of Series C Preferred Stock and the HBW valuation would have required recognition of a beneficial conversion feature which should not have been present. As a result management and the Audit Committee determined that education and professional development of accounting staff on the complications of EITF 98-5 and EITF 00-27 and their application, as well as on the methods acceptable under GAAP for the valuation of debt and equity securities, would be sufficient to prevent a reoccurrence. These educational steps and development have been completed as of September 2, 2005. No additional changes to the Company’s disclosure controls and procedures were needed in response to the discovery of the errors described above.

Apart from the foregoing, there were no changes in the Company’s “internal control over financial reporting,” as that term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, identified in connection with the above-described evaluations that occurred during the fourth fiscal quarter of the period addressed by this Annual Report, that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements.

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

Robert M. McMurrey, Chairman of the Board of Directors, has been a director of Teletouch since 1984. He served as Chief Executive Officer until February 2000. He is also the President, Chief Executive Officer, a director and the sole shareholder of Rainbow Resources, Inc. Through Rainbow Resources, Inc., Mr. McMurrey acquired a controlling interest in Teletouch in 1984. Mr. McMurrey is the sole shareholder, a director and an officer of Progressive Concepts Communications, Inc. which is the sole shareholder of Progressive Concepts, Inc. (PCI), a Texas corporation, which is a provider of radio communications, telephone and telecommunication equipment, accessories and supplies. Mr. McMurrey is also an officer and director of PCI. Mr. McMurrey is also a control person of TLL Partners. The principal business of TLL Partners is to act as a holding company for Mr. McMurrey’s investment in Teletouch securities. Mr. McMurrey was active in the oil and gas industry for over 30 years. Mr. McMurrey received a B.S. Degree in Petroleum Engineering from the University of Texas in 1971.

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

Compliance With The Section 16(a) Beneficial Ownership Requirements

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of any publicly traded class of our equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the SEC and the American Stock Exchange. Officers, directors, and greater-than-ten-percent shareholders are required by the SEC’s regulation to furnish the Company with copies of all Section 16(a) forms that they file.

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

Shareholder Communications with Directors.

The Board of Directors has adopted policies and procedures to facilitate written communications by shareholders to the Board. Persons wishing to write to the Board of Directors of Teletouch, or to a specified director or committee of the Board, should send correspondence to the Corporate Secretary at 110 North College, Suite 200, Tyler, Texas 75702. Electronic submissions of shareholder correspondence will not be accepted.

The Corporate Secretary will forward to the directors all communications that, in his or her judgment, are appropriate for consideration by the directors. Examples of communications that would not be appropriate for consideration by the directors include commercial solicitations and matters not relevant to the shareholders, to the functioning of the Board, or to the affairs of Teletouch. Any correspondence received that is addressed generically to the Board of Directors will be forwarded to the Chairman of the Board. If the Chairman of the Board is not an independent director, a copy will be sent to the Chairman of the Audit Committee as well.

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

	Annual Compensation				Long Term Compensation Awards
Name and Principal Position	Year	Salary($)	Bonus ($) (3)	Other Annual Compensation ($) (4)	Restricted Stock Awards ($) (5)	Securities Underlying Options/ SARs(#)
Robert M McMurrey; Chairman of the Board (1)	2004 2003 2002	75,000 29,463 —	— 50,000 100,000	— — —	— — —	— — —

J. Kernan Crotty, President, CFO (2)	2004 2003 2002	240,000 240,000 190,385	— 75,000 100,000	10,651 4,316 7,356	— — —	— 166,667 333,333

(1)	Mr. McMurrey was also Chief Executive Officer of Teletouch until February 2000. He ceased receiving a salary effective April 30, 2001. Beginning January 1, 2003, Mr. McMurrey began receiving a salary of $75,000 annually. In 2003, Mr. McMurrey was granted a bonus of $50,000 by the Compensation Committee in view of his substantial efforts in effecting the Company’s debt retirement activities. This bonus was paid in August 2003. In 2002, Mr. McMurrey was granted a bonus of $100,000 by the Compensation Committee in view of his substantial efforts in effecting the Company’s debt restructuring and equity recapitalization.

(2)	Mr. Crotty became President, Chief Operating Officer, and Chief Financial Officer in May 2001. In April 2002, Mr. Crotty entered into an employment agreement with the Company at an annual salary of $240,000 and he is entitled to receive yearly performance related bonus payments in the range of $50,000–$100,000. Upon entering this employment agreement in April 2002, Mr. Crotty was paid a signing bonus of $38,000.

(3)	Unless otherwise indicated, bonuses shown were paid in the fiscal year following the year in which services were provided.

(4)	Represents contributions made by Teletouch pursuant to its 401(k) Plan.

(5)	The number and value of the aggregate restricted stock holdings as of the end of the last fiscal year for each of our Named Executive Officers were as follows: Mr. McFarland, 6,000 shares which are held by McFarland Grossman & Co. or $4,080; Robert McMurrey, 1,238,942 shares, of which 1,200,000 are held by Rainbow Resources, Inc. or $842,481; and Mr. Crotty, 49,000 shares or $33,320.

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

Mr. Crotty may voluntarily terminate his employment upon written notice of a good reason arrived at in good faith. All unvested options granted under his Employment Agreement shall immediately terminate and all vested options shall terminate in accordance with their terms. In the event of Mr. Crotty’s resignation of his employment, for good reason, as defined in the Employment Agreement, the Company shall pay a severance package the same as provided for involuntary termination without cause, with the same exceptions.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

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

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned (1)	% of Common Shares Beneficially Owned

Robert M. McMurrey (2)(3)(5)(6)(7) 110 N. College, Suite 200 Tyler, TX 75702	1,255,608	27.5%

Rainbow Resources, Inc. (5) 110 N. College, Suite 200 Tyler, TX 75702	1,200,000	26.4%

J. Kernan Crotty (2)(3)(4) 110 N. College, Suite 200 Tyler, TX 75702	693,216	13.4%

John C. Maggart (8) 201 Fourth Avenue North 11th Floor Nashville, TN 37219	267,523	5.9%

Clifford E. McFarland (3)(9) McFarland, Grossman & Co. 9821 Katy Freeway, Suite 500 Houston, TX 77024	19,996	*

Henry Y.L. Toh (3)(10) 1111 Hermann Drive, Unit 6E Houston, TX 77004	11,332	*

Marshall G. Webb (3)(10) 6110 Inwood Houston, TX 77057	11,332	*

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned (1)	% of Common Shares Beneficially Owned

Susan Stranahan Ciallella (3)(10) Dilworth Paxson, LLP 1735 Market Street, 32nd Floor Philadelphia, PA 19103	10,666	*

TLL Partners, L.L.C. (6) 110 N. College, Suite 200 Tyler, TX 75702	0	—%

Progressive Concepts Communications, Inc. (7) 5718 Airport Freeway Fort Worth, TX 76107	0	—%

All Executive Officers & Directors as a Group (6 Persons)	2,002,150	38.1%

*	Indicates less than 1.0%.

(1)	Unless otherwise noted in these footnotes, Teletouch believes that all shares referenced in this table are owned of record by each person named as beneficial owner and that each person has sole voting and dispositive power with respect to the shares of common stock owned by each of them. In accordance with Rule 13d-3, each person’s percentage ownership is determined by assuming that the options or convertible securities that are held by that person, and which are exercisable within 60 days, have been exercised or converted, as the case may be.

(2)	Executive Officer

(3)	Director

(4)	Includes 635,997 shares of common stock underlying stock options granted to Mr. Crotty.

(5)	Mr. McMurrey has voting and dispositive power over all Teletouch securities owned by Rainbow Resources, Inc. (“RRI”). The figures for Mr. McMurrey include the 1,200,000 shares held of record by RRI. Also includes 16,666 shares which may be acquired upon exercise of an option granted to Mr. McMurrey. Does not include 44,000,000 shares of common stock issuable upon the conversion of 1,000,000 shares of Series C Preferred Stock held by TLL Partners, a wholly-owned subsidiary of Progressive Concepts Communications Inc. (“PCCI”); Mr. McMurrey is the controlling person of PCCI by virtue of his being its majority shareholder over which entity Mr. McMurrey exercises control. The terms of Series C Preferred Stock state that it cannot be exercised or converted into the common shares until May 15, 2005.

(6)

As of the September 24, 2004, TLL Partners does not beneficially own any shares of Teletouch. Mr. McMurrey has voting and dispositive power over all Teletouch securities owned by RRI and TLL Partners. The principal business of TLL Partners is to act as a holding company for investment in Teletouch securities. TLL Partners is a wholly-owned subsidiary of PCCI; Mr. McMurrey is the controlling person of PCCI by virtue of his being its majority shareholder. Number and percentage of common shares beneficially owned by TLL Partners assuming the issuance of 44,000,000 shares of common stock upon the conversion of 1,000,000 shares of Series C Preferred Stock held by TLL Partners would be 44,000,000 or 90.6%, respectively.

(7)	As of the September 24, 2004, PCCI does not beneficially own any shares of Teletouch. PCCI is the parent holding company of its wholly-owned subsidiaries, Progressive Concepts, Inc. (PCI) and TLL Partners. Mr. McMurrey is the controlling person of PCCI by virtue of his being its majority shareholder. TLL Partners is a wholly-owned subsidiary of PCCI; Mr. McMurrey is the controlling person of PCCI by virtue of his being its majority shareholder. The number and percentage of common shares beneficially owned by PCCI assuming the issuance of 44,000,000 shares of common stock upon the conversion of 1,000,000 shares of Series C Preferred Stock held by TLL Partners would be 44,000,000 or 90.6%, respectively.

(8)	Includes a total of 94,302 common shares that are held in three individual trusts for which Mr. John C. Maggart is the trustee. Also includes 173,221 common shares individually held by Mr. Maggart as of the Record Date. Further, Mr. Maggart holds warrants to purchase additional 500,000 shares of the Teletouch common stock. The terms of the warrant state that it cannot be exercised or converted into the common shares until May 15, 2005.

(9)	Includes 13,996 shares underlying stock options granted to Mr. McFarland and 12,000 shares registered in the name of McFarland, Grossman & Co. (MGCO), of which Mr. McFarland is the President and a director. Such 12,000 shares are held by MGCO for the benefit of another entity of which Mr. McFarland is a 50% owner. Mr. McFarland disclaims ownership of 6,000 of such shares. Does not include securities owned by TLL Partners; Mr. McFarland owns a minority interest in PCCI, the indirect parent of the Company, which is also the parent of TLL Partners.

(10)	Represents shares underlying stock options.

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

Audit fees. For the fiscal year ended May 31, 2004 Teletouch paid to BDO audit fees of approximately $149,787, billed for professional services rendered during the audit of the financial statements and reviews of the financial statements included in Teletouch’s financial statements included in its annual filing on Form 10-K or quarterly filings on Form 10-Q for the respective period.

Audit-related fees. For the fiscal year ended May 31, 2004 Teletouch paid to BDO fees of approximately $35,710, billed for assurance and related services by the Company’s auditors that are reasonably related to the performance of the audits. The services thus provided by the Company’s auditors during fiscal 2004 included fees and expenses related to the audit of the employee benefit plans and accounting consultations related to the asset purchase from Delta Communications, the issuance of the Streamwaves Note, and the conversion of the general ledger system.

Tax fees. For the fiscal year ended May 31, 2004, Teletouch paid to BDO fees of approximately $46,460, billed for tax compliance, tax advice and tax planning. The services thus provided by Teletouch’s auditors during fiscal 2004 included state and local tax consultation and tax compliance services.

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

(a) (3) Exhibits.

The exhibits listed in the following index to exhibits are filed as part of this annual report on Form 10-K/A.

Index of Exhibits

Exhibit No.	Description of Exhibit	Footnote

3.1	Form of Restated Certificate of Incorporation of the Company	3

3.2	Bylaws of Teletouch Communications, Inc., as amended July 31, 1995	1

3.3	Certificate of Designation, Preferences and Rights of Class A and Class B Preferred Stock	1

4.4	Form of Common Stock Purchase Warrant issued to Continental Illinois Venture Corporation (“CIVC”) et al. on August 3, 1995.	1

4.5	Form of Series B Preferred Stock Purchase Warrant issued to CIVC et al. on August 3, 1995.	1

4.6	Form of 14% Junior Subordinated Note issued to CIVC et al. August 3, 1995.	1

Exhibit No.	Description of Exhibit	Footnote

10.1	J. Kernan Crotty Employment Agreement	3

10.2	Stockholders Agreement dated August 3, 1995 among the Company and CIVC et al	1

10.3	Form of Stock Purchase Warrant in favor of GM Holdings, LLC dated May 17, 2002	4

10.4	Investor Rights Agreement dated May 17, 2002 by and among the Company, TLL Partners and GM Holdings	4

10.5	Principal Stockholders Agreement dated May 17, 2002 by and among TLL Partners, GM Holdings, Rainbow Resources, Inc., Robert M. McMurrey and J. Kernan Crotty	4

10.6	Mutual Release dated May 3, 2002 by and among Continental Illinois Venture Corporation, CIVC Partners I, TLL Partners, the Company, Marcus D. Wedner, Thomas E. Van Pelt, Jr. and Christopher J. Perry	4

10.7	Form of Multiple Advance Promissory Note dated May 17, 2002 in favor of FCFC in the maximum principal amount of $2 million	4

10.8	Form of Term Promissory Note dated May 17, 2002 in favor of FCFC in the principal amount of $250,000	4

10.9	Form of Subordinated Promissory Note dated May 17, 2002 in favor of TLL Partners in the principal amount of $2.2 million	4

10.10	Form of Amended and Restated Promissory Note dated May 17, 2002 in favor of ING Primate Rate Trust in the principal amount of $2.75 million	4

10.11	Second Amended and Restated Credit Agreement dated as of May 17, 2002 by and among the Company and ING Prime Rate Trust	4

10.12	Loan Modification Agreement dated as of May 17, 2002 by and among the Company, Teletouch Licenses, Inc. and ING Prime Rate Trust	4

10.13	Restructuring Agreement dated as of May 17, 2002 by and among the Company, TLL Partners and GM Holdings	4

10.14	Partial Payoff, Agent Replacement and Assignment and Assumption Agreement dated May 17, 2002 by and among the Company, JPMorgan Chase Bank, certain Lenders and ING Prime Rate Trust	4

10.15	Accounts Receivable Security Agreement dated May 17, 2002 by and between Teletouch and FCFC	4

10.16	Intercreditor Agreement dated May 17, 2002 by and between the Company, Teletouch, FCFC and TLL Partners	4

10.17	Intercreditor Agreement dated May 17, 2002 by and between the Company, FCFC and ING Prime Rate Trust	4

10.18	Amended and Restated Operating Agreement dated as of May 17, 2002 by and between the Company and Teletouch Licenses, Inc.,	4

10.19	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated May 17, 2002 by and among the Company, David M. Ratchford, as Trustee, and ING Prime Rate Trust, as beneficiary	4

10.20	Subordination Agreement dated as of May 17, 2002 by and among TLL Partners and ING Prime Rate Trust	4

Exhibit No.	Description of Exhibit	Footnote

10.21	Pledge and Security Agreement dated May 17, 2002 by and among the Company, Teletouch Licenses, Inc. and ING Prime Rate Trust	4

10.22	Co-Sale Agreement dated as of May 17, 2002 by and between TLL Partners and GM Holdings	4

10.23	Termination Agreement dated May 17, 2002 by and among the Company, Continental Illinois Venture Corporation, CIVC Partners I, and certain other Investors and Other Stockholders	4

10.24	Amendment Agreement dated June 17, 2002 by and among the Company, TLL Partners and GM Holdings (amending the Restructuring Agreement dated as of May 17, 2002)	5

10.25	1994 Stock Option and Appreciation Rights Plan	6

10.26	Asset Purchase Agreement between the Company and DCAE, Inc.	7

10.27	Asset Purchase Agreement between the Company and Glen Binion	7

10.28	Thomas A. Hyde, Jr. Employment Agreement	8

10.29	Asset Purchase Agreement between the Company and Teletouch Paging, LP	9

14	Code of Ethics	10

21	Subsidiaries of the Company	10

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)	10

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)	10

32.1	Certification pursuant to 1350, Chapter 63, Title 18 of the U.S. Code	10

32.2	Certification pursuant to 1350, Chapter 63, Title 18 of the U.S. Code	10

Footnotes

*	Indicates a management contract or compensatory plan or arrangement.

1	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 18, 1995 (File No. 1-13436) and incorporated herein by reference.

2	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 33-82912) and incorporated herein by reference.

3	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended February 28, 2002 (File No. 1-13436) and incorporated herein by reference.

4	Filed as an exhibit to the Company’s Form 8-K filed with the Commission on June 3, 2002 (File No. 1-13436) and incorporated herein by reference.

5	Filed as an exhibit to the Company’s Form 8-K/A filed with the Commission on June 17, 2002 (File No. 1-13436) and incorporated herein by reference.

6	Filed as an exhibit to the Company’s Form S-8 registration statement (No. 333-108946) and incorporated herein by reference.

7	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended February 28, 2004 (File No. 1-13436) and incorporated herein by reference.

8	Filed as an exhibit to the Company’s Form 8-K filed with the Commission on October 25, 2004 (File No. 1-13436) and incorporated herein by reference.

9	Filed as an exhibit to the Company’s Form 8-K filed with the Commission on August 22, 2005 (File No. 1-13436) and incorporated herein by reference.

10	Filed herewith.

Exhibit No.	Description of Exhibit	Footnote

(b)	Reports on Form 8-K.

Teletouch filed no reports on Form 8-K during the fourth quarter of Fiscal 2004

.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at May 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

The accompanying consolidated financial statements, as of May 31, 2003 and for the years ended May 31, 2003 and 2002 have been restated, as discussed in paragraphs two through eight of Note A.

/s/ Ernst & Young LLP

Dallas, Texas

August 15, 2003, except for the matters discussed in paragraphs two through eight of Note A, as to which the date is October 14, 2005

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

ASSETS

	May 31
	2004	2003
		(Restated)
CURRENT ASSETS:
Cash and cash equivalents	$72	$688
Accounts receivable, net of allowance of $180 in fiscal 2004 and $150 in fiscal 2003	1,585	1,381
Accounts receivable – related party	5	68
Inventories, net of reserve of $421 in fiscal 2004 and $215 in fiscal 2003	2,273	2,441
Deferred income tax assets	174	191
Note receivable	256	—
Certificates of deposit, restricted as to use	—	10
Prepaid expenses and other current assets	402	417
Property held for sale	—	46

Total current assets	4,767	5,242
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $14,976 in fiscal 2004 and $13,803 in fiscal 2003	8,622	10,846
INTANGIBLES AND OTHER ASSETS:
Goodwill	883	—
Subscriber bases	225	77
FCC licenses	103	—
Non-compete agreements	95	—
Internally-developed software	185	—
Accumulated amortization	(176)	(75)

Total intangible assets	1,315	2

TOTAL ASSETS	$14,704	$16,090

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	May 31
	2004	2003
		(Restated)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,859	$3,365
Accounts payable – related party	5	159
Short-term debt	—	109
Current portion of long-term debt	45	—
Current portion of redeemable common stock payable	280	—
Current portion of unearned sale/leaseback profit	418	418
Deferred revenue	678	726

Total current liabilities	4,285	4,777
LONG-TERM LIABILITIES:
Long-term debt, net of current portion	448	760
Redeemable common stock purchase warrants	1,757	1,470
Redeemable common stock payable, net of current portion	326	—
Unearned sale/leaseback profit, net of current portion	1,064	1,487
Deferred income taxes	22	343

Total long-term liabilities	3,617	4,060

TOTAL LIABILITIES	7,902	8,837
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY :
Series A cumulative convertible preferred stock, $.001 par value, 15,000 shares authorized and 0 shares issued and outstanding in fiscal 2004 and fiscal 2003	—	—
Series B convertible preferred stock, $.001 par value, 411,457 shares authorized 0 shares issued and outstanding in fiscal 2004 and fiscal 2003	—	—
Series C convertible preferred stock, $.001 par value, 1,000,000 shares authorized, 1,000,000 issued and outstanding in fiscal 2004 and fiscal 2003	1	1
Common stock, $.001 par value, 70,000,000 shares authorized and 4,976,189 shares issued in fiscal 2004 and fiscal 2003	5	5
Treasury Stock, 429,209 shares held in fiscal 2004 and fiscal 2003	(185)	(185)
Additional paid-in capital	31,968	31,900
Accumulated deficit	(24,987)	(24,468)

Total shareholders’ equity	6,802	7,253

	$14,704	$16,090

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share amounts)

	Year ended May 31,
	2004	2003	2002
		(Restated)	(Restated)
Operating revenues:
Service, rent, and maintenance revenue	$23,192	$27,929	$34,335
Product sales revenue	3,562	6,893	12,234

Total operating revenues	26,754	34,822	46,569

Operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	11,025	14,460	15,086
Cost of products sold	3,184	5,315	8,539
Selling and general and administrative	8,613	11,007	15,177
Depreciation and amortization	3,726	4,665	6,338
Loss on disposal of assets	372	253	109
Write-off of equipment	—	810	—

Total operating expenses	26,920	36,510	45,249

Operating income (loss)	(166)	(1,688)	1,320
Gain on extinguishment of debt	—	510	64,505
Gain on litigation settlement	—	429	—
Interest expense, net	(357)	(384)	(7,412)

Income (loss) before income taxes (benefit) and extraordinary item	(523)	(1,133)	58,413
Income tax expense (benefit)	60	(372)	—

Income (loss) before extraordinary item	(583)	(761)	58,413
Extraordinary item – Gain derived from negative goodwill on purchase of certain assets, net of income tax	64	—	—

Net income (loss)	(519)	(761)	58,413
Gain on preferred stock transaction	—	28,778	—
Participation rights of Series C Preferred Stock in undistributed earnings	—	(23,580)	—
Preferred stock dividends	—	—	(4,789)

Net income (loss) applicable to common shareholders	$(519)	$4,437	$53,624

Earnings (loss) per common share – basic:
Earnings (loss) applicable to common shareholders before extraordinary item	$(0.12)	$0.96	$11.09
Extraordinary item	$0.01	$—	$—

Earnings (loss) applicable to common shareholders	$(0.11)	$0.96	$11.09

Earnings (loss) per common share – diluted:
Earnings (loss) applicable to common shareholders before extraordinary item	$(0.12)	$0.30	$0.59
Extraordinary item	$0.01	$—	$—

Earnings (loss) applicable to common shareholders	$(0.11)	$0.30	$0.59

Weighted average common shares outstanding-basic	4,546,980	4,644,978	4,834,255

Weighted average common shares outstanding-diluted	4,546,980	92,053,503	98,893,353

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended May 31,
	2004	2003	2002
			(Restated)
Operating Activities:
Net income (loss)	$(519)	$(761)	$58,413
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,726	4,665	6,338
Gain on extinguishment of debt	—	(510)	(64,505)
Non-cash compensation expense	68	11	31
Non-cash interest expense	287	125	6,999
Extraordinary income	(64)	—	—
Write-down – assets held for sale	—	1,460	—
Provision for losses on accounts receivable	182	400	843
Loss on disposal of assets	372	253	229
Write-off of equipment	—	810	—
Amortization of unearned sale/leaseback profit	(423)	(420)	(420)
Deferred income taxes	(305)	(834)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(29)	493	(833)
Inventories	976	2,382	1,431
Prepaid expenses and other assets	146	(4)	99
Accounts payable and accrued expenses	(804)	(1,206)	1,700
Deferred revenue	(48)	(211)	(375)

Net cash provided by operating activities	3,565	6,653	9,950

Investing Activities:
Capital expenditures, including pagers	(2,326)	(3,563)	(4,258)
Intangible assets	(220)	—	—
(Purchase) Redemption of certificates of deposit	10	(10)	101
Acquisitions, net of cash acquired	(1,019)	—	(57)
Net proceeds from sale of assets	66	59	25
Note receivable	(256)	—	—

Net cash used for investing activities	(3,745)	(3,514)	(4,189)

Financing Activities:
Increase in short-term debt, net	(109)	(1,633)	(713)
Purchase of treasury stock	—	—	(35)
Proceeds from borrowings	117	310	2,801
Payments on long-term debt	(444)	(2,600)	—
Debt extinguishment costs	—	—	(10,341)

Net cash used for financing activities	(436)	(3,923)	(8,288)

Net decrease in cash and cash equivalents	(616)	(784)	(2,527)
Cash and cash equivalents at beginning of period	688	1,472	3,999

Cash and cash equivalents at end of period	$72	$688	$1,472

Supplemental Cash Flow Data:
Interest paid	$90	$269	$284

Income taxes paid	$870	$—	$—

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands Except Number of Shares)

	Preferred Stock						Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Earnings (Deficit)
	Series A		Series B		Series C
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
									(Restated)			(Restated)
Balance at May 31, 2001	15,000	$—	86,025	$—	—	$—	4,926,210	$5	$26,363	49,400	$(62)	$(82,120)
Net income	—	—	—	—	—	—	—	—	—	—	—	58,413
Securities to be issued upon concurring shareholder vote	—	—	—	—	—	—	—	—	6,706	—	—	—
Compensation earned under employee stock option plan	—	—	—	—	—	—	—	—	31	—	—	—
Other	—	—	(631)	—	—	—	—	—	—	—	—	—
Purchase of Treasury Stock	—	—	—	—	—	—	—	—	—	84,160	(35)	—

Restated Balance at May 31, 2002	15,000	$—	85,394	$—	—	$—	4,926,210	$5	$33,100	133,560	$(97)	$(23,707)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(761)
Stock issuance and retirement related to debt and equity restructure in May 2002 and approved by Shareholders in November 2002	(15,000)	—	(85,394)	—	1,000,000	$1	—	—	(1,248)	295,649	(88)	—
Compensation earned under employee stock option plan	—	—	—	—	—	—	—	—	11	—	—	—
Exercise of warrants	—	—	—	—	—	—	49,979	—	37	—	—	—

Balance at May 31, 2003	—	$—	—	$—	1,000,000	$1	4,976,189	$5	$31,900	429,209	$(185)	$(24,468)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(519)
Compensation earned under employee stock option plan	—	—	—	—	—	—	—	—	68	—	—	—

Balance at May 31, 2004	—	$—	—	$—	1,000,000	$1	4,976,189	$5	$31,968	429,209	$(185)	$(24,987)

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

Restatement of Previously Issued 2002 and 2003 Consolidated Financial Statements: The Company has restated its consolidated statement of operations, statement of shareholders’ equity and statement of cash flows for the year ended May 31, 2002 and has restated its consolidated balance sheet and statement of operations for the year ended May 31, 2003 presented in this Amendment No. 2 on Form 10-K/A (the 2004 Form 10-K/A) to its Annual Report on Form 10-K for the year ended May 31, 2004 (the 2004 Form 10-K) which was originally filed on September 1, 2004, to reflect the results of a normal periodic review of its financial reports by the staff of the Division of Corporation Finance (the Staff) of the Securities and Exchange Commission (the SEC) and the resulting discussions with the staff.

In the 2004 Form 10-K, the fiscal 2002 and 2003 financial statements were reported as previously filed. The fiscal 2002 and 2003 financial statements included the accounting for the Company’s May 2002 extinguishment of certain junior debt (the “May 2002 Exchange Transaction”) and its November 2002 exchange of Series C Preferred Stock and redeemable common stock purchase warrants for its Series A and Series B Preferred Stock, warrants for the purchase of shares of Series B Preferred Stock, common stock warrants and shares of its common stock (the “November 2002 Exchange Transaction”). The SEC staff initiated discussions with the Company about the Company’s accounting for the two Exchange Transactions which included discussions concerning the method used to value the shares of the Series C Preferred Stock issued and whether or not the Series C Preferred Stock contained a “beneficial conversion feature” which should be accounted for under Emerging Issues Task Force Issue No. (EITF) 98-5 and EITF 00-27. The accounting under EITF 98-5 and EITF 00-27 would have required an amount to be recorded as period dividends on the Series C Preferred Stock.

In the May 2002 Exchange Transaction the Company retired certain junior debt, and later, after receiving shareholder approval in November 2002 and in conjunction with the November 2002 Exchange Transaction, issued to the holders of that debt shares of its Series C Preferred Stock and redeemable stock purchase warrants in exchange for outstanding shares of its Series A and Series B Preferred Stock, warrants for the purchase of shares of Series B Preferred Stock, common stock warrants and shares of its common stock (the Exchanged Securities). The holders of the Exchanged Securities included an entity affiliated with the Company’s Chairman of the Board, Robert M. McMurrey. In its original accounting for the two transactions, the Company based the value of the Series C Preferred Stock, which reflected a $.04 per share value for the

Common Stock (44,000,000 shares in the aggregate) into which the Series C Preferred Stock was convertible, on the present value methodology used by Hoak Breedlove Wesneski & Co (“HBW”), an independent third party, which had been retained by the Company to issue a fairness opinion related to the Exchange Transactions. The Company used this valuation to record the securities issued and apportioned the value of the securities which it issued between the May 2002 Exchange Transaction and the November 2002 Exchange Transaction.

Based upon its evaluation and response to the Staff’s comments the Company has concluded that the shares of the Series C Preferred Stock issued in the May 2002 and November 2002 Exchange Transactions should have been valued based on the market value of the underlying 44,000,000 share of common stock into which the Series C Preferred Stock could be converted, which was $0.33 per share when the Series C Preferred Stock was issued in November, 2002, rather than the present value methodology originally used. In addition, the Company has concluded that the change in the value assigned to the Series C Preferred Stock would mean that it does not contain a beneficial conversion feature as defined in EITF 98-5 and EITF 00-27. This change in the valuation of the shares of the Series C Preferred Stock and the restatement of the Company’s 2002 and 2003 consolidated financial statements changes the following items:

•	reduce by $5.1 million, to $64.5 million from $69.6 million, the gain on the May 2002 Exchange Transaction thereby reducing net income applicable to common shareholders of $58.7 million or $12.14 and $0.64 per share basic and diluted, respectively, to $53.6 million or $11.09 and $0.59 per share basic and diluted, respectively, for the year ended May 31, 2002; and

•	reduce, by $7.6 million to $28.8 million from $36.4 million, the gain from the November 2002 Exchange Transaction thereby reducing net income applicable to common shareholders of $35.6 million or $1.21 and $0.39 per share basic and diluted, respectively, to $28.0 million which was further reduced by $23.6 million to $4.4 million as a result of allocating the undistributed earnings to the Series C Preferred Stock or $0.96 and $0.30 per share basic and diluted, respectively, for the year ended May 31, 2003.

The reduction in net income applicable to common shareholders in the second quarter of fiscal 2003 by the rights of the Series C Preferred Stock to participate in earnings resulted from the Company calculating and presenting earnings per share (“EPS”) using the two-class method as illustrated in EITF 03-06. This change in method of computing EPS was recommended by the staff at the SEC but because Company has never declared or paid dividends on its common stock and because the Series C Preferred Stock participates in dividends on a pro rata basis with the common stock, the two-class method of computing EPS results in the same EPS as would be mathematically arrived at using the alternative “if-converted” method of computing EPS.

Total shareholders’ equity is not affected, although there is a change in the components of shareholders’ equity. The specific change is:

•	The reduction in the gain from the May 2002 Exchange Transaction increases the Company’s accumulated deficit by $5.1 million with an offsetting increase of the amount recorded for the outstanding Series C preferred Stock,

This 2004 Form 10-K/ A does not reflect events occurring after September 1, 2004, the date of the original filing of our 2004 Form 10-K, or modify or update those disclosures that may have been affected by subsequent events.

The effect of the restatement on the amounts previously reported in the Company’s 2002 consolidated financial statements included in the Form 10-K are as follows (in thousands except for per share data):

	2002
	As Previously Reported	As Restated
INCOME STATEMENT DATA:
Gain on extinguishment of debt	$69,571	$64,505
Net income	63,479	58,413
Net income applicable to common shareholders	58,690	53,624
Earnings per share – basic	$12.14	$11.09
Earnings per share – diluted	$0.64	$0.59
CASH FLOWS DATA
Net income	$63,479	$58,413
Gain on extinguishment of debt	(69,571)	(64,505)
Net cash provided by operating activities	$9,950	$9,950

The effect of the restatement on the amounts previously reported in the Company’s 2003 consolidated financial statements included in the Form 10-K are as follows (in thousands except for per share data):

	2003
	As Previously Reported	As Restated
BALANCE SHEET DATA:
Additional paid-in capital	$26,834	$31,900
Accumulated deficit	(19,402)	(24,468)
Total shareholders equity	$7,253	$7,253
INCOME STATEMENT DATA:
Gain on preferred stock transaction	$36,377	$28,778
Net income applicable to common shareholders	35,616	4,437
Earnings per share - basic	$1.21	$0.96
Earnings per share - diluted	$0.39	$0.30

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

The Company issued 1,000,000 shares of Series C Preferred Stock and 6,000,000 warrants to purchase common stock in November 2002 as an exchange for the outstanding Series A and B Preferred Stock. The Series A and B Preferred Stock was convertible into approximately 125,358,776 shares of common stock at the exchange date. The Series C Preferred Stock is convertible into 44,000,000 shares. The issuance of the Series C Preferred Stock was to TLL Partners, a related entity. The Company recorded a gain on the retirement of its Series A and B Preferred Stock of $28,778,000 for common stock holders in accordance with the EITF Topic D-42. The Series C Preferred stock was included in the dilutive earnings per share calculation in 2003. Per the Series C Preferred Stock agreement the holders have the right to participate with common shareholders on an as-if converted basis. As such, the Company should have allocated its undistributed earnings to the Series C Preferred Stock in the basic earnings per share calculation for 2003 in accordance with EITF 03-06. The effect of this change reduced basic earnings per share from $7.67 to $1.21 for the year ended May 31, 2003. As a result of the Company’s restatement of it’s May 31, 2003 consolidated financial statements, due to a $5.1 million reduction in gain on preferred stock transaction, basic earnings per share was reduced from $1.21 to $0.96.

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

Stock-based Compensation: SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, provides companies with a choice to follow the provisions of SFAS No. 123 in determination of stock-based compensation expense under the alternative fair value accounting or to continue with the provisions of APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock-compensation plans. The Company has elected to follow the provisions of APB No. 25 under which no compensation expense is recognized if the exercise price of the Company’s stock options equals or exceeds the market price of the underlying Common Stock on the date of grant, generally no compensation expense is recognized. The Company recognized compensation expense of $68,000, $11,000 and $31,000 in 2004, 2003 and 2002, respectively, related to the repricing of its outstanding stock options during fiscal 2000. During fiscal year 2004 there were no material option grants made by the Company.

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

For purposes of pro forma disclosures, the estimated fair value of stock options is amortized to expense over the options’ vesting period. Therefore, future pro forma compensation expense may be greater as additional options are granted. The Company’s pro forma information follows:

	2004	2003	2002
Net income (loss) applicable to common shareholders	$(519)	$4,437	$53,624
Plus stock-based employee compensation expense included in reported net income (loss), net of related tax effects	45	7	31
Less total stock-based employee compensation determined under fair-value-based method, net of related tax effects	(27)	(41)	95

Pro forma net income (loss)	$(501)	$4,403	$53,750

Pro forma earnings (loss) per share:
Basic	$(0.11)	$0.95	$11.12

Diluted	$(0.11)	$0.30	$0.59

Net Income (Loss) Per Common Share: Basic net income (loss) per common share for common stock is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding. The Company also has outstanding Series C convertible participating preferred stock (the Series C preferred stock participates in all undistributed earnings with the common stock). The Company allocates earnings to the common shareholders under the two-class method as required by EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128.” The two-class method is an earnings allocation method under which basic net income per share is calculated for the Company’s common stock and its Series C convertible participating preferred stock considering participation rights in undistributed earnings as if all such earnings had been distributed during the year. Since the Company’s Series C convertible participating preferred stock is not contractually responsible to share in the Company’s losses, in applying the two-class method to compute basic net income per common share, no allocation is made to the Series C preferred stock if there is an undistributed net loss.

Diluted net income (loss) per common share is computed by dividing net income (loss) including the gain on preferred stock transaction by the sum of the weighted-average number of common shares and dilutive common share equivalents then outstanding using the treasury stock method and the assumed conversion of the Series A and Series B convertible preferred stock and the Series C convertible participating preferred stock to common shares (if-converted method).

If the above calculations result in a net loss available to the common shareholders (due to a net loss for the period or the effect of accrued preferred stock dividends) and if the effect of including common shares equivalents and the assumed conversion of preferred stock, or use of the two-class method, is anti-dilutive, then diluted net loss per common share will equal basic net loss per common share.

Basic and diluted net income (loss) per common share for the years ended May 31, 2004, 2003 and 2002 are calculated as follows (in thousands except per share amounts):

	2004	2003	2002
Numerator:
Net income (loss)	$(519)	$(761)	$58,413
Preferred stock dividends	—	—	(4,789)
Gain on preferred stock transaction	—	28,778	—

Undistributed earnings	(519)	28,017	53,624
Participation rights of preferred stock in undistributed earnings (see percentage calculation below)	—	(23,580)	—

Numerator for basic net income (loss) per common share – income (loss) available to common shareholders under the two-class method	(519)	4,437	53,624
Preferred stock dividends and participation rights of preferred stock	—	23,580	4,789

Numerator for diluted net income (loss) per common share - income (loss) available to common shareholders after assumed conversion of preferred stock	$(519)	$28,017	$58,413

Denominator:
Denominator for basic net income (loss) per common share - weighted-average shares	4,547	4,645	4,835
Effect of dilution due to participating convertible preferred stock - Series C Preferred	—	24,689	—

Subtotal	4,547	29,334	4,835
Percentage of undistributed earnings allocated to participating preferred stock	0.0%	84.2%	0.0%
Effect of dilution due to:
Stock options	—	159	150
Common stock purchase warrants	—	4,411	2,597
Series B Preferred Stock	—	1,077	2,461
Series A Preferred Stock	—	57,073	88,850

Denominator for diluted net income (loss) per common share - adjusted weighted average shares	4,547	92,054	98,893

Net income (loss) per common share:
Basic	$(0.11)	$0.96	$11.09
Diluted	$(0.11)	$0.30	$0.59

The Company issued 1,000,000 shares of Series C Preferred Stock and 6,000,000 warrants to purchase common stock in November 2002 as an exchange for the outstanding Series A and B Preferred Stock. The Series A and B Preferred Stock was convertible into approximately 125,358,776 shares of common stock at the exchange date. The Series C Preferred Stock is convertible into 44,000,000 shares. The issuance of the Series C Preferred Stock was to TLL Partners, a related entity. The Company recorded a gain on the retirement of its Series A and B Preferred Stock of $28,778,000 for common shareholders in accordance with the EITF Topic D-42 which represented the difference between the carrying value of the securities retired and the fair value of Series C Preferred Stock valued at the market price of the underlying common stock on the date of issuance. The Series C Preferred Stock was included in the dilutive earnings per share calculation in 2003. Per the Series C Preferred Stock agreement the holders have the right to participate with common shareholders on an as-if converted basis. As such, the Company should have included the dilutive common shares underlying the Series C Preferred Stock in the basic earnings per share calculation for 2003 in accordance with EITF Topic D-95.

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

NOTE E – PROPERTY, PLANT AND EQUIPMENT

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

NOTE G – LONG-TERM DEBT

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

On November 7, 2002, the Company’s common shareholders voted to approve the issuance by the Company of 1,000,000 shares of Series C Preferred Stock and warrants to purchase 6,000,000 shares of the Company’s Common Stock to TLL Partners and GM Holdings, respectively completed the Restructuring Agreement entered into May 17, 2002.

The Company estimated the fair value of the Series C Preferred Stock and the 6,000,000 warrants to purchase common stock to be issued to GM Holdings at $14,520,000 and $1,345,000, respectively, and recorded a portion of the fair value of these securities, $5,808,000 for the Series C Preferred Stock and $538,000 for the warrants to purchase common stock, as a reduction to the gain on extinguishment of debt during fiscal 2002. The shares of Series C Preferred Stock were valued at $14.52 per share, reflecting the market vale of $.33 for each share of common stock into which the share of the Series C Preferred Stock is convertible and the conversion rate of 44 shares of common stock for each share of Series C Preferred Stock. The warrants to purchase common stock were recorded at the fair value of the embedded put feature which and is being accreted in value over time to its redemption value of $3,000,000 in May 2007.

The gain on extinguishment of debt for the year ended May 31, 2002, of approximately $64,500,000 was calculated as follows:

Senior debt, including accrued interest, extinguished	$60,700,000
Junior subordinated debt extinguished	25,500,000
Total	86,200,000
Less:
Cash paid	9,800,000
Pilgrim promissory note, including interest to be paid	3,200,000
Allocated portion of the fair value of the Series C Preferred Stock	5,800,000
Allocated portion of the fair value of the 6,000,000 warrants to purchase common stock	500,000
Allocated portion of cash paid by significant shareholder	400,000
Write-off of related debt issue costs	1,100,000
Fees and expenses incurred	900,000
Gain on extinguishment of debt	$64,500,000

In conjunction with the issuance of the Series C Preferred Stock and 6,000,000 warrants to purchase common stock in exchange for the 15,000 shares of Series A Preferred Stock, 85,394 shares of Series B Preferred Stock, 2,660,840 warrants to purchase common stock, 324,173 warrants to purchase Series B Preferred Stock and 295,649 shares of common stock, the Company recognized a gain of $28,778,000, in the second quarter of fiscal year 2003, that was included in income applicable to common stock and is reflected in the Company’s earnings per share calculations for the year ended May 31, 2003. The amount of the gain represents the amount by which the carrying value of the Series A Preferred Stock as of November 7, 2002 $38,297,000 which included accrued dividends which were recorded in paid-in capital, exceeded the allocated portion of the fair value of the securities issued, $8,712,000 for the Series C Preferred Stock and $807,000 for the 6,000,000 warrants to purchase common stock issued by the Company.

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

NOTE K – INCOME TAXES

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

NOTE L – COMMITMENTS AND CONTINGENCIES

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

	Payments Due By Period (in thousands)
	Total	2005	2006	2007	2008	Thereafter
Significant Contractual Obligations
Operating leases	$4,093	$1,616	$1,061	$855	$544	$17

Teletouch is party to various legal proceedings arising in the ordinary course of business. The Company believes there is no proceeding, either threatened or pending, against it that will result in a material adverse effect on its results of operations or financial condition.

NOTE M – SHAREHOLDERS’ EQUITY

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

Series C Preferred Stock: At May 31, 2004, 1,000,000 shares of Series C Preferred Stock with a par value of $0.001 are issued and outstanding.

The material terms of the Series C Preferred Stock are as follows: after payment of all amounts due under the Amended Credit Agreement which was paid in full in December 2002, (1) dividends may be paid on a pro rata basis; (2) assets may be distributed upon voluntary or involuntary liquidation, dissolution or winding up of the Company; and (3) holders may convert all, but not less than all, of their Series C Preferred Stock into shares of Common Stock after May 20, 2005, subject to the following terms and conditions. The Series C Preferred Stock will be convertible into a number of shares of Common Stock computed by dividing (1) the product of (A) the number of shares of Series C Preferred Stock to be converted and (B) 22, by (2) the conversion price in effect at the time of conversion. The conversion price for delivery of Common Stock shall initially be $0.50 and subject to adjustment. The Series C Preferred Stock is non-voting. Holders of Series C Preferred Stock are entitled to notice of all shareholders meetings. The consent of at least a majority of the Series C Preferred Stock (calculated on an “as converted” basis) is required to effect any amendment (a) to voting powers, preferences or rights of the holders of Series C Preferred Stock or (b) to the Certificate of Incorporation authorizing, creating or increasing the amount of any shares of any class or series prior or equal to the Series C Preferred Stock for payment of dividends or (c) any merger or consolidation unless the surviving entity shall have no class or series of shares or securities authorized or outstanding ranking prior to the Series C Preferred Stock.

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

NOTE N – STOCK OPTIONS

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

On November 7, 2002, the Company’s common shareholders voted to adopt and ratify the Teletouch 2002 Stock Option and Appreciation Rights Plan (“2002 Plan”). Under the 2002 Plan, Teletouch may issue options which will result in the issuance of up to an aggregate of ten million (10,000,000) shares of Teletouch common stock. The 2002 Plan provides for options which qualify as incentive stock options (Incentive Options) under Section 422 of the Code, as well as the issuance of non-qualified options (Non-Qualified Options). The shares issued by Teletouch under the 2002 Plan may be either treasury shares or authorized but unissued shares as Teletouch’s Board of Directors may determine from time to time. Pursuant to the terms of the 2002 Plan, Teletouch may grant Non-Qualified Options and Stock Appreciation Rights (SARs) only to officers, directors, employees and consultants of Teletouch or any of Teletouch’s subsidiaries as selected by the Board of Directors or the Compensation Committee. The 2002 Plan also provides that the Incentive Options shall be available only to officers or employees of Teletouch or any of Teletouch’s subsidiaries as selected by the Board of Directors or Compensation Committee. The price at which shares of common stock covered by the option can be purchased is determined by Teletouch’s Compensation Committee or Board of Directors; however, in all instances the exercise price is never less than the fair market value of Teletouch’s common stock on the date the option is granted. To the extent that an Incentive Option or Non-Qualified Option is not exercised within the period in which it may be exercised in accordance with the terms and provisions of the 2002 Plan described above, the Incentive Option or Non-Qualified Option will expire as to the then unexercised portion. As of May 31, 2004, approximately 87,200 Non-Qualified Options and no Incentive Options or SARs are outstanding under the 2002 Plan.

Stock option activity has been as follows:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price Per Share
Options outstanding at May 31, 2001	820,319	$0.24 - $3.38	$1.36

Options granted to officers and management	95,000	$0.24	$0.24
Options granted to directors	358,664	$0.18 - $0.61	$0.28
Options forfeited	(531,661)	$0.81 - $2.26	$1.31

Options outstanding at May 31, 2002	742,322	$0.18 - $3.38	$0.45

Options granted to officers and management	241,167	$0.33 - $0.40	$0.35
Options granted to directors	12,664	$0.34 - $0.38	$0.37
Options forfeited	(14,330)	$0.24	$0.24

Options outstanding at May 31, 2003	981,823	$0.18 - $3.38	$0.43

Options granted to officers and management	—	—	—
Options granted to directors	2,664	$0.89	$0.89
Options exercised	(35,500)	$0.24	$0.24
Options forfeited	(11,500)	$0.24	$0.24

Options outstanding at May 31, 2004	937,487	$0.18 - $3.38	$0.44

Exercisable at May 31, 2004	786,590		$0.46

Exercisable at May 31, 2003	535,240		$0.54

Exercisable at May 31, 2002	266,559		$0.79

Weighted-average fair value of options granted during 2004	$0.89

Weighted-average fair value of options granted during 2003	$0.21

Weighted-average fair value of options granted during 2002	$0.20

Weighted-average remaining contractual life	8.0 years

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

NOTE O – RETIREMENT PLAN

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

NOTE R – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended May 31, 2004 and 2003 are set forth below (in thousands except per share amounts):

	Three Months Ended
Fiscal 2004	August 31, 2003	November 30, 2003	February 28, 2004	May 31, 2004
Service, rent, and maintenance revenue	$6,177	$5,856	$5,783	5,376
Product sales revenue	772	699	769	1,322

Total operating revenues	6,949	6,555	6,552	6,698
Operating income (loss)	255	52	(492)	19
Net income (loss)	104	(53)	(435)	(135)
Net income applicable to common shareholders (3)	$10	$(53)	$(435)	$(135)
Earnings (loss) per share – basic	$0.00	$(0.01)	$(0.10)	$(0.03)
Earnings (loss) per share – diluted	$0.00	$(0.01)	$(0.10)	$(0.03)

	Three Months Ended
Fiscal 2003	August 31, 2002	November 30, 2002	February 28, 2003	May 31, 2003
		(Restated)
Service, rent, and maintenance revenue	$7,550	$7,082	$6,781	$6,516
Product sales revenue	2,501	2,048	1,421	923

Total operating revenues	10,051	9,130	8,202	7,439
Operating income (loss) (1)	259	(2,600)	431	222
Net income (loss)	124	(2,564)	1,195	484
Net income (loss) applicable to common shareholders (2)(3)	$124	$7,994	$111	$45
Earnings (loss) per share – basic	$0.03	$1.69	$0.02	$0.01
Earnings (loss) per share – diluted	$0.00	$0.18	$0.02	$0.01

(1)	Includes charges of $2.2 million in the quarter ended November 30, 2002 and $0.2 million in the quarter ended February 28, 2003 related to the Company’s exit from its retail distribution channel.

(2)	Includes the gain on preferred stock transaction of $28.8 million for the quarter ended November 30, 2002 less the participation rights of the Series C Preferred Stock in the earnings of the quarter.

(3)	The sum of quarterly net income (loss) applicable to common shareholders may differ from the full-year amounts due to participation rights of Series C Preferred Stock in undistributed earnings but not in losses or because the Series C Preferred Stock was not outstanding for the entire period.

The effect of the restatement on the amounts previously reported in consolidated financial statements for the three months ended November 30, 2002 is as follows (in thousands except for per share data):

	Three Months Ended November 30, 2002
	As Previously Reported	As Restated
INCOME STATEMENT DATA:
Net income applicable to common shareholders	33,813	7,994
Earnings per share - basic	$2.19	$1.69
Earnings per share - diluted	$0.23	$0.18

SCHEDULE II

TELETOUCH COMMUNICATIONS, INC.

Valuation and Qualifying Accounts and Reserves

(in thousands)

	Year Ended May 31
	2004	2003	2002
Allowance for Doubtful Accounts
Balance at beginning of year	$150	$238	$238
Additions charged to income	182	400	843
Balances written off, net of recoveries	(152)	(488)	(843)

Balance at end of year	$180	$150	$238

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2005.

TELETOUCH COMMUNICATIONS, INC.

By:	/s/ ROBERT M. MCMURREY
Robert M. McMurrey, Chairman

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT M. MCMURREY Robert M. McMurrey	Chairman of the Board	November 8, 2005

/s/ THOMAS A. HYDE, JR. Thomas A. Hyde, Jr.	Chief Executive Officer principal executive officer	November 8, 2005

/s/ J. KERNAN CROTTY J. Kernan Crotty	President, Chief Financial Officer, principal financial officer, Director	November 8, 2005

/s/ CLIFFORD E. MCFARLAND Clifford E. McFarland	Director	November 8, 2005

/s/ HENRY Y.L. TOH Henry Y.L. Toh	Director	November 8, 2005

/s/ MARSHALL G. WEBB Marshall G. Webb	Director	November 8, 2005

/s/ SUSAN STRANAHAN CIALLELLA Susan Stranahan Ciallella	Director	November 8, 2005

Index to Exhibits

The following exhibits are included with this report:

14	Code of Ethics

21	Subsidiaries

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)

32.1	Certification pursuant to 1350, Chapter 63, Title 18 of U.S. Code

32.2	Certification pursuant to 1350, Chapter 63, Title 18 of U.S. Code