Form 10-K
period 2005-05-31
TELETOUCH COMMUNICATIONS INC
filed 2005-11-08
CIK 928659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: MAY 31, 2005

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

Documents Incorporated by Reference

None.

INDEX TO FORM 10-K

of

TELETOUCH COMMUNICATIONS, INC.

Forward-Looking Statements

This annual report contains forward-looking statements and information relating to Teletouch Communications, Inc. and its subsidiaries that are based on management’s beliefs as well as assumptions made by and information currently available to management. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to Teletouch Communications, Inc. or its management, are forward-looking statements. Although these statements are based upon assumptions management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including, but not limited to, those factors set forth below under the captions “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Additional Factors That Affect Our Business, Future Operating Results, and Financial Condition”. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the discussion under “Additional Factors That Affect Our Business, Future Operating Results, and Financial Condition”.

PART I

Item 1. Business

General

Teletouch is a leading provider of telecommunications services, primarily paging services, in non-major metropolitan areas and communities in the Southeast United States. Currently the Company provides services in Alabama, Arkansas, Georgia, Louisiana, Mississippi, Missouri, Oklahoma, Texas, Tennessee and Florida. The Company has 18 paging service centers and 5 two-way radio shops in those states. Through inter-carrier arrangements, Teletouch also provides nationwide and expanded regional coverage.

Teletouch Communications, Inc. (“Teletouch” or the “Company”) was incorporated under the laws of the State of Delaware in July 1994 and is headquartered in Tyler, Texas. Teletouch, or one of its several predecessors, has operated two-way mobile communications services and telemessaging services in East Texas for approximately 42 years. References to Teletouch or the Company as used throughout this document means Teletouch Communications, Inc. or Teletouch Communications, Inc. and its subsidiaries, as the context requires.

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

Teletouch has experienced a substantial decline in the paging business over the last several years and expects that net paging subscriber deletions will continue as the demand for one-way paging continues to decline. At May 31, 2005, the Company had approximately 155,600 pagers in service as compared to approximately 194,000 and 217,700 at May 31, 2004 and May 31, 2003, respectively. For fiscal year 2005, the Company had total revenues of $24.7 million as compared to $26.8 million and $34.8 million in fiscal years 2004 and 2003, respectively.

Proposed Sale of Paging and Two Way Radio Businesses

On July 7, 2005, the Board of Directors of the Company (the “Board”) reviewed a proposal made by management to sell the Company’s core paging and two-way radio businesses to raise the necessary cash to acquire unidentified high growth businesses in the future. Prior to this meeting, management had obtained a draft letter of intent from a prospective buyer of the paging business which was presented to the Board at this meeting. After review of the information presented by management, which included the future business direction of the Company, its ability to continue to operate as a going concern and the estimated value of its paging and two-way radio business units, the Board met on July 10, 2005 and authorized the Company’s management to continue negotiations with the prospective buyer of the paging business. Additionally, the

Board authorized the Company to solicit offers on the two-way radio business and considered J. Kernan Crotty’s, the Company’s President and CFO, offer to buy the Company’s two-way radio business. These and other matters are described below.

On August 22, 2005 the Company entered into an Asset Purchase Agreement dated as of August 22, 2005 (the “APA”) to sell substantially all of the assets of its paging business to Teletouch Paging, LP (“Buyer”), a newly formed and non-affiliated limited partnership, wholly-owned by a private Fort Worth, Texas investment group. This transaction is expected to close within ten days after shareholder approval is obtained. The Buyer’s aggregate consideration for the Acquired Assets was originally contemplated to be approximately $5.25 million as of August 31, 2005 and will be payable as follows: (i) $4,000,000 less the cumulative cash flows attributable to the paging business from September 1, 2005 through the closing date to be payable in cash to the Company on the closing date, (ii) $1,200,000 non-interest bearing note payable to the Company due in 12 monthly payments of $100,000 each beginning the earlier of the date that Buyer has satisfied its obligations under its senior borrowings or August 31, 2007 and (iii) the assumption of approximately $50,000 notes payable related to vehicles being sold (collectively, the “Purchase Price”). Because the transaction is not expected to close before November 30, 2005, the consideration received by the Company for the sale will be reduced by an estimated $1.0 million which approximates the operating cash flow of the paging business from September 1, 2005 through November 30, 2005. Further delays in closing this transaction will reduce the purchase price by approximately $0.3 million per month. The $1.2 million promissory note payable to the Company will be secured by a lien on the assets subject to customary subordination provisions required by the Buyer’s senior lender. The Purchase Price is subject to adjustment based on the Company’s net working capital, as defined in the APA, at closing and the value of any excess net working capital transferred will be paid to the Company by the Buyer within 45 days of closing.

As a result of the certain rights contained in 6,000,000 redeemable common stock warrants issued by the Company as part of its debt and equity restructuring in 2002, the holders of these warrants (“Warrant Holders”) may have a right to vote separately as a class on the sale of the paging business since these rights are triggered upon a sale of “substantially all of the assets of the Company”, as defined in the warrant agreement. Further, on September 19, 2005, the Warrant Holders notified the Company of their intent to accelerate the redemption of the warrants based on the same trigger event that allows them voting rights causing the $3,000,000 redemption value to become due and payable upon the closing of this sale. Under the basic terms of the warrant agreement the redeemable common stock warrants could not be redeemed until December 2007. The Company is currently negotiating a reduction in the total amount due to the Warrant Holders upon the closing of the sale transaction and believes if it is unsuccessful in reaching terms on this obligation the warrant holders may vote against the sale of the paging business and therefore block the contemplated asset sale transactions. Robert M. McMurrey, Chairman of Teletouch and controlling person of TLL Partners LLC, an entity that owns approximately 89.2% of the outstanding common stock of Teletouch as of the date hereof, has agreed to vote in favor of the transaction unless an agreement cannot be reached with the Company’s warrant holders which reduces the amount payable as a result of the acceleration of the redemption feature of the warrants. The sale of the paging business is expected to close within ten days following the receipt of the required shareholder approval. The Company is preparing proxy solicitation materials in connection with a special meeting of the shareholders of the Company to be held to vote on this proposed asset sale transaction.

As of the date of this filing, the Company has not identified a buyer for its two-way radio business. On July 22, 2005, the Company received a letter of intent from J. Kernan Crotty, President and CFO of Teletouch, to purchase the assets of the two-way radio business. The Board considered the terms and provisions of this offer. However, the letter of intent expired as of August 31, 2005 in accordance with its terms and provisions. No further action has been taken with regard to the letter of intent. Because of the effort involved in completing the sale transaction of the Company’s paging business and the delays anticipated in closing that transaction, the Company has delayed its consideration of the offer on the two-way business. While the Company is continuing to solicit other offers in connection with the possible sale of its two-way radio business, it does not preclude the possibility of extending Mr. Crotty’s letter of intent. As of the date hereof, no such extension has been executed.

The proposed sales of these business units represent substantially all of the assets and operations of Teletouch Communications, Inc. The proceeds expected from these sale transactions are planned to be used to acquire a growth business for the Company. The Company has identified and is in negotiations with several target companies for acquisition. The Company plans to remain in the telemetry business after the sale transactions are complete although the current telemetry business will be restructured and is planned for integration with one of the companies targeted for acquisition. Readers of this Form 10-K should consider these proposed transactions and their impact on the Company as it is presented in this filing.

2006 Business Strategy

Teletouch’s primary focus during the fiscal years of 2003 and 2004 was on positioning the Company for growth in the future through the recapitalization of its debt and certain equity securities and the restructuring of its operations to maximize efficiency and profitability. The Company succeeded in recapitalizing its debt and certain equity securities in May 2002. By May 2003, the Company had completed its restructuring efforts and exited its retail distribution channel. The Company has continued during 2005 to follow its overall business strategy of minimizing the level of paging customer attrition while attempting to develop new revenue streams from telemetry products to minimize the impact of the loss in recurring revenues from its declining paging subscriber base.

In order for the Company to continue to generate sufficient cash flow going forward, the Company believes that it will become necessary to exit its core paging and two way radio businesses in 2006. This decision was made by the Company’s Board of directors shortly after year end and as discussed above, the Company has located a buyer for its paging business. The Company has struggled for the past several years to minimize the costs of operating its paging business in a time of declining revenues. With paging revenues expected to continue declining for the foreseeable future and a relatively fixed cost structure of maintaining the paging network and infrastructure, it has become increasingly difficult to maintain a positive cash flow from the paging business. The two way radio business has had some limited revenue growth over the past year due to homeland security grants being made available to local public safety entities to upgrade their communications systems. The Company believes that these revenue opportunities will extend for the next two years at which time many of these customers utilizing homeland security grant monies today will have limited needs for replacement or upgrades of their radio systems in future years which will result in a decline in revenues for Teletouch. The two way radio business also operates a radio system on which it sells subscription services. This business has been declining over the past year as customers migrate to newer technologies including cellular telephones. The Company does not believe the two way radio business is a growth business, although it has been a stable business for the Company for many years. Three years ago, the Company recognized the trends in its core businesses and began to develop a telemetry business. To date revenues from the telemetry business have been insignificant. The market for telemetry products is large and relatively new but continued technical issues with our telemetry products have prohibited the Company from growing this business. In October 2005 the Company decided to restructure its telemetry operations by the end of November 2005. This restructuring will result in changes to the existing telemetry product lines and disposition of certain assets related to the business, however, the Company will retain ownership of all intellectual property related to this business. The Company will be attempting to sell part of its telemetry customer base using products that the Company no longer plans to support as well as dispose of certain finished goods inventory and fixed assets not directly utilized in supporting the intellectual property or the ongoing product lines. The sale of these assets is planned to occur immediately following the restructuring of the telemetry sales and support functions anticipated late November 2005.

The current prospects of the Company’s core paging and two way radio business units coupled with the lack of success in the telemetry business led the Company to look to a strategy that would allow the Company to grow the business again in the future. The only solution apparent was to divest the current businesses and buy another business with revenue prospects that could carry the Company forward. After selling the paging and two way radio business units, the Company plans to acquire one or more growth companies and integrate them into the existing infrastructure at Teletouch. The Company believes that the sale of its core businesses is necessary at this point while there is still value in these businesses and has currently identified and is in negotiations with a number of target companies available for acquisition. In the interim period after the sale and through the time a new company is acquired, Teletouch will continue to operate as a publicly traded company and restructure its existing telemetry business to reduce the losses being generated by this business. The Company anticipates integrating its ongoing telemetry operations with one of the potential acquisition targets. Subsequent to the successful sale of the paging and two way radio business, most of the Company’s efforts over the coming months will focus on minimizing expenses of the remaining operations while securing additional financing to complete an acquisition.

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

Since 1997 growth rates have been negative. It is difficult to predict when the negative growth rates in the one-way paging industry will flatten out but Teletouch management believes that the industry will not see growth again in the future. Factors contributing to the paging industry’s negative growth include: (i) expanding coverage of other mobile communications networks; (ii) an increased consumer demand for products capable of two-way mobile communications; (iii) the rapidly declining costs of other mobile communications services such as cellular telephone service; and (iv) technological advances in cellular equipment and services.

Three types of carriers remain in the paging industry: (i) large, national paging companies, primarily USA Mobility, Inc. (“USA Mobility”), an entity created from the merger of Arch Wireless, Inc. and Metrocall Wireless, Inc. in November 2004 ; (ii) regional carriers, of which Teletouch is the largest, that operate in regional markets in the U.S. that can also offer service outside of their home regions through a network of interconnections between their own systems, a national firm, and/or other regional providers; and (iii) small, single market operators.

The Company’s Products and Markets

Paging Operations

This discussion should be read considering the discussion under “Proposed Sale of Paging and Two Way Businesses” above which discusses the decision of the Company to sell the majority of its assets and operations related to its core business units. This decision means a significant change to the Teletouch business in the coming year upon the sale of these businesses and operations and the results generated in 2005 may not be indicative of the business that will exist going forward.

Teletouch’s paging network has been primarily built through a number of acquisitions that it has completed over the years. The cost of converting customers to new frequencies is prohibitive given the low margins remaining in the business; therefore, adjoining networks on other frequencies are less attractive to Teletouch. Teletouch’s messaging traffic is transmitted utilizing the Post Office Code Standardization Advisory Group (“POCSAG”) messaging protocol. This technology is an older and less efficient air interface protocol due to slower transmission speeds and minimal error correction although it continues to be reliable system for the Company’s customers. Teletouch currently operates on 10 frequencies that it licenses in various locations throughout the Southeast United States; 152.240 (OP5), 152.480 (PC1), 152.780 (OJT), 157.740 (PC2), 158.100 (OT2), 158.700 (OP6), 462.800 (OU1), 929.7875 (NO1), 939.7125 (NO4) and 939.4875 (OAT). As of May 31, 2005, the Company had transitioned significantly all of it’s customers from 939.4875 (OAT) to other frequencies.

On May 20, 2004, Teletouch acquired substantially all of the paging assets of Preferred Networks, Inc. (“PNI”), a corporation headquartered in Atlanta, Georgia. These assets were acquired out of bankruptcy and consisted of two distinct paging networks, one in the Southeast and one in the Northeast United States. The total purchase price for the assets of PNI was approximately $257,000. In a concurrent transaction, Teletouch sold the paging network and the associated paging subscribers in the Northeast for $155,000. In June 2004, the Company sold certain excess paging infrastructure equipment acquired from PNI for $55,000. The net result of the asset purchase and sale transactions by Teletouch involving the PNI assets was that Teletouch retained the entire paging infrastructure in the Southeast, primarily around Atlanta, Georgia and the associated 24,000 paging subscribers. On July 29, 2005, the Company sold the remaining infrastructure in the Southeast, excluding the Birmingham, Alabama system that was shut down, to Satellink Communications, Inc. (“Satellink”) for $25,000. The sale to Satellink included the approximately 15,000 paging subscribers remaining on the system. In addition, Satellink assumed all the contractual obligations, primarily tower and building leases, related to this network.

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

The Company markets all its paging products and services under the Teletouch name. The Company distributes its paging products and services through two channels which include (i) a direct sales staff that concentrates on business accounts; and (ii) resellers, who purchase pagers and paging services in bulk and resell them to their own subscribers. Through November 2002, the Company sold paging products and services through Company-operated sales offices (“Retail Stores”) and by May 2003 the Company had completely exited its retail distribution channel.

Two-Way Radio Operations

This discussion should be read considering the discussion under “Proposed Sale of Paging and Two Way Businesses” above which discusses the decision of the Company to sell the majority of its assets and operations related to its core business units. This decision means a significant change to the Teletouch business in the coming year upon the sale of these businesses and operations and the results generated in 2005 may not be indicative of the business that will exist going forward.

Since 1963, Teletouch has been an authorized Motorola two-way radio dealer in the East Texas area. The Company has locations in Tyler, Longview, Nacogdoches, Lufkin, and Grand Prairie Texas and services a large percentage of the law enforcement and public safety agencies as well as other industries in the East Texas and Dallas / Fort Worth markets. Teletouch is currently a member of Motorola’s Pinnacle Club, a group of preferred Motorola dealers.

On January 29, 2004, Teletouch acquired substantially all of the two-way radio assets of DCAE, Inc. d/b/a Delta Communications, Inc. (“Delta”), a corporation headquartered in Garland, Texas. As part of the purchase, Teletouch acquired approximately 2,500 additional two-way radio subscribers and the logic trunked radio (“LTR”) infrastructure in the Dallas / Fort Worth market. The total purchase price for the assets of Delta was approximately $1,537,000 which consisted of certain cash and equity consideration. This acquisition allowed the Company to expand its operations from its mid-sized markets in eastern Texas to the larger Dallas/Fort Worth market. In July 2005, Teletouch relocated its two-way service center from Garland to Grand Prairie to be able to serve both its Fort Worth, Texas and Dallas, Texas customers from a more central location.

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

Teletouch completed the installation of the Passport, a registered trademark of Trident Micro Systems, enhancement to the Dallas/Fort Worth 450 MHz trunking system in April 2005. This enhancement provides connectivity between selected sites and thus automatic roaming capability to our two-way radio subscribers. The Company made the decision to install Passport because of market demand for a larger area of coverage without the need to change channels, much like the cellular and Nextel systems. The Dallas/Fort Worth system was upgraded to secure a large customer in the market which subscribed to the system under a three year contract. The Company expects to continue to grow its subscriber base as a result of enhancing its LTR system in the Dallas/Fort Worth market.

During fiscal year 2005, Teletouch was able to secure several sales contracts with entities utilizing recently released Homeland Security funds from the Federal Government. These sales contracts significantly increased the revenues of the two-way radio business during the year. The Company anticipates that these funds will continue to be made available over the next couple of years to allow city, county and local emergency response units to upgrade their communications equipment. Teletouch’s long relationships and reputation with these city, county and local entities over its almost 42 year presence in East Texas has allowed the Company to procure this business to date and the Company’s management believes it is positioned to continue to be successful in procuring more of this business as the Homeland Security funds continue to be made available.

Telemetry Operations

Wireless telemetry provides machine to machine or machine to people communications, which enable immediate notification of specific events. Sale of telemetric products and services provides Teletouch the opportunity to generate recurring service revenue as well as realize positive earnings and cash flow on the sale of equipment.

In November 2001, Teletouch entered the wireless telemetry market with a product line branded “Tracker by Teletouch”, which operates on the cellular network in virtually all areas of the United States. The initial product offering centered on fixed monitoring applications in the water/wastewater and poultry industries. In February 2002, Teletouch increased its telemetry product offering to include Tracker AVL, which monitors mobile assets using global positioning satellites to help customers monitor and track their vehicles, detached trailers and virtually any other mobile asset. In fiscal year 2004, the Company decided to discontinue the Tracker by Teletouch product line to focus on mobile asset tracking and personal monitoring telemetry products. Effective January 1, 2006, Teletouch will cease support of these installations and refer maintenance and repair work to local independent support centers unless the Company is successful in selling this customer base prior to that date.

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

In March 2004, the Company embarked on development of an improved version of its LifeGuard system, known as LifeGuard II (“LG II”). Whereas, the basic LifeGuard system tracked the vehicle in which a person was riding, the LG II monitors the location of the individual directly. LG II incorporates all of the features of the basic LifeGuard system and includes a GPS chip that enables employers to track the location and movement of individual workers. The LG II is expected to reach the market during the third quarter of 2006.

In November 2004, Teletouch reviewed its marketing strategy and decided to leverage its internal sales force through the use of a distributor network. The Company has been establishing dealers and working through them since that time. A number of distributors have been established at this time, with Company’s primary distributors being within the rail car industry. Teletouch is working closely with these distributors and their customers to adapt its products to the needs of the industry and to develop additional products specifically for the industry.

In July 2005, Teletouch announced that it had signed a comprehensive dealer agreement with GPSi, LLC to sell the Guidepoint telematics system. The Guidepoint system is optimized for small local fleets that have a need to monitor their employees through the use of a simple internet service. The Company has made several sales with its internal personnel and is currently seeking commission-only sales personnel to sell this product.

To date, revenues from telemetry sales and service have been insignificant to the Company’s overall revenue. The Company has been unable to generate significant revenues from this business to date primarily due to a variety of technical issues that have arisen within its products. All identified technical problems have been communicated to the Company’s suppliers and have been addressed at this time. Although the Company believes it has overcome the majority of the technical problems identified it continues to face a challenging marketplace where pricing is very competitive and customers are slow to adopt this new technology. For these reasons the Company will be restructuring the operations and evaluating the viability of each product in the product line by the end of November 2005.

Financial Information about Industry Segments

Teletouch operates in the wireless telecommunications industry, providing paging and messaging, two-way radio and telemetry services to a diversified customer base. The Company’s consolidated financial statements include two reportable segments: paging and messaging services and two-way radio services. See footnote 18 to the consolidated financial statements for segment financial information regarding these segments. Teletouch’s telemetry operations represent less than 10% individually and in the aggregate of operating revenue and assets of the Company. The Company has no foreign operations.

Sources of System Equipment and Inventory

Teletouch does not manufacture any of its network equipment used to provide paging or two way radio services, including but not limited to antennas, transmitters, and paging terminals, nor does it manufacture any of the pagers, cellular telephones, two-way radios, consumer electronics or telemetry devices it sells or leases. This equipment is available for purchase from multiple sources, and the Company anticipates that such equipment will continue to be available in the foreseeable future, consistent with normal manufacturing and delivery lead times. Because of the high degree of compatibility among different models of transmitters, computers and other paging and voice mail equipment manufactured by its suppliers, Teletouch’s paging and two way radio networks are not dependent upon any single source of such equipment. The Company purchases pagers and pager network equipment from several competing sources. The Company purchases two way radios primarily from Kenwood USA, Motorola and Icom America and the majority of its two way network equipment is purchased from Motorola although there are several competing sources for this equipment.

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

Although some competitors are small, privately owned companies serving only one market area, others are subsidiaries or divisions of larger companies, such as telephone companies, which provide paging and other telecommunications services in multiple market areas. The largest of the Company’s paging competitors is USA Mobility, Inc. (“USA Mobility”), an entity created from the merger of Arch Wireless, Inc. and Metrocall Wireless, Inc. in November 2004. Both Arch and Metrocall grew through acquisition using borrowed funds and offering service at non-economic rates which allowed them to increase their share of the market and drive smaller companies out of business. Then they both went into bankruptcy to eliminate their debt. Teletouch believes that the merger has created a virtual monopoly in the industry which has impacted Teletouch negatively. The financial resources of both Arch and Metrocall have historically allowed to them provide competing paging services in certain markets that Teletouch operates in at rates that could not be economically sustained by Teletouch. USA Mobility’s strategy has not changed since the merger and Teletouch remains concerned that this will worsen the current market pricing and possibly drive pricing down to a level in these markets at which Teletouch could not economically operate.

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

Patents and Trademarks

In fiscal year 2004, Teletouch registered the trademark for its GeoFleet™ software, a product that compiles reports and maps the data provided from any or all of Teletouch’s many telemetry devices. In fiscal year 2004, Teletouch also registered trademarks for its LifeGuard™ and VisionTrax™ products. LifeGuard™ is a wireless telemetry system that tracks and monitors personnel assets using satellite communication technology. VisionTrax™ is a self-powered wireless telemetry device that tracks and monitors mobile or remote assets using satellite communication technology. The Company considers these registered trademarks to be beneficial and will consider registering trademarks or service marks for future services or products it may develop.

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

Employees

At May 31, 2005, Teletouch employed 122 people, of which 120 were employed full-time and 2 were employed on a part-time or temporary basis. Most of these employees perform sales, operations support, and clerical roles. The Company considers its relationships with its employees to be satisfactory and is not a party to any collective bargaining agreement.

Item 2. Properties

Teletouch owns an office building and one transmitter site, along with the broadcast tower on that site. In addition, the Company currently leases 18 paging customer service centers and 5 two-way radio shops in its market area as well as a corporate office facility located in Tyler, Texas. Teletouch also leases transmitter sites on commercial towers, buildings, and other fixed structures in approximately 440 locations. The 440 locations are comprised of approximately 410 paging transmitter sites and 30 two-way radio transmitter sites. The Company’s leases are for various terms and provide for monthly rental payments at various rates. Teletouch is obligated to make total lease payments of approximately $2.7 million under its office facility and tower site leases for fiscal year 2006.

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

In October 2005, Teletouch filed suit in Federal court against Richard D. Fry, a former employee, and Locatient, Ltd., an Oklahoma limited liability company, claiming copyright infringement and theft of trade secrets, among other things. The suit claims that Fry used Company trade secrets to develop a software package while he was working for Teletouch. The Company claims that the software package Fry developed while working for the company is based on the same database structure and format that he developed while working at Teletouch. The suit seeks an injunction to prevent Fry from continuing to sell and market software based on the Company’s copyrighted work, and award of actual and exemplary damages.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Repurchases of Equity Securities

Teletouch’s Common Stock is traded on the American Stock Exchange under the symbol TLL.

On September 2, 2005, the American Stock Exchange (“AMEX”) notified the Company that as a result of the Company’s failure to file its Annual Report on Form 10-K for the fiscal year ended May 31, 2005 within the prescribed timeframe, the Company was not in compliance with the currency in public reporting continued listing requirement under the AMEX Company Guide.

On September 20, 2005, the Company submitted a plan of compliance addressing the continued listing deficiency, indicating its anticipated timing of the filing of its 2005 Form 10-K on or before November 28, 2005. In its letter dated September 26, 2005, the AMEX staff notified the Company that it accepted its plan to regain its compliance with the continued listing requirements by no later than November 28, 2005. Although there is no assurance, the Company believes that by filing the Annual Report in question, the Company will regain its compliance with the AMEX continued listing requirements. Moreover, there is no assurance that the Company will be able to implement its plan of compliance. If it is unable to do so, the Company’s securities could be de-listed from the AMEX and may continue to be quoted in the Pink Sheets. The Company may also seek quotation of its securities on the OTC Bulletin Board if and when it regains currency in the public reporting.

The following table lists the reported high and low transaction prices for Teletouch Common Stock for the periods indicated, which correspond to our quarterly fiscal periods for financial reporting purposes.

	Common Stock
	High	Low
Fiscal Year 2004
1st Quarter	$1.73	$0.45
2nd Quarter	1.21	0.69
3rd Quarter	1.18	0.82
4th Quarter	1.00	0.47
Fiscal Year 2005
1st Quarter	$0.69	$0.43
2nd Quarter	0.70	0.32
3rd Quarter	0.95	0.54
4th Quarter	0.69	0.42

As of November 1, 2005, 49,416,189 shares of Common Stock were issued and 48,796,667 shares of Common Stock were outstanding, 1,867,626 options and 6,000,000 warrants to purchase common stock were issued and outstanding. The common stock is the only class of stock which has voting rights or that is traded publicly. As of November 1, 2005, there were 43 holders of record of the Company’s Common Stock based upon information furnished by Continental Stock Transfer & Trust Company, New York, New York, the Company’s transfer agent. The number of holders of record does not reflect the number of beneficial holders, estimated to be in excess of 800, of Teletouch’s Common Stock for whom shares and warrants are held by banks, brokerage firms, and other entities.

Teletouch has never paid and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Dividends on the Series A Preferred Stock accrued at 14% per annum compounded quarterly through May 17, 2002 when, pursuant to the Restructuring Agreement effective as of that date, dividend accruals ceased. On November 7, 2002, the Company’s common shareholders approved the issuance of 1,000,000 shares of Series C Preferred Stock which were issued in exchange for all of the outstanding shares of Series A Preferred Stock as well as certain other securities. The Series C Preferred Stock is convertible into shares of common stock after May 20, 2005 and to date no cash dividends have been paid on the Series C Preferred Stock. On November 1, 2005, the Company issued 44,000,000 shares of its common stock to retire all of the outstanding 1,000,000 shares of its convertible Series C Preferred Stock held by TLL Partners, LLC.

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

(In Thousands, except Per Share Data, and Pagers in Service)

	2005	2004	2003	2002	2001
Service, rent, and maintenance revenue	$19,922	$23,192	$27,929	$34,335	$42,929
Product sales revenue	4,747	3,562	6,893	12,234	13,366

Total operating revenues	24,669	26,754	34,822	46,569	56,295
Operating expenses (1)(5)(7)(8)	28,362	26,920	36,510	45,249	92,979

Operating income (loss) (1)	$(3,693)	$(166)	$(1,688)	$1,320	$(36,684)
Interest expense, net(3)	(432)	(357)	(384)	(7,412)	(8,775)
Loss on investments	—	—	—	—	(356)
Gain on extinguishment of debt (3)(4)	—	—	510	64,505	—
Gain on litigation settlement (6)	—	—	429	—	—

Income (loss) before income tax expense (benefit) and extraordinary item (1)(3)(4)(5)(6)(7)(8)	(4,125)	(523)	(1,133)	58,413	(45,815)
Income tax expense/(benefit)	(673)	60	(372)

Income (loss) before extraordinary item (1)(3)(4)(5)(6)(7)(8)	(3,452)	(583)	(761)	58,413	(45,815)
Extraordinary item-Gain derived from negative goodwill on sale of certain PNI assets, net of tax		64

Net income (loss) before preferred stock dividends (1)(3)(4)(5)(6)(7)(8)	$(3,452)	$(519)	$(761)	$58,413	$(45,815)

Net income (loss) applicable to common shareholders (1)(3)(4)(5)(6)(7)(8)(9)	$(3,452)	$(519)	$4,437	$53,624	$(50,117)

Earnings (loss) per share – basic:
Earnings (loss) applicable to common shareholders before extraordinary item (1)(3)(4)(5)(6)(7)(8)(9)	$(0.75)	$(0.12)	$0.96	$11.09	$(10.65)
Extraordinary item	$—	$0.01	$—	$—	$—

Earnings (loss) applicable to common shareholders	$(0.75)	$(0.11)	$0.96	$11.09	$(10.65)

Earnings (loss) per share – diluted:
Earnings (loss) applicable to common shareholders before extraordinary item (1)(3)(4)(5)(6)(7)(8)(9)	$(0.75)	$(0.12)	$0.30	$0.59	$(10.65)
Extraordinary item	$—	$0.01	$—	$—	$—

Earnings (loss) applicable to common shareholders	$(0.75)	$(0.11)	$0.30	$0.59	$(10.65)

Pagers in service at end of period	155,600	194,000	217,700	271,100	354,700

Total assets (1)	$10,835	$14,748	$16,090	$23,638	$31,445

Long-term debt and redeemable equity securities, net of current portion (2)(3)(4)(10)	$2,290	$2,531	$2,230	$2,511	$—

Shareholders’ equity (deficit) (1)(3)(4)(5)(6)(7)(8)	$3,297	$6,802	$7,253	$9,301	$(55,814)

(1)	2001 information includes impairment charges of $36.6 million related to certain intangible assets recorded in the three month period ended May 31, 2001.
(2)	$66,935,000 of long-term debt was reclassified as a current liability as of May 31, 2001

(3)	$57,100,000 in outstanding principal on the Company’s senior debt and $25,513,000 in outstanding principal and accrued interest were retired on May 20, 2002 as the Company concluded its efforts to recapitalize its debt and certain equity securities. The Company recorded a gain on the extinguishment of debt of $64,505,000. See footnote 8 to the consolidated financial statements.
(4)	$2,536,000 in outstanding principal and accrued interest was retired on December 31, 2002. The Company recorded a gain on the extinguishment of debt of $510,000. See footnote 8 to the consolidated financial statements.
(5)	During the second quarter of fiscal 2003, the Company completed verification procedures of its property, plant and equipment. As a result, certain paging infrastructure inventory was not identified therefore a charge of $810,000 was recorded to write off the remaining carrying value of this equipment. See footnote 2 to the consolidated financial statements.
(6)	In December 2002, the Company received $429,000 as the result of a favorable legal settlement.
(7)	2002 information includes charges related to the closure of 22 retail stores in the amount of $488,000 for the abandonment of certain leased retail space and $120,000 for the abandonment of related leasehold improvements recorded in the fourth quarter of fiscal 2002.
(8)	2003 information includes charges related to the Company’s exit from its retail distribution channel in the amount of $2,303,000 recorded in the second and third quarter of fiscal 2003. These charges included $456,000 for personnel related costs, $477,000 for the abandonment of certain leased retail space, $34,000 for the abandonment of related leasehold improvements and $1,426,000 for write-downs on excess furniture and fixtures and computer equipment held for sale.
(9)	In November 2002, the Company recorded a gain of $28,778,000 on the retirement of its Series A and B Preferred Stock in exchange for its Series C Preferred Stock. During 2003 the Company allocated its earnings, including this gain, to the Series C Preferred Stock since it would participate in dividends if they were to be paid by the Company in accordance with the two-class method of presenting earnings per share. This allocation resulted in a charge to net income applicable to common stockholders of $23,580,000, attributable to the Series C Preferred Stock’s participation rights to the earnings of the period. The net gain remaining was recorded in net income applicable to common shareholders and is reflected in the earnings per share calculations for 2003. See footnote 8 to the consolidated financial statements.
(10)	Included are the Company’s obligations under outstanding redeemable common stock warrants and its obligations under outstanding redeemable common stock payable. See footnote 8 in the consolidated financial statements.

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

Proposed Sale of Paging and Two Way Radio Businesses

On July 7, 2005, the Board of Directors of the Company (the “Board”) met and reviewed a proposal made by management to sell the Company’s core paging and two-way radio businesses to raise the necessary cash to acquire unidentified high growth businesses in the future. Prior to this meeting, management had obtained a draft letter of intent from a prospective buyer of the paging business which was presented to the Board at this meeting. After review of the information presented by management, which included the future business direction of the Company, its ability to continue to operate as a going concern and the estimated value of its paging and two-way radio business units, the Board met on July 10, 2005 and authorized the Company’s management to continue negotiations with the prospective buyer of the paging business. Additionally, the Board authorized the Company to solicit offers on the two-way radio business and considered J. Kernan Crotty’s, the Company’s President and CFO, offer to buy the Company’s two-way radio business. These and other matters are described below.

On August 22, 2005 the Company entered into an Asset Purchase Agreement dated as of August 22, 2005 to sell substantially all of the assets of its paging business to Teletouch Paging, LP (“Buyer”), a newly formed and non-affiliated limited partnership, wholly-owned by a private Fort Worth, Texas investment group. This transaction is expected to close within ten days after shareholder approval is obtained. The Buyer’s aggregate consideration for the Acquired Assets was originally contemplated to be approximately $5.25 million as of August 31, 2005 and will be payable as follows: (i) $4,000,000 less the cumulative cash flows attributable to the paging business from September 1, 2005 through the closing date to be payable in cash to the Company on the closing date, (ii) $1,200,000 non-interest bearing note payable to the Company due in 12 monthly payments of $100,000 each beginning the earlier of the date that Buyer has satisfied its obligations under its senior borrowings or August 31, 2007 and (iii) the assumption of approximately $50,000 notes payable related to vehicles being sold (collectively, the “Purchase Price”). Because the transaction is not expected to close before November 30, 2005, the consideration received by the Company for the sale will be reduced by an estimated $1.0 million which approximates the operating cash flow of the paging business from September 1, 2005 through November 30, 2005. Further delays in closing this transaction will reduce the purchase price by approximately $0.3 million per month. The $1.2 million promissory note payable to the Company will be secured by a lien on the assets subject to customary subordination provisions required by the Buyer’s senior lender. The Purchase Price is subject to adjustment based on the Company’s net working capital, as defined in the APA, at closing and the value of any excess net working capital transferred will be paid to the Company by the Buyer within 45 days of closing.

As a result of the certain rights contained in 6,000,000 redeemable common stock warrants issued by the Company as part of its debt and equity restructuring in 2002, the holders of these warrants (“Warrant Holders”) have a right to vote separately as a class on the sale of the paging business since these rights are triggered upon a sale of “substantially all of the assets of the Company”, as defined in the warrant agreement. Further, on September 19, 2005, the Warrant Holders notified the Company of their intent to accelerate the redemption of the warrants based on the same trigger event that allows them voting rights causing the $3,000,000 redemption value to become due and payable upon the closing of this sale. Under the basic terms of the warrant agreement the redeemable common stock warrants could not be redeemed until December 2007. The Company is currently negotiating a reduction in the amount due to the Warrant Holders upon the closing of the sale transaction and believes if it is unsuccessful in reaching terms on this obligation the warrant holders may vote against the sale of the paging business and therefore block the contemplated asset sale transactions. Robert M. McMurrey, Chairman of Teletouch and controlling person of TLL Partners LLC, an entity that owns approximately 89.2% of the outstanding common stock of Teletouch as of the date hereof, has agreed to vote in favor of the transaction unless an agreement cannot be reached with the Company’s warrant holders which reduces the amount payable as a result of the acceleration of the redemption feature of the warrants. The sale of the paging business is expected to close within ten days following the receipt of the required shareholder approval. The Company is preparing proxy solicitation materials in connection with a special meeting of the shareholders of the Company to be held to vote on this proposed asset sale transaction. However, the special meeting of the Company’s shareholders is not expected to occur before November 30, 2005 due to certain delays encountered in the filing of the Company’s Annual Report on Form 10-K for the year ended May 31, 2005 which delay, in turn, is causing a delay the Company’s filing of its proxy statement for this special meeting.

As of the date of this filing, the Company has not identified a buyer for its two-way radio business. On July 22, 2005, the Company received a letter of intent from J. Kernan Crotty, President and CFO of Teletouch, to purchase the assets of the two-way radio business. The Board considered the terms and provisions of this offer. However, the letter of intent expired as of August 31, 2005 in accordance with its terms and provisions. No further action has been taken with regard to the letter of intent. Because of effort involved in completing the sale transaction of the Company’s paging business and the delays anticipated in closing that transaction, the Company has delayed its consideration of the offer on the two-way business. While the Company is continuing to solicit other offers in connection with the possible sale of its two-way radio business, it does not preclude the possibility of extending Mr. Crotty’s letter of intent. As of the date hereof, no such extension has been executed.

The proposed sales of these business units represent substantially all of the assets and operations of Teletouch Communications, Inc. The proceeds expected from these sale transactions are planned to be used to acquire a growth business for the Company. The Company has identified and is in negotiations with several target companies for acquisition. The Company plans to remain in the telemetry business after the sale transactions are complete although the current telemetry business will be restructured and is planned for integration with one of the companies targeted for acquisition. Readers of this Form 10-K should consider these proposed transactions and their impact on the Company as it is presented further in this discussion.

Overview

Teletouch is a leading provider of wireless telecommunications services, primarily paging services, in non-major metropolitan areas and communities in the southeast United States. As of May 31, 2005, the Company had approximately 155,600 pagers in service. The Company derives the majority of its revenues from fixed, periodic fees, not dependent on usage, charged to subscribers for paging services. As long as a subscriber remains on service, operating results benefit from the recurring payments of the fixed, periodic fees without incurring additional selling expenses or other fixed costs.

Results of Operations for the fiscal years ended May 31, 2005, 2004 and 2003

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

With the proposed sale of substantially all of the assets of the business as discussed above in “Proposed Sale of Paging and Two Way Radio Businesses”, the Company will retain certain operating costs related to maintaining the corporate functions of the public company. Subsequent to the sale and prior to any future acquisitions, the Company expects to generate losses. The infrastructure that remains at Teletouch will be leveraged upon to facilitate future acquisitions and integrations.

During the interim period after the sale, the Company will focus on minimizing the cost of its corporate functions while restructuring its telemetry business to minimize losses. The Company has been successful in controlling expenses in periods of declining revenue and plans to continue doing so as the Company moves forward.

Service, Rent and Maintenance Revenue and Cost of Service, Rent and Maintenance for fiscal years ended May 31, 2005, 2004 and 2003

(dollars in thousands)	Year Ended May 31,						Year Ended May 31,
	2005	% of Oper Rev	2004	% of Oper Rev	$ Change	% Change	2004	% of Oper Rev	2003	% of Oper Rev	$ Change	% Change
Service, rent, and maintenance revenue
Paging	$17,974	73%	$21,590	81%	$(3,616)	-17%	$21,590	81%	$26,383	76%	$(4,793)	-18%
Two way radio	1,732	7%	1,377	5%	355	26%	1,377	5%	1,392	4%	(15)	-1%
Telemetry	156	1%	98	0%	58	59%	98	0%	40	0%	58	145%
Other	60	0%	127	0%	(67)	-53%	127	0%	114	0%	13	11%

Service, rent, and maintenance revenue	19,922	81%	23,192	87%	(3,270)	-14%	23,192	87%	27,929	80%	(4,737)	-17%

Service, Rent and Maintenance Revenue Discussion for fiscal years ended May 31, 2005 and 2004

The 17% decline in paging service revenue for fiscal year ended May 31, 2005 resulted from fewer pagers in service. Pagers in service decreased to approximately 155,600 as of May 31, 2005 as compared to approximately 194,000 as of May 31, 2004, due to a continuing decline in the demand for one-way paging service. Paging subscriber loss rates as a percentage of total paging subscribers has remained flat from year to year, however, as the subscriber base continues to shrink the impact on revenues of these subscriber losses continues to decline. Teletouch anticipates that the demand for one way paging services will continue to decline for the foreseeable future, which will result in reductions in service, rent and maintenance revenues due to the lower volume of subscribers.

The 26% increase in two-way service revenue for fiscal year ended May 31, 2005 is due primarily to the acquisition of the customer base from Delta Communications in the Dallas / Fort Worth, Texas market. The asset purchase transaction with Delta Communications was closed in January 2004 which means that five months of revenue were included in the 2004 results as compared to twelve months included in the results of 2005. Late in the quarter ended February 28, 2005, the Company revised its compensation plan for its two way radio salespeople to emphasize acquiring customers on its two way radio system and began a capital project to upgrade its Dallas/Fort Worth and East Texas two way radio systems. As of April 19, 2005 the Company received all of the necessary equipment to upgrade its radio systems. The Dallas/Fort Worth upgrade was completed in late April 2005, while the East Texas upgrade was completed in the quarter ended August 31, 2005. The Company realized a positive shift in activations upon implementing the new compensation plan and increased its two way radio customers during the last quarter of fiscal year 2005.

The 59% increase in telemetry service revenue for fiscal year ended May 31, 2005 is due to the Company beginning to recognize limited sales success in this new product line as a result of the resolution of many of the technical issues experienced with these products in the prior year. The primary source of revenue during for fiscal year ended May 31, 2005 was from services related to the VisionTrax™ product which is used to track trailers and rail cars as well as other mobile assets.

Service, Rent and Maintenance Revenue Discussion for fiscal years ended May 31, 2004 and 2003

The 18% decline in paging service revenues for fiscal year ended May 31, 2004 resulted from fewer pagers in service. Pagers in service decreased to approximately 194,000 as of May 31, 2004 as compared to approximately 217,700 as of May 31, 2003, due to a continuing decline in the demand for one-way paging service. The pagers in service at the end of 2004 include approximately 26,000 paging subscribers acquired in May 2004 as part of the asset purchase transaction with Preferred Networks, Inc. in Georgia. Paging subscriber loss rates as a percentage of total paging subscribers has remained flat from year to year, however, as the subscriber base continues to shrink the impact on revenues of these subscriber losses continues to decline.

The 145% increase in telemetry service revenue for fiscal year ended May 31, 2004 is due to the introduction of the VisionTrax™ product line in July 2003 and an increase in sales of the Company’s mobile asset tracking and personal monitoring telemetry products.

Cost of Service, Rent and Maintenance for fiscal years ended May 31, 2005, 2004 and 2003

Cost of service, rent and maintenance expense consist of the following significant expense items:

(dollars in thousands)	Year Ended May 31,			Year Ended May 31,
	2005	2004	Change	2004	2003	Change
Cost of service, rent and maintenance
Tower lease expense	$2,978	$2,346	$632	$2,346	$2,218	$128
Third party airtime and network telco costs	3,120	3,333	(213)	3,333	3,477	(144)
Salaries and other personnel expense	3,744	3,955	(211)	3,955	3,780	175
Office expense	694	946	(252)	946	2,055	(1,109)
Other expenses	316	445	(129)	445	2,930	(2,485)

Total cost of service, rent and maintenance	$10,852	$11,025	$(173)	$11,025	$14,460	$(3,435)

Explanations for changes in expenses greater that $100,000 are provided below:

Cost of Service, Rent and Maintenance Discussion for fiscal years ended May 31, 2005 and May 31, 2004

•	The increase in tower lease expense for the fiscal year ended May 31, 2005 is primarily the result of additional tower leases entered into or assumed by the Company as a result of the acquisition of substantially all the assets of Delta Communications, Inc., in January 2004, and Preferred Networks, Inc., in May 2004. In addition, an internal review of the company’s existing tower leases was initiated during the quarter ended February 28, 2005, which resulted in the discovery of an expired lease which contained a holdover penalty clause in the event the lease was carried on a month-to-month basis. This lease expired December 31, 1999 and an accrual of $78,385 additional expense has been recorded to account for the difference between the holdover penalty and the amounts invoiced and paid through February 28, 2005. A new lease is currently being negotiated with the lessor.

•	The decrease in third party airtime and network telco costs for the fiscal year ended May 31, 2005 is due to a result of a declining subscriber base and concentrating efforts on auditing third party airtime invoices for proper billing.

•	The decrease in salaries and other personnel expense for the fiscal year ended May 31, 2005 is due to a reduction in Teletouch service personnel, 77 employees as of May 31, 2004 as compared to 73 employees as of May 31, 2005.

•	A decrease in office expense for the fiscal year ended May 31, 2005 is due to a reduced number of service center locations combined with office re-locations, including the corporate offices resulting in lower lease payments. The Company had 18 paging service center locations and 5 two way locations as of May 31, 2005, as compared to 20 paging service center locations and 6 two way locations as of May 31, 2004.

•	A decrease in other expenses for the fiscal year ended May 31, 2005 is due to reductions in travel and postage costs primarily due to fewer locations and employees as well as the Company’s implementation of a formalized travel approval policy at the beginning of fiscal 2005.

Cost of Service, Rent and Maintenance Discussion for fiscal years ended May 31, 2004 and May 31, 2003

•	The increase in tower lease expense for the fiscal year ended, May 31, 2004 is primarily the result of additional tower leases entered into or assumed by the Company as a result of the acquisition of substantially all the assets of Delta Communications, Inc., in January 2004, and Preferred Networks, Inc., in May 2004.

•	The decrease in third party airtime and network telco expense, for the fiscal year ended May 31, 2004 compared with fiscal year ended May 31, 2003 is due primarily to a reduction in paging subscribers with coverage on other affiliate’s paging networks and better telecommunication rates negotiated by the Company.

•	An increase in salaries and other personnel expenses for the fiscal year ended May 31, 2004 is due to an increase in employee health insurance claims compared to the fiscal year ended May 31, 2003. The increase is also attributable to severance paid to terminated employees in the quarter ended February 29, 2004.

•	The decline in office expense for the fiscal year ended May 31, 2004 reflects the effects of closing the majority of the Company’s retail stores in November 2002 and reducing the number of service center locations. The Company had 20 paging service center locations as of May 31, 2004, as compared to 22 paging service center locations as of May 31, 2003.

•	The decrease in other expenses for the fiscal year ended May 31, 2004 is primarily attributable to the November 2002 restructuring plan to exit the retail business.

Sales Revenue and Cost of Products Sold for fiscal years ended May 31, 2005, 2004 and 2003

(dollars in thousands)	Year Ended May 31,						Year Ended May 31,
	2005	% of Oper Rev	2004	% of Oper Rev	$ Change	% Change	2004	% of Oper Rev	2003	% of Oper Rev	$ Change	% Change
Product Sales Revenue
Pagers and accessories	$625	3%	$931	3%	$(306)	-33%	$931	3%	$2,300	7%	$(1,369)	-60%
Two way radios and parts	3,780	15%	2,110	8%	1,670	79%	2,110	8%	1,649	5%	461	28%
Telemetry devices and accessories	236	1%	269	1%	(33)	-12%	269	1%	185	1%	84	45%
Other	106	0%	252	1%	(146)	-58%	252	1%	2,759	8%	(2,507)	-91%

Total product sales revenue	4,747	19%	3,562	13%	1,185	33%	3,562	13%	6,893	20%	(3,331)	-48%
Cost of products sold	4,273	17%	3,184	12%	1,089	34%	3,184	12%	5,315	15%	(2,131)	-40%

Sales Revenue and Cost of Products Sold Discussion for fiscal years ended May 31, 2005 and May 31, 2004

Product sales revenue: The 33% decline in pager and accessory sales results from a continued decline in the paging subscriber base particularly within the wholesale distribution channel which has historically accounted for the largest percentage of the pager equipment sales while the business customers primarily lease their paging equipment from the Company. The 79% increase in two-way product sales revenue for the year ended May 31, 2005 is attributable primarily to certain sales contracts received as a result of the release of federal grant monies under the Homeland Security programs which allow city, county, and local emergency response entities to upgrade their communications equipment.

Cost of products sold: The 34% increase in cost of products sold for the fiscal year ended May 31, 2005 is attributable primarily to two-way sales revenues. In addition, inventory obsolescence expense increased $ 189,000 in fiscal year ended May 31, 2005 compared to fiscal year ended May 31, 2004 as the Company identified and recorded obsolete and slow moving paging, two way and telemetry products. Inventory obsolescence expense was $1,069,000 for the year ended May 31, 2005 as compared to $880,000 for the year ended May 31, 2004. The additional inventory write-offs in fiscal 2005 are related primarily to certain telemetry inventory that became unusable during the year due to technical problems with the devices.

Sales Revenue and Cost of Products Sold Discussion for fiscal years ended May 31, 2004 and May 31, 2003

Product sales revenue: The 60% decrease in paging product sales revenue for the fiscal year ended May 31, 2004 is attributed primarily to the company exiting the retail business in November 2002. The 91% decrease in other product sales revenue is also related to the November 2002 retail exit plan which decreased cellular phone and consumer electronic product sales in fiscal year ended May 31, 2004 compared to fiscal year ended May 31, 2003. The 28% increase in two way product sales revenue is due to the acquisition of Delta Communications, Inc. in January 2004 which allowed the Company to expand its two way business into the Dallas/Fort Worth market.

Cost of products sold: The 40% decrease in cost of products sold for the fiscal year ended May 31, 2004 is primarily due to the company exiting the retail business in November 2002 which resulted in fewer pager, cellular and electronic product sales. The decrease in cost of products sold is offset by a $ 392,000 increase in inventory obsolescence expense in fiscal year ended May 31, 2004 compared to fiscal year ended May 31, 2003. Inventory obsolescence expense was $880,000 for the year ended May 31, 2004 as compared to $488,000 for the year ended May 31, 2003. The inventory write-offs in fiscal 2004 related to slow moving paging and two way radio inventory that was identified during the year and to the impairment of the majority of the fixed monitoring telemetry devices in stock after the Company made a decision to withdraw from this product line.

Selling and General and Administrative Expenses for fiscal years ended May 31, 2005, 2004, 2003

Selling and general and administrative expenses consist of the following significant expense items:

(dollars in thousands)	Year Ended May 31			Year Ended May 31
	2005	2004	Change	2004	2003	Change
Selling and general and administrative expenses
Salaries and other personnel expenses	$4,988	$4,883	$105	$4,883	$7,084	$(2,201)
Office expense	395	396	(1)	396	469	(73)
Advertising expense	141	316	(175)	316	400	(84)
Professional fees	820	709	111	709	621	88
Taxes and Licenses fees	594	644	(50)	644	466	178
Stock-based compensation expense	(53)	67	(120)	67	11	56
Other expenses	1,564	1,598	(34)	1,598	1,956	(358)

Total selling, general, and administrative expenses	$8,449	$8,613	$(164)	$8,613	$11,007	$(2,394)

Explanations for changes in expenses greater than $100,000 are provided below:

Selling and General and Administrative Expenses Discussion for fiscal years ended May 31, 2005 and May 31, 2004

•	The increase in salaries and other personnel expense for the fiscal year ended May 31, 2005 is due to an increase in management bonuses for 2005. The increase in salaries is partially offset by the reduction in the number of selling and general and administrative employees, 58 employees as of May 31, 2004 as compared to 49 employees as of May 31, 2005, as well as, a decrease in employee health insurance expenses.

•	The decrease in advertising expense for the fiscal year ended May 31, 2005 is due to the Company’s decision in fiscal year 2005 to focus telemetry product sales with distributors instead of direct business customers (end users) which reduced the need for advertising and services from an advertising agency.

•	The increase in professional fees for the fiscal year ended May 31, 2005 is due to an additional audit fees related to the Company’s responses to the Securities and Exchange Commission’s (“SEC”) comment letter related to the Company’s Form 10-K for the year ended May 31, 2004. The comment letter from the staff at the SEC was received in February 2005 and work has been ongoing since that time responding to the comments. The Company has restated its 2002 and 2003 financial statement by filing an amended Form 10-K/A for the year ended May 31, 2004 which includes the restated financials.

•	A decrease in stock-based compensation expense for fiscal year ended May 31, 2005 is attributed to the decrease in the market price of the Company’s stock compared to the fiscal year ended May 31, 2004.

Selling and General and Administrative Expenses Discussion for fiscal years ended May 31, 2004 and May 31, 2003

•	The decrease in salaries and other personnel expense for the fiscal year ended May 31, 2004 is due to a reduction in selling and general and administrative personnel, 85 employees as of May 31, 2003 as compared to 58 employees as of May 31, 2004.

•	The increase in taxes for the fiscal year ended May 31, 2004 is attributed primarily the correction of prior year under accruals for franchise taxes.

•	The decrease in other expenses for the fiscal year ended May 31, 2004 is due to a reduction in bad debt expenses related to the declining retail subscriber base, as well as, increased collection efforts. Other expenses also decreased due to fewer bank and credit card charges related to the exit of the retail business and fewer service center locations combined with a reduced amount spent on investor relations.

Other Operating Expenses for fiscal years ended May 31, 2005, 2004 and 2003

(dollars in thousands)	Year Ended May 31			Year Ended May 31
	2005	2004	Change	2004	2003	Change
Depreciation and amortization	3,218	3,726	(508)	3,726	4,665	(939)
Impairment of goodwill	551	—	551	—	—	—
Loss on disposal of assets	1,019	372	647	372	253	119
Write-off of equipment	—	—		—	810	(810)

Total other operating expenses	4,788	4,098	690	4,098	5,728	(1,630)

Other Operating Expenses Discussion for fiscal years ended May 31, 2005 and May 31, 2004

Depreciation and amortization: The decrease in depreciation and amortization expense for fiscal year ended May 31, 2005 is due to fixed assets written off and fully depreciated in fiscal 2004. Depreciation expense related to these fixed assets amounted to approximately $475,000 for fiscal 2004.

Loss on disposal of assets: The increase in loss on disposal of assets is due primarily to the Company’s efforts to reduce paging network costs which resulted in the consolidation and abandonment of certain paging network systems. The loss includes a $665,000 loss from the abandonment of its OAT system in fourth quarter of fiscal 2005.

Impairment of goodwill: In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company performs an annual impairment test of goodwill. The Company evaluates goodwill at the reporting segment level as of March 1st of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. As required by SFAS No.142, the impairment test is accomplished using a two-stepped approach. The first step screens for impairment and, when impairment is indicated, a second step is employed to measure the impairment. The Company recorded a goodwill impairment charge during the fourth quarter of fiscal 2005 of $551,000 presented as an operating expense which resulted primarily from a decline in the profitability of our Dallas / Fort Worth two way radio operations within the two way radio reporting segment of the Company. The goodwill impairment was recorded due to the decreased sales in our logic trunked radio (“LTR”) sales resulting from increased competition in the market from other two way radio provider and cellular companies, lower demand for these services and limited sales staff during the year focusing on this portion of the business. The reduced LTR sales activity was not significant to the operations of the business during the any quarter during the year, although the cumulative effect of the impact on the LTR subscriber base results in lower future cash flow projections than the Company anticipated upon acquiring the business which in turn results in a reduced fair market value of the assets of the reporting segment.

Other Operating Expenses Discussion for the fiscal year ended May 31, 2004 and May 31, 2003

Depreciation and amortization: The decrease in depreciation and amortization expense for fiscal year ended May 31, 2004 is due to the write off of fixed assets to match the fixed asset physical inventory in the quarter ended February 28, 2003. The decrease is primarily due to a write off of certain paging infrastructure equipment, write-downs on excess furniture, fixtures and computer equipment held for sale, and charges to write off leasehold improvements relating to store closings. This decrease is offset slightly by an increase in depreciation expense resulting from additional property, plant and equipment and intangible assets acquired from Delta Communications in January 2004 related to the two-way business acquired in the Dallas/Fort Worth market.

Loss on disposal of assets: The increase in loss on disposal of assets is due primarily to the abandonment of $0.3 million of computer software programs in the third quarter of fiscal 2004. The Company purchased the computer software, in fiscal 2003, which was represented to be a fully integrated system. After a year of implementation, it was determined that the software was not capable of handling the complexities of a telecommunications company.

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

Interest Expense, Net of Interest Income for the fiscal years ended May 31, 2005, 2004 and 2003

Net interest expense remained at $0.4 million in fiscal years 2005, 2004 and 2003. Interest expense, net of interest income primarily consists of the accretion of the redeemable common stock purchase warrants and common stock payable, interest expense related to a line of credit with First Community Financial Corporation (“FCFC”) and the interest related to various automobile notes. During February 2005, the Company terminated the line of credit with FCFC and paid an additional $10,000 in interest to FCFC related to the minimum interest charge due under the agreement of $5,000 per month through the original expiration of the agreement.

Income Tax Expense (Benefit) for the fiscal year ended May 31, 2005, 2004 and 2003

The effective benefit tax rate is 16% for the fiscal year ended May 31, 2005, due to the interest expense related to the redeemable common stock warrants being non-deductible for tax purposes and valuation allowance recorded against the deferred tax assets to reflect the estimate that these assets may not be realizable in the future given the inability of the Company for forecast net income at this point. The effective tax rate was 13% for the year ended May 31, 2004 due to the interest expense on the redeemable common stock warrants and a change in the tax accrual estimates made at May 31, 2003. For the year ended May 31, 2002, the Company’s effective benefit tax rate was 33% only reduced slightly from the statutory rate.

Gain on Preferred Stock Transaction

In conjunction with the issuance of 1,000,000 shares of Series C Preferred Stock and 6,000,000 warrants to purchase common stock in exchange for the 15,000 shares of Series A Preferred Stock, 85,394 shares of Series B Preferred Stock, 2,660,840 warrants to purchase common stock, 324,173 warrants to purchase Series B Preferred Stock and 295,649 shares of common stock, the Company recognized a gain of $28,778,000, in the second quarter of fiscal year 2003, that was included in income applicable to common stock and is reflected in the Company’s earnings per share calculations for the year ended May 31, 2003. The amount of the gain represents the amount by which the carrying value of the Series A Preferred Stock as of November 7, 2002 $38,297,000 which included accrued dividends which were recorded in paid-in capital, exceeded the allocated portion of the fair value of the securities issued, $8,712,000 for the Series C Preferred Stock and $807,000 for the 6,000,000 warrants to purchase common stock issued by the Company.

Net Income (Loss) Applicable to Common Shareholders

Teletouch’s net income (loss) applicable to common shareholder for the years ended May 31, 2005, 2004 and 2003 is as follows:

(dollars in thousands)	Year Ended May 31,			Year Ended May 31,
	2005	2004	Change	2004	2003	Change
Net income (loss) applicable to common shareholders	$(3,452)	$(519)	$(2,933)	$(519)	$4,437	$(4,956)

The $2,933,000 increase in net loss applicable to common shareholders for fiscal 2005 as compared to fiscal 2004 is primarily due to a loss of $3,616,000 in paging service revenues during fiscal 2005 related to a continuing decline in paging subscribers. Additionally, in fiscal 2005, the Company incurred approximately $189,000 in additional inventory obsolescence expense primarily related to certain telemetry inventory becoming obsolete and an the Company incurred an additional $647,000 in expense related to the abandonment of certain of its fixed assets in fiscal 2005 related to the abandonment of some of the Company’s paging systems. The increase in expenses in fiscal 2005 was offset by certain cost reduction measures implemented during fiscal 2005, particularly within the corporate office functions.

The $4,956,000 decrease in net income applicable to common shareholders during fiscal 2004 resulting in a net loss applicable to common shareholders in fiscal 2004 primarily relates to the adjustment to net income to arrive at net income available to common shareholders which resulted in additional income of $5,198,000 in fiscal 2003 as compared to $0 in fiscal 2004. The additional income in fiscal 2003 related to a gain of $28,778,000 recognized in November 2002 upon the exchange and retirement of certain preferred securities (see “Gain on Preferred Stock Transaction” discussion above). Because the Company reported net income in fiscal

2003 and the gain on the preferred stock transaction increased the profitability of the Company during this year, the Company allocated its earnings between its common shareholders and its participating preferred shareholders in accordance with the two class method of reporting earnings per share. This allocation resulted in a $23,580,000 charge to the common shareholders representing the participating preferred shareholders’ rights to the unallocated earning of the Company. This net gain was offset by an $810,000 charge related to the write off of certain paging network equipment that was unable to be located during the verification procedures completed during the second quarter of fiscal 2003. In fiscal 2004, the Company lost paging service, rent and maintenance revenue of $4,793,000 as compared to fiscal 2003 which was mostly offset by aggressive cost reduction measures implemented by the Company in fiscal 2004 which included personnel reductions, network rationalization programs and facility cost reductions.

FINANCIAL CONDITION AND GOING CONCERN

(dollars in thousands)	Year Ended May 31,			Year Ended May 31,
	2005	2004	Change	2004	2003	Change
Cash provided by operating activities	$2,870	$3,565	$(695)	$3,565	$6,653	$(3,088)
Cash used in investing activities	(1,446)	(3,745)	2,299	(3,745)	(3,514)	(231)
Cash used in financing activities	(213)	(436)	223	(436)	(3,923)	3,487

Net increase (decrease) in cash	$1,211	$(616)	$1,827	$(616)	$(784)	$168

Operating Activities

Teletouch’s cash balance was $1.3 million at fiscal year ended May 31, 2005 as compared to $0.1 million and $0.7 million at May 31, 2004 and 2003, respectively.

The decrease in cash provided by operations during the fiscal year ended May 31, 2005 as compared to the fiscal year ended May 31, 2004 is primarily due to $3,616,000 loss of paging service revenues because of the continued decline in paging subscribers. This decrease in revenues was partially offset by a $621,000 reduction of the Company’s inventories accomplished by decreasing its purchasing during the current year which contributed cash to the business as well as a $2,025,000 increase in two way radio revenues during fiscal 2005. In addition during fiscal year 2004, the Company made payments of $643,000 related to fiscal year 2003 federal income taxes and $227,000 for fiscal year 2004 estimated federal income taxes. During fiscal year 2005 the Company incurred a tax loss of approximately $2.0 million which was carried back against taxable income related to 2004 and 2003 which resulted in a current year income tax receivable of $689,000.

The decrease in cash provided by operations during the fiscal year ended May 31, 2004 as compared to the fiscal year ended May 31, 2003 is primarily due to $4,793,000 loss of paging service revenues because of the continued decline in paging subscribers in fiscal 2004. The decrease was offset by reductions in operating costs resulting from the completion of the Retail Exit Plan in late fiscal year 2003. Additionally, during fiscal 2003, the Company reduced its inventory by $1,894,000 as compared to a $96,000 reduction in inventory during fiscal 2004. In fiscal 2004, the Company’s inventory reductions in paging were offset by increases in its telemetry inventory. The net impact resulted in an additional $1,798,000 in cash generation related to inventory in fiscal 2003 versus 2004.

Investing Activities

Cash used by investing activities decreased during the fiscal year ended May 31, 2005 as compared to the fiscal year ended May 31, 2004 due to a $779,000 reduction in capital expenditures, primarily related to leased pagers. Additionally, during the prior year, the Company funded a note receivable to Streamwaves.com, Inc. in the amount of $250,000 and acquired certain long lived and intangible assets from Delta Communications, Inc. for which there were no similar transactions in the current year.

Cash used by investing activities increased during the fiscal year ended May 31, 2004 as compared to the fiscal year ended May 31, 2003 due to cash payments of $1,019,000 made to complete the asset purchase transactions with DCAE, Inc. in January 2004 and Preferred Networks, Inc in May 2004. The increase in cash used by the Company related to acquisitions in fiscal 2004 is partially offset by a reduction of $1,237,000 in capital expenditures which is primarily related to leased pagers.

Teletouch’s operations require capital investment to purchase inventory for lease to customers and to acquire paging infrastructure equipment to support the Company’s existing subscribers. Net capital expenditures, including pagers, were $1.5 million and $2.3 million for the fiscal years ended May 31, 2005 and 2004, respectively. Teletouch anticipates capital expenditures to continue to decline during the fiscal 2006 due primarily to the continuing decline in the number of leased pagers in service. Additionally, the Company plans to replace only necessary equipment to maintain the paging infrastructure. Teletouch expects to pay for these expenditures with cash generated from operations.

Financing Activities

The decrease in cash used by financing activities for the fiscal year ended May 31, 2005 as compared to the fiscal year ended May 31, 2004 was due primarily to approximately $169,000 less in principal payments made on the Company’s credit agreement with TLL Partners (“TLL Note”) and certain vehicle notes.

The decrease in cash used by financing activities for the fiscal year ended May 31, 2004 as compared to the fiscal year ended May 31, 2003 was due partly to approximately $1,633,000 in net reductions on the Company’s outstanding borrowings from First Community Financial Corporation (“FCFC”) in fiscal 2003 as compared to $109,000 in net reductions during fiscal 2004. The borrowing arrangement with FCFC was cancelled by the Company in February 2005. Additionally, the Company made principal payments totaling $2,600,000 to ING Prime Rate Trust and TLL Partners in fiscal 2003 as compared to $444,000 in principal payments to TLL Partners in fiscal 2004. In December 2002, the Company retired its obligations under its note due to ING Prime Rate Trust.

Current Position/Future Requirements

Teletouch’s primary focus during the fiscal years of 2003 and 2004 was on positioning the Company for growth in the future through the recapitalization of its debt and certain equity securities and the restructuring of its operations to maximize efficiency and profitability. The Company succeeded in recapitalizing its debt and certain equity securities in May 2002. By May 2003, the Company had completed its restructuring efforts and exited its retail distribution channel. The Company has continued, during 2005, to follow its overall business strategy of minimizing the level of paging customer attrition while attempting to develop new revenue streams from telemetry products to minimize the impact of the loss in recurring revenues from its declining paging subscriber base. The Company’s successful recapitalization of its debt and certain equity securities and the previous restructuring of its operations have allowed the Company to be able to generate sufficient cash flows to meet its capital needs for the previous two fiscal years.

In order for the Company to continue to generate sufficient cash flow going forward, it will become necessary to exit its core paging and two way radio businesses in 2006. This decision was made by the Company’s Board of directors shortly after year end and as discussed above, the Company has located a buyer for its paging business. The Company has struggled for the past several years to minimize the costs of operating its paging business in a time of declining revenues. With paging revenues expected to continue declining for the foreseeable future and a relatively fixed cost structure of maintaining the paging network and infrastructure, it has become increasingly difficult to project being able to maintain a positive cash flow from the paging business. The two way radio business has had some limited revenue growth over the past year due to homeland security grants being made available to local public safety entities to upgrade their communications systems. We believe these revenue opportunities will extend for the next two years at which time many of these customers utilizing homeland security grant monies today will have limited needs for replacement or upgrades of their radio systems in future years which will result in a decline in revenues for Teletouch. The two way radio business also operates a radio system on which it sells subscription services. This business has been declining over the past year as customers migrate to newer technologies including cellular telephones. The Company does not believe the two way radio business is a growth business, although it has been a stable business for the Company for many years. Three years ago, the Company recognized the trends in its core businesses and began to develop a telemetry business. To date revenues from the telemetry business have been insignificant. The market for telemetry products is large and relatively new but continued technical issues with our telemetry products have prohibited the Company from growing this business.

The current prospects of the Company’s core paging and two way radio business units coupled with the lack of success in the telemetry business led the Company to look to a strategy that allow the Company to grow the business again in the future. The only solution apparent was to divest the current businesses and buy another business with revenue prospects that could carry the Company forward. After selling the paging and two way radio business units, the Company plans to acquire one or more growth companies and integrate them into the existing infrastructure at Teletouch. The Company believes that the sale of its core businesses is necessary at this point while there is still value in these businesses and has currently identified and is in negotiations with several target companies for acquisition. In the interim period after the sale and through the time a new company is acquired, Teletouch will continue to operate as a publicly traded company and restructure its existing telemetry business to reduce the losses being generated by this business. The Company anticipates integrating its ongoing telemetry operations with one of the potential acquisition targets. Subsequent to the successful sale of the paging and two way radio business, most of the Company’s efforts over the coming months will focus on minimizing expenses of the remaining operations while securing additional financing to complete an acquisition.

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

As of May 31, 2005, the Company has no borrowings outstanding under its $2.2 million promissory note with TLL Partners. Any borrowings under this arrangement are subject to the approval of the PCCI Board of Directors and availability of funds. TLL Partners is a wholly owned subsidiary of PCCI. The

Company has had limited borrowings under this agreement in the past and has been given no assurances from TLL Partners or PCCI that the necessary approval would be given by the PCCI Board of Directors to fund any future operating or capital needs of Teletouch. The Company’s management does not anticipate that the necessary approvals would be granted by the PCCI Board of Directors; therefore, it is operating under the assumption that there are no available borrowings under this agreement.

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

There is no assurance that the Company will be able to improve its cash flow from operations, obtain additional third party financing, generate additional new revenues, complete the sale of the two way radio business or complete any acquisitions it is evaluating. If a combination of these events does not occur the Company may not have sufficient cash to operate the business over the next year from the proceeds of the sale of the paging business alone. The sale of the paging business is contingent on shareholder approval. As a result of the certain rights contained in 6,000,000 redeemable common stock warrants issued by the Company as part of its debt and equity restructuring in 2002, the holders of these warrants (“Warrant Holders”) have a right to vote separately as a class on the sale of the paging business since these rights are triggered upon a sale of “substantially all of the assets of the Company”, as defined in the warrant agreement. Further, on September 19, 2005, the Warrant Holders notified the Company of their intent to accelerate the redemption of the warrants based on the same trigger event that allows them voting rights causing the $3,000,000 redemption value to become due and payable upon the closing of this sale. Under the basic terms of the warrant agreement the redeemable common stock warrants could not be redeemed until December 2007. The Company is currently negotiating a reduction in the amount due to the Warrant Holders upon the closing of the sale transaction and believes if it is unsuccessful in reaching terms on this obligation the warrant holders may vote against the sale of the paging business and therefore block the contemplated asset sale transactions. Robert M. McMurrey, Chairman of Teletouch and controlling person of TLL Partners LLC, an entity that owns approximately 89.2% of the outstanding common stock of Teletouch as of the date hereof, has agreed to vote in favor of the transaction unless an agreement cannot be reached with the Company’s warrant holders which reduces the amount payable as a result of the acceleration of the redemption feature of the warrants. A special shareholders meeting is planned shortly after the filing of the report to seek approval for the sale of the paging business.

Going Concern Matters

Based on current and anticipated levels of operations, the Company’s management anticipates that net cash provided by the sale of the paging and two way businesses, if the Company is successful in closing these sales, together with the $1.3 million of cash on hand will be adequate to meet its anticipated cash requirements for the next twelve months although additional financing will likely be necessary to complete any acquisitions during 2006. During fiscal 2006, management estimates that it will need approximately $2.2 million to maintain the administrative and corporate functions of the Company and between $1.0 million and $1.5 million to settle its obligations under its redeemable common stock warrants if the Company is successful in closing on the sale of its paging business and the warrant holders are successful in accelerating their redemption rights. There can be no assurance, however, that we will be successful in selling the assets related to the paging and two way businesses or that we will be able to secure the necessary shareholder approvals of these proposed transactions. Further, there can be no assurance that the Company will be able to complete any additional debt or equity financing on favorable terms. If these sale transactions are unsuccessful, there is substantial doubt about the Company’s ability to continue as a going concern.

During fiscal 2005, the Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred net losses of $3,452,000, $519,000 and $761,000 in the years ended May 31, 2005, 2004 and 2003, respectively as a result of continued declines in its paging revenues. As of May 31, 2005, the Company had a working capital deficiency of $166,000. The Company has sustained its operations primarily through continuous cost reductions. During 2005, the Company attempted to secure additional debt financing to fund a potential acquisition and provide additional working capital to the Company but was unable to do so due to the declining performance of the Company’s paging business. As a result of the continued deterioration of the Company’s financial position and its operating results, the Company now plans to sell substantially all of the assets of the Company (see Note 20 to the Consolidated Financial Statements). The sale of the Company’s core businesses, combined with additional financing, is expected to generate sufficient cash to enable the Company to acquire a profitable and growing business that would offset the embedded overhead costs of being a public company and return the Company to a state of profitability. There can be no assurance, however, that we will be successful in selling the assets related to the paging and two way businesses, or that we will be able to complete any additional debt or equity financing on favorable terms.

If the Company is unable to complete the contemplated sales and acquire a profitable business, realization of a major portion of the assets in the accompanying consolidated balance sheet would be dependent upon continued operations of the Company. The Company has been successful in its efforts to grow its two way revenues, stabilize the rate of decline in its paging business while reducing expenses in this business and reduce its overhead costs. However, these successes have not been sufficient to overcome the loss in profitability resulting from the significant losses in the Company’s paging revenues over the past several years. Further, the Company has been unsuccessful in securing any additional financing during the year and has continued to be unable to grow the revenues from the telemetry business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Obligations and Commitments

As of May 31, 2005, our contractual payment obligations under our long-term debt agreements and operating leases for office and transmitter locations are indicated in the table below. For purposes of the table below, other long-term liabilities is comprised of certain redeemable common stock warrants issued in conjunction with the Company’s debt restructuring in May 2002 and certain shares of Teletouch Common Stock to be issued in February 2005 in conjunction with the purchase of certain assets from Delta Communications, Inc. (see “Redeemable Common Stock Payable” discussion below). The holders of the redeemable common stock warrants have notified the Company of their intent to accelerate the redemption of the warrants in accordance with their terms which, if successful, would cause this obligation to become due during 2006 (see “Redemption of Common Stock Purchase Warrants” discussion below).

Payments Due By Period

(in thousands)

Contractual Obligations	Total	2006	2007	2008	2009	Thereafter
Debt obligations	$186	$81	$81	$23	$1	$—
Operating lease obligations	6,747	2,672	1,977	1,339	538	221
Other long-term liabilities	3,466	352	114	3,000	—	—

Total significant contractual cash obligations	$10,399	$3,105	$2,172	$4,362	$539	$221

Redemption of Common Stock Purchase Warrants: On September 19, 2005 the Company received notice from the holders of 6,000,000 common stock warrants (the “GM Warrants”) of their intent to redeem these warrants upon the sale of the paging business. Under the terms of the GM Warrants, the holder may accelerate the redemption of the warrants upon the sale of significantly all of the Company’s assets. Under the initial terms of the GM Warrants, they could be redeemed at $0.50 per warrant, at the option of the holder in May 2007. The holders of the GM Warrants have claimed that the sale of the paging business represents significantly all of the Company’s assets. The Company is in the process of negotiating with the holders of the warrants an arrangement that will defer a portion of the redemption value of these warrants.

If the Company is unsuccessful in negotiating a settlement or alternative arrangement with the holders of the GM Warrants and continues with the sale of the paging business, the Company would be obligated to redeem the GM Warrants for $3,000,000 shortly after the closing on the sale of the paging business. As of May 31, 2005, the Company has recorded this as a long-term liability at its fair value of $2,100,274. The GM Warrants are being accreted in value over time to their redemption value of $3,000,000 in May 2007 according to their original terms. If the Company is unsuccessful in negotiating a settlement or alternative arrangement with the holders of the GM Warrants and continues with the sale of the paging business, the Company will record a charge to net income equal to the difference in the carrying value of the GM Warrants at that date and $3,000,000 and this amount will be classified as a current liability to be paid after the closing on the sale of the paging business. Additionally, under the rights of the GM Warrants, the holders are allowed to vote these shares as a separate class on matters involving a sale of substantially all of the assets of the Company. The sale of the paging business triggers this voting right which requires their vote to complete the sale transaction. See Note 13 to the Consolidated Financial Statements for additional information on the GM Warrants.

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

The shares of common stock to be issued contain a put option allowing the holder to sell 25% of the remaining shares held each quarter, beginning May 31, 2005, back to the company at a specified price as follows:

Date in Which Stock Can be Put Back to Company	Put Price	Shares
May 31, 2005 - November 30, 2005	$1.05	251,485
December 1, 2005 - November 30, 2006	$1.10	183,515
December 1, 2006 - November 30, 2007	$1.15

		435,000

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

Application of Critical Accounting Policies

The preceding discussion and analysis of financial condition and results of operations are based upon Teletouch’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, Teletouch evaluates its estimates and assumptions, including but not limited to those related to the impairment of long-lived assets, reserves for doubtful accounts, provision for income taxes, revenue recognition and certain accrued liabilities. Teletouch bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Impairment of Long-Lived Assets: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets” Teletouch evaluates the recoverability of the carrying value of its long-lived assets and certain intangible assets based on estimated undiscounted cash flows to be generated from such assets. As a result of the closure of the Company’s retail stores in fiscal 2003, the Company identified excess furniture and fixtures and computer equipment used previously in its retail business, classified these excess assets as Assets Held for Sale and recorded a charge to reduce the carrying value of these assets to their estimated recoverable value less any anticipated disposition costs. In the second quarter of fiscal 2003, the Company reduced the carrying value of these assets classified as Assets Held for Sale from $1.7 million to $0.2 million by recording a charge of $1.5 million to restructuring expense. At May 31, 2005, all such Assets Held for Sale had been disposed of by the Company.

Teletouch’s review of the carrying value of its long-lived assets at May 31, 2005 indicates that the carrying value of these assets is recoverable through future estimated cash flows. If the cash flow estimates, or the significant operating assumptions upon which they are based, change in the future, Teletouch may be required to record additional impairment charges related to its long-lived assets.

Allowance for Doubtful Accounts: Estimates are used in determining the allowance for doubtful accounts and are based on historic collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages Teletouch reviews historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues; Teletouch compares the ratio of the allowance for doubtful accounts to gross receivables to historic levels and Teletouch monitors collections amounts and statistics. Teletouch’s allowance for doubtful accounts was $0.1 million as of May 31, 2005. While write-offs of customer accounts have historically been within our expectations and the provisions established, management cannot guarantee that Teletouch will continue to experience the same write-off rates that it has in the past which could result in material differences in the allowance for doubtful accounts and related provisions for write-offs.

Reserve for Inventory Obsolescence: Estimates are used in determining the reserve for inventory obsolescence and are based on sales trends, a ratio of inventory to revenue, and a review of specific categories of inventory. In establishing its reserve, Teletouch reviews historic inventory obsolescence experience including comparisons of previous write-offs to provision for inventory obsolescence and the inventory count compared to recent sales trends. Teletouch’s reserve for inventory obsolescence was $0.1 million as of May 31, 2005. Prior to fiscal 2004, inventory obsolescence has been within our expectations and the provision established. During fiscal 2005, the Company recorded additional reserves for inventory obsolescence to recognize the deterioration in the market value of certain pager, cellular and electronics and telemetry inventory. Pager inventory was impaired primarily due to a decline in market value of certain damaged pagers that are repaired by the Company. Cellular and electronic inventory became impaired after many months of attempting to sell off this excess equipment and the Company recorded a reserve equaling the total value of this inventory. Certain telemetry inventory, primarily related to the Company’s fixed monitoring product line, was impaired subsequent to the Company exiting this business line. Teletouch management cannot guarantee that the Company will continue to experience the same obsolescence rates that it has in the past which could result in material differences in the reserve for inventory obsolescence and the related inventory write-offs.

Provision for Income Taxes: The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods.

Goodwill: Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). The SFAS No. 142 goodwill impairment model is a two-step process. The first step compares the fair value of a reporting unit that has goodwill assigned to its carrying value. The fair value of a reporting unit using discounted cash flow analysis is estimated. If the fair value of the reporting unit is determined to be less than its carrying value, a second step is performed to compute the amount of goodwill impairment, if any. Step two allocates the fair value of the reporting unit to the reporting unit’s net assets other than goodwill. The excess of the fair value of the reporting unit over the amounts assigned to its net assets other than goodwill is considered the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the carrying value of its goodwill. Any shortfall represents the amount of goodwill impairment. Under the guidance of SFAS 142, companies are required to test for impairment of intangible assets with indefinite lives at least annually. Teletouch’s only intangible asset with an indefinite life is goodwill which was acquired in January 2004 as part of the purchase of the two way radio assets of Delta Communications, Inc. (see Note 17). The Company decided to test this goodwill annually on March 1st, the first day of its fourth fiscal quarter, of each year unless an event occurs that would cause the Company to believe the value is impaired at an interim date.

Using the SFAS No. 142 approach described in the previous paragraph, we recorded a goodwill impairment charge during the fourth quarter of fiscal 2005 of $551,000 presented as an operating expense which resulted primarily from a decline in the profitability of our Dallas / Fort Worth two way radio operations within the two way radio reporting segment of the Company. The goodwill impairment was recorded due to the decreased sales in our logic trunked radio (“LTR”) sales resulting from increased competition in the market from other two way radio provider and cellular companies, lower demand for these services and limited sales staff during the year focusing on this portion of the business. The reduced LTR sales activity was not significant to the operations of the business during the any quarter during the year, although the cumulative effect of the impact on the LTR subscriber base results in lower future cash flow projections than the Company anticipated upon acquiring the business which in turn results in a reduced fair market value of the assets of the reporting segment.

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. In evaluating impairment, we estimate the sum of the expected future cash flows derived from such goodwill. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. A significant change in cash flows in the future could result in an additional impairment of goodwill.

Revenue Recognition: Teletouch’s revenue consists primarily of monthly service and lease revenues charged to customers on a monthly, quarterly, semi-annual or annual basis. Deferred revenue represents prepaid monthly service fees paid by customers. Revenue also includes sales of messaging devices and other products directly to customers and resellers. Teletouch recognizes revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB 104). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable, and (4) collectibility is reasonably assured. Teletouch believes, relative to sales of products, that all of these conditions are met, therefore, product revenue is recognized at the time of shipment.

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

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first annual reporting period that begins after June 15, 2005. The Company does not anticipate that the adoption of SFAS 123 (R) will have a significant impact on the Company’s overall results of operations or financial position.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”. This is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations” which applies to all entities and addresses the legal obligations with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The SFAS requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Interpretation No. 47 further clarifies what the term “conditional asset retirement obligation” means with respect to recording the asset retirement obligation discussed in SFAS No. 143. The effective date is for fiscal years ending after December 15, 2005. The Company does not expect that the adoption of this interpretation will have a material impact on its financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes, and Error Correction — a replacement of APB Opinion No. 20 and FASB No. 3”. SFAS No. 154 requires restatement of prior period financial statements, unless impracticable, for changes in accounting principle. The retroactive application of a change in accounting principle should be limited to the direct effects of the change. Changes in depreciation, amortization or depletion methods should be accounted for as a change in an accounting estimate. Corrections of accounting errors will be accounted for under the guidance contained in APB Opinion 20. The effective date of this new pronouncement is for fiscal years beginning after December 15, 2005 and prospective application is required. The Company does not expect that the adoption of this statement will have a material impact on its financial position and results of operations.

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

As discussed throughout this filing there is substantial doubt about the Company’s ability to continue as a going concern if it is unable to complete the sale of its paging and two way radio businesses as contemplated. The following operational risks are included to discuss the factors that may impact the Company in the normal course of business. The operational and industry risks described below should be read understanding the overall risk to the Company that it may be unable to complete the sale transactions due to any or all of the following:

•	The sale of the paging business is contingent on shareholder approval. Both the common shareholder and the holder of certain redeemable common stock warrants must vote separately to approve this transaction.

•	The sale of the paging business will trigger an acceleration of amounts due under the Company’s redeemable common stock warrants. The amount that will become due immediately upon the sale of the business could equal the full redemption value of the warrants which is $3,000,000 unless the Company is successful in negotiating a lesser payment with the holder of the warrants.

•	The Company’s negotiating position with the holders of the redeemable common stock warrants is limited due to their ability to block the sale transaction through the exercise of their voting rights discussed above.

•	The Company has not located a buyer of its two way radio business although it has considered an offer to purchase this business received from J. Kernan Crotty, the President of the Company. The Company has not located any alternate buyers for this business and there can be no assurance that Mr. Crotty will be able to obtain the financing to complete this transaction.

If the sale transactions are unable to be completed, the Company would be faced with running the paging and two way business in an aggressive manner to generate sufficient cash to offset the cost of maintaining its status as a public company. This manner of reducing expenses to maximize cash flows would have a negative impact on revenues and limit the viability of the Company going forward.

Operational Risks

Arch Wireless and Metrocall Wireless merger could result in increased attrition of Teletouch Subscribers.

The merger of Arch Wireless and Metrocall Wireless, the paging industry’s two largest carriers and direct competitors of Teletouch, into the new entity USA Mobility during November 2004 could result in further deterioration in market pricing of paging services, and increased competition from this newly combined entity in rural markets in which Teletouch operates could result in increased attrition of Teletouch subscribers.

Teletouch may be unable to secure the financing needed for future acquisitions

Teletouch may be unable to secure financing or only be presented with financing options that contain unfavorable terms to finance future acquisitions. If financing is unavailable to the Company, Teletouch will be unable to complete future acquisitions and would then be forced to grow its revenues from its existing businesses, which to-date has proved difficult without adequate capital funding.

Teletouch must continue to minimize the reduction in its subscriber base while expanding its product offerings to offset the losses in its paging service revenues.

Teletouch’s future revenue growth is not dependent on any single or small group subscriber base, but will continue to concentrate on business accounts and on individuals interested in continuity, quality and personal service. As of the quarter ended May 31, 2005, Teletouch had approximately 155,600 pagers in service as compared to approximately 194,000 and 217,700 pagers in service at May 31, 2004 and May 31, 2003, respectively. Teletouch must minimize the reduction in its subscriber base and expand its product offerings to generate revenues to offset the losses in its paging service revenues. There is no guarantee that our future efforts in this area will decrease subscriber attrition.

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

In May 2005, the Company became aware that a clone of its internally developed software that supports the back-end data for all of its telemetry products was being marketed by another company. The software engineer that developed the package left the Company in April 2005 and started a company that is marketing substantially the same product that was developed by Teletouch over the span of 3 years. Additionally, the Company has become aware that one of its product suppliers has now gained access to this similar software package from the ex-employee and is currently marketing this software to its customers.

The Company has taken legal action against the ex-employee and his company to seek damages and cease immediately the sale or development of this software by other parties. If the Company is unsuccessful in defending its rights to this software, its competitive position will be harmed and substantial software development costs will likely be unable to be recovered.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses and delisting of our common stock.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and AMEX rules, have required most public companies, including our Company, to devote additional internal and external resources to various governance and compliance matters. Because we have a relatively small corporate staff, we rely heavily on outside professional advisers to assist us with these efforts. As a result, we incurred additional operating expenses in 2005 and will incur further expenses in the future. These future costs will include increased accounting related fees associated with preparing the attestation report on our internal controls over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002. In addition, these new or changed laws, regulations and standards are subject to varying interpretations, as well as modifications by the government and AMEX. The way in which they are applied and implemented may change over time, which could result in even higher costs to address and implement revisions to compliance (including disclosure) and governance practices. Our failure to meet these corporate governance requirements may result in delisting of our common stock from AMEX.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We did not have any foreign currency hedges or other derivative financial instruments as of May 31, 2005. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item are included in this report beginning on page F-1.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K (“the Annual Report”), our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) have conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding the required disclosure. Based on their evaluation of these disclosure controls and procedures, the Certifying Officers have concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

Further, there were no changes in the Company’s internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Company

Teletouch’s By-Laws provide that the Board of Directors shall be divided into three classes, and that the total number of directors shall consist of a minimum of three and a maximum of twelve members. The Board of Directors currently consists of six members: two Class I Directors (Messrs. McMurrey and McFarland), two Class II Directors (Messrs. Crotty and Webb) and two Class III Directors (Mr. Toh and Ms. Ciallella). Mr. McMurrey and Mr. McFarland, the Class I directors, were up for re-election for a three-year term at the scheduled 2004 Annual Meeting. However, the Company was unable to hold this meeting as anticipated. As a result, our Class I directors will stand for re-election at the next Annual Meeting. The Class II Directors will stand for re-election at the 2005 Annual Meeting and the Class III directors will stand for re-election at the Annual Meeting in 2006.

The directors and executive officers of the Company are as follows:

Name	Age (1)	Title
Robert M. McMurrey (4)	58	Chairman of the Board of Directors
Thomas A. “Kip” Hyde, Jr.	44	Chief Executive Officer
J. Kernan Crotty (4)	60	Director, President, Chief Operating Officer, Chief Financial Officer and Assistant Secretary
Clifford E. McFarland (4)	49	Director
Marshall G. Webb (2)(3)(5)	62	Director
Henry Y.L. Toh (2)(3)(5)	47	Director
Susan Stranahan Ciallella (2)(3)(5)	46	Director

(1)	As of September 30, 2005
(2)	Member of the Audit Committee
(3)	Member of the Compensation Committee
(4)	Member of the Executive Committee
(5)	Member of the Nominating Committee

Biographical information with respect to the executive officers and directors of Teletouch are set forth below. There are no family relationships between any present executive officers or directors.

Robert M. McMurrey, Chairman of the Board of Directors, has been a director of Teletouch since 1984. He served as Chief Executive Officer until February 2000. He is also the President, Chief Executive Officer, a director and the sole shareholder of Rainbow Resources, Inc. Through Rainbow Resources, Inc., Mr. McMurrey acquired a controlling interest in Teletouch in 1984. Mr. McMurrey is the majority shareholder, a director and an officer of Progressive Concepts Communications, Inc. which is the sole shareholder of Progressive Concepts, Inc. (PCI), a Texas corporation, which is a provider of radio communications, telephone and telecommunication equipment, accessories and supplies. Mr. McMurrey is also an officer and director of PCI. Mr. McMurrey is also a control person of TLL Partners and Rainbow Resources, Inc. The principal business of TLL Partners is to act as a holding company for Mr. McMurrey’s investment in Teletouch securities. Mr. McMurrey received a B.S. Degree in Petroleum Engineering from the University of Texas in 1971.

Thomas A. “Kip” Hyde, Jr., Chief Executive Officer, joined Teletouch in October 2004. Prior to this, Mr. Hyde was employed by Progressive Concepts Communications, Inc. (“PCCI”), a company controlled by Robert McMurrey, our Chairman, starting in October 2002 as the General Manager of its Hawk Electronics Home & Commercial Services division. In June 2003, Mr. Hyde was named President of State Hawk Security, Inc., a wholly owned subsidiary of PCCI, which purchased residential and commercial security contracts primarily from Progressive Concepts, Inc., another wholly owned subsidiary of PCCI. From January 2001 and prior to joining PCCI, Mr. Hyde was the President & CEO of Greenland Corporation, a San Diego, California-based ATM manufacturer and back-office financial services provider to Mr. Hyde’s former employer, Dallas, TX-based Affiliated Computer Services (“ACS”). While at ACS, Mr. Hyde served in various executive roles, including vice president of ACS Retail Solutions and vice president of ACS’ Financial Services group. While at ACS, Mr. Hyde was awarded U.S. Patent #6,038,553 for the development of a self-service check cashing system. A variation of this system (now known as Vcom™) has been installed in over 1,000 7-Eleven stores across the USA. Mr. Hyde holds a B.A. degree in Finance from the University of Texas at Austin.

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

Clifford E. McFarland has been a director of Teletouch since May 1995. In 1991 Mr. McFarland co-founded McFarland, Grossman & Company (MGCO), an investment bank in Houston, Texas, and has served as the President and a Managing Director of MGCO since its inception.

Henry Y.L. Toh, an Independent Director, has been a director of Teletouch since November 2001. He is currently serving as a director with four other publicly traded companies. Since 1992, Mr. Toh has served as an officer and director of Acceris Communications, Inc., a publicly held voice-over-IP company. Since December, 1998, Mr. Toh has served as a director of National Auto Credit, Inc., previously an originator of sub-prime automobile financing that is transitioning into new lines of business). Since January 2004, Mr. Toh has served as a director of Isolagen, Inc., a biotechnology company; since March 2004, Mr. Toh has served as a director of Crown Financial Group, Inc., a publicly traded registered broker dealer; and from August 2004 to August 2005 Mr. Toh served as a director of Vaso Active Pharmaceuticals, Inc., a development stage company formed for the purpose of marketing and distributing over the counter pharmaceuticals. From April 2002 until 2004, Mr. Toh served as a director of Bigmar, Inc., a Swiss pharmaceutical company. Since 1992 Mr. Toh has served as an officer and director of Four M International, Inc., a privately held offshore investment entity. Mr. Toh began his career with KPMG Peat, Marwick from 1980 to 1992, where he specialized in international taxation and mergers and acquisitions. Mr. Toh is a graduate of Rice University.

Susan Stranahan Ciallella, an Independent Director, was appointed to fill a vacancy on the Teletouch Board of Directors in August 2002. Ms. Ciallella is an attorney specializing in securities law, broker-dealer regulation and sports law, and is a licensed securities broker. Ms. Ciallella is a director of Isologen, Inc., a biotechnology company, and she also holds the positions of interim Chief Executive Officer, Executive Vice President, General Counsel and Secretary of Isologen, Inc., a biotechnology company. From 2003 to 2005, Ms Ciallella was a partner at the law firm of Dilworth Paxson LLP in the Philadelphia office. From 1998 through 2003, Ms. Ciallella was associated with the law firm of Cozen O’Connor. Ms. Ciallella is a member of the Pennsylvania and New Jersey bars. She is a graduate of the University of Florida (B.S., 1980) and Rutgers University Law School (J.D., 1995).

Marshall G. Webb, an Independent Director, has been a director of Teletouch since November 2001. He is President of Polaris Group, an advisory firm he founded in January 1999, to provide financial consulting and merger & acquisition services to public and private companies. Since April 2004, Mr. Webb has served as a director of Isolagen, Inc., a biotechnology company; from February 2004 through April 2005, he served as a director of Omni Energy Services Corp., a seismic support and exploration company. Mr. Webb attended Southern Methodist University, is a Certified Public Accountant, and began his career with Peat, Marwick, Mitchell & Co. Mr. Webb is a “financial expert” as that term is defined in Section 407 of the Sarbanes-Oxley Act of 2002 and under the federal securities laws.

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

No director, officer or affiliate of Teletouch, any owner of record or any beneficial owner of more than five percent of any class of voting securities of Teletouch has, during the last five years (i) been convicted of any criminal proceeding (excluding traffic violations or similar misdemeanors) or (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, United States federal or state securities laws or finding any violations with respect to such laws. No family relationships exist by or between any director nominees.

Compliance With The Section 16(a) Beneficial Ownership Requirements

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers and directors, and persons who own more than ten percent of any publicly traded class of our equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the SEC and the American Stock Exchange. Officers, directors, and greater-than-ten-percent shareholders are required by the SEC’s regulation to furnish the Company with copies of all Section 16(a) forms that they file.

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

The Board of Directors

The Board of Directors oversees the business affairs of Teletouch and monitors the performance of management. Pursuant to the Teletouch By-Laws, the Board of Directors has established that the Board of

Directors shall consist of no less than three and no more than twelve members; currently the number of seats on the Board of Directors is six. The Board of Directors held seven meetings during the fiscal year ended May 31, 2005. None of the directors attended fewer than seventy-five percent of the meetings of the Board of Directors or of the committee(s) on which he or she served.

Committees of The Board of Directors

Audit Committee. We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Susan Stranahan Ciallella (Chairperson), Marshall G. Webb and Henry Y.L. Toh. The Audit Committee held sixteen meetings during the fiscal year ended May 31, 2005.

Compensation Committee. The members of the Compensation Committee are Henry Y.L. Toh (Chairman), Marshall G. Webb and Susan Stranahan Ciallella. During the fiscal year ended May 31, 2005, the compensation committee held three meetings.

Executive Committee. Robert M. McMurrey (Chairman), J. Kernan Crotty and Clifford E. McFarland are the members of the Executive Committee, which held no meetings during the fiscal year ended May 31, 2005.

Nominating Committee. The Nominating Committee was established during the 2004 fiscal year and had no meetings during the fiscal year ended May 31, 2005. Its members are Henry Y.L. Toh (Chairman), Marshall G. Webb and Susan Stranahan Ciallella.

Audit Committee Financial Expert

The Board of Directors has determined that Marshall G. Webb is an Audit Committee financial expert as defined by Item 401(h) of Regulation S-K of the Exchange Act,and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act. As a financial expert, Mr. Webb has an understanding of GAAP and financial statements, experience in preparing or auditing financial statements of generally comparable companies; has applied such principles in connection with accounting for estimates, accruals and reserves; and has experience with internal accounting controls and an understanding of Audit Committee functions.

Code of Ethics

Teletouch has adopted a code of ethics that applies to its directors, officers and employees. The Code of Ethics was filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2004.

Shareholder Communications with Directors

The Board of Directors has adopted policies and procedures to facilitate written communications by shareholders to the Board. Persons wishing to write to the Board of Directors of Teletouch, or to a specified director or committee of the Board, should send correspondence to the Corporate Secretary at 1913 Deerbrook Drive, Tyler, Texas 75703. Electronic submissions of shareholder correspondence will not be accepted.

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

Item 11. Executive Compensation

The following table sets forth the aggregate cash compensation paid for services rendered to Teletouch during the last three fiscal years by each person serving as Teletouch’s Chief Executive Officer and Teletouch’s most highly compensated executive officers serving as such as of May 31, 2005 whose compensation was in excess of $100,000 (“Named Executive Officers”).

	Annual Compensation				Long Term Compensation Awards
Name and Principal Position	Year	Salary($)	Bonus ($) (4)	Other Annual Compensation ($) (5)	Restricted Stock Awards ($) (6)	Securities Underlying Options/ SARs(#)
Robert M McMurrey; Chairman of the Board (1)	2005 2004 2003	75,000 75,000 29,463	100,000 — 50,000	— — —	— — —	— — —

Thomas A. Hyde, Jr.; Chief Executive Officer (2)	2005 2004 2003	147,115 — —	150,000 — —	2,308 — —	— — —	500,000 — —

J. Kernan Crotty, President, CFO (3)	2005 2004 2003	240,000 240,000 240,000	100,000 — 75,000	7,552 10,651 4,316	— — —	— — 166,667

(1)	Mr. McMurrey was also Chief Executive Officer of Teletouch until February 2000. He ceased receiving a salary effective April 30, 2001. Beginning January 1, 2003, Mr. McMurrey began receiving a salary of $75,000 annually. In 2005, Mr. McMurrey was granted a bonus of $100,000 by the Compensation Committee in view of his substantial efforts in negotiating the execution of an asset purchase agreement related to selling the Company’s paging business. This bonus was paid in August 2005. In 2003, Mr. McMurrey was granted a bonus of $50,000 by the Compensation Committee in view of his substantial efforts in effecting the Company’s debt retirement activities. This bonus was paid in August 2003.
(2)	Mr. Hyde became Chief Executive Officer in October 2004. In October 2004, Mr. Hyde entered into an employment agreement with the Company at an annual salary of $250,000 and he is entitled to receive yearly performance related bonus payments with a target annual bonus of $125,000, which could be higher or lower based on the Company’s performance. Notwithstanding the above, Mr. Hyde is entitled to receive a bonus of $125,000 if the Company receives net proceeds from a financing in the amount of at least $3,000,000 during any fiscal year in which Mr. Hyde is employed under his employment agreement. If the Company receives net proceeds from a financing in the amount of at least $10,000,000, Mr. Hyde’s bonus will be increased to $250,000. In 2005, Mr. Hyde was granted a bonus of $150,000 by the Compensation Committee in view of his substantial efforts in negotiating the execution of an asset purchase agreement related to selling the Company’s paging business. This bonus was paid in August 2005.
(3)	Mr. Crotty became President, Chief Operating Officer, and Chief Financial Officer in May 2001. In April 2002, Mr. Crotty entered into an employment agreement with the Company at an annual salary of $240,000 and he is entitled to receive yearly performance related bonus payments in the range of $50,000 - $100,000. Upon entering this employment agreement in April 2002, Mr. Crotty was paid a signing bonus of $38,000. In 2005, Mr. Crotty was granted a bonus of $100,000 by the Compensation Committee in view of his substantial efforts in negotiating the execution of an asset purchase agreement related to selling the Company’s paging business. This bonus was paid in August 2005.
(4)	Unless otherwise indicated, bonuses shown were paid in the fiscal year following the year in which services were provided.
(5)	Represents contributions made by Teletouch pursuant to its 401(k) Plan.

(6)	The number and value of the aggregate restricted stock holdings as of the end of the last fiscal year for each of our Named Executive Officers were as follows: Mr. McFarland, 6,000 shares which are held by McFarland Grossman & Co. or $2,700; Robert McMurrey, 1,238,942 shares, of which 1,200,000 are held by Rainbow Resources, Inc. or $557,523; and Mr. Crotty, 49,000 shares or $22,050.

OPTION/SAR GRANTS IN LAST FISCAL YEAR (2005)

Name	Number of securities underlying options / SARs granted (#)		Percent of total options / SARs granted to employees in fiscal year (1)	Exercise of base price ($/Sh) (2)	Expiration date	Grant date present value (3)
Thomas A. Hyde, Jr.	500,000	(3)	47.8%	$0.384	10/19/14	$145,000
Robert M. McMurrey (5)	—		n/a	n/a	n/a	n/a
J. Kernan Crotty (5)	—		n/a	n/a	n/a	n/a

(1)	The aggregate number of options granted in 2005 was 1,045,000.
(2)	Average of the closing price of Teletouch’s common stock on the AMEX for the 20 days preceding the grant date.
(3)	Value at grant date computed using black-scholes valuation model (see Note 2 “Stock Based Compensation” to the consolidated financial statements for the assumptions used to arrive at the fair value of these options).
(4)	166,667 shares vest 10/21/05, 166,667 shares vest 5/31/06, 166,666 shares vest 5/31/07.
(5)	No options were granted in fiscal 2005.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR; FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth certain information with respect to options exercised during the fiscal year ended May 31, 2005 by named executive officers and with respect to unexercised options held by such persons at the end of the fiscal year ended May 31, 2005.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#)		Value of Unexercised in the Money Options/SARs at FY-End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Thomas A. Hyde, Jr.	—	—	—	500,000	$—	$192,000
Robert M. McMurrey	—	—	16,666	—	$4,000	$—
J. Kernan Crotty	—	—	650,000	—	$185,500	$—

Compensation of Directors

Each director of Teletouch who is not a salaried officer or employee of Teletouch or of a subsidiary of Teletouch receives compensation for serving as a director and fees for attendance at meetings of the Board of Directors or of any committee appointed by the Board of Directors as determined by the Board of Directors from time to time. Beginning August 2004, the Company approved a new compensation program for its Board of Directors. Under the newly adopted compensation plan, all non-employee non-affiliate directors will be compensated at the rate $30,000 annually. Teletouch’s policy is that every non-employee, non-affiliate director of Teletouch shall be paid $1,500 for attendance at meetings of the Board of Directors ($500 for telephonic attendance). Prior to this change to the Board of Directors’ compensation, all non-employee non-affiliate directors were compensated at the rate $22,000 annually and paid $500 for attendance at meetings of the Board of Directors ($100 for telephonic attendance). Such amounts are in addition to reimbursement to such directors for out-of-pocket expenses related to meeting attendance.

The directors are also eligible to receive options under our stock option plans at the discretion of the Board of Directors. Beginning August 2004, under the Company’s 2002 Plan, all non-employee non-affiliate directors receive a one-time grant of options to purchase 15,000 shares of common stock upon election as a director plus an additional grant of 10,000 options on the first trading day of each year. Prior to August 2004, all non-employee non-affiliate directors received a one-time grant of options to purchase 10,000 shares of common stock upon election as a director plus an additional grant of 666 options on the first trading day of each year. There may be additional annual grants of options.

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

The Company may terminate his employment, upon written notice of (1) death; (2) disability, if the disability continues for 120 days in any year or 90 consecutive days; or (3) for cause. The Company may also terminate Mr. Crotty’s employment in the absence of cause for any reason provided that it pay his base salary through April 1, 2006 and a minimum severance bonus of the greater of $100,000 or the amount of the Annual Bonus pro rated for the portion of the year employed prior to termination. The Company has no obligation to pay a severance bonus if the Company’s reported earnings before interest, taxes, depreciation and amortization (a non-GAAP term generally referred to as EBITDA) for the fiscal year is less than 75% of budgeted EBITDA for that fiscal year.

Mr. Crotty may voluntarily terminate his employment upon written notice of a good reason arrived at in good faith. All unvested options granted under his Employment Agreement shall immediately terminate and all vested options shall terminate in accordance with their terms. In the event of Mr. Crotty’s resignation of his employment for good reason, as defined in the Employment Agreement, the Company shall pay a severance package the same as provided for involuntary termination without cause, with the same exceptions.

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

Hyde Employment Agreement. Pursuant to the Employment Agreement dated as of October 19, 2004, the Company agreed to employ Mr. Hyde as a senior executive with the title Chief Executive Officer for an initial term ending May 31, 2007 with a base salary of $250,000 per year, subject to review periodically by the Board of Directors. In addition, Mr. Hyde is entitled to receive an annual bonus each year as determined by the Compensation Committee of the Board of Directors based primarily on mutually agreed upon criteria established with respect to the ensuing fiscal year within 30 days of the end of each fiscal year. Notwithstanding such criteria, Mr. Hyde shall be entitled to receive an annual bonus of 50% of his base salary if in any fiscal year the Company receives net proceeds from a financing in an amount of at least $3 million and an annual bonus of 100% of his base salary if the Company receives net proceeds from a financing in the amount of at least $10 million. The agreement may be terminated by the Company for “Cause” as defined in the agreement. The agreement is also terminable by the Company in the absence of Cause for any reason in the Company’s discretion or by Mr. Hyde for “Good Reason” as defined therein, provided in such event the Company shall pay as liquidated damages or severance pay the following, the “Termination Payments”:

a) (i) the base pay then in effect if the Company receives net proceeds of a financing of $3 million prior to termination or (ii) any time following the completion of the first year of the term of the Agreement for the shorter of the remaining term through May 31, 2007 or 12 months from the date of termination; or

b) for a number of months equal to the number of full months for which he was employed under the agreement prior to his termination in the event the Company does not receive net proceeds of a financing of at least $3 million.

In addition to the Termination Payments in the event of termination by the Company in the absence of Cause or by Mr. Hyde for “Good Reason”, the Company will pay to Mr. Hyde a minimum bonus in an amount equal to the amount of the annual bonus determined under the agreement pro rated for that portion of the fiscal year during which he served as CEO provided, however, that no bonus shall accrue or be payable if the Company’s EBITDA for the fiscal year is less than 75% of budgeted EBITDA for such fiscal year.

In the event of termination by the Company for the reasons set forth above, each of the Company and Mr. Hyde shall execute mutual releases of claims against each other prior to Mr. Hyde receiving any post-termination payments. In addition, during the period of his employment and any period thereafter during which Mr. Hyde is receiving Termination Payments under the employment agreement, Mr. Hyde agreed not to compete with the Company in any state in which it does business or within 100 miles of such states. However, if the Company fails to make its post-termination payments to him, the non-competition provisions, if any, will be suspended for that period.

Compensation Committee Interlocks and Insider Participation

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows beneficial ownership of (1) each director and Named Executive Officer individually; (2) all executive officers and directors of Teletouch as a group; and (3) all persons known by Teletouch to be the beneficial owners of five percent or more of Teletouch common stock as of the close of business on November 1. As of November 1, 49,416,189 shares of Common Stock were issued and 48,796,667 shares of Common Stock were outstanding.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned (1)	% of Common Shares Beneficially Owned
Robert M. McMurrey (2)(3)(5)(6)(7) 5718 Airport Freeway Fort Worth, TX 76117	44,740,442	91.7%

Progressive Concepts Communications, Inc. (7) 5718 Airport Freeway Fort Worth, TX 76117	43,500,000	89.2%

TLL Partners, L.L.C (6) 5718 Airport Freeway Fort Worth, TX 76117	43,500,000	89.2%

J. Kernan Crotty (2)(3)(4) 1913 Deerbrook Drive Tyler, TX 75703	699,000	1.4%

Thomas A. Hyde, Jr. (2)(8) 5718 Airport Freeway Fort Worth, TX 76117	166,667	*

Clifford E. McFarland (3)(9) McFarland, Grossman & Co. 9821 Katy Freeway, Suite 500 Houston, TX 77024	20,662	*

Henry Y.L. Toh (3)(10) 1111 Hermann Drive, Unit 6E Houston, TX 77004	11,998	*

Marshall G. Webb (3)(10) 6110 Inwood Houston, TX 77057	11,998	*

Susan Stranahan Ciallella (3)(10) Isolagen, Inc. 405 Eagleview Boulevard Exton, PA 19341	11,332	*

All Executive Officers & Directors as a Group (7 Persons)	45,662,099	92.0%

*	Indicates less than 1.0%.
(1)	Unless otherwise noted in these footnotes, Teletouch believes that all shares referenced in this table are owned of record by each person named as beneficial owner and that each person has sole voting and dispositive power with respect to the shares of common stock owned by each of them. In accordance with Rule 13d-3, each person’s percentage ownership is determined by assuming that the options or convertible securities that are held by that person, and which are exercisable within 60 days, have been exercised or converted, as the case may be.
(2)	Executive Officer

(3)	Director
(4)	Includes 650,000 shares of common stock underlying stock options granted to Mr. Crotty.
(5)	Mr. McMurrey has voting and dispositive power over all Teletouch securities owned by Rainbow Resources, Inc. (“RRI”). The figures for Mr. McMurrey include the 1,200,000 shares held of record by RRI. Also includes 43,500,000 shares of common stock issued to TLL by the Company in November 2005 upon the conversion of shares of Series C Preferred Stock held by TLL Partners, a wholly-owned subsidiary of Progressive Concepts Communications Inc. (“PCCI”); Mr. McMurrey is the controlling person of PCCI by virtue of his being its majority shareholder over which entity Mr. McMurrey exercises control. TLL Partners converted 1,000,000 shares of Series C Preferred Stock in November 2005 into 44,000,000 shares of common stock and immediately transferred 500,000 shares of common stock to another party leaving TLL Partners in control of 43,500,000 shares.
(6)	Mr. McMurrey has voting and dispositive power over all Teletouch securities owned by RRI and TLL Partners. The principal business of TLL Partners is to act as a holding company for investment in Teletouch securities. TLL Partners is a wholly-owned subsidiary of PCCI; Mr. McMurrey is the controlling person of PCCI by virtue of his being its majority shareholder. TLL Partners converted 1,000,000 shares of Series C Preferred Stock in October 2005 into 44,000,000 shares of common stock and immediately transferred 500,000 shares of common stock to another party leaving TLL Partners in control of 43,500,000 shares.
(7)	PCCI is the parent holding company of its wholly-owned subsidiaries, Progressive Concepts, Inc. (PCI) and TLL Partners. Mr. McMurrey is the controlling person of PCCI by virtue of his being its majority shareholder. TLL Partners is a wholly-owned subsidiary of PCCI; Mr. McMurrey is the controlling person of PCCI by virtue of his being its majority shareholder. TLL Partners converted 1,000,000 shares of Series C Preferred Stock in November 2005 into 44,000,000 shares of common stock and immediately transferred 500,000 shares of common stock to another party leaving PCCI beneficially owning 43,500,000 shares.
(8)	Includes 166,667 shares underlying stock options granted to Mr. Hyde under the terms of the Employment Agreement entered into October 2004. Mr. Hyde was hired as the Company’s CEO in October 2004. Under the terms of his employment contract, Mr. Hyde was granted 500,000 options to purchase common stock which vest 166,667 shares in October 2005, 166,667 shares in May 2006 and 166,666 shares in May 2007.
(9)	Includes 14,662 shares underlying stock options granted to Mr. McFarland and 12,000 shares registered in the name of McFarland, Grossman & Co. (MGCO), of which Mr. McFarland is the President and a director. Such 12,000 shares are held by MGCO for the benefit of another entity of which Mr. McFarland is a 50% owner. Mr. McFarland disclaims ownership of 6,000 of such shares. Does not include securities owned by TLL Partners; Mr. McFarland owns a minority interest in PCCI, the indirect parent of the Company, which is also the parent of TLL Partners.
(10)	Represents shares underlying stock options.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes information as of May 31, 2005, about the Company’s outstanding stock options and shares of Common Stock reserved for future issuance under the Company’s existing equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in col. (a))
Equity compensation plans approved by security holders(1)	1,950,487	$0.46	9,049,513
Equity compensation plans not approved by security holders	—	—	—

Totals	1,950,487	$0.46	9,049,513

(1)	The equity compensation plans approved by security holders are the 1994 Stock Option and Appreciation Rights Plan and the 2002 Stock Option and Appreciation Rights Plan.

Item 13. Certain Relationships and Related Transactions

See Item 11. “Employment Agreements” for descriptions of the terms of employment agreements between Teletouch and certain officers, directors and other related parties.

Item 14. Principal Accountant Fees and Services

The accounting firm of BDO Seidman LLP (BDO) was the Company’s independent accounting firm during the fiscal years ended May 31, 2005 and 2004.

	Fiscal year ended
	5/31/05	5/31/04
Audit fees	$229,142	$149,787
Audit-related fees	8,750	35,710
Tax fees	26,200	46,460
All other fees	—	—

Total fees paid to independent auditors	$264,092	$231,957

Audit fees. Audit Fees include fees for professional services performed for the audit of our annual financial statements, review of financial statements included in our SEC filings, Proxy Statements, and responses to SEC Comment Letters.

Audit-related fees. Audit-Related Fees are fees for assurance and related services that are reasonably related to the audit. This category includes fees related to assistance in employee benefit plan audits, attendance of audit committee meetings, consulting on financial accounting/reporting standards, due diligence related to acquisitions and conversion of the general ledger.

Tax fees. Tax Fees primarily include professional services performed with respect to preparation of our federal and state tax returns and those of our consolidated subsidiaries, and for state and local tax consultation.

All other fees. All Other Fees are fees for other permissible work performed that do not meet the above category descriptions.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements.

Consolidated Balance Sheets as of May 31, 2005 and 2004

Consolidated Statements of Operations for Each of the Three Years in the Period Ended May 31, 2005

Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended May 31, 2005

Consolidated Statements of Shareholders’ Equity (Deficit) for Each of the Three Years in the Period Ended May 31, 2005

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

(a) (3) Exhibits.

The exhibits listed in the following index to exhibits are filed as part of this annual report on Form 10-K.

Index of Exhibits

Exhibit No.	Description of Exhibit	Footnote
3.1	Form of Restated Certificate of Incorporation of the Company	3

3.2	Bylaws of Teletouch Communications, Inc., as amended July 31, 1995	1

3.3	Certificate of Designation, Preferences and Rights of Class A and Class B Preferred Stock	1

4.4	Form of Common Stock Purchase Warrant issued to Continental Illinois Venture Corporation (“CIVC”) et al. on August 3, 1995.	1

4.5	Form of Series B Preferred Stock Purchase Warrant issued to CIVC et al. on August 3, 1995.	1

4.6	Form of 14% Junior Subordinated Note issued to CIVC et al. August 3, 1995.	1

Exhibit No.	Description of Exhibit	Footnote
10.1	J. Kernan Crotty Employment Agreement	3

10.2	Stockholders Agreement dated August 3, 1995 among the Company and CIVC et al	1

10.3	Form of Stock Purchase Warrant in favor of GM Holdings, LLC dated May 17, 2002	4

10.4	Investor Rights Agreement dated May 17, 2002 by and among the Company, TLL Partners and GM Holdings	4

10.5	Principal Stockholders Agreement dated May 17, 2002 by and among TLL Partners, GM Holdings, Rainbow Resources, Inc., Robert M. McMurrey and J. Kernan Crotty	4

10.6	Mutual Release dated May 3, 2002 by and among Continental Illinois Venture Corporation, CIVC Partners I, TLL Partners, the Company, Marcus D. Wedner, Thomas E. Van Pelt, Jr. and Christopher J. Perry	4

10.7	Form of Multiple Advance Promissory Note dated May 17, 2002 in favor of FCFC in the maximum principal amount of $2 million	4

10.8	Form of Term Promissory Note dated May 17, 2002 in favor of FCFC in the principal amount of $250,000	4

10.9	Form of Subordinated Promissory Note dated May 17, 2002 in favor of TLL Partners in the principal amount of $2.2 million	4

10.10	Form of Amended and Restated Promissory Note dated May 17, 2002 in favor of ING Primate Rate Trust in the principal amount of $2.75 million	4

10.11	Second Amended and Restated Credit Agreement dated as of May 17, 2002 by and among the Company and ING Prime Rate Trust	4

10.12	Loan Modification Agreement dated as of May 17, 2002 by and among the Company, Teletouch Licenses, Inc. and ING Prime Rate Trust	4

10.13	Restructuring Agreement dated as of May 17, 2002 by and among the Company, TLL Partners and GM Holdings	4

10.14	Partial Payoff, Agent Replacement and Assignment and Assumption Agreement dated May 17, 2002 by and among the Company, JPMorgan Chase Bank, certain Lenders and ING Prime Rate Trust	4

10.15	Accounts Receivable Security Agreement dated May 17, 2002 by and between Teletouch and FCFC	4

10.16	Intercreditor Agreement dated May 17, 2002 by and between the Company, Teletouch, FCFC and TLL Partners	4

10.17	Intercreditor Agreement dated May 17, 2002 by and between the Company, FCFC and ING Prime Rate Trust	4

10.18	Amended and Restated Operating Agreement dated as of May 17, 2002 by and between the Company and Teletouch Licenses, Inc.,	4

10.19	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated May 17, 2002 by and among the Company, David M. Ratchford, as Trustee, and ING Prime Rate Trust, as beneficiary	4

10.20	Subordination Agreement dated as of May 17, 2002 by and among TLL Partners and ING Prime Rate Trust	4

10.21	Pledge and Security Agreement dated May 17, 2002 by and among the Company, Teletouch Licenses, Inc. and ING Prime Rate Trust	4

Exhibit No.	Description of Exhibit	Footnote
10.22	Co-Sale Agreement dated as of May 17, 2002 by and between TLL Partners and GM Holdings	4

10.23	Termination Agreement dated May 17, 2002 by and among the Company, Continental Illinois Venture Corporation, CIVC Partners I, and certain other Investors and Other Stockholders	4

10.24	Amendment Agreement dated June 17, 2002 by and among the Company, TLL Partners and GM Holdings (amending the Restructuring Agreement dated as of May 17, 2002)	5

10.25	1994 Stock Option and Appreciation Rights Plan	6

10.26	Asset Purchase Agreement between the Company and DCAE, Inc.	7

10.27	Asset Purchase Agreement between the Company and Glen Binion	7

10.28	Code of Ethics	8

10.29	Thomas A. Hyde, Jr. Employment Agreement	9

10.30	Asset Purchase Agreement between the Company and Teletouch Paging, LP	10

21	Subsidiaries of the Company	11

23.1	Consent of BDO Seidman LLP	11

23.2	Consent of Ernst & Young LLP	11

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)	11

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)	11

32.1	Certification pursuant to 1350, Chapter 63, Title 18 of the U.S. Code	11

32.2	Certification pursuant to 1350, Chapter 63, Title 18 of the U.S. Code	11

Footnotes

*	Indicates a management contract or compensatory plan or arrangement.

1	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 18, 1995 (File No. 1-13436) and incorporated herein by reference.

2	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 33-82912) and incorporated herein by reference.

3	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended February 28, 2002 (File No. 1-13436) and incorporated herein by reference.

4	Filed as an exhibit to the Company’s Form 8-K filed with the Commission on June 3, 2002 (File No. 1-13436) and incorporated herein by reference.

5	Filed as an exhibit to the Company’s Form 8-K/A filed with the Commission on June 17, 2002 (File No. 1-13436) and incorporated herein by reference.

6	Filed as an exhibit to the Company’s Form S-8 registration statement (No. 333-108946) and incorporated herein by reference.

7	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended February 28, 2004 (File No. 1-13436) and incorporated herein by reference.

8	Filed as an exhibit to the Company’s Form 10-K/A Amendment No. 2 for the fiscal year ended May 31, 2004 (File No. 1-13436) and incorporated herein by reference.

9	Filed as an exhibit to the Company’s Form 8-K filed with the Commission on October 25, 2004 (File No. 1-13436) and incorporated herein by reference.

10	Filed as an exhibit to the Company’s Form 8-K filed with the Commission on August 26, 2005 (File No. 1-13436) and incorporated herein by reference.

11	Filed herewith.

Report of Independent Registered Public Accounting Firm – BDO Seidman, LLP

We have audited the accompanying consolidated balance sheet of Teletouch Communications, Inc. (“TLL” or “the Company”) as of May 31, 2005 and 2004 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended May 31, 2005. Our audit also included the financial statement schedule for the year ended May 31, 2005 and 2004 listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at May 31, 2005 and 2004 and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the related financial statement schedule presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, to the consolidated financial statements, the Company has experienced recurring losses from operations, plans to sell substantially all of the assets of its core businesses and will require additional financing to acquire a profitable business and achieve profitability to generate sufficient cash flows to support the current corporate overhead structure. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

Houston, Texas

August 4, 2005 except Notes 13 and 20

              which are as of November 1, 2005

Report of Independent Registered Public Accounting Firm – Ernst & Young LLP

We have audited the accompanying consolidated statements of operations, shareholders’ equity (deficit), and cash flows of Teletouch Communications, Inc. and subsidiaries for the year ended May 31, 2003. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2) for the year ended May 31, 2003. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Teletouch Communications, Inc. and subsidiaries for the year ended May 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Dallas, Texas

August 15, 2003

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

ASSETS

	May 31,
	2005	2004
CURRENT ASSETS:
Cash and cash equivalents	$1,283	72
Accounts receivable, net of allowance of $106 in fiscal 2005 and $180 in fiscal 2004	1,265	1,590
Inventories, net of reserve of $105 in fiscal 2005 and $421 in fiscal 2004	906	2,273
Current income tax receivable	689	44
Deferred income tax assets	52	174
Note receivable	—	256
Prepaid expenses and other current assets	247	402

Total Current Assets	4,442	4,811

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $15,609 in fiscal 2005 and $14,976 in fiscal 2004	5,660	8,622

GOODWILL	343	883

OTHER INTANGIBLE ASSETS:
Subscriber bases	226	225
FCC licenses	103	103
Non-compete agreements	95	95
Internally-developed software	149	185
Accumulated amortization	(269)	(176)

Total Other Intangible Assets	304	432

DEFERRED INCOME TAXES	86	—

TOTAL ASSETS	$10,835	$14,748

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	May 31,
	2005	2004
CURRENT LIABILITIES:
Accounts payable	$1,038	$983
Accrued Expenses and other current liabilities	2,131	1,925
Current portion of long-term debt	74	45
Current portion of redeemable common stock payable	352	280
Current portion of unearned sale/leaseback profit	418	418
Deferred revenue	595	678

Total Current Liabilities	4,608	4,329

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	102	448
Redeemable common stock purchase warrants	2,100	1,757
Redeemable common stock payable, net of current portion	88	326
Unearned sale/leaseback profit, net of current portion	640	1,064
Deferred income taxes	—	22

Total Long-Term liabilities	2,930	3,617

TOTAL LIABILITIES	7,538	7,946

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY :
Series A cumulative convertible preferred stock, $.001 par value, 15,000 shares authorized and 0 shares issued and outstanding in fiscal 2005 and fiscal 2004	—	—
Series B convertible preferred stock, $.001 par value, 411,457 shares authorized 0 shares issued and outstanding in fiscal 2005 and fiscal 2004	—	—
Series C convertible preferred stock, $.001 par value, 1,000,000 shares authorized, issued and outstanding in fiscal 2005 and fiscal 2004	1	1
Common stock, $.001 par value, 70,000,000 shares authorized and 5,411,189 shares issued in fiscal 2005 and 4,976,189 shares issued in fiscal 2004	5	5
Additional paid-in capital	31,915	31,968
Treasury Stock, 429,209 shares held in fiscal 2005 and fiscal 2004	(185)	(185)
Accumulated deficit	(28,439)	(24,987)

Total Shareholders’ Equity	3,297	6,802

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,835	$14,748

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share amounts)

	Year ended May 31,
	2005	2004	2003
Operating revenues:
Service, rent, and maintenance revenue	$19,922	$23,192	$27,929
Product sales revenue	4,747	3,562	6,893

Total operating revenues	24,669	26,754	34,822

Operating expenses:
Cost of service, rent and maintenance (exclusive of depreciation and amortization included below)	10,852	11,025	14,460
Cost of products sold	4,273	3,184	5,315
Selling and general and administrative	8,449	8,613	11,007
Depreciation and amortization	3,218	3,726	4,665
Impairment of goodwill	551	—	—
Loss on disposal of assets	1,019	372	253
Write-off of equipment	—	—	810

Total operating expenses	28,362	26,920	36,510

Operating loss	(3,693)	(166)	(1,688)

Gain on extinguishment of debt	—	—	510

Gain on litigation settlement	—	—	429

Interest expense, net	(432)	(357)	(384)

Loss before income tax expense (benefit) and extraordinary item	(4,125)	(523)	(1,133)
Income tax expense (benefit)	(673)	60	(372)

Loss before extraordinary item	(3,452)	(583)	(761)

Extraordinary item-Gain derived from negative goodwill on sale of certain PNI assets, net of income tax	—	64	—

Net loss	(3,452)	(519)	(761)

Gain on preferred stock transaction	—	—	28,778
Participation rights of Series C Preferred Stock in undistributed earnings	—	—	(23,580)

Net income (loss) applicable to common shareholders	$(3,452)	$(519)	$4,437

Earnings (loss) per share - basic:
Earnings (loss) applicable to common shareholders before extraordinary item	$(0.75)	$(0.12)	$0.96
Extraordinary item	$—	$0.01	$—

Earnings (loss) applicable to common shareholders	$(0.75)	$(0.11)	$0.96

Earnings (loss) per share - diluted:
Earnings (loss) applicable to common shareholders before extraordinary item	$(0.75)	$(0.12)	$0.30
Extraordinary item	$—	$0.01	$—

Earnings (loss) applicable to common shareholders	$(0.75)	$(0.11)	$0.30

Weighted average shares outstanding-basic	4,623,164	4,546,980	4,644,978

Weighted average shares outstanding-diluted	4,623,164	4,546,980	92,053,503

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended May 31,
	2005	2004	2003
Operating Activities:
Net loss	$(3,452)	$(519)	$(761)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,218	3,726	4,665
Impairment of goodwill	551	—	—
Gain on extinguishment of debt	—	—	(510)
Non-cash compensation expense	(53)	68	11
Non-cash interest expense	356	287	125
Extraordinary income	—	(64)	—
Write-down – assets held for sale	—	—	1,460
Provision for losses on accounts receivable	91	182	400
Provision for inventory obsolescence	1,069	880	488
Loss on disposal of assets	1,019	372	253
Write-off of equipment	—	—	810
Amortization of unearned sale/leaseback profit	(423)	(423)	(420)
Deferred income taxes	14	(305)	(834)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	191	(29)	493
Inventories	621	96	1,894
Current income tax receivable	(645)	(44)	—
Prepaid expenses and other assets	155	146	(4)
Accounts payable	55	473	(735)
Accrued Expenses and other current liabilities	209	(1,233)	(471)
Deferred revenue	(83)	(48)	(211)

Net cash provided by operating activities	2,893	3,565	6,653

Investing Activities:
Capital expenditures, including pagers	(1,547)	(2,326)	(3,563)
(Purchase) Redemption of certificates of deposit	—	10	(10)
Intangible assets	(4)	(220)	—
Acquisitions, net of cash acquired	—	(1,019)	—
Proceeds from sale of assets	82	66	59
Issuance of notes receivable	—	(256)	—

Net cash used for investing activities	(1,469)	(3,745)	(3,514)

Financing Activities:
Decrease in short-term debt, net	—	(109)	(1,633)
Proceeds from borrowings	62	117	310
Payments on long-term debt and redeemable common stock	(275)	(444)	(2,600)

Net cash used for financing activities	(213)	(436)	(3,923)

Net increase (decrease) in cash and cash equivalents	1,211	(616)	(784)
Cash and cash equivalents at beginning of period	72	688	1,472

Cash and cash equivalents at end of period	$1,283	$72	$688

Supplemental Cash Flow Data:
Cash payments for interest	$84	$90	$269

Cash payments for income taxes	$5	$870	$—

Non-Cash Transactions:
Purchase Price Adjustment-Delta Communications, Inc.	$38	$—	$—

Exchange of Note Receivable for Note Payable	$258	$—	$—

Transfer of pager inventory to fixed assets	$322	$530	$1,197

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands Except Number of Shares)

	Preferred Stock								Additional Paid-In Capital			Accumulated Earnings (Deficit)
	Series A		Series B		Series C		Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance at May 31, 2002	15,000	$—	85,394	$—	—	$—	4,926,210	$5	$33,100	133,560	$(97)	$(23,707)

Net loss	—	—	—	—	—	—	—	—	—	—	—	(761)
Stock issuance and retirement related to debt and equity restructure in May 2002 and approved by Shareholders in November 2002	(15,000)	—	(85,394)	—	1,000,000	1	—	—	(1,248)	295,649	(88)	—
Compensation earned under employee stock option plan	—	—	—	—	—	—	—	—	11	—	—	—
Exercise of warrants	—	—	—	—	—	—	49,979	—	37	—	—	—

Balance at May 31, 2003	—	$—	—	$—	1,000,000	$1	4,976,189	$5	$31,900	429,209	$(185)	$(24,468)

Net loss	—	—	—	—	—	—	—	—	—	—	—	(519)
Compensation earned under employee stock option plan	—	—	—	—	—	—	—	—	68	—	—	—

Balance at May 31, 2004	—	$—	—	$—	1,000,000	$1	4,976,189	$5	$31,968	429,209	$(185)	$(24,987)

Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,452)
Isssuance of common stock related to acquisition	—	—	—	—	—	—	435,000	—	—	—	—	—
Compensation earned under employee stock option plan	—	—	—	—	—	—	—	—	(53)	—	—	—

Balance at May 31, 2005	—	$—	—	$—	1,000,000	$1	5,411,189	$5	$31,915	429,209	$(185)	$(28,439)

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Organization: Teletouch is a leading provider of telecommunications services, primarily paging services, in non-major metropolitan areas and communities in the Southeast United States. Currently the Company provides paging services in Alabama, Arkansas, Georgia, Louisiana, Mississippi, Missouri, Oklahoma, Texas, Tennessee and Florida. The Company has 18 service centers and 5 two-way radio shops in those states. The Company provides telemetry services nationally through agreements with various satellite and cellular providers. Through inter-carrier arrangements, Teletouch also provides nationwide and expanded regional coverage. The Company has no foreign operations.

Financial Condition and Going Concern: The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred net losses of $3,452,000, $519,000 and $761,000 for the years ended May 31, 2005, 2004 and 2003, respectively as a result of continued declines in its paging revenues. As of May 31, 2005, the Company had a working capital deficiency of $166,000. The Company has sustained its operations primarily through continuous cost reductions. During 2005, the Company attempted to secure additional debt financing to fund a potential acquisition and provide additional working capital to the Company but was unable to do so due to the declining performance of the Company’s paging business. As a result of the continued deterioration of the Company’s financial position and its operating results, the Company now plans to sell substantially all of the assets of the Company (see Note 20). The sale of the Company’s core businesses, combined with additional financing, is expected to generate sufficient cash to enable the Company to acquire a profitable and growing business that would offset the embedded overhead costs of being a public company and return the Company to a state of profitability. There can be no assurance, however, that we will be successful in selling the assets related to the paging and two way businesses, acquire a profitable and growing business or that we will be able to complete any additional debt or equity financing on favorable terms.

If the Company is unable to complete the contemplated sales, realization of a major portion of the assets in the accompanying consolidated balance sheet would be dependent upon continued operations of the Company. The Company has been successful in its efforts to grow its two way revenues, stabilize the rate of decline in its paging business while reducing expenses in this business and reduce its overhead costs. However, these successes have not been sufficient to overcome the loss in profitability resulting from the significant decline in the Company’s paging subscriber bases over the past several years. Further, the Company has been unsuccessful in securing any additional financing during the year and has continued to be unable to grow the revenues from the telemetry business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Principles of Consolidation: The consolidated financial statements include the accounts of Teletouch Communications, Inc. and its wholly-owned subsidiaries (together, “Teletouch” or the “Company”). Teletouch Communications, Inc. owns all of the shares of Teletouch Licenses, Inc., Visao Systems, Inc. and TLL Georgia, Inc.. Teletouch Licenses, Inc. is a company formed for the express purpose of owning all of the

FCC licenses utilized by Teletouch in its paging network. Visao Systems, Inc. is a company formed to develop and distribute the Company’s telemetry products. TLL Georgia, Inc. was formed for the express purpose of entering into an asset purchase agreement with Preferred Networks, Inc. in May 2004 (see Note 17). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents: Cash equivalents are recorded at cost, which approximates market, and include investments in financial instruments with maturities of three months or less at the time of purchase.

Allowance for Doubtful Accounts: Estimates are used in determining the allowance for doubtful accounts and are based on historic collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages Teletouch reviews historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues; Teletouch compares the ratio of the allowance for doubtful accounts to gross receivables to historic levels and Teletouch monitors collections amounts and statistics. Teletouch’s allowance for doubtful accounts was $106,000 at May 31, 2005 and $180,000 at May 31, 2004. Based on the information available to the Company, management believes the allowance for doubtful accounts as of May 31, 2005 and 2004 were adequate. However, actual write-offs might exceed the recorded allowance.

Inventories: The Company’s inventories consist primarily of pagers, telemetry equipment, two-way radios, accessories, and spare parts held for sale or lease. Inventories are carried at the lower of cost or market using the weighted-average first-in, first-out method. A substantial portion of the Company’s pager inventory is leased in connection with term service contracts. All leased pager inventory is transferred to fixed assets and depreciated using a three-year useful life. Leased pagers returned after the termination of the service contracts are valued at the lower of net depreciable cost or market and transferred to “used inventory”. Reserves for inventory obsolescence are computed using estimates that are based on sales trends, a ratio of inventory to sales, and a review of specific categories of inventory. In establishing its reserve, Teletouch reviews historic inventory obsolescence experience including comparisons of previous write-offs to provision for inventory obsolescence and the inventory count compared to recent sales trends. Prior to fiscal 2004, inventory obsolescence has been within our expectations and the provision established. During fiscal 2004 and 2005, the Company recorded additional reserves for inventory obsolescence to recognize the deterioration in the market value of certain pager, cellular, electronics, two way and telemetry inventory. During fiscal year 2004, pager inventory was impaired primarily due to a decline in market value of certain damaged pagers that are repaired by the Company. Cellular and electronic inventory became impaired in fiscal year 2004 after many months of attempting to sell off this excess equipment and the Company recorded a reserve equaling the total value of this inventory. Certain telemetry inventory, primarily related to the Company’s fixed monitoring product line, was impaired in fiscal year 2004 due to the Company discontinuing the fixed inventory products. A portion of the telemetry inventory reserves in fiscal year 2004 was also due to technical issues related to certain VisionTrax™ inventory. During fiscal year 2005, pager inventory was impaired due to the decline in market value of discontinued pager models and damaged pagers that are repaired by the company. After conducting a comprehensive two way physical inventory in fiscal year 2005, the Company impaired the value of obsolete two way radios and parts. Telemetry inventory was also impaired during fiscal 2005 due to additional technical difficulties encountered with the VisionTrax™ product line and the Company discontinuing certain LifeGuard™ and VisionTrax™ products that had become obsolete and unmarketable.

The following table reflects the components of finished goods inventory (in thousands):

	May 31, 2005			May 31, 2004
	Cost	Reserve	Net Value	Cost	Reserve	Net Value
Pagers and parts	$383	$(38)	$345	$1,113	$(129)	$984
Cellular phones and electronics	—	—	—	129	(90)	39
Two Way radios and parts	390	(16)	374	601	—	601
Telemetry devices and parts	238	(11)	227	851	(120)	731

Total inventory and specific reserves	$1,011	$(65)	$946	$2,694	$(339)	$2,355
General obsolescence reserve	—	(40)	(40)	—	(82)	(82)

Total inventory and reserves	$1,011	$(105)	$906	$2,694	$(421)	$2,273

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

Intangible Assets: Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and no longer amortizes its goodwill. In accordance with SFAS No. 142, the Company annually assesses its intangible assets, including goodwill, for indications of impairment. During the fourth quarter, the Company performed its annual assessment of goodwill and recorded an impairment of goodwill of $551,000 (see Note 5 to the consolidated financial statements).

Other intangible assets, including amounts allocated to subscriber bases, FCC licenses, and internally developed software, are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from one to nine years. Amortization of subscriber bases, FCC licenses, and internally developed software is considered operating expense and included in “Depreciation and Amortization” in the accompanying consolidated statements of operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life.

Impairment of Long-lived Assets: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets” Teletouch evaluates the recoverability of the carrying value of its long-lived assets based on estimated undiscounted cash flows to be generated from such assets. If the undiscounted cash flows indicate an impairment then the carrying value of the assets being evaluated is impaired to the estimated fair value of those assets. In assessing the recoverability of these assets, Teletouch must project estimated cash flows which are based on various operating assumptions such as average revenue per unit in service, disconnect rates, sales productivity ratios and expenses. Management develops these cash flow projections on a periodic basis and reviews the projections based on actual operating trends. The projections assume that general economic conditions will continue unchanged throughout the projection period and that their potential impact on capital spending and revenues will not fluctuate. Projected revenues are based on the Company’s estimate of units in service and average revenue per unit, as well as revenue from various new product initiatives. Projected revenues assume a continued decline in traditional messaging units in service throughout the projection period, which is partially offset by growth of advanced messaging units in service and revenue from the new product initiatives. Projected operating expenses are based upon historic experience and expected market conditions adjusted to reflect an expected decrease in expenses resulting from cost saving initiatives. During the second quarter of fiscal 2003, the Company restructured its operations and exited its retail distribution channel by closing all but 2 of its retail locations. The Company restructured the operations of 22 other retail stores to serve as service centers to provide customer service to its existing customer base. As a result of the closure of its retail stores, the Company identified excess furniture and fixtures and computer equipment used previously in its retail business, classified these excess assets as Assets Held for Sale and recorded a charge to reduce the carrying value of these assets to their estimated recoverable value less any anticipated disposition costs. In the second quarter of fiscal 2003, the Company reduced the carrying value of these assets classified as Assets Held for Sale from $1.7 million to $0.2 million by recording a charge of $1.5 million to restructuring expense which is a component of operating expenses in the Company’s consolidated statement of operations. At May 31, 2005, all such Assets Held for Sale had been disposed of by the Company.

Teletouch’s review of the carrying value of its long-lived assets at May 31, 2005 indicates that the carrying value of these assets is recoverable through future estimated cash flows. If the cash flow estimates, or the significant operating assumptions upon which they are based, change in the future, Teletouch may be required to record additional impairment charges related to its long-lived assets.

Provision for Income Taxes: The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods.

Revenue Recognition: Teletouch’s revenue consists primarily of monthly service and lease revenues charged to customers on a monthly, quarterly, semi-annual or annual basis. Deferred revenue represents prepaid monthly service fees paid by customers. Revenue also includes sales of two-way radios, messaging devices, cellular telephones, and other products directly to customers and resellers. Teletouch recognizes service, rent and maintenance revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB 104). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable, and (4) collectibility is reasonably assured. Teletouch believes, relative to sales of products, that all of these conditions are met, therefore, product revenue is recognized at the time of delivery.

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

Advertising Costs: All costs related to advertising activities begun during the fiscal year are expensed when incurred. Advertising costs were $0.1 million, $0.3 million, and $0.4 million in fiscal 2005, 2004, and 2003, respectively.

Stock-based Compensation: SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, provides companies with a choice to follow the provisions of SFAS No. 123 in determination of stock-based compensation expense under the alternative fair value accounting or to continue with the provisions of APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock-compensation plans. The Company has elected to follow the provisions of APB 25 under which no compensation expense is recognized if the exercise price of the Company’s stock options equals or exceeds the market price of the underlying Common Stock on the date of grant, generally no compensation expense is recognized. The Company recognized a reduction of compensation expense of $53,000 in fiscal 2005 and recognized compensation expense of $68,000 and $11,000 in 2004 and 2003, respectively, related to the repricing of its outstanding stock options during fiscal 2000 resulting in a variable accounting which requires the Company to record as compensation expense the spread between the option price and the market price until the options are exercised, expired or forfeited.

Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if Teletouch had accounted for its stock options under the fair value method of that statement. For the periods prior to fiscal year 2005, the Company used a binomial option valuation model to estimate the fair value of stock options granted. Beginning in fiscal 2005, the Company changed to the Black-Scholes option valuation model to estimate the fair value of stock options granted. The fair value for these options was estimated at the date of grant using the following weighted-average assumptions for 2005 and 2003: risk-free interest rates of 3.50% in 2005 and 2.00% in 2003; dividend yields of 0%; volatility factors of the expected market price of the Company’s common stock of 1.59 in 2003 and 1.30 in 2005 and a weighted-average expected life of the option of 2 to 5 years. As there were only an insignificant amount of stock options granted during fiscal 2004, all of which were issued at the market price on the date of the grant, the Company has not included these grants in its pro forma compensation expense calculations for fiscal 2004.

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

For purposes of pro forma disclosures, the estimated fair value of stock options is amortized to expense over the options’ vesting period. Therefore, future pro forma compensation expense may be greater as additional options are granted. The Company’s pro forma information follows (in thousands):

	2005	2004	2003
Net income (loss) applicable to common shareholders as reported	$(3,452)	$(519)	$4,437
Plus stock-based employee compensation expense included in reported net income (loss), net of related tax effects	(35)	45	7
Less total stock-based employee compensation determined under fair-value-based method, net of related tax effects	(131)	(27)	(41)

Pro forma net income (loss)	$(3,618)	$(501)	$4,403

Earnings (loss) per share - basic:
As reported	$(0.75)	$(0.11)	$0.96

Pro forma	$(0.78)	$(0.11)	$0.95

Earnings (loss) per share - diluted:
As reported	$(0.75)	$(0.11)	$0.30

Pro forma	$(0.78)	$(0.11)	$0.30

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

Basic and diluted net income (loss) per common share for the years ended May 31, 2005, 2004 and 2003 are calculated as follows (in thousands except per share amounts):

	2005	2004	2003
Numberator:
Net loss	$(3,452)	$(519)	$(761)
Gain on preferred stock transaction	—	—	28,778

Undistributed earnings	$(3,452)	$(519)	$28,017
Participation rights of preferred stock in undistributed earnings (see percentage calculation below)	—	—	(23,580)

Numerator for basic net income (loss) per common share - income (loss) available to common shareholders under the two-class method	$(3,452)	$(519)	$4,437
Participation rights of preferred stock in undistributed earnings	—	—	23,580

Numerator for diluted net income (loss) per common share - income (loss) available to common shareholders after assumed conversion of preferred stock	$(3,452)	$(519)	$28,017

Denominator:
Denominator for basic net income (loss) per common share - weighted-average shares	4,623	4,547	4,645
Effect of dilution to participating convertible preferred stock - Series C Preferred	—	—	24,689

Subtotal	4,623	4,547	29,334
Percentage of undistributed earnings allocated to participating preferred stock	0.0%	0.0%	84.2%
Effect of dilution due to:
Stock options	—	—	159
Common stock purchase warrants	—	—	4,411
Series B Preferred Stock	—	—	1,077
Series A Preferred Stock	—	—	57,073

Denominator for diluted net income (loss) per common share - adjusted weighted-average shares	4,623	4,547	92,054

Net income (loss) per common share:
Basic	$(0.75)	$(0.11)	$0.96
Diluted	$(0.75)	$(0.11)	$0.30

At May 31, 2005, 2004 and 2003, the following securities were outstanding but were not included in the computation of diluted earnings per share due to their antidilutive effect:

(in thousands)	2005	2004	2003
Common stock options	1,951	938	—
Common stock purchase warrants	6,000	6,000	—
Series C Preferred Stock	44,000	44,000	—

	51,951	50,938	—

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

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first annual reporting period that begins after June 15, 2005. The Company does not anticipate that the adoption of SFAS 123 (R) will have a significant impact on the Company’s overall results of operations or financial position.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”. This is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations” which applies to all entities and addresses the legal obligations with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The SFAS requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Interpretation No. 47 further clarifies what the term “conditional asset retirement obligation” means with respect to recording the asset retirement obligation discussed in SFAS No. 143. The effective date is for fiscal years ending after December 15, 2005. The Company does not expect that the adoption of this interpretation will have a material impact on its financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes, and Error Correction — a replacement of APB Opinion No. 20 and FASB No. 3”. SFAS No. 154 requires restatement of prior period financial statements, unless impracticable, for changes in accounting principle. The retroactive application of a change in accounting principle should be limited to the direct effects of the change. Changes in depreciation, amortization or depletion methods should be accounted for as a change in an accounting estimate. Corrections of accounting errors will be accounted for under the guidance contained in APB Opinion 20. The effective date of this new pronouncement is for fiscal years beginning after December 15, 2005 and prospective application is required. The Company does not expect that the adoption of this statement will have a material impact on its financial position and results of operations.

NOTE 3 – NOTE RECEIVABLE

On November 7, 2003, the Company issued a $250,000 convertible secured promissory note (the “Streamwaves Note”) to Streamwaves.com, Inc. (Streamwaves). Streamwaves is an internet digital music provider. The Streamwaves Note was secured by substantially all of Streamwave’s assets and accrued interest at a rate of 10%. All outstanding principal and unpaid accrued interest was payable on June 20, 2004.

The Streamwaves Note contained a conversion feature which, at the option of Teletouch, allowed the outstanding principal and unpaid accrued interest to be converted into shares of Streamwaves Common Stock. The conversion price of the Streamwaves Common Stock will be $1.00 if the conversion date was on or before June 20, 2004 or $0.20 if the conversion date was after June 20, 2004.

On June 20, 2004, Teletouch assigned its interest in the Streamwaves Note to TLL Partners, an entity controlled by Robert McMurrey, Chairman of Teletouch. Consideration paid by Mr. McMurrey equaled $257,778, the full value of the Streamwaves Note and interest accrued through June 20, 2004. Payment of the note was in the form of a reduction in the amount due on the TLL Note (see Note 7) held by TLL Partners.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at May 31, 2005 and 2004 consisted of the following (in thousands):

	2005	2004
Leased pagers and radios	$2,671	$3,511
Paging infrastructure	16,257	16,867
Buildings and improvements	386	708
Other equipment	1,955	2,512

	21,269	23,598
Accumulated depreciation	(15,609)	(14,976)

	$5,660	$8,622

Depreciation expense was $3.8 million, $3.6 million and $4.6 million in fiscal 2005, 2004, and 2003, respectively.

The following table contains the property, plant and equipment by estimated useful life, net of accumulated depreciation as of May 31, 2005 (in thousands):

	Less than 3 years	3 to 4 years	5 to 9 years	10 to 14 years	15 to 19 years	20 years	Total Net Value
Buildings	$—	$—	$—	$1	$3	$9	$13
LAN & Other Computers	—	243	40	—	—	—	283
Equipment	—	24	4	3	—	—	31
Furniture & Fixtures	—	37	—	27	—	—	64
Leasehold Improvements	103	3	1	—	—	—	107
Office Equipment	—	4	5	1	—	—	10
Network Infrastructure	—	14	307	323	2,383	3	3,030
Vehicles	—	—	214	—	—	—	214
Pager Fleet	—	1,784	—	—	—	—	1,784
Radio Fleet	—	3	—	—	—	—	3
Assets Not In Service	121	—	—	—	—	—	121

	$224	$2,112	$571	$355	$2,386	$12	$5,660

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible Assets with Indefinite Lives: The changes in the carrying amount of intangible assets with indefinite lives for the year ended May 31, 2005 are as follows (in thousands):

Goodwill
Balance at May 31, 2004	$883
Purchase price adjustments related to acquisition in 2004 (see Note 17)	11
Impairment charges in fourth quarter 2005	(551)

Balance at May 31, 2005	$343

The reported goodwill of the Company at May 31, 2005 and 2004 relates entirely to the two way radio segment and was purchased in the acquisition of the assets of DCAE, Inc. which was completed in January 2004.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company performs an annual impairment test of goodwill. The Company evaluates goodwill at the reporting segment level as of March 1st of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. As required by SFAS No.142, the impairment test is accomplished using a two-stepped approach. The first step screens for impairment and, when impairment is indicated, a second step is employed to measure the impairment. The Company recorded a goodwill impairment charge during the fourth quarter of fiscal 2005 of $551,000 presented as an operating expense which resulted primarily from a decline in the profitability of our Dallas / Fort Worth two way radio operations within the two way radio reporting segment of the Company. The goodwill impairment was recorded due to the decreased sales in our logic trunked radio (“LTR”) sales resulting from increased competition in the market from other two way radio provider and cellular companies, lower demand for these services and limited sales staff during the year focusing on this portion of the business. The reduced LTR sales activity was not significant to the operations of the business during the any quarter during the year, although the cumulative effect of the impact on the LTR subscriber base results in lower future cash flow projections than the Company anticipated upon acquiring the business which in turn results in a reduced fair market value of the assets of the reporting segment.

Intangible Assets with Definite Lives: The following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	Year ended May 31,
	2005			2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Business combinations:
Subscriber bases	$226	$(143)	$83	$225	$(120)	$105
FCC licenses	103	(15)	88	103	(4)	99
Non-compete agreements	95	(25)	70	95	(6)	89

	424	(183)	241	423	(130)	293
Internally developed assets:
Software	149	(86)	63	185	(46)	139

Balance at May 31, 2005 and 2004	$573	$(269)	$304	$608	$(176)	$432

Amortization is computed using the straight-line method based on the following estimated useful lives:

Subscriber bases	1-5 years
FCC licenses	9 years
Non-competition agreements	5 years
Internally-developed software	3 years

The net carrying amount of intangible assets acquired in business combinations mainly relate to the purchase of the assets of Delta Communications in January 2004 (see Note 17). The net carrying amount of intangibles internally developed relates to software to manage the Company’s telemetry data and customer reporting requirements.

Total amortization expense for the years ended May 31, 2005, 2004 and 2003 was approximately $117,000, $101,000 and $64,000, respectively.

Estimated annual amortization expense for the next five years ended May 31 is as follows:

Amortization Expense ($ in 000’s)
2006	$103
2007	$66
2008	$53
2009	$39
2010	$11

NOTE 6 - ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of (in thousands):

	May 31, 2005	May 31, 2004
Accrued payroll and other personnel expense	$999	$711
Accrued state and local taxes	221	203
Unvouchered accounts payable	589	679
Customer deposits payable	118	145
Other	204	143

Total	$2,131	$1,881

NOTE 7 - LONG-TERM DEBT

Long-term debt at May 31, 2005 and 2004 consists of the following (in thousands):

	2005	2004
TLL Note - affiliate, including accrued interest	$—	$347
Binion note	41	60
Vehicle notes	135	86

	176	493
Less: current portion	74	45

	$102	$448

TLL Note: On May 17, 2002, the Company entered into a note agreement with TLL Partners (TLL Note), an entity controlled by Robert McMurrey, Chairman of Teletouch, which allows for borrowings in the aggregate principal amount of $2,200,000. Any outstanding principal and accrued interest would become payable in full May 17, 2007 and would accrue interest at the rate of 10% annually. On July 20, 2004 the

Company transferred its interest in a promissory note it held to TLL Partners and in consideration received a reduction in the balance due under the TLL Note in the amount of $257,778 (see Note 3). As of May 31, 2005 the Company has no borrowings outstanding under its $2.2 million promissory note with TLL Partners, a company controlled by Robert McMurrey, Chairman of the Board of Teletouch. Any borrowings under this arrangement are subject to the approval of the Progressive Concepts Communications, Inc. (“PCCI”) Board of Directors and availability of funds. TLL Partners is a wholly owned subsidiary of PCCI. The Company has had limited borrowings under this agreement in the past and has been given no assurances from TLL Partners or PCCI that the necessary approval would be given by the PCCI Board of Directors to fund any future operating or capital needs of Teletouch. The Company’s management does not anticipate that the necessary approvals would be granted by the PCCI Board of Directors, therefore, it is operating under the assumption that there are no available borrowings under this agreement.

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

Maturities: Scheduled maturities of long-term debt outstanding at May 31, 2005 are as follows:

Payments Due By Period

(in thousands)

	Total	2006	2007	2008	2009	Thereafter
Debt	$176	$74	$77	$23	$2	$—

NOTE 8 – DEBT AND EQUITY RESTRUCTURING

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

Pursuant to the Restructuring Agreement dated as of May 17, 2002, by and among TLL Partners, GM Holdings and Teletouch (“Restructuring Parties”), Teletouch agreed to issue warrants to purchase 6,000,000 shares of Teletouch common stock to GM Holdings and TLL Partners agreed to exchange certain preferred and common stock, as described below, for 1,000,000 shares of Teletouch’s Series C Preferred Stock which are convertible into 44 million share of the Company’s common stock. The issuance of the warrants to purchase 6,000,000 shares of Teletouch common stock and the 1,000,000 shares of Series C Preferred Stock was subject to shareholder approval and satisfaction of applicable American Stock Exchange Rules. Additionally, each of the Restructuring Parties agreed that no dividends would accrue, be declared or made on the Series A Preferred Stock or the Series B Preferred Stock pending the completion of the transactions contemplated by the Restructuring Agreement.

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

In conjunction with the issuance of the Series C Preferred Stock and 6,000,000 warrants to purchase common stock in exchange for the 15,000 shares of Series A Preferred Stock, the Company recognized a gain of $28,778,000, in the second quarter of fiscal year 2003, that was included in income applicable to common shareholders and is reflected in the Company’s earnings per share calculations for the year ended May 31, 2003. The amount of the gain represents the amount by which the carrying value of the Series A Preferred Stock as of November 7, 2002 $38,297,000 which included accrued dividends which were recorded in paid-in capital, exceeded the allocated portion of the fair value of the securities issued, $8,712,000 for the Series C Preferred Stock and $807,000 for the 6,000,000 warrants to purchase common stock issued by the Company.

NOTE 9 – PROVISION FOR LEASE ABANDONMENT AND OTHER COSTS

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

Subsequent to the retail store closings discussed above, the Company evaluated the profitability of the remaining retail stores and its overall retail distribution channel. This evaluation was completed in November 2002 and the Company developed a restructuring plan to exit the retail business and focus the Company on its direct distribution channels (“Retail Exit Plan”). The Retail Exit Plan resulted in the closing of an additional 10 of the Company’s retail locations, transferring 4 of its retail locations to an affiliated company, the conversion of 22 of its retail locations to customer service centers and the reduction of its workforce by 111 people. As a result of the Retail Exit Plan and during the quarter ending February 28, 2003, the Company increased its provision for losses for certain changes in estimates related to the Company’s Retail Exit Plan including $45,000 for personnel related costs and $112,000 for lease obligations. Quarter end November 30, 2002 charges related to the Company’s Retail Exit Plan included $365,000 for the abandonment of certain leased retail space, $34,000 for the abandonment of related leasehold improvements, $411,000 for personnel related costs and $1,426,000 for write-downs on excess furniture and fixtures and computer equipment held for sale. As of May 31, 2003, the Retail Exit Plan was substantially completed. Such charges have been included in operating expenses in the Company’s Consolidated Statement of Operations.

The following table provides a rollforward of the Retail Exit Plan liabilities for the years ended May 31, 2005 and 2004:

(dollars in thousands)	Future Lease Payments	Personnel Costs	Total
Balance at May 31, 2002	$488	$—	$488

Changes in estimates	(214)	—	(214)
Additions to provision	477	456	933
Cash outlay	(353)	(456)	(809)

Balance at May 31, 2003	398	—	398

Changes in estimates	(66)	—	(66)
Cash outlay	(219)	—	(219)

Balance at May 31, 2004	113	—	113

Changes in estimates	2	—	2
Cash outlay	(82)	—	(82)

Balance at May 31, 2005	$33	$—	$33

The remaining amount at May 31, 2005 of $33,000 is expected to be paid through November 2005. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates.

NOTE 10 – UNEARNED SALE/LEASEBACK PROFIT

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

NOTE 11 - INCOME TAXES

Teletouch uses the liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences reverse.

Significant components of the Company’s deferred taxes as of May 31, 2005 and 2004 are as follows:

	May 31,
	2005	2004
Current Deferred Tax Assets:
Accrued liabilities	$32	$62
Inventory reserves	—	70
Deferred revenue	39	21
Bad debt reserve	31	61

	102	214
Valuation Allowance	(32)	—

Net Current Deferred Tax Assets	70	214

Non-current Deferred Tax Assets:
Unrecognized gain	360	504
Intangible assets	1,541	1,626

	1,901	2,129
Valuation Allowance	(589)	—

Net Non-current Deferred Tax Assets	1,312	2,129

Deferred tax liabilities:
Current Deferred Tax Liabilities:
Other	18	40
Non-current Deferred Tax Liabilities:
Other intangibles	—	39
Depreciation methods	1,226	2,112

Total Non-current Deferred Tax Liabilities	1,226	2,151

Net Current Deferred Tax Asset	52	174

Net Non-current Deferred Tax Asset (Liability)	$86	$(22)

The provision (benefit) for income taxes for each of the last three fiscal years consists of the following (in thousands):

	2005	2004	2003
Current	$(687)	$364	$462
Deferred	14	(304)	(834)

	$(673)	$60	$(372)

A reconciliation from the federal statutory income tax rate to the effective income tax rate for the fiscal years 2005, 2004, and 2003 follows:

	2005	2004	2003
Statutory income tax rate (benefit)	-34.0%	-34.0%	-34.0%
Change in accrual estimates	-0.3%	23.3%	—
Change in valuation allowance	15.0%	—	—
Expenses not deductible for tax purposes	3.0%	23.8%	1.2%
Other	—	—	—

Effective income tax rate	-16.3%	13.1%	-32.8%

During fiscal 2005, the Company’s tax loss was approximately $2.0 million which will be carried back to the 2003 and 2004 tax years resulting in a current tax receivable of $689,000.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Teletouch leases buildings, transmission towers, and equipment under non-cancelable operating leases. These leases contain various renewal terms and restrictions as to use of the property. Rent expense (in thousands) was $3,522, $3,037, and $3,405 in fiscal 2005, 2004, and 2003, respectively. Future minimum rental commitments under non-cancelable leases, including amounts related to closed stores, are as follows (in thousands):

Payments Due By Period

(in thousands)

Significant Contractual Obligations	Total	2006	2007	2008	2009	Thereafter
Operating leases	$6,747	$2,672	$1,977	$1,339	$538	$221

Teletouch is party to various legal proceedings arising in the ordinary course of business. The Company believes there is no proceeding, either threatened or pending, against it that will result in a material adverse effect on its results of operations or financial condition.

NOTE 13 - SHAREHOLDERS’ EQUITY

Capital Structure: Teletouch’s authorized capital structure allows for the issuance of 70,000,000 shares of common stock with a $0.001 par value and 5,000,000 shares of preferred stock with a $0.001 par value.

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

On May 17, 2002, TLL Partners, exercised an option it had previously purchased to acquire all of the securities held by Continental Illinois Venture Corporation (“CIVC”) which included 295,649 shares of common stock, 36,019 shares of Series B Preferred Stock, 2,660,840 warrants to purchase common stock, 324,173 warrants to purchase Series B Preferred Stock and 13,200 shares of Series A Preferred Stock from CIVC (see Note 8 for further discussion).

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

The CIVC Investors also originally received warrants, exercisable at a nominal price, to purchase 3,377,301 shares of Teletouch common stock (the “Common Stock Purchase Warrants”) and 411,457 shares of Series B Preferred Stock (the “Series B Preferred Stock Purchase Warrants”). As of May 17, 2002, holders had exercised an aggregate of 716,461 Common Stock Purchase Warrants and 87,284 Series B Preferred Stock Purchase Warrants. The remaining 324,173 Series B Preferred Stock Purchase Warrants and the remaining 2,660,840 Common Stock Purchase Warrants were purchased by TLL Partners on May 17, 2002

Series C Preferred Stock: At May 31, 2005, 1,000,000 shares of Series C Preferred Stock with a par value of $0.001 are issued and outstanding.

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

On November 1, 2005, 1,000,000 shares of Series C Preferred Stock were converted into 44,000,000 shares of Common Stock.

Common Stock Purchase Warrants: At May 31, 2005, the Company has 6,000,000 issued and outstanding warrants (the “GM Warrants”) to purchase shares of Teletouch Common Stock. The GM Warrants will be exercisable beginning in December of 2005, terminating in December of 2010. In December of 2007 or earlier upon specific events, the holder of the GM Warrants may require the Company to redeem the warrants at $0.50 per warrant. Because of this mandatory redemption feature, the Company has recorded the estimated fair value of the GM Warrants as a long-term liability on its consolidated balance sheet, and will adjust the amount to reflect changes in the fair value of the warrants, including accretion in value due to the passage of time, with such changes charged or credited to interest expense.

Assuming that there is no acceleration of the warrants’ redemption feature prior to December 2007 or increase in the fair value of the warrants more than the redemption value, interest expense recorded due to accretion in value of the warrants will be as follows:

Interest Expense ($ in 000’s)
2006	$410
2007	$490

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

Redeemable Common Stock Payable: On January 29, 2004, Teletouch acquired substantially all of the two-way radio assets of DCAE, Inc. d/b/a Delta Communications, Inc. (“Delta”), and in conjunction, the Company deferred the issuance of 640,000 shares of Teletouch’s common stock subject to certain reductions specified in the asset purchase agreement between Teletouch and Delta that could not exceed 100,000 shares of common stock. This obligation was payable on February 15, 2005 at which time up to 640,000 restricted shares of common stock were to be issued in accordance with the purchase agreement. Due to certain negotiations with Delta regarding certain share reductions allowable under the purchase agreement, the Company did not issue any of these securities until March 2005. During March 2005, the Company and Delta agreed to a net number of shares to be issued of 580,000 shares of Teletouch common stock. Before the issuance of this common stock, Delta informed the Company of its intention to redeem 25% of these securities in accordance with the purchase agreement, therefore, in March 2005, the Company issued 435,000 shares of its common stock to Delta and a payment of $152,250 for the redemption of the remaining 145,000 shares of common stock that Delta was owed but chose to redeem. The table below recaps the shares issued to Delta:

Original shares per agreement	640,000
Less: negotiated share reduction	(60,000)

Net shares due to Delta	580,000
Less: 25% of shares redeemed in advance of issuance	(145,000)

Net shares issued to Delta in March 2005	435,000

The shares of common stock issued contain a put option allowing the holder to sell 25% of the remaining shares held each quarter, beginning May 31, 2005, back to the company at a specified price as follows:

Date in Which Stock Can be Put Back to Company	Put Price	Shares
May 31, 2005 - November 30, 2005	$1.05	251,485
December 1, 2005 - November 30, 2006	$1.10	183,515
December 1, 2006 - November 30, 2007	$1.15

		435,000

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

Common stock reserved: The following represents the shares of common stock to be issued on an “if-converted” basis at May 31, 2005. As discussed in Note 8 on November 7, 2002, the common shareholders approved the issuance 1,000,000 shares of Series C Preferred Stock initially convertible into 44,000,000 shares of common stock to TLL Partners and warrants to purchase 6,000,000 shares of common stock to GM Holdings to in exchange for the Series A Preferred Stock, Common Stock Purchase Warrants, and Series B Preferred Stock.

Common Stock Equivalents
(in thousands)
Series C Preferred Stock	44,000
Common Stock Purchase Warrants	6,000
1994 Stock Option and Stock Appreciation Rights Plan	850
2002 Stock Option and Stock Appreciation Rights Plan	1,100

51,950

NOTE 14 - STOCK OPTIONS

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

As of May 31, 2005, approximately 52,700 Non-Qualified Options and 1,047,500 Incentive Options or SARs are outstanding under the 2002 Plan and approximately 87,300 Non-Qualified Options and 763,000 Incentive Options or SARs are outstanding under the 1994 Plan.

Stock	option activity has been as follows:

	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price per Share
Options outstanding at May 31, 2002	742,322	$ 0.18 - $3.38	$0.45

Options granted to officers and management	241,167	$0.33 - $0.40	$0.35
Options granted to directors	12,664	$0.34 - $0.38	$0.37
Options forfeited	(14,330)	0.24	$0.24

Options outstanding at May 31, 2003	981,823	$0.18 - $3.38	$0.43

Options granted to officers and management	—	—	—
Options granted to directors	2,664	$0.89	$0.89
Options exercised	(35,500)	$0.24	$0.24
Options forfeited	(11,500)	$0.24	$0.24

Options outstanding at May 31, 2004	937,487	$0.18 - $3.38	$0.44

Options granted to officers and management	1,005,000	$0.38 - $0.55	$0.48
Options granted to directors	40,000	$0.73	$0.73
Options exercised	—	—	—
Options forfeited	(32,000)	$0.40 - $0.55	$0.54

Options outstanding at May 31, 2005	1,950,487	$0.18 - $3.38	$0.46

Exercisable at May 31, 2005	1,096,487		$0.46

Exercisable at May 31, 2004	786,590		$0.46

Exercisable at May 31, 2003	535,240		$0.54

Range of Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares Exercisable	Weighted Average Exercise Price
$0.18 - $0.24	295,663	$0.24	4.61	295,663	$0.24
$0.25 - $0.34	502,664	$0.30	6.79	502,664	$0.30
$0.35 - $0.55	1,057,500	$0.46	9.14	243,500	$0.52
$0.56 - $3.38	94,660	$2.01	5.63	54,660	$2.94

	1,950,487	$0.46	7.68	1,096,487	$0.46

Weighted-average fair value of options granted during 2005	$0.38

Weighted-average fair value of options granted during 2004	$0.89

Weighted-average fair value of options granted during 2003	$0.21

Weighted-average remaining contractual life	8.0 years

In December 1999, the Company reduced the exercise price of all outstanding employee and director owned stock options to $0.87, which was equal to the average of the closing price of the Company’s common stock for the 20-trading days prior to December 1, 1999. In November 2001, the Company reduced the exercise price of all outstanding employee and director owned stock options to $0.24, which was equal to the average of the closing price of the Company’s common stock for the 20-trading days prior to November 21, 2001. Compensation expense associated with these repriced options is being measured and recognized in accordance with the Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”. Based on the market value of Teletouch’s common stock and in accordance with Financial Accounting Standards Board Interpretation No. 44, a reduction of compensation expense of $53,000 was recorded in fiscal year 2005 and compensation expense of $68,000 and $11,000 was recorded in fiscal years 2004 and 2003, respectively. Additional compensation expense may be recorded in future periods based on fluctuations in the market value of the Company’s common stock.

NOTE 15 - RETIREMENT PLAN

Effective October 1995, Teletouch began sponsoring a defined contribution retirement plan covering substantially all of its employees. Employees who are at least 21 years of age are eligible to participate. Eligible employees may contribute up to a maximum of 16% of their earnings. The Company pays the administrative fees of the plan and began matching 75% of the first 6% of employees’ contributions in October 1998. On January 1, 2005, the Company changed to a Safe Harbor Matching Contribution Plan. The employee eligibility requirements remained unchanged. Under the Safe Harbor Matching Contribution Plan, the Company matches 100% of the employees’ contribution up to 3% of the employees’ compensation plus 50% of the employees’ contribution that is in excess of the 3% of the employees’ compensation but not in excess of 5% of the employees’ compensation. Contributions of approximately $185,000, $181,000 and $182,000 were made in fiscal years 2005, 2004 and 2003, respectively.

NOTE 16 – RELATED PARTY TRANSACTIONS

The Company had certain related party sales, purchases and incurred certain expenses during fiscal years ended May 31, 2005 and 2004 with Progressive Concepts, Inc. (PCI) a company controlled by Robert McMurrey, Teletouch’s Chairman, as follows:

(dollars in thousands)	Year Ended May 31, 2005	Year Ended May 31, 2004	Year Ended May 31, 2003
Revenues from PCI:
Pager sales	$1	$40	$295
Pager services and other	19	51	12

Total revenues from PCI	$20	$91	$307

Purchases from PCI:
Cellular phone equipment and services	$12	$15	$—
Other electronic equipment	3	1	228
Leasehold improvements	7	—	—

Total purchases from PCI	$22	$16	$228

Expenses with PCI:
Answering services	$360	$360	$270

On June 20, 2004, Teletouch assigned its interest in the Streamwaves Note to TLL Partners, an entity controlled by Robert McMurrey, Chairman of Teletouch. In consideration for the assignment of the Streamwaves Note, Teletouch received a reduction in its TLL Note (see Note 7) held with TLL Partners in the amount of $257,778.

NOTE 17 – ACQUISITIONS

On January 29, 2004, Teletouch acquired substantially all of the two-way radio assets of DCAE, Inc. d/b/a Delta Communications, Inc. (“Delta”), a corporation headquartered in Garland, Texas, which continues to operate the business providing Nextel cellular service in the Dallas / Fort Worth market. As part of the purchase, Teletouch acquired approximately 2,500 additional two-way radio subscribers and the logic trunked radio (“LTR”) infrastructure in the Dallas / Fort Worth market. This purchase allowed the Company to expand its LTR network to the Dallas / Fort Worth market which complements its existing East Texas coverages. The total purchase price for the assets of Delta was $1,537,000 which consisted of certain cash and equity consideration. The consideration paid or payable in cash consisted of a cash payment of $650,000, a cash payment to be made after one year of $22,000 (“Cash Holdback”) which was subject to certain adjustments, a promissory note payable in the amount of $60,000 (see “Binion Note” in Note 7), approximately $90,000 in other cash expenditures related to closing and the assumption of $135,000 in other liabilities from Delta. The equity consideration given was a note which was payable in 580,000 shares (after certain restrictions prior to issuance) of Teletouch’s common stock which was valued at $580,000, based on market price, on the date of closing (see “Redeemable Common Stock Payable” in Note 13). The acquisition was accounted for using the purchase method of accounting and the total purchase price was allocated as follows:

Purchase Price Allocation ($ in 000’s)
Property, plant and equipment	$161,000
Two-way radio subscriber bases	112,000
FCC licenses	104,000
Non-compete agreements	95,000
Radio and pager inventory	100,000
Accounts receivable	71,000
Goodwill	894,000

Total purchase price	$1,537,000

The results of operations of the acquisition, which are immaterial to the consolidated operations, are included with that of the Company from the date of closing.

On May 20, 2004, Teletouch acquired substantially all of the paging assets of Preferred Networks, Inc. (“PNI”), a corporation headquartered in Atlanta, Georgia. These assets were acquired out of bankruptcy and consisted of two distinct paging networks, one in the Southeast and one in the Northeast United States. The total purchase price for the assets of PNI was approximately $257,000. In a concurrent transaction, Teletouch sold the paging network and the associated paging subscribers in the Northeast for $155,000. Subsequent to May 31, 2005, the Company sold certain excess paging infrastructure equipment acquired from PNI for $55,000. The net result of the asset purchase and sale transactions by Teletouch involving the PNI assets was that Teletouch retained all of the paging infrastructure in the Southeast, primarily around Atlanta, Georgia and the associated 24,000 paging subscribers. The results of operations of the acquisitions, which are immaterial to the consolidated operations, are included with that of the Company from the date of closing.

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

NOTE 18 – SEGMENT INFORMATION

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

The following summarizes the Company’s financial results for each segment for fiscal years ended May 31, 2005, 2004 and 2003 (dollars in thousands)

	Year Ended May 31,
	2005	2004	2003
Service, rent and maintenance revenue
Paging	$17,974	$21,590	$26,383
Two Way	1,732	1,377	1,392
Other	216	225	154

Total service, rent and maintenance revenue	$19,922	$23,192	$27,929

Product sales revenue
Paging	$625	$931	$2,300
Two Way	3,780	2,110	1,649
Other	342	521	2,944

Total product sales revenue	$4,747	$3,562	$6,893

Operating revenue	$24,669	$26,754	$34,822

Reconciliation of adjusted EBITDA to net loss:

(dollars in thousands)	Year Ended May 31,
	2005	2004	2003
Adjusted EBITDA
Paging	$9,895	$15,075	$16,923
Two Way	672	82	188
Corporate Overhead	(8,751)	(10,960)	(11,341)
Other	(772)	(303)	702

Total adjusted EBITDA	$1,044	$3,894	$6,472

Less non-recurring and non-cash expenses:
Restructure expense	$2	$(105)	$2,284
Inventory reserve	—	—	137
Compensation Exp-Stock Options	(53)	67	11

	$(51)	$(38)	$2,432

Less:
Depreciation and amortization	$3,882	$3,726	$4,665
Impairment of goodwill	551	—	—
Loss (gain) on disposal of assets	355	372	253
Write off of equipment	—	—	810
Gain on extinguishment of debt	—	—	(510)
Gain on litigation settlement	—	—	(429)
Interest expense, net	432	357	384
Extraordinary Gain	—	(64)	—
Federal income tax	(673)	60	(372)

	$4,547	$4,451	$4,801

Net loss	$(3,452)	$(519)	$(761)

The Company measures accounts receivable, inventory and property, plant and equipment by segments. A component of corporate assets is cash in the amount of $1.3 million and $0.1 million as of May 31, 2005 and May 31, 2004, respectively. Also, included in corporate assets is related party accounts receivable, deferred income taxes, prepaid expenses and property, plant and equipment.

The Company’s assets by segment as of May 31, 2005 and May 31, 2004 are as follows (in thousands):

(dollars in thousands)	May 31, 2005	May 31, 2004
Assets
Paging	$5,388	$9,690
Two Way	2,365	2,701
Corporate	2,688	1,424
Other	394	933

Total Assets	$10,835	$14,748

Teletouch refers to adjusted EBITDA which is a non-GAAP financial measure. Adjusted EBITDA is not a measure of financial performance under GAAP and should not be considered as a substitute for or superior to other measures of financial performance reported in accordance with GAAP. Teletouch defines adjusted EBITDA as earnings before interest, taxes, depreciation, amortization and other certain non-recurring and non-cash expenses. Teletouch’s definition of adjusted EBITDA may differ from that of other companies.

NOTE 19 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended May 31, 2005 and 2004 are set forth below (in thousands except per share amounts):

	Three Months Ended
	August 31, 2004	November 30, 2004	February 29, 2005	May 31, 2005
Fiscal 2005
Service, rent, and maintenance revenue	$5,342	$5,094	$4,795	$4,691
Product sales revenue	1,103	1,279	1,073	1,292

Total operating revenues	6,445	6,373	5,868	5,983
Operating loss	(157)	(457)	(669)	(2,410)
Net loss	(222)	(364)	(537)	(2,329)
Net income applicable to common shareholders	$(222)	$(364)	$(537)	$(2,329)
Loss per share – basic	$(0.05)	$(0.08)	$(0.12)	$(0.48)
Loss per share – diluted	$(0.05)	$(0.08)	$(0.12)	$(0.48)

	Three Months Ended
	August 31, 2003	November 30, 2003	February 29, 2004	May 31, 2004
Fiscal 2004
Service, rent, and maintenance revenue	$6,177	$5,856	$5,783	$5,376
Product sales revenue	772	699	769	1,322

Total operating revenues	6,949	6,555	6,552	6,698
Operating income (loss)	255	52	(492)	19
Net income (loss)	104	(53)	(435)	(135)
Net income (loss) applicable to common shareholders (1)	$10	$(53)	$(435)	$(135)
Earnings (loss) per share – basic	$0.00	$(0.01)	$(0.10)	$(0.03)
Earnings (loss) per share – diluted	$0.00	$(0.01)	$(0.10)	$(0.03)

(1)	The sum of quarterly net income (loss) applicable to common shareholders may differ from the full-year amounts due participation rights of Series C Preferred Stock in undistributed earnings but not in losses.

NOTE 20 – SUBSEQUENT EVENTS

Sale of Businesses

On July 7, 2005, the Board of Directors of the Company (the “Board”) met and reviewed a proposal made by management to sell the Company’s core paging and two-way radio businesses to raise the necessary cash to acquire unidentified high growth businesses in the future. Prior to this meeting, management had obtained a draft letter of intent from a prospective buyer of the paging business which was presented to the Board at this meeting. After review of the information presented by management, which included the future business direction of the Company, its ability to continue to operate as a going concern and the estimated value of its paging and two-way radio business units, the Board met on July 10, 2005 and authorized the Company’s management to continue negotiations with the prospective buyer of the paging business. Additionally, the Board authorized the Company to solicit offers on the two-way radio business and considered J. Kernan Crotty’s, the President and CFO of the Company, offer to buy the Company’s two-way radio business. These and other matters are described below.

Sale of Paging Business

On August 22, 2005, the Company entered into an Asset Purchase Agreement (the “APA”) to sell substantially all of the assets and certain liabilities of its paging business to Teletouch Paging, LP, a newly formed limited partnership, wholly-owned by a private Fort Worth, Texas investment group, (the “Buyer”).

The assets included in the asset sale transaction include substantially all of the designated assets of the paging business (the “Acquired Assets”) with a net carrying value at May 31, 2005 of approximately $4.4 million.

The Buyer’s aggregate consideration for the Acquired Assets was originally contemplated to be approximately $5.25 million as of August 31, 2005 and will be payable as follows: (i) $4,000,000 less the cumulative cash flows attributable to the paging business from September 1, 2005 through the closing date to be payable in cash to the Company on the closing date, (ii) $1,200,000 non-interest bearing note payable to the Company due in 12 monthly payments of $100,000 each beginning the earlier of the date that Buyer has satisfied its obligations under its senior borrowings or August 31, 2007 and (iii) the assumption of approximately $50,000 notes payable related to vehicles being sold (collectively, the “Purchase Price”). Because the transaction is not expected to close before November 30, 2005, the consideration received by the Company for the sale will be reduced by an estimated $1.0 million which approximated the operating cash flow of the paging business from September 1, 2005 through November 30, 2005. Further delays in closing this transaction will reduce the purchase price by approximately $0.3 million per month. The $1.2 million promissory note payable to the Company will be secured by a lien on the assets subject to customary subordination provisions required by the Buyer’s senior lender. The Company has concluded that the collectibility of the $1.2 million note from the Buyer which is dependent on the future earnings of the paging business cannot be assured at this time. Therefore, in accordance with Staff Accounting Bulletin (“SAB”) Topic 5E, the Company has decided to defer the recording of the $1.2 million note until it is collected. Although the $1.2 million note is secured by the assets being sold, the Company believes that recording the note upon the closing of the transaction would not be proper and should be treated as contingent consideration paid for the paging business since the promissory note is subordinate to the Buyer’s senior lender and no payments can be made until the senior lender is paid in full, its repayment is dependent on the future cash flows of the newly formed Buyer and the paging business being sold has been declining for some time and its future cash flows are questionable.

The Purchase Price is subject to adjustment based on the Company’s net working capital, as defined in the APA, at closing and the value of any excess net working capital transferred will be paid to the Company by the Buyer within 45 days of closing. As of May 31, 2005, approximately $438,000 in excess working capital, as defined in the APA, is related to the paging business and would be transferred to the Buyer if the transaction were to have closed at that date. Because the levels of working capital change monthly, there is no way to estimate the balance that will exist as of closing and the working capital items listed below may not approximate the actual balances that will be transferred at closing.

The APA does not contemplate any termination or breakup fees or penalties. The APA also contains representations and warranties, indemnification and other provisions customary for agreements of this nature. Closing of the APA is contingent upon obtaining the approval of the Company’s shareholders as well as approvals from federal regulators and other customary closing conditions. The absence of these approvals at this stage presents transaction risks. The transaction is expected to close within ten days following the receipt of the required shareholder approval. The Company is preparing proxy solicitation materials in connection with a special meeting of the shareholders of the Company to be held to vote on this proposed asset sale transaction. However, the special meeting of the Company’s shareholders is not expected to occur before November 30, 2005 due to certain delays encountered in the filing of the Company’s Annual Report on Form 10-K for the year ended May 31, 2005 which delay, in turn, is causing a delay the Company’s filing of its proxy statement for this special meeting.

The parties to the APA have also entered into a Management Services Agreement (“MSA”), to facilitate a smooth transition of the paging business operations from Teletouch to the Buyer. In the MSA, the Buyer has the authority, on a limited basis consistent with the effective regulations of the FCC, to implement operational policies and to provide general management services with respect to the day-to-day operations of TLL’s paging operations, subject to reporting to and approval of the President of Teletouch and its Board. As its compensation for the management services provided under the MSA, the Buyer shall be entitled to a flat fee of $50,000 per month during the period before the closing date, payable in two equal installments per month, beginning September 2, and 16, 2005, respectively. The term of the MSA will be from September 1, 2005 to the earlier of: (i) the APA final closing date, or (ii) the termination of the APA.

Possible Sale of Two-Way Radio Business

As of the date of this filing, the Company has not identified a buyer for its two-way radio business. On July 22, 2005, the Company received a letter of intent from J. Kernan Crotty, President and CFO of Teletouch, to purchase the assets of the two-way radio business for $1.05 million, less an allowance for deferred revenue. The Board considered the terms and provisions of this offer. However, the letter of intent expired as of August 31, 2005 in accordance with its terms and provisions. No further action has been taken with regard to the letter of intent. Because of effort involved in completing the sale transaction of the Company’s paging business and the delays anticipated in closing that transaction, the Company has delayed its consideration of the offer on the two-way business. While the Company is continuing to solicit other offers in connection with the possible sale of its two-way radio business, it does not preclude the possibility of extending Mr. Crotty’s letter of intent. As of the date hereof, no such extension has been executed.

The net assets to be included in the asset sale transaction include substantially all of the designated assets and certain liabilities of the two-way radio business with a net carrying value at May 31, 2005 of approximately $1.4 million.

Redemption of Common Stock Purchase Warrants

On September 19, 2005 the Company received notice from the holders of 6,000,000 common stock warrants (the “GM Warrants”) of their intent to redeem these warrants upon the sale of the paging business. Under the terms of the GM Warrants, the holder may accelerate the redemption of the warrants upon the sale of substantially all of the Company’s assets. Under the initial terms of the GM Warrants, they could be redeemed at $0.50 per warrant, at the option of the holder in May 2007. The holders of the GM Warrants have claimed that the sale of the paging business represents substantially all of the Company’s assets. The Company is trying to negotiate with the holders of the GM Warrants an arrangement that will delay the redemption of these warrants until a later date.

If the Company is unsuccessful in negotiating a settlement or alternative arrangement with the holders of the GM Warrants and continues with the sale of the paging business, the Company may be obligated to redeem the GM Warrants for $3,000,000 shortly after the closing on the sale of the paging business. As of May 31, 2005, the Company has recorded this as a long-term liability at its fair value of $2,100,274. The GM Warrants are being accreted in value over time to their settlement value of $3,000,000 in May 2007 according to their original terms. If the Company is unsuccessful in negotiating a settlement or alternative arrangement with the holders of the GM Warrants and continues with the sale of the paging business, the Company will record a charge to net income equal to the difference in the carrying value of the GM Warrants at that date and $3,000,000 and this amount will be classified as a current liability to be paid after the closing on the sale of the paging business. Further, under rights included in the GM Warrants, the warrant holders may be permitted to vote separately as a class on matters involving the sale of substantially all of the assets of the Company. This right applies to the sale of the Company’s paging business (discussed above) and the approval of this transaction will be dependent on receiving an affirmative vote from the holders of the GM Warrants. See Note 13 to the Consolidated Financial Statements for additional information on the GM Warrants.

AMEX Listing Matters

On September 2, 2005, the American Stock Exchange (“AMEX”) notified the Company that as a result of the Company’s failure to file its Annual Report on Form 10-K for the fiscal year ended May 31, 2005 within the prescribed timeframe, the Company was not in compliance with the currency in public reporting continued listing requirement under the AMEX Company Guide.

Conversion of Series C Preferred Stock

On September 30, 2005, the Company received notice from TLL Partners, a company controlled by Robert McMurrey, Chairman of the Board, of its intent to convert all of its 1,000,000 shares Series C Preferred Stock into shares of common stock of the Company. Under the terms of the Series C Preferred Stock, each share of Series C Preferred Stock is convertible into 44 shares of common stock. The conversion of 1,000,000 shares of Series C Preferred Stock results in the issuance of 44,000,000 shares of common stock by the

Company. Prior to the conversion, 1,000,000 shares of Series C Preferred Stock were held of record by TLL Partners, Inc., a wholly-owned subsidiary of Progressive Concepts Communications Inc. (“PCCI”) (“TLL”). Mr. McMurrey is the controlling person of PCCI by virtue of his being its majority shareholder. At the Annual Meeting of the Company’s shareholders held on November 7, 2002, the shareholders voted to approve, among other things, the issuance by the Company of 1,000,000 shares of Series C Preferred Stock to TLL Partners, Inc. The terms of Series C Preferred Stock stated that the shares could not be exercised or converted into the common shares until May 15, 2005.

Upon receipt of the AMEX approval of the common stock issuance, on November 1, 2005 the Company issued 44,000,000 shares of its common stock to TLL Partners to redeem the outstanding 1,000,000 shares of Series C Preferred Stock,.

SCHEDULE II

TELETOUCH COMMUNICATIONS, INC.

Valuation and Qualifying Accounts and Reserves

(in thousands)

	Year Ended May 31
Allowance for Doubtful Accounts	2005	2004	2003
Balance at beginning of year	$180	$150	$238
Additions charged to income	91	182	400
Balances written off, net of recoveries	(165)	(152)	(488)

Balance at end of year	$106	$180	$150

	Year Ended May 31, 2005
Valuation Allowance for Inventory	2005	2004	2003
Balance at beginning of year	$421	$215	$377
Inventory reserves charged to expense	1,069	880	488
Inventory written off	(1,385)	(674)	(650)

Balance at end of year	$105	$421	$215

	Year Ended May 31,
Valuation Allowance for Deferred Taxes	2005	2004	2003

Balance at beginning of year	$—	$—	$—
Tax valuation charged to expense	621	—	—

Balance at end of year	$621	$—	$—

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2005.

TELETOUCH COMMUNICATIONS, INC.

By:	/s/ Thomas A. Hyde, Jr.
Thomas A. Hyde, Jr., Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas A. Hyde, Jr.	Chief Executive Officer	November 8, 2005

Thomas A. Hyde, Jr.

/s/ J. Kernan Crotty J. Kernan Crotty	President, Chief Financial Officer, principal executive officer and principal financial officer, Director	November 8, 2005

/s/ Clifford E. McFarland	Director	November 8, 2005

Clifford E. McFarland

/s/ Henry Y.L. Toh	Director	November 8, 2005

Henry Y.L. Toh

/s/ Marshall G. Webb	Director	November 8, 2005

Marshall G. Webb

/s/ Susan Stranahan Ciallella	Director	November 8, 2005

Susan Stranahan Ciallella

Index to Exhibits

The following exhibits are included with this report:

21	Subsidiaries

23.1	Consent of BDO Seidman, LLP

23.2	Consent of Ernst & Young, LLP

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)

32.1	Certification pursuant to 1350, Chapter 63, Title 18 of U.S. Code

32.2	Certification pursuant to 1350, Chapter 63, Title 18 of U.S. Code