Form 10-Q
period 2005-08-31
TELETOUCH COMMUNICATIONS INC
filed 2005-11-21
CIK 928659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2005

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

Common Stock, $.001 par value – 48,796,667 shares outstanding as of November 9, 2005

TELETOUCH COMMUNICATIONS, INC.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to Teletouch Communications, Inc. and its subsidiaries that are based on management’s beliefs as well as assumptions made by and information currently available to management. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to Teletouch Communications, Inc. or its management, are forward-looking statements. Although these statements are based upon assumptions management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including, but not limited to, those factors set forth below under the captions “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Additional Factors That Affect Our Business, Future Operating Results, and Financial Condition”. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the discussion under “Additional Factors That Affect Our Business, Future Operating Results, and Financial Condition”.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

	August 31, 2005	May 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,172	$1,283
Accounts receivable, net of allowance of $112 in fiscal 2006 and $106 in fiscal 2005	1,342	1,265
Inventories, net of reserve of $183 in fiscal 2006 and $105 in fiscal 2005	869	906
Current income tax receivable	652	689
Deferred income tax assets	77	52
Prepaid expenses and other current assets	302	247

Total Current Assets	4,414	4,442

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $15,846 in fiscal 2006 and $15,609 in fiscal 2005	5,102	5,660

GOODWILL	343	343

OTHER INTANGIBLE ASSETS:
Subscriber bases	226	226
FCC licenses	103	103
Non-compete agreements	95	95
Internally-developed software	149	149
Accumulated amortization	(296)	(269)

Total Other Intangible Assets	277	304

DEFERRED INCOME TAXES	98	86

TOTAL ASSETS	$10,234	$10,835

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

(unaudited)

(in thousands, except share data)

	August 31, 2005	May 31, 2005
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,090	$1,038
Accrued Expenses and other current liabilities	1,706	2,131
Current portion of long-term debt	86	74
Current portion of redeemable common stock payable	266	352
Current portion of unearned sale/leaseback profit	418	418
Deferred revenue	838	595

Total Current Liabilities	4,404	4,608

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	108	102
Redeemable common stock purchase warrants	2,196	2,100
Redeemable common stock payable, net of current portion	64	88
Unearned sale/leaseback profit, net of current portion	534	640

Total long-term liabilities	2,902	2,930

TOTAL LIABILITIES	7,306	7,538

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY :
Series A cumulative convertible preferred stock, $.001 par value, 15,000 shares authorized and 0 shares issued and outstanding in fiscal 2006 and fiscal 2005	—	—
Series B convertible preferred stock, $.001 par value, 411,457 shares authorized 0 shares issued and outstanding in fiscal 2006 and fiscal 2005	—	—
Series C convertible preferred stock, $.001 par value, 1,000,000 shares authorized, issued and outstanding in fiscal 2006 and fiscal 2005	1	1
Common stock, $.001 par value, 70,000,000 shares authorized and 5,416,189 shares issued in fiscal 2006 and fiscal 2005	5	5
Additional paid-in capital	31,977	31,915
Treasury Stock, 537,959 shares held in fiscal 2006 and 429,209 shares held in fiscal 2005	(185)	(185)
Accumulated deficit	(28,870)	(28,439)

Total Shareholders’ Equity	2,928	3,297

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,234	$10,835

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except shares and per share amounts)

	Three Months Ended August 31,
	2005	2004
Operating revenues:
Service, rent, and maintenance revenue	$4,579	$5,342
Product sales revenue	919	1,103

Total operating revenues	5,498	6,445

Operating expenses:
Cost of service, rent and maintenance (exclusive of depreciation and amortization included below)	2,651	2,782
Cost of products sold	673	998
Selling and general and administrative	1,730	1,971
Depreciation and amortization	761	905
Gain on disposal of assets	(1)	(54)

Total operating expenses	5,814	6,602

Operating loss	(316)	(157)

Interest expense, net	(115)	(103)

Loss before income tax benefit	(431)	(260)
Income tax expense benefit	—	(38)

Net loss	$(431)	$(222)

Basic and diluted loss per share	$(0.09)	$(0.05)

Denominator for basic and diluted loss per share - weighted average number of common shares outstanding	4,880,558	4,546,980

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended August 31,
	2005	2004
Operating Activities:
Net loss	$(431)	$(222)
Depreciation and amortization	761	905
Non-cash compensation expense	62	(42)
Non-cash interest expense	100	84
Provision for losses on accounts receivable	10	36
Provision for inventory obsolescence	46	230
Gain on disposal of assets	(1)	(54)
Amortization of unearned sale/leaseback profit	(106)	(106)
Deferred income taxes	(37)	(13)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(87)	120
Inventories	14	7
Prepaid expenses and other assets	(55)	(6)
Accounts payable	52	(422)
Accrued Expenses and other current liabilities	(388)	97
Deferred revenue	243	261

Net cash provided by operating activities	183	875

Investing Activities:
Capital expenditures, including pagers	(207)	(439)
Intangible assets	—	(3)
Proceeds from sale of assets	40	66

Net cash used for investing activities	(167)	(376)

Financing Activities:
Proceeds from borrowings	—	10
Payments on long-term debt and redeemable common stock	(127)	(6)

Net cash provided by (used) for financing activities	(127)	4

Net increase (decrease) in cash and cash equivalents	(111)	503
Cash and cash equivalents at beginning of period	1,283	72

Cash and cash equivalents at end of period	$1,172	$575

Supplemental Cash Flow Data:
Cash payments for interest	$15	$19

Non-Cash Transactions:
Purchase Price Adjustment-Delta Communications, Inc.	$—	$43

Exchange of Note Receivable for Note Payable	$—	$258

Transfer of pager inventory to fixed assets	$21	$141

Purchase of vehicles with bank financing	$31	$—

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of Teletouch Communications, Inc. and our wholly-owned subsidiaries (collectively, the “Company” or “Teletouch”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of financial position, results of operations and cash flows for the interim periods presented have been made. The results of operations for the three months ended August 31, 2005, are not necessarily indicative of the results to be expected for the full year.

Some information and footnote disclosures normally included in financial statements or notes thereto prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. We believe, however, that our disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Teletouch’s 2005 Annual Report on Form 10-K.

Financial Condition and Going Concern: As of August 31, 2005, the Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred net losses of $431,000 and $222,000 in the quarters ended August 31, 2005 and 2004, respectively as a result of continued declines in its paging revenues. As of August 31, 2005, the Company had a working capital surplus of only $10,000. The Company has sustained its operations primarily through continuous cost reductions. During 2005, the Company attempted to secure additional debt financing to fund a potential acquisition and provide additional working capital to the Company but was unable to do so due to the declining performance of the Company’s paging business. As a result of the continued deterioration of the Company’s financial position and its operating results, the Company now plans to sell substantially all of the assets of the Company (see Note 11 to the Consolidated Financial Statements). The sale of the Company’s core businesses, combined with additional financing, is expected to generate sufficient cash to enable the Company to acquire a profitable and growing business that would offset the embedded overhead costs of being a public company and return the Company to a state of profitability. There can be no assurance, however, that we will be successful in selling the assets related to the paging and two way businesses, or that we will be able to complete any additional debt or equity financing on favorable terms.

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

Reclassifications: Certain reclassifications were made to the prior period financial statements to conform to the current period financial statement presentation. These reclassifications did not have an impact on the Company’s previously reported financial position or net loss.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

For purposes of pro forma disclosures, the estimated fair value of stock options is amortized to expense over the options’ vesting period. Therefore, future pro forma compensation expense may be greater as additional options are granted. The Company’s pro forma information follows (in thousands):

	Three months ended August 31,
	2005	2004
Net loss applicable to common shareholders as reported	$(431)	$(222)
Plus stock-based employee compensation expense included in reported net loss, net of related tax effects	62	(27)
Less total stock-based employee compensation determined under fair-value-based method, net of related tax effects	(31)	(5)

Pro forma net loss	$(400)	$(254)

Loss per share - basic:
As reported	$(0.09)	$(0.05)

Pro forma	$(0.08)	$(0.06)

Loss per share - diluted:
As reported	$(0.09)	$(0.05)

Pro forma	$(0.08)	0.06

Loss Per Share: Basic earnings (loss) per share (“EPS”) is generally calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is generally calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding and potential shares outstanding. However, during the quarter, the Company had 1,000,000 shares of Series C Preferred Stock and 6,000,000 GM Warrants outstanding which were convertible into 44,000,000 and 6,000,000 shares of common stock, respectively. These securities are considered to be “Participating Securities” under Financial Accounting Standards No. 128 (“FAS 128”) for EPS calculations. Both the Series C Preferred Stock and the GM Warrants are considered participating securities because the common stock underlying these securities participates in dividends (if declared) at the same rate as the common shareholders. Emerging Issues Task Force (“EITF”) Topic 03-06 requires that Participating Securities be included in the computation of basic EPS using the two-class method, if the effect would be dilutive to EPS. Although these securities meet the definition of Participating Securities since they participate in dividends, in light of the losses and the fact that there is no contractual obligation for the security holders to share in losses of the Company, they have not been included in the basic and diluted earnings per share calculations.

At August 31, 2005 and 2004, the following securities were outstanding but were not included in the computation of diluted earnings per share due to their antidilutive effect (in thousands):

	August 31, 2005	August 31, 2004
Common stock options	1,879	1,442
Common stock purchase warrants	6,000	6,000
Series C Preferred Stock	44,000	44,000

	51,879	51,442

NOTE 3 – INVENTORY

The following table reflects the components of inventory (in thousands):

	August 31, 2005			May 31, 2005
	Cost	Reserve	Net Value	Cost	Reserve	Net Value
Pagers and parts	$370	$(52)	$318	$383	$(38)	$345
Two Way radios and parts	407	(18)	389	390	(16)	374
Telemetry devices and parts	275	(65)	210	238	(11)	227

Total inventory and specific reserves	$1,052	$(135)	$917	$1,011	$(65)	$946

General obsolescence reserve	—	(48)	(48)	—	(40)	(40)

Total inventory and reserves	$1,052	$(183)	$869	$1,011	$(105)	$906

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	August 31, 2005	May 31, 2005
Leased pagers and radios	$2,493	$2,671
Paging infrastructure	16,017	16,176
Buildings and improvements	386	386
Other equipment	2,052	2,036

	20,948	21,269
Accumulated depreciation	(15,846)	(15,609)

	$5,102	$5,660

Depreciation expense was $735,200 million and $875,600 million for the quarters ended August 31, 2005 and August 31, 2004, respectively.

Property, plant and equipment is recorded at cost. Depreciation is computed using the straight-line method. The following table contains the property, plant and equipment by estimated useful life, net of accumulated depreciation as of August 31, 2005 (in thousands):

	Less than 3 years	3 to 4 years	5 to 9 years	10 to 14 years	15 to 19 years	20 years	Total Net Value
Buildings	$—	$—	$—	$—	$4	$9	$13
LAN & Other Computers	—	207	28	—	—	—	235
Equipment	—	25	3	3	—	—	31
Furniture & Fixtures	—	31	—	25	—	—	56
Leasehold Improvements	74	2	1	—	—	—	77
Office Equipment	—	4	5	1	—	—	10
Paging Infrastructure	—	14	288	110	2,274	3	2,689
Vehicles	—	—	240	—	—	—	240
Pager Fleet	—	1,638	—	—	—	—	1,638
Radio Fleet	—	7	—	—	—	—	7
Assets Not In Service	106	—	—	—	—	—	106

	$180	$1,928	$565	$139	$2,278	$12	$5,102

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible Assets with Indefinite Lives: In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company performs an annual impairment test of goodwill. The changes in the carrying amount of intangible assets with indefinite lives for the year ended August 31, 2005 are as follows (in thousands):

Goodwill
Balance at May 31, 2004	$883
Purchase price adjustments related to acquisition in 2004 (see note 17)	11
Impairment charges in fourth quarter 2005	(551)

Balance at May 31, 2005	$343

Impairment charges in first quarter 2006	—

Balance at August 31, 2006	$343

The reported goodwill of the Company at August 31, 2005 and May 31, 2005 relates entirely to the two way radio segment and was purchased in the acquisition of the two way radio assets of Delta Communications and Electronics, Inc. which was completed in January 2004.

Intangible Assets with Definite Lives: The following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	August 31, 2005			May 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Business combinations:
Subscriber bases	$226	$(149)	$77	$226	$(143)	$83
FCC licenses	103	(18)	85	103	(15)	88
Non-compete agreements	95	(30)	65	95	(25)	70

	$424	$(197)	$227	$424	$(183)	$241
Internally developed assets:
Software	149	(99)	50	149	(86)	63

Balance at August and May 31, 2005	$573	$(296)	$277	$573	$(269)	$304

Amortization is computed using the straight-line method based on the following estimated useful lives:

Subscriber bases	1-5 years
FCC licenses	9 years
Non-competition agreements	5 years
Internally-developed software	3 years

The net carrying amount of intangible assets acquired in business combinations mainly relate to the purchase of the assets of Delta Communications in January 2004. The net carrying amount of intangibles internally developed relates to software to manage the Company’s telemetry data and customer reporting requirements.

Total amortization expense for the first three months ended August 31, 2005 and 2004 was approximately $26,000 and $29,000, respectively.

NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of (in thousands):

	August 31, 2005	May 31, 2005
Accrued payroll and other personnel expense	$612	$999
Accrued state and local taxes	286	221
Unvouchered accounts payable	647	589
Customer deposits payable	56	118
Other	105	204

Total	$1,706	$2,131

NOTE 7 – INCOME TAXES

Teletouch uses the liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences reverse.

Significant components of the Company’s deferred taxes as of August 31, 2005 and May 31, 2005 are as follows (in thousands):

	August 31, 2005	May 31, 2005
Current Deferred Tax Assets:
Accrued liabilities	$35	$32
Inventory reserves	26	—
Deferred revenue	40	39
Bad debt reserve	33	31

	134	102
Valuation Allowance	(50)	(32)

Net Current Deferred Tax Assets	84	70
Non-Current Deferred Tax Assets:
Unrecognized gain	324	360
Intangible assets	1,484	1,541

	1,808	1,901
Valuation Allowance	(680)	(589)

Net Non-Current Deferred Tax Assets	1,128	1,312

Deferred Tax Liabilities:
Current Deferred Tax Liabilities:
Other	7	18

Non-Current Deferred Tax Liabilities:
Depreciation methods	1,030	1,226

Net Current Deferred Tax Asset	$77	$52

Net Non-Current Deferred Tax Asset	$98	$86

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had certain related party sales, purchases and incurred certain expenses during the three months ended August 31, 2005 and August 31, 2004 with Progressive Concepts, Inc. (PCI) a company controlled by Robert McMurrey, Teletouch’s Chairman.

The Company primarily purchases call center services from PCI to support the Company’s existing answering service accounts within the paging segment of its business and to support a monitoring contract that the Company has with an unrelated telemetry provider. The call center services are $30,000 per month to support Teletouch’s current answering service accounts plus an additional monthly charge based on the call volume and number of subscribers being serviced related to the telemetry monitoring contract. The telemetry monitoring contract was executed by the Company during the first quarter of fiscal 2006. During the three months ended August 31, 2005, the Company incurred $141,000 in call center charges to PCI as compared to $90,000 in the same three months of the prior year.

NOTE 9 – SHAREHOLDERS’ EQUITY

Common Stock Purchase Warrants: At August 31, 2005, the Company has 6,000,000 issued and outstanding warrants (the “GM Warrants”) to purchase shares of Teletouch Common Stock. The GM Warrants will be exercisable beginning in December of 2005, terminating in December of 2010. In December of 2007 or earlier upon specific events, the holder of the GM Warrants may require the Company to redeem the warrants at $0.50 per warrant. Because of this mandatory redemption feature, the Company has recorded the estimated fair value of the GM Warrants as a long-term liability on its consolidated balance sheet, and will adjust the amount to reflect changes in the fair value of the warrants, including accretion in value due to the passage of time, with such changes charged or credited to interest expense.

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

The shares of common stock issued contain a put option allowing the holder to sell 25% of the remaining shares held each quarter back to the company at a specified price as follows:

Date in Which Stock Can be Put Back to Company	Put Price	Shares
September 1, 2005 - November 30, 2005	$1.05	142,735
December 1, 2005 - November 30, 2006	$1.10	183,515
December 1, 2006 - November 30, 2007	$1.15

		326,250

The following table provides a rollforward of the redeemable common stock held by Delta through August 31, 2005 (dollars in thousands):

	Shares	Redemption Value
Balance at May 31, 2005	435,000	$440
Less: Redemption of shares	(108,750)	(114)
Add: Accretion	—	4

Balance at August 31, 2005	326,250	$330

On September 29, 2005 Delta put back an additional 81,563 shares of its redeemable common stock at $1.05 per share receiving a cash payment of $85,641 from the Company.

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

Series C Preferred Stock: At August 31, 2005, 1,000,000 shares of Series C Preferred Stock with a par value of $0.001 are issued and outstanding.

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

NOTE 10 – SEGMENT INFORMATION

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

The following summarizes the Company’s financial results for each segment for the three months ended August 31, 2005 and August 31, 2004 (in thousands):

	Three Months Ended August 31,
	2005	2004
Service, rent and maintenance revenue
Paging	$4,047	$4,836
Two Way	489	472
Other	43	34

Total service, rent and maintenance revenue	$4,579	$5,342

Product sales revenue
Paging	$116	$188
Two Way	754	774
Other	49	141

Total product sales revenue	$919	$1,103

Operating revenue	$5,498	$6,445

Reconciliation of adjusted EBITDA to net income (loss):

	Three Months Ended August 31,
(dollars in thousands)	2005	2004
Adjusted EBITDA
Paging	$2,653	$2,649
Two Way	46	184
Corporate Overhead	(1,912)	(2,031)
Other	(280)	(160)

Total adjusted EBITDA	$507	$642

Less non-recurring and non-cash expenses:
Restructure expense	$1	$(10)
Compensation Exp-Stock Options	62	(42)

	$63	$(52)

Less:
Depreciation and amortization	$761	$905
Interest expense, net	115	103
Gain on disposal of assets	(1)	(54)
Federal income tax	—	(38)

	$875	$916

Net loss	$(431)	$(222)

The Company measures accounts receivable, inventory and property, plant and equipment by segments. A component of corporate assets is cash in the amount of $1.2 million and $1.3 million as of August 31, 2005 and May 31, 2005, respectively. Also, included in corporate assets is related party accounts receivable, deferred income taxes, prepaid expenses and property, plant and equipment.

The Company’s assets by segment as of August 31, 2005 and May 31, 2005 are as follows (in thousands):

	August 31, 2005	May 31, 2005
Assets
Paging	$4,929	$5,517
Two Way	2,632	2,520
Corporate	2,264	2,421
Other	409	377

Total Assets	$10,234	$10,835

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

NOTE 11 – SUBSEQUENT EVENTS

Sale of Businesses

On July 7, 2005, the Board of Directors of the Company (the “Board”) met and reviewed a proposal made by management to sell the Company’s core paging and two-way radio businesses to raise the necessary cash to acquire unidentified high growth businesses in the future. Prior to this meeting, management had obtained a draft letter of intent from a prospective buyer of the paging business, which was presented to the Board at this meeting. After review of the information presented by management, which included the future business direction of the Company, its ability to continue to operate as a going concern and the estimated value of its paging and two-way radio business units, the Board met on July 10, 2005 and authorized the Company’s management to continue negotiations with the prospective buyer of the paging business. Additionally, the Board authorized the Company to solicit offers on the two-way radio business and considered an offer from J. Kernan Crotty, the President and CFO of the Company, to buy the Company’s two-way radio business. These and other matters are described below.

Sale of Paging Business

On August 22, 2005, the Company entered into an Asset Purchase Agreement (the “APA”) to sell substantially all of the assets of its paging business to Teletouch Paging, LP, a newly formed limited partnership, wholly-owned by a private Fort Worth, Texas investment group, (the “Buyer”).

The assets included in the asset sale transaction include substantially all of the designated assets of the paging business (the “Acquired Assets”) with a net carrying value at August 31, 2005 of approximately $4.0 million.

The Buyer’s aggregate consideration for the Acquired Assets was originally contemplated to be approximately $5.25 million as of August 31, 2005 and will be payable as follows: (i) $4,000,000 less the cumulative cash flows attributable to the paging business from September 1, 2005 through the closing date to be payable in cash to the Company on the closing date, (ii) $1,200,000 non-interest bearing note payable to the Company due in 12 monthly payments of $100,000 each beginning the earlier of the date that Buyer has satisfied its obligations under its senior borrowings or August 31, 2007 and (iii) the assumption of approximately $50,000 notes payable related to vehicles being sold (collectively, the “Purchase Price”). Because the transaction is not expected to close before January 16, 2006, the consideration received by the Company for the sale will be reduced by an estimated $2.0 million which approximated the operating cash flow of the paging business from September 1, 2005 through January 16, 2006. Further delays in closing this transaction will reduce the purchase price by approximately $0.4 million per month. The $1.2 million promissory note payable to the Company will be secured by a lien on the assets subject to customary subordination provisions required by the Buyer’s senior lender. The Company has concluded that the collectibility of the $1.2 million note from the Buyer which is dependent on the future earnings of the paging business cannot be assured at this time. Therefore, in accordance with Staff Accounting Bulletin (“SAB”) Topic 5E, the Company has decided to defer the gain on the transaction and record the $1.2 million note as it is paid. Although the $1.2 million note is secured by the assets being sold, the Company believes that recording the note upon the closing of the transaction would not be proper and should be treated as contingent consideration paid for the paging business since the promissory note is subordinate to the Buyer’s senior lender and no payments can be made until the senior lender is paid in full, its repayment is dependent on the future cash flows of the newly formed Buyer and the paging business being sold has been declining for some time and its future cash flows are questionable.

The Purchase Price is subject to adjustment based on the Company’s net working capital, as defined in the APA, at closing and the value of any excess net working capital transferred will be paid to the

Company by the Buyer within 45 days of closing. As of August 31, 2005, approximately $81,000 in excess working capital, as defined in the APA, is related to the paging business and would be transferred to the Buyer if the transaction were to have closed at that date. Because the levels of working capital change monthly, there is no way to estimate the balance that will exist as of closing.

The APA does not contemplate any termination or breakup fees or penalties. The APA also contains representations and warranties, indemnification and other provisions customary for agreements of this nature. Closing of the APA is contingent upon obtaining the approval of the Company’s shareholders as well as approvals from federal regulators and other customary closing conditions. The absence of these approvals at this stage presents transaction risks. The transaction is expected to close within ten days following the receipt of the required shareholder approval. The Company is preparing proxy solicitation materials in connection with a special meeting of the shareholders of the Company to be held to vote on this proposed asset sale transaction. However, the special meeting of the Company’s shareholders is not expected to occur before November 30, 2005 due to certain delays encountered in the filing of the Company’s Annual Report on Form 10-K for the year ended May 31, 2005 which delay, in turn, is causing a delay in the Company’s filing of its proxy statement for this special meeting.

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

Possible Sale of Two-Way Radio Business

As of the date of this filing, the Company has not identified a buyer for its two-way radio business. On July 22, 2005, the Company received a letter of intent from J. Kernan Crotty, President and CFO of Teletouch, to purchase the assets of the two-way radio business for $1.05 million less an allowance for deferred revenue. The Board considered the terms and provisions of this offer. However, the letter of intent expired as of August 31, 2005 in accordance with its terms and provisions. No further action has been taken with regard to the letter of intent. Because of the effort involved in completing the sale transaction of the Company’s paging business and the delays anticipated in closing that transaction, the Company has delayed its consideration of the offer on the two-way business. While the Company is continuing to solicit other offers in connection with the possible sale of its two-way radio business, it does not preclude the possibility of extending Mr. Crotty’s letter of intent. As of the date hereof, no such extension has been executed.

The assets to be included in the asset sale transaction include substantially all of the designated assets of the two-way radio business with a net carrying value at August 31, 2005 of approximately $1.0 million.

Redemption of Common Stock Purchase Warrants

On September 19, 2005 the Company received notice from the holders of 6,000,000 common stock warrants (the “GM Warrants”) of their intent to redeem these warrants upon the sale of the paging business. Under the terms of the GM Warrants, the holder may accelerate the redemption of the warrants upon the sale of substantially all of the Company’s assets. Under the initial terms of the GM Warrants, they could be redeemed at $0.50 per warrant, at the option of the holder in May 2007. The holders of the GM Warrants have claimed that the sale of the paging business represents substantially all of the Company’s assets. The

Company is trying to negotiate a reduction in the amount due to the Warrant Holders upon the closing of the sale transaction and believes if it is unsuccessful in reaching terms on this obligation the warrant holders may vote against the sale of the paging business.

If the Company is unsuccessful in negotiating a settlement or alternative arrangement with the holders of the GM Warrants and continues with the sale of the paging business, the Company may be obligated to redeem the GM Warrants for $3,000,000 shortly after the closing on the sale of the paging business. As of August 31, 2005, the Company has recorded this as a long-term liability at its fair value of $2,195,995. The GM Warrants are being accreted in value over time to their settlement value of $3,000,000 in May 2007 according to their original terms. If the Company is unsuccessful in negotiating a settlement or alternative arrangement with the holders of the GM Warrants and continues with the sale of the paging business, the Company will record a charge to net income equal to the difference in the carrying value of the GM Warrants at that date and $3,000,000 and this amount will be classified as a current liability which may be paid after the closing on the sale of the paging business. Further, under rights included in the GM Warrants, the warrant holders may be permitted to vote separately as a class on matters involving the sale of substantially all of the assets of the Company. This right applies to the sale of the Company’s paging business (discussed above) and the approval of this transaction may be dependent on receiving an affirmative vote from the holders of the GM Warrants.

AMEX Listing Matters

On September 2, 2005, the American Stock Exchange (“AMEX”) notified the Company that as a result of the Company’s failure to file its Annual Report on Form 10-K for the fiscal year ended May 31, 2005 within the prescribed timeframe, the Company was not in compliance with the currency in public reporting continued listing requirement under the AMEX Company Guide. On November 8, 2005, the Company filed its Annual Report on Form 10-K but by that date it had become delinquent on its filing of this Form 10-Q. The filing of this Form 10-Q, restores the Company’s compliance with the AMEX currency requirements.

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

Upon receipt of the AMEX approval of the common stock issuance, on November 1, 2005 the Company issued 44,000,000 shares of its common stock to TLL Partners to redeem the outstanding 1,000,000 shares of Series C Preferred Stock.

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

Teletouch is a leading provider of wireless telecommunications services, primarily paging services, in non-major metropolitan areas and communities in the southeast United States. For the first quarter ending August 31, 2005, the Company had total revenues of $5.5 million as compared to $6.4 million for the first quarter ending August 31, 2004. As of August 31, 2005, the Company had approximately 131,700 pagers in service as compared to 179,200 pagers in service at August 31, 2004. Teletouch has experienced a substantial decline in the paging business over the last several years and expects that net subscriber deletions will continue as the demand for one way paging continues to decline. The Company derives the majority of its revenues from fixed, periodic fees, not dependent on usage, charged to subscribers for paging services. As long as a subscriber remains on service, operating results benefit from the recurring payments of the fixed, periodic fees without incurring additional selling expenses or other fixed costs.

Proposed Sale of Paging and Two Way Radio Businesses

On July 7, 2005, the Board of Directors of the Company (the “Board”) met and reviewed a proposal made by management to sell the Company’s core paging and two-way radio businesses to raise the necessary cash to acquire unidentified high growth businesses in the future. Prior to this meeting, management had obtained a draft letter of intent from a prospective buyer of the paging business which was presented to the Board at this meeting. After review of the information presented by management, which included the future business direction of the Company, its ability to continue to operate as a going concern and the estimated value of its paging and two-way radio business units, the Board met on July 10, 2005 and authorized the Company’s management to continue negotiations with the prospective buyer of the paging business. Additionally, the Board authorized the Company to solicit offers on the two-way radio business and considered an offer from J. Kernan Crotty, the President and CFO of the Company, to buy the Company’s two-way radio business. These and other matters are described below.

On August 22, 2005 the Company entered into an Asset Purchase Agreement dated as of August 22, 2005 to sell substantially all of the assets of its paging business to Teletouch Paging, LP (“Buyer”), a newly formed and non-affiliated limited partnership, wholly-owned by a private Fort Worth, Texas investment group. The transaction is expected to close approximately ten days after shareholder approval is obtained. The Buyer’s aggregate consideration for the Acquired Assets was originally contemplated to be approximately $5.25 million as of August 31, 2005 and will be payable as follows: (i) $4,000,000 less the cumulative cash flows attributable to the paging business from September 1, 2005 through the closing date to be payable in cash to the Company on the closing date, (ii) $1,200,000 non-interest bearing note payable to the Company due in 12 monthly payments of $100,000 each beginning the earlier of the date that Buyer has satisfied its obligations under its senior borrowings or August 31, 2007 and (iii) the assumption of approximately $50,000 notes payable related to vehicles being sold (collectively, the “Purchase Price”). Because the transaction is not expected to close before January 15, 2006, the consideration received by the Company for the sale will be reduced by an estimated $2.0 million which approximates the operating cash flow of the paging business from September 1, 2005 through January 15, 2006. Further delays in closing this transaction will reduce the purchase price by approximately $0.4 million per month. The $1.2 million promissory note payable to the Company will be secured by a lien on the assets subject to customary subordination provisions required by the Buyer’s senior lender. The Purchase Price is subject to adjustment based on the Company’s net working capital, as defined in the APA, at closing and the value of any excess net working capital transferred will be paid to the Company by the Buyer within 45 days of closing.

As a result of certain rights contained in 6,000,000 redeemable common stock warrants issued by the Company as part of its debt and equity restructuring in 2002, the holders of these warrants (“Warrant Holders”) may have a right to vote separately as a class on the sale of the paging business since these rights are triggered upon a sale of “substantially all of the assets of the Company”, as defined in the warrant agreement. Further, on September 19, 2005, the Warrant Holders notified the Company of their intent to accelerate the redemption of the warrants based on the same trigger event that may allow them voting rights causing the $3,000,000 redemption value to become due and payable upon the closing of this sale. Under the basic terms of the warrant agreement the redeemable common stock warrants could not be redeemed until December 2007. The Company is currently negotiating for a reduction in the amount due to the Warrant Holders upon the closing of the sale transaction and believes if it is unsuccessful in reaching terms on this obligation the warrant holders may vote against the sale of the paging business and block this transaction. Robert M. McMurrey, Chairman of Teletouch and controlling person of TLL Partners LLC, an entity that owns approximately 89.2% of the outstanding common stock of Teletouch as of the date hereof, has agreed to vote in favor of the transaction unless an agreement cannot be reached with the Company’s warrant holders which reduces the amount payable as a result of the acceleration of the redemption feature of the warrants. The transaction is expected to close within ten days following the receipt of the required shareholder approval. The Company is preparing proxy solicitation materials in connection with a special meeting of the shareholders of the Company to be held to vote on this proposed asset sale transaction.

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

The proposed sales of these business units represent substantially all of the assets and operations of Teletouch Communications, Inc. The proceeds expected from these sale transactions are planned to be used to acquire a growth business for the Company. The Company has identified and is in negotiations with a number of target companies available for acquisition. The Company plans to remain in the telemetry business after the sale transactions are complete although the current telemetry business will be restructured and is planned for integration with one of the companies targeted for acquisition. Readers of this Form 10-Q should consider these proposed transactions and their impact on the Company as it is presented in this filing.

2006 Business Strategy

As discussed above, it will become necessary for the Company to exit its core paging and two way radio businesses in 2006 in order to continue to generate sufficient cash flow going forward. This decision was made by the Company’s Board of directors in July 2005 and, as discussed above, the Company has located a buyer for its paging business. The Company has struggled for the past several years to minimize the costs of operating its paging business in a time of declining revenues. With paging revenues expected to continue declining for the foreseeable future and a relatively fixed cost structure of maintaining the paging network and infrastructure, it has become increasingly difficult to maintain a positive cash flow from the paging business. The two way radio business has had some limited revenue growth over the past year due to homeland security grants being made available to local public safety entities to upgrade their communications systems. We believe these revenue opportunities will extend for the next two years at which time many of these customers utilizing homeland security grant monies today will have limited needs for replacement or upgrades of their radio systems in future years which will result in a decline in revenues for Teletouch. The two way radio business also operates a radio system on which it sells subscription services. This business has been declining over the past year as customers migrate to newer technologies including cellular telephones. The Company does not believe the two way radio business is a growth business, although it has been a stable business for the Company for many years.

Three years ago, the Company recognized the trends in its core businesses and began to develop a telemetry business. To date revenues from the telemetry business have been insignificant. The market for telemetry products is large and relatively new but continued technical issues with our telemetry products have prohibited the Company from growing this business. In October 2005 the Company decided to restructure its telemetry operations by the end of November 2005. This restructuring will result in changes to the existing telemetry product lines and disposition of certain assets related to the business, however, the Company will retain ownership of all intellectual property related to this business. The Company will be attempting to sell part of its telemetry customer base that uses products that the Company no longer plans to support as well as dispose of certain finished goods inventory and fixed assets not directly utilized in supporting the intellectual property or the ongoing product lines. The sale of these assets is planned to occur immediately following the restructuring of the telemetry sales and support functions anticipated late November 2005.

After selling the paging and two way radio business units, the Company plans to acquire one or more growth companies and integrate them into the existing infrastructure at Teletouch. The Company believes that the sale of its core businesses is necessary at this point while there is still value in these businesses and has currently identified and is in negotiations with several target companies for acquisition. In the interim period after the sale and through the time a new company is acquired, Teletouch will continue to operate as a publicly traded company and restructure its existing telemetry business to reduce the losses being generated by this business. The Company anticipates integrating its ongoing telemetry operations with one of the potential acquisition targets. Most of the efforts over the coming months will focus on minimizing expenses of the remaining operations while securing additional financing to complete an acquisition.

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

Cost of products sold consists of the net book value of items sold from the Company’s product lines which are pager, radio and telemetry equipment and their related accessories and expenses and write-downs of equipment and accessory inventory for shrinkage and obsolescence. We recognize cost of products sold, other than costs related to write-downs of equipment and accessory inventory due to shrinkage and obsolescence, when title passes to the customer.

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

Service, Rent and Maintenance Revenue and Cost of Service, Rent and Maintenance for the Three Months ended August 31, 2005 and August 31, 2004

					Change from Previous Year
	August 31, 2005	% of Oper Rev	August 31, 2004	% of Oper Rev
(dollars in thousands)					Dollars	%
Service, rent, and maintenance revenue
Paging	$4,047	74%	$4,836	75%	$(789)	-16%
Two way radio	489	9%	472	7%	17	4%
Telemetry	43	1%	34	1%	9	26%

Service, rent, and maintenance revenue	$4,579	83%	$5,342	83%	$(763)	-14%

Service, Rent and Maintenance Revenue Discussion for the Three Months Ended August 31, 2005 and August 31, 2004

The 16% decline in paging service revenue for the three months ended August 31, 2005 resulted primarily from fewer pagers in service. Pagers in service decreased to approximately 131,700 as of August 31, 2005 as compared to approximately 179,200 as of August 31, 2004, due to a continuing decline in the demand for one-way paging service and the completion of the sale of approximately 15,000 subscribers in the Georgia market to Satellink Communications, Inc. in July, 2005. Paging subscriber loss rates as a percentage of total paging subscribers has remained flat from year to year, however, as the subscriber base continues to shrink the impact on revenues of these subscriber losses continues to decline. Teletouch anticipates that the demand for one way paging services will continue to decline for the foreseeable future, which will result in reductions in service, rent and maintenance revenues due to the lower volume of subscribers.

The 26% increase in telemetry service revenue for the three months ended August 31, 2005 is primarily due to the Company beginning to recognize limited sales success in the VisionTrax™ product line as a result of the resolution of many of the technical issues experienced with these products in the prior year. A portion of the increase is also attributable to the Company introducing three new telemetry product lines in the last quarter of Fiscal 2005. The primary source of revenue during the quarter ended August 31, 2005 was from services provided for the VisionTrax™ product which is used to track trailers and rail cars as well as other mobile assets.

Cost of Service, Rent and Maintenance for the Three Months Ended August 31, 2005 and August 31, 2004

Cost of service, rent and maintenance expense consist of the following significant expense items:

(dollars in thousands)	August 31, 2005	August 31, 2004	Change from Previous Year
Cost of service, rent and maintenance
Tower lease expense	$665	$733	$(68)
Third party airtime and network telco costs	685	765	(80)
Salaries and other personnel expense	1,001	976	25
Office expense	162	217	(55)
Other expenses	138	91	47

Total cost of service, rent and maintenance	$2,651	$2,782	$(131)

Explanations for changes in expenses greater than 50,000 are provided below:

Cost of Service, Rent and Maintenance Discussion for the Three Months Ended August 31, 2005 and August 31, 2004

•	The decrease in tower lease expense for the three months ended August 31, 2005 is primarily due to the sale of the PNI paging network in July 2005 which resulted in a reduction of tower leases compared with the same period from the prior year.

•	The decrease in third party airtime and network telco costs for the three months ended August 31, 2005 is due to the continued decline in the paging subscriber base as well as a reduction in paging subscribers with coverage on other affiliate’s paging network.

•	A decrease in office expense is attributable to a reduction in the number of service centers and two way locations combined with office re-locations which resulted in lower lease payments. The Company had 17 paging service center locations and 5 two way locations as of August 31, 2005, as compared to 20 paging service center locations and 6 two way locations as of August 31, 2004.

Sales Revenue and Cost of Products Sold for the Three Months ended August 31, 2005 and August 31, 2004

					Change from Previous Year
	August 31, 2005	% of Oper Rev	August 31, 2004	% of Oper Rev
(dollars in thousands)					Dollars	%
Product Sales Revenue
Pagers and accessories	$116	2%	$188	3%	$(72)	-38%
Two way radios and parts	754	14%	774	12%	(20)	-3%
Telemetry devices and accessories	35	1%	106	2%	(71)	-67%
Other	14	0%	35	1%	(21)	-60%

Total product sales revenue	$919	17%	$1,103	17%	$(184)	-17%

Cost of products sold	$673	12%	$998	15%	$(325)	-33%

Sales Revenue and Cost of Products Sold Discussion for the Three Months Ended August 31, 2005 and August 31, 2004

Product sales revenue:

The 38% decrease in paging sales revenue for the three months ended August 31, 2005 is attributable primarily to a continuing decline in the paging subscriber base particularly within the wholesale distribution channel which has historically accounted for the largest percentage of the pager equipment sales while the business customers primarily lease their paging equipment from the Company.

The 67% decrease in telemetry sales revenue is primarily due to the discontinuation of the fixed application product line in fiscal 2005. The fixed application telemetry devices had relatively high sales prices with low margins but were sold to generate the related recurring revenues. The Company’s decision to exit this product line was primarily due to the ongoing service issues with the products and the inability to generate higher profit margins on the sales due to the competitive market.

Cost of products sold:

The 33% decrease in cost of products sold for the three months ended August 31, 2005 is largely due to the decrease in inventory obsolescence expense as well as a decline in product sales. Inventory obsolescence expense was $46,000 for the three months ended August 31, 2005 as compared to $230,000 for the three months ended August 31, 2004. The inventory write-offs in the first quarter of fiscal 2005 were related to slow moving paging inventory and identifying obsolete two way radio and cellular inventory. A portion of the write offs were attributable to the impairment of the majority of the fixed monitoring telemetry devices in stock after the Company made a decision to withdraw from this product line. The inventory obsolescence expense for the three months ended August 31, 2005 is primarily due to the impairment of the aging VisionTrax™ and Panther product line.

Selling and General and Administrative Expenses for the Three Months ended August 31, 2005 and August 31, 2004

Selling and general and administrative expenses consist of the following significant expense items:

(dollars in thousands)	August 31, 2005	August 31, 2004	Change from Previous Year
Selling and general and administrative expenses
Salaries and other personnel expenses	$941	$1,062	$(121)
Office expense	67	95	(28)
Advertising expense	18	46	(28)
Professional fees	186	234	(48)
Taxes and Licenses fees	105	163	(58)
Stock-based compensation expense	62	(42)	104
Other expenses	351	413	(62)

Total selling, general, and administrative expenses	$1,730	$1,971	$(241)

Explanations for changes in expenses greater than $50,000 are provided below:

Selling and General and Administrative Expenses Discussion for the Three Months Ended August 31, 2005 and August 31, 2004

•	The decrease in salaries and other personnel expense for the three months ended August 31, 2005 is due to a reduction in the number of selling and general and administrative employees, 28 employees as of August 31, 2005 as compared to 57 employees as of August 31, 2004. A portion of the decrease in personnel expenses is attributable to a reduction in management bonus expense expected for 2006.

•	The decrease in taxes and licenses fees for the first three months ended August 31, 2005 compared with the same period from the prior year is primarily due to a $42,300 franchise tax refund accrual due to a Tennessee franchise tax overpayment. The decrease is also attributable to a reduction in ad valorem taxes from lower inventory levels and a reduced number of fixed assets. The decrease in taxes is partially offset by a $ 50,000 estimated sales tax liability in the first quarter of fiscal 2006 due to a Texas sales tax audit.

•	The increase in stock-based compensation expense is attributable to an increase in the market price of the Company’s stock for the three months ended August 31, 2005 when compared to the same period from the prior year.

•	The decrease in other expenses for the three months ended August 31, 2005 as compared to August 31, 2004 is attributable to fewer bank and credit card charges due to reduced number of bank accounts as well as a reduction in bad debt due to greater collection efforts. The decrease is also attributable to lower non-personnel insurance premiums.

Other Operating Expenses for the Three Months Ended August 31, 2005 and August 31, 2004

(dollars in thousands)	August 31, 2005	August 31, 2004	Change from Previous Year
Depreciation and amortization	$761	$905	$(144)
Gain on sale of assets	(1)	(54)	53

Total other operating expenses	$760	$851	$(91)

Other Operating Expenses Discussion for the Three Months Ended August 31, 2005 and August 31, 2004

Depreciation and amortization: The decline in depreciation and amortization expense is due the continued effort of the Company to purchase equipment only as necessary to maintain the paging infrastructure and an adequate supply of pagers to lease to customers as well as the aging of the existing capital assets.

Gain on sale of assets: The Company recorded a gain of $25,000 on the sale of its network assets in Georgia to Satellink Communications, Inc. in July 2005. This gain was offset by losses on other paging network assets abandoned during the first quarter of fiscal 2006 due to the Company’s efforts to streamline its network and reduce costs. During the first quarter of fiscal 2005, the Company recognized a gain on the sales of excess network equipment it had purchased from Preferred Networks, Inc. in May 2005.

Interest Expense, Net of Interest Income for the Three Months Ended August 31, 2005 and August 31, 2004

Interest expense, net of interest income primarily consists of the accretion of the redeemable common stock purchase warrants and common stock payable, accrued interest related to a Texas sales tax audit and the interest related to various automobile notes.

Income Tax Expense (Benefit) for the Three Months Ended August 31, 2005 and August 31, 2004

The effective benefit tax rate was 25% prior to a valuation allowance of approximately $109,000 recorded against deferred tax assets resulting in tax expense of $0 for the three months ended August 31, 2005. For the three months ended August 31, 2004, the Company’s effective tax benefit rate was 15%. The difference in the effective benefit rate and the statutory rate is due primarily to interest expense related to the redeemable common stock warrants being non-deductible for tax purposes.

FINANCIAL CONDITION

(dollars in thousands)	August 31, 2005	August 31, 2004	Change
Cash provided by operating activities	$183	$875	$(692)
Cash used in investing activities	(167)	(376)	209
Cash used in financing activities	(127)	4	(131)

Net increase (decrease) in cash	$(111)	$503	$(614)

Operating Activities

Teletouch’s cash balance was $1.2 million as of August 31, 2005 as compared to $1.3 million at May 31, 2005. The decrease in cash provided by operations during the three months ended August 31, 2005 over the same period in the prior year is primarily due to a $789,000 reduction in paging service revenues because of the continuing decline in paging subscribers which contributed to the $272,000 increased net loss as compared to the same quarter in the prior year and the payment of approximately $531,000 in previously accrued management bonuses related to fiscal 2005. The decrease in cash provided by operations is also due to an increase in accounts receivable by a net amount of $207,000 during the three months ended August 31, 2005 over the same period in the prior year.

Investing Activities

Cash used by investing activities decreased during the three months ended August 31, 2005 as compared to the same period in the prior year due to a $201,000 reduction in capital expenditures, primarily related to leased pagers.

Teletouch’s operations require capital investment to purchase inventory for lease to customers and to acquire paging infrastructure equipment to support the Company’s existing subscribers. Net capital expenditures, including pagers, were $238,000 and $439,000 for the first three months of fiscal years 2006 and 2005, respectively. Teletouch anticipates capital expenditures to continue to decline during the remainder of fiscal 2006 due primarily to the continuing decline in the number of leased pagers in service, which will result in total capital expenditures declining as compared to fiscal 2005. Additionally, the Company plans to replace only necessary equipment to maintain the paging infrastructure. If the sale of the paging business discussed above does not occur, Teletouch expects to pay for these expenditures with cash generated from operations.

Financing Activities

The increase in cash used by financing activities for the three months ended August 31, 2005 as compared to the same period in the prior year was primarily due to the $114,000 payment for the redeemable common stock payable in the first quarter of fiscal 2006.

Current Position/Future Requirements

In order for the Company to continue to generate sufficient cash flow going forward, it will become necessary to exit its core paging and two way radio businesses in 2006. This decision was made by the Company’s Board of directors in July 2005 and the Company has located a buyer for its paging business. The Company has struggled for the past several years to minimize the costs of operating its paging business in a time of declining revenues. With paging revenues expected to continue declining for the foreseeable future and a relatively fixed cost structure of maintaining the paging network and infrastructure, it has become increasingly difficult to project being able to maintain a positive cash flow from the paging business. The two way radio business has had some limited revenue growth over the past year due to homeland security grants being made available to local public safety entities to upgrade their communications systems. We believe these revenue opportunities will extend for the next two years at which time many of these customers utilizing homeland security grant monies today will have limited needs for replacement or upgrades of their radio systems in future years which will result in a decline in revenues for Teletouch. The two way radio business also operates a radio system on which it sells subscription services. This business has been declining over the past year as customers migrate to newer technologies including cellular telephones. The Company does not believe the two way radio business is a growth business, although it has been a stable business for the Company for many years. Three years ago, the Company recognized the trends in its core businesses and began to develop a telemetry business. To date revenues from the telemetry business have been insignificant. The market for telemetry products is large and relatively new but continued technical issues with our telemetry products have prohibited the Company from growing this business.

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

As of August 31, 2005, the Company has no borrowings outstanding under its $2.2 million promissory note with TLL Partners. Any borrowings under this arrangement are subject to the approval of the PCCI Board of Directors and availability of funds. TLL Partners is a wholly owned subsidiary of PCCI. The Company has had limited borrowings under this agreement in the past and has been given no assurances from TLL Partners or PCCI that the necessary approval would be given by the PCCI Board of Directors to fund any future operating or capital needs of Teletouch. The Company’s management does not anticipate that the necessary approvals would be granted by the PCCI Board of Directors; therefore, it is operating under the assumption that there are no available borrowings under this agreement.

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

Going Concern Matters

Based on current and anticipated levels of operations, the Company’s management anticipates that net cash provided by the sale of the paging and two way businesses, if the Company is successful in closing these sales, together with the $1.2 million of cash on hand will be adequate to meet its anticipated cash requirements for the next twelve months although additional financing will likely be necessary to complete any acquisitions during this period. During the next twelve months, management estimates that it will need approximately $2.2 million to maintain the administrative and corporate functions of the Company and between $1.0 million and $1.5 million to settle its obligations under its redeemable common stock warrants if the Company is successful in closing on the sale of its paging business and the warrant holders are successful in accelerating their redemption rights. There can be no assurance, however, that we will be successful in selling the assets related to the paging and two way businesses or that we will be able to secure the necessary shareholder approvals of these proposed transactions. Further, there can be no assurance that the Company will be able to complete any additional debt or equity financing on favorable terms. If these sale transactions are unsuccessful, there is substantial doubt about the Company’s ability to continue as a going concern.

As of August 31, 2005, the Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred net losses of $431,000 and $222,000 in the quarters ended August 31, 2005 and 2004, respectively as a result of continued declines in its paging revenues. As of August 31, 2005, the Company had a working capital surplus of only $10,000. The Company has sustained its operations primarily through continuous cost reductions. During 2005, the Company attempted to secure additional debt financing to fund a potential acquisition and provide additional working capital to the Company but was unable to do so due to the declining performance of the Company’s paging business. As a result of the continued deterioration of the Company’s financial position and its operating results, the Company now plans to sell substantially all of the assets of the Company (see Note 11 to the Consolidated Financial Statements). The sale of the Company’s core businesses, combined with additional financing, is expected to generate sufficient cash to enable the Company to acquire a profitable and growing business that would offset the embedded overhead costs of being a public company and return the Company to a state of profitability. There can be no assurance, however, that we will be successful in selling the assets related to the paging and two way businesses, or that we will be able to complete any additional debt or equity financing on favorable terms.

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

Obligations and Commitments

As of August 31, 2005, our contractual payment obligations under our long-term debt agreements and operating leases for office and transmitter locations are indicated in the table below. For purposes of the table below, purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify significant terms, including: fixed or minimum quantities to be purchased, minimum pricing and the approximate timing of transactions. Teletouch has no such purchase obligations at August 31, 2005. Other long-term liabilities is comprised of certain redeemable common stock warrants issued in conjunction with the Company’s debt restructuring in May 2002 and certain shares of Teletouch Common Stock which were issued in February 2005 in conjunction with the purchase of certain assets from Delta Communications, Inc.

(in thousands)	Twelve Months Ending August 31,
	Total	2006	2007	2008	2009	Thereafter
Significant Contractual Obligations
Debt obligations	$194	$86	$88	$20	$—	$—
Operating lease obligations	$5,335	2,403	1,432	840	483	177
Other long-term liabilities	$3,352	267	85	3,000	—	—

Total significant contractual cash obligations	$8,881	$2,756	$1,605	$3,860	$483	$177

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

If the Company is unsuccessful in negotiating a settlement or alternative arrangement with the holders of the GM Warrants and continues with the sale of the paging business, the Company would be obligated to redeem the GM Warrants for $3,000,000 shortly after the closing on the sale of the paging business. As of May 31, 2005, the Company has recorded this as a long-term liability at its fair value of $2,100,274. The GM Warrants are being accreted in value over time to their redemption value of $3,000,000 in May 2007 according to their original terms. If the Company is unsuccessful in negotiating a settlement or alternative arrangement with the holders of the GM Warrants and continues with the sale of the paging business, the Company will record a charge to net income equal to the difference in the carrying value of the GM Warrants at that date and $3,000,000 and this amount will be classified as a current liability to be paid after the closing on the sale of the paging business. Additionally, under the rights of the GM Warrants, the holders are allowed to vote these shares as a separate class on matters involving a sale of substantially all of the assets of the Company. The sale of the paging business triggers this voting right which requires their vote to complete the sale transaction. See Note 11 to the Consolidated Financial Statements for additional information on the GM Warrants.

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

The shares of common stock issued contain a put option allowing the holder to sell 25% of the remaining shares held each quarter back to the company at a specified price as follows:

Date in Which Stock Can be Put Back to Company	Put Price	Shares
September 1, 2005 - November 30, 2005	$1.05	142,735
December 1, 2005 - November 30, 2006	$1.10	183,515
December 1, 2006 - November 30, 2007	$1.15

		326,250

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

Allowance for Doubtful Accounts: Estimates are used in determining the allowance for doubtful accounts and are based on historic collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages Teletouch reviews historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues; Teletouch compares the ratio of the allowance for doubtful accounts to gross receivables to historic levels and Teletouch monitors collections amounts and statistics. Teletouch’s allowance for doubtful accounts was $111,900 as of August 31, 2005. Based on the information available to the Company, management believes the allowance for doubtful accounts as of August 31, 2005 was adequate. However, actual write-offs might exceed the recorded allowance.

Reserve for Inventory Obsolescence: Reserves for inventory obsolescence are computed using estimates that are based on sales trends, a ratio of inventory to sales, and a review of specific categories of inventory. In establishing its reserve, Teletouch reviews historic inventory obsolescence experience including comparisons of previous write-offs to provision for inventory obsolescence and the inventory count compared to recent sales trends. Prior to fiscal 2004, inventory obsolescence has been within our expectations and the provision established. During fiscal 2004 and 2005, the Company recorded additional reserves for inventory obsolescence to recognize the deterioration in the market value of certain pager, cellular and electronics and telemetry inventory. Pager inventory was impaired primarily due to a decline in market value of certain damaged pagers that are repaired by the Company and discontinued pager models. Cellular and electronic inventory became impaired after many months of attempting to sell off this excess equipment and the Company recorded a reserve equaling the total value of this inventory. Certain telemetry inventory, primarily related to the Company’s fixed monitoring product line, was impaired subsequent to the Company exiting this business line. Other telemetry inventory became impaired due to technical problems that were not corrected by the Company’s vendors. The Company recorded additional telemetry inventory reserves in the first three months ended August 31, 2005 related to the impairment of the aging VisionTrax™ and Panther product line. Teletouch management cannot guarantee that the Company will experience better obsolescence rates than it has in the past which could result in material differences in the reserve for inventory obsolescence and the related inventory write-offs. The reserve for inventory obsolescence was $182,700 at August 31, 2005.

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

Teletouch’s future revenue growth is not dependent on any single or small group subscriber base, but will continue to concentrate on business accounts and on individuals interested in continuity, quality and personal service. As of the quarter ended August 31, 2005, Teletouch had approximately 131,700 pagers in service as compared to approximately 179,200 pagers in service at August 31, 2004. Teletouch must minimize the reduction in its subscriber base and expand its product offerings to generate revenues to offset the losses in its paging service revenues. There is no guarantee that our future efforts in this area will decrease subscriber attrition.

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

We did not have any foreign currency hedges or other derivative financial instruments as of August 31, 2005. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

Item 4.	Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q (“the Quarterly Report”), our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) have conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding the required disclosure. Based on their evaluation of these disclosure controls and procedures, the Certifying Officers have concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

Further, there were no changes in the Company’s internal control over financial reporting during the fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 21, 2005	TELETOUCH COMMUNICATIONS, INC. Registrant

	By:	/s/ THOMAS A. HYDE, JR.
Thomas A. Hyde, Jr.
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ J. KERNAN CROTTY
J. Kernan Crotty
President, Chief Operating Officer,
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)