Form 10-Q
period 2005-11-30
TELETOUCH COMMUNICATIONS INC
filed 2006-01-17
CIK 928659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value – 48,735,495 shares outstanding as of January 9, 2006

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

ASSETS

	November 30, 2005	May 31, 2005
CURRENT ASSETS:
Cash and cash equivalents	$942	$1,283
Accounts receivable, net of allowance of $112 in fiscal 2006 and $106 in fiscal 2005	1,459	1,265
Inventories, net of reserve of $187 in fiscal 2006 and $105 in fiscal 2005	680	906
Current income tax receivable	685	689
Deferred income tax assets	46	52
Prepaid expenses and other current assets	264	247

Total Current Assets	4,076	4,442

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $15,480 in fiscal 2006 and $15,609 in fiscal 2005	4,752	5,660

GOODWILL	343	343

OTHER INTANGIBLE ASSETS:
Subscriber bases	226	226
FCC licenses	103	103
Non-compete agreements	95	95
Internally-developed software	149	149
Accumulated amortization	(322)	(269)

Total Other Intangible Assets	251	304

DEFERRED INCOME TAXES	96	86

TOTAL ASSETS	$9,518	$10,835

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

(unaudited)

(in thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	November 30, 2005	May 31, 2005
CURRENT LIABILITIES:
Accounts payable	$876	$1,038
Accrued Expenses and other current liabilities	1,642	2,131
Current portion of long-term debt	87	74
Current portion of redeemable common stock payable	248	352
Current portion of unearned sale/leaseback profit	418	418
Deferred revenue	686	595

Total Current Liabilities	3,957	4,608

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	92	102
Redeemable common stock purchase warrants	2,296	2,100
Redeemable common stock payable, net of current portion	—	88
Unearned sale/leaseback profit, net of current portion	428	640

Total long-term liabilities	2,816	2,930

TOTAL LIABILITIES	6,773	7,538

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY :

Series A cumulative convertible preferred stock, $.001 par value, 15,000 shares authorized, 0 shares issued and outstanding in fiscal 2006 and fiscal 2005	—	—
Series B convertible preferred stock, $.001 par value, 411,457 shares authorized, 0 shares issued and outstanding in fiscal 2006 and fiscal 2005	—	—
Series C convertible preferred stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding in fiscal 2006 and 1,000,000 shares authorized, issued and outstanding in fiscal 2005	—	1
Common stock, $.001 par value, 70,000,000 shares authorized, 49,416,189 shares issued in fiscal 2006 and 5,411,189 shares issued in fiscal 2005	49	5
Additional paid-in capital	31,873	31,915
Treasury Stock, 619,522 shares held in fiscal 2006 and 429,209 shares held in fiscal 2005	(185)	(185)
Accumulated deficit	(28,992)	(28,439)

Total Shareholders’ Equity	2,745	3,297

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,518	$10,835

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except shares and per share amounts)

	Three Months Ended November 30,		Six Months Ended November 30,
	2005	2004	2005	2004
Operating revenues:
Service, rent, and maintenance revenue	$4,241	$5,094	$8,820	$10,436
Product sales revenue	1,186	1,279	2,105	2,382

Total operating revenues	5,427	6,373	10,925	12,818

Operating expenses:
Cost of service, rent and maintenance (exclusive of depreciation and amortization included below)	2,361	2,737	5,012	5,519
Cost of products sold	768	1,205	1,441	2,203
Selling and general and administrative	1,818	2,056	3,548	4,027
Depreciation and amortization	503	829	1,264	1,734
Loss (gain) on disposal of assets	(1)	3	(2)	(51)

Total operating expenses	5,449	6,830	11,263	13,432

Operating loss	(22)	(457)	(338)	(614)

Interest expense, net	(100)	(108)	(215)	(211)

Loss before income tax benefit	(122)	(565)	(553)	(825)
Income tax benefit	—	(201)	—	(239)

Net loss	$(122)	$(364)	$(553)	$(586)

Basic and diluted loss per share	$(0.01)	$(0.08)	$(0.05)	$(0.13)

Denominator for basic and diluted loss per share - weighted average number of common shares outstanding	18,844,548	4,546,980	11,824,400	4,546,980

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended November 30,
	2005	2004
Operating Activities:
Net loss	$(553)	$(586)
Depreciation and amortization	1,264	1,734
Non-cash interest expense	200	170
Provision for losses on accounts receivable	33	121
Provision for inventory obsolescence	16	562
Gain on disposal of assets	(2)	(51)
Amortization of unearned sale/leaseback profit	(212)	(212)
Deferred income taxes	(4)	(212)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(227)	250
Inventories	258	357
Current income tax receivable	4	—
Prepaid expenses and other assets	(17)	38
Accounts payable	(162)	(211)
Accrued Expenses and other current liabilities	(489)	(43)
Deferred revenue	91	123

Net cash provided by operating activities	200	2,040

Investing Activities:
Capital expenditures, including pagers	(387)	(817)
Intangible assets	—	(4)
Acquisitions, net of cash acquired	—	(1)
Proceeds from sale of assets	70	75

Net cash used for investing activities	(317)	(747)

Financing Activities:
Proceeds from borrowings	—	—
Payments on long-term debt and redeemable common stock	(225)	(106)
Proceeds from exercise of employee stock options	1	—

Net cash provided by (used) for financing activities	(224)	(106)

Net increase (decrease) in cash and cash equivalents	(341)	1,187
Cash and cash equivalents at beginning of period	1,283	72

Cash and cash equivalents at end of period	$942	$1,259

Supplemental Cash Flow Data:
Cash payments for interest	$15	$42

Non-Cash Transactions:
Purchase Price Adjustment-Delta Communications, Inc.	$—	$38

Exchange of Note Receivable for Note Payable	$—	$258

Transfer of pager inventory to fixed assets	$48	$230

Purchase of vehicles with bank financing	$31	$62

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of Teletouch Communications, Inc. and our wholly-owned subsidiaries (collectively, the “Company” or “Teletouch”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of financial position, results of operations and cash flows for the interim periods presented have been made. The results of operations for the three and six months ended November 30, 2005, are not necessarily indicative of the results to be expected for the full year.

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

Financial Condition and Going Concern: As of November 30, 2005, the Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred net losses of $122,000 and $364,000 in the three months ended November 30, 2005 and 2004, respectively and $553,000 and $586,000 in the six months ended November 30, 2005 and 2004, respectively, primarily due to continued declines in its paging revenues. As of November 30, 2005, the Company had a working capital surplus of $119,000. The Company has sustained its operations primarily through continuous cost reductions. During 2005, the Company attempted to secure additional debt financing to fund a potential acquisition and provide additional working capital to the Company but was unable to do so due to the declining performance of the Company’s paging business. As a result of the continued deterioration of the Company’s financial position and its operating results, the Company entered into an agreement in August 2005 to sell substantially all of the assets related to the paging business (see Note 3 to the Consolidated Financial Statements) and this transaction is expected to close in March 2006 if shareholder approval is obtained. The sale of the Company’s core paging business, combined with additional financing, is expected to generate sufficient cash to enable the Company to acquire a profitable and growing business that could support the embedded overhead costs of remaining a public company and return the Company to profitability. There can be no assurance, however, that we will be successful in selling the assets related to the paging business, or that we will be able to complete any additional debt or equity financing on favorable terms.

If the Company is unable to complete the contemplated sale, realization of a major portion of the assets in the accompanying consolidated balance sheet would be dependent upon continued operations of the Company. The Company has been successful in its efforts to maintain its two-way revenues to the higher levels achieved in fiscal 2005, stabilize the rate of decline in its paging business while reducing expenses in this business and reduce its overhead costs. However, these successes have not been sufficient to overcome the loss in profitability resulting from the significant decline in the Company’s paging subscriber bases over the past several years. Further, the Company has been unsuccessful in securing any additional financing during the year and has continued to be unable to grow the revenues from the telemetry business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Reclassifications: Certain reclassifications were made to the prior period financial statements to conform to the current period financial statement presentation. These reclassifications did not have an impact on the Company’s previously reported financial position or net loss.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation: SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, provides companies with a choice to follow the provisions of SFAS No. 123 in determination of stock-based compensation expense under the alternative fair value accounting or to continue with the provisions of APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock-compensation plans. The Company has elected to follow the provisions of APB 25 under which no compensation expense is recognized if the exercise price of the Company’s stock options equals or exceeds the market price of the underlying Common Stock on the date of grant; generally, no compensation expense is recognized.

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

For purposes of pro forma disclosures, the estimated fair value of stock options is amortized to expense over the options’ vesting period. Therefore, future pro forma compensation expense may be greater as additional options are granted. The Company’s pro forma information follows (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2005	2004	2005	2004
Net loss applicable to common sharesholders as reported	$(122)	$(364)	$(553)	$(586)
Plus stock-based employee compensation expense included in reported net loss, net of related tax effects	(62)	27	—	—
Less total stock-based employee compensation determined under fair-value-based method, net of related tax effects	(35)	(5)	(66)	(10)

Pro forma net loss	$(219)	$(342)	$(619)	$(596)

Loss per share - basic and diluted:
As reported	$(0.01)	$(0.08)	$(0.05)	$(0.13)

Pro forma	$(0.01)	$(0.08)	$(0.05)	$(0.13)

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

On November 1, 2005, the 1,000,000 shares of Series C Preferred Stock were converted into 44,000,000 shares of common stock. These securities, prior to their conversion, are considered to be “Participating Securities” under Financial Accounting Standards No. 128 (“FAS 128”) for EPS calculations. Both the Series C Preferred Stock and the GM Warrants are considered Participating Securities because the common stock underlying these securities participates in dividends (if declared) at the same rate as the common shareholders. Emerging Issues Task Force (“EITF”) Topic 03-06 requires that Participating Securities be included in the computation of basic EPS using the two-class method, if the effect would be dilutive to EPS. Although these securities meet the definition of Participating Securities since they participate in dividends, in light of the losses and the fact that there is no contractual obligation for the security holders to share in losses of the Company, they have not been included in the basic and diluted earnings per share calculations.

The following securities were outstanding but were not included in the computation of diluted earnings per share due to their antidilutive effect (in thousands):

	November 30, 2005	November 30, 2004
Common stock options	1,861	1,942
Common stock purchase warrants	6,000	6,000
Series C Preferred Stock	—	44,000

	7,861	51,942

NOTE 3 – PROPOSED SALE OF PAGING BUSINESS

On July 7, 2005, the Board of Directors of the Company (the “Board”) met and reviewed a proposal made by management to sell the Company’s core paging and two-way radio businesses to raise the necessary cash to acquire unidentified high growth businesses in the future. Prior to this meeting, management had obtained a draft letter of intent from a prospective buyer of the paging business, which was presented to the Board at this meeting. After review of the information presented by management, which included the future business direction of the Company, its ability to continue to operate as a going concern and the estimated value of its paging business unit, the Board met on July 10, 2005 and authorized the Company’s management to continue negotiations with the prospective buyer of the paging business. Additionally, the Board authorized the Company to solicit offers on the two-way radio business. On December 2, 2005, the Board determined not to sell the Company’s two-way radio business after concluding that the two-way radio business was sufficiently profitable and that there was a low likelihood of a material reduction or loss of value to this business over the next few years. These and other matters are described below.

Sale of Paging Business

On August 22, 2005, the Company entered into an Asset Purchase Agreement (the “APA”) to sell substantially all of the assets of its paging business to Teletouch Paging, LP, a newly formed limited partnership, wholly-owned by an unrelated, private Fort Worth, Texas investment group, (the “Buyer”).

The assets included in the asset sale transaction include substantially all of the designated assets of the paging business (the “Acquired Assets”) with a net carrying value at November 30, 2005 of approximately $3.6 million.

The Buyer’s aggregate consideration for the Acquired Assets was originally contemplated to be approximately $5.25 million as of August 31, 2005 and would have been payable as follows: (i) $4,000,000 less the cumulative earnings before interest, taxes, depreciation and amortization (“EBITDA”) attributable to the paging business from September 1, 2005 through the closing date to be payable in cash to the Company on the closing date, (ii) $1,200,000 non-interest bearing note payable to the Company due in 12 monthly payments of $100,000 each beginning the earlier of the date that Buyer has satisfied its obligations under its senior borrowings or August 31, 2007 and (iii) the assumption of approximately $50,000 notes payable related to vehicles being sold (collectively, the “Purchase Price”). Because the transaction is not expected to close before March 2, 2006, the consideration to be received by the Company for the sale was to be reduced by an estimated $1.8 million which approximates the EBITDA of the paging business from September 1, 2005 through February 28, 2006. The $1.2 million promissory note payable to the Company was to be secured by a lien on the assets subject to customary subordination provisions required by the Buyer’s senior lender. On December 30, 2005, the payment terms of the APA were amended to limit the reductions that can be taken against the cash portion of the consideration so that in no event will such amount be more of less than $2.2 million. Additionally, the amendment to the APA provides that the $1.2 million promissory note will be prepaid at closing. Therefore, the total cash consideration payable to the Company at closing will be $3.4 million and the promissory note will be cancelled.

The Purchase Price is subject to adjustment based on the Company’s net working capital, as defined in the APA, at closing and the value of any excess net working capital transferred will be paid to the Company by the Buyer within 45 days of closing. As of November 30, 2005, approximately $60,000 in excess working capital, as defined in the APA, is related to the paging business and would be transferred to the Buyer if the transaction were to have closed at that date. Because the levels of working capital change monthly, there is no way to estimate the balance that will exist as of closing.

The APA does not contemplate any termination or breakup fees or penalties. The APA also contains representations and warranties, indemnification and other provisions customary for agreements of this nature. Closing of the APA is contingent upon obtaining the approval of the Company’s shareholders as well as approvals from federal regulators and other customary closing conditions. The absence of these approvals at this stage presents transaction risks. The transaction is expected to close within ten days following the receipt of the required shareholder approval. The Company filed preliminary proxy solicitation materials on January 3, 2006 in connection with a special meeting of the shareholders of the Company to be held to vote on this proposed asset sale transaction. The Company has tentatively scheduled this special meeting of its shareholders for March 1, 2006.

The parties to the APA have also entered into a Management Agreement (“MA”), to facilitate a smooth transition of the paging business operations from Teletouch to the Buyer. In the MA, the Buyer has the authority, on a limited basis consistent with the effective regulations of the FCC, to implement operational policies and to provide general management services with respect to the day-to-day operations of TLL’s paging operations, subject to reporting to and approval of the President of Teletouch and its Board. As its compensation for the management services provided under the MSA, the Buyer shall be entitled to a flat fee of $50,000 per month during the period before the closing date, payable in two equal installments per month, beginning September 2, and 16, 2005, respectively. The term of the MSA will be from September 1, 2005 to the earlier of: (i) the APA final closing date, or (ii) the termination of the APA.

Redemption of Common Stock Purchase Warrants

On September 19, 2005 the Company received notice from the holders of 6,000,000 common stock warrants (the “GM Warrants”) of their intent to redeem these warrants upon the sale of the paging business. Under the terms of the GM Warrants, the holder may accelerate the redemption of the warrants upon the sale of substantially all of the Company’s assets. Under the initial terms of the GM Warrants, they could be redeemed at $0.50 per warrant, at the option of the holder in December 2007. The holders of the GM Warrants have claimed that the sale of the paging business represents substantially all of the Company’s assets. The Company is trying to negotiate a reduction in the amount due to the Warrant Holders upon the closing of the sale transaction and believes if it is unsuccessful in reaching terms on this obligation, the warrant holders may vote against the sale of the paging business.

If the Company is unsuccessful in negotiating a settlement or alternative arrangement with the holders of the GM Warrants and receives shareholder approval to continue with the sale of the paging business, the Company may be obligated to redeem the GM Warrants for $3,000,000 shortly after the closing on the sale of the paging business. As of November 30, 2005, the Company has recorded this as a long-term liability at its fair value of $2,296,000. The GM Warrants are being accreted in value over time to their settlement value of $3,000,000 in December 2007 according to their original terms. If the Company is unsuccessful in negotiating a settlement or alternative arrangement with the holders of the GM Warrants and continues with the sale of the paging business, the Company will record a charge to net income equal to the difference in the carrying value of the GM Warrants at that date and $3,000,000 and this amount will be classified as a current liability which may be paid after the closing on the sale of the paging business. Further, under rights included in the GM Warrants, the warrant holders will be permitted to vote separately as a class on matters involving the sale of substantially all of the assets of the Company. This right applies to the sale of the Company’s paging business (discussed above) and the approval of this transaction is dependent on receiving an affirmative vote from the holders of the GM Warrants.

NOTE 4 – INVENTORY

The following table reflects the components of inventory (in thousands):

	November 30, 2005			May 31, 2005
	Cost	Reserve	Net Value	Cost	Reserve	Net Value
Pagers and parts	$304	$(52)	$252	$383	$(38)	$345
Two-Way radios and parts	363	(33)	330	390	(16)	374
Telemetry devices and parts	200	(54)	146	238	(11)	227

Total inventory and specific reserves	$867	$(139)	$728	$1,011	$(65)	$946

General obsolescence reserve	—	(48)	(48)	—	(40)	(40)

Total inventory and reserves	$867	$(187)	$680	$1,011	$(105)	$906

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	November 30, 2005	May 31, 2005
Leased pagers and radios	$2,346	$2,671
Paging infrastructure	15,433	16,176
Buildings and improvements	386	386
Other equipment	2,067	2,036

	20,232	21,269
Accumulated depreciation	(15,480)	(15,609)

	$4,752	$5,660

Depreciation expense was approximately $477,000 and $800,000 for the three months ended November 30, 2005 and 2004, respectively, and $1,212,000 and $1,676,000 for the six months ended November 30, 2005 and 2004, respectively.

Property, plant and equipment is recorded at cost. Depreciation is computed using the straight-line method. The following table contains the property, plant and equipment by estimated useful life, net of accumulated depreciation as of November 30, 2005 (in thousands):

	Less than 3 years	3 to 4 years	5 to 9 years	10 to 14 years	15 to 19 years	20 years	Total Net Value
Buildings	$—	$—	$—	$—	$4	$9	$13
LAN & Other Computers	—	169	21	—	—	—	190
Equipment	—	29	3	3	—	—	35
Furniture & Fixtures	—	26	0	23	—	—	49
Leasehold Improvements	44	3	1	—	—	—	48
Office Equipment	—	3	4	1	—	—	8
Paging Infrastructure	—	2	272	96	2,183	3	2,556
Vehicles	—	—	223	—	—	—	223
Pager Fleet	—	1,503	—	—	—	—	1,503
Radio Fleet	—	15	—	—	—	—	15
Assets Not In Service	112	—	—	—	—	—	112

	$156	$1,750	$524	$123	$2,187	$12	$4,752

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible Assets with Indefinite Lives: In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company performs an annual impairment test of goodwill as well as evaluates this goodwill for recoverability upon any significant change in the business. There were no changes in the carrying amount of intangible assets with indefinite lives for the three or six months ended November 30, 2005.

The reported goodwill of the Company at November 30, 2005 and May 31, 2005 relates entirely to the two-way radio segment and was purchased in the acquisition of the assets of Delta Communications and Electronics, Inc. which was completed in January 2004. The Company evaluates the recoverability of this goodwill at least once annually on March 1st of each year.

Intangible Assets with Definite Lives: The following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	November 30, 2005			May 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Business combinations:
Subscriber bases	$226	$(155)	$71	$226	$(143)	$83
FCC licenses	103	(21)	82	103	(15)	88
Non-compete agreements	95	(35)	60	95	(25)	70

	$424	$(211)	$213	$424	$(183)	$241

Internally developed assets:
Software	149	(111)	38	149	(86)	63

Balance at November 30 and May 31, 2005	$573	$(322)	$251	$573	$(269)	$304

Amortization is computed using the straight-line method based on the following estimated useful lives:

Subscriber bases	1-5 years
FCC licenses	9 years
Non-competition agreements	5 years
Internally-developed software	3 years

The intangible assets acquired in business combinations primarily relate to the purchase of the assets of Delta Communications in January 2004. The internally developed intangible assets relate to software developed to manage the Company’s telemetry data and customer reporting requirements.

Total amortization expense for the three months ended November 30, 2005 and 2004 was approximately $26,000 and $29,000, respectively and $52,000 and $58,000 for the six months ended November 30, 2005 and 2004 respectively.

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of (in thousands):

	November 30, 2005	May 31, 2005
Accrued payroll and other personnel expense	$457	$999
Accrued state and local taxes	282	221
Unvouchered accounts payable	724	589
Customer deposits payable	55	118
Other	124	204

Total	$1,642	$2,131

NOTE 8 - INCOME TAXES

Teletouch uses the liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences reverse.

Significant components of the Company’s deferred taxes are as follows (in thousands):

	November 30, 2005	May 31, 2005
Deferred Tax Assets:
Current Deferred Tax Assets:
Accrued liabilities	$9	$32
Inventory reserves	28	—
Deferred revenue	39	39
Bad debt reserve	33	31

	109	102
Valuation Allowance	(51)	(32)

Net Current Deferred Tax Assets	58	70

Non-Current Deferred Tax Assets:
Unrecognized gain	288	360
Intangible assets	1,420	1,541

	1,708	1,901
Valuation Allowance	(685)	(589)

Net Non-Current Deferred Tax Assets	1,023	1,312

Deferred Tax Liabilities:
Current Deferred Tax Liabilities:
Other	12	18

Non-Current Deferred Tax Liabilities:
Depreciation methods	927	1,226

Net Current Deferred Tax Asset	$46	$52

Net Non-Current Deferred Tax Asset	$96	$86

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company had certain related party sales, purchases and incurred certain expenses during the three and six months ended November 30, 2005 and November 30, 2004 with Progressive Concepts, Inc. (PCI) a company controlled by Robert McMurrey, Teletouch’s Chairman.

The Company primarily purchases call center services from PCI to support the Company’s existing answering service accounts within the paging segment of its business and to support a monitoring contract that the Company has with an unrelated telemetry provider. The call center services to support Teletouch’s answering service accounts were billed by PCI at $30,000 per month through August 2005 and beginning in September 2005 these fees were raised to $35,000 per month. Teletouch is charged an additional monthly charge based on the call volume and number of subscribers being serviced related to the telemetry monitoring contract. The telemetry monitoring contract was executed by the Company during the first quarter of fiscal 2006. During the three months ended November 30, 2005, the Company incurred $145,000 in total call center charges to PCI as compared to $90,000 in the same three months of the prior year. During the six months ended November 30, 2005, the Company incurred $286,000 in total call center charges to PCI as compared to $180,000 in the same six months of the prior year.

NOTE 10 – SHAREHOLDERS’ EQUITY

Common Stock Purchase Warrants: At November 30, 2005, the Company has 6,000,000 issued and outstanding warrants (the “GM Warrants”) to purchase shares of Teletouch Common Stock. The GM Warrants will be exercisable beginning in December of 2005, terminating in December of 2010. In December of 2007 or earlier upon specific events, the holder of the GM Warrants may require the Company to redeem the warrants at $0.50 per warrant. Because of this mandatory redemption feature, the Company has recorded the estimated fair value of the GM Warrants as a long-term liability on its consolidated balance sheet, and will adjust the amount to reflect changes in the fair value of the warrants, including accretion in value due to the passage of time, with such changes charged or credited to interest expense.

Assuming that there is no acceleration of the warrants’ redemption feature prior to December 2007 or increase in the fair value of the warrants more than the redemption value, interest expense recorded due to accretion in value of the warrants will be as follows (in thousands):

Interest Expense
December 1, 2005 - May 31, 2006	$214
June 1, 2006 - May 31, 2007	$490

As a result of the proposed sale of the paging business, the redemption of the GM Warrants will be accelerated upon the closing of this transaction. The Company is currently negotiating with the holders of the GM Warrants for a reduced amount payable upon the closing of the sale transaction (see Note 3 for further discussion).

Redeemable Common Stock Payable: On January 29, 2004, Teletouch acquired substantially all of the two-way radio assets of DCAE, Inc. d/b/a Delta Communications, Inc. (“Delta”), and in conjunction, the Company deferred the issuance of 640,000 shares of Teletouch’s common stock subject to certain reductions specified in the asset purchase agreement between Teletouch and Delta that could not exceed 100,000 shares of common stock. This obligation was payable on February 15, 2005 but due to certain negotiations with Delta regarding certain share reductions allowable under the purchase agreement, the Company did not issue these securities until March 2005. During March 2005, the Company and Delta agreed to a net number of shares to be issued of 580,000 shares of Teletouch common stock. Before the issuance of this common stock, Delta notified the Company of its intention to immediately redeem 25% of these securities in accordance with the purchase agreement. Therefore, in March 2005, the Company issued 435,000 shares of its common stock to Delta and a payment of $152,250 for the redemption of the remaining 145,000 shares of common stock that Delta chose to redeem. The shares of common stock issued contain a put option allowing the holder to sell 25% of the remaining shares held each quarter back to the company at a specified price as follows:

Date in Which Stock Can be Put Back to Company	Put Price	Shares
November 30, 2005	$1.05	61,172
February 28, 2006 - November 30, 2006	$1.10	183,515

		244,687

The following table provides a rollforward of the redeemable common stock held by Delta through November 30, 2005 (dollars in thousands):

	Shares	Redemption Value
Balance at May 31, 2005	435,000	$440

Less: Redemption of shares	(108,750)	(114)
Add: Accretion	—	4

Balance at August 31, 2005	326,250	$330

Less: Redemption of shares	(81,563)	(86)
Add: Accretion	—	4

Balance at November 30, 2005	244,687	248

On December 1, 2005 Delta redeemed 61,172 shares of its redeemable common stock at $1.05 per share receiving a cash payment of $64,230 from the Company.

Because of this mandatory redemption feature, the Company has recorded the estimated fair value of the Redeemable Common Stock Payable as both a current and long-term liability on its consolidated balance sheet, and will adjust the amount to reflect changes in the fair value of the obligation, including accretion in value due to the passage of time, with such changes charged or credited to interest expense. As of November 30, 2005, the entire obligation under the Redeemable Common Stock Payable is recorded as a current liability on the consolidated balance sheet since the holder can redeem all of these shares within the next twelve months at the holder’s option.

Series C Preferred Stock: At November 30, 2005, no shares of Series C Preferred Stock with a par value of $0.001 are issued and outstanding. On November 1, 2005, 1,000,000 shares of Series C Preferred Stock were converted into 44,000,000 shares of Common Stock resulting in the retirement of all of the outstanding shares of Series C Preferred Stock.

The material terms of the Series C Preferred Stock were as follows: after payment of all amounts due under the Amended Credit Agreement which was paid in full in December 2002, (1) dividends may be paid on a pro rata basis; (2) assets may be distributed upon voluntary or involuntary liquidation, dissolution or winding up of the Company; and (3) holders may convert all, but not less than all, of their Series C Preferred Stock into shares of Common Stock after May 20, 2005, subject to the following terms and conditions. The Series C Preferred Stock will be convertible into a number of shares of Common Stock computed by dividing (1) the product of (A) the number of shares of Series C Preferred Stock to be converted and (B) 22, by (2) the conversion price in effect at the time of conversion. The conversion price for delivery of Common Stock shall initially be $0.50 and subject to adjustment. The Series C Preferred Stock was non-voting. Holders of Series C Preferred Stock were entitled to notice of all shareholders meetings. The consent of at least a majority of the Series C Preferred Stock (calculated on an “as converted” basis) was required to effect any amendment (a) to voting powers, preferences or rights of the holders of Series C Preferred Stock or (b) to the Certificate of Incorporation authorizing, creating or increasing the amount of any shares of any class or series prior or equal to the Series C Preferred Stock for payment of dividends or (c) any merger or consolidation unless the surviving entity shall have no class or series of shares or securities authorized or outstanding ranking prior to the Series C Preferred Stock.

NOTE 11 – SEGMENT INFORMATION

The Company’s consolidated financial statements include two reportable segments: Paging Services and Two-Way Radio Services. The Company determines its reportable segments based on the aggregation criteria of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). Paging and messaging services represent paging services provided to subscribers on the Company’s one-way paging system and related pager equipment sales. Two-way radio services represent services provided on the Company’s Logic Trunked Radio (“LTR”) system and the related radio equipment sales as well as radio equipment sales to customers operating their own two-way radio system. The Company measures the operating performance of each segment based on adjusted EBITDA.

The following summarizes the Company’s financial results for each segment (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	2005	2004	2005	2004
Service, rent and maintenance revenue
Paging	$3,714	$4,600	$7,761	$9,436
Two-Way Radio	476	453	965	924
Other	51	41	94	76

Total service, rent and maintenance revenue	$4,241	$5,094	$8,820	$10,436

Product sales revenue
Paging	$121	$158	$237	$346
Two-Way Radio	965	1,030	1,719	1,804
Other	100	91	149	232

Total product sales revenue	1,186	1,279	2,105	2,382

Operating Revenue	$5,427	$6,373	$10,925	$12,818

Reconciliation of adjusted EBITDA to net loss:

	Three Months Ended November 30,		Six Months Ended November 30,
	2005	2004	2005	2004
Adjusted EBITDA
Paging	$1,196	$2,493	$3,849	$5,142
Two-Way Radio	115	133	161	317
Corporate Overhead	(781)	(2,041)	(2,692)	(4,072)
Other	(117)	(177)	(398)	(337)

Total adjusted EBITDA	413	408	920	1,050

Less non-recurring and non-cash expenses
Restructure Expense	(5)	(9)	(4)	(19)
Compensation Exp-Stock Options	(62)	42	—	—

	(67)	33	(4)	(19)

Less:
Depreciation and amortization	503	829	1,264	1,734
Interest expense, net	100	108	215	211
Loss (gain) on disposal of assets	(1)	3	(2)	(51)
Income tax benefit	—	(201)	—	(239)

	602	739	1,477	1,655

Net loss	$(122)	$(364)	$(553)	$(586)

The Company measures accounts receivable, inventory and property, plant and equipment by segments. A component of corporate assets is cash in the amount of $0.9 million and $1.3 million as of November 30, 2005 and May 31, 2005, respectively. Also, included in corporate assets is related party accounts receivable, deferred income taxes, prepaid expenses and property, plant and equipment.

The Company’s assets by segment are as follows (in thousands):

	November 30, 2005	May 31, 2005
Assets
Paging	$4,398	$5,420
Two-Way	2,503	2,346
Corporate	2,166	2,588
Other	451	481

Total Assets	$9,518	$10,835

Teletouch refers to adjusted EBITDA in its segment reporting which is a non-GAAP financial measure. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered as a substitute for or superior to other measures of financial performance reported in accordance with GAAP. Teletouch defines adjusted EBITDA as earnings before interest, taxes, depreciation, amortization and other certain non-recurring and non-cash expenses. Teletouch’s definition of adjusted EBITDA may differ from that of other companies.

NOTE 12 – SUBSEQUENT EVENTS

AMEX Listing Matters

On December 9, 2005, the American Stock Exchange (the “AMEX”) Listing Qualifications staff notified the Company that after a review of the Company’s Form 10-K for the fiscal year ended May 31, 2005 and Form 10-Q for the period ended August 31, 2005, it was no longer in compliance with Section 1003(a)(ii) of the AMEX Company Guide since its shareholders’ equity was less than $4,000,000, and that it sustained losses from continuing operations in three of its four most recent fiscal years. The AMEX staff invited the Company to submit a plan of compliance addressing the continued listing deficiency by no later than January 17, 2006, which was filed by the Company on that date.

The Company plans to make a timely submission to the AMEX staff in which it will outline the timeframe within which the Company intends to cure the listing deficiency and to regain its compliance with the AMEX continued listing requirements. In the event the AMEX staff accepts the Company’s plan of compliance, the Company’s stock will continue trading on the AMEX for the duration of the compliance period. In the event the AMEX staff does not accept the Company’s plan of compliance, the AMEX staff has indicated that it will initiate delisting proceedings. There is no assurance that the AMEX staff will accept the Company’s plan of compliance or that, even if such plan is accepted, the Company will be able to implement the plan within the prescribed timeframe. The Company may appeal a staff determination to initiate such proceedings and seek a hearing before an AMEX panel. The time and place of such a hearing will be determined by the Panel. If the Panel does not grant the relief sought by the Company, its securities could be de-listed from the AMEX and may continue to be listed on the Pink Sheets trading system. The Company may also apply for a listing on the NASDAQ OTC Bulletin Board Market when current in its public reporting.

Within five days of this AMEX listing deficiency notification, the Company’s stock trading symbol was modified to include the “.BC” indicator to denote its continued listing noncompliance. The trading symbol will bear the foregoing indicator until the Company regains its compliance with the AMEX continued listing requirements.

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

Teletouch is a leading provider of wireless telecommunications services, primarily paging services, in non-major metropolitan areas and communities in the southeast United States. For the three and six months ended November 30, 2005, the Company had total revenues of $5.4 million and $10.9 million, respectively as compared to $6.4 million and $12.8 million for the three and six months ended November 30, 2004. As of November 30, 2005, the Company had approximately 125,500 pagers in service as compared to 169,400 pagers in service at November 30, 2004. Teletouch has experienced a substantial decline in the paging business over the last several years and expects that net subscriber deletions will continue as the demand for one way paging continues to decline. The Company derives the majority of its revenues from fixed, periodic fees, not dependent on usage, charged to subscribers for paging services. As long as a subscriber remains on service, operating results benefit from the recurring payments of the fixed, periodic fees without incurring additional selling expenses or other fixed costs.

Proposed Sale of Paging Business

On July 7, 2005, the Board of Directors of the Company (the “Board”) met and reviewed a proposal made by management to sell the Company’s core paging and two-way radio businesses to raise the necessary cash to acquire unidentified high growth businesses in the future. Prior to this meeting, management had obtained a draft letter of intent from a prospective buyer of the paging business, which was presented to the Board at this meeting. After review of the information presented by management, which included the future business direction of the Company, its ability to continue to operate as a going concern and the estimated value of its paging business unit, the Board met on July 10, 2005 and authorized the Company’s management to continue negotiations with the prospective buyer of the paging business. Additionally, the Board authorized the Company to solicit offers on the two-way radio business. On December 2, 2005, the Board determined not to sell the Company’s two-way radio business after concluding that the two-way radio business was sufficiently profitable and that there was a low likelihood of a material reduction or loss of value to this business over the next few years.

On August 22, 2005, the Company entered into an Asset Purchase Agreement (the “APA”) to sell substantially all of the assets of its paging business to Teletouch Paging, LP, a newly formed limited partnership, wholly-owned by a private Fort Worth, Texas investment group, (the “Buyer”). The assets included in the asset sale transaction include substantially all of the designated assets of the paging business (the “Acquired Assets”) with a net carrying value at November 30, 2005 of approximately $3.6 million.

The Buyer’s aggregate consideration for the Acquired Assets was originally contemplated to be approximately $5.25 million as of August 31, 2005 and would have been payable as follows: (i) $4,000,000 less the cumulative earnings before interest, taxes, depreciation and amortization (“EBITDA”) attributable to the paging business from September 1, 2005 through the closing date to be payable in cash to the Company on the closing date, (ii) $1,200,000 non-interest bearing note payable to the Company due in 12 monthly payments of $100,000 each beginning the earlier of the date that Buyer has satisfied its obligations under its senior borrowings or August 31, 2007 and (iii) the assumption of approximately $50,000 notes payable related to vehicles being sold (collectively, the “Purchase Price”). Because the transaction is not expected to close before March 2, 2006, the consideration to be received by the Company for the sale was be reduced by an estimated $1.8 million which approximates the EBITDA of the paging business from September 1, 2005 through February 28, 2006. The $1.2 million promissory note payable to the Company was be secured by a lien on the assets subject to customary subordination provisions required by the Buyer’s senior lender. On December 30, 2005, the payment terms of the APA were amended to limit the reductions that can be taken against the cash portion of the consideration so that in no event will such amount be more of less than $2.2 million. Additionally, the amendment to the APA provides that the $1.2 million note payable will be prepaid at closing. Therefore, the total cash consideration payable to the Company at closing will be $3.4 million and the promissory note will be cancelled.

The Purchase Price is subject to adjustment based on the Company’s net working capital, as defined in the APA, at closing and the value of any excess net working capital transferred will be paid to the Company by the Buyer within 45 days of closing. As of November 30, 2005, approximately $60,000 in excess working capital, as defined in the APA, is related to the paging business and would be transferred to the Buyer if the transaction were to have closed at that date. Because the levels of working capital change monthly, there is no way to estimate the balance that will exist as of closing.

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

The parties to the APA have also entered into a Management Agreement (“MA”), to facilitate a smooth transition of the paging business operations from Teletouch to the Buyer. In the MA, the Buyer has the authority, on a limited basis consistent with the effective regulations of the FCC, to implement operational policies and to provide general management services with respect to the day-to-day operations of TLL’s paging operations, subject to reporting to and approval of the President of Teletouch and its Board. As its compensation for the management services provided under the MA, the Buyer shall be entitled to a flat fee of $50,000 per month during the period before the closing date, payable in two $25,000 installments per month, beginning September 2, and 16, 2005, respectively. The term of the MA will be from September 1, 2005 to the earlier of: (i) the APA final closing date, or (ii) the termination of the APA.

As a result of certain rights contained in 6,000,000 redeemable common stock warrants issued by the Company as part of its debt and equity restructuring in 2002 (the “GM Warrants”), the holders of these warrants have a right to vote separately as a class on the sale of the paging business since these rights are triggered upon a sale of “substantially all of the assets of the Company”, as defined in the terms of the GM Warrants. On September 19, 2005, the holders of the GM Warrants notified the Company of their intent to accelerate the redemption of the GM Warrants based on the same trigger event that allows them voting rights causing the $3,000,000 redemption value to become due and payable upon the closing of this sale. Under the basic terms of the GM Warrants the redeemable common stock warrants could not be redeemed until December 2007. The Company is currently negotiating for a reduction in the amount due to the holders of the GM Warrants upon the closing of the sale of the paging business and believes if it is unsuccessful in its negotiations, the holders of the GM Warrants may vote against the sale of the paging business and block this transaction. Robert M. McMurrey, Chairman of Teletouch, controls approximately 92% of the outstanding common stock of Teletouch as of the date hereof, has agreed to vote in favor of the sale of the paging business unless an agreement cannot be reached with the holders of the GM Warrants which reduces the amount payable upon the sale of the paging business. The sale of the paging business is expected to close within ten days following the receipt of the required shareholder approval. The Company filed preliminary proxy solicitation materials on January 3, 2006 in connection with a special meeting of the shareholders of the Company to be held to vote on this proposed asset sale transaction. The Company has tentatively scheduled this special meeting of its shareholders for March 1, 2006.

The proposed sale of the paging business represents substantially all of the assets and operations of Teletouch Communications, Inc. The proceeds expected from this sale transaction are planned to be used to acquire a growth business for the Company. The Company has identified and is in negotiations with a number of target companies available for acquisition. The Company plans to remain in the two-way radio and telemetry business after the sale transaction is complete although the current telemetry business will be restructured and is planned for integration with one of the companies targeted for acquisition. Readers of this Form 10-Q should consider these proposed transactions and their impact on the Company as it is presented in this filing.

AMEX Listing Matters

On December 9, 2005, the American Stock Exchange (the “AMEX”) Listing Qualifications staff notified the Company that after a review of the Company’s Form 10-K for the fiscal year ended May 31, 2005 and Form 10-Q for the period ended August 31, 2005, it was no longer in compliance with Section 1003(a)(ii) of the AMEX Company Guide since its shareholders’ equity was less than $4,000,000, and that it sustained losses from continuing operations in three of its four most recent fiscal years. The AMEX staff invited the Company to submit a plan of compliance addressing the continued listing deficiency by no later than January 17, 2006 which was filed by the Company on that date.

The Company plans to make a timely submission to the AMEX staff in which it will outline the timeframe within which the Company intends to cure the listing deficiency and to regain its compliance with the AMEX continued listing requirements. In the event the AMEX staff accepts the Company’s plan of compliance, the Company’s stock will continue trading on the AMEX for the duration of the compliance period. In the event the AMEX staff does not accept the Company’s plan of compliance, the AMEX staff has indicated that it will initiate delisting proceedings. There is no assurance that the AMEX staff will accept the Company’s plan of compliance or that, even if such plan is accepted, the Company will be able to implement the plan within the prescribed timeframe. The Company may appeal a staff determination to initiate such proceedings and seek a hearing before an AMEX panel. The time and place of such a hearing will be determined by the Panel. If the Panel does not grant the relief sought by the Company, its securities could be de-listed from the AMEX and may continue to be listed on the Pink Sheets trading system. The Company may also apply for a listing on the NASDAQ OTC Bulletin Board Market when current in its public reporting.

Within five days of this AMEX listing deficiency notification, the Company’s stock trading symbol was modified to include the “.BC” indicator to denote its continued listing noncompliance. The trading symbol will bear the foregoing indicator until the Company regains its compliance with the AMEX continued listing requirements.

2006 Business Strategy

As discussed above, it will become necessary for the Company to sell its core paging business in 2006 to raise sufficient cash to purchase one or more growing businesses in order to continue to generate sufficient cash flow going forward. This decision was made by the Company’s Board of directors in July 2005, and the Company has located a buyer for its paging business. The Company has struggled for the past several years to minimize the costs of operating its paging business in a time of declining revenues. With paging revenues expected to continue declining for the foreseeable future and a relatively fixed cost structure of maintaining the paging network and infrastructure, it has become increasingly difficult to maintain a positive cash flow from the paging business. The two-way radio business experienced some revenue growth in 2005 and has stabilized at this level to date in fiscal 2006 due to homeland security grants being made available to local public safety entities to upgrade their communications systems. We believe these revenue opportunities will extend for the next few years at which time some of these customers utilizing homeland security grant monies today may have limited needs for replacement or upgrades of their radio systems in future years which could result in a decline in revenues for the two-way radio segment of the Company. The two-way radio business also operates a radio system on which it sells subscription services. This business has been declining over the past year as customers migrate to newer technologies including cellular telephones. The Company does not believe the two-way radio business is a high growth business, although it has been a stable business for the Company for many years.

Three years ago, the Company recognized the trends in its core paging and two-way radio businesses and began to develop a telemetry business. To date revenues from the telemetry business have been insignificant. The market for telemetry products is large and relatively new but continued technical issues with our telemetry products have prohibited the Company from growing this business. In October 2005 the Company decided to restructure its telemetry operations. Although certain operational aspects and personnel have been changed in the telemetry business as of the end of December 2005, the restructuring efforts were slightly delayed as a result of the resignation of J. Kernan Crotty, the Company’s President, on December 19, 2005. Mr. Crotty was directly responsible for the operations of the Company’s telemetry business while he was with Teletouch. The completion of the current restructuring of the telemetry business is expected to be completed by February 2006, after a thorough review of the operations of this business is completed by management. This restructuring is expected to result in changes to the existing telemetry product lines and disposition of certain assets related to the business. However, the Company will retain ownership of all intellectual property related to this business. The Company may attempt to sell part of its telemetry customer base that uses products that the Company no longer plans to support as well as to dispose of certain finished goods inventory and fixed assets not directly utilized in supporting the intellectual property or the ongoing product lines.

After selling the paging business, the Company plans to acquire one or more growth companies and integrate them into the existing infrastructure at Teletouch. The Company believes that the sale of its paging business is necessary at this point while there is still value in this business and has currently identified and is in negotiations with several target companies for acquisition. In the interim period after the sale and through the time a new company is acquired, Teletouch will continue to operate as a publicly traded company in the two-way radio and telemetry business. The Company anticipates integrating its ongoing telemetry operations with one of the potential acquisition targets. Most of the efforts over the coming months will focus on minimizing expenses of the remaining operations while securing additional financing to complete an acquisition.

RESULTS OF OPERATIONS

Operating revenues primarily consist of paging, two-way radio and telemetry service revenues and revenues generated from sales of pager, radio and telemetry equipment and their related accessories. Service revenues primarily include fixed monthly access charges for pager, two-way radio and telemetry services. We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts and billing disputes. We recognize equipment and accessory sales revenue when title passes to the customer.

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

With the proposed sale of substantially all of the assets of the paging business as discussed above in “Proposed Sale of Paging Business”, the Company will retain certain operating costs related to maintaining the corporate functions of the public company. Subsequent to the sale and prior to any future acquisitions, the Company expects to generate losses. The infrastructure that remains at Teletouch will be leveraged upon to facilitate future acquisitions and integrations.

During the interim period after the sale, the Company will continue to focus on maximizing the profitability of its remaining operations while minimizing the cost of its corporate functions. The Company has been successful in controlling expenses in periods of declining revenue and plans to continue doing so as the Company moves forward.

Service, Rent and Maintenance Revenue for the Three and Six Months ended November 30, 2005 and 2004

					Change from Previous Year
(dollars in thousands)	November 30, 2005	% of Oper Rev	November 30, 2004	% of Oper Rev	Dollars	%
Three Months Ended

Service, rent, and maintenance revenue
Paging	$3,714	68%	$4,600	72%	$(886)	-19%
Two-way radio	476	9%	453	7%	23	5%
Telemetry	51	1%	41	1%	10	24%

Service, rent, and maintenance revenue	$4,241	78%	$5,094	80%	$(853)	-17%

Six Months Ended

Service, rent, and maintenance revenue
Paging	$7,761	71%	$9,436	73%	$(1,675)	-18%
Two-way radio	965	9%	924	7%	41	4%
Telemetry	94	1%	76	1%	18	24%

Service, rent, and maintenance revenue	$8,820	81%	$10,436	81%	$(1,616)	-15%

Service, Rent and Maintenance Revenue Discussion for the Three and Six Months Ended November 30, 2005 and 2004

The decline in paging service revenue for the three and six months ended November 30, 2005 resulted primarily from fewer pagers in service. Pagers in service decreased to approximately 125,500 as of November 30, 2005 as compared to approximately 169,400 as of November 30, 2004, due to a continuing decline in the demand for one-way paging service and the completion of the sale of approximately 15,000 subscribers in the Georgia market to Satellink Communications, Inc. in July, 2005. Paging subscriber loss rates as a percentage of total paging subscribers (commonly called “Churn Rate”) has remained relatively flat from year to year, however, a stable Churn Rate on a declining base of subscribers results in a declining loss of gross subscribers each period which results in a declining loss of service revenues. Teletouch anticipates that the demand for one way paging services will continue to decline for the foreseeable future, which will result in reductions in service, rent and maintenance revenues due to the lower volume of subscribers.

Cost of Service, Rent and Maintenance for the Three and Six Months Ended November 30, 2005 and 2004

Cost of service, rent and maintenance expense consist of the following significant expense items:

(dollars in thousands)	November 30, 2005	November 30, 2004	Change from Previous Year
Three Months Ended

Cost of service, rent and maintenance
Tower lease expense	$580	$699	$(119)
Third party airtime and network telco costs	550	853	(303)
Salaries and other personnel expense	950	929	21
Office expense	203	171	32
Other expenses	78	85	(7)

Total cost of service, rent and maintenance	$2,361	$2,737	$(376)

Six Months Ended

Cost of service, rent and maintenance
Tower lease expense	$1,245	$1,431	$(186)
Third party airtime and network telco costs	1,235	1,618	(383)
Salaries and other personnel expense	1,950	1,905	45
Office expense	365	389	(24)
Other expenses	217	176	41

Total cost of service, rent and maintenance	$5,012	$5,519	$(507)

Explanations for changes in expenses greater than 50,000 are provided below:

Cost of Service, Rent and Maintenance Discussion for the Three and Six Months Ended November 30, 2005 and 2004

•	The decrease in tower lease expense for the three and six months ended November 30, 2005 is attributable to the sale of the PNI paging network in July 2005, shutting down the 0AT frequency in August 2005 and an internal review of the Company’s tower leases which resulted in a reduction of tower leases compared with the same periods from the prior year.

•	The decrease in third party airtime and network telco costs for the three and six months ended November 30, 2005 is due primarily to the continued decline in the paging subscriber base as well as a reduction in paging subscribers with coverage on other affiliate’s paging network. The decrease is also attributable to an internal review of the Company’s telephone charges which resulted in disconnecting unnecessary phone lines, trunks and telephone services.

Sales Revenue and Cost of Products Sold for the Three and Six Months ended November 30, 2005 and 2004

(dollars in thousands)	November 30, 2005	% of Oper Rev	November 30, 2004	% of Oper Rev	Change from Previous Year
					Dollars	%
Three Months Ended

Product sales revenue
Pagers and accessories	$121	2%	$158	3%	$(37)	-24%
Two-way radios and parts	965	18%	1,030	16%	(65)	-6%
Telemetry devices and accessories	93	2%	67	1%	26	39%
Other	7	0%	24	0%	(17)	-71%

Total product sales revenue	$1,186	22%	$1,279	20%	$(93)	-7%

Cost of products sold	$768	14%	$1,205	19%	$(437)	-36%

Six Months Ended

Product sales revenue
Pagers and accessories	$237	2%	$346	3%	$(109)	-32%
Two-way radios and parts	1,719	16%	1,804	14%	(85)	-5%
Telemetry devices and accessories	128	1%	173	2%	(45)	-26%
Other	21	0%	59	0%	(38)	-64%

Total product sales revenue	$2,105	19%	$2,382	19%	$(277)	-12%

Cost of products sold	$1,441	13%	$2,203	17%	$(762)	-35%

Sales Revenue and Cost of Products Sold Discussion for the Three and Six Months Ended November 30, 2005 and 2004

Product sales revenue:

The decrease in paging sales revenue for the three and six months ended November 30, 2005 is attributable primarily to a continuing decline in paging subscriber base particularly within the wholesale distribution channel which has historically accounted for the largest percentage of the pager equipment sales. Teletouch’s current business customers that purchase paging services primarily lease their paging equipment from the Company.

The decrease in two-way radios and parts sales revenue for the three and six months ended November 30, 2005 is due primarily to a decline in slight decline in sales contracts to entities utilizing 2005 federal grant monies under the Homeland Security programs. Some of the federal grant monies for the later part of calendar 2005 were diverted for disaster relief in the wake of the hurricane damage sustained on the Gulf Coast. The Company anticipates that additional grant monies will be made available during calendar 2006 for local public safety entities to continue upgrading their communications systems.

Cost of products sold:

The decrease in cost of products sold for the three and six months ended November 30, 2005 is primarily due to the decrease in inventory obsolescence expense as well as a decline in product sales. Inventory obsolescence expense was $0 for the three months ended November 30, 2005 as compared to $331,000 for the three months ended November 30, 2004 and $16,000 for the six months ended November 30, 2005 as compared to $562,000 for the six months ended November 30, 2004. The inventory write-offs in first six months of fiscal 2005 were related to slow moving paging inventory and identifying obsolete two-way radios, pager parts and cellular inventory. A portion of the write offs were attributable to the impairment of the majority of the fixed monitoring telemetry devices in stock after the Company made a decision to withdraw from this product line. During the current year, the Company has maintained a much lower level of inventory within all of its businesses and has focused on purchasing only inventory that has been requested by customers versus purchasing larger quantities of inventory to achieve volume pricing.

Selling and General and Administrative Expenses for the Three and Six Months ended November 30, 2005 and 2004

Selling and general and administrative expenses consist of the following significant expense items:

(dollars in thousands)	November 30, 2005	November 30, 2004	Change from Previous Year
Three Months Ended

Selling and general and administrative expenses
Salaries and other personnel expenses	$841	$1,124	$(283)
Office expense	39	92	(53)
Advertising expense	20	56	(36)
Professional fees	509	130	379
Taxes and licenses fees	91	158	(67)
Stock-based compensation expense	(62)	42	(104)
Other expenses	380	454	(74)

Total selling, general and administrative expenses	$1,818	$2,056	$(238)

Six Months Ended

Selling and general and administrative expenses
Salaries and other personnel expenses	$1,782	$2,186	$(404)
Office expense	106	187	(81)
Advertising expense	39	103	(64)
Professional fees	694	364	330
Taxes and licenses fees	195	321	(126)
Stock-based compensation expense	—	—	—
Other expenses	732	866	(134)

Total selling, general and administrative expenses	$3,548	$4,027	$(479)

Explanations for changes in expenses greater than $50,000 are provided below:

Selling and General and Administrative Expenses Discussion for the Three and Six Months Ended November 30, 2005 and 2004

•	The decrease in salaries and other personnel expense for the three and six months ended November 30, 2005 is due to a reduction in the number of selling and general and administrative employees, 17 employees as of November 30, 2005 as compared to 58 employees as of November 30, 2004.

•	The decrease in office expense for the three and six months ended November 30, 2005 is primarily due to the relocation of the corporate office in December 2004 which resulted in a monthly lease expense savings of approximately $10,000.

•	The decrease in advertising expense for the six months ended November 30, 2005 is primarily due to the Company’s decision to discontinue the majority of its marketing efforts related to the Telemetry product line during the first quarter of fiscal 2006.

•	The increase in professional fees for the three and six months ended November 30, 2005 is due primarily to accounting and legal fees related to the preparation of the Company’s response to a comment letter received from the Securities and Exchange Commission related to the Company’s Form 10-K for the year ended May 31, 2004. Additional professional fees were incurred during this period related to the negotiation of an asset purchase agreement related to the proposed sale of the paging business as well as related to certain management fees in the amount of $50,000 per month paid to the prospective buyer of the Company’s paging business which began September 1, 2005 and will terminate upon the closing of the transaction. The management fees being paid by the Company are for services provided by the buyer related to managing the day to day operations of the paging business subsequent to the execution of the asset purchase agreement.

•	The decrease in taxes and licenses fees for the three and six months ended November 30, 2005 compared with the same period from the prior year is primarily due to a reduction in franchise tax, state income tax and ad valorem taxes as a result of lower revenues, lower inventory levels and a reduced value of fixed assets. Additionally, fees paid to the Federal Communications Commission related to maintaining the Company’s paging licenses were reduced during this period resulting from decreased revenues.

•	The decrease in stock-based compensation expense for the three months ended November 30, 2005 is attributable to a decrease in the market price of the Company’s stock for the three months ended November 30, 2005 when compared to the same period from the prior year.

•	The decrease in other expenses for the three months ended November 30, 2005 as compared to same period from the prior year is attributable to fewer bank and credit card charges due to reduced number of bank accounts as well as a reduction in bad debt due to improved collection efforts. The decrease is also attributable to lower non-personnel insurance premiums, particularly related to the renewal of the Company’s directors and officers liability policy. The decrease in other expenses is partially offset by an increase in investor relations expense related to a $45,000 listing fee with the American Stock Exchange for the issuance of shares to TLL Partners paid in November 2005 related to the conversion of 1,000,000 shares of Series C Preferred Stock to 44,000,000 shares of the Company’s Common Stock.

Other Operating Expenses for the Three and Six Months Ended November 30, 2005 and 2004

(dollars in thousands)	November 30, 2005	November 30, 2004	Change from Previous Year
Three months ended
Depreciation and amortization	$503	$829	$(326)
Loss (Gain) on sale of assets	(1)	3	(4)

Total other operating expenses	$502	$832	$(330)

Six months ended
Depreciation and amortization	$1,264	$1,734	$(470)
(Gain) on sale of assets	(2)	(51)	49

Total other operating expenses	$1,262	$1,683	$(421)

Other Operating Expenses Discussion for the Three and Six Months Ended November 30, 2005 and 2004

Depreciation and amortization: The decline in depreciation and amortization expense is due to the continued effort of the Company to purchase equipment only as necessary to maintain the paging infrastructure and an adequate supply of pagers to lease to customers as well as the aging of the existing capital assets that have been fully depreciated. For the three months ended November 30, 2005, depreciation expense declined approximately $105,000 as a result of the reduction of the Company’s leased pager fleet and $197,000 due to paging infrastructure assets that were fully depreciated as compared to the same period from the prior year. For the six months ended November 30, 2005, depreciation expense declined approximately $243,000 as a result of the reduction of the Company’s leased pager fleet and $197,000 due to paging infrastructure assets that were fully depreciated as compared to the same period from the prior year. Many of the Company’s paging infrastructure assets acquired in 1995, during the time the Company’s major paging business expansion through acquisition, became fully depreciated late in the first quarter of fiscal 2006.

Interest Expense, Net of Interest Income for the Three and Six Months Ended November 30, 2005 and 2004

Interest expense, net of interest income primarily consists of the accretion of the redeemable common stock purchase warrants and common stock payable and the interest related to various automobile notes.

Income Tax Expense (Benefit) for the Six Months Ended November 30, 2005 and 2004

The effective benefit tax rate was 21% prior to a valuation allowance of approximately $115,000 recorded against deferred tax assets resulting in tax expense of $0 for the six months ended November 30, 2005. For the six months ended November 30, 2004, the Company’s effective tax benefit rate was 29%. The difference in the effective benefit rate and the statutory rate is due primarily to interest expense related to the redeemable common stock warrants being non-deductible for tax purposes.

FINANCIAL CONDITION

(dollars in thousands)	November 30, 2005	November 30, 2004	Change
Cash provided by operating activities	$200	$2,040	$(1,840)
Cash used in investing activities	(317)	(747)	430
Cash used in financing activities	(224)	(106)	(118)

Net increase (decrease) in cash	$(341)	$1,187	$(1,528)

Operating Activities

Teletouch’s cash balance was $0.9 million as of November 30, 2005 as compared to $1.3 million at May 31, 2005. The decrease in cash provided by operations during the six months ended November 30, 2005 over the same period in the prior year is primarily due to a increased losses in paging business primarily due to $1,784,000 reduction in paging service revenues resulting from the continuing decline in paging subscribers. Additionally, during the first quarter of fiscal 2006, the Company paid approximately $531,000 in previously accrued management bonuses related to fiscal 2005. The decrease in cash provided by operations is also due to an increase in accounts receivable of $227,000 during the six months ended November 30, 2005 as compared to May 31, 2005 versus enhanced collections in accounts receivable of $250,000 for the six months ended November 30, 2004. The growth in accounts receivable from May 2005 to November 2005 relates primarily to certain receivables within the two-way radio segment that are due from local entities waiting on federal funding.

Investing Activities

Cash used by investing activities decreased during the six months ended November 30, 2005 as compared to the same period in the prior year due to a $430,000 reduction in capital expenditures, of which approximately $230,000 related to reduced spending on leased pagers, $146,000 in reduced computer equipment and software purchases and $54,000 in reduced vehicle purchases, all of which relate to continued declines in the paging business and reduced operations within the Company.

Teletouch’s operations require capital investment to purchase inventory for lease to customers and to acquire paging infrastructure equipment to support the Company’s existing subscribers. Net capital expenditures, including pagers, were $387,000 and $817,000 for the first six months of fiscal years 2006 and 2005, respectively. Teletouch anticipates capital expenditures to continue to decline during the remainder of fiscal 2006 due primarily to the continuing decline in the number of leased pagers in service, which will result in total capital expenditures declining as compared to fiscal 2005. Additionally, the Company plans to replace only necessary equipment to maintain the paging infrastructure. If the sale of the paging business discussed above does not occur, Teletouch expects to pay for these expenditures with cash generated from operations.

Financing Activities

The increase in cash used by financing activities for the six months ended November 30, 2005 as compared to the same period in the prior year was primarily due to payments of $196,000 for the redeemable common stock payable in the first six months of fiscal 2006.

Current Position/Future Requirements

It will become necessary for the Company to exit its core paging business in 2006 to raise sufficient cash to purchase one or more growing businesses in order to continue to generate sufficient cash flow going forward. This decision was made by the Company’s Board of directors in July 2005 and, as discussed above, the Company has located a buyer for its paging business. The Company has struggled for the past several years to minimize the costs of operating its paging business in a time of declining revenues. With paging revenues expected to continue declining for the foreseeable future and a relatively fixed cost structure of maintaining the paging network and infrastructure, it has become increasingly difficult to maintain a positive cash flow from the paging business. The two-way radio business experienced some revenue growth in 2005 and has stabilized at this level to date in fiscal 2006 due to homeland security grants being made available to local public safety entities to upgrade their communications systems. We believe these revenue opportunities will extend for the next few years at which time some of these customers utilizing homeland security grant monies today may have limited needs for replacement or upgrades of their radio systems in future years which could result in a decline in revenues for the two-way radio segment of the Company. The two-way radio business also operates a radio system on which it sells subscription services. The Company does not believe the two-way radio business is a high growth business, although it has been a stable business for the Company for many years.

After selling the paging business, the Company plans to acquire one or more growth companies and integrate them into the existing infrastructure at Teletouch. The Company believes that the sale of its paging business is necessary at this point while there is still value in this business and has currently identified and is in negotiations with several target companies for acquisition. In the interim period after the sale and through the time a new company is acquired, Teletouch will continue to operate as a publicly traded company in the two-way radio and telemetry business. The Company anticipates integrating its ongoing telemetry operations with one of the potential acquisition targets. Most of the efforts over the coming months will focus on minimizing expenses of the remaining operations while securing additional financing to complete an acquisition.

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

As of November 30, 2005, the Company has no borrowings outstanding under its $2.2 million promissory note with TLL Partners. Any borrowings under this arrangement are subject to the approval of the PCCI Board of Directors and availability of funds. TLL Partners is a wholly owned subsidiary of PCCI. The Company has had limited borrowings under this agreement in the past and has been given no assurances from TLL Partners or PCCI that the necessary approval would be given by the PCCI Board of Directors to fund any future operating or capital needs of Teletouch. The Company’s management does not anticipate that the necessary approvals would be granted by the PCCI Board of Directors; therefore, it is operating under the assumption that there are no available borrowings under this agreement.

There is no assurance that the Company will be able to improve its cash flow from operations, obtain additional third party financing, generate additional new revenues, or complete any acquisitions it is evaluating. If a combination of these events does not occur, the Company may not have sufficient cash to operate the business over the next year from the proceeds of the sale of the paging business alone. The sale of the paging business is contingent on shareholder approval. As a result of certain rights contained in 6,000,000 redeemable common stock warrants issued by the Company as part of its debt and equity restructuring in 2002 (the “GM Warrants”), the holders of these warrants have a right to vote separately as a class on the sale of the paging business since these rights are triggered upon a sale of “substantially all of the assets of the Company”, as defined in the terms of the GM Warrants. On September 19, 2005, the holders of the GM Warrants notified the Company of their intent to accelerate the redemption of the GM Warrants based on the same trigger event that allows them voting rights causing the $3,000,000 redemption value to become due and payable upon the closing of this sale. Under the basic terms of the GM Warrants the redeemable common stock warrants could not be redeemed until December 2007. The Company is currently negotiating for a reduction in the amount due to the holders of the GM Warrants upon the closing of the sale of the paging business and believes if it is unsuccessful in its negotiations, the holders of the GM Warrants may vote against the sale of the paging business and block this transaction. Robert M. McMurrey, Chairman of Teletouch, controls approximately 92% of the outstanding common stock of Teletouch as of the date hereof, has agreed to vote in favor of the sale of the paging business unless an agreement cannot be reached with the holders of the GM Warrants which reduces the amount payable upon the sale of the paging business. The sale of the paging business is expected to close within ten days following the receipt of the required shareholder approval. The Company filed preliminary proxy solicitation materials on January 3, 2006 in connection with a special meeting of the shareholders of the Company to be held to vote on this proposed asset sale transaction. The Company has tentatively scheduled this special meeting of its shareholders for March 1, 2006.

Based on current and anticipated levels of operations, the Company’s management anticipates that net cash provided by the sale of the paging business, if the Company is successful in closing this sale, together with the $0.09 million of cash on hand will be adequate to meet its anticipated cash requirements for the next twelve months if the Company is successful in its negotiations to reduce the amount due under the GM Warrants upon the sale of the paging business as discussed above. Additional financing will likely be necessary to complete any acquisitions during this period. During the next twelve months, management estimates that it will need approximately $2.2 million to maintain the administrative and corporate functions of the Company and between $0.5 million and $1.5 million to settle its obligations under its redeemable common stock warrants if the Company is successful in closing on the sale of its paging business and the warrant holders are successful in accelerating their redemption rights.

Going Concern Matters

As of November 30, 2005, the Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred net losses of $122,000 and $364,000 in the three months ended November 30, 2005 and 2004, respectively and $553,000 and $586,000 in the six months ended November 30, 2005 and 2004, respectively, primarily due to continued declines in its paging revenues. As of November 30, 2005, the Company had a working capital surplus of $119,000. The Company has sustained its operations primarily through continuous cost reductions. During

2005, the Company attempted to secure additional debt financing to fund a potential acquisition and provide additional working capital to the Company but was unable to do so due to the declining performance of the Company’s paging business. As a result of the continued deterioration of the Company’s financial position and its operating results, the Company entered into an agreement in August 2005 to sell substantially all of the assets related to the paging business and this transaction is expected to close in March 2006 if shareholder approval is obtained. The sale of the Company’s paging business, combined with additional financing, is expected to generate sufficient cash to enable the Company to acquire a profitable and growing business that could support the embedded overhead costs of remaining a public company and return the Company to profitability. There can be no assurance, however, that we will be successful in selling the assets related to the paging business, or that we will be able to complete any additional debt or equity financing on favorable terms.

If the Company is unable to complete the contemplated sale, realization of a major portion of the assets in the accompanying consolidated balance sheet would be dependent upon continued operations of the Company. The Company has been successful in its efforts to grow its two-way revenues, stabilize the rate of decline in its paging business while reducing expenses in this business and reduce its overhead costs. However, these successes have not been sufficient to overcome the loss in profitability resulting from the significant decline in the Company’s paging subscriber bases over the past several years. Further, the Company has been unsuccessful in securing any additional financing during the year and has continued to be unable to grow the revenues from the telemetry business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Obligations and Commitments

As of November 30, 2005, our contractual payment obligations under our long-term debt agreements and operating leases for office and transmitter locations are indicated in the table below. For purposes of the table below, purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify significant terms, including: fixed or minimum quantities to be purchased, minimum pricing and the approximate timing of transactions. Teletouch has no such purchase obligations at November 30, 2005. Other long-term liabilities is comprised of certain redeemable common stock warrants issued in conjunction with the Company’s debt restructuring in May 2002 and certain shares of Teletouch Common Stock which were issued in February 2005 in conjunction with the purchase of certain assets from Delta Communications, Inc.

(in thousands)	Twelve Months Ending November 30,
Significant Contractual Obligations	Total	2006	2007	2008	2009	Thereafter
Debt obligations	$186	$92	$82	$12	$—	$—
Operating lease obligations	4,888	2,349	1,200	789	440	110
Other long-term liabilities	3,267	267	3,000	—	—	—

Total significant contractual cash obligations	$8,341	$2,708	$4,282	$801	$440	$110

Redemption of Common Stock Purchase Warrants: On September 19, 2005 the Company received notice from the holders of 6,000,000 common stock warrants (the “GM Warrants”) of their intent to redeem these warrants upon the sale of the paging business. Under the terms of the GM Warrants, the holder may accelerate the redemption of the warrants upon the sale of significantly all of the Company’s assets. Under the initial terms of the GM Warrants, they could be redeemed at $0.50 per warrant, at the option of the holder in December 2007. The holders of the GM Warrants have claimed that the sale of the paging business represents significantly all of the Company’s assets. The Company is in the process of negotiating with the holders of the warrants an arrangement that will defer a portion of the redemption value of these warrants.

If the Company is unsuccessful in negotiating a settlement or alternative arrangement with the holders of the GM Warrants and continues with the sale of the paging business, the Company would be obligated to redeem the GM Warrants for $3,000,000 shortly after the closing on the sale of the paging business. As of November 30, 2005, the Company has recorded this as a long-term liability at its fair value of $2,296,000. The GM Warrants are being accreted in value over time to their redemption value of $3,000,000 in December 2007 according to their original terms. If the Company is unsuccessful in negotiating a settlement or alternative arrangement with the holders of the GM Warrants and continues with the sale of the paging business, the Company will record a charge to net income equal to the difference in the carrying value of the GM Warrants at that date and $3,000,000 and this amount will be classified as a current liability to be paid after the closing on the sale of the paging business. Additionally, under the rights of the GM Warrants, the holders are allowed to vote these shares as a separate class on matters involving a sale of substantially all of the assets of the Company. The sale of the paging business triggers this voting right which requires their vote to complete the sale transaction.

Redeemable Common Stock Payable: On January 29, 2004, Teletouch acquired substantially all of the two-way radio assets of DCAE, Inc. d/b/a Delta Communications, Inc. (“Delta”), and in conjunction, the Company deferred the issuance of 640,000 shares of Teletouch’s common stock subject to certain reductions specified in the asset purchase agreement between Teletouch and Delta that could not exceed 100,000 shares of common stock. This obligation was payable on February 15, 2005 but due to certain negotiations with Delta regarding certain share reductions allowable under the purchase agreement, the Company did not issue any of these securities until March 2005. During March 2005, the Company and Delta agreed to a net number of shares to be issued of 580,000 shares of Teletouch common stock. Before the issuance of this common stock, Delta notified the Company of its intention to immediately redeem 25% of these securities in accordance with the purchase agreement, therefore, in March 2005, the Company issued 435,000 shares of its common stock to Delta and a payment of $152,250 for the redemption of the remaining 145,000 shares of common stock that Delta chose to redeem.

The shares of common stock issued contain a put option allowing the holder to sell 25% of the remaining shares held each quarter back to the company at a specified price as follows:

Date in Which Stock Can be Put Back to Company	Put Price	Shares
November 30, 2005	$1.05	61,172
February 28, 2006 - November 30, 2006	$1.10	183,515

		244,687

On December 1, 2005 Delta redeemed 61,172 shares of its redeemable common stock at $1.05 per share receiving a cash payment of $64,230 from the Company.

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

Allowance for Doubtful Accounts: Estimates are used in determining the allowance for doubtful accounts and are based on historic collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages Teletouch reviews historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues; Teletouch compares the ratio of the allowance for doubtful accounts to gross receivables to historic levels and Teletouch monitors collections amounts and statistics. Teletouch’s allowance for doubtful accounts is approximately $112,000 as of November 30, 2005. Based on the information available to the Company, management believes the allowance for doubtful accounts as of November 30, 2005 was adequate. However, actual write-offs might exceed the recorded allowance.

Reserve for Inventory Obsolescence: Reserves for inventory obsolescence are computed using estimates that are based on sales trends, a ratio of inventory to sales, and a review of specific categories of inventory. In establishing its reserve, Teletouch reviews historic inventory obsolescence experience including comparisons of previous write-offs to provision for inventory obsolescence and the inventory count compared to recent sales trends. The Company recorded additional telemetry inventory reserves of approximately $54,000 in the first quarter of fiscal 2006 related to the impairment of the aging VisionTrax™ and Panther product line. Teletouch management cannot guarantee that the Company will experience better obsolescence rates than it has in the past which could result in material differences in the reserve for inventory obsolescence and the related inventory write-offs. The reserve for inventory obsolescence is approximately $187,000 at November 30, 2005.

Provision for Income Taxes: The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods. The provision for income taxes is approximately $736,000 at November 30, 2005.

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

As discussed throughout this filing there is substantial doubt about the Company’s ability to continue as a going concern if it is unable to complete the sale of its paging business as contemplated. The following operational risks are included to discuss the factors that may impact the Company in the normal course of business. The operational and industry risks described below should be read understanding the overall risk to the Company that it may be unable to complete the sale transactions due to any or all of the following:

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

If the sale transaction is unable to be completed, the Company would be faced with running the business in an aggressive manner to generate sufficient cash to offset the cost of maintaining its status as a public company. This manner of reducing expenses to maximize cash flows would have a negative impact on revenues and limit the viability of the Company going forward.

Operational Risks

Teletouch may be unable to secure the financing needed for future acquisitions

Teletouch may be unable to secure financing or only be presented with financing options that contain unfavorable terms to finance future acquisitions. If financing is unavailable to the Company, Teletouch will be unable to complete the acquisitions it is currently evaluating which could generate additional revenues. The Company would then be forced to grow its revenues from its existing businesses, which to-date has proved difficult without adequate capital funding.

Teletouch must continue to minimize the reduction in its subscriber base while expanding its product offerings to offset the losses in its paging service revenues.

Teletouch’s future revenue growth is not dependent on any single or small group subscriber base, but will continue to concentrate on business accounts and on individuals interested in continuity, quality and personal service. As of November 30, 2005, Teletouch had approximately 125,500 pagers in service as compared to approximately 169,400 pagers in service as of November 30, 2004. Teletouch must minimize the reduction in its subscriber base and expand its product offerings to generate revenues to offset the losses in its paging service revenues. There is no guarantee that our future efforts in this area will decrease subscriber attrition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We did not have any foreign currency hedges or other derivative financial instruments as of November 30, 2005. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q (“the Quarterly Report”), our Chief Executive Officer and Interim Chief Financial Officer (the “Certifying Officers”) have conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding the required disclosure. Based on their evaluation of these disclosure controls and procedures, the Certifying Officers have concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

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

In October 2005, Teletouch filed suit in Federal court against Richard D. Fry (“Fry”), a former employee, and Locatient, Ltd., an Oklahoma limited liability company, claiming copyright infringement and theft of trade secrets, among other things. The suit claims that Fry used Company trade secrets to develop a software package while he was working for Teletouch. The Company claims that the software package Fry developed while working for the company is based on the same database structure and format that he developed while working at Teletouch. The suit seeks an injunction to prevent Fry from continuing to sell and market software based on the Company’s copyrighted work, and award of actual and exemplary damages. As of the date hereof there have been no changes in the status of this lawsuit since it was filed. The Company continues to believe it will prevail as this suit moves forward based on the results of an independent evaluation of its software package compared to the package being marketed by Fry.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Summary of Stock Repurchases

(unaudited)

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2005 to June 30, 2005	108,750	$1.05	108,750	326,250
July 1, 2005 to July 31, 2005	—	—	—	326,250
August 1, 2005 to August 31, 2005	—	—	—	326,250
September 1, 2005 to September 30, 2005	81,563	1.05	81,563	244,687
October 1, 2005 to October 31, 2005	—	—	—	244,687
November 1, 2005 to November 30, 2005	—	—	—	244,687

Total	190,313	$1.05	190,313	244,687

All shares detailed above were repurchases related to certain redeemable shares of common stock issued by the Company in March 2004 to purchase the two-way radio assets of DCAE, Inc. d/b/a Delta Communications. For a description of these redeemable shares of common stock, see Note 10 to the consolidated financial statements “Redeemable Common Stock Payable”.

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

Date: January 17, 2006	TELETOUCH COMMUNICATIONS, INC. Registrant

	By:	/s/ Thomas A. Hyde, Jr.
Thomas A. Hyde, Jr. Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Douglas E. Sloan
Douglas E. Sloan Interim Chief Financial Officer (Principal Financial and Accounting Officer)