Form 10-Q
period 2006-02-28
TELETOUCH COMMUNICATIONS INC
filed 2006-04-13
CIK 928659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-13436

TELETOUCH COMMUNICATIONS, INC.

(Name of registrant in its charter)

Delaware	75-2556090
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5718 Airport Freeway, Fort Worth, Texas 76117 (800) 232-3888

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

Common Stock, $.001 par value – 48,689,616 shares outstanding as of April 10, 2006

TELETOUCH COMMUNICATIONS, INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements and information relating to Teletouch Communications, Inc. and its subsidiaries that are based on management’s beliefs as well as assumptions made by and information currently available to management. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to Teletouch Communications, Inc. or its management, are forward-looking statements. Although these statements are based upon assumptions management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including, but not limited to, those factors set forth below under the captions “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Additional Factors That Affect Our Business, Future Operating Results, and Financial Condition”. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the discussion under “Additional Factors That Affect Our Business, Future Operating Results, and Financial Condition”.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

ASSETS

	February 28, 2006	May 31, 2005
CURRENT ASSETS:
Cash and cash equivalents	$1,804	$1,283
Accounts receivable, net of allowance of $112 in fiscal 2006 and $106 in fiscal 2005	1,494	1,265
Inventories, net of reserve of $117 in fiscal 2006 and $105 in fiscal 2005	639	906
Current income tax receivable	—	689
Deferred income tax assets	50	52
Prepaid expenses and other current assets	209	247

Total Current Assets	4,196	4,442

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $15,623 in fiscal 2006 and $15,609 in fiscal 2005	4,554	5,660

GOODWILL	343	343

OTHER INTANGIBLE ASSETS:
Subscriber bases	226	226
FCC licenses	103	103
Non-compete agreements	95	95
Internally-developed software	149	149
Accumulated amortization	(347)	(269)

Total Other Intangible Assets	226	304

DEFERRED INCOME TAXES	126	86

TOTAL ASSETS	$9,445	$10,835

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

(unaudited)

(in thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	February 28, 2006	May 31, 2005
CURRENT LIABILITIES:
Accounts payable	$870	$1,038
Accrued expenses and other current liabilities	1,605	2,131
Current portion of long-term debt	108	74
Current portion of redeemable common stock payable	188	352
Current portion of unearned sale/leaseback profit	418	418
Deferred revenue	635	595

Total Current Liabilities	3,824	4,608

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	55	102
Redeemable common stock purchase warrants	2,401	2,100
Redeemable common stock payable, net of current portion	—	88
Unearned sale/leaseback profit, net of current portion	323	640

Total long-term liabilities	2,779	2,930

TOTAL LIABILITIES	6,603	7,538

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY :
Series A cumulative convertible preferred stock, $.001 par value, 15,000 shares authorized, 0 shares issued and outstanding in fiscal 2006 and fiscal 2005	—	—
Series B convertible preferred stock, $.001 par value, 411,457 shares authorized, 0 shares issued and outstanding in fiscal 2006 and fiscal 2005	—	—
Series C convertible preferred stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding in fiscal 2006 and 1,000,000 shares authorized, issued and outstanding in fiscal 2005	—	1
Common stock, $.001 par value, 70,000,000 shares authorized, 49,416,189 shares issued in fiscal 2006 and 5,411,189 shares issued in fiscal 2005	49	5
Additional paid-in capital	31,951	31,915
Treasury stock, 680,694 shares held in fiscal 2006 and 429,209 shares held in fiscal 2005	(185)	(185)
Accumulated deficit	(28,973)	(28,439)

Total Shareholders’ Equity	2,842	3,297

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,445	$10,835

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except shares and per share amounts)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2006	2005	2006	2005
Operating revenues:
Service, rent, and maintenance revenue	$4,054	$4,795	$12,874	$15,231
Product sales revenue	967	1,073	3,072	3,455

Total operating revenues	5,021	5,868	15,946	18,686

Operating expenses:

Cost of service, rent and maintenance (exclusive of depreciation and amortization included below)	2,319	2,690	7,331	8,209
Cost of products sold	529	917	1,970	3,120
Selling and general and administrative	1,588	2,125	5,136	6,152
Depreciation and amortization	443	784	1,707	2,518
Loss (gain) on disposal of assets	10	21	8	(30)

Total operating expenses	4,889	6,537	16,152	19,969

Operating income (loss)	132	(669)	(206)	(1,283)

Interest expense, net	(113)	(121)	(328)	(332)

Income (loss) before income tax benefit	19	(790)	(534)	(1,615)
Income tax benefit	—	(253)	—	(492)

Net income (loss)	19	(537)	(534)	(1,123)
Participation rights of common stock purchase warrants in undistributed earnings	(2)	—	—	—

Net income (loss) applicable to common shareholders	$17	$(537)	$(534)	$(1,123)

Income (loss) per share applicable to common shareholders:
Basic	$—	$(0.12)	$(0.02)	$(0.25)

Diluted	$—	$(0.12)	$(0.02)	$(0.25)

Denominator for income (loss) per share - weighted average number of common shares outstanding:
Basic	48,740,163	4,546,980	23,994,432	4,546,980

Diluted	55,027,689	4,546,980	23,994,432	4,546,980

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended February 28,
	2006	2005
Operating Activities:
Net loss	$(534)	$(1,123)
Depreciation and amortization	1,707	2,518
Non-cash compensation expense	78	5
Non-cash interest expense	307	259
Provision for losses on accounts receivable	54	147
Provision for inventory obsolescence	80	731
Loss/(gain) on disposal of assets	8	(30)
Amortization of unearned sale/leaseback profit	(317)	(318)
Deferred income taxes	(38)	(260)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(284)	87
Inventories	273	478
Current income tax receivable	689	(237)
Prepaid expenses and other assets	37	147
Accounts payable	(168)	(250)
Accrued Expenses and other current liabilities	(526)	61
Deferred revenue	41	39

Net cash provided by operating activities	1,407	2,254

Investing Activities:
Capital expenditures, including pagers	(661)	(1,192)
Intangible assets	—	(4)
Acquisitions, net of cash acquired	—	(1)
Proceeds from sale of assets	76	79

Net cash used for investing activities	(585)	(1,118)

Financing Activities:
Proceeds from borrowings	—	62
Payments on long-term debt and redeemable common stock	(302)	(141)
Proceeds from exercise of employee stock options	1	—

Net cash used for financing activities	(301)	(79)

Net increase in cash and cash equivalents	521	1,057
Cash and cash equivalents at beginning of period	1,283	72

Cash and cash equivalents at end of period	$1,804	$1,129

Supplemental Cash Flow Data:
Cash payments for interest	$21	$82

Non-Cash Transactions:
Purchase Price Adjustment-Delta Communications, Inc.	$—	$38

Exchange of Note Receivable for Note Payable	$—	$258

Transfer of pager inventory to fixed assets	$86	$297

Purchase of vehicles with bank financing	$31	$90

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of Teletouch Communications, Inc. and our wholly-owned subsidiaries (collectively, the “Company” or “Teletouch”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of financial position, results of operations and cash flows for the interim periods presented have been made. The results of operations for the three and nine months ended February 28, 2006, are not necessarily indicative of the results to be expected for the full year.

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

Financial Condition and Going Concern: As of February 28, 2006, the Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Although the Company generated a net income of $19,000 for the current quarter it has incurred a net loss of $534,000 for the nine months ended February 28, 2006. Teletouch estimates that it will incur a net loss during the fourth quarter as a result of continued declines in revenues and additional costs expected related to planned office relocations and continued professional fees related to the finalizing a contemplated sale of the Company’s paging business. In the comparable period of the prior year, the Company incurred a net loss of $537,000 and $1,123,000 for the three and nine months ended February 28, 2005, respectively. As of February 28, 2006, the Company had working capital of $372,000. The Company has sustained its operations primarily through continuous cost reductions. During 2005 and into 2006, the Company attempted to secure additional debt financing to fund potential acquisitions and provide additional working capital to the Company but has been unable to do so due to the declining performance of the Company’s paging business. As a result of the continued deterioration of the Company’s financial position and its operating results, the Company entered into an agreement in August 2005 to sell substantially all of the assets related to the paging business (see Note 3 to the Consolidated Financial Statements) and this transaction is targeted to close on or about June 30, 2006. The expected closing of this transaction continues to be delayed due to difficulties encountered gaining approval from the Securities and Exchange Commission (“SEC”) to hold a shareholders’ meeting to approve the transaction. The Company filed a preliminary proxy statement for a special meeting of its shareholders to approve among other proposals, this transaction in January 2006. The Company received SEC staff comments on this filing and is presently continuing to prepare responses to comments received on this proxy statement. The Company is exploring an alternate merger transaction that, if completed prior to the sale of the paging business, may allow the Company to sell its paging business without seeking shareholder approval. The sale of the Company’s core paging business, combined with additional financing, is expected to generate sufficient cash to enable the Company to acquire a profitable and growing business that could support the embedded overhead costs of remaining a public company and return the Company to profitability. There can be no assurance, however, that we will be successful in selling the assets related to the paging business, or that we will be able to complete any additional debt or equity financing on favorable terms.

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

For purposes of pro forma disclosures, the estimated fair value of stock options is amortized to expense over the options’ vesting period. Therefore, future pro forma compensation expense may be greater as additional options are granted. The Company’s pro forma information follows (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2006	2005	2006	2005
Net income (loss) applicable to common sharesholders as reported	$19	$(537)	$(534)	$(1,123)
Plus stock-based employee compensation expense included in reported net loss, net of related tax effects	78	5	78	5
Less total stock-based employee compensation determined under fair-value-based method, net of related tax effects	(40)	(32)	(106)	(167)

Pro forma net income (loss)	$57	$(564)	$(562)	$(1,285)

Basic earnings (loss) per share:
As reported	$—	$(0.12)	$(0.02)	$(0.25)

Pro forma	$—	$(0.12)	$(0.02)	$(0.28)

Diluted earnings (loss) per share:
As reported	$—	$(0.12)	$(0.02)	$(0.25)

Pro forma	$—	$(0.12)	$(0.02)	$(0.28)

Earnings (loss) Per Share: Basic earnings (loss) per share (“EPS”) is generally calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is generally calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding and potential shares outstanding. However, during the year, the Company had 1,000,000 shares of convertible Series C Preferred Stock and 6,000,000 redeemable common stock warrants (“GM Warrants”) outstanding which were convertible into 44,000,000 and 6,000,000 shares of common stock, respectively. On November 1, 2005, the 1,000,000 shares of Series C Preferred Stock were converted into 44,000,000 shares of common stock. These securities, prior to their conversion, are considered to be “Participating Securities” under Financial Accounting Standards No. 128 (“FAS 128”) for EPS calculations. The Series C Preferred Stock and the GM Warrants are considered Participating Securities because the common stock underlying these securities participates in dividends (if declared) at the same rate as the common shareholders. Emerging Issues Task Force (“EITF”) Topic 03-06 requires that Participating Securities be included in the computation of basic EPS using the two-class method, if the effect would be dilutive to EPS. Although both of these securities, prior to their conversion into common stock, meet the definition of Participating Securities since they participate in dividends, in light of the losses and the fact that there is no contractual obligation for the security holders to share in losses of the Company, they have not been included in the basic and diluted earnings per share calculations for the nine months ended February 28, 2006 and the three and nine months ended February 28, 2005. Because the Company reported a net income in the current quarter, a portion of the net income has been allocated to the participating GM Warrants as if dividends were declared leaving net income applicable to common shareholder for the computation of basic EPS.

The following table provides a reconciliation of the numerators and the denominators used to calculate basic and diluted loss per share as disclosed in our Consolidated Statement of Operations for the three and nine months ended February 28, 2006 and 2005 (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005
Numerator:
Net income (loss)	$19	$(537)	$(534)	$(1,123)
Participation rights of redeemable common stock purchase warrants in undistributed earnings (see percentage calculation below)	(2)	—	—	—

Numerator for basic net income (loss) per common share - income (loss) available to common shareholders under the two-class method	$17	$(537)	$(534)	$(1,123)
Participation rights of redeemable common stock purchase warrants in undistributed earnings	2	—	—	—

Numerator for diluted net income (loss) per common share - income (loss) available to common shareholders under the two-class method	$19	$(537)	$(534)	$(1,123)

Denominator:
Denominator for basic net income (loss) per common share - weighted-average shares	48,740	4,547	23,994	4,547
Effect of dilution due to redeemable common stock purchase warrants	5,874	—	—	—

Subtotal	54,614	4,547	23,994	4,547
Percentage of undistributed earnings allocated to common stock purchase warrants	10.8%	0.0%	0.0%	0.0%
Effect of dilution due to stock options	414	—	—	—

Denominator for diluted net income (loss) per common share - adjusted weighted-average shares	55,028	4,547	23,994	4,547

Net income (loss) per common share:
Basic	$0.00	$(0.12)	$(0.02)	$(0.25)

Diluted	$0.00	$(0.12)	$(0.02)	$(0.25)

The following securities were outstanding but were not included in the computation of diluted earnings per share due to their antidilutive effect (in thousands):

	Three Months Ended		Nine Months Ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005
Common stock options	1,803	1,982	1,803	1,982
Common stock purchase warrants	—	6,000	6,000	6,000
Series C Preferred Stock	—	44,000	—	44,000

	1,803	51,982	7,803	51,982

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

Sale of Paging Business

On August 22, 2005, the Company entered into an Asset Purchase Agreement (the “APA”) to sell substantially all of the assets of its paging business to Teletouch Paging, LP, a limited partnership, wholly-owned by an unrelated, private Fort Worth, Texas investment group, (the “Buyer”).

The assets included in the asset sale transaction include substantially all of the designated assets of the paging business (the “Acquired Assets”) with a net carrying value at February 28, 2006 of approximately $3.5 million.

The Buyer’s aggregate consideration for the Acquired Assets was originally contemplated to be approximately $5.25 million as of August 31, 2005 and would have been payable as follows: (i) $4,000,000 less the cumulative earnings before interest, taxes, depreciation and amortization (“EBITDA”) attributable to the paging business from September 1, 2005 through the closing date to be payable in cash to the Company on the closing date, (ii) $1,200,000 non-interest bearing note payable to the Company due in 12 monthly payments of $100,000 each beginning the earlier of the date that Buyer has satisfied its obligations under its senior borrowings or August 31, 2007 and (iii) the assumption of approximately $50,000 notes payable related to vehicles being sold (collectively, the “Purchase Price”). The $1.2 million promissory note payable to the Company was to be secured by a lien on the assets subject to customary subordination provisions required by the Buyer’s senior lender. On December 30, 2005, the First Amendment to the APA was executed under which the payment terms of the APA were amended to limit the reductions that can be taken against the cash portion of the consideration so that in no event would such amount be more or less than $2.2 million. Additionally, the First Amendment to the APA provided that the $1.2 million promissory note will be prepaid at closing. In March 2006, the Second Amendment to the APA was executed which amended the payment terms of the APA due to the continued delays in closing the sale of the paging business as discussed below. The Second Amendment to the APA maintains the cash portion of the consideration at $2.2 million, but re-establishes the adjustments to the final cash payment due at closing during the period from April 1, 2006 through the closing date. During the period between April 1, 2006 and the closing date, the cash payment will be reduced by the EBITDA of the paging business, reduced by interest charges incurred by the Buyer and increased by any approved capital expenditures related to the paging business. The Second Amendment to the APA also contains the provision that the $1.2 million promissory note will be prepaid at closing. Additionally, the Second Amendment allows for either the Company or the Buyer to terminate the agreement at anytime after June 30, 2006. Therefore, the total cash consideration payable to the Company if the closing takes place on or about June 30, 2006 is estimated to be between $2.4 and $2.7 million and the promissory note will be cancelled.

The Purchase Price is subject to adjustment based on the Company’s net working capital, as defined in the APA, at closing and the value of any excess net working capital transferred will be paid to the Company by the Buyer within 45 days of closing. As of February 28, 2006, approximately $368,000 in excess working capital, as defined in the APA, is related to the paging business and would be transferred to the Buyer if the transaction were to have closed at that date. Because the levels of working capital change monthly, there is no way to estimate the balance that will exist as of closing.

The APA also contains representations and warranties, indemnification and other provisions customary for agreements of this nature. Closing of the APA is contingent upon obtaining the approval of the Company’s shareholders as well as approvals from federal regulators and other customary closing conditions. The absence of these approvals at this stage presents transaction risks.

The expected closing of this transaction continues to be delayed due to difficulties encountered gaining approval from the SEC to hold a shareholders’ meeting to approve the transaction. The Company filed a preliminary proxy statement for a special meeting of its shareholders to approve among other proposals, this transaction in January 2006. The Company received SEC staff comments on the filing and is presently continuing to prepare responses to comments received on this proxy statement. The Company is exploring an alternate merger transaction that, if completed prior to the sale of the paging business, may allow the Company to sell its paging business without seeking shareholder approval.

The parties to the APA have also entered into a Management Agreement (“MA”), to facilitate a smooth transition of the paging business operations from Teletouch to the Buyer. In the MA, the Buyer has the authority, on a limited basis consistent with the effective regulations of the FCC, to implement operational policies and to provide general management services with respect to the day-to-day operations of TLL’s paging operations, subject to reporting to and approval of the Chief Executive Officer of Teletouch and its Board. As its compensation for the management services provided under the MSA, the Buyer shall be entitled to a flat fee each month during the period before the closing date, payable in two equal installments per month, beginning September 2, and 16, 2005, respectively. The term of the MSA will be from September 1, 2005 to the earlier of: (i) the APA final closing date, or (ii) the termination of the APA. In March 2006, the MSA was amended to increase the management fee from $50,000 to $100,000 per month beginning April 1, 2006 through the end of the term of the MSA. The management fees paid to the Buyer are charged against the EBITDA of the paging business resulting in a reduced offset to be taken by the Buyer against the cash consideration paid under the terms of the APA. If the Company closes on the sale of its paging business as anticipated it will recover all management fees paid to the Buyer through the cash consideration received at closing.

Redemption of Common Stock Purchase Warrants

On September 19, 2005 the Company received notice from the holders of the 6,000,000 GM Warrants of their intent to redeem these warrants upon the sale of the paging business. Under the terms of the GM Warrants, the holder may accelerate the redemption of the warrants upon the sale of substantially all of the Company’s assets. Under the initial terms of the GM Warrants, they could be redeemed at $0.50 per warrant, at the option of the holder in December 2007. The holders of the GM Warrants have claimed that the sale of the paging business represents substantially all of the Company’s assets. The Company is trying to negotiate a reduction in the amount due to the Warrant Holders upon the closing of the sale transaction and believes if it is unsuccessful in reaching terms on this obligation, the warrant holders may vote against the sale of the paging business. The Company is also exploring a merger transaction which, if completed prior to the sale of the paging business, may allow the Company to complete the paging business sale without seeking shareholder approval since the paging business would no longer represent substantially all of the Company’s assets if the merger is successful. The potential merger negotiations are early in the process but the Company believes this transaction may be the most expedient manner in which to complete the sale of its paging business without triggering the accelerated redemption of the GM Warrants.

If the Company is unable to complete the contemplated merger transaction and if the Company is unsuccessful in negotiating a settlement or alternative arrangement with the holders of the GM Warrants and receives shareholder approval to continue with the sale of the paging business, the Company may be obligated to redeem the GM Warrants for $3,000,000 shortly after the closing on the sale of the paging business. As of February 28, 2006, the Company has recorded this as a long-term liability at its fair value of $2,401,000. The GM Warrants are being accreted in value over time to their settlement value of $3,000,000 in December 2007 according to their original terms. If the redemption rights contained in the GM Warrants are accelerated the Company will record a charge to net income equal to the difference in the carrying value of the GM Warrants at that date and $3,000,000 and this amount will be classified as a current liability during any period these rights are triggered. Further, under rights included in the GM Warrants, the warrant holders will be permitted to vote separately as a class on matters involving the sale of substantially all of the assets of the Company. This right applies to the sale of the Company’s paging business (discussed above) and the approval of this transaction is dependent on receiving an affirmative vote from the holders of the GM Warrants unless the Company can complete an alternate transaction prior to the sale of its paging business that results in paging business no longer representing substantially all of the assets of the Company.

NOTE 4 – INVENTORY

The following table reflects the components of inventory (in thousands):

	February 28, 2006			May 31, 2005
	Cost	Reserve	Net Value	Cost	Reserve	Net Value
Pagers and parts	$353	$—	$353	$383	$(38)	$345
Two-Way radios and parts	270	(20)	250	390	(16)	374
Telemetry devices and parts	133	(72)	61	238	(11)	227

Total inventory and specific reserves	$756	$(92)	$664	$1,011	$(65)	$946
General obsolescence reserve	—	(25)	(25)	—	(40)	(40)

Total inventory and reserves	$756	$(117)	$639	$1,011	$(105)	$906

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	February 28, 2006	May 31, 2005
Leased pagers and radios	$2,306	$2,671
Paging infrastructure	15,437	16,176
Buildings and improvements	386	386
Other equipment	2,048	2,036

	20,177	21,269
Accumulated depreciation	(15,623)	(15,609)

	$4,554	$5,660

Depreciation expense was approximately $418,000 and $754,000 for the three months ended February 28, 2006 and 2005, respectively, and $1,630,000 and $2,430,000 for the nine months ended February 28, 2006 and 2005, respectively.

Property, plant and equipment is recorded at cost. Depreciation is computed using the straight-line method. The following table contains the property, plant and equipment by estimated useful life, net of accumulated depreciation as of February 28, 2006 (in thousands):

	Less than 3 years	3 to 4 years	5 to 9 years	10 to 14 years	15 to 19 years	20 years	Total Net Value
Buildings	$—	$—	$—	$—	$4	$8	$12
LAN & Other Computers	—	150	16	—	—	—	166
Equipment	—	32	3	2	—	—	37
Furniture & Fixtures	—	23	—	19	—	—	42
Leasehold Improvements	27	2	1	—	—	—	30
Office Equipment	—	2	4	1	—	—	7
Paging Infrastructure	—	1	258	87	2,092	3	2,441
Vehicles	—	—	206	—	—	—	206
Pager Fleet	—	1,475	—	—	—	—	1,475
Radio Fleet	—	15	—	—	—	—	15
Assets Not In Service	123	—	—	—	—	—	123

	$150	$1,700	$488	$109	$2,096	$11	$4,554

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible Assets with Indefinite Lives: In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company performs an annual impairment test of goodwill as well as evaluates this goodwill for recoverability upon any significant change in the business. There were no changes in the carrying amount of intangible assets with indefinite lives for the three or nine months ended February 28, 2006.

The reported goodwill of the Company at February 28, 2006 and May 31, 2005 relates entirely to the two-way radio segment and was purchased in the acquisition of the assets of Delta Communications and Electronics, Inc. which was completed in January 2004. The Company evaluates the recoverability of this goodwill at least once annually on March 1st of each year. There have been no changes in the two-way radio segment during the current quarter that would indicate to the Company that the carrying value of its goodwill may have been impaired during the period.

Intangible Assets with Definite Lives: The following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	February 28, 2006			May 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Business combinations:
Subscriber bases	$226	$(160)	$66	$226	$(143)	$83
FCC licenses	103	(24)	79	103	(15)	88
Non-compete agreements	95	(40)	55	95	(25)	70

	$424	$(224)	$200	$424	$(183)	$241

Internally developed assets:
Software	149	(123)	26	149	(86)	63

Balance at February 28, 2006 and May 31, 2005	$573	$(347)	$226	$573	$(269)	$304

Amortization is computed using the straight-line method based on the following estimated useful lives:

Subscriber bases	1-5 years
FCC licenses	9 years
Non-competition agreements	5 years
Internally-developed software	3 years

The intangible assets acquired in business combinations primarily relate to the purchase of the assets of Delta Communications in January 2004. The internally developed intangible assets relate to software developed to manage the Company’s telemetry data and customer reporting requirements.

Total amortization expense for the three months ended February 28, 2006 and 2005 was approximately $25,000 and $30,000, respectively and $77,000 and $88,000 for the nine months ended February 28, 2006 and 2005 respectively.

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of (in thousands):

	February 28, 2006	May 31, 2005
Accrued payroll and other personnel expense	$608	$999
Accrued state and local taxes	174	221
Unvouchered accounts payable	598	589
Customer deposits payable	55	118
Other	170	204

Total	$1,605	$2,131

NOTE 8 – INCOME TAXES

Teletouch uses the liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences reverse.

Significant components of the Company’s deferred taxes are as follows (in thousands):

	February 28, 2006	May 31, 2005
Deferred Tax Assets:
Current Deferred Tax Assets:
Accrued liabilities	$36	$32
Inventory reserves	4	—
Deferred revenue	38	39
Bad debt reserve	33	31

	111	102
Valuation Allowance	(48)	(32)

Current Deferred Tax Assets, net of valuation allowance	63	70

Non-Current Deferred Tax Assets:
Unrecognized gain	252	360
Intangible assets	1,359	1,541

	1,611	1,901
Valuation Allowance	(647)	(589)

Non-Current Deferred Tax Assets, net of valuation allowance	964	1,312

Deferred Tax Liabilities:
Current Deferred Tax Liabilities:
Other	13	18

Non-Current Deferred Tax Liabilities:
Depreciation methods	838	1,226

Net Current Deferred Tax Asset	$50	$52

Net Non-Current Deferred Tax Asset	$126	$86

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company had certain related party sales, purchases and incurred certain expenses during the three and nine months ended February 28, 2006 and 2005 with Progressive Concepts, Inc. (PCI) a company controlled by Robert McMurrey, Teletouch’s Chairman.

The Company primarily purchases call center services from PCI to support the Company’s existing answering service accounts within the paging segment of its business and to support a monitoring contract that the Company has with GPSi, LLC (“Guidepoint Systems”). The call center services to support Teletouch’s answering service accounts were billed by PCI at $30,000 per month through August 2005 and beginning in September 2005 these fees were raised to $35,000 per month. Teletouch is charged an additional monthly charge based on the call volume and number of subscribers being serviced related to the telemetry monitoring contract. The telemetry monitoring contract was executed by the Company during the first quarter of fiscal 2006. During the three months ended February 28, 2006, the Company incurred $126,000 in total call center charges to PCI as compared to $90,000 in the same three months of the prior year. During the nine months ended February 28, 2006, the Company incurred $412,000 in total call center charges to PCI as compared to $270,000 in the same nine months of the prior year.

In March 2006, the Company received a notification from Guidepoint Systems exercising its 60 day termination rights under its monitoring contract with Teletouch. Additionally, in March 2006, the Company executed an agreement to exchange its answering service accounts with a third party for a paging network and customer base. Beginning in May, 2006, Teletouch will no longer be contracting call center services with PCI as a result of the subsequent events discussed above.

NOTE 10 – SHAREHOLDERS’ EQUITY

Common Stock Purchase Warrants: At February 28, 2006, the Company has 6,000,000 issued and outstanding warrants (the “GM Warrants”) to purchase shares of Teletouch Common Stock. The GM Warrants will be exercisable beginning in December of 2005, terminating in December of 2010. In

December of 2007 or earlier upon specific events, the holder of the GM Warrants may require the Company to redeem the warrants at $0.50 per warrant. Because of this mandatory redemption feature, the Company has recorded the estimated fair value of the GM Warrants as a long-term liability on its consolidated balance sheet, and will adjust the amount to reflect changes in the fair value of the warrants, including accretion in value due to the passage of time, with such changes charged or credited to interest expense.

Assuming that there is no acceleration of the warrants’ redemption feature prior to December 2007 or increase in the fair value of the warrants more than the redemption value, interest expense recorded due to accretion in value of the warrants will be as follows (in thousands):

Interest Expense
March 1, 2006 - May 31, 2006	$109
June 1, 2006 - May 31, 2007	$490

As a result of the proposed sale of the paging business, the redemption of the GM Warrants could be accelerated upon the closing of this transaction. The Company is currently negotiating with the holders of the GM Warrants for a reduced amount payable upon the closing of the sale transaction as well as exploring an alternate transaction that may allow the sale of the paging business to be completed without accelerating the redemption of the GM Warrants (see Note 3 for further discussion).

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

Date in Which Stock Can be Put Back to Company	Put Price	Shares
February 28, 2006 - November 30, 2006	$1.10	183,515

The following table provides a rollforward of the redeemable common stock held by Delta through February 28, 2006 (dollars in thousands):

	Shares	Redemption Value
Balance at May 31, 2005	435,000	$440
Less: Redemption of shares	(108,750)	(114)
Add: Accretion	—	4

Balance at August 31, 2005	326,250	$330
Less: Redemption of shares	(81,563)	(86)
Add: Accretion	—	4

Balance at November 30, 2005	244,687	248
Less: Redemption of shares	(61,172)	(64)
Add: Accretion	—	4

Balance at February 28, 2006	183,515	188

On March 2, 2006 Delta redeemed 45,879 shares of its redeemable common stock at $1.10 per share receiving a cash payment of $50,467 from the Company.

Because of this mandatory redemption feature, the Company has recorded the estimated fair value of the Redeemable Common Stock Payable as both a current and long-term liability on its consolidated balance sheet, and will adjust the amount to reflect changes in the fair value of the obligation, including accretion in value due to the passage of time, with such changes charged or credited to interest expense. As of February 28, 2006, the entire obligation under the Redeemable Common Stock Payable is recorded as a current liability on the consolidated balance sheet since the holder can redeem all of these shares within the next twelve months at the holder’s option.

Series C Preferred Stock: At February 28, 2006, no shares of Series C Preferred Stock with a par value of $0.001 are issued and outstanding. On November 1, 2005, 1,000,000 shares of Series C Preferred Stock were converted into 44,000,000 shares of Common Stock resulting in the retirement of all of the outstanding shares of Series C Preferred Stock.

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

The following summarizes the Company’s financial results for each segment (in thousands):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2006	2005	2006	2005
Service, rent and maintenance revenue
Paging	$3,552	$4,364	$11,313	$13,800
Two-Way Radio	446	394	1,411	1,318
Other	56	37	150	113

Total service, rent and maintenance revenue	$4,054	$4,795	$12,874	$15,231

Product sales revenue
Paging	$140	$160	$377	$506
Two-Way Radio	735	903	2,454	2,707
Other	92	10	241	242

Total product sales revenue	967	1,073	3,072	3,455

Operating Revenue	$5,021	$5,868	$15,946	$18,686

Reconciliation of adjusted EBITDA to net income (loss):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2006	2005	2006	2005
Adjusted EBITDA
Paging	$1,281	$2,388	$5,130	$7,530
Two-Way Radio	52	104	213	421
Corporate Overhead	(645)	(2,181)	(3,338)	(6,253)
Other	(25)	(168)	(422)	(505)

Total adjusted EBITDA	663	143	1,583	1,193

Less non-recurring and non-cash expenses
Restructure Expense	—	2	(4)	(17)
Compensation Exp-Stock Options	78	5	78	5

	78	7	74	(12)

Less:
Depreciation and amortization	443	784	1,707	2,518
Interest expense, net	113	121	328	332
Loss (gain) on disposal of assets	10	21	8	(30)
Income tax benefit	—	(253)	—	(492)

	566	673	2,043	2,328

Net income (loss)	$19	$(537)	$(534)	$(1,123)

The Company measures accounts receivable, inventory and property, plant and equipment by segments. A component of corporate assets is cash in the amount of $1.8 million and $1.3 million as of February 28, 2006 and May 31, 2005, respectively. Also, included in corporate assets is related party accounts receivable, deferred income taxes, prepaid expenses and property, plant and equipment.

The Company’s assets by segment are as follows (in thousands):

	February 28, 2006	May 31, 2005
Assets
Paging	$4,533	$5,420
Two-Way	2,364	2,346
Corporate	2,268	2,588
Other	280	481

Total Assets	$9,445	$10,835

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

The AMEX Staff reviewed Teletouch’s plan of compliance as submitted by the Company on January 17, 2006 and supplemented on February 8, 2006 (the “Plan”), and concluded that the Plan made a reasonable demonstration of the Company’s ability to regain compliance with the listing requirements. As a result, AMEX Staff granted a listing extension of the Company’s securities on the AMEX through November 30, 2006, provided that the Company met certain interim disclosure and performance milestones through the period. Specifically, and for example, on or before March 27, 2006, the Company is required to provide additional financial and other documentation supporting the Plan presented. In addition, the Company will be required to provide periodic updates to the Staff in connection with the Plan. The Company can provide no assurance that it will be able to satisfy the terms of the Staff’s extension or that it will execute upon the Plan as submitted to the Staff. Failure to make progress consistent with the Plan or regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the AMEX.

The Company’s stock trading symbol was modified to include the “.BC” indicator to denote its continued listing noncompliance five days after the initial notification from the AMEX Staff. The trading symbol will bear the foregoing indicator until the Company regains its compliance with the AMEX continued listing requirements.

The Company made a timely submission of the requested financial and other documentation supporting the Plan on March 27, 2006 and as of the date hereof the Company has received no further information requests from the AMEX Staff.

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

Teletouch is a provider of wireless telecommunications services, primarily paging services, in non-major metropolitan areas and communities in the southeast United States. For the three and nine months ended February 28, 2006, the Company had total revenues of $5.0 million and $15.9 million, respectively as compared to $5.9 million and $18.7 million for the three and nine months ended February 28, 2005. As of February 28, 2006, the Company had approximately 121,800 pagers in service as compared to 162,300 pagers in service at February 28, 2005. Teletouch has experienced a substantial decline in the paging business over the last several years and expects that net subscriber deletions will continue as the demand for one way paging continues to decline. The Company derives the majority of its revenues from fixed, periodic fees, not dependent on usage, charged to subscribers for paging services. As long as a subscriber remains on service, operating results benefit from the recurring payments of the fixed, periodic fees without incurring additional selling expenses or other fixed costs.

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

On August 22, 2005, the Company entered into an Asset Purchase Agreement (the “APA”) to sell substantially all of the assets of its paging business to Teletouch Paging, LP, a limited partnership, wholly-owned by an unrelated, private Fort Worth, Texas investment group, (the “Buyer”).

The assets included in the asset sale transaction include substantially all of the designated assets of the paging business (the “Acquired Assets”) with a net carrying value at February 28, 2006 of approximately $3.5 million.

The Buyer’s aggregate consideration for the Acquired Assets was originally contemplated to be approximately $5.25 million as of August 31, 2005 and would have been payable as follows: (i) $4,000,000 less the cumulative earnings before interest, taxes, depreciation and amortization (“EBITDA”) attributable to the paging business from September 1, 2005 through the closing date to be payable in cash to the Company on the closing date, (ii) $1,200,000 non-interest bearing note payable to the Company due in 12 monthly payments of $100,000 each beginning the earlier of the date that Buyer has satisfied its obligations under its senior borrowings or August 31, 2007 and (iii) the assumption of approximately $50,000 notes payable related to vehicles being sold (collectively, the “Purchase Price”). The $1.2 million promissory note payable to the Company was to be secured by a lien on the assets subject to customary subordination provisions required by the Buyer’s senior lender. On December 30, 2005, the First Amendment to the APA was executed under which the payment terms of the APA were amended to limit the reductions that can be taken against the cash portion of the consideration so that in no event would such amount be more or less than $2.2 million. Additionally, the First Amendment to the APA provided that the $1.2 million promissory note will be prepaid at closing. In March 2006, the Second Amendment to the APA was executed which amended the payment terms of the APA due to the continued delays in closing the sale of the paging business as discussed below. The Second Amendment to the APA maintains the cash portion of the consideration at $2.2 million, but re-establishes the adjustments to the final cash payment due at closing during the period from April 1, 2006 through the closing date. During the period between April 1, 2006 and the closing date, the cash payment will be reduced by the EBITDA of the paging business, reduced by interest charges incurred by the Buyer and increased by any approved capital expenditures related to the paging business. The Second Amendment to the APA also contains the provision that the $1.2 million promissory note will be prepaid at closing. Additionally, the Second Amendment allows for either the Company or the Buyer to terminate the agreement at anytime after June 30, 2006. Therefore, the total cash consideration payable to the Company if the closing takes place on or about June 30, 2006 is estimated to be between $2.4 and $2.7 million and the promissory note will be cancelled.

The Purchase Price is subject to adjustment based on the Company’s net working capital, as defined in the APA, at closing and the value of any excess net working capital transferred will be paid to the Company by the Buyer within 45 days of closing. As of February 28, 2006, approximately $368,000 in excess working capital, as defined in the APA, is related to the paging business and would be transferred to the Buyer if the transaction were to have closed at that date. Because the levels of working capital change monthly, there is no way to estimate the balance that will exist as of closing.

The APA also contains representations and warranties, indemnification and other provisions customary for agreements of this nature. Closing of the APA is contingent upon obtaining the approval of the Company’s shareholders as well as approvals from federal regulators and other customary closing conditions. The absence of these approvals at this stage presents transaction risks.

The expected closing of this transaction continues to be delayed due to difficulties encountered gaining approval from the Securities and Exchange Commission (“SEC”) to hold a shareholders’ meeting to approve the transaction. The Company filed a preliminary proxy statement for a special meeting of its shareholders to approve among other proposals, this transaction in January 2006. The Company received SEC staff comments on the filing and is presently continuing to prepare responses to comments received on this proxy statement. The Company is exploring an alternate merger transaction that, if completed prior to the sale of the paging business, may allow the Company to sell its paging business without seeking shareholder approval.

The parties to the APA have also entered into a Management Agreement (“MA”), to facilitate a smooth transition of the paging business operations from Teletouch to the Buyer. In the MA, the Buyer has the authority, on a limited basis consistent with the effective regulations of the FCC, to implement operational policies and to provide general management services with respect to the day-to-day operations of TLL’s paging operations, subject to reporting to and approval of the Chief Executive Officer of Teletouch and its Board. As its compensation for the management services provided under the MSA, the Buyer shall be entitled to a flat fee each month during the period before the closing date, payable in two equal installments per month, beginning September 2, and 16, 2005, respectively. The term of the MSA will be from September 1, 2005 to the earlier of: (i) the APA final closing date, or (ii) the termination of the APA. In March 2006, the MSA was amended to increase the management fee from $50,000 to $100,000 per month beginning April 1, 2006 through the end of the term of the MSA. The management fees paid to the Buyer are charged against the EBITDA of the paging business resulting in a reduced offset to be taken by the Buyer against the cash consideration paid under the terms of the APA. If the Company closes on the sale of its paging business as anticipated it will recover all management fees paid to the Buyer through the cash consideration received at closing.

The holders of 6,000,000 redeemable common stock warrants issued by the Company as part of its debt and equity restructuring in 2002 (the “GM Warrants”), have a right to vote separately as a class on the sale of the paging business since these rights are triggered upon a sale of “substantially all of the assets of the Company”. On September 19, 2005, the Company received notice from the GM Warrant holders of their intent to redeem these warrants upon the sale of the paging business. Under the terms of the GM Warrants, the holder may accelerate the redemption of the warrants upon the sale of substantially all of the Company’s assets. Under the initial terms of the GM Warrants, they could be redeemed at $0.50 per warrant, at the option of the holder in December 2007. The holders of the GM Warrants have claimed that the sale of the paging business represents substantially all of the Company’s assets. The Company is trying to negotiate a reduction in the amount due to the Warrant Holders upon the closing of the sale transaction and believes if it is unsuccessful in reaching terms on this obligation, the warrant holders may vote against the sale of the paging business. The Company is also exploring a merger transaction which, if completed prior to the sale of the paging business, may allow the Company to complete the paging business sale without seeking shareholder approval since the paging business would no longer represent substantially all of the Company’s assets. The potential merger negotiations are early in the process but the Company believes this transaction may be the most expedient manner in which to complete the sale of its paging business without triggering the accelerated redemption of the GM Warrants.

If the Company is unable to complete the contemplated merger transaction and if the Company is unsuccessful in negotiating a settlement or alternative arrangement with the holders of the GM Warrants and receives shareholder approval of the sale of the paging business, the Company may be obligated to redeem the GM Warrants for $3,000,000 shortly after the closing on the sale of the paging business. As of February 28, 2006, the Company has recorded this as a long-term liability at its fair value of $2,401,000. The GM Warrants are being accreted in value over time to their settlement value of $3,000,000 in December 2007 according to their original terms. If the redemption rights contained in the GM Warrants are accelerated the Company will record a charge to net income equal to the difference in the carrying value of the GM Warrants at that date and $3,000,000 and this amount will be classified as a current liability during any period these rights are triggered. Further, under rights included in the GM Warrants, the warrant holders will be permitted to vote separately as a class on matters involving the sale of substantially all of the assets of the Company. This right applies to the sale of the Company’s paging business (discussed above) and the approval of this transaction is dependent on receiving an affirmative vote from the holders of the GM Warrants unless the Company can complete an alternate transaction prior to the sale of its paging business that results in paging business no longer representing substantially all of the assets of the Company.

The proceeds expected from the paging business sale transaction are planned to be used to acquire a growth business for the Company. The Company has identified and is in negotiations with a number of target companies available for acquisition. The Company plans to remain in the two-way radio and telemetry business after the sale transaction is complete although the current telemetry business has been restructured to provide primarily data hosting services to other telemetry solution providers and is planned for integration with one of the companies targeted for acquisition. Readers of this Form 10-Q should consider these proposed transactions and their impact on the Company as it is presented in this filing.

AMEX Listing Matters

On December 9, 2005, the American Stock Exchange (the “AMEX”) Listing Qualifications staff notified the Company that, after a review of the Company’s Form 10-K for the fiscal year ended May 31, 2005 and Form 10-Q for the period ended August 31, 2005, it was no longer in compliance with Section 1003(a)(ii) of the AMEX Company Guide since its shareholders’ equity was less than $4,000,000, and that it sustained losses from continuing operations in three of its four most recent fiscal years. The AMEX staff invited the Company to submit a plan of compliance addressing the continued listing deficiency by no later than January 17, 2006, which was filed by the Company on that date.

The AMEX Staff reviewed Teletouch’s plan of compliance as submitted on January 17, 2006 and supplemented on February 8, 2006 (the “Plan”), and concluded that the Plan made a reasonable demonstration of the Company’s ability to regain compliance with the listing requirements. As a result, AMEX Staff granted a listing extension of the Company’s securities on the AMEX through November 30, 2006, provided that the Company met certain interim disclosure and performance milestones through the period. Specifically, on or before March 27, 2006, the Company was required to provide additional financial and other documentation supporting the Plan presented. In addition, the Company will be required to provide periodic updates to the AMEX in connection with the Plan. The Company can provide no assurance that it will be able to satisfy the terms of the extension or that it will execute upon the Plan as submitted to the Staff. Failure to make progress consistent with the Plan or regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the AMEX which in turn could adversely affect the liquidity and value of our common stock.

The Company’s stock trading symbol was modified to include the “.BC” indicator to denote its continued listing noncompliance five days after the initial notification from the AMEX Staff. The trading symbol will bear the foregoing indicator until the Company regains its compliance with the AMEX continued listing requirements.

The Company made a timely submission of the requested financial and other documentation supporting the Plan on March 27, 2006 and as of the date hereof the Company has received no further information requests from the AMEX Staff.

2006 Business Strategy

The Company believes it necessary to sell its core paging business in 2006 to raise sufficient cash to purchase one or more growing businesses in order to continue to generate sufficient cash flow going forward. This decision was made by the Company’s Board of Directors in July 2005, and the Company has located a buyer for its paging business. The Company has struggled for the past several years to minimize the costs of operating its paging business in a time of declining revenues. With paging revenues expected to continue declining for the foreseeable future and a relatively fixed cost structure of maintaining the paging network and infrastructure, it has become increasingly difficult to maintain a positive cash flow from the paging business. The two-way radio business experienced some revenue growth in 2005 and has stabilized at this level to date in fiscal 2006 due to homeland security grants being made available to local public safety entities to upgrade their communications systems. We believe these revenue opportunities will extend for the next few years at which time some of these customers utilizing homeland security grant monies today may have limited needs for replacement or upgrades of their radio systems in future years which could result in a decline in future revenues for the two-way radio segment of the Company. The two-way radio business also operates a radio system on which it sells subscription services. The subscription portion of the two-way radio business had experienced declines through the second quarter of the current year, as compared to the prior year resulting from customers migrating to competitive service providers.

During the current quarter, the decline in two-way radio subscription business has slowed due to the Company’s success migrating several accounts from its competitors over to Teletouch’s system. Customers originally lured away from Teletouch by pricing have recently started returning to Teletouch because of the stability of Teletouch’s two-way radio network. Many of Teletouch’s competitors in the two-way radio business have not been able to maintain the level of customer service provided by Teletouch nor have their networks proven as reliable as Teletouch’s. The Company believes that it will experience growth for the remainder of the year in its two-way radio subscription accounts as customers existing contracts with other providers expire and they migrate to Teletouch. The Company is also looking at certain acquisitions that would enhance it two-way radio networks and is currently in negotiations to purchase a network in the Dallas / Fort Worth market that is complementary to the Company’s existing system in that market. The Company does not believe the two-way radio business is a high growth business, although it has been a stable business for the Company for many years and is expected to achieve limited growth over the next couple of years.

Three years ago, the Company recognized the trends in its core paging and two-way radio businesses and began to develop a telemetry business. To date revenues from the telemetry business have been insignificant. The market for telemetry products is large and relatively new but continued technical issues with our telemetry products have prohibited the Company from growing this business. In October 2005 the Company decided to restructure its telemetry operations. Although certain operational aspects and personnel have been changed in the telemetry business as of the end of December 2005, the restructuring efforts were slightly delayed as a result of the resignation of J. Kernan Crotty, the Company’s President, on December 19, 2005. Mr. Crotty was directly responsible for the operations of the Company’s telemetry business while he was with Teletouch. As of February 2006, the Company has begun to execute a strategy to limit its involvement in the telemetry business to that of being a network services provider utilizing its proprietary GeoFleet software package. The Company has made the decision to exit the hardware portion of the telemetry business and is currently working to liquidate its remaining inventory. The Company expects that it will be able to completely liquidate its existing hardware inventory by May 2006 thereby generating additional cash to invest in future operations of the Company. Teletouch will continue to provide network services and data hosting for its current customer base as well as seek out other telemetry solution providers that are in need of back-end data hosting and network services. This strategy focuses on the software development strengths of the Company rather than continuing to attempt to develop the internal engineering expertise that was required to develop hardware solutions for its customers. Additionally, the Company is continuing with negotiations to purchase one or more telemetry related companies which it believes would be enhance with the integration of it GeoFleet software.

After selling the paging business, the Company plans to acquire one or more growth companies and integrate them into the existing infrastructure at Teletouch. The Company believes that the sale of its paging business is necessary at this point while there is still value in this business and has currently identified and is in negotiations with several target companies for acquisition. In the interim period after the sale and through the time a new company is acquired, Teletouch will continue to operate as a publicly traded company in the two-way radio and telemetry business. Most of the efforts over the coming months will be focused on a potential merger opportunity that has been identified by the Company. The merger would allow the Company to significantly improve its financial position and if completed quickly would expedite the completion of the sale of Teletouch’s paging business. The Company continues to focus on minimizing expenses of the remaining operations as demonstrate by the move of its back-office accounting functions to a company owned facility in March 2006 which resulted in a savings of approximately $75,000 annually in facilities cost. Other expense reduction initiatives have been implemented in all of the operating segments of the business. Many of these benefits are being realized currently, but the full impact of certain personnel changes will not be realized until later in the fourth quarter after severance payments end.

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

Service, Rent and Maintenance Revenue for the Three and Nine Months ended February 28, 2006 and 2005

(dollars in thousands)	February 28, 2006	% of Oper Rev	February 28, 2005	% of Oper Rev	Change from Previous Year
					Dollars	%
Three Months Ended

Service, rent, and maintenance revenue
Paging	$3,552	71%	$4,364	74%	$(812)	-19%
Two-way radio	446	9%	394	7%	52	13%
Telemetry	56	1%	37	1%	19	51%

Service, rent, and maintenance revenue	$4,054	81%	$4,795	82%	$(741)	-15%

Nine Months Ended

Service, rent, and maintenance revenue
Paging	$11,313	71%	$13,800	74%	$(2,487)	-18%
Two-way radio	1,411	9%	1,318	7%	93	7%
Telemetry	150	1%	113	1%	37	33%

Service, rent, and maintenance revenue	$12,874	81%	$15,231	82%	$(2,357)	-15%

Service, Rent and Maintenance Revenue Discussion for the Three and Nine Months Ended February 28, 2006 and 2005

The decline in paging service revenue for the three and nine months ended February 28, 2006 resulted primarily from fewer pagers in service. Pagers in service decreased to approximately 121,800 as of February 28, 2006 as compared to approximately 162,300 as of February 28, 2005, due to the completion of the sale of approximately 15,000 subscribers in the Georgia market to Satellink Communications, Inc. in July, 2005 as well as to the forecast continued decline in the demand for one-way paging service. Paging subscriber loss rates as a percentage of total paging subscribers (commonly called “Churn Rate”) has remained relatively flat from year to year, however, a stable Churn Rate on a declining base of subscribers results in a declining loss of gross subscribers each period which results in a declining loss of service revenues. Teletouch anticipates that the demand for one way paging services will continue to decline for the foreseeable future, which will result in reductions in service, rent and maintenance revenues due to the lower volume of subscribers.

The increase in telemetry service revenue for the three and nine months ended February 28, 2006 is primarily related to changes in customer rate plans as well as increased customer activations of the VisionTrax™ product.

Cost of Service, Rent and Maintenance for the Three and Nine Months Ended February 28, 2006 and 2005

Cost of service, rent and maintenance expense consist of the following significant components:

(dollars in thousands)	February 28, 2006	February 28, 2005	Change from Previous Year
Three Months Ended

Cost of service, rent and maintenance
Tower lease expense	$576	$815	$(239)
Third party airtime and network telco costs	487	750	(263)
Salaries and other personnel expense	985	905	80
Office expense	195	155	40
Other expenses	76	65	11

Total cost of service, rent and maintenance	$2,319	$2,690	$(371)

Nine Months Ended

Cost of service, rent and maintenance
Tower lease expense	$1,821	$2,246	$(425)
Third party airtime and network telco costs	1,800	2,386	(586)
Salaries and other personnel expense	2,932	2,806	126
Office expense	568	552	16
Other expenses	210	219	(9)

Total cost of service, rent and maintenance	$7,331	$8,209	$(878)

Explanations for changes in expenses greater than 50,000 are provided below:

Cost of Service, Rent and Maintenance Discussion for the Three and Nine Months Ended February 28, 2006 and 2005

•	The decrease in tower lease expense for the three and nine months ended February 28, 2006 is attributable to the sale of the PNI paging network in July 2005, shutting down the 0AT paging network in Arkansas in August 2005 and an internal audit of the Company’s tower leases which resulted in the cancellation or modification of several paging related tower leases resulting in reduced lease expense as compared with the same periods from the prior year.

•	The decrease in third party airtime and network telco costs for the three and nine months ended February 28, 2006 is due primarily to the continued decline in the paging subscriber base and shutting down the 0AT frequency in August 2005 as well as a reduction in paging subscribers with coverage on other affiliate’s paging network. The decrease is also attributable to an internal audit of the Company’s telephone circuits which resulted in disconnecting unnecessary phone lines, trunks and telephone services.

•	The increase in salaries and other personnel expense for the three and nine months ended February 28, 2006 is primarily attributable to the re-classification of paging personnel and related employee insurance from selling and general and administrative departments to the paging overhead service department. This change related to these personnel resulted from the internal moving of personnel and the re-defining of job responsibilities in preparation of the anticipated sale of the Company’s paging business. These personnel changes were started in September 2005 when the sale of the paging business was originally expected to be complete and have continue through today as the Company is continuing to strive to get the sale transaction closed.

Sales Revenue and Cost of Products Sold for the Three and Nine Months ended February 28, 2006 and 2005

(dollars in thousands)	February 28, 2006	% of Oper Rev	February 28, 2005	% of Oper Rev	Change from Previous Year
					Dollars	%
Three Months Ended

Product sales revenue
Pagers and accessories	$140	3%	$160	3%	$(20)	-13%
Two-way radios and parts	735	15%	903	15%	(168)	-19%
Telemetry devices and accessories	79	2%	6	0%	73	1217%
Other	13	0%	4	0%	9	225%

Total product sales revenue	$967	19%	$1,073	18%	$(106)	-10%

Cost of products sold	$529	11%	$917	16%	$(388)	-42%

Nine Months Ended

Product sales revenue
Pagers and accessories	377	2%	506	3%	(129)	-25%
Two-way radios and parts	2,454	15%	2,707	14%	(253)	-9%
Telemetry devices and accessories	207	1%	179	1%	28	16%
Other	34	0%	63	0%	(29)	-46%

Total product sales revenue	$3,072	19%	$3,455	18%	$(383)	-11%

Cost of products sold	$1,970	12%	$3,120	17%	$(1,150)	-37%

Sales Revenue and Cost of Products Sold Discussion for the Three and Nine Months Ended February 28, 2006 and 2005

Product sales revenue:

The decrease in paging sales revenue for the three and nine months ended February 28, 2006 is attributable primarily to a continuing decline in paging subscriber base particularly within the wholesale distribution channel which has historically accounted for the largest percentage of the pager equipment sales. Teletouch’s current business customers that purchase paging services primarily lease their paging equipment from the Company.

The decrease in two-way radios and parts sales revenue for the three and nine months ended February 28, 2006 is due primarily to a decline in sales contracts to entities utilizing federal grant monies under the Homeland Security programs. A portion of this decrease is attributable to the change in the administration of the grant monies from an agency within the Texas A&M University system to the Governor’s office of Emergency Management (“GOEM”), which was an agency created by the governor of Texas. The Company is currently seeing an increase in the availability of these grant monies and expects that the fourth quarter sales revenues will recover to the levels achieved in the prior year.

The increase in telemetry devices and accessories for the three and nine months ended February 28, 2006 is attributable to increased sales from the VisionTrax™ product line due to the resolution of technical issues experienced in the prior year as well as sales from the DMR product line, a satellite based tracking device, which was introduced in the later part of Fiscal 2005. Additionally, as discussed earlier, the Company has made the decision to exit the hardware sales portion of its telemetry business and focus on being a network services and data hosting provider. This decision was reached in January 2006 and a portion of the increased sales in the third quarter are attributable to the Company’s efforts to liquidate its remaining hardware inventory. The Company expects that it will have its entire telemetry hardware inventory liquidated by May 2006.

Cost of products sold:

The decrease in cost of products sold for the three and nine months ended February 28, 2006 is primarily due to the decrease in inventory obsolescence expense as well as a decline in product sales. Inventory obsolescence expense was $18,000 for the three months ended February 28, 2006 as compared to

$125,000 for the three months ended February 28, 2005 and $80,000 for the nine months ended February 28, 2006 as compared to $731,000 for the nine months ended February 28, 2005. The inventory write-offs in the first nine months of fiscal 2005 were related to slow moving paging inventory and identifying obsolete two-way radios, pager parts and cellular inventory. A portion of the write offs were attributable to the impairment of the majority of the fixed monitoring product line as well as impairing a portion of VisionTrax™ telemetry devices due to technical issues. During the current year, the Company has maintained a much lower level of inventory within all of its businesses and has focused on purchasing only inventory that has been requested by customers versus purchasing larger quantities of inventory to achieve volume pricing. The internal preparations for the sale of the Company’s paging business has also placed much more scrutiny on the levels and condition of the pager inventory resulting in lower obsolescence expense related to this inventory.

Selling and General and Administrative Expenses for the Three and Nine Months ended February 28, 2006 and 2005

Selling and general and administrative expenses consist of the following significant components:

(dollars in thousands)	February 28, 2006	February 28, 2005	Change from Previous Year
Three Months Ended

Selling and general and administrative expenses
Salaries and other personnel expenses	$737	$1,246	$(509)
Office expense	51	170	(119)
Advertising expense	10	24	(14)
Professional fees	441	255	186
Taxes and licenses fees	104	139	(35)
Stock-based compensation expense	78	5	73
Other expenses	167	286	(119)

Total selling, general and administrative expenses	$1,588	$2,125	$(537)

Nine Months Ended

Selling and general and administrative expenses
Salaries and other personnel expenses	$2,518	$3,432	$(914)
Office expense	234	449	(215)
Advertising expense	49	127	(78)
Professional fees	1,323	738	585
Taxes and licenses fees	314	474	(160)
Stock-based compensation expense	78	5	73
Other expenses	620	927	(307)

Total selling, general and administrative expenses	$5,136	$6,152	$(1,016)

Explanations for changes in expenses greater than $50,000 are provided below:

Selling and General and Administrative Expenses Discussion for the Three and Nine Months Ended February 28, 2006 and 2005

•	The decrease in salaries and other personnel expense for the three and nine months ended February 28, 2006 is due to a reduction in the number of selling and general and administrative employees, 24 employees as of February 28, 2006 as compared to 53 employees as of February 28, 2005. As discussed earlier, many of the personnel related to the paging business have been assigned new job responsibilities in preparation for the sale of this business and their related expense has been reclassified to Cost of Service expense. Other reductions in salaries expense have resulted from corporate office headcount reductions including the resignation of the Company’s president in December 2005.

•	The decrease in office expense for the three and nine months ended February 28, 2006 is primarily due to the relocation of the corporate office in December 2004 which resulted in a monthly lease expense savings of approximately $10,000. A portion of the reduction in office expense is due to the relocation of paging service centers which resulted in lower monthly lease payments as well as the closure of four paging service center locations and one two way location in fiscal 2006.

•	The decrease in advertising expense for the nine months ended February 28, 2006 is primarily due to the Company’s decision to discontinue the majority of its marketing efforts related to the telemetry product line during the first quarter of fiscal 2006.

•	The increase in professional fees for the three and nine months ended February 28, 2006 is due partially to additional accounting and legal fees related to the preparation of the Company’s response to a comment letter received from the Securities and Exchange Commission related to the Company’s Form 10-K for the year ended May 31, 2004. Additional professional fees were incurred during this period related to the negotiation of an asset purchase agreement for the proposed sale of the paging business as well as certain management fees in the amount of $50,000 per month paid to the prospective buyer of the Company’s paging business which began September 1, 2005. Beginning in April 2006, the management fees to be paid under the terms of asset purchase agreement will be increased to $100,000 per month and will continue through the closing of this transaction. The management fees being paid by the Company are for services provided by the buyer related to managing the day to day operations of the paging business subsequent to the execution of the asset purchase agreement.

•	The decrease in taxes and licenses fees for the nine months ended February 28, 2006 compared with the same period from the prior year is primarily due to a reduction in franchise tax, state income tax and ad valorem taxes as a result of lower revenues, lower inventory levels and a reduced value of fixed assets. Additionally, fees paid to the Federal Communications Commission related to maintaining the Company’s paging licenses were reduced during this period resulting from decreased revenues.

•	The increase in stock-based compensation expense for the three and nine months ended February 28, 2006 is attributable to the modification of the Company’s former President’s stock options in the third quarter of fiscal 2006 upon his resignation in December 2005.

•	The decrease in other expenses for the three and nine months ended February 28, 2006 as compared to same period from the prior year is attributable to fewer bank and credit card charges due to reduced number of bank accounts as well as a reduction in bad debt due to improved collection efforts. In December 2005, the Company eliminated its bank lockbox payment processing service related to its paging business which resulted in a savings of approximately $5,000 per month in bank charges. The decrease is also attributable to lower non-personnel insurance premiums, particularly related to the renewal of the Company’s directors and officers liability policy.

Other Operating Expenses for the Three and Nine Months Ended February 28, 2006 and 2005

(dollars in thousands)	February 28, 2006	February 28, 2005	Change from Previous Year
Three months ended

Depreciation and amortization	$443	$784	$(341)
Loss (Gain) on sale of assets	10	21	(11)

Total other operating expenses	$453	$805	$(352)

Nine months ended
Depreciation and amortization	$1,707	$2,518	$(811)
(Gain) on sale of assets	8	(30)	38

Total other operating expenses	$1,715	$2,488	$(773)

Other Operating Expenses Discussion for the Three and Nine Months Ended February 28, 2006 and 2005

Depreciation and amortization: The decline in depreciation and amortization expense is due to the continued effort of the Company to purchase equipment only as necessary to maintain the paging infrastructure and an adequate supply of pagers to lease to customers as well as the aging of the existing capital assets that have been fully depreciated. For the three months ended February 28, 2006, depreciation expense declined approximately $102,000 as a result of the reduction of the Company’s leased pager fleet and $236,000 due to paging infrastructure assets that were fully depreciated as compared to the same period from the prior year. For the nine months ended February 28, 2006, depreciation expense declined approximately $347,000 as a result of the reduction of the Company’s leased pager fleet and $451,000 due to paging infrastructure assets that were fully depreciated as compared to the same period from the prior year. Many of the Company’s paging infrastructure assets acquired in 1995, during the time the Company’s major paging business expansion through acquisition, became fully depreciated late in the first quarter of fiscal 2006.

Interest Expense, Net of Interest Income for the Three and Nine Months Ended February 28, 2006 and 2005

Interest expense, net of interest income primarily consists of the accretion of the redeemable common stock purchase warrants and common stock payable and the interest related to various automobile notes.

Income Tax Expense (Benefit) for the Nine Months Ended February 28, 2006 and 2005

For the nine months ended February 28, 2006, the Company estimates its taxable income at approximately $111,000 which results in a current tax liability of approximately $38,000. The Company currently projects that it will incur a taxable loss for the full 2006 due to certain expenses expected to be incurred during the fourth quarter, therefore it has reduced its valuation allowance against its deferred tax assets by the same amount as its current taxes resulting in an effective tax rate of 0% and $0 in tax expense for the nine months ended February 28, 2006. For the nine months ended February 28, 2005, the Company’s effective tax benefit rate was 31%. The difference in the effective benefit rate and the statutory rate is due primarily to interest expense related to the redeemable common stock warrants being non-deductible for tax purposes.

FINANCIAL CONDITION

(dollars in thousands)	February 28, 2006	February 28, 2005	Change
Cash provided by operating activities	$1,407	$2,254	$(847)
Cash used in investing activities	(585)	(1,118)	533
Cash used in financing activities	(301)	(79)	(222)

Net increase in cash and cash equivalents	$521	$1,057	$(536)

Operating Activities

Teletouch’s cash balance was $1.8 million as of February 28, 2006 as compared to $1.3 million at May 31, 2005. The decrease in cash provided by operations during the nine months ended February 28, 2006 over the same period in the prior year is primarily due to increased losses in paging business primarily due to $2,487,000 reduction in paging service revenues resulting from the continuing decline in paging subscribers. Additionally, during the first quarter of fiscal 2006, the Company paid approximately $531,000 in previously accrued management bonuses related to fiscal 2005. The decrease in cash provided by operations is also due to an increase in accounts receivable of $284,000 during the nine months ended February 28, 2006 as compared to May 31, 2005 versus enhanced collections in accounts receivable of $87,000 for the nine months ended February 28, 2005. The growth in accounts receivable from May 2005 to February 2006 relates primarily to certain receivables within the two-way radio segment that are due from local entities waiting on federal funding. The decrease in cash provided by operations during the nine months ended February 28, 2006 is partially offset by the receipt of prior year’s federal income tax refunds of approximately $675,000.

Investing Activities

Cash used by investing activities decreased during the nine months ended February 28, 2006 as compared to the same period in the prior year due to a $531,000 reduction in capital expenditures, of which approximately $220,000 related to reduced spending on leased pagers, $105,000 in reduced computer equipment and software purchases and $73,000 in reduced vehicle purchases, all of which relate to continued declines in the paging business and reduced operations within the Company.

Teletouch’s operations require capital investment to purchase inventory for lease to customers and to acquire paging infrastructure equipment to support the Company’s existing subscribers. Net capital expenditures, including pagers, were $661,000 and $1,192,000 for the first nine months of fiscal years 2006 and 2005, respectively. Teletouch anticipates capital expenditures to continue to decline during the remainder of fiscal 2006 due primarily to the continuing decline in the number of leased pagers in service, which will result in total capital expenditures declining as compared to fiscal 2005. Additionally, the Company plans to replace only necessary equipment to maintain the paging infrastructure. If the sale of the paging business discussed above does not occur, Teletouch expects to pay for these expenditures with cash generated from operations.

Financing Activities

The increase in cash used by financing activities for the nine months ended February 28, 2006 as compared to the same period in the prior year was primarily due to payments of $264,000 for the redeemable common stock payable in the first nine months of fiscal 2006.

Current Position/Future Requirements

The Company intends to complete the exit of its core paging business in 2006 to raise sufficient cash to purchase one or more growing businesses in order to continue to generate sufficient cash flow going forward. This decision was made by the Company’s Board of Directors in July 2005 and, as discussed above, the Company has located a buyer for its paging business. The Company has struggled for the past several years to minimize the costs of operating its paging business in a time of declining revenues. With paging revenues expected to continue declining for the foreseeable future and a relatively fixed cost structure of maintaining the paging network and infrastructure, it has become increasingly difficult to maintain a positive cash flow from the paging business. The two-way radio business experienced some revenue growth in 2005 and has stabilized at this level to date in fiscal 2006 due to homeland security grants being made available to local public safety entities to upgrade their communications systems. We believe these revenue opportunities will extend for the next few years at which time some of these customers utilizing homeland security grant monies today may have limited needs for replacement or upgrades of their radio systems in future years which could result in a decline in revenues for the two-way radio segment of the Company. The two-way radio business also operates a radio system on which it sells subscription services. The Company does not believe the two-way radio business is a high growth business, although it has been a stable business for the Company for many years.

After selling the paging business, the Company plans to acquire one or more growth companies and integrate them into the existing infrastructure at Teletouch. The Company believes that the sale of its paging business is necessary at this point while there is still value in this business and has currently identified and is in negotiations with several target companies for acquisition. In the interim period after the sale and through the time a new company is acquired, Teletouch will continue to operate as a publicly traded company in the two-way radio and telemetry business. Most of the efforts over the coming months will be focused on a potential merger opportunity that has been identified by the Company. The merger would allow the Company to significantly improve its financial position and if completed quickly would expedite the completion of the sale of Teletouch’s paging business. The Company continues to focus on minimizing expenses of the remaining operations as demonstrate by the move of its back-office accounting functions to a company owned facility in March 2006 which resulted in a savings of approximately $75,000 annually in facilities cost. Other expense reduction initiatives have been implemented in all of the operating segments of the business. Many of these benefits are being realized currently, but the full cash impact of certain personnel changes will not be realized until later in the fourth quarter after severance payments end.

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

There is no assurance that the Company will be able to improve its cash flow from operations, obtain additional third party financing, generate additional new revenues, or complete any acquisitions it is evaluating. If a combination of these events does not occur, the Company may not have sufficient cash to operate the business over the next year from the proceeds of the sale of the paging business alone. The sale of the paging business is contingent on shareholder approval or contingent upon the completion of an alternate acquisition or merger in advance of the sale that would create sufficient assets and revenues for Teletouch that the sale of its paging business would no longer be subject to shareholder approval.

The holders of 6,000,000 redeemable common stock warrants issued by the Company as part of its debt and equity restructuring in 2002 (the “GM Warrants”), may have a right to vote separately as a class on the sale of the paging business since these rights are triggered upon a sale of “substantially all of the assets of the Company”. On September 19, 2005, the Company received notice from the GM Warrant holders of their intent to redeem these warrants upon the sale of the paging business. Under the terms of the GM Warrants, the holder may accelerate the redemption of the warrants upon the sale of substantially all of the Company’s assets. Under the initial terms of the GM Warrants, they could be redeemed at $0.50 per warrant, at the option of the holder in December 2007. The holders of the GM Warrants have claimed that the sale of the paging business represents substantially all of the Company’s assets. The Company is trying to negotiate a reduction in the amount due to the Warrant Holders upon the closing of the sale transaction and believes if it is unsuccessful in reaching terms on this obligation, the warrant holders may vote against the sale of the paging business. The Company is also exploring a merger transaction which, if completed prior to the sale of the paging business, may allow the Company to complete the paging business sale without seeking shareholder approval since the paging business would no longer represent substantially all of the Company’s assets. The potential merger negotiations are early in the process but the Company believes this transaction may be the most expedient manner in which to complete the sale of its paging business without triggering the accelerated redemption of the GM Warrants.

Based on current and anticipated levels of operations, the Company’s management anticipates that net cash provided by the sale of the paging business, if the Company is successful in closing this sale, together with the $1.8 million of cash on hand will be adequate to meet its anticipated cash requirements for the next twelve months if the Company is successful in its negotiations to reduce the amount due under the GM Warrants upon the sale of the paging business or is able to complete the sale of the paging business without triggering the acceleration of the GM Warrants’ redemption as discussed above. Additional financing will likely be necessary to complete any acquisitions during this period. During the next twelve months, management estimates that it will need approximately $1.6 million to maintain the administrative and corporate functions of the Company and between $0.5 million and $1.5 million to settle its obligations under its redeemable common stock warrants if the Company is successful in closing on the sale of its paging business and the warrant holders are successful in accelerating their redemption rights.

Going Concern Matters

As of February 28, 2006, the Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Although the Company generated a net income of $19,000 for the current quarter it has incurred a net loss of $534,000 for the nine months ended February 28, 2006. Teletouch estimates that it will incur a net loss during the fourth quarter as a result of continued declines in revenues and additional costs expected related to planned office relocations and continued professional fees related to the finalizing a contemplated sale of the Company’s paging business. In the comparable period of the prior year, the Company incurred a net loss of $537,000 and $1,123,000 for the three and nine months ended February 28, 2005, respectively. As of February 28, 2006, the Company had working capital of $372,000. The Company has sustained its operations primarily through continuous cost reductions. During 2005 and into 2006, the Company attempted to secure additional debt financing to fund potential acquisitions and provide additional working capital to the Company but has been unable to do so due to the declining performance of the Company’s paging business. As a result of the continued deterioration of the Company’s financial position and its operating results, the Company entered into an agreement in August 2005 to sell substantially all of the assets related to the paging business (see Note 3 to the Consolidated Financial Statements) and this transaction is targeted to close in June 2006. The expected closing of this transaction continues to be delayed due to difficulties encountered gaining approval from the Securities and Exchange Commission (“SEC”) to hold a shareholders’ meeting to approve the transaction. The Company filed a preliminary proxy statement for a special meeting of its shareholders to approve among other proposals, this transaction in January 2006. The Company received SEC staff comments on this filing and is presently continuing to prepare responses to comments received on this proxy statement. The Company is exploring an alternate merger transaction that, if completed prior to the sale of the paging business, may allow the Company to sell its paging business without seeking shareholder approval. The sale of the Company’s core paging business, combined with additional financing, is expected to generate sufficient cash to enable the Company to acquire a profitable and growing business that could support the embedded overhead costs of remaining a public company and return the Company to profitability. There can be no assurance, however, that we will be successful in selling the assets related to the paging business, or that we will be able to complete any additional debt or equity financing on favorable terms.

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

Obligations and Commitments

As of February 28, 2006, our contractual payment obligations under our long-term debt agreements and operating leases for office and transmitter locations are indicated in the table below. Other long-term liabilities is comprised of certain redeemable common stock warrants issued in conjunction with the

Company’s debt restructuring in May 2002 and certain shares of Teletouch’s redeemable common stock which were issued in February 2005 in conjunction with the purchase of certain assets from Delta Communications, Inc.

(in thousands)	Twelve Months Ending February 28,
Significant Contractual Obligations	Total	2007	2008	2009	2010	Thereafter
Debt obligations	$166	$111	$48	$7	$—	$—
Operating lease obligations	4,406	2,154	1,078	752	379	43
Other long-term liabilities	3,202	202	3,000	—	—	—

Total significant contractual cash obligations	$7,774	$2,467	$4,126	$759	$379	$43

Redemption of Common Stock Purchase Warrants: On September 19, 2005 the Company received notice from the holders of the 6,000,000 GM Warrants of their intent to redeem these warrants upon the sale of the paging business. Under the terms of the GM Warrants, the holder may accelerate the redemption of the warrants upon the sale of substantially all of the Company’s assets. Under the initial terms of the GM Warrants, they could be redeemed at $0.50 per warrant, at the option of the holder in December 2007. The holders of the GM Warrants have claimed that the sale of the paging business represents substantially all of the Company’s assets. The Company is trying to negotiate a reduction in the amount due to the Warrant Holders upon the closing of the sale transaction and believes if it is unsuccessful in reaching terms on this obligation, the warrant holders may vote against the sale of the paging business. The Company is also exploring a merger transaction which, if completed prior to the sale of the paging business, may allow the Company to complete the sale without seeking shareholder approval since the paging business would no longer represent substantially all of the Company’s assets if the merger is successful. The potential merger negotiations are early in the process but the Company believes this transaction may be the most expedient manner in which to complete the sale of its paging business without triggering the accelerated redemption of the GM Warrants.

If the Company is unable to complete the contemplated merger transaction and if the Company is unsuccessful in negotiating a settlement or alternative arrangement with the holders of the GM Warrants and receives shareholder approval to continue with the sale of the paging business, the Company may be obligated to redeem the GM Warrants for $3,000,000 shortly after the closing on the sale of the paging business. As of February 28, 2006, the Company has recorded this as a long-term liability at its fair value of $2,401,000. The GM Warrants are being accreted in value over time to their settlement value of $3,000,000 in December 2007 according to their original terms. If the redemption rights contained in the GM Warrants are accelerated the Company will record a charge to net income equal to the difference in the carrying value of the GM Warrants at that date and $3,000,000 and this amount will be classified as a current liability during any period these rights are triggered. Further, under rights included in the GM Warrants, the warrant holders will be permitted to vote separately as a class on matters involving the sale of substantially all of the assets of the Company. This right applies to the sale of the Company’s paging business (discussed above) and the approval of this transaction is dependent on receiving an affirmative vote from the holders of the GM Warrants unless the Company can complete an alternate transaction prior to the sale of its paging business that results in paging business no longer representing substantially all of the assets of the Company.

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

The shares of common stock issued contain a put option allowing the holder to sell 25% of the remaining shares held each quarter back to the company at a specified price as follows:

Date in Which Stock Can be Put Back to Company	Put Price	Shares
February 28, 2006 - November 30, 2006	$1.10	183,515

On March 2, 2006 Delta redeemed 45,879 shares of its redeemable common stock at $1.10 per share receiving a cash payment of $50,467 from the Company.

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

Allowance for Doubtful Accounts: Estimates are used in determining the allowance for doubtful accounts and are based on historic collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages Teletouch reviews historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues; Teletouch compares the ratio of the allowance for doubtful accounts to gross receivables to historic levels and Teletouch monitors collections amounts and statistics. Teletouch’s allowance for doubtful accounts is approximately $112,000 as of February 28, 2006. Based on the information available to the Company, management believes the allowance for doubtful accounts as of February 28, 2006 was adequate. However, actual write-offs might exceed the recorded allowance.

Reserve for Inventory Obsolescence: Reserves for inventory obsolescence are computed using estimates that are based on sales trends, a ratio of inventory to sales, and a review of specific categories of inventory. In establishing its reserve, Teletouch reviews historic inventory obsolescence experience including comparisons of previous write-offs to provision for inventory obsolescence and the inventory count compared to recent sales trends. The Company recorded additional telemetry inventory reserves of approximately $54,000 in the first quarter and $18,000 in the third quarter of fiscal 2006 related to the impairment of the aging telemetry product lines. A reduction to the general obsolescence of $23,000 was recorded in the third quarter of fiscal 2006 related to the reduction in inventory stocking levels. In addition, the Company reduced the pager inventory reserves by $52,000 after a thorough evaluation of its pager inventory in anticipation of the proposed sale of the paging business. Teletouch management cannot guarantee that the Company will experience better obsolescence rates than it has in the past which could result in material differences in the reserve for inventory obsolescence and the related inventory write-offs. The reserve for inventory obsolescence is approximately $117,000 at February 28, 2006.

Provision for Income Taxes: The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods. The valuation allowance recorded against the Company’s net deferred tax assets is approximately $695,000 at February 28, 2006.

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

•	The sale of the paging business is currently contingent on shareholder approval. Both the common shareholder and the holder of certain redeemable common stock warrants must vote separately to approve this transaction.

•	The sale of the paging business will trigger an acceleration of amounts due under the Company’s redeemable common stock warrants unless the Company is successful in completing an acquisition or merger transaction in advance of the sale of its paging business that would make the sale of paging less than substantially all of the assets of Teletouch. If the redemption rights are accelerated, the amount that will become due immediately upon the sale of the business could equal the full redemption value of the warrants which is $3,000,000 unless the Company is successful in negotiating a lesser payment with the holder of the warrants.

•	Although the holders of the redeemable common stock warrants may be able to block the sale transaction through the exercise of their voting rights as discussed above, Robert McMurrey, Chairman of Teletouch, controls approximately 92% of the voting rights of the outstanding common stock and has expressed his intent block the sale transaction if the Company is unable successfully negotiate a significantly reduced amount payable to warrant holders upon the completion of this transaction thereby allowing Teletouch to re-invest the majority of the cash proceeds from this sale transaction into the business.

If the sale transaction is unable to be completed, the Company would be faced with running the paging business in an aggressive manner to generate sufficient cash to offset the cost of maintaining its status as a public company. This manner of reducing expenses to maximize cash flows would have a negative impact on revenues and limit the viability of the Company beyond the first twelve months following the termination of the sale transaction.

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

Teletouch’s future revenue growth is not dependent on any single or small group subscriber base, but will continue to concentrate on business accounts and on individuals interested in continuity, quality and personal service. As of February 28, 2006, Teletouch had approximately 121,800 pagers in service as compared to approximately 162,300 pagers in service as of February 28, 2005. Teletouch must minimize the reduction in its subscriber base and expand its product offerings to generate revenues to offset the losses in its paging service revenues. There is no guarantee that our future efforts in this area will decrease subscriber attrition.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and AMEX rules, have required most public companies, including our Company, to devote additional internal and external resources to various governance and compliance matters. Because we have a relatively small corporate staff, we rely heavily on outside professional advisers to assist us with these efforts. As a result, we incurred additional operating expenses in 2005 and will incur further expenses in the future. These future costs will include increased accounting related fees associated with preparing the attestation report on our internal controls over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002. In addition, these new or changed laws, regulations and standards are subject to varying interpretations, as well as modifications by the government and AMEX. The way in which they are applied and implemented may change over time, which could result in even higher costs to address and implement revisions to compliance (including disclosure) and governance practices. Our failure to meet these corporate governance requirements may result in delisting of our common stock from AMEX which in turn could adversely affect shareholder and investor confidence in the Company which may have and adverse effect on our stock price.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We did not have any foreign currency hedges or other derivative financial instruments as of February 28, 2006. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

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

In October 2005, Teletouch filed suit in Federal court against Richard D. Fry (“Fry”), a former employee, and Locatient, Ltd., an Oklahoma limited liability company, claiming copyright infringement and theft of trade secrets, among other things. The suit claims that Fry used Company’s trade secrets to develop a software package while working for Teletouch. The Company claims that the software package Fry developed is based on the same database structure and format that he developed while working at Teletouch. The suit seeks an injunction to prevent Fry from continuing to sell and market software based on the Company’s copyrighted work, and award of actual and exemplary damages. As of the date hereof, there have been no changes in the status of this lawsuit since it was filed. The Company continues to believe it will prevail as this suit moves forward based on the results of an independent evaluation of its software package compared to the package being marketed by Fry.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Summary of Stock Repurchases

(unaudited)

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2005 to December 31, 2005	61,172	1.05	61,172	183,515
January 1, 2006 to January 31, 2006	—	—	—	183,515
February 1, 2006 to February 28, 2006	—	—	—	183,515

Total	61,172	$1.05	61,172	183,515

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

Date: April 13, 2006	TELETOUCH COMMUNICATIONS, INC. Registrant

	By:	/s/ Thomas A. Hyde, Jr.

Thomas A. Hyde, Jr. Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Douglas E. Sloan

Douglas E. Sloan Interim Chief Financial Officer (Principal Financial and Accounting Officer)