Form 10-K
period 2006-05-31
TELETOUCH COMMUNICATIONS INC
filed 2006-09-13
CIK 928659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: MAY 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-13436

TELETOUCH COMMUNICATIONS, INC.

(Name of registrant in its charter)

Delaware	75-2556090
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

5718 Airport Freeway, Fort Worth, Texas 76117 (800) 232-3888

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock, $0.001 par value, listed on the American Stock Exchange.

Securities registered pursuant to Section 12(g) of the Exchange Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒    No ☐

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

Large accelerated filer ☐             an accelerated filer ☐             or a non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

As of November 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on that date, was approximately $3,719,144. As of September 1, 2006, the registrant had outstanding 48,655,207 shares of Common Stock.

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

This discussion on the business of Teletouch should be read considering the discussion under “Acquisition of Progressive Concepts, Inc.” and “Sale of Paging Business” below which discusses Teletouch’s acquisition of its sister company, Progressive Concepts, Inc. and the subsequent sale of all of the assets and operations related to its paging business. These transactions will result in significant changes to our business in the coming year. We believe that in light of these changes, the 2006 results are not indicative of our performance and results of operations going forward.

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

Teletouch has been a leading provider of telecommunications services, and through May 31, 2006, it primarily provided paging services in non-major metropolitan areas and communities in the Southeast United States. The Company provides paging services in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Missouri, Oklahoma, Texas and Tennessee and provides two way radio services in Texas alone. The Company has 15 paging service centers and 5 two-way radio shops in those states.

Teletouch has experienced a substantial decline in the paging business over the last several years and expects that net paging subscriber deletions will continue as the demand for one-way paging continues to decline. At May 31, 2006, the Company had approximately 120,100 pagers in service as compared to approximately 155,600 and 194,000 at May 31, 2005 and May 31, 2004, respectively. For fiscal year 2006, the Company had total revenues of $20.9 million as compared to $24.7 million and $26.8 million in fiscal years 2005 and 2004, respectively.

Our principal office is located at 5718 Airport Freeway, Fort Worth, Texas 76117, and our telephone number is (800) 232-3888. Our address on the world wide web is www.teletouch.com. The information on our web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report. We make available free of charge through our web site our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after we electronically file those reports with the Securities and Exchange Commission.

Acquisition of Progressive Concepts, Inc.

On August 11, 2006, as a consequence of the transactions described below Teletouch became the owner of all of the issued and outstanding equity securities of Progressive Concepts, Inc.(“PCI”), a Texas corporation, by virtue of the contribution of 100% of the issued and outstanding equity securities of PCI to Teletouch by TLL Partners, LLC (“TLLP”), a Delaware limited liability company and the holder of approximately 80% of Teletouch’s outstanding common stock, without the issuance of any monetary or stock consideration by Teletouch (the “PCI Acquisition”). Immediately preceding the PCI Acquisition, PCI and certain of its affiliates entered into a debt restructuring described in greater detail below, pursuant to which (i) PCI paid $10.0 million of its debt to Fortress Credit Corp., a senior lender; (ii) PCI was released from all of its remaining prior institutional debt, and its assets were released from all related liens; (iii) PCI entered into a new accounts receivable factoring and security facility (secured by its accounts receivable) with Thermo Credit, LLC (“Thermo”) under which PCI has factored $6.8 million of receivables; and (iv) certain prior debt obligations of PCI were assumed by TLLP. As of the date of this Report, the only institutional debt owed by PCI is the amount that might be contingently owed under the accounts receivable factoring agreement in the event of noncollection of the factored receivables by Thermo, and the only assets that are pledged by PCI are its accounts receivable which secure the amounts owed under the accounts receivable factoring facility; except that the assets of PCI will remain subject to a lien relating to certain debt assumed by TLLP that would be reinstated in the event of any default or violation of any Negative Covenants by Teletouch or PCI under their respective Transaction Party Agreements, discussed in further detail below.

Teletouch did not assume any of the previous and now-eliminated institutional debt obligations of PCI or any of its affiliates, and is not a guarantor of the amounts owed by PCI under the accounts receivable factoring facility.

About PCI

PCI (also known in Texas and Arkansas under its retail brand, “Hawk Electronics”) is a Cingular® Wireless Master Distributor, Reseller and Mobile Virtual Network Operator (“MVNO), with unaudited gross revenues of approximately $88.1 million for the fiscal year ended December 31, 2005. The current business of PCI is very similar to the paging and two-way wireless services businesses that Teletouch has provided for more than four decades. That is, for over twenty-years, PCI’s core business has been acquiring, billing, and supporting over 90,000 cellular subscribers under a unique, recurring revenue relationship with Cingular. The consumer services business is operated primarily under the Hawk Electronics brand name, with additional business and government sales provided by a direct sales group operating throughout all of PCI’s markets. As a Master Distributor, MVNO and Mobile Virtual Network Enabler, PCI controls the entire customer experience, including initiating and maintaining the cellular service agreements, rating the cellular plans, providing complete customer care, underwriting new account acquisitions, and providing multi-service billing, collections, and account maintenance. The original agreements between PCI and Cingular (and its predecessors) span over twenty years and now comprise a number of multi-year agreements relating to specific markets in Texas and Arkansas.

Debt Restructuring Of PCI And Its Direct And Indirect Parents Preceding The Acquisition of PCI by Teletouch

Prior to the PCI Acquisition, Progressive Concepts Communications, Inc. (“PCCI”), was the direct parent of TLLP. PCCI (together with PCI and PCI’s parent TLLP) restructured approximately $28.5 million of senior and mezzanine debt, primarily related to PCCI’s April 2001 acquisition of PCI (the “Debt

Restructuring”), and subsequently effected a reorganization of its commonly controlled subsidiaries. The approximately $28.5 million debt restructuring consisted of the payment of $10 million to Fortress Credit Corp. (“Fortress”), PCI’s previous senior lender, and the assumption of the approximately $8.7 million in debt owed by PCI to Fortress by TLLP, secured by shares of Teletouch’s common stock owned by TLLP. Under the terms of the debt that was assumed by TLLP, the debt is to be repaid by TLLP in full within 12 months or Fortress will have the right to foreclose and convert the outstanding principal and accrued interest into shares of Teletouch’s common stock held by TLLP. In addition, PCI’s previous mezzanine lenders, Stratford Capital Partners, L.P., a Delaware limited partnership, Retail & Restaurant Growth Capital, L.P., a Delaware limited partnership, agreed to exchange their approximately $9.8 million of debt in PCI into 4,350,000 shares of Teletouch Common Stock owned by TLLP (equal to 10% of TLLP’s ownership in Teletouch prior to that transaction which results in TLLP’s ownership being reduced from approximately 89% to 80% of Teletouch’s outstanding common stock) and a Preferred A Membership Interest by TLLP. As a result of the Debt Restructuring, PCI eliminated approximately $18.5 million of prior senior and mezzanine debt from its books. Contemporaneous with and as part of the Debt Restructuring, PCI entered into a new factoring facility with Thermo secured by PCI’s accounts receivable which provides approximately up to $10.0 million of available advances against PCI’s accounts receivable. On August 11, 2006 approximately $6.2 million was advanced to PCI under the factoring facility, which was primarily used by PCI to make the required payment to Fortress to complete the Debt Restructuring.

Under the Thermo factoring and security agreement, Thermo agreed to purchase receivables of PCI up to an overall limit of $10.0 million. The advance rate was initially set at 70% of the receivables being sold. However, the advance rate can increase at Thermo’s discretion based upon factors detailed in the agreement. As of the date of this Report the advance rate has been increased to 85% of the receivables being sold. The agreement also provides for an initial discount fee of 1.0% (with additional discounts payable based on the period of time that a given receivable remains outstanding) and 5% contingency reserve. Additionally, PCI is required to repurchase receivables that are not collected within 120 days or that are otherwise rejected under the agreement. The agreement contains other, standard factoring terms as set forth in the agreement.

As a result of the Debt Restructuring, PCI was released from all of the its institutional debt (other than the amounts owed under its new factoring facility), and all of its assets (except for the accounts receivable that are pledged in support of the new accounts receivable factoring facility) were released from all related liens; provided however, that the assets of PCI will remain subject to a lien in favor of Fortress that would be reinstated in the event of any default or violation of any Negative Covenants (discussed below) by Teletouch or PCI under the respective Transaction Party Agreements (the “TPAs” each of which is individually referred to as a “TPA”) between each of Teletouch and PCI and Fortress. As of August 11, 2006 the debt owed to Fortress by TLLP was approximately $8.7 million.

Agreements Entered Into By Teletouch And PCI In Connection With The Acquisition of PCI by Teletouch

In connection with the transactions, Teletouch and PCI, entered into several agreements, the terms and provisions of which are summarized below.

Contribution Agreement. Teletouch and TLLP entered into a certain Contribution Agreement (the “CA”). Prior to the CA, TLLP was the beneficial owner of 4,200 shares of common stock, $.10 par value per share, of PCI, which represented 100% of PCI’s outstanding securities. Under the terms and provisions of the

CA, TLLP contributed and Teletouch accepted all such outstanding equity securities of PCI. Upon the closing of the CA, PCI became a wholly-owned subsidiary of Teletouch.

Transaction Party Agreement. Each of Teletouch and its new wholly-owned subsidiary, PCI, entered into a certain Transaction Party Agreement (the “TPA”) with Fortress. Fortress entered the TPA in its capacities both as agent for certain lenders of and as a lender to TLLP. Fortress released PCI and its assets from any indebtedness and liens relating to existing debt owed to Fortress by PCI and its parent, PCCI and agreed to look solely to TLLP for the repayment of its debt and imposed a security interest on the assets of TLLP, including TLLP’s shares of Teletouch common stock. In connection with that Debt Restructuring, Fortress sought assurances from PCI and PCI’s future parent, Teletouch, that those entities would not take actions which in Fortress’ view had the propensity of reducing the value of Fortress’ security. Those assurances took the legal form of the TPA executed by each of Teletouch and PCI with Fortress. The TPAs include the negative covenants (the “Negative Covenants”) discussed below as well as a provision that in the event of a breach by PCI or Teletouch of any of the Negative Covenants, the claims and liens of the lenders and Fortress against PCI under the Loan Agreement between TLLP and Fortress (discussed below in Item 2.03), will be deemed to have been reinstated to the fullest extent available under law. (As of the date of this Report the principal amount of the indebtedness owed by TLLP to Fortress and the other lenders under the Loan Agreement is approximately $8.7 million.) The Negative Covenants to which Teletouch and PCI agreed to be bound include, among other things, commitments not to:

(i)	incur or assume any indebtedness except for certain permitted debt, debt consented to by Fortress in writing in advance in its sole and absolute discretion, and debt relating to advances from either of PCI to Teletouch or Teletouch to PCI;

(ii)	incur or assume any liens on their properties or assets other than certain permitted liens and existing liens;

(iii)	enter into or be a party to any merger, consolidation, reorganization or exchange of stock or assets or sale of assets (expect for certain enumerated transactions, including, but not limited to, the pending sale of Teletouch’s paging assets and PCI reorganization and the Debt Restructuring);

(iv)	except for certain enumerated transactions, sell, assign, transfer, convey or lease any of its properties or assets or those of its subsidiaries (except in the ordinary course of its business consistent with past practice), or any interest in all or any substantial part of its property or that of its subsidiaries, or any of its equity capital or that of its subsidiaries or any other equitable or beneficial interest of any kind of it or any of its subsidiaries, whether now owned or hereafter acquired by it or any of its subsidiaries, in whole or in part, directly or beneficially, or purchase or otherwise acquire all or substantially all of the assets of any other entity or any shares of stock of, or similar interest in, any other Person, provided, however, that the Teletouch Entities may effect sales of assets not in the ordinary course of business in an amount not to exceed in the aggregate $2,000,000;

(v)	make any capital contribution or acquire a beneficial interest in any stock or securities provided, however, that the purchase of short-term investment securities for cash management purposes that are characterized as “cash” or “cash equivalents” under Generally Accepted Accounting Principles shall not be deemed to be a violation of this negative covenant;

(vi)	organize any subsidiaries without Fortress’ prior written consent in its sole and absolute discretion (unless such subsidiaries agreed to be bound by the Negative Covenants);

(vi)	loan, make advances, guarantee or become liable in connection with the obligations or indebtedness, except: (a) as an endorser of negotiable instruments for the payment of money deposited to its bank account for collection in the ordinary course of its business consistent with past practice; (b) trade credit extended in the ordinary course of its business consistent with past practice; (c) the posting of letters of credit, collateralized by cash, issued in the ordinary course of business consistent with past practice and in an aggregate amount outstanding at any time not to exceed $2 million; (d) advances made in the usual course of its business to its officers and employees for travel and other out-of-pocket expenses incurred by them on its behalf in connection with such business; or (e) advances made to PCI by Teletouch or by Teletouch to PCI to fund such entity’s ordinary course operations as presently constituted;

(vii)	sell, assign or transfer a security interest or pledge any other equity security, including options, warrants, or any other equity or debt security convertible into or exercisable for any equity security, provided that (i) Teletouch may sell up to 20% of its capital stock for cash in an arm’s length transaction if in connection and simultaneously with such sale, an equal number of the shares in Teletouch held by TLLP are sold to a third party (unless such sale does not occur solely because of the refusal of TLLP or Fortress to accept a bona fide offer for such sale), and such third party is neither related to nor an affiliate of Teletouch or PCI, at a price equal to the amount paid to Teletouch, and the proceeds of the shares sold by TLLP, net of direct expenses of such sale and the actual taxes payable in connection therewith are paid to Lender; and (ii) Teletouch may grant employee stock options, restricted stock or stock appreciation rights pursuant to the terms of the plan now in effect and disclosed to Fortress, and permit the exercise of any stock options heretofore or hereinafter so issued;

(viii)	purchase, redeem or exchange any equity securities or set aside funds for any such purposes, provided, however, that Teletouch is not precluded from taking any action required under the terms of its existing securities and obligations;

(ix)	pay or set aside funds for the purpose of any distribution to its equity holders, and

(x)	modify the compensation payable to executives unless and until the modified compensation (i) is approved by the Compensation Committee of Teletouch’s Board of Directors, consisting of “independent” directors in accordance with the American Stock Exchange listing requirements, and (ii) is in accordance with the recommendations of independent compensation consultants engaged by such committee as reflective of market standards applicable to executives in comparable positions.

Registration Rights Agreement. Teletouch, Stratford Capital Partners, L.P., a Delaware limited partnership (“Stratford”), and Retail & Restaurant Growth Capital, L.P., a Delaware limited partnership (“RRGC”) (Stratford and RRGC collectively, the “Holders”) entered into a certain Registration Rights Agreement (the “RRA”). The Holders agreed to terminate certain notes and warrants of PCI in exchange for the transfer to them of 4,350,000 shares of Teletouch’s common stock shares owned by TLLP and certain Series A Preferred Membership Interest issued by TLLP. In connection with this exchange, Teletouch agreed to grant to the Holders certain registration rights under the federal securities laws with respect to the securities received by the Holders pursuant to the foregoing arrangement. Namely, the Holders were granted piggy-back registration rights to participate in any underwritten offering and registration of Teletouch’s equity securities under the Securities Act of 1933, as amended (the “Securities Act”), including a shelf registration statement pursuant to Rule 415 under the Securities Act, through August 10, 2010. The RRA excludes a number of different types of registration statements from the piggy-back registration rights provided by the RRA, including but not limited to, any registration statement (i) on Form S-8 or any similar successor form, (ii) filed in connection with the acquisition of or combination with another entity, (iii) required pursuant to an agreement executed between Teletouch, TLLP or Fortress with a purchaser in a so-called “PIPE” private placement transaction for the resale by the investors in the PIPE of securities of the Registrant (a “PIPE Agreement”), to the extent such PIPE Agreement does not provide for the Holders to have registration rights, or (iv) relating to securities offered for the account of Teletouch that is filed prior to August 10, 2008; provided, that at least 50% of the securities registered are offered for the account of Teletouch.

The Holders also agreed not to effect any public sale or private offer or distribution of any equity securities of Teletouch during the 10 business days prior to the effectiveness under the Securities Act of any underwritten registration with respect to any Teletouch’s equity securities or any securities convertible into or exercisable or exchangeable for such equity securities and during such time period after the effectiveness under the Securities Act of any underwritten registration (not to exceed 180 days) as Teletouch and the managing underwriter may agree. To evidence these obligations, each Investor (or its future transferee) agreed to execute and deliver to Teletouch and the underwriters in an underwriting offering such lock-up agreements as may be required.

Accounts Receivable Factoring Agreement. Under the Thermo factoring and security agreement, Thermo agreed to purchase receivables of PCI up to an overall limit of $10.0 million. The advance rate was initially set at 70% of the receivables being sold. However, the advance rate can increase at Thermo’s discretion based upon factors detailed in the agreement. As of the date of this Report the advance rate has been increased to 85% of the receivables being sold. The agreement also provides for an initial discount fee of 1.0% (with additional discounts payable based on the period of time that a given receivable remains outstanding) and 5% contingency reserve. Additionally, PCI is required to repurchase receivables that are not collected within 120 days or that are otherwise rejected under the agreement. The agreement contains other, standard factoring terms as set forth in the agreement.

The TPA, the CA, the RRA and the Thermo accounts receivable factoring and security agreement contain certain other provisions which are customary for agreements of their type.

Expected Accounting Treatment For The Acquisition of PCI by Teletouch

As of August 11, 2006 PCI will be accounted for as a wholly-owned subsidiary of Teletouch. The transaction that resulted in the new subsidiary for Teletouch is considered a reorganization of entities under common control since both PCI and Teletouch were under the common control of TLLP prior to the reorganization. Prior to the reorganization TLLP controlled 100% of the outstanding common stock of PCI and approximately 80% of the outstanding common stock of Teletouch. In accordance with the accounting guidance under Emerging Issues Task Force Issue No. 90-5 “Exchanges of Ownership Interests Between Entities Under Common Control” and Appendix D of Statement of Financial Accounting Standards No. 141 “Business Combinations” the PCI Contribution will be accounted for in a manner similar to a pooling of interests which means that the historical basis of the net assets of PCI will be combined with those of Teletouch beginning in the period that the transaction occurred. Since the transaction was completed as of August 11, 2006, the financial statements for Teletouch’s fiscal quarter ended August 31, 2006 will include the financial statements of PCI combined from the beginning of the period as if the transaction had occurred at that date. All historical financial statements and financial information presented in the period beginning with the fiscal quarter ended August 31, 2006 and thereafter will be restated to include PCI for comparative purposes.

Sale of Paging Business

On July 7, 2005, the Board of Directors of the Company (the “Board”) met and reviewed a proposal made by management to sell the Company’s core paging and two-way radio businesses to raise the necessary cash to acquire unidentified high growth businesses in the future. Prior to this meeting, management had obtained a draft letter of intent from a prospective buyer of the paging business, which was presented to the Board at this meeting. After review of the information presented by management, which included the future business direction of the Company, its ability to continue to operate as a going concern and the estimated value of its paging business unit, the Board met on July 10, 2005 and authorized the Company’s management to continue negotiations with the prospective buyer of the paging business. In August 2005, with the assistance and guidance of its independent advisors, Howard Frazier Barker Elliot, Inc. (“HFBE”), the Company’s management completed an evaluation of Teletouch’s future business direction and a valuation of the Company’s paging business. Having assessed the limited market opportunities, reviewed management’s recommendation, and reviewed the fairness opinion rendered by HFBE, the Board determined that the disposition of the paging business assets was in the best interests of our stockholders. On August 19, 2005, our Board approved and authorized the Company’s executive management to enter into an Asset Purchase Agreement (“APA”) with the Buyer (as defined below) to sell substantially all of our assets to the Buyer. Additionally, the Board authorized the Company to solicit offers on the two-way radio business. On December 2, 2005, the Board determined not to sell the Company’s two-way radio business after concluding that the two-way radio business was sufficiently profitable and that there was a low likelihood of a material reduction or loss of value to this business over the next few years. On August 14, 2006 the Company completed the sale of its paging business. These and other matters are described below.

Sale of Paging Business Agreement Terms

On August 22, 2005, the Company entered into an APA to sell substantially all of the assets of its paging business to Teletouch Paging, LP, a limited partnership, wholly-owned by an unrelated, private Fort Worth, Texas investment group, (the “Buyer”).

The assets included in the asset sale transaction include substantially all of the designated assets of the paging business (the “Acquired Assets”) with a net carrying value at May 31, 2006 of approximately $3.4 million.

The Buyer’s aggregate consideration for the Acquired Assets was originally contemplated to be approximately $5.25 million as of August 31, 2005 and would have been payable as follows: (i) $4,000,000 less the cumulative earnings before interest, taxes, depreciation and amortization (“EBITDA”) plus any capital expenditures attributable to the paging business from September 1, 2005 through the closing date to be payable in cash to the Company on the closing date, (ii) $1,200,000 non-interest bearing note payable to the Company due in 12 monthly payments of $100,000 each beginning the earlier of the date that Buyer has satisfied its obligations under its senior borrowings or August 31, 2007 and (iii) the assumption of approximately $50,000 notes payable related to vehicles being sold (collectively, the “Purchase Price”). The $1.2 million promissory note payable to the Company was to be secured by a lien on the assets subject to customary subordination provisions required by the Buyer’s senior lender. On December 30, 2005, the First Amendment to the APA was executed under which the payment terms of the APA were amended to limit the reductions that can be taken against the cash portion of the consideration so that in no event would such amount be more or less than

$2.2 million. Additionally, the First Amendment to the APA provided that the $1.2 million promissory note will be prepaid at closing. In March 2006, the Second Amendment to the APA was executed which further amended the payment terms of the APA. The Second Amendment to the APA maintained the cash portion of the consideration at $2.2 million and re-established the adjustments to the final cash payment due at closing during the period from April 1, 2006 through the closing date. During the period between April 1, 2006 and the closing date, the cash payment will be reduced by the EBITDA of the paging business, reduced by interest charges incurred by the Buyer and increased by any approved capital expenditures related to the paging business. The Second Amendment to the APA also contained the provision that the $1.2 million promissory note will be prepaid at closing. Additionally, the Second Amendment allowed for either the Company or the Buyer to terminate the agreement at anytime after June 30, 2006.

The Purchase Price is subject to adjustment based on the Company’s net working capital, as defined in the APA, at closing and the value of any excess net working capital transferred will be paid to the Company by the Buyer within 45 days of closing. As of May 31, 2006, approximately $30,000 in excess working capital, as defined in the APA, is related to the paging business and would be transferred to the Buyer if the transaction were to have closed at that date.

The APA also contains representations and warranties, indemnification and other provisions customary for agreements of this nature.

The parties to the APA have also entered into a Management Agreement (“MA”), to facilitate a smooth transition of the paging business operations from Teletouch to the Buyer. Under the MA, the Buyer had the authority, on a limited basis consistent with the effective regulations of the FCC, to implement operational policies and to provide general management services with respect to the day-to-day operations of the Company’s paging operations, subject to reporting to and approval of the Chief Executive Officer of Teletouch and its Board. As its compensation for the management services provided under the MSA, the Buyer was entitled to a flat fee each month during the period before the closing date, payable in two equal installments per month, beginning September 2, and 16, 2005, respectively. The term of the MSA was from September 1, 2005 to the earlier of: (i) the APA final closing date, or (ii) the termination of the APA. In March 2006, the MSA was amended to increase the management fee from $50,000 to $100,000 per month beginning April 1, 2006 through the end of the term of the MSA. The management fees paid to the Buyer were charged against the EBITDA of the paging business resulting in a reduced offset to be taken by the Buyer against the cash consideration paid under the terms of the APA. From September 1, 2005 through the closing of the sale of the paging assets in August 2006, the Company paid, in total, $750,000 in management fees to the Buyer.

Completion of Sale of Paging Business

Subsequent to and as a result of the acquisition of PCI on August 11, 2006, as discussed above under “Acquisition of Progressive Concepts, Inc.”, the paging business no longer met the statutory threshold of a sale of all or substantially all assets of the company as contemplated under Delaware corporate laws and, thus the Company was no longer required to obtain the approval of its shareholders and completed the proposed paging business sale.

On August 14, 2006, Teletouch completed the sale of its paging business assets. Prior to closing, the Company and the Buyer agreed to compute the EBITDA of the paging business through July 31, 2006 and add to that amount any subsequent collections on accounts receivable through the closing date to arrive at the total reductions to the purchase price. Further, it was agreed that the Company would have no obligation for expenses incurred related to the paging business from August 1, 2006 through the closing date. The total cash consideration of approximately $3.1 million received by Teletouch at the closing for the acquired assets included a $1.9 million cash payment and a $1.2 million prepayment of the promissory note. Under the terms of the Second Amendment to the APA, the stated cash payment of $2.2 million was reduced by approximately $1.0 million in EBITDA related to the paging business for the period between April 1, 2006 and July 31, 2006 and was increased by $0.3 million in capital expenditures for the same period and was further increased by a working capital adjustment of approximately $0.4 million, resulting in a net cash payment of $1.9 million due at closing. There will be future adjustments to the purchase price relating to the finalization of the working capital and cash flow calculations of the paging business and the future performance of the accounts receivable that was transferred to the Buyer at closing. Teletouch does not anticipate that these subsequent adjustments to the purchase price will materially impact the total consideration received for the acquired assets. Subsequent to closing the sale transaction, Teletouch continues to retain certain direct financial obligations under lease agreements and vehicle notes but has received a personal guaranty from the owner of the Buyer for the satisfaction of these obligations and Teletouch gains a subordinate lien in all of the assets of the paging business second to the Buyer’s senior lender until all such obligations are either paid in full or are assumed by the Buyer as discussed below.

General Security and Guaranty Agreements

In connection with the closing of the paging asset sale, Teletouch and the Buyer also executed two additional agreements to grant Teletouch certain security interests and to obtain personal guaranties in connection with the Buyer’s obligations arising out of the APA.

Namely, Teletouch and the Buyer executed a certain Security Agreement (the “SA”), dated as of August 14, 2006, pursuant to which the Buyer agreed to, as security for the payment and performance of its obligations related to transfer of certain lease agreements to the Buyer under the APA, grant to Teletouch a continuing security interest in all of the Collateral (as defined below), subordinated to the security interest of certain lenders.

Such Collateral includes, without limitation: (i) all personal property, fixtures, inventory, equipment held for lease, raw materials, certain equipment employed in connection with the Buyer’s business, (ii) all of the Buyer’s present and future accounts, accounts receivable, general intangibles, contracts and contract rights, (iii) Buyer’s intellectual property of all description; (iv) Buyer’s all other personal property of any nature, including, without limitation, all accounts, deposits, credit balances, contract rights, inventory, general intangibles, goods, equipment; and (v) all additions or improvements to the foregoing properties.

Teletouch’s continuing security interest is subject to the priority of certain permitted liens incurred in the ordinary course of business, not at the time delinquent and for which the Buyer has set aside adequate reserves in accordance with generally accepted accounting principles on its books. These liens include, without limitation, (i) liens for taxes, assessments or other governmental charges, (ii) liens of carriers, warehousemen, mechanics, materialmen and landlords, and (iii) liens incurred to secure performance of tenders, statutory obligations, leases and contracts.

In addition, Robert Albritton, the Chairman of the Buyer (the “Guarantor”), entered into a certain Guaranty Agreement (the “GA”), dated as of August 14, 2006 (the “GA”), to guaranty, irrevocably, absolutely and unconditionally, the full and prompt payment and performance of all of the obligations and agreements and any subsequent amendments of the Buyer to Teletouch. The amount of the Buyer’s guaranty is unlimited and will remain in force until the Buyer’s obligations to Teletouch are paid in full. In the event the Buyer fails to make any payment, Teletouch is entitled to proceed directly against the Guarantor.

The SA and the GA contain certain other provisions which are customary for agreements of their type.

2007 Business Strategy

Teletouch’s primary focus during fiscal year of 2004 was on positioning the Company for growth in the future through the recapitalization of its debt and certain equity securities and the restructuring of its operations to maximize efficiency and profitability. By 2005, the Company was debt free but was seeking new financing to provide growth capital to finance future acquisitions as well as to grow its struggling telemetry business. The Company’s efforts to raise new capital during 2005 were not successful primarily because lenders were concerned that the core paging business of Teletouch had experienced several years of declining revenues and was projected to continue declining. In spite of the Company’s success during 2004 and 2005 in minimizing the level of paging customer attrition and maximizing cash flows through continuous cost saving initiatives it was unsuccessful in its efforts to organically grow new revenues from its startup telemetry business. Early in 2006, the Company decided to sell its paging business and use the proceeds to purchase one or more growing businesses and begin redefining the Company based on these acquisitions. By the middle of 2006, the Company had identified the opportunity to acquire its sister company PCI which is a provider of cellular services under a unique agreement it has with Cingular. Additionally, the Company decided that it could no longer sustain the losses being generated by its telemetry business and began to restructure these operations. During the second half of 2006, the Company maintains the data services portion of its telemetry business but has exited the hardware and engineering portion of this business.

The decision to sell the Company’s core paging business was initially made by the Company’s Board of Directors in July 2005, and management located a buyer for its paging business shortly thereafter. The Company has struggled for the past several years to minimize the costs of operating its paging business in a time of declining revenues. With paging revenues expected to continue declining for the foreseeable future and a relatively fixed cost structure of maintaining the paging network and infrastructure, it became increasingly difficult to maintain a positive cash flow from the paging business. Throughout 2006 the Company worked diligently with the buyer of its paging business to maintain interest in the paging business while Teletouch attempted to secure the regulatory and shareholder approval necessary to complete this sale. By the middle of 2006, it became apparent to the Company that the length of time required to gain the required shareholder and regulatory approval, which included the time required get approval from the SEC of the Company’s proxy statement to solicit votes for this transaction, was going to be to be longer than the Company or the buyer of the paging business could sustain. The agreement to sell the paging business was reached in August 2005 and contained certain adjustments to the purchase price that allowed for the purchase price to be reduced by the cash flows, as defined, of the business from September 1, 2005 through the closing. This adjustment was included in the transaction due to the estimated finite life of the remaining cash flows of the paging business. Each successive month resulted in lower expected proceeds from the sale in addition to a continuing reduction in the monthly cash flows of this business available to Teletouch while it still owned the business. In December 2005, the Company arrived at the idea of acquiring its sister company, PCI, which would substantially increase the assets and operations of Teletouch and would allow the sale of the paging business to be completed without seeking shareholder approval. At the end of fiscal 2006, the Company’s due diligence review was completed and all that remained to complete the transaction were the final negotiations with certain third party debt sources described above. On August 11, 2006, we completed this transaction as described above.

Teletouch’s two-way radio business experienced moderate revenue growth in 2005 due to homeland security grants being made available to local public safety entities to upgrade their communications systems but during 2006 the availability and spending of grant monies slowed resulting in a 6% decline in revenues from the prior year. We believe these revenue opportunities will extend for the next few years at which time some of these customers currently utilizing homeland security grant monies may have limited needs for replacement or upgrades of their radio systems in future years which could result in further declines in future revenues for the two-way radio segment of the Company. For 2007, we expect revenues for the two way business to grow slightly as a result of increased capacity in the business unit to be created by adding additional technical personnel. Although the availability of grant monies may be limited in 2007, the service work for previously installed systems and radios continues to be in exess of what Teletouch can handle currently. The two-way radio business also operates a radio system on which it sells subscription services. The subscription portion of the two-way radio business had experienced declines through the second quarter of the current year, as compared to the prior year resulting from customers migrating to competitive service providers. During the third and fourth quarters, the decline in two-way radio subscription business has slowed due to the Company’s success migrating several accounts from its competitors to Teletouch’s system. Our former customers have recently started returning to Teletouch because of the stability of Teletouch’s two-way radio network. Many of Teletouch’s competitors in the two-way radio business have not been able to maintain the level of customer service provided by Teletouch; nor do they have their networks proven as reliable as those of Teletouch. The Company believes that it will will continue to experience growth during 2007 in its two-way radio subscription accounts as customers’ existing contracts with other providers expire and they migrate to Teletouch. In addition, the Company is also looking at certain acquisitions that would enhance its two-way radio networks. During 2006, it was unsuccessful in negotiations to purchase a network in the Dallas / Fort Worth market that was complementary to the Company’s existing system in that market. The Company does not believe the two-way radio business is a high growth business, although it has been a stable business for the Company for many years and is expected to achieve limited growth over the next couple of years.

Three years ago, the Company recognized the trends in its core paging and two-way radio businesses and began to develop a telemetry business. To date, revenues from the telemetry business have been insignificant. The market for telemetry products is large and relatively new, but continued technical issues with its telemetry products have prohibited the Company from growing this business. In October 2005, the Company decided to restructure its telemetry operations. Although certain operational aspects and personnel have been changed in the telemetry business as of the end of December 2005, the restructuring efforts were slightly delayed as a result of the resignation of J. Kernan Crotty, the Company’s then President, on December 19, 2005. Mr. Crotty was directly responsible for the operations of the Company’s telemetry business while he was employed by Teletouch. As of February 2006, the Company has begun to execute a strategy to limit its involvement in the telemetry business to that of being a network services provider utilizing its proprietary GeoFleet software package. The Company has made the decision to exit the hardware portion of the telemetry business and as of May 31, 2006 it has liquidated its remaining inventory. Teletouch will continue to provide network services and data hosting for its current customer base as well as seek out other telemetry solution providers that are in need of back-end data hosting and network services. This strategy focuses on utilizing the Company’s previously developed software products rather than continuing to attempt to develop the internal engineering expertise that was required to develop hardware solutions for its customers.

Additionally, the Company is continuing with negotiations to purchase one or more telemetry related companies which it believes would be enhance with the integration of its GeoFleet software.

Most of the efforts over the coming months will be focused on the integration issues related to the acquisition of PCI as well as on securing financing to complete one or more acquisitions to provide revenue growth for the Company. PCI has historically been a privately held company and some of the upcoming challenges relate to migrating the systems and processes of PCI to those required of a public company. Another, equally as important focus at PCI is going to be on improving profitability. PCI has generated net losses in several of its recent years and our focus will be on implementing cost control initiatives at PCI while seeking additional opportunities to grow revenues. Teletouch will continue to focus on minimizing expenses of the remaining legacy operations, which in 2007 will consist of a two way radio business and corporate overhead functions, as demonstrated by the move of its back-office accounting functions to a company owned facility in March 2006 which resulted in a savings of approximately $75,000 annually in facilities cost. Other expense reduction initiatives have been implemented in all of the operating segments of the business. Many of these benefits are being realized currently, but the full impact of certain personnel changes will be realized in 2007 since most of the severance payments ended in 2006.

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

The Company’s Products and Markets

Paging Operations

This discussion should be read considering the discussion under “Sale of Paging Business” above which discusses the completion of the sale of the paging business subsequent to May 31, 2006. This transaction will significantly change Teletouch’s business in the coming year and its operations and the results generated in 2006 will not be indicative of the business that will exist going forward.

Teletouch’s legacy paging network was primarily built through a number of acquisitions that it completed over the years. Teletouch’s messaging traffic was transmitted utilizing the Post Office Code Standardization Advisory Group (“POCSAG”) messaging protocol. This technology is an older and less efficient air interface protocol due to slower transmission speeds and minimal error correction although it continues to be reliable system for the Company’s customers. Teletouch’s paging network operated on 10 frequencies that it licenses in various locations throughout the Southeast United States; 152.240 (OP5), 152.480 (PC1), 152.780 (OJT), 157.740 (PC2), 158.100 (OT2), 158.700 (OP6), 462.800 (OU1), 929.7875 (NO1), 939.7125 (NO4) and 939.4875 (OAT).

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

Teletouch’s legacy paging network provided a one-way communications link to its subscribers within a specified coverage area. The advantage of paging over conventional telephone service is that a pager’s reception is not restricted to a single location. The advantage over cellular telephones is that pagers are smaller, have a longer battery life, and are substantially less expensive to use. Pagers may also be used in areas where cellular telephone use is prohibited, such as hospitals, due to interference with sensitive monitoring equipment. Some cellular subscribers use a pager along with their cellular telephone to screen incoming calls and to lower the expense of their cellular telephone service.

Teletouch provided primarily two basic types of one-way paging services: numeric and alphanumeric. Paging subscribers carry a pocket-sized radio receiver (a pager) that is preset to monitor a designated radio frequency and is activated by radio signals emitted from a transmitter when a call is received. Numeric pagers display a caller’s message that may consist of an area code and telephone number or up to 12 digits of other numeric information. Alphanumeric pagers allow subscribers to receive and store messages consisting of both numbers and letters. Teletouch was licensed by the FCC to transmit numeric, alphanumeric, tone, and voice messages to pagers it either sold or leased to customers.

The Company marketed all its paging products and services under the Teletouch name. The Company distributed its paging products and services through two channels which included (i) a direct sales staff that concentrates on business accounts; and (ii) resellers, who purchase pagers and paging services in bulk and resell them to their own subscribers.

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

During fiscal year 2005, Teletouch was able to secure several sales contracts with entities utilizing recently released Homeland Security funds from the Federal Government. These sales contracts significantly increased the revenues of the two-way radio business during that year. During 2006 the availability and spending of Homeland Security funds declined resulting in a 6% reduction in the revenues of this business. The Company anticipates that these funds will continue to be made available over the next couple of years to allow city, county and local emergency response units to upgrade their communications equipment and that the the two way business will have limited revenue growth over this period. Teletouch’s long relationships and reputation with these city, county and local entities over its almost 42 year presence in East Texas has allowed the Company to procure this business to date and the Company’s management believes it is positioned to continue to be successful in procuring more of this business as the Homeland Security funds continue to be made available.

Late in fiscal 2006, Teletouch entered into an agent agreement with PCI to sell Cingular cellular services and equipment through its two way business. The two way sales team is focusing on the recently rolled out push-to-talk services provided by Cingular. The push-to-talk services are very similar to the traditional LTR services provided by Teletouch which include radio to radio communications and dispatch services for a fixed monthly fee. Although cellular push-to-talk is not a substitute for the time tested and dependable LTR services, it is very complementary and may be adequate for a portion of the customer base serviced by Teletouch. LTR radio equipment is designed to be much more rugged and durable than the cellular phone equipment used for the push-to-talk service, therefore, its used is limited to those businesses or organizations that are operate in less harsh environments.

Telemetry Operations

Three years ago, the Company recognized the trends in its core paging and two-way radio businesses and began to develop a telemetry business. To date revenues from the telemetry business have been insignificant. The market for telemetry products is large and relatively new but continued technical issues with our telemetry products have prohibited the Company from growing this business. In October 2005 the Company decided to restructure its telemetry operations. Although certain operational aspects and personnel had been changed in the telemetry business as of the end of December 2005, the restructuring efforts were slightly delayed as a result of the resignation of J. Kernan Crotty, the Company’s President, on December 19, 2005. Mr. Crotty was directly responsible for the operations of the Company’s telemetry business while he was with Teletouch. As of February 2006, the Company has begun to execute a strategy to limit its involvement in the telemetry business to that of being a network services provider utilizing its proprietary GeoFleet software package. The Company has made the decision to exit the hardware portion of the telemetry business and as of May 31, 2006 it has liquidated its remaining inventory. Teletouch will continue to provide network services and data hosting for its current customer base as well as seek out other telemetry solution providers that are in need of back-end data hosting and network services. This strategy focuses on the software development strengths of the Company rather than continuing to attempt to develop the internal engineering expertise that was required to develop hardware solutions for its customers. Additionally, the Company is continuing with negotiations to purchase one or more telemetry related companies which it believes would be enhance with the integration of it GeoFleet software.

Financial Information about Industry Segments

Teletouch operates in the wireless telecommunications industry, providing paging and messaging, two-way radio, cellular and telemetry services to a diversified customer base. The Company’s consolidated financial statements include two reportable segments: paging and messaging services and two-way radio services. See footnote 15 to the consolidated financial statements for segment financial information regarding these segments. Teletouch’s telemetry and cellular operations each represent less than 10% individually and in the aggregate of operating revenue and assets of the Company. The Company has no foreign operations.

Sources of System Equipment and Inventory

Teletouch does not manufacture any of its network equipment used to previously to provide paging or currently to provide two way radio services, including but not limited to antennas, transmitters, and paging terminals, nor does it manufacture any of the pagers, cellular telephones, two-way radios, consumer electronics or telemetry devices it sells or leases. This equipment is available for purchase from multiple sources, and the

Company anticipates that such equipment will continue to be available in the foreseeable future, consistent with normal manufacturing and delivery lead times. Because of the high degree of compatibility among different models of transmitters, computers and other paging and voice mail equipment manufactured by its suppliers, Teletouch’s networks are not dependent upon any single source of such equipment. The Company purchased pagers and pager network equipment from several competing sources. The Company purchases two way radios primarily from Kenwood USA, Motorola, Vertex and Icom America and the majority of its two way network equipment is purchased from Motorola although there are several competing sources for this equipment.

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

In November 2004, Teletouch registered for and received a copyright on its GeoFleet software code which was effective September 2004. In June 2006 it filed for and received a separate copyright on the database structure used by its Geofleet software even though Teletouch believes this database structure was covered under the initial GeoFleet copyright.

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

Employees

As of September 8, 2006, Teletouch employed 297 people, of which 293 were employed full-time and 4 were employed on a part-time or temporary basis. Of this total, 256 full time employees and 4 part time employees are employed by Progressive Concepts, Inc, a company acquired by Teletouch on August 11, 2006. Most of these employees perform sales, operations support, and clerical roles. The Company considers its relationships with its employees to be satisfactory and is not a party to any collective bargaining agreement.

Item 1A.	Risk Factors

Teletouch may be unable to complete it future regulatory filings in a timely manner

As a result of the acquisition of Progressive Concepts, Inc., on August 11, 2006, Teletouch may not be successful in integrating the financial systems in a timely manner which could result in the Company being unable to meet its upcoming deadlines for it periodic reports with the Securities and Exchange Commission (“SEC”). PCI was a privately held company and although it’s parent company had been previously audited, PCI itself had never been carved out and audited on a stand-alone basis. This auditing process is currently underway but certain financial reporting challenges have been encountered which are delaying the progress on these audits. Due to the size of PCI, Teletouch must file 3 consecutive years of audited financial statements with the SEC within 75 days of the completion of this transaction. The latest date that these financials can be filed to be considered a timely filer is October 27, 2006. If the Company becomes a late filer with the SEC, then it will be subject to more comprehensive requirements related to future registration statements. These additional requirements to register its securities for sale could directly impact its ability to raise the necessary capital to grow the business. The Company believes that it will cost an additional $0.3 to $0.5 million in professional fees if it is required to meet these additional registration requirements. Further, if the Company becomes a late filer with the SEC, it would again be in violation of the American Stock Exchange’s (the “AMEX”) Continued Listing Standards and could have its securities de-listed.

Teletouch may be unsuccessful in integrating the operations of Progressive Concepts, Inc.

On August, 11, 2006, Teletouch acquired all of the stock of Progressive Concepts, Inc. (“PCI”), an affiliated Texas Corporation. PCI was a privately held company based in Fort Worth, Texas. Teletouch’s legacy businesses were headquartered in Tyler, Texas. The Company expects certain challenges integrating the two businesses and transitioning many of its functions to the Fort Worth, Texas facility. If the Company is unsuccessful in this integration then it could experience difficulties meeting its financial reporting obligations, complying with certain regulatory agencies and could interrupt the operations of certain aspects of its businesses.

Teletouch’s parent company may be unable to meet its upcoming financial obligations

Prior to the acquisition of PCI, TLL Partners, LLC (“TLLP”), Teletouch’s parent, assumed all of the remaining institutional debt of PCI. As part of this assumption, TLLP, pledged all of its assets, which are primarily its holding of approximately 80% of the outstanding common stock of Teletouch, against this debt. If TLLP, is unsuccessful in repaying these obligations which begin to mature in August 2007, then the ownership of Teletouch could substantially change in the future. If the lenders become significant shareholders of Teletouch, then there is a risk that these lenders could swing votes on matters which may not be in the best interest of the shareholders as a whole.

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

Teletouch’s products are inherently complex; therefore, it is possible that any defects contained therein may only be detectable once the product is in use. Given the critical services our products provide, these defects could have a serious adverse impact on our customers, which could damage our reputation, harm customer relations and expose us to liability. Furthermore, any product defects could require significant recalls, which may not be covered by vendor warranties. Resolving product defects could consume significant financial and engineering resources, which could adversely affect the development and release of future products. Any product defect could result in shipment delays and a decreased demand for our products, which could reduce our revenues and adversely affect our level of profitability.

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

The telecommunications market is constantly changing due, in part, to technological advances, evolving industry standards and the development of new products. Teletouch’s future success will depend on our ability to keep up with these changes by developing new products with a high market demand. If we fail to identify such products in response to market demands, we could fail to obtain an adequate return on our investments and could lose market share to our competitors.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and AMEX rules, have required most public companies, including our Company, to devote additional internal and external resources to various governance and compliance matters. Because we have a relatively small corporate staff, we rely heavily on outside professional advisers to assist us with these efforts. As a result, we incurred additional operating expenses in 2006 and will incur further expenses in the future. These future costs will include increased accounting related fees associated with preparing the attestation report on our internal controls over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002. In addition, these new or changed laws, regulations and standards are subject to varying interpretations, as well as modifications by the government and AMEX. The way in which they are applied and implemented may change over time, which could result in even higher costs to address and implement revisions to compliance (including disclosure) and governance practices. Our failure to meet these corporate governance requirements may result in delisting of our common stock from AMEX.

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

Teletouch regularly applies to the FCC to use additional frequencies and to add additional transmitter sites to expand coverage on existing frequencies. Under current FCC guidelines, we can expand our coverage and add additional sites only on frequencies formerly classified as PCP frequencies below 929 MHz. All other frequencies below 929 MHz on which Teletouch holds licenses are frozen in a status quo condition pending the final announcement and implementation of geographic area licensing auctions. In addition, FCC approval is required for the Company’s acquisitions of radio licenses held by other companies, as well as transfers of controlling interests of any entities that hold radio licenses. Teletouch cannot be sure that the FCC will approve or act upon the Company’s future applications in a timely manner. Denial or delayed approval by the FCC could affect our business operations, which could reduce our revenues and adversely affect our level of profitability.

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

Item 1B.	Unresolved Staff Comments

There are no material unresolved written comments that were received from the Securities and Exchange Commission’s staff 180 days or more before the end of our fiscal year relating to our periodic or current reports filed under the Securities Act of 1934, as amended.

Item 2.	Properties

Prior to the sale of the paging business, Teletouch owned an office building and one transmitter site, along with the broadcast tower on that site. In addition, the Company leased 15 paging customer service centers and 5 two-way radio shops in its market area as well as a corporate office facility located in Fort Worth, Texas. Teletouch leased transmitter sites on commercial towers, buildings, and other fixed structures in approximately 440 locations which were comprised of approximately 410 paging transmitter sites and 30 two-way radio transmitter sites. After the sale of the paging business on August 14, 2006, the Company retained the ownership of the office building and transmitter site in addition to a corporate office facility located in Fort Worth, Texas, 5 leased two-way radio shops and 30 leased two-way radio transmitter sites. The Company’s leases are for various terms and provide for monthly rental payments at various rates. Teletouch is obligated to make total lease payments of approximately $2.0 million under its office facility and tower site leases for fiscal year 2007. These lease obligations include the leases assigned subsequent to year end as part of the sale of its paging business in August 2006 (see “Sale of Paging Business” discussion above).

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

Through July 2006 the Company has sought to reach an out of court settlement with Mr. Fry and has offered Mr. Fry the opportunity to purchase a limited license to the GeoFleet software. As of the date of this Report, negotiations with Mr. Fry have been unsuccessful. Through the course of these negotiations the Company has become aware of other parties that are purchasing the software from Mr. Fry. The Company has instructed counsel to expand the scope of the original lawsuit to include any and all parties that are using unlicensed copies of software derived from GeoFleet and will be seeking the maximum amount of damages available under the law as well as an injunctions prohibiting the sale or use of this software by any of these parties.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Repurchases of Equity Securities

Teletouch’s Common Stock is traded on the American Stock Exchange (the “AMEX”) under the symbol TLL.

On December 9, 2005, the AMEX Listing Qualifications staff notified the Company that after a review of the Company’s Form 10-K for the fiscal year ended May 31, 2005 and Form 10-Q for the period ended August 31, 2005, it was no longer in compliance with Section 1003(a)(ii) of the AMEX Company Guide since its shareholders’ equity was less than $4,000,000, and that it sustained losses from continuing operations in three of its four most recent fiscal years. The AMEX staff invited the Company to submit a plan of compliance addressing the continued listing deficiency by no later than January 17, 2006, which was filed by the Company on that date.

The AMEX staff reviewed Teletouch’s plan of compliance as submitted by the Company on January 17, 2006 and supplemented on February 8, 2006 (the “Plan”), and concluded that the Plan made a reasonable demonstration of the Company’s ability to regain compliance with the listing requirements. As a result, AMEX Staff granted a listing extension of the Company’s securities on the AMEX through November 30, 2006, provided that the Company met certain interim disclosure and performance milestones through the period. Specifically, on or before March 27, 2006, the Company was required to provide additional financial and other documentation supporting the Plan presented and the Company complied with this disclosure requirement. In addition, the Company was required to provide periodic updates to the staff in connection with the Plan. The Company can provide no assurance that it will be able to satisfy the terms of the staff’s extension or that it will execute upon the Plan as submitted to the Staff. Failure to make progress consistent with the Plan or regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the AMEX.

The Company’s stock trading symbol was modified to include the “.BC” indicator to denote its continued listing noncompliance five days after the initial notification from the AMEX Staff. The trading symbol will bear the foregoing indicator until the Company regains its compliance with the AMEX continued listing requirements.

Following its March 2006 submission to the staff, the Company has received no further information requests from the AMEX staff.

The following table lists the reported high and low transaction prices for Teletouch common stock for the periods indicated, which correspond to our quarterly fiscal periods for financial reporting purposes.

	Common Stock
	High	Low
Fiscal Year 2005
1st Quarter	$0.69	$0.43
2nd Quarter	0.70	0.32
3rd Quarter	0.95	0.54
4th Quarter	0.69	0.42

Fiscal Year 2006
1st Quarter	$0.80	$0.40
2nd Quarter	0.75	0.34
3rd Quarter	0.69	0.38
4th Quarter	0.46	0.34

As of August 24, 2006, 49,416,189 shares of common stock were issued and 48,655,207 shares of Common Stock were outstanding, 1,761,154 options and 6,000,000 warrants to purchase common stock were issued and outstanding. The common stock is the only class of stock which has voting rights or that is traded publicly. As of August 24, 2006, there were 43 holders of record of the Company’s common stock based upon information furnished by Continental Stock Transfer & Trust Company, New York, New York, the Company’s transfer agent. The number of holders of record does not reflect the number of beneficial holders, estimated to be in excess of 800, of Teletouch’s common stock for whom shares and warrants are held by banks, brokerage firms, and other entities.

Teletouch has never paid and does not anticipate paying any cash dividends on its common stock in the foreseeable future. On November 7, 2002, the Company’s common shareholders approved the issuance of 1,000,000 shares of Series C Preferred Stock. The Series C Preferred Stock is convertible into shares of common stock after May 20, 2005 and to date no cash dividends have been paid on the Series C Preferred Stock. On November 1, 2005, the Company issued 44,000,000 shares of its common stock to retire all of the outstanding 1,000,000 shares of its convertible Series C Preferred Stock held by TLL Partners, LLC.

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

(In Thousands, except Per Share Data, and Pagers in Service)

	2006	2005	2004	2003	2002
Service, rent, and maintenance revenue	$16,733	$19,922	$23,192	$27,929	$34,335
Product sales revenue	4,173	4,747	3,562	6,893	12,234

Total operating revenues	20,906	24,669	26,754	34,822	46,569
Operating expenses (3)(5)(6)	21,480	28,362	26,920	36,510	45,249

Operating income (loss)	$(574)	$(3,693)	$(166)	$(1,688)	$1,320
Interest expense, net(1)	(448)	(432)	(357)	(384)	(7,412)
Gain on extinguishment of debt (1)(2)	—	—	—	510	64,505
Gain on litigation settlement (4)	—	—	—	429	—

Income (loss) before income tax expense (benefit) and extraordinary item (1)(2)(3)(4)(5)(6)	(1,022)	(4,125)	(523)	(1,133)	58,413
Income tax expense/(benefit)	152	(673)	60	(372)	—

Income (loss) before extraordinary item (1)(2)(3)(4)(5)(6)	(1,174)	(3,452)	(583)	(761)	58,413
Extraordinary item-Gain derived from negative goodwill on sale of certain PNI assets, net of tax	—	—	64	—	—

Net income (loss) before preferred stock dividends (1)(2)(3)(4)(5)(6)	$(1,174)	$(3,452)	$(519)	$(761)	$58,413

Net income (loss) applicable to common shareholders (1)(2)(3)(4)(5)(6)(7)	$(1,174)	$(3,452)	$(519)	$4,437	$53,624

Earnings (loss) per share – basic:
Earnings (loss) applicable to common shareholders before extraordinary item (1)(2)(3)(4)(5)(6)(7)	$(0.04)	$(0.75)	$(0.12)	$0.96	$11.09
Extraordinary item	$—	$—	$0.01	$—	$—

Earnings (loss) applicable to common shareholders	$(0.04)	$(0.75)	$(0.11)	$0.96	$11.09

Earnings (loss) per share – diluted:
Earnings (loss) applicable to common shareholders before extraordinary item (1)(2)(3)(4)(5)(6)(7)	$(0.04)	$(0.75)	$(0.12)	$0.30	$0.59
Extraordinary item	$—	$—	$0.01	$—	$—

Earnings (loss) applicable to common shareholders	$(0.04)	$(0.75)	$(0.11)	$0.30	$0.59

Pagers in service at end of period	120,100	155,600	194,000	217,700	271,100

Total assets	$8,606	$10,835	$14,748	$16,090	$23,638

Long-term debt and redeemable equity securities, net of current portion (1)(2)(8)	$2,559	$2,290	$2,531	$2,230	$2,511

Shareholders’ equity (1)(2)(3)(4)(5)(6)	$2,202	$3,297	$6,802	$7,253	$9,301

(1)	$57,100,000 in outstanding principal on the Company’s senior debt and $25,513,000 in outstanding principal and accrued interest were retired on May 20, 2002 as the Company concluded its efforts to recapitalize its debt and certain equity securities. The Company recorded a gain on the extinguishment of debt of $64,505,000.

(2)	$2,536,000 in outstanding principal and accrued interest was retired on December 31, 2002. The Company recorded a gain on the extinguishment of debt of $510,000.

(3)	During the second quarter of fiscal 2003, the Company completed verification procedures of its property, plant and equipment. As a result, certain paging infrastructure inventory was not identified therefore a charge of $810,000 was recorded to write off the remaining carrying value of this equipment.

(4)	In December 2002, the Company received $429,000 as the result of a favorable legal settlement.

(5)	2002 information includes charges related to the closure of 22 retail stores in the amount of $488,000 for the abandonment of certain leased retail space and $120,000 for the abandonment of related leasehold improvements recorded in the fourth quarter of fiscal 2002.

(6)	2003 information includes charges related to the Company’s exit from its retail distribution channel in the amount of $2,303,000 recorded in the second and third quarter of fiscal 2003. These charges included $456,000 for personnel related costs, $477,000 for the abandonment of certain leased retail space, $34,000 for the abandonment of related leasehold improvements and $1,426,000 for write-downs on excess furniture and fixtures and computer equipment held for sale.

(7)	In November 2002, the Company recorded a gain of $28,778,000 on the retirement of its Series A and B Preferred Stock in exchange for its Series C Preferred Stock. During 2003 the Company allocated its earnings, including this gain, to the Series C Preferred Stock since it would participate in dividends if they were to be paid by the Company in accordance with the two-class method of presenting earnings per share. This allocation resulted in a charge to net income applicable to common stockholders of $23,580,000, attributable to the Series C Preferred Stock’s participation rights to the earnings of the period. The net gain remaining was recorded in net income applicable to common shareholders and is reflected in the earnings per share calculations for 2003.

(8)	Included are the Company’s obligations under outstanding redeemable common stock warrants and its obligations under outstanding redeemable common stock payable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and the related notes and the discussions under “Application of Critical Accounting Policies,” which describes key estimates and assumptions we make in the preparation of our financial statements.

In addition, the reader should consider the discussion under “Acquisition of Progressive Concepts, Inc.” and “Sale of Paging Business” below which discusses Teletouch’s acquisition of its sister company, Progressive Concepts, Inc. and the subsequent sale of all of the assets and operations related to its paging business while reading the discussion and analysis of the results of operations and financial condition of the Company. These transactions will result in significant changes to our business in the coming year. We believe that in light of these changes, the 2006 results are not indicative of our performance and results of operations going forward.

Acquisition of Progressive Concepts, Inc.

On August 11, 2006, as a consequence of the transactions described below Teletouch became the owner of all of the issued and outstanding equity securities of Progressive Concepts, Inc.(“PCI”), a Texas corporation, by virtue of the contribution of 100% of the issued and outstanding equity securities of PCI to Teletouch by TLL Partners, LLC (“TLLP”), a Delaware limited liability company and the holder of approximately 80% of Teletouch’s outstanding common stock, without the issuance of any monetary or stock consideration by Teletouch (the “PCI Acquisition”). Immediately preceding the PCI Acquisition, PCI and certain of its affiliates entered into a debt restructuring described in greater detail below, pursuant to which (i) PCI paid $10.0 million of its debt to Fortress Credit Corp., a senior lender; (ii) PCI was released from all of its remaining prior institutional debt, and its assets were released from all related liens; (iii) PCI entered into a new accounts receivable factoring and security facility (secured by its accounts receivable) with Thermo Credit, LLC (“Thermo”) under which PCI has factored $6.8 million of receivables; and (iv) certain prior debt obligations of PCI were assumed by TLLP. As of the date of this Report, the only institutional debt owed by PCI is the amount that might be contingently owed under the accounts receivable factoring agreement in the event of noncollection of the factored receivables by Thermo, and the only assets that are pledged by PCI are its accounts receivable which secure the amounts owed under the accounts receivable factoring facility; except that the assets of PCI will remain subject to a lien relating to certain debt assumed by TLLP that would be reinstated in the event of any default or violation of any Negative Covenants by Teletouch or PCI under their respective Transaction Party Agreements, discussed in further detail below.

Teletouch did not assume any of the previous and now-eliminated institutional debt obligations of PCI or any of its affiliates, and is not a guarantor of the amounts owed by PCI under the accounts receivable factoring facility.

About PCI

PCI (also known in Texas and Arkansas under its retail brand, “Hawk Electronics”) is a Cingular® Wireless Master Distributor, Reseller and Mobile Virtual Network Operator (“MVNO), with unaudited gross revenues of approximately $88.1 million for the fiscal year ended December 31, 2005. The current business of PCI is very similar to the paging and two-way wireless services businesses that Teletouch has provided for more than four decades. That is, for over twenty-years, PCI’s core business has been acquiring, billing, and supporting over 90,000 cellular subscribers under a unique, recurring revenue relationship with Cingular. The consumer services business is operated primarily under the Hawk Electronics brand name, with additional business and government sales provided by a direct sales group operating throughout all of PCI’s markets. As a Master Distributor, MVNO and Mobile Virtual Network Enabler, PCI controls the entire customer experience, including initiating and maintaining the cellular service agreements, rating the cellular plans, providing complete customer care, underwriting new account acquisitions, and providing multi-service billing, collections, and account maintenance. The original agreements between PCI and Cingular (and its predecessors) span over twenty years and now comprise a number of multi-year agreements relating to specific markets in Texas and Arkansas.

Debt Restructuring Of PCI And Its Direct And Indirect Parents Preceding The Acquisition of PCI by Teletouch

Prior to the PCI Acquisition, Progressive Concepts Communications, Inc. (“PCCI”), was the direct parent of TLLP. PCCI (together with PCI and PCI’s parent TLLP) restructured approximately $28.5 million of senior and mezzanine debt, primarily related to PCCI’s April 2001 acquisition of PCI (the “Debt Restructuring”), and subsequently effected a reorganization of its commonly controlled subsidiaries. The approximately $28.5 million debt restructuring consisted of the payment of $10 million to Fortress Credit Corp. (“Fortress”), PCI’s previous senior lender, and the assumption of the approximately $8.7 million in debt owed by PCI to Fortress by TLLP, secured by shares of Teletouch’s common stock owned by TLLP. Under the terms of the debt that was assumed by TLLP, the debt is to be repaid by TLLP in full within 12 months or Fortress will have the right to foreclose and convert the outstanding principal and accrued interest into shares of Teletouch’s common stock held by TLLP. In addition, PCI’s previous mezzanine lenders, Stratford Capital Partners, L.P., a Delaware limited partnership, Retail & Restaurant Growth Capital, L.P., a Delaware limited partnership, agreed to exchange their approximately $9.8 million of debt in PCI into 4,350,000 shares of Teletouch Common Stock owned by TLLP (equal to 10% of TLLP’s ownership in Teletouch prior to that transaction which results in TLLP’s ownership being reduced from approximately 89% to 80% of Teletouch’s outstanding common stock) and a Preferred A Membership Interest by TLLP. As a result of the Debt Restructuring, PCI eliminated approximately $18.5 million of prior senior and mezzanine debt from its books. Contemporaneous with and as part of the Debt Restructuring, PCI entered into a new factoring facility with Thermo secured by PCI’s accounts receivable which provides approximately up to $10.0 million of available advances against PCI’s accounts receivable. On August 11, 2006 approximately $6.2 million was advanced to PCI under the factoring facility, which was primarily used by PCI to make the required payment to Fortress to complete the Debt Restructuring.

Under the Thermo factoring and security agreement, Thermo agreed to purchase receivables of PCI up to an overall limit of $10.0 million. The advance rate was initially set at 70% of the receivables being sold. However, the advance rate can increase at Thermo’s discretion based upon factors detailed in the agreement. As of the date of this Report the advance rate has been increased to 85% of the receivables being sold. The agreement also provides for an initial discount fee of 1.0% (with additional discounts payable based on the period of time that a given receivable remains outstanding) and 5% contingency reserve. Additionally, PCI is required to repurchase receivables that are not collected within 120 days or that are otherwise rejected under the agreement. The agreement contains other, standard factoring terms as set forth in the agreement.

As a result of the Debt Restructuring, PCI was released from all of the its institutional debt (other than the amounts owed under its new factoring facility), and all of its assets (except for the accounts receivable that are pledged in support of the new accounts receivable factoring facility) were released from all related liens; provided however, that the assets of PCI will remain subject to a lien in favor of Fortress that would be reinstated in the event of any default or violation of any Negative Covenants (discussed below) by Teletouch or PCI under the respective Transaction Party Agreements (the “TPAs” each of which is individually referred to as a “TPA”) between each of Teletouch and PCI and Fortress. As of August 11, 2006 the debt owed to Fortress by TLLP was approximately $8.7 million.

Agreements Entered Into By Teletouch And PCI In Connection With The Acquisition of PCI by Teletouch

In connection with the transactions, Teletouch and PCI, entered into several agreements, the terms and provisions of which are summarized below.

Contribution Agreement. Teletouch and TLLP entered into a certain Contribution Agreement (the “CA”). Prior to the CA, TLLP was the beneficial owner of 4,200 shares of common stock, $.10 par value per share, of PCI, which represented 100% of PCI’s outstanding securities. Under the terms and provisions of the CA, TLLP contributed and Teletouch accepted all such outstanding equity securities of PCI. Upon the closing of the CA, PCI became a wholly-owned subsidiary of Teletouch.

Transaction Party Agreement. Each of Teletouch and its new wholly-owned subsidiary, PCI, entered into a certain Transaction Party Agreement (the “TPA”) with Fortress. Fortress entered the TPA in its capacities both as agent for certain lenders of and as a lender to TLLP. Fortress released PCI and its assets from any indebtedness and liens relating to existing debt owed to Fortress by PCI and its parent, PCCI and agreed to look solely to TLLP for the repayment of its debt and imposed a security interest on the assets of TLLP, including TLLP’s shares of Teletouch common stock. In connection with that Debt Restructuring, Fortress sought assurances from PCI and PCI’s future parent, Teletouch, that those entities would not take actions which in Fortress’ view had the propensity of reducing the value of Fortress’ security. Those assurances took the legal form of the TPA executed by each of Teletouch and PCI with Fortress. The TPAs include the negative covenants (the “Negative Covenants”) discussed below as well as a provision that in the event of a breach by PCI or Teletouch of any of the Negative Covenants, the claims and liens of the lenders and Fortress against PCI under the Loan Agreement between TLLP and Fortress (discussed below in Item 2.03), will be deemed to have been reinstated to the fullest extent available under law. (As of the date of this Report the principal amount of the indebtedness owed by TLLP to Fortress and the other lenders under the Loan Agreement is approximately $8.7 million.) The Negative Covenants to which Teletouch and PCI agreed to be bound include, among other things, commitments not to:

(i)	incur or assume any indebtedness except for certain permitted debt, debt consented to by Fortress in writing in advance in its sole and absolute discretion, and debt relating to advances from either of PCI to Teletouch or Teletouch to PCI;

(ii)	incur or assume any liens on their properties or assets other than certain permitted liens and existing liens;

(iii)	enter into or be a party to any merger, consolidation, reorganization or exchange of stock or assets or sale of assets (expect for certain enumerated transactions, including, but not limited to, the pending sale of Teletouch’s paging assets and PCI reorganization and the Debt Restructuring);

(iv)	except for certain enumerated transactions, sell, assign, transfer, convey or lease any of its properties or assets or those of its subsidiaries (except in the ordinary course of its business consistent with past practice), or any interest in all or any substantial part of its property or that of its subsidiaries, or any of its equity capital or that of its subsidiaries or any other equitable or beneficial interest of any kind of it or any of its subsidiaries, whether now owned or hereafter acquired by it or any of its subsidiaries, in whole or in part, directly or beneficially, or purchase or otherwise acquire all or substantially all of the assets of any other entity or any shares of stock of, or similar interest in, any other Person, provided, however, that the Teletouch Entities may effect sales of assets not in the ordinary course of business in an amount not to exceed in the aggregate $2,000,000;

(v)	make any capital contribution or acquire a beneficial interest in any stock or securities provided, however, that the purchase of short-term investment securities for cash management purposes that are characterized as “cash” or “cash equivalents” under Generally Accepted Accounting Principles shall not be deemed to be a violation of this negative covenant;

(vi)	organize any subsidiaries without Fortress’ prior written consent in its sole and absolute discretion (unless such subsidiaries agreed to be bound by the Negative Covenants);

(vi)	loan, make advances, guarantee or become liable in connection with the obligations or indebtedness, except: (a) as an endorser of negotiable instruments for the payment of money deposited to its bank account for collection in the ordinary course of its business consistent with past practice; (b) trade credit extended in the ordinary course of its business consistent with past practice; (c) the posting of letters of credit, collateralized by cash, issued in the ordinary course of business consistent with past practice and in an aggregate amount outstanding at any time not to exceed $2 million; (d) advances made in the usual course of its business to its officers and employees for travel and other out-of-pocket expenses incurred by them on its behalf in connection with such business; or (e) advances made to PCI by Teletouch or by Teletouch to PCI to fund such entity’s ordinary course operations as presently constituted;

(vii)	sell, assign or transfer a security interest or pledge any other equity security, including options, warrants, or any other equity or debt security convertible into or exercisable for any equity security, provided that (i) Teletouch may sell up to 20% of its capital stock for cash in an arm’s length transaction if in connection and simultaneously with such sale, an equal number of the shares in Teletouch held by TLLP are sold to a third party (unless such sale does not occur solely because of the refusal of TLLP or Fortress to accept a bona fide offer for such sale), and such third party is neither related to nor an affiliate of Teletouch or PCI, at a price equal to the amount paid to Teletouch, and the proceeds of the shares sold by TLLP, net of direct expenses of such sale and the actual taxes payable in connection therewith are paid to Lender; and (ii) Teletouch may grant employee stock options, restricted stock or stock appreciation rights pursuant to the terms of the plan now in effect and disclosed to Fortress, and permit the exercise of any stock options heretofore or hereinafter so issued;

(viii)	purchase, redeem or exchange any equity securities or set aside funds for any such purposes, provided, however, that Teletouch is not precluded from taking any action required under the terms of its existing securities and obligations;

(ix)	pay or set aside funds for the purpose of any distribution to its equity holders, and

(x)	modify the compensation payable to executives unless and until the modified compensation (i) is approved by the Compensation Committee of Teletouch’s Board of Directors, consisting of “independent” directors in accordance with the American Stock Exchange listing requirements, and (ii) is in accordance with the recommendations of independent compensation consultants engaged by such committee as reflective of market standards applicable to executives in comparable positions.

Registration Rights Agreement. Teletouch, Stratford Capital Partners, L.P., a Delaware limited partnership (“Stratford”), and Retail & Restaurant Growth Capital, L.P., a Delaware limited partnership (“RRGC”) (Stratford and RRGC collectively, the “Holders”) entered into a certain Registration Rights Agreement (the “RRA”). The Holders agreed to terminate certain notes and warrants of PCI in exchange for the transfer to them of 4,350,000 shares of Teletouch’s common stock shares owned by TLLP and certain Series A Preferred Membership Interest issued by TLLP. In connection with this exchange, Teletouch agreed to grant to the Holders certain registration rights under the federal securities laws with respect to the securities received by the Holders pursuant to the foregoing arrangement. Namely, the Holders were granted piggy-back registration rights to participate in any underwritten offering and registration of Teletouch’s equity securities under the Securities Act of 1933, as amended (the “Securities Act”), including a shelf registration statement pursuant to Rule 415 under the Securities Act, through August 10, 2010. The RRA excludes a number of different types of registration statements from the piggy-back registration rights provided by the RRA, including but not limited to, any registration statement (i) on Form S-8 or any similar successor form, (ii) filed in connection with the acquisition of or combination with another entity, (iii) required pursuant to an agreement executed between the Teletouch, TLLP or Fortress with a purchaser in a so-called “PIPE” private placement transaction for the resale by the investors in the PIPE of securities of the Registrant (a “PIPE Agreement”), to the extent such PIPE Agreement does not provide for the Holders to have registration rights, or (iv) relating to securities offered for the account of Teletouch that is filed prior to August 10, 2008; provided, that at least 50% of the securities registered are offered for the account of Teletouch.

The Holders also agreed not to effect any public sale or private offer or distribution of any equity securities of Teletouch during the 10 business days prior to the effectiveness under the Securities Act of any underwritten registration with respect to any Teletouch’s equity securities or any securities convertible into or exercisable or exchangeable for such equity securities and during such time period after the effectiveness under the Securities Act of any underwritten registration (not to exceed 180 days) as Teletouch and the managing underwriter may agree. To evidence these obligations, each Investor (or its future transferee) agreed to execute and deliver to Teletouch and the underwriters in an underwriting offering such lock-up agreements as may be required.

Accounts Receivable Factoring Agreement. Under the Thermo factoring and security agreement, Thermo agreed to purchase receivables of PCI up to an overall limit of $10.0 million. The advance rate was initially set at 70% of the receivables being sold. However, the advance rate can increase at Thermo’s discretion based upon factors detailed in the agreement. As of the date of this Report the advance rate has been increased to 85% of the receivables being sold. The agreement also provides for an initial discount fee of 1.0% (with additional discounts payable based on the period of time that a given receivable remains outstanding) and 5% contingency reserve. Additionally, PCI is required to repurchase receivables that are not collected within 120 days or that are otherwise rejected under the agreement. The agreement contains other, standard factoring terms as set forth in the agreement.

The TPA, the CA, the RRA and the Thermo accounts receivable factoring and security agreement contain certain other provisions which are customary for agreements of their type.

Expected Accounting Treatment For The Acquisition of PCI by Teletouch

As of August 11, 2006 PCI will be accounted for as a wholly-owned subsidiary of Teletouch. The transaction that resulted in the new subsidiary for Teletouch is considered a reorganization of entities under common control since both PCI and Teletouch were under the common control of TLLP prior to the reorganization. Prior to the reorganization TLLP controlled 100% of the outstanding common stock of PCI and approximately 80% of the outstanding common stock of Teletouch. In accordance with the accounting guidance under Emerging Issues Task Force Issue No. 90-5 “Exchanges of Ownership Interests Between Entities Under Common Control” and Appendix D of Statement of Financial Accounting Standards No. 141 “Business Combinations” the PCI Contribution will be accounted for in a manner similar to a pooling of interests which means that the historical basis of the net assets of PCI will be combined with those of Teletouch beginning in the period that the transaction occurred. Since the transaction was completed as of August 11, 2006, the financial statements for Teletouch’s fiscal quarter ended August 31, 2006 will include the financial statements of PCI combined from the beginning of the period as if the transaction had occurred at that date. All historical financial statements and financial information presented in the period beginning with the fiscal quarter ended August 31, 2006 and thereafter will be restated to include PCI for comparative purposes.

Sale of Paging Business

On July 7, 2005, the Board of Directors of the Company (the “Board”) met and reviewed a proposal made by management to sell the Company’s core paging and two-way radio businesses to raise the necessary cash to acquire unidentified high growth businesses in the future. Prior to this meeting, management had obtained a draft letter of intent from a prospective buyer of the paging business, which was presented to the Board at this meeting. After review of the information presented by management, which included the future business direction of the Company, its ability to continue to operate as a going concern and the estimated value of its paging business unit, the Board met on July 10, 2005 and authorized the Company’s management to continue negotiations with the prospective buyer of the paging business. In August 2005, with the assistance and guidance of its independent advisors, Howard Frazier Barker Elliot, Inc. (“HFBE”), the Company’s management completed an evaluation of Teletouch’s future business direction and a valuation of the Company’s paging business. Having assessed the limited market opportunities, reviewed management’s recommendation, and reviewed the fairness opinion rendered by HFBE, the Board determined that the disposition of the paging business assets was in the best interests of our stockholders. On August 19, 2005, our Board approved and authorized the Company’s executive management to enter into an Asset Purchase Agreement (“APA”) with the Buyer (as defined below) to sell substantially all of our assets to the Buyer. Additionally, the Board authorized the Company to solicit offers on the two-way radio business. On December 2, 2005, the Board determined not to sell the Company’s two-way radio business after concluding that the two-way radio business was sufficiently profitable and that there was a low likelihood of a material reduction or loss of value to this business over the next few years. On August 14, 2006 the Company completed the sale of its paging business. These and other matters are described below.

Sale of Paging Business Agreement Terms

On August 22, 2005, the Company entered into an APA to sell substantially all of the assets of its paging business to Teletouch Paging, LP, a limited partnership, wholly-owned by an unrelated, private Fort Worth, Texas investment group, (the “Buyer”).

The assets included in the asset sale transaction include substantially all of the designated assets of the paging business (the “Acquired Assets”) with a net carrying value at May 31, 2006 of approximately $3.4 million.

The Buyer’s aggregate consideration for the Acquired Assets was originally contemplated to be approximately $5.25 million as of August 31, 2005 and would have been payable as follows: (i) $4,000,000 less the cumulative earnings before interest, taxes, depreciation and amortization (“EBITDA”) plus any capital expenditures attributable to the paging business from September 1, 2005 through the closing date to be payable in cash to the Company on the closing date, (ii) $1,200,000 non-interest bearing note payable to the Company due in 12 monthly payments of $100,000 each beginning the earlier of the date that Buyer has satisfied its obligations under its senior borrowings or August 31, 2007 and (iii) the assumption of approximately $50,000 notes payable related to vehicles being sold (collectively, the “Purchase Price”). The $1.2 million promissory note payable to the Company was to be secured by a lien on the assets subject to customary subordination provisions required by the Buyer’s senior lender. On December 30, 2005, the First Amendment to the APA was executed under which the payment terms of the APA were amended to limit the reductions that can be taken against the cash portion of the consideration so that in no event would such amount be more or less than $2.2 million. Additionally, the First Amendment to the APA provided that the $1.2 million promissory note will be prepaid at closing. In March 2006, the Second Amendment to the APA was executed which further amended the payment terms of the APA. The Second Amendment to the APA maintained the cash portion of the consideration at $2.2 million and re-established the adjustments to the final cash payment due at closing during the period from April 1, 2006 through the closing date. During the period between April 1, 2006 and the closing date, the cash payment will be reduced by the EBITDA of the paging business, reduced by interest charges incurred by the Buyer and increased by any approved capital expenditures related to the paging business. The Second Amendment to the APA also contained the provision that the $1.2 million promissory note will be prepaid at closing. Additionally, the Second Amendment allowed for either the Company or the Buyer to terminate the agreement at anytime after June 30, 2006.

The Purchase Price is subject to adjustment based on the Company’s net working capital, as defined in the APA, at closing and the value of any excess net working capital transferred will be paid to the Company by the Buyer within 45 days of closing. As of May 31, 2006, approximately $30,000 in excess working capital, as defined in the APA, is related to the paging business and would be transferred to the Buyer if the transaction were to have closed at that date.

The APA also contains representations and warranties, indemnification and other provisions customary for agreements of this nature.

The parties to the APA have also entered into a Management Agreement (“MA”), to facilitate a smooth transition of the paging business operations from Teletouch to the Buyer. Under the MA, the Buyer had the authority, on a limited basis consistent with the effective regulations of the FCC, to implement operational policies and to provide general management services with respect to the day-to-day operations of the Company’s paging operations, subject to reporting to and approval of the Chief Executive Officer of Teletouch and its Board. As its compensation for the management services provided under the MSA, the Buyer was entitled to a flat fee each month during the period before the closing date, payable in two equal installments per month, beginning September 2, and 16, 2005, respectively. The term of the MSA was from September 1, 2005 to the earlier of: (i) the APA final closing date, or (ii) the termination of the APA. In March 2006, the MSA was amended to increase the management fee from $50,000 to $100,000 per month beginning April 1,

2006 through the end of the term of the MSA. The management fees paid to the Buyer were charged against the EBITDA of the paging business resulting in a reduced offset to be taken by the Buyer against the cash consideration paid under the terms of the APA. From September 1, 2005 through the closing of the sale of the paging assets in August 2006, the Company paid, in total, $750,000 in management fees to the Buyer.

Completion of Sale of Paging Business

Subsequent to and as a result of the acquisition of PCI on August 11, 2006, as discussed above under “Acquisition of Progressive Concepts, Inc.”, the paging business no longer met the statutory threshold of a sale of all or substantially all assets of the company as contemplated under Delaware corporate laws and, thus the Company was no longer required to obtain the approval of its shareholders and completed the proposed paging business sale.

On August 14, 2006, Teletouch completed the sale of its paging business assets. Prior to closing, the Company and the Buyer agreed to compute the EBITDA of the paging business through July 31, 2006 and add to that amount any subsequent collections on accounts receivable through the closing date to arrive at the total reductions to the purchase price. Further, it was agreed that the Company would have no obligation for expenses incurred related to the paging business from August 1, 2006 through the closing date. The total cash consideration of approximately $3.1 million received by Teletouch at the closing for the acquired assets included a $1.9 million cash payment and a $1.2 million prepayment of the promissory note. Under the terms of the Second Amendment to the APA, the stated cash payment of $2.2 million was reduced by approximately $1.0 million in EBITDA related to the paging business for the period between April 1, 2006 and July 31, 2006 and was increased by $0.3 million in capital expenditures for the same period and was further increased by a working capital adjustment of approximately $0.4 million, resulting in a net cash payment of $1.9 million due at closing. There will be future adjustments to the purchase price relating to the finalization of the working capital and cash flow calculations of the paging business and the future performance of the accounts receivable that was transferred to the Buyer at closing. Teletouch does not anticipate that these subsequent adjustments to the purchase price will materially impact the total consideration received for the acquired assets. Subsequent to closing the sale transaction, Teletouch continues to retain certain direct financial obligations under lease agreements and vehicle notes but has received a personal guaranty from the owner of the Buyer for the satisfaction of these obligations and Teletouch gains a subordinate lien in all of the assets of the paging business second to the Buyer’s senior lender until all such obligations are either paid in full or are assumed by the Buyer as discussed below.

General Security and Guaranty Agreements

In connection with the closing of the paging asset sale, Teletouch and the Buyer also executed two additional agreements to grant Teletouch certain security interests and to obtain personal guaranties in connection with the Buyer’s obligations arising out of the APA.

Namely, Teletouch and the Buyer executed a certain Security Agreement, dated as of August 14, 2006 (the “SA”), pursuant to which the Buyer agreed to, as security for the payment and performance of its obligations related to transfer of certain lease agreements to the Buyer under the APA, grant to Teletouch a continuing security interest in all of the Collateral (as defined below), subordinated to the security interest of certain lenders.

Such Collateral includes, without limitation: (i) all personal property, fixtures, inventory, equipment held for lease, raw materials, certain equipment employed in connection with the Buyer’s business, (ii) all of the Buyer’s present and future accounts, accounts receivable, general intangibles, contracts and contract rights, (iii) Buyer’s intellectual property of all description; (iv) Buyer’s all other personal property of any nature, including, without limitation, all accounts, deposits, credit balances, contract rights, inventory, general intangibles, goods, equipment; and (v) all additions or improvements to the foregoing properties.

Teletouch’s continuing security interest is subject to the priority of certain permitted liens incurred in the ordinary course of business, not at the time delinquent and for which the Buyer has set aside adequate reserves in accordance with generally accepted accounting principles on its books. These liens include, without limitation, (i) liens for taxes, assessments or other governmental charges, (ii) liens of carriers, warehousemen, mechanics, materialmen and landlords, and (iii) liens incurred to secure performance of tenders, statutory obligations, leases and contracts.

In addition, Robert Albritton, the Chairman of the Buyer (the “Guarantor”), entered into a certain Guaranty Agreement, dated as of August 14, 2006 (the “GA”), to guaranty, irrevocably, absolutely and unconditionally, the full and prompt payment and performance of all of the obligations and agreements and any subsequent amendments of the Buyer to Teletouch. The amount of the Buyer’s guaranty is unlimited and will remain in force until the Buyer’s obligations to Teletouch are paid in full. In the event the Buyer fails to make any payment, Teletouch is entitled to proceed directly against the Guarantor.

The SA and the GA contain certain other provisions which are customary for agreements of their type.

Overview

Teletouch has been a leading provider of wireless telecommunications services and through May 31, 2006, it primarily provided paging services, in non-major metropolitan areas and communities in the southeast United States. As of May 31, 2006, the Company had approximately 120,100 pagers in service. Through fiscal 2006, the Company derived the majority of its revenues from fixed, periodic fees, not dependent on usage, charged to subscribers for paging services. As long as a subscriber remains on service, operating results benefit from the recurring payments of the fixed, periodic fees without incurring additional selling expenses or other fixed costs.

Results of Operations for the fiscal years ended May 31, 2006, 2005 and 2004

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

With the completion of the sale of the paging division on August 14, 2006, the Company will retain certain operating costs related to maintaining the corporate functions of the public company and operating costs related to the two-way radio business. Additionally, the acquisition of PCI on August 11, 2006 adds a business to Teletouch that has sustained losses in its past three years but does add to the overall substance of Teletouch’s infrastructure and provides a substantially larger operating entity on which to build. Prior to any future acquisitions, the Company expects to continue generating losses. The infrastructure that remains at Teletouch will be leveraged upon to facilitate future acquisitions and integrations.

During the interim period after the paging asset sale, the Company will focus on minimizing the cost of its corporate functions while restructuring its two-way radio and telemetry businesses to minimize losses. The Company has been successful in controlling expenses in periods of declining revenue and plans to continue doing so as the Company moves forward.

Service, Rent and Maintenance Revenue for fiscal years ended May 31, 2006, 2005 and 2004

(dollars in thousands)	Year Ended May 31,						Year Ended May 31,
	2006	% of Oper Rev	2005	% of Oper Rev	$ Change	% Change	2005	% of Oper Rev	2004	% of Oper Rev	$ Change	% Change
Service, rent, and maintenance revenue
Paging	$14,648	70%	$17,974	73%	$(3,326)	-19%	$17,974	73%	$21,590	81%	$(3,616)	-17%
Two way radio	1,877	9%	1,732	7%	145	8%	1,732	7%	1,377	5%	355	26%
Telemetry	208	1%	156	1%	52	33%	156	1%	98	0%	58	59%
Other	—	0%	60	0%	(60)	-100%	60	0%	127	0%	(67)	-53%

Service, rent, and maintenance revenue	16,733	80%	19,922	81%	(3,189)	-16%	19,922	81%	23,192	87%	(3,270)	-14%

Service, Rent and Maintenance Revenue Discussion for fiscal years ended May 31, 2006 and 2005

The 19% decline in paging service revenue for fiscal year ended May 31, 2006 resulted from fewer pagers in service. Pagers in service decreased to approximately 120,100 as of May 31, 2006 as compared to approximately 155,600 as of May 31, 2005, due to a continuing decline in the demand for one-way paging service as well as the sale of approximately 15,000 subscribers in the Georgia market to Satellink Communications, Inc. in July, 2005. Paging subscriber loss rates as a percentage of total paging subscribers have remained flat from year to year, however, as the subscriber base continues to shrink the impact on revenues of these subscriber losses continues to decline. Teletouch anticipates that the demand for one way paging services will continue to decline for the foreseeable future, which will result in reductions in service, rent and maintenance revenues within the paging business, due to the lower volume of subscribers.

The 8% increase in two-way service revenue for fiscal year ended May 31, 2006 is due primarily to acquiring new maintenance and repair contract customers as well as upgrading existing service contract customers adding additional radios to their fleet resulting in increased service billings for Teletouch.

The 33% increase in telemetry service revenue for fiscal year ended May 31, 2006 is due to changes in customer rate plans as well as increased customer activations of the VisionTrax™ product which is used to track trailers and rail cars as well as other mobile assets. As of May 31, 2006, the Company has restructured its telemetry business to provide network services and hosting for telemetry customers rather than emphasizing hardware solutions as it had done previously. By ceasing its sale of telemetry devises, the Company expects its telemetry service revenues to slightly decline or remain flat in 2007.

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

Cost of Service, Rent and Maintenance for fiscal years ended May 31, 2006, 2005 and 2004

Cost of service, rent and maintenance expense consist of the following significant expense items:

(dollars in thousands)	Year Ended May 31,			Year Ended May 31,
	2006	2005	Change	2005	2004	Change
Cost of service, rent and maintenance
Tower lease expense	$2,458	$2,978	$(520)	$2,978	$2,346	$632
Third party airtime and network telco costs	2,299	3,120	(821)	3,120	3,333	(213)
Salaries and other personnel expense	3,852	3,744	108	3,744	3,955	(211)
Office expense	774	694	80	694	946	(252)
Other expenses	287	316	(29)	316	445	(129)

Total cost of service, rent and maintenance	$9,670	$10,852	$(1,182)	$10,852	$11,025	$(173)

Explanations for changes in expenses greater that $100,000 are provided below:

Cost of Service, Rent and Maintenance Discussion for fiscal years ended May 31, 2006 and May 31, 2005

•	The decrease in tower lease expense for the fiscal year ended May 31, 2006 is attributable to the sale of the PNI paging network in July 2005, shutting down the Arkansas 0AT paging network in August 2005 and an internal review of the Company’s tower leases which resulted in the cancellation or modification of several paging related tower leases resulting in reduced lease expense as compared with the prior year.

•	The decrease in third party airtime and network telco costs for the fiscal year ended May 31, 2006 is due primarily to the continued decline in the paging subscriber base and continued rationalization of the Company’s paging networks resulting in consolidations and shut downs during 2006 as well as a reduction in paging subscribers with coverage on other affiliate’s paging network. The decrease is also attributable to an internal review of the Company’s telephone circuits which resulted in disconnecting unnecessary phone lines, trunks and telephone services.

•

The increase in salaries and other personnel expense for the fiscal year ended May 31, 2006 is primarily attributable to the re-assignment of paging personnel and related employee insurance from selling and general and administrative expense to direct costs of service. The change related to these personnel resulted from the internal moving of personnel and the re-defining of job responsibilities in preparation of the sale of the Company’s paging business. These personnel changes were made in September 2005 when the sale of the paging business was originally expected to be complete.

Cost of Service, Rent and Maintenance Discussion for fiscal years ended May 31, 2005 and May 31, 2004

•	The increase in tower lease expense for the fiscal year ended May 31, 2005 is primarily the result of additional tower leases entered into or assumed by the Company as a result of the acquisition of substantially all the assets of Delta Communications, Inc., in January 2004, and Preferred Networks, Inc., in May 2004. In addition, an internal review of the company’s existing tower leases was initiated during the quarter ended February 28, 2005, which resulted in the discovery of an expired lease which contained a holdover penalty clause in the event the lease was carried on a month-to-month basis. This lease expired December 31, 1999 and an accrual of $78,385 additional expense was recorded to account for the difference between the holdover penalty and the amounts invoiced and paid through February 28, 2005. A new lease has been negotiated with the lessor and as of May 31, 2006, the Company has $59,155 remaining accrued for this potential holdover penalty.

•	The decrease in third party airtime and network telco costs for the fiscal year ended May 31, 2005 is due to a result of a declining subscriber base and concentrating efforts on reviewing third party airtime invoices for proper billing.

•	The decrease in salaries and other personnel expense for the fiscal year ended May 31, 2005 is due to a reduction in Teletouch service personnel, 77 employees as of May 31, 2004 as compared to 73 employees as of May 31, 2005.

•	A decrease in office expense for the fiscal year ended May 31, 2005 is due to a reduced number of service center locations combined with office re-locations, including the corporate offices resulting in lower lease payments. The Company had 18 paging service center locations and 5 two way locations as of May 31, 2005, as compared to 20 paging service center locations and 6 two way locations as of May 31, 2004.

•	A decrease in other expenses for the fiscal year ended May 31, 2005 is due to reductions in travel and postage costs primarily due to fewer locations and employees as well as the Company’s implementation of a formalized travel approval policy at the beginning of fiscal 2005.

Sales Revenue and Cost of Products Sold for fiscal years ended May 31, 2006, 2005 and 2004

(dollars in thousands)	Year Ended May 31,						Year Ended May 31,
	2006	% of Oper Rev	2005	% of Oper Rev	$ Change	% Change	2005	% of Oper Rev	2004	% of Oper Rev	$ Change	% Change
Product Sales Revenue
Pagers and accessories	$506	2%	$625	3%	$(119)	-19%	$625	3%	$931	3%	$(306)	-33%
Two way radios and parts	3,289	16%	3,780	15%	(491)	-13%	3,780	15%	2,110	8%	1,670	79%
Telemetry devices and accessories	339	2%	236	1%	103	44%	236	1%	269	1%	(33)	-12%
Other	39	0%	106	0%	(67)	-63%	106	0%	252	1%	(146)	-58%

Total product sales revenue	4,173	20%	4,747	19%	(574)	-12%	4,747	19%	3,562	13%	1,185	33%
Cost of products sold	2,614	13%	4,273	17%	(1,659)	-39%	4,273	17%	3,184	12%	1,089	34%

Sales Revenue and Cost of Products Sold Discussion for fiscal years ended May 31, 2006 and May 31, 2005

Product sales revenue: The 19% decline in pager and accessory sales results from a continued decline in the paging subscriber base particularly within the wholesale distribution channel which has historically accounted for the largest percentage of the pager equipment sales while the business customers primarily lease their paging equipment from the Company. The 13% decrease in two-way product sales revenue for the year ended May 31, 2006 is attributable to a decline in sales contracts to entities utilizing federal grant monies under the Homeland Security programs coupled with delays encountered getting several large projects completed before year end. However, the Company completed a number of projects in May 2006 resulting in billed equipment revenues of $405,000 which was the 2nd largest equipment sales month in the two-way radio division’s history. The 44% increase in telemetry product sales is due primarily to the liquidation of remaining telemetry inventory during the 4th quarter of 2006 after the Company decided to exit the hardware portion of its telemetry business.

Cost of products sold: The 39% decrease in cost of products sold for the fiscal year ended May 31, 2006 is attributable primarily to the decrease in inventory obsolescence expense. The inventory obsolescence expense for the fiscal year ended May 31, 2006 was $84,000 compared to $1,069,000 for fiscal year ended May 31, 2005. During 2005, the Company experienced significant inventory obsolescence related to its struggling telemetry business as well as recorded impairment related to certain slow moving paging and two-way inventory. In addition, the decrease in two-way and paging sales revenue also contributed to the decrease in cost of products sold for the fiscal year ended May 31, 2006.

Sales Revenue and Cost of Products Sold Discussion for fiscal years ended May 31, 2005 and May 31, 2004

Product sales revenue: The 33% decline in pager and accessory sales resulted from a continued decline in the paging subscriber base particularly within the wholesale distribution channel which historically accounted for the largest percentage of the pager equipment sales while the business customers primarily leased their paging equipment from the Company. The 79% increase in two-way product sales revenue for the year ended May 31, 2005 was attributable primarily to certain sales contracts received as a result of the release of federal grant monies under the Homeland Security programs which allow city, county, and local emergency response entities to upgrade their communications equipment.

Cost of products sold: The 34% increase in cost of products sold for the fiscal year ended May 31, 2005 was attributable primarily to two-way sales revenues. In addition, inventory obsolescence expense increased $189,000 in fiscal year ended May 31, 2005 compared to fiscal year ended May 31, 2004 as the Company identified and recorded obsolete and slow moving paging, two way and telemetry products. Inventory obsolescence expense was $1,069,000 for the year ended May 31, 2005 as compared to $880,000 for the year ended May 31, 2004. The additional inventory write-offs in fiscal 2005 are related primarily to certain telemetry inventory that became unusable during the year due to technical problems with the devices.

Selling and General and Administrative Expenses for fiscal years ended May 31, 2006, 2005, 2004

Selling and general and administrative expenses consist of the following significant expense items:

(dollars in thousands)	Year Ended May 31			Year Ended May 31
	2006	2005	Change	2005	2004	Change
Selling and general and administrative expenses
Salaries and other personnel expenses	$3,416	$4,988	$(1,572)	$4,988	$4,883	$105
Office expense	221	395	(174)	395	396	(1)
Advertising expense	56	141	(85)	141	316	(175)
Professional fees	1,451	820	631	820	709	111
Taxes and Licenses fees	373	594	(221)	594	644	(50)
Stock-based compensation expense	78	(53)	131	(53)	67	(120)
Other expenses	1,306	1,564	(258)	1,564	1,598	(34)

Total selling, general, and administrative expenses	$6,901	$8,449	$(1,548)	$8,449	$8,613	$(164)

Explanations for changes in expenses greater than $100,000 are provided below:

Selling and General and Administrative Expenses Discussion for fiscal years ended May 31, 2006 and May 31, 2005

•	The decrease in salaries and other personnel expense for the fiscal year ended May 31, 2006 is due to a reduction in the number of corporate and telemetry overhead employees, 24 employees as of May 31, 2006 as compared to 49 employees as of May 31, 2005 as well as a decrease in management bonuses and two-way commissions when compared to the prior year.

•	The decrease in office expense for the fiscal year ended May 31, 2006 is attributable to the relocation of certain paging service centers and the corporate accounting office which resulted in lower monthly lease payments. A portion of the decrease is due to the reduction in the number of paging office leases, 15 as of May 31, 2006 compared to 18 as of May 31, 2005.

•	The increase in professional fees for the fiscal year ended May 31, 2006 is due to additional accounting and legal fees related to the preparation of the Company’s response to a comment letter received from the SEC related to the Company’s Form 10-K for the year ended May 31, 2004 which was subsequently amended and filed in November 2005. The Company first received comments from the SEC in February 2005. Additional professional fees were incurred during the year related to the negotiation of an asset purchase agreement for the sale of the paging business, which was finalized in August 2005 and subsequently closed on in August 2006, as well as certain management fees in the amount of $50,000 per month paid to the buyer of the Company’s paging business which began September 1, 2005. Beginning in April 2006, the management fees paid under the terms of asset purchase agreement increased to $100,000 per month and continued through the closing of the transaction in August 2006. The management fees paid by the Company are for services provided by the buyer related to managing the day to day operations of the paging business subsequent to the execution of the asset purchase agreement.

•	The decrease in taxes and licenses fees for the fiscal year ended May 31, 2006 compared with the prior year is primarily due to a reduction in franchise tax, state income tax and ad valorem taxes as a result of lower revenues, lower inventory levels and a reduced value of fixed assets. Additionally, fees paid to the Federal Communications Commission related to maintaining the Company’s paging licenses were reduced during the year resulting from decreased revenues.

•

The increase in stock-based compensation expense for the fiscal year ended May 31, 2006 is attributable to the modification of the Company’s former President’s stock options in the third quarter of fiscal 2006 upon his resignation in December 2005. This modification involved extending the exercise period of these stock options an additional nine months beyond their normal expiration which resulted in a one time charge of $90,000 to stock compensation expense during the third quarter of 2006.

•	The decrease in other expenses for the fiscal year ended May 31, 2006 is attributable to fewer bank and credit card charges due to a reduced number of bank accounts. In December 2005, the Company eliminated its bank lockbox payment processing service related to its paging business which resulted in a savings of approximately $5,000 per month in bank charges. The decrease is also attributable to lower non-personnel insurance premiums, particularly related to the renewal of the Company’s directors and officers liability policy, as well as lower travel costs resulting from fewer selling and general and administrative employees during 2006.

Selling and General and Administrative Expenses Discussion for fiscal years ended May 31, 2005 and May 31, 2004

•	The increase in salaries and other personnel expense for the fiscal year ended May 31, 2005 was due to the Company hiring Thomas A. Hyde, Jr. as its Chief Executive Officer in October 2004 in addition to an increase in management bonuses for 2005. The increase in salaries was partially offset by the reduction in the number of selling and general and administrative employees, 58 employees as of May 31, 2004 as compared to 49 employees as of May 31, 2005, as well as, a decrease in employee health insurance expenses.

•	The decrease in advertising expense for the fiscal year ended May 31, 2005 was due to the Company’s decision in fiscal year 2005 to focus telemetry product sales with distributors instead of direct business customers (end users) which reduced the need for advertising and services from an advertising agency.

•	The increase in professional fees for the fiscal year ended May 31, 2005 was due to an additional audit fees related to the Company’s responses to the SEC’s comment letter related to the Company’s Form 10-K for the year ended May 31, 2004. The comment letter from the staff at the SEC was received in February 2005. The Company restated its 2002 and 2003 financial statement by filing an amended Form 10-K/A for the year ended May 31, 2004 which included the restated financials.

•	A decrease in stock-based compensation expense for fiscal year ended May 31, 2005 was attributed to the decrease in the market price of the Company’s stock compared to the fiscal year ended May 31, 2004.

Other Operating Expenses for fiscal years ended May 31, 2006, 2005 and 2004

(dollars in thousands)	Year Ended May 31			Year Ended May 31
	2006	2005	Change	2005	2004	Change
Depreciation and amortization	2,123	3,218	(1,095)	3,218	3,726	(508)
Impairment of goodwill	—	551	(551)	551	—	551
Loss on disposal of assets	172	1,019	(847)	1,019	372	647

Total other operating expenses	2,295	4,788	(2,493)	4,788	4,098	690

Other Operating Expenses Discussion for fiscal years ended May 31, 2006, 2005 and 2004

Depreciation and amortization: The decline in depreciation and amortization expense from fiscal year 2005 to fiscal year 2006 is due to the continued effort of the Company to purchase equipment only as necessary to maintain the paging infrastructure and an adequate supply of pagers to lease to customers as well as the aging of the existing capital assets that have been fully depreciated. For the fiscal year ended May 31, 2006 depreciation expense declined approximately $414,000 as a result of the reduction of the Company’s leased pager fleet and $667,000 due to paging infrastructure assets that were fully depreciated as compared to the prior year. Many of the Company’s paging infrastructure assets acquired in 1995, during the time the Company’s major paging business expansion through acquisition, became fully depreciated late in the first quarter of fiscal 2006.

The decrease in depreciation and amortization expense for fiscal year ended May 31, 2005 was due to fixed assets written off and fully depreciated in fiscal 2004. Depreciation expense related to these fixed assets amounted to approximately $475,000 for fiscal 2004.

Impairment of goodwill: In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company performs an annual impairment test of goodwill. The Company evaluates goodwill at the reporting segment level as of March 1st of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. As required by SFAS No.142, the impairment test is accomplished using a two-stepped approach. The first step screens for impairment and, when impairment is indicated, a second step is employed to measure the impairment. The Company performed its annual goodwill and intangible asset impairment analysis, using the SFAS No. 142 approach described above, during the fiscal year ended May 31, 2006. Based on the analysis performed, no impairment charge was recorded during fiscal 2006.

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

Loss on disposal of assets: The decrease in loss on disposal of assets from fiscal year 2005 to fiscal year 2006 is due primarily to the Company’s efforts to reduce paging network costs which resulted in the consolidation and abandonment of certain paging network systems in fiscal 2005. The loss includes a $665,000 loss from the abandonment of its OAT system in fourth quarter of fiscal 2005.

Interest Expense, Net of Interest Income for the fiscal years ended May 31, 2006, 2005 and 2004

Net interest expense remained flat at $0.4 million in fiscal years 2006, 2005 and 2004. Interest expense, net of interest income primarily consists of the accretion of the redeemable common stock purchase warrants and common stock payable, interest expense related to a line of credit with First Community Financial

Corporation (“FCFC”) and the interest related to various automobile notes. During February 2005, the Company terminated the line of credit with FCFC and paid an additional $10,000 in interest to FCFC related to the minimum interest charge due under the agreement of $5,000 per month through the original expiration of the agreement.

Income Tax Expense (Benefit) for the fiscal year ended May 31, 2006, 2005 and 2004

The effective tax rate is 15% for the fiscal year ended May 31, 2006, due to the interest expense related to the redeemable common stock warrants being non-deductible for tax purposes and an additional valuation allowance recorded against the deferred tax assets to reflect the estimate that these assets may not be realizable in the future given the inability of the Company for forecast net income at this point. The effective tax benefit rate was 16% for the year ended May 31, 2005 due to the interest expense on the redeemable common stock warrants and a valuation allowance recorded against the deferred tax assets to reflect the estimate that these assets may not be realizable in the future given the inability of the Company to forecast net income at this point. The effective tax rate was 12% for the year ended May 31, 2004 due to the interest expense on the redeemable common stock warrants and a change in the tax accrual estimates made at May 31, 2003.

Net Loss

Teletouch’s net loss for the years ended May 31, 2006, 2005 and 2004 is as follows:

	Year Ended May 31,			Year Ended May 31,
	2006	2005	Change	2005	2004	Change
Net loss	$(1,174)	$(3,452)	$2,278	$(3,452)	$(519)	$(2,933)

The $2,278,000 decrease in Net loss for fiscal 2006 as compared to fiscal 2005 is primarily due to a decrease in depreciation expense of approximately $1.0 million as a result of the reduction of the Company’s leased pager fleet and paging infrastructure assets that were fully depreciated as compared to the prior year as well as reductions of approximately $1.1 million in inventory obsolescence expense. A portion of the decrease in Net loss is related to the Company recording $647,000 in expense related to the abandonment of certain fixed assets in fiscal 2005 due to the abandonment of some of the Company’s paging systems as well as recording a $551,000 impairment of goodwill. In addition, the Company’s operating, selling and general and administrative costs decreased in fiscal 2006 in anticipation of the sale of the paging business. The decrease in Net loss for fiscal year ended May 31, 2006 is offset by a loss of $3,189,000 in paging service revenues during fiscal 2006 related to a continuing decline in paging subscribers as well as an $825,000 increase in income tax expense (see discussion below which describes the $673,000 income tax benefit recorded in fiscal 2005).

The $2,933,000 increase in Net loss for fiscal 2005 as compared to fiscal 2004 is primarily due to a loss of $3,616,000 in paging service revenues during fiscal 2005 related to a continuing decline in paging subscribers. Additionally, in fiscal 2005, the Company incurred approximately $189,000 in additional inventory obsolescence expense primarily related to certain telemetry inventory becoming obsolete and an the Company incurred an additional $647,000 in expense related to the abandonment of certain of its fixed assets in fiscal 2005 related to the abandonment of some of the Company’s paging systems. The net loss reported for fiscal 2005 included a $673,000 income tax benefit recorded related to tax losses incurred in 2005 that were carried back to 2003 and 2004 resulting in tax refunds of approximately the same. The increase in expenses in fiscal 2005 was offset by certain cost reduction measures implemented during fiscal 2005, particularly within the corporate office functions.

FINANCIAL CONDITION

(dollars in thousands)	Year Ended May 31,			Year Ended May 31,
	2006	2005	Change	2005	2004	Change
Cash provided by operating activities	$2,118	$2,893	$(775)	$2,893	$3,565	$(672)
Cash used in investing activities	(886)	(1,469)	583	(1,469)	(3,745)	2,276
Cash used in financing activities	(386)	(213)	(173)	(213)	(436)	223

Net increase (decrease) in cash	$846	$1,211	$(365)	$1,211	$(616)	$1,827

Operating Activities

Teletouch’s cash balance was $2,129,000 at fiscal year ended May 31, 2006 as compared to $1,283,000 and $72,000 at May 31, 2005 and 2004, respectively.

The decrease in cash provided by operations during the fiscal year ended May 31, 2006 as compared to the fiscal year ended May 31, 2005 is primarily due to $3,327,000 loss of paging service revenues because of the continued decline in paging subscribers. Additionally, the Company reduced its accounts payable and accrued liabilities by approximately $713,000 in the fiscal year ended May 31, 2006 due to the pending sale of the paging division and paid approximately $531,000 in previously accrued management bonuses related to fiscal 2005. This decrease in operating cash flows was partially offset by the receipt of prior year federal income tax refunds of approximately $675,000 and the reduction of the Company’s accounts receivable due to increased collection efforts in the fourth quarter of fiscal year 2006.

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

Investing Activities

Cash used by investing activities decreased during the fiscal year ended May 31, 2006 as compared to the fiscal year ended May 31, 2005 due to a $580,000 reduction in capital expenditures primarily related to leased pagers.

Cash used by investing activities decreased during the fiscal year ended May 31, 2005 as compared to the fiscal year ended May 31, 2004 due to a $779,000 reduction in capital expenditures, primarily related to leased pagers. Additionally, during fiscal 2004, the Company funded a note receivable to Streamwaves.com,

Inc. in the amount of $250,000 and acquired certain long lived and intangible assets from Delta Communications, Inc. for which there were no similar transactions in fiscal 2005.

Teletouch’s operations require capital investment to purchase inventory for lease to customers and to acquire paging infrastructure equipment to support the Company’s existing subscribers. Net capital expenditures, including pagers, were $1.0 million, $1.5 million and $2.3 million for the fiscal years ended May 31, 2006, 2005 and 2004, respectively. Pager capital expenditures included in the net capital expenditures were $0.8 million, $1.0 million and $1.6 million for the fiscal years ended May 31, 2006, 2005 and 2004, respectively. Teletouch anticipates capital expenditures to continue to decline during fiscal 2007 due to the completion of the sale of the paging division in August 2006.

Financing Activities

The increase in cash used by financing activities for the fiscal year ended May 31, 2006 as compared to the fiscal year ended May 31, 2005 was due primarily to payments of $315,000 for the redeemable common stock payable for fiscal year 2006.

The decrease in cash used by financing activities for the fiscal year ended May 31, 2005 as compared to the fiscal year ended May 31, 2004 was due primarily to approximately $169,000 less in principal payments made on the Company’s credit agreement with TLL Partners and certain vehicle notes.

Current Position/Future Requirements

Teletouch’s primary focus during fiscal year of 2004 was on positioning the Company for growth in the future through the recapitalization of its debt and certain equity securities and the restructuring of its operations to maximize efficiency and profitability. By 2005, the Company was debt free but was seeking new financing to provide growth capital to finance future acquisitions as well as to grow its struggling telemetry business. The Company’s efforts to raise new capital during 2005 were not successful primarily because lenders were concerned that the core paging business of Teletouch had experienced several years of declining revenues and was projected to continue declining. In spite of the Company’s success during 2004 and 2005 in minimizing the level of paging customer attrition and maximizing cash flows through continuous cost saving initiatives it was unsuccessful in its efforts to organically grow new revenues from its startup telemetry business. Early in 2006, the Company decided to sell its paging business and use the proceeds to purchase one or more growing businesses and begin redefining the Company based on these acquisitions. By the middle of 2006, the Company had identified the opportunity to acquire its sister company PCI which is a provider of cellular services under a unique agreement it has with Cingular. Additionally, the Company decided that it could no longer sustain the losses being generated by its telemetry business and began to restructure these operations. During the second half of 2006, the Company maintains the data services portion of its telemetry business but has exited the hardware and engineering portion of this business.

In August 2006, the Company completed the sale of its paging business assets. The cash consideration of $3.1 million received for these assets will allowed Teletouch to fund certain working capital needs of its newly acquired subsidiary company, PCI, and in addition to cash on hand at Teletouch, is expected to provide sufficient cash sustain the corporate overhead of Teletouch during the coming year. During 2007, the Company plans to continue its efforts to raise additional financing to complete one or more targeted acquisitions.

Teletouch’s two-way radio business experienced moderate revenue growth in 2005 due to homeland security grants being made available to local public safety entities to upgrade their communications systems but during 2006 the availability and spending of grant monies slowed resulting in a 6% decline in revenues from the prior year. We believe these revenue opportunities will extend for the next few years at which time some of these customers currently utilizing homeland security grant monies may have limited needs for replacement or upgrades of their radio systems in future years which could result in further declines in future revenues for the two-way radio segment of the Company. For 2007, we expect revenues for the two way business to grow slightly as a result of increased capacity in the business unit to be created by adding additional technical personnel. Although the availability of grant monies may be limited in 2007, the service work for previously installed systems and radios continues to be in exess of what Teletouch can handle currently. The two-way radio business also operates a radio system on which it sells subscription services. The subscription portion of the two-way radio business had experienced declines through the second quarter of the current year, as compared to the prior year resulting from customers migrating to competitive service providers. During the third and fourth quarters, the decline in two-way radio subscription business has slowed due to the Company’s success migrating several accounts from its competitors to Teletouch’s system. Our former customers have recently started returning to Teletouch because of the stability of Teletouch’s two-way radio network. Many of Teletouch’s competitors in the two-way radio business have not been able to maintain the level of customer service provided by Teletouch; nor do they have their networks proven as reliable as those of Teletouch. The Company believes that it will will continue to experience growth during 2007 in its two-way radio subscription accounts as customers’ existing contracts with other providers expire and they migrate to Teletouch. In addition, the Company is also looking at certain acquisitions that would enhance its two-way radio networks. During 2006, it was unsuccessful in negotiations to purchase a network in the Dallas / Fort Worth market that was complementary to the Company’s existing system in that market. The Company does not believe the two-way radio business is a high growth business, although it has been a stable business for the Company for many years and is expected to achieve limited growth over the next couple of years.

Three years ago, the Company recognized the trends in its core paging and two-way radio businesses and began to develop a telemetry business. To date, revenues from the telemetry business have been insignificant. The market for telemetry products is large and relatively new, but continued technical issues with its telemetry products have prohibited the Company from growing this business. In October 2005, the Company decided to restructure its telemetry operations. Although certain operational aspects and personnel have been changed in the telemetry business as of the end of December 2005, the restructuring efforts were slightly delayed as a result of the resignation of J. Kernan Crotty, the Company’s then President, on December 19, 2005. Mr. Crotty was directly responsible for the operations of the Company’s telemetry business while he was employed by Teletouch. As of February 2006, the Company has begun to execute a strategy to limit its involvement in the telemetry business to that of being a network services provider utilizing its proprietary GeoFleet software package. The Company has made the decision to exit the hardware portion of the telemetry business and as of May 31, 2006 it has liquidated its remaining inventory. Teletouch will continue to provide network services and data hosting for its current customer base as well as seek out other telemetry solution providers that are in need of back-end data hosting and network services. This strategy focuses on the software development strengths of the Company rather than continuing to attempt to develop the internal engineering expertise that was required to develop hardware solutions for its customers. Additionally, the Company is continuing with negotiations to purchase one or more telemetry related companies which it believes would be enhance with the integration of its GeoFleet software.

Most of the efforts over the coming months will be focused on the integration issues related to the acquisition of PCI as well as on securing financing to complete one or more acquisitions to provide revenue growth for the Company. PCI has historically been a privately held company and some of the upcoming challenges relate to migrating the systems and processes of PCI to those required of a public company. Another, equally as important focus at PCI is going to be on improving profitability. PCI has generated net losses in several of its recent years and our focus will be on implementing cost control initiatives at PCI while seeking additional opportunities to grow revenues. Teletouch will continue to focus on minimizing expenses of the remaining legacy operations, which in 2007 will consist of a two way radio business and corporate overhead functions, as demonstrated by the move of its back-office accounting functions to a company owned facility in March 2006 which resulted in a savings of approximately $75,000 annually in facilities cost. Other expense reduction initiatives have been implemented in all of the operating segments of the business. Many of these benefits are being realized currently, but the full impact of certain personnel changes will be realized in 2007 since most of the severance payments ended in 2006.

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

As of May 31, 2006, the Company has no borrowings outstanding under its $2.2 million promissory note with TLL Partners. Any borrowings under this arrangement are subject to the approval of the PCCI Board of Directors and availability of funds. TLL Partners is a wholly owned subsidiary of PCCI. The Company has had limited borrowings under this agreement in the past and has been given no assurances from TLL Partners or PCCI that the necessary approval would be given by the PCCI Board of Directors to fund any future operating or capital needs of Teletouch. The Company’s management does not anticipate that the necessary approvals would be granted by the PCCI Board of Directors; therefore, it is operating under the assumption that there are no available borrowings under this agreement.

In February 2005, the Company cancelled its Multiple Advance Promissory Note (“MAP Note”) with First Community Financial Corporation (“FCFC”). The Company initiated the early termination of the MAP Note because it had not had to access this line of credit for the majority of fiscal 2005 and the continuance of this agreement created unnecessary administration functions and their related costs within the Company. Under the terms of the MAP Note, the Company was required to comply with certain financial covenants on a monthly basis. Failure to maintain compliance with these covenants is an event of default as defined under FCFC Security Agreement.

There is no assurance that the Company will be able to improve its cash flow from operations, obtain additional third party financing, generate additional new revenues, or complete any acquisitions it is evaluating. Even if a combination of these events does not occur the Company expects to have sufficient cash to operate the business over the next year from the proceeds of the sale of the paging business alone. In August 2006, the Company completed the sale of its paging business and received cash proceeds of approximately $3.1 million. Immediately following the sale, the Company loaned $2.5 million to its newly acquired subsidiary, PCI (see discussion “Acquisition of Progressive Concepts, Inc.” above). After completing this loan, Teletouch, the parent, was left with approximately $1.8 million cash on hand

Obligations and Commitments

As of May 31, 2006, our contractual payment obligations under our long-term debt agreements and operating leases for office and transmitter locations are indicated in the table below. For purposes of the table below, other long-term liabilities is comprised of certain redeemable common stock warrants issued in conjunction with the Company’s debt restructuring in May 2002 and certain shares of Teletouch Common Stock to be issued in February 2005 in conjunction with the purchase of certain assets from Delta Communications, Inc. (see “Redeemable Common Stock Payable” discussion below).

	Payments Due By Period (in thousands)
Contractual Obligations	Total	2007	2008	2009	2010	Thereafter
Debt obligations , including interest	$149	$101	$39	$9	$—	$—
Operating lease obligations	3,968	1,959	1,053	678	253	25
Other long-term liabilities	3,151	151	3,000	—	—	—

Total significant contractual cash obligations	$7,268	$2,211	$4,092	$687	$253	$25

Redeemable Common Stock Purchase Warrants: In November 2002, the Company issued 6,000,000 redeemable common stock purchase warrants as part of a debt restructuring it completed in fiscal 2003 (the “GM Warrants”). The GM Warrants are redeemable in December 2007 at $0.50 each. As of May 31, 2006, the Company has recorded these warrants as a long-term liability at their fair value of $2,510,135. The GM Warrants are being accreted in value over time to their redemption value of $3,000,000 in May 2007 according to their original terms. See Note 10 to the Consolidated Financial Statements for additional information on the GM Warrants.

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

The shares of common stock to be issued contain a put option allowing the holder to sell 25% of the remaining shares held each quarter, beginning May 31, 2006, back to the company at a specified price. As of May 31, 2006, there are 137,636 shares outstanding that can be sold back to the Company over the next two quarters at $1.10 per share. On June 8, 2006, Delta redeemed 34,409 shares of its redeemable common stock at $1.10 per share receiving a cash payment of $37,850. At the end of August 2006 and November 2006, Delta can redeem 25,807 shares and 77,420 shares, respectively, at $1.10 per share which would result in cash payments of $28,388 and $85,162 due to Delta in September 2006 and December 2006, respectively.

Because of this mandatory redemption feature, the Company has recorded the estimated fair value of the Redeemable Common Stock Payable as a current liability on its consolidated balance sheet, and will adjust the amount to reflect changes in the fair value of the obligation, including accretion in value due to the passage of time, with such changes charged or credited to net income.

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

Teletouch’s review of the carrying value of its long-lived assets at May 31, 2006 indicates that the carrying value of these assets is recoverable through future estimated cash flows. If the cash flow estimates, or the significant operating assumptions upon which they are based, change in the future, Teletouch may be required to record additional impairment charges related to its long-lived assets.

Allowance for Doubtful Accounts: Estimates are used in determining the allowance for doubtful accounts and are based on historic collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages Teletouch reviews historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues; Teletouch compares the ratio of the allowance for doubtful accounts to gross receivables to historic levels and Teletouch monitors collections amounts and statistics. Teletouch’s allowance for doubtful accounts was approximately $30,000 as of May 31, 2006. While write-offs of customer accounts have historically been within our expectations and the provisions established, management cannot guarantee that Teletouch will continue to experience the same write-off rates that it has in the past which could result in material differences in the allowance for doubtful accounts and related provisions for write-offs.

Reserve for Inventory Obsolescence: Estimates are used in determining the reserve for inventory obsolescence and are based on sales trends, a ratio of inventory to revenue, and a review of specific categories of inventory. In establishing its reserve, Teletouch reviews historic inventory obsolescence experience including comparisons of previous write-offs to provision for inventory obsolescence and the inventory count compared to recent sales trends. Teletouch’s reserve for inventory obsolescence was approximately $35,000 as of May 31, 2006. Prior to fiscal 2004, inventory obsolescence has been within our expectations and the provision established. During fiscal 2005, the Company recorded additional reserves for inventory obsolescence to recognize the deterioration in the market value of certain pager, cellular and electronics and telemetry inventory. Pager inventory was impaired primarily due to a decline in market value of certain damaged pagers that are repaired by the Company. Cellular and electronic inventory became impaired after many months of attempting to sell off this excess equipment and the Company recorded a reserve equaling the total value of this inventory. Certain telemetry inventory, primarily related to the Company’s fixed monitoring product line, was impaired subsequent to the Company exiting this business line. Teletouch management cannot guarantee that the Company will continue to experience the same obsolescence rates that it has in the past which could result in material differences in the reserve for inventory obsolescence and the related inventory write-offs.

Provision for Income Taxes: The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods. On November 1, 2005, the Company became a member of the consolidated tax group of Progressive Concepts Communications, Inc. (“PCCI”) as a result of PCCI gaining control of over 80% of the outstanding common stock of Teletouch on that date. PCCI gained control of Teletouch’s common stock through the conversion by TLL Partners, LLC (“TLLP”), PCCI’s wholly owned subsidiary, of all of its shares of the Company’s outstanding Series C Preferred Stock into 43,500,000 share of common stock on November 1, 2005. As of November 1, 2005, TLLP was a disregarded entity for federal tax purposes since it was at that time a single member limited liability company (“LLC”). Therefore, the parent for federal tax purposes was deemed to be PCCI. The Company continued to account for its taxes under SFAS 109 and record its deferred taxes on a stand-alone basis while part of PCCI’s consolidated tax group. In August 2006, as a result certain debt restructuring activities involving TLLP, Teletouch’s direct parent and PCCI’s wholly owned subsidiary, the Company broke from the PCCI tax group due to new TLLP shares that were issued as part of this restructuring which resulted in TLLP no longer being disregarded for tax purposes. Beginning in August 2006, TLLP is taxed as a partnership and the Company is again separately liable for its federal income taxes.

Goodwill: Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). The SFAS No. 142 goodwill impairment model is a two-step process. The first step compares the fair value of a reporting unit that has goodwill assigned to its carrying value. The fair value of a reporting unit using discounted cash flow analysis is estimated. If the fair value of the reporting unit is determined to be less than its carrying value, a second step is performed to compute the amount of goodwill impairment, if any. Step two allocates the fair value of the reporting unit to the reporting unit’s net assets other than goodwill. The excess of the fair value of the reporting unit over the amounts assigned to its net assets other than goodwill is considered the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the carrying value of its goodwill. Any shortfall represents the amount of goodwill impairment. Under the guidance of SFAS 142, companies are required to test for impairment of intangible assets with indefinite lives at least annually. Teletouch’s only intangible asset with an indefinite life is goodwill which was acquired in January 2004 as part of the purchase of the two way radio assets of Delta Communications, Inc. (see Note 14). The Company decided to test this goodwill annually on March 1st, the first day of its fourth fiscal quarter, of each year unless an event occurs that would cause the Company to believe the value is impaired at an interim date.

Using the SFAS No. 142 approach described in the previous paragraph, the Company recorded a goodwill impairment charge during the fourth quarter of fiscal 2005 of $551,000 presented as an operating expense, which resulted primarily from a decline in the profitability of our Dallas / Fort Worth two way radio operations within the two way radio reporting segment of the Company. The goodwill impairment was recorded due to the decreased sales in our logic trunked radio (“LTR”) sales resulting from increased competition in the market from other two way radio provider and cellular companies, lower demand for these services and limited sales staff during the year focusing on this portion of the business. The reduced LTR sales activity was not significant to the operations of the business during the any quarter during the year, although the cumulative effect of the impact on the LTR subscriber base results in lower future cash flow projections than the Company anticipated upon acquiring the business which in turn results in a reduced fair market value of the assets of the reporting segment.

At March 1, 2006, the Company evaluated the carrying value of its goodwill associated with its two-way business and has concluded that no impairment of its goodwill is required this year. The Company estimates the fair value of its two-way business using a discounted cash flow method. No changes have occurred in the two-way business during 2006 that indicated any impairment of the goodwill. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. In evaluating impairment, we estimate the sum of the expected future cash flows derived from such goodwill. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. A significant change in cash flows in the future could result in an additional impairment of goodwill.

Revenue Recognition: Teletouch’s revenue consists primarily of monthly service and lease revenues charged to customers on a monthly, quarterly, semi-annual or annual basis. Deferred revenue represents prepaid monthly service fees paid by customers. Revenue also includes sales of messaging devices and other products directly to customers and resellers. Teletouch recognizes revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable, and (4) collectibility is reasonably assured. Teletouch believes, relative to sales of products, that all of these conditions are met, therefore, product revenue is recognized at the time of shipment.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will become effective for the Company beginning in fiscal 2008. The Company is currently evaluating what effect the adoption of FIN 48 will have on the Company’s future results of operations and financial condition.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first annual reporting period that begins after June 15, 2005. Teletouch adopted SFAS 123(R) effective June 1, 2006 and has chosen to use the modified prospective method to record any necessary compensation cost related to its outstanding stock options. The Company does not anticipate that the adoption of SFAS 123 (R) will have a significant impact on the Company’s overall results of operations or financial position.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We did not have any foreign currency hedges or other derivative financial instruments as of May 31, 2006. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

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

Teletouch’s By-Laws provide that the Board of Directors shall be divided into three classes, and that the total number of directors shall consist of a minimum of three and a maximum of twelve members. The Board of Directors currently consists of five members: two Class I Directors (Messrs. McMurrey and McFarland), one Class II Director (Mr. Webb) and two Class III Directors (Mr. Toh and Ms. Ciallella). Since the Company was unable to hold its 2004 or 2005 Annual Meetings, at its 2006 Annual Meeting, all three classes of directors will stand for re-election in accordance with the Company’s bylaws.

The directors and executive officers of the Company are as follows:

Name	Age (1)	Title
Robert M. McMurrey (4)	60	Chairman of the Board of Directors
Thomas A. “Kip” Hyde, Jr.	45	Chief Executive Officer
Douglas E. Sloan	39	Interim Chief Financial Officer
Clifford E. McFarland (4)	50	Director
Marshall G. Webb (2)(3)(5)	63	Director
Henry Y.L. Toh (2)(3)(5)	48	Director
Susan Stranahan Ciallella (2)(3)(5)	47	Director

(1)	As of August 31, 2006

(2)	Member of the Audit Committee

(3)	Member of the Compensation Committee

(4)	Member of the Executive Committee

(5)	Member of the Nominating Committee

Biographical information with respect to the executive officers and directors of Teletouch are set forth below. There are no family relationships between any present executive officers or directors.

Robert M. McMurrey, Chairman of the Board of Directors, has been a director of Teletouch since 1984. He served as Chief Executive Officer until February 2000. He is also the President, Chief Executive Officer, a director and the sole shareholder of Rainbow Resources, Inc. Through Rainbow Resources, Inc., Mr. McMurrey acquired a controlling interest in Teletouch in 1984. Mr. McMurrey is the majority shareholder, a director and an officer of Progressive Concepts Communications, Inc. which is the majority shareholder of TLL Partners, LLC (“TLLP”), a Texas Limited Liability Company, which controls the majority of the outstanding common stock Teletouch. Mr. McMurrey is also an officer and director of PCI. Mr. McMurrey is also a control person of TLL Partners and Rainbow Resources, Inc. The principal business of TLL Partners is to act as a holding company for Mr. McMurrey’s investment in Teletouch securities. Mr. McMurrey received a B.S. Degree in Petroleum Engineering from the University of Texas in 1971.

Thomas A. “Kip” Hyde, Jr., Chief Executive Officer, joined Teletouch in October 2004. Prior to this, Mr. Hyde was employed by Progressive Concepts Communications, Inc. (“PCCI”), a company controlled by Robert McMurrey, our Chairman, starting in October 2002 as the General Manager of its Hawk Electronics Home & Commercial Services division. In June 2003, Mr. Hyde was named President of State Hawk Security,

Inc., a wholly owned subsidiary of PCCI, which purchased residential and commercial security contracts primarily from Progressive Concepts, Inc., another wholly owned subsidiary of PCCI. From January 2001 and prior to joining PCCI, Mr. Hyde was the President & CEO of Greenland Corporation, a San Diego, CA-based ATM manufacturer and back-office financial services provider to Mr. Hyde’s former employer, Dallas, TX-based Affiliated Computer Services (“ACS”). While at ACS, Mr. Hyde served in various executive roles, including vice president of ACS Retail Solutions and vice president of ACS’ Financial Services group. While at ACS, Mr. Hyde was awarded U.S. Patent #6,038,553 for the development of a self-service check cashing system. A variation of this system (now known as Vcom™) has been installed in over 1,000 7-Eleven stores across the USA. Mr. Hyde holds a B.A. degree in Finance from the University of Texas at Austin.

Douglas E. Sloan, Interim Chief Financial Officer, joined Teletouch as a Senior Financial Analyst in August 1998. In May 2001 he was promoted to Controller and Corporate Secretary. In December 2005, he was promoted to the office of Interim Chief Financial Officer in addition to his other duties. Prior to joining Teletouch, Mr. Sloan was Controller of Amerimax Building Products, Inc., a Dallas based manufacturing company, from 1995 to 1998. Mr. Sloan was began his financial career as a senior auditor with Ernst & Young, LLP in Dallas Texas from 1991 to 1995. Mr. Sloan is a Certified Public Accountant and has been licensed in the State of Texas since 1992. He holds a B.B.A. degree in Accounting from Texas A&M University.

Clifford E. McFarland has been a director of Teletouch since May 1995. In 1991 Mr. McFarland co-founded McFarland, Grossman & Company (MGCO), an investment bank in Houston, Texas, and has served as the President and a Managing Director of MGCO since its inception.

Henry Y.L. Toh, an Independent Director, has been a director of Teletouch since November 2001. He is currently serving as a director with four other publicly traded companies. Since 2001, Mr. Toh has served as a director of Teletouch Communications Inc. Since 1992, Mr. Toh has served as an officer and director of C2 Global Technologies Inc., a publicly held voice-over-IP company. Since December 1998, Mr. Toh has served as a director of iDNA, Inc., a specialized finance and entertainment company. From April 2002 until February 2004, Mr. Toh served as a director of Bigmar, Inc., a Swiss pharmaceuticals company. Since March 2004, Mr. Toh has served as a director of Crown Financial Group, Inc., a registered broker-dealer. From September 2004 until August 2005, Mr. Toh served as a director of Vaso Active Pharmaceuticals Inc. Since 1992, Mr. Toh has served as an officer and director of Four M International, Inc., a privately held offshore investment entity. Mr. Toh began his career with KPMG Peat, Marwick from 1980 to 1992, where he specialized in international taxation and mergers and acquisitions. Mr. Toh is a graduate of Rice University.

Susan Stranahan Ciallella, an Independent Director, was appointed to fill a vacancy on the Teletouch Board of Directors in August 2002. Ms. Ciallella has served as President of Isolagen, Inc. (“Isolagen”), a biotechnology company, since October 2005 and temporarily as Chief Executive Officer (“CEO”) of Isolagen from October 2005 through early June 2006. Ms. Ciallella also serves as Isolagen’s General Counsel and Secretary since joining the company in April 2005, served as Executive Vice President through September 2005, and has been a member of its Board of Directors since May 2005. From July 2003 until April 2005, Ms. Ciallella was a partner in the Philadelphia office of Dilworth Paxson LLP. From 1998 through July 2003, Ms. Ciallella was associated with the law firm of Cozen O’Connor. In 2001, Ms. Ciallella was a forum participant in the Securities and Exchange Commission’s 20th Annual Government-Business Forum on Small Business Capital Formation. Ms. Ciallella is a member of the Pennsylvania and New Jersey bars. Ms. Ciallella is a graduate of the University of Florida (B.S., 1980) and Rutgers University Law School (J.D., 1995).

Marshall G. Webb, an Independent Director, has been a director of Teletouch since November 2001. He is President of Polaris Group, an advisory firm he founded in January 1999, to provide financial advisory and merger & acquisition services to public and private companies. Since March 2006, Mr. Webb has served as a director of ACR Group, Inc., a wholesale distributor of air conditioning, heating and refrigeration equipment; since April 2004, he has served as a director of Isolagen, Inc., a biotechnology company; from February 2004 through April 2005, he served as a director of Omni Energy Services Corp., a seismic support and exploration company. Mr. Webb attended Southern Methodist University, is a Certified Public Accountant, and began his career with Peat, Marwick, Mitchell & Co. Mr. Webb is a “financial expert” as that term is defined in Section 407 of the Sarbanes-Oxley Act of 2002 and under the federal securities laws. Mr. Webb holds the Certificate of Director Education, a nationally-recognized designation for corporate directors.

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

Based solely upon a review of Forms 3 and Forms 4 furnished to Teletouch during the most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors, and security holders required to file the same during the fiscal year ended May 31, 2006 with the following exceptions: Although all filings have been made as of the date hereof, each of the following persons had one

Form 4 filed after the required submission date, namely, Messrs. Webb , Toh and McFarland and Ms. Ciallella.

The Board of Directors

The Board of Directors oversees the business affairs of Teletouch and monitors the performance of management. Pursuant to the Teletouch By-Laws, the Board of Directors has established that the Board of Directors shall consist of no less than three and no more than twelve members; currently the number of seats on the Board of Directors is five. The Board of Directors held 13 meetings during the fiscal year ended May 31, 2006. None of the directors attended fewer than 75% of the meetings of the Board of Directors or of the committee(s) on which he or she served.

Committees of The Board of Directors

Audit Committee. We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Susan Stranahan Ciallella (Chairperson), Marshall G. Webb and Henry Y.L. Toh. The Audit Committee held 9 meetings during the fiscal year ended May 31, 2006.

Compensation Committee. The members of the Compensation Committee are Henry Y.L. Toh (Chairman), Marshall G. Webb and Susan Stranahan Ciallella. During the fiscal year ended May 31, 2006, the compensation committee held 3 meetings.

Executive Committee. Robert M. McMurrey (Chairman) and Clifford E. McFarland are the members of the Executive Committee, which held no meetings during the fiscal year ended May 31, 2006.

Nominating Committee. The Nominating Committee was established during the 2004 fiscal year and had no meetings during the fiscal year ended May 31, 2006. Its members are Henry Y.L. Toh (Chairman), Marshall G. Webb and Susan Stranahan Ciallella.

Audit Committee Financial Expert

The Board of Directors has determined that Marshall G. Webb is an Audit Committee financial expert as defined by Item 401(h) of Regulation S-K of the Exchange Act, and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act. As a financial expert, Mr. Webb has an understanding of GAAP and financial statements, experience in preparing or auditing financial statements of generally comparable companies; has applied such principles in connection with accounting for estimates, accruals and reserves; and has experience with internal accounting controls and an understanding of Audit Committee functions.

Code of Ethics

Teletouch has adopted a code of ethics that applies to its directors, officers and employees. The Code of Ethics was filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2004.

Shareholder Communications with Directors

The Board of Directors has adopted policies and procedures to facilitate written communications by shareholders to the Board. Persons wishing to write to the Board, or to a specified director or committee of the Board, should send correspondence to the Corporate Secretary at 5718 Airport Freeway, Fort Worth, Texas 76117. Electronic submissions of shareholder correspondence will not be accepted.

The Corporate Secretary will forward to the directors all communications that, in his or her judgment, are appropriate for consideration by the directors. Examples of communications that would not be appropriate for consideration by the directors include commercial solicitations and matters not relevant to the shareholders, to the functioning of the Board, or to the affairs of Teletouch. Any correspondence received that is addressed generically to the Board will be forwarded to the Chairman of the Board. If the Chairman of the Board is not an independent director, a copy will be sent to the Chairman of the Audit Committee as well.

Item 11.	Executive Compensation

The following table sets forth the aggregate cash compensation paid for services rendered to Teletouch during the last three fiscal years by each person serving as Teletouch’s Chief Executive Officer and Teletouch’s most highly compensated executive officers serving as such as of May 31, 2006 whose compensation was in excess of $100,000 (“Named Executive Officers”).

	Annual Compensation				Long Term Compensation Awards
Name and Principal Position	Year	Salary($)	Bonus ($) (5)	Other Annual Compensation ($) (6)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs(#)
Robert M McMurrey; Chairman of the Board (1)	2006 2005 2004	75,000 75,000 75,000	160,000 100,000 —	2,654 — —	— — —	— — —

Thomas A. Hyde, Jr.; Chief Executive Officer (2)	2006 2005 2004	250,000 147,115 —	150,000 150,000 —	2,884 2,308 —	— — —	— 500,000 —

Douglas E. Sloan, Interim Chief Financial Officer (3)	2006 2005 2004	101,923 98,000 95,308	30,000 25,000 22,500	4,523 4,260 4,364	— — —	— 50,000 —

J. Kernan Crotty (4)	2006 2005 2004	240,000 240,000 240,000	— 100,000 —	— 7,552 10,651	— — —	— — —

(1)	Mr. McMurrey was also Chief Executive Officer of Teletouch until February 2000. He ceased receiving a salary effective April 30, 2001. Beginning January 1, 2003, Mr. McMurrey began receiving a salary of $75,000 annually. In 2006, Mr. McMurrey was granted a bonus of $160,000 by the Compensation Committee in view of his substantial efforts structuring the acquisition of Progressive Concepts, Inc. (“PCI”) that was completed on August 11, 2006. The structure of the transaction was completed during fiscal 2006 buy was unable to be finalized due to delays created by PCI’s senior lender. This bonus was paid in August 2006. In 2005, Mr. McMurrey was granted a bonus of $100,000 by the Compensation Committee in view of his substantial efforts in negotiating the execution of an asset purchase agreement related to selling the Company’s paging business. This bonus was paid in August 2005. In 2003, Mr. McMurrey was granted a bonus of $50,000 by the Compensation Committee in view of his substantial efforts in effecting the Company’s debt retirement activities. This bonus was paid in August 2003.

(2)

Mr. Hyde became Chief Executive Officer in October 2004. In October 2004, Mr. Hyde entered into an employment agreement with the Company at an annual salary of $250,000 and he is entitled to receive yearly performance related bonus payments with a target annual bonus of $125,000, which could be higher or lower based on the Company’s performance. Notwithstanding the above, Mr. Hyde is entitled to receive a bonus of $125,000 if the Company receives net proceeds from a financing in the amount of at least $3,000,000 during any fiscal year in which Mr. Hyde is employed under his employment agreement. If the Company receives net proceeds from a financing in the amount of at least $10,000,000, Mr. Hyde’s bonus will be increased to $250,000. In 2006, Mr. Hyde was granted a bonus of $160,000 by the Compensation Committee in view of his substantial efforts in structuring the acquisition of PCI. The structure of the transaction was completed during fiscal 2006 buy was not finalized due to delays created by PCI’s senior lender. This bonus was paid in August 2006 In 2005, Mr. Hyde was granted a bonus of $150,000 by the Compensation Committee in view of his substantial efforts in negotiating the execution of an asset purchase agreement related to selling the Company’s paging business. This bonus was paid in August 2005.

(3)	Mr. Sloan became Interim Chief Financial Officer in December 2005 upon the resignation of the J. Kernan Crotty, the Company’s previous President and Chief Financial Officer. In 2006, Mr. Sloan was granted a bonus of $30,000 by the Compensation Committee under the terms of a retention agreement between him and the Company entered into in September 2005. This bonus was paid in August 2006. Mr. Sloan was granted bonuses of $25,000 and $22,500 in fiscal 2005 and 2004, respectively, by the Compensation Committee for his achievement the target objectives established for his department. These bonuses were paid in August 2005 and August 2004, respectively.

(4)	Mr. Crotty was President, Chief Operating Officer and Chief Financial Officer through December 2005 when he and the Company entered into a separation agreement under which his employment with the Company was terminated but his salary was continued through the remainder of fiscal 2006. In 2005, Mr. Crotty was granted a bonus of $100,000 by the Compensation Committee in view of his substantial efforts in negotiating the execution of an asset purchase agreement related to selling the Company’s paging business. This bonus was paid in August 2005.

(5)	Unless otherwise indicated, bonuses shown were paid in the fiscal year following the year in which services were provided.

(6)	Represents contributions made by Teletouch pursuant to its 401(k) Plan.

OPTION/SAR GRANTS IN LAST FISCAL YEAR (2006)

Name	Number of securities underlying options / SARs granted (#)	Percent of total options / SARs granted to employees in fiscal year (1)	Exercise of base price ($/Sh) (2)	Expiration date	Grant date present value (3)
Thomas A. Hyde, Jr. (3)	—	n/a	n/a	n/a	n/a
Robert M. McMurrey (3)	—	n/a	n/a	n/a	n/a
Douglas E. Sloan (3)	—	n/a	n/a	n/a	n/a
J. Kernan Crotty	—	n/a	n/a	n/a	n/a

(1)	The aggregate number of options granted in 2006 was 40,000.

(2)	Average of the closing price of Teletouch’s common stock on the AMEX for the 20 days preceding the grant date is used for grants to executive officers.

(3)	No options were granted in fiscal 2006.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR; FISCAL YEAR-END

OPTION/SAR VALUES

The following table sets forth certain information with respect to options exercised during the fiscal year ended May 31, 2006 by named executive officers and with respect to unexercised options held by such persons at the end of the fiscal year ended May 31, 2006.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#)		Value of Unexercised in the Money Options/SARs at FY-End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Thomas A. Hyde, Jr.	—	—	333,334	166,666	$2,000	$1,000
Robert M. McMurrey	—	—	—	—	$—	$—
Douglas E. Sloan	—	—	65,000	15,000	$3,000	$—
J. Kernan Crotty	—	—	650,000	—	$68,000	$—

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

The directors are also eligible to receive options under our stock option plans at the discretion of the Board of Directors. Beginning August 2004, under the Company’s 2002 Plan, all non-employee non-affiliate directors received a one-time grant of options to purchase 15,000 shares of common stock upon election as a director plus an additional grant of 10,000 options on the first trading day of each year. Prior to August 2004, all non-employee non-affiliate directors received a one-time grant of options to purchase 10,000 shares of common stock upon election as a director plus an additional grant of 666 options on the first trading day of each year. There may be additional annual grants of options.

Employment Agreements

Crotty Separation and Release Agreement. Effective as of December 19, 2005, the Company and J. Kernan Crotty, the Company’s now former President, COO and CFO, in connection with his resignation, executed a certain Separation and Release Agreement (the “Separation Agreement”). Mr. Crotty resigned as an executive officer and director of the Company effective as of December 19, 2005. Under the terms and provisions of the Separation Agreement, Mr. Crotty was entitled to certain employment termination payments and benefits through June 1, 2006, in the amount of approximately $109,000 less applicable taxes and deductions. In addition, all options to purchase shares of the Company’s common stock granted to Mr. Crotty that remain outstanding will be vested and exercisable for a period until December 31, 2006 provided that he complies with all the terms and conditions of the Separation Agreement through December 31, 2006. The parties to the Separation Agreement also executed a general release with respect to any and all claims and controversies that either party may have with or against the other.

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

The following table shows beneficial ownership of (1) each director and Named Executive Officer individually; (2) all executive officers and directors of Teletouch as a group; and (3) all persons known by Teletouch to be the beneficial owners of five percent or more of Teletouch common stock as of the close of business on August 31, 2006. As of August 31, 2006, 49,416,189 shares of Common Stock were issued and 48,655,207 shares of Common Stock were outstanding.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned (1)	% of Common Shares Beneficially Owned
Robert M. McMurrey (2)(3)(5)(6)(7) 5718 Airport Freeway Fort Worth, TX 76117	40,390,442	83.0%

Progressive Concepts Communications, Inc. (7) 5718 Airport Freeway Fort Worth, TX 76117	39,150,000	80.5%

TLL Partners, L.L.C. (6) 5718 Airport Freeway Fort Worth, TX 76117	39,150,000	80.5%

Stratford Capital Partners, L.P. (4) 300 Crescent Court # 500 Dallas, TX 75201	2,610,000	5.4%

Thomas A. Hyde, Jr. (2)(8) 5718 Airport Freeway Fort Worth, TX 76117	333,333	*

Douglas E. Sloan (2)(10) 2121 Old Henderson Highway Tyler, TX 75702	80,000	*

Clifford E. McFarland (3)(9) McFarland, Grossman & Co. 9821 Katy Freeway, Suite 500 Houston, TX 77024	23,995	*

Henry Y.L. Toh (3)(10) 1111 Hermann Drive, Unit 6E Houston, TX 77004	21,998	*

Marshall G. Webb (3)(10) 6110 Inwood Houston, TX 77057	21,998	*

Susan Stranahan Ciallella (3)(10) Isolagen, Inc. 405 Eagleview Boulevard Exton, PA 19341	21,332	*

All Executive Officers & Directors as a Group (7 Persons)	40,893,098	83.2%

*	Indicates less than 1.0%.

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

(2)	Executive Officer

(3)	Director

(4)	Stratford Capital Partners, L.P. (“Stratford”) received the shares of Teletouch common stock in conjunction with the restructuring of the subordinated debt at Progressive Concepts, Inc. (“PCI”). TLL Partners, PCI’s parent, transferred 2,610,000 shares of Teletouch common stock that it held to Stratford in August 2006 as partial settlement of the junior debt obligations of PCI.

(5)	Mr. McMurrey has voting and dispositive power over all Teletouch securities owned by Rainbow Resources, Inc. (“RRI”). The figures for Mr. McMurrey include the 1,200,000 shares held of record by RRI. Also includes 39,150,000 shares of common stock remaining of the 44,000,000 issued to TLL by the Company in November 2005 upon the conversion of shares of Series C Preferred Stock held by TLL Partners, a wholly-owned subsidiary of Progressive Concepts Communications Inc. (“PCCI”); Mr. McMurrey is the controlling person of PCCI by virtue of his being its majority shareholder over which entity Mr. McMurrey exercises control. TLL Partners converted 1,000,000 shares of Series C Preferred Stock in November 2005 into 44,000,000 shares of common stock and immediately transferred 500,000 shares of common stock to another party leaving TLL Partners in control of 43,500,000 shares. In August 2006, TLL Partners transferred 2,610,000 shares of common stock to Stratford Capital Partners, L.P. and 1,740,000 shares of common stock to Retail and Restaurant Growth Capital, L.P. as partial settlement of Progressive Concepts, Inc.’s (“PCI”) debt restructuring leaving TLL Partners in control of 39,150,000 shares. PCI was a subsidiary of TLL Partners prior to its contribution of PCI’s stock to Teletouch on August 11, 2006. The shares transferred by TLL Partners to other parties are not included in the shares reported above.

(6)	Mr. McMurrey has voting and dispositive power over all Teletouch securities owned by RRI and TLL Partners. The principal business of TLL Partners is to act as a holding company for investment in Teletouch securities. TLL Partners is a wholly-owned subsidiary of PCCI; Mr. McMurrey is the controlling person of PCCI by virtue of his being its majority shareholder. TLL Partners converted 1,000,000 shares of Series C Preferred Stock in October 2005 into 44,000,000 shares of common stock and immediately transferred 500,000 shares of common stock to another party. In August 2006, TLL Partners transferred 2,610,000 shares of common stock to Stratford Capital Partners, L.P. and 1,740,000 shares of common stock to Retail and Restaurant Growth Capital, L.P. as partial settlement of Progressive Concepts, Inc.’s (“PCI”) debt restructuring leaving TLL Partners in control of 39,150,000 shares. PCI was a subsidiary of TLL Partners prior to its contribution of PCI’s stock to Teletouch on August 11, 2006. The shares transferred by TLL Partners to other parties are not included in the shares reported above.

(7)	PCCI is the parent holding company of its wholly-owned subsidiary TLL Partners. Mr. McMurrey is the controlling person of PCCI by virtue of his being its majority shareholder. TLL Partners is a wholly-owned subsidiary of PCCI; Mr. McMurrey is the controlling person of PCCI by virtue of his being its majority shareholder. TLL Partners converted 1,000,000 shares of Series C Preferred Stock in November 2005 into 44,000,000 shares of common stock and immediately transferred 500,000 shares of common stock to another party. In August 2006, TLL Partners transferred 2,610,000 shares of common stock to Stratford Capital Partners, L.P. and 1,740,000 shares of common stock to Retail and Restaurant Growth Capital, L.P. as partial settlement of Progressive Concepts, Inc.’s (“PCI”) debt restructuring leaving TLL Partners in control of 39,150,000 shares. PCI was a subsidiary of TLL Partners prior to its contribution of PCI’s stock to Teletouch on August 11, 2006. The shares transferred by TLL Partners to other parties are not included in the shares reported above.

(8)	Includes 333,334 shares underlying stock options granted to Mr. Hyde under the terms of the Employment Agreement entered into October 2004. Mr. Hyde was hired as the Company’s CEO in October 2004. Under the terms of his employment contract, Mr. Hyde was granted 500,000 options to purchase common stock which vest 166,667 shares in October 2005, 166,667 shares in May 2006 and 166,666 shares in May 2007.

(9)	Includes 17,995 shares underlying stock options granted to Mr. McFarland and 12,000 shares registered in the name of McFarland, Grossman & Co. (MGCO), of which Mr. McFarland is the President and a director. Such 12,000 shares are held by MGCO for the benefit of another entity of which Mr. McFarland is a 50% owner. Mr. McFarland disclaims ownership of 6,000 of such shares. Does not include securities owned by TLL Partners; Mr. McFarland owns a minority interest in PCCI, the indirect parent of the Company, which is also the parent of TLL Partners.

(10)	Represents shares underlying stock options.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes information as of May 31, 2006, about the Company’s outstanding stock options and shares of Common Stock reserved for future issuance under the Company’s existing equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in col. (a))
Equity compensation plans approved by security holders(1)	1,761,154	$0.46	9,238,846

Equity compensation plans not approved by security holders	—	—	—

Totals	1,791,154	$0.46	9,238,846

(1)	The equity compensation plans approved by security holders are the 1994 Stock Option and Appreciation Rights Plan and the 2002 Stock Option and Appreciation Rights Plan.

Item 13.	Certain Relationships and Related Transactions

See Item 11. “Employment Agreements” for descriptions of the terms of employment agreements between Teletouch and certain officers, directors and other related parties. See Footnote 13 – Related Party Transactions for a discussion of the Company’s related party transactions with Progressive Concepts, Inc., a company controlled by Robert McMurrey, Teletouch’s Chairman.

Item 14.	Principal Accountant Fees and Services

The accounting firm of BDO Seidman LLP (BDO) was the Company’s independent accounting firm during the fiscal years ended May 31, 2006 and 2005.

	Fiscal year ended
	5/31/06	5/31/05
Audit fees	$254,357	$229,142
Audit-related fees	11,450	8,750
Tax fees	52,085	26,200
All other fees	—	—

Total fees paid to independent auditors	$317,892	$264,092

Audit fees. Audit Fees include fees for professional services performed for the audit of our annual financial statements, review of financial statements included in our SEC filings, proxy statements, and responses to SEC comment letters.

Audit-related fees. Audit-Related Fees are fees for assurance and related services that are reasonably related to the audit. This category includes fees related to assistance in employee benefit plan audits, attendance of audit committee meetings, consulting on financial accounting/reporting standards, due diligence related to acquisitions.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of May 31, 2006 and 2005

Consolidated Statements of Operations for Each of the Three Years in the Period Ended May 31, 2006

Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended May 31, 2006

Consolidated Statements of Shareholders’ Equity (Deficit) for Each of the Three Years in the Period Ended May 31, 2006

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules.

Schedule II – Valuation and Qualifying Accounts and Reserves

Schedules, other than those referred to above, have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

(3)	Exhibits.

See Item 15(b) below.

(b)	Exhibits

The exhibits listed in the following index to exhibits are filed as part of this annual report on Form 10-K.

Index of Exhibits

Exhibit No.	Description of Exhibit	Footnote

3.1	Restated Certificate of Incorporation of the Company	2

3.2	Bylaws of Teletouch Communications, Inc., as amended July 31, 1995	1

10.1	J. Kernan Crotty Employment Agreement	2

10.2	Form of Multiple Advance Promissory Note dated May 17, 2002 in favor of FCFC in the maximum principal amount of $2 million	3

Exhibit No.	Description of Exhibit	Footnote

10.3	Form of Subordinated Promissory Note dated May 17, 2002 in favor of TLL Partners in the principal amount of $2.2 million	3

10.4	Restructuring Agreement dated as of May 17, 2002 by and among the Company, TLL Partners and GM Holdings	3

10.5	Accounts Receivable Security Agreement dated May 17, 2002 by and between Teletouch and FCFC	3

10.6	Intercreditor Agreement dated May 17, 2002 by and between the Company, Teletouch, FCFC and TLL Partners	3

10.7	Intercreditor Agreement dated May 17, 2002 by and between the Company, FCFC and ING Prime Rate Trust	3

10.8	Amended and Restated Operating Agreement dated as of May 17, 2002 by and between the Company and Teletouch Licenses, Inc.,	3

10.9	Amendment Agreement dated June 17, 2002 by and among the Company, TLL Partners and GM Holdings (amending the Restructuring Agreement dated as of May 17, 2002)	4

10.10	1994 Stock Option and Appreciation Rights Plan	5

10.11	2002 Stock Option and Appreciation Rights Plan	6

10.12	Asset Purchase Agreement between the Company and DCAE, Inc.	7

10.13	Asset Purchase Agreement between the Company and Glen Binion	7

10.14	Code of Ethics	8

10.15	Thomas A. Hyde, Jr. Employment Agreement	9

10.16	Asset Purchase Agreement between the Company and Teletouch Paging, LP	10

10.17	Separation and Release Agreement between the Company and J. Kernan Crotty	11

10.18	Stock Contribution Agreement dated August 11, 2006 between the Company and TLL Partners, LLC	12

10.19	Transaction Party Agreement dated August 11, 2006 by and among the Company and Progressive Concepts, Inc. on one hand, and Fortress Credit Corp.	12

10.20	Registration Rights Agreement dated August 11, 2006 between the Company and Stratford Capital Partners, L.P. and Retail and Restaurant Growth Capital, L.P.	12

10.21	Management Agreement dated August 31, 2005 between the Company, Teletouch Licenses, Inc. and Teletouch Paging, L.P.	12

10.22	First Amendment to the Management Agreement dated March 31, 2006 between the Company, Teletouch Licenses, Inc. and Teletouch Paging, L.P.	12

10.23	First Amendment to the Asset Purchase Agreement dated December 30, 2005 between the Company and Teletouch Paging, L.P.	12

10.24	Second Amendment to the Asset Purchase Agreement dated March 31, 2006 between the Company and Teletouch Paging, L.P.	12

10.25	Guaranty Agreement dated August 14, 2006 between the Company and Robert Albritton	12

10.26	General Security Agreement dated August 14, 2006 between the Company and Teletouch Paging, L.P.	12

21	Subsidiaries of the Company	12

Exhibit No.	Description of Exhibit	Footnote

23.1	Consent of BDO Seidman, LLP	12

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)	12

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)	12

32.1	Certification pursuant to 1350, Chapter 63, Title 18 of the U.S. Code	12

32.2	Certification pursuant to 1350, Chapter 63, Title 18 of the U.S. Code	12

Footnotes

*	Indicates a management contract or compensatory plan or arrangement.

1	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 18, 1995 (File No. 1-13436) and incorporated herein by reference.

2	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended February 28, 2002 (File No. 1-13436) and incorporated herein by reference.

3	Filed as an exhibit to the Company’s Form 8-K filed with the Commission on June 3, 2002 (File No. 1-13436) and incorporated herein by reference.

4	Filed as an exhibit to the Company’s Form 8-K/A filed with the Commission on June 17, 2002 (File No. 1-13436) and incorporated herein by reference.

5	Filed as an exhibit to the Company’s Form S-8 registration statement on September 19, 2003 (No. 333-108946) and incorporated herein by reference.

6	Filed as an exhibit to the Company’s Form S-8 registration statement on September 19, 2003 (No. 333-108945) and incorporated herein by reference.

7	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended February 28, 2004 (File No. 1-13436) and incorporated herein by reference.

8	Filed as an exhibit to the Company’s Form 10-K/A Amendment No. 2 for the fiscal year ended May 31, 2004 (File No. 1-13436) and incorporated herein by reference.

9	Filed as an exhibit to the Company’s Form 8-K filed with the Commission on October 25, 2004 (File No. 1-13436) and incorporated herein by reference.

10	Filed as an exhibit to the Company’s Form 8-K filed with the Commission on August 26, 2005 (File No. 1-13436) and incorporated herein by reference.

11	Filed as an exhibit to the Company’s Form 8-K filed with the Commission on December 22, 2005 (File No. 1-13436) and incorporated herein by reference.

12	Filed herewith.

Report of Independent Registered Public Accounting Firm

Board of Directors

Tyler, Texas

We have audited the accompanying consolidated balance sheets of Teletouch Communications, Inc. (“TLL” or “the Company”) as of May 31, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at May 31, 2006 and 2005 and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the related financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Houston, Texas

August 4, 2006

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

ASSETS

	May 31,
	2006	2005
CURRENT ASSETS:
Cash and cash equivalents	$2,129	$1,283
Accounts receivable, net of allowance of $30 in fiscal 2006 and $106 in fiscal 2005	925	1,265
Inventories, net of reserve of $35 in fiscal 2006 and $105 in fiscal 2005	494	906
Current income tax receivable	—	689
Deferred income tax assets	—	52
Prepaid expenses and other current assets	197	247

Total Current Assets	3,745	4,442

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $15,718 in fiscal 2006 and $15,609 in fiscal 2005	4,299	5,660

GOODWILL	343	343
OTHER INTANGIBLE ASSETS:
Subscriber bases	226	226
FCC licenses	103	103
Non-compete agreements	95	95
Internally-developed software	170	149
Accumulated amortization	(375)	(269)

Total Other Intangible Assets	219	304

DEFERRED INCOME TAXES	—	86

TOTAL ASSETS	$8,606	$10,835

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	May 31,
	2006	2005
CURRENT LIABILITIES:
Accounts payable	$687	$1,038
Accrued Expenses and other current liabilities	1,770	2,131
Current portion of long-term debt	93	74
Current portion of redeemable common stock payable	141	352
Current portion of unearned sale/leaseback profit	418	418
Deferred revenue	519	595

Total Current Liabilities	3,628	4,608

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	49	102
Redeemable common stock purchase warrants	2,510	2,100
Redeemable common stock payable, net of current portion	—	88
Unearned sale/leaseback profit, net of current portion	217	640

Total Long-Term Liabilities	2,776	2,930

TOTAL LIABILITIES	6,404	7,538

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Series C Convertible preferred stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding in fiscal 2006 and 1,000,000 shares authorized, issued and outstanding in fiscal 2005	—	1
Common stock, $.001 par value, 70,000,000 shares authorized, 49,416,189 shares issued in fiscal 2006 and 5,411,189 shares issued in fiscal 2005	49	5
Additional paid-in capital	31,951	31,915
Treasury stock, 726,573 shares held in fiscal 2006 and 429,209 shares held in fiscal 2005	(185)	(185)
Accumulated deficit	(29,613)	(28,439)

Total Shareholders’ Equity	2,202	3,297

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,606	$10,835

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share amounts)

	Year ended May 31,
	2006	2005	2004
Operating revenues:
Service, rent, and maintenance revenue	$16,733	$19,922	$23,192
Product sales revenue	4,173	4,747	3,562

Total operating revenues	20,906	24,669	26,754

Operating expenses:
Cost of service, rent and maintenance (exclusive of depreciation and amortization included below)	9,670	10,852	11,025
Cost of products sold	2,614	4,273	3,184
Selling and general and administrative	6,901	8,449	8,613
Depreciation and amortization	2,123	3,218	3,726
Impairment of goodwill	—	551	—
Loss on disposal of assets	172	1,019	372

Total operating expenses	21,480	28,362	26,920

Operating loss	(574)	(3,693)	(166)
Interest expense, net	(448)	(432)	(357)

Loss before income tax expense (benefit) and extraordinary item	(1,022)	(4,125)	(523)
Income tax expense (benefit)	152	(673)	60

Loss before extraordinary item	(1,174)	(3,452)	(583)
Extraordinary item-Gain derived from negative goodwill on sale of certain assets, net of income tax of $0	—	—	64

Net loss	$(1,174)	$(3,452)	$(519)

Loss per share - basic and diluted:
Loss before extraordinary item	$(0.04)	$(0.75)	$(0.12)
Extraordinary item	—	—	0.01

Loss	$(0.04)	$(0.75)	$(0.11)

Weighted average shares outstanding-basic and diluted	30,221,678	4,623,164	4,546,980

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended May 31,
	2006	2005	2004
Operating Activities:
Net loss	$(1,174)	$(3,452)	$(519)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,123	3,218	3,726
Impairment of goodwill	—	551	—
Non-cash compensation expense	78	(53)	68
Non-cash interest expense	415	356	287
Extraordinary income	—	—	(64)
Provision for losses on accounts receivable	82	91	182
Provision for inventory obsolescence	84	1,069	880
Loss on disposal of assets	172	1,019	372
Amortization of unearned sale/leaseback profit	(423)	(423)	(423)
Deferred income taxes	138	14	(305)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	259	191	(29)
Inventories	327	621	96
Current income tax receivable	689	(645)	(44)
Prepaid expenses and other assets	50	155	146
Accounts payable	(352)	55	473
Accrued Expenses and other current liabilities	(361)	209	(1,233)
Deferred revenue	(75)	(83)	(48)

Net cash provided by operating activities	2,032	2,893	3,565

Investing Activities:
Capital expenditures, including pagers	(881)	(1,547)	(2,326)
Redemption of certificates of deposit	—	—	10
Intangible assets	—	(4)	(220)
Acquisitions, net of cash acquired	—	—	(1,019)
Net proceeds from sale of assets	81	82	66
Notes receivable	—	—	(256)

Net cash used for investing activities	(800)	(1,469)	(3,745)

Financing Activities:
Decrease in short-term debt, net	—	—	(109)
Proceeds from borrowings	—	62	117
Payments on long-term debt and redeemable common stock	(387)	(275)	(444)
Proceeds from exercise of employee stock options	1	—	—

Net cash used for financing activities	(386)	(213)	(436)

Net increase (decrease) in cash and cash equivalents	846	1,211	(616)
Cash and cash equivalents at beginning of period	1,283	72	688

Cash and cash equivalents at end of period	$2,129	$1,283	$72

Supplemental Cash Flow Data:
Cash payments for interest	$33	$84	$90

Cash payments for income taxes	$—	$5	$870

Non-Cash Transactions:
Purchase Price Adjustment-Delta Communications, Inc.	$—	$38	$—

Exchange of Note Receivable for Note Payable	$—	$258	$—

Transfer of pager inventory to fixed assets	$86	$322	$530

Purchase of vehicles with bank financing	$49	$—	$—

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands Except Number of Shares)

	Preferred Stock								Additional Paid-In Capital
	Series A		Series B		Series C		Common Stock			Treasury Stock		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount	(Deficit)
Balance at May 31, 2003	—	$—	—	$—	1,000,000	$1	4,976,189	$5	$31,900	429,209	$(185)	$(24,468)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(519)
Compensation earned under employee stock option plan	—	—	—	—	—	—	—	—	68	—	—	—

Balance at May 31, 2004	—	—	—	—	1,000,000	1	4,976,189	5	31,968	429,209	(185)	(24,987)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,452)
Issuance of common stock related to acquisition	—	—	—	—	—	—	435,000	—	—	—	—	—
Compensation earned under employee stock option plan	—	—	—	—	—	—	—	—	(53)	—	—	—

Balance at May 31, 2005	—	—	—	—	1,000,000	1	5,411,189	5	31,915	429,209	(185)	(28,439)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,174)
Issuance of common stock related to exercise of stock options							5,000		1
Issuance of common stock related to conversion of Series C Preferred Stock	—	—	—	—	(1,000,000)	(1)	44,000,000	44	(43)	—	—	—
Redemption of redeemable common stock	—	—	—	—	—	—	—	—	—	297,364	—	—
Compensation earned under employee stock option plan	—	—	—	—	—	—	—	—	78	—	—	—

Balance at May 31, 2006	—	$—	—	$—	—	$—	49,416,189	$49	$31,951	726,573	$(185)	$(29,613)

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Organization: Teletouch has been a leading provider of telecommunications services and through May 31, 2006 it primarily provided paging services, in non-major metropolitan areas and communities in the Southeast United States. The Company provides paging services in Alabama, Arkansas, Georgia, Louisiana, Mississippi, Missouri, Oklahoma, Texas, Tennessee and Florida and provides two way radio services in Texas alone. The Company has 15 paging service centers and 5 two-way radio shops in those states. The Company has no foreign operations.

Principles of Consolidation: The consolidated financial statements include the accounts of Teletouch Communications, Inc. and its wholly-owned subsidiaries (together, “Teletouch” or the “Company”). Teletouch Communications, Inc. owns all of the shares of Teletouch Licenses, Inc., Visao Systems, Inc. and TLL Georgia, Inc. Teletouch Licenses, Inc. is a company formed for the express purpose of owning all of the FCC licenses utilized by Teletouch in its paging network. Visao Systems, Inc. is a company formed to develop and distribute the Company’s telemetry products. TLL Georgia, Inc. was formed for the express purpose of entering into an asset purchase agreement with Preferred Networks, Inc. in May 2004 (see Note 14). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Allowance for Doubtful Accounts: Estimates are used in determining the allowance for doubtful accounts and are based on historic collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages Teletouch reviews historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues; Teletouch compares the ratio of the allowance for doubtful accounts to gross receivables to historic levels and Teletouch monitors collections amounts and statistics. Teletouch’s allowance for doubtful accounts was approximately $30,000 at May 31, 2006 and $106,000 at May 31, 2005. Based on the information available to the Company, management believes the allowance for doubtful accounts as of May 31, 2006 and 2005 were adequate. However, actual write-offs might exceed the recorded allowance.

Inventories: The Company’s inventories consist primarily of pagers, telemetry equipment, two-way radios, accessories, and spare parts held for sale or lease. Inventories are carried at the lower of cost or market using the weighted-average first-in, first-out method. A substantial portion of the Company’s pager inventory is leased in connection with term service contracts. All leased pager inventory is transferred to fixed assets and depreciated using a three-year useful life. Reserves for inventory obsolescence are computed using estimates that are based on sales trends, a ratio of inventory to sales, and a review of specific categories of inventory. In establishing its reserve, Teletouch reviews historic inventory obsolescence experience including comparisons of previous write-offs to provision for inventory obsolescence and the inventory count compared to recent sales trends. Prior to fiscal 2004, inventory obsolescence had been within our expectations and the provision established. During fiscal 2004 and 2005, the Company recorded additional reserves for inventory obsolescence to recognize the deterioration in the market value of certain pager, cellular, electronics, two way and telemetry inventory. During fiscal year 2004, pager inventory was impaired primarily due to a decline in market value of certain damaged pagers that are repaired by the Company. Cellular and electronic inventory became impaired in fiscal year 2004 after many months of attempting to sell off this excess equipment and the Company recorded a reserve equaling the total value of this inventory. Certain telemetry inventory, primarily related to the Company’s fixed monitoring product line, was impaired in fiscal year 2004 due to the Company discontinuing the fixed inventory products. A portion of the telemetry inventory reserves in fiscal year 2004 was also due to technical issues related to certain VisionTrax™ inventory. During fiscal year 2005, pager inventory was impaired due to the decline in market value of discontinued pager models and damaged pagers that are repaired by the company. After conducting a comprehensive two way physical inventory in fiscal year 2005, the Company impaired the value of obsolete two way radios and parts. Telemetry inventory was also impaired during fiscal 2005 due to additional technical difficulties encountered with the VisionTrax™ product line and the Company discontinuing certain LifeGuard™ and VisionTrax™ products that had become obsolete and unmarketable. During 2006 only minimal additional inventory impairment was recorded against certain remaining telemetry equipment that could not be liquidated.

The following table reflects the components of finished goods inventory (in thousands):

	May 31, 2006			May 31, 2005
	Cost	Reserve	Net Value	Cost	Reserve	Net Value
Pagers and parts	$172	$—	$172	$383	$(38)	$345
Two Way radios and parts	343	—	343	390	(16)	374
Telemetry devices and parts	14	—	14	238	(11)	227

Total inventory and specific reserves	$529	$—	$529	$1,011	$(65)	$946
General obsolescence reserve	—	(35)	(35)	—	(40)	(40)

Total inventory and reserves	$529	$(35)	$494	$1,011	$(105)	$906

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

Intangible Assets: Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and no longer amortizes its goodwill. In accordance with SFAS No. 142, the Company annually assesses its intangible assets, including goodwill, for indications of impairment. During fiscal year 2006, the Company did not record an impairment charge related to goodwill.

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

Impairment of Long-lived Assets: In accordance with SFAS No. 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets” Teletouch evaluates the recoverability of the carrying value of its long-lived assets based on estimated undiscounted cash flows to be generated from such assets. If the undiscounted cash flows indicate an impairment then the carrying value of the assets being evaluated is impaired to the estimated fair value of those assets. In assessing the recoverability of these assets, Teletouch must project estimated cash flows which are based on various operating assumptions such as average revenue per unit in service, disconnect rates, sales productivity ratios and expenses. Management develops these cash flow projections on a periodic basis and reviews the projections based on actual operating trends. The projections assume that general economic conditions will continue unchanged throughout the projection period and that their potential impact on capital spending and revenues will not fluctuate. Projected revenues are based on the Company’s estimate of units in service and average revenue per unit, as well as revenue from various new product initiatives. Projected revenues assume a continued decline in traditional messaging units in service throughout the projection period, which is partially offset by growth of advanced messaging units in service and revenue from the new product initiatives. Projected operating expenses are based upon historic experience and expected market conditions adjusted to reflect an expected decrease in expenses resulting from cost saving initiatives.

Teletouch’s review of the carrying value of its long-lived assets at May 31, 2006 indicates that the carrying value of these assets is recoverable through future estimated cash flows. If the cash flow estimates, or the significant operating assumptions upon which they are based, change in the future, Teletouch may be required to record additional impairment charges related to its long-lived assets.

Provision for Income Taxes: The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods. As of May 31, 2006, the Company has recorded a valuation allowance against the full amount of its net deferred tax assets since it does not forecast taxable income for fiscal 2006 nor is the Company able to reasonably forecast taxable income beyond next year. The inability to foresee taxable income in future years makes it more likely than not that the Company will not realize its recorded deferred tax assets in future periods. On November 1, 2005, the Company became a member of the consolidated tax group of Progressive Concepts Communications, Inc. (“PCCI”) as a result of PCCI gaining control of over 80% of the outstanding common stock of Teletouch on that date. PCCI gained control of Teletouch’s common stock through the conversion by TLL Partners, LLC (“TLLP”), PCCI’s wholly owned subsidiary, of all of its shares of the Company’s outstanding Series C Preferred Stock into 43,500,000 share of common stock on November 1, 2005. As of November 1, 2005, TLLP was a disregarded entity for federal tax purposes since it was at that time a single member limited liability company (“LLC”). Therefore, the parent for federal tax purposes was deemed to be PCCI. The Company continued to account for its taxes under SFAS 109 and record its deferred taxes on a stand-alone basis while part of PCCI’s consolidated tax group. As a result certain debt restructuring activities involving TLLP, Teletouch’s direct parent and PCCI’s wholly owned subsidiary, the Company broke from the PCCI tax group due to new TLLP shares that were issued as part of this restructuring which resulted in TLLP no longer being disregarded for tax purposes. Beginning in August 2006, TLLP is taxed as a partnership and the Company is again separately liable for its federal income taxes.

Revenue Recognition: Teletouch’s revenue consists primarily of monthly service and lease revenues charged to customers on a monthly, quarterly, semi-annual or annual basis. Deferred revenue represents prepaid monthly service fees paid by customers. Revenue also includes sales of two-way radios, messaging devices, cellular telephones, and other products directly to customers and resellers. Teletouch recognizes service, rent and maintenance revenue over the period the service is performed in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable, and (4) collectibility is reasonably assured. Teletouch believes, relative to sales of products, that all of these conditions are met, therefore, product revenue is recognized at the time of delivery.

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

Advertising Costs: All costs related to advertising activities begun during the fiscal year are expensed when incurred. Advertising costs were $0.1 million, $0.1 million, and $0.3 million in fiscal 2006, 2005, and 2004, respectively.

Stock-based Compensation: SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, provides companies with a choice to follow the provisions of SFAS No. 123 in determination of stock-based compensation expense under the alternative fair value accounting or to continue with the provisions of APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock-compensation plans. The Company has elected to follow the provisions of APB 25 under which no compensation expense is recognized if the exercise price of the Company’s stock options equals or exceeds the market price of the underlying Common Stock on the date of grant, generally no compensation expense is recognized. The Company recognized compensation expense of $78,000 in fiscal 2006, a reduction of compensation expense of $53,000 in fiscal 2005 and compensation expense of $68,000 in 2004, related to the repricing of its outstanding stock options during fiscal 2000 resulting in a variable accounting which requires the Company to record as compensation expense the spread between the option price and the market price until the options are exercised, expired or forfeited. The compensation expense of $78,000 for fiscal 2006 is attributable to the modification of the Company’s former President’s stock options in the third quarter of fiscal 2006 upon his resignation in December 2005. This modification involved extending the exercise period of these stock options an additional nine months beyond their normal expiration which resulted in a one time charge of $90,000 to stock compensation expense during the third quarter of 2006 which was offset by reduction in compensation expense of $12,000 related to the spread between the option price and the market price.

Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if Teletouch had accounted for its stock options under the fair value method of that statement. For the periods prior to fiscal year 2005, the Company used a binomial option valuation model to estimate the fair value of stock options granted. Beginning in fiscal 2005, the Company changed to the Black-Scholes option valuation model to estimate the fair value of stock options granted. The fair value for these options was estimated at the date of grant using the following weighted-average assumptions for 2005: risk-free interest rates of 3.50%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common stock of 1.30 and a weighted-average expected life of the option of 2 to 5 years. As there were only an insignificant amount of stock options granted during fiscal 2004 and 2006, all of which were issued at the market price on the date of the grant, the Company has not included these grants in its pro forma compensation expense calculations.

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

For purposes of pro forma disclosures, the estimated fair value of stock options is amortized to expense over the options’ vesting period. Therefore, future pro forma compensation expense may be greater as additional options are granted. The Company’s pro forma information follows (in thousands):

	2006	2005	2004
Net loss applicable to common shareholders as reported	$(1,174)	$(3,452)	$(519)
Plus stock-based employee compensation expense included in reported net loss, net of related tax effects	78	(35)	45
Less total stock-based employee compensation determined under fair-value-based method, net of related tax effects	(146)	(131)	(27)

Pro forma net loss	$(1,242)	$(3,618)	$(501)

Loss per share - basic and diluted:
As reported	$(0.04)	$(0.75)	$(0.11)

Pro forma	$(0.04)	$(0.78)	$(0.11)

Loss Per Share: Basic loss per share (“EPS”) is calculated by dividing net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is calculated by dividing net loss available to common shareholders by the weighted average number of shares outstanding and potential shares outstanding. However, during the year, the Company had 1,000,000 shares of Series C Preferred Stock and 6,000,000 GM Warrants outstanding which were convertible into 44,000,000 and 6,000,000 shares of common stock, respectively. On November 1, 2005, the 1,000,000 shares of Series C Preferred Stock were converted into 44,000,000 shares of common stock. These securities, prior to their conversion, are considered to be “Participating Securities” under Financial Accounting Standards No. 128 (“FAS 128”) for EPS calculations. Both the Series C Preferred Stock and the GM Warrants are considered Participating Securities because the common stock underlying these securities participates in dividends (if declared) at the same rate as the common shareholders. Although these securities meet the definition of Participating Securities, under EITF 03-06, since they participate in dividends, in light of the losses and the fact that there is no contractual obligation for the security holders to share in losses of the Company, they have not been included in the basic loss per share calculations.

At May 31, 2006, 2005 and 2004, the following securities were outstanding but were not included in the computation of diluted loss per share due to their antidilutive effect (in thousands):

	2006	2005	2004
Common stock options	1,761	1,951	938
Common stock purchase warrants	6,000	6,000	6,000
Series C Preferred Stock	—	44,000	44,000

	7,761	51,951	50,938

Recent Accounting Pronouncements: In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will become effective for the Company beginning in fiscal 2008. The Company is currently evaluating what effect the adoption of FIN 48 will have on the Company’s future results of operations and financial condition.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first annual reporting period that begins after June 15, 2005. Teletouch adopted SFAS 123(R) effective June 1, 2006 and has chosen to use the modified prospective method to record any necessary compensation cost related to its outstanding stock options. The Company does not anticipate that the adoption of SFAS 123 (R) will have a significant impact on the Company’s overall results of operations or financial position.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at May 31, 2006 and 2005 consisted of the following (in thousands):

	May 31, 2006	May 31, 2005
Leased pagers and radios	$2,462	$2,671
Paging infrastructure	15,423	16,176
Buildings and improvements	344	386
Other equipment	1,788	2,036

	20,017	21,269
Accumulated depreciation	(15,718)	(15,609)

	$4,299	$5,660

Depreciation expense was $2.0 million, $3.1 million and $3.6 million in fiscal 2006, 2005, and 2004, respectively.

The following table contains the property, plant and equipment by estimated useful life, net of accumulated depreciation as of May 31, 2006 (in thousands):

	Less than 3 years	3 to 4 years	5 to 9 years	10 to 14 years	15 to 19 years	20 years	Total Net Value
Buildings	$—	$—	$7	$37	$4	$8	$56
LAN & Other Computers	—	114	10	—	—	—	124
Equipment	—	28	3	2	—	—	33
Furniture & Fixtures	—	5	—	15	—	—	20
Leasehold Improvements	3	2	1	—	—	—	6
Office Equipment	—	5	1	—	—	—	6
Network Infrastructure	—	1	238	84	1,999	3	2,325
Vehicles	—	—	210	—	—	—	210
Pager Fleet	—	1,502	—	—	—	—	1,502
Radio Fleet	—	13	—	—	—	—	13
Assets Not In Service	4	—	—	—	—	—	4

	$7	$1,670	$470	$138	$2,003	$11	$4,299

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible Assets with Indefinite Lives: The reported goodwill of the Company at May 31, 2006 and 2005 relates entirely to the two way radio segment and was purchased in the acquisition of the assets of DCAE, Inc. which was completed in January 2004.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company performs an annual impairment test of goodwill. The Company evaluates goodwill at the reporting segment level as of March 1st of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. As required by SFAS No.142, the impairment test is accomplished using a two-stepped approach. The first step screens for impairment and, when impairment is indicated, a second step is employed to measure the impairment. The Company performed its annual goodwill and intangible asset impairment analysis, using the SFAS No. 142 approach described above, during the fourth quarter of fiscal 2006. Based on the analysis performed, no impairment charge was recorded during fiscal 2006.

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

Intangible Assets with Definite Lives: The following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	May 31, 2006			May 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Business combinations:
Subscriber bases	$226	$(166)	$60	$226	$(143)	$83
FCC licenses	103	(27)	76	103	(15)	88
Non-compete agreements	95	(44)	51	95	(25)	70

	424	(237)	187	424	(183)	241
Internally developed assets:
Software	170	(138)	32	149	(86)	63

Balance at May 31, 2006 and 2005	$594	$(375)	$219	$573	$(269)	$304

Amortization is computed using the straight-line method based on the following estimated useful lives:

Subscriber bases	1-5 years
FCC licenses	9 years
Non-competition agreements	5 years
Internally-developed software	3 years

The net carrying amount of intangible assets acquired in business combinations mainly relate to the purchase of the assets of Delta Communications in January 2004 (see Note 14). The net carrying amount of intangibles internally developed relates to software to manage the Company’s telemetry data and customer reporting requirements.

Total amortization expense for the years ended May 31, 2006, 2005 and 2004 was approximately $105,000, $117,000 and $101,000, respectively.

Estimated annual amortization expense for the next five years ended May 31 is as follows (in thousands):

Expense
2007	$85
2008	$53
2009	$39
2010	$11
2011	$11

NOTE 5 - ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of (in thousands):

	May 31, 2006	May 31, 2005
Accrued payroll and other personnel expense	$801	$999
Accrued state and local taxes	180	221
Unvouchered accounts payable	544	589
Customer deposits payable	55	118
Other	190	204

Total	$1,770	$2,131

NOTE 6 - LONG-TERM DEBT

Long-term debt at May 31, 2006 and 2005 consists of the following (in thousands):

	2006	2005
TLL Note - affiliate, including accrued interest	$—	$—
Binion note	20	41
Vehicle notes	122	135

	142	176
Less: current portion	93	74

	$49	$102

TLL Note: On May 17, 2002, the Company entered into a note agreement with TLL Partners, LLC (“TLLP”), an entity controlled by Robert McMurrey, Chairman of Teletouch, which allowed for borrowings in the aggregate principal amount of $2,200,000. Any outstanding principal and accrued interest would become payable in full May 17, 2007 and would accrue interest at the rate of 10% annually. As of May 31, 2005 the Company has no borrowings outstanding under its $2.2 million promissory note with TLLP. Any borrowings under this arrangement are subject to the approval of the Progressive Concepts Communications, Inc. (“PCCI”) Board of Directors and availability of funds. TLLP is a wholly owned subsidiary of PCCI. The Company has had limited borrowings under this agreement in the past and has been given no assurances from TLLP or PCCI that the necessary approval would be given by the PCCI Board of Directors to fund any future operating or capital needs of Teletouch. The Company’s management does not anticipate that the necessary approvals would be granted by the PCCI Board of Directors, therefore, it is operating under the assumption that there are no available borrowings under this agreement.

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

Maturities: Scheduled maturities of long-term debt outstanding at May 31, 2006 are as follows:

	(in thousands)
	Total	2007	2008	2009	2010	Thereafter
Debt	$142	$93	$40	$9	$—	$—

NOTE 7 – UNEARNED SALE/LEASEBACK PROFIT

In 1997, the Company entered into a sale/leaseback arrangement. Under the arrangement, the Company sold all of its paging transmission towers and leased them back for a period of 10 years. The leaseback has been accounted for as an operating lease. The gain of $4.1 million realized in this transaction has been deferred and is being amortized as an offset to rental expense in proportion to the rental expense charges recorded over the term of the lease. The unrecognized portion of the unearned sale leaseback gain will be recognized in full following the completion of the sale of the paging assets in August 2006. This gain will be recorded as part of the transaction recording the sale of the paging assets.

NOTE 8 - INCOME TAXES

Teletouch uses the liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences reverse.

Significant components of the Company’s deferred taxes as of May 31, 2006 and 2005 are as follows (in thousands):

	May 31, 2006	May 31, 2005
Deferred Tax Assets:
Current Deferred Tax Assets:
Accrued liabilities	$52	$32
Deferred revenue	36	39
Bad debt reserve	5	31

	93	102
Valuation Allowance	(80)	(32)

Current Deferred Tax Assets, net of valuation allowance	13	70
Non-Current Deferred Tax Assets:
Unrecognized gain	216	360
NOL	162	—
Intangible assets	1,292	1,541

	1,670	1,901
Valuation Allowance	(874)	(589)

Non-Current Deferred Tax Assets, net of valuation allowance	796	1,312

Deferred Tax Liabilities:
Current Deferred Tax Liabilities:
Other	13	18

Non-Current Deferred Tax Liabilities:
Depreciation methods	796	1,226

Net Current Deferred Tax Asset	$—	$52

Net Non-Current Deferred Tax Asset	$—	$86

The provision (benefit) for income taxes for each of the last three fiscal years consists of the following (in thousands):

	2006	2005	2004
Current	$14	$(687)	$364
Deferred	138	14	(304)

	$152	$(673)	$60

A reconciliation from the federal statutory income tax rate to the effective income tax rate for the fiscal years 2006, 2005, and 2004 follows:

	2006	2005	2004
Statutory income tax rate (benefit)	(34.0%)	(34.0%)	(34.0%)
Change in accrual estimates	—	-0.3%	23.3%
Change in valuation allowance	32.6%	15.0%	—
Interest expense related to redeemable common stock warrants not deductible for tax purposes	13.6%	2.8%	18.6%
Other expenses not deductible for tax purposes	2.7%	0.2%	3.6%

Effective income tax rate	14.9%	-16.3%	11.5%

During fiscal 2005, the Company’s tax loss was approximately $2.0 million which was carried back to the 2003 and 2004 tax years resulting in a tax refund of approximately $675,000. As of May 31, 2006, Teletouch has approximately $475,000 of net operating loss carryforwards which expire in 2026.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Teletouch leases buildings, transmission towers, and equipment under non-cancelable operating leases. These leases contain various renewal terms and restrictions as to use of the property. Rent expense (in thousands) was $2,813, $3,522, and $3,037 in fiscal 2006, 2005, and 2004, respectively. Future minimum rental commitments under non-cancelable leases, including amounts related to closed stores, are as follows (in thousands):

	(in thousands)
Significant Contractual Obligations	Total	2007	2008	2009	2010	Thereafter
Operating leases	$3,968	$1,959	$1,053	$678	$253	$25

Teletouch is party to various legal proceedings arising in the ordinary course of business. The Company believes there is no proceeding, either threatened or pending, against it that will result in a material adverse effect on its results of operations or financial condition.

NOTE 10 - SHAREHOLDERS’ EQUITY

Capital Structure: Teletouch’s authorized capital structure allows for the issuance of 70,000,000 shares of common stock with a $0.001 par value and 5,000,000 shares of preferred stock with a $0.001 par value.

Series C Preferred Stock: At May 31, 2006, no shares of Series C Preferred Stock with a par value of $0.001 are issued and outstanding. On November 1, 2005, 1,000,000 shares of Series C Preferred Stock were converted into 44,000,000 shares of Common Stock resulting in the retirement of all of the outstanding shares of Series C Preferred Stock.

The material terms of the Series C Preferred Stock were as follows: after payment of all amounts due under the Amended Credit Agreement which were paid in full in December 2002, (1) dividends may have been paid on a pro rata basis; (2) assets may have been distributed upon voluntary or involuntary liquidation, dissolution or winding up of the Company; and (3) holders may have converted all, but not less than all, of their Series C Preferred Stock into shares of Common Stock after May 20, 2005, subject to the following terms and conditions. The Series C Preferred Stock was convertible into a number of shares of Common Stock computed by dividing (1) the product of (A) the number of shares of Series C Preferred Stock to be converted and (B) 22, by (2) the conversion price in effect at the time of conversion. The conversion price for delivery of Common Stock was initially $0.50 and subject to adjustment. The Series C Preferred Stock was non-voting. Holders of Series C Preferred Stock were entitled to notice of all shareholders meetings. The consent of at least a majority of the Series C Preferred Stock (calculated on an “as converted” basis) was required to effect any amendment (a) to voting powers, preferences or rights of the holders of Series C Preferred Stock or (b) to the Certificate of Incorporation which would have authorized, created or increased the amount of any shares of any class or series prior or equal to the Series C Preferred Stock for payment of dividends or (c) any merger or consolidation unless the surviving entity would have no class or series of shares or securities authorized or outstanding ranking prior to the Series C Preferred Stock.

Common Stock Purchase Warrants: In November 2002, the Company issued 6,000,000 redeemable common stock purchase warrants as part of a debt restructuring transaction completed in fiscal 2003 (the “GM Warrants”). At May 31, 2006, the Company has 6,000,000 GM Warrants issued and outstanding. The GM Warrants will be exercisable beginning in December of 2005, terminating in December of 2010. In December of 2007 or earlier upon specific events, the holder of the GM Warrants may require the Company to redeem the warrants at $0.50 per warrant. Because of this mandatory redemption feature, the Company has recorded the estimated fair value of the GM Warrants as a long-term liability on its consolidated balance sheet, and will adjust the amount to reflect changes in the fair value of the warrants, including accretion in value due to the passage of time, with such changes charged or credited to interest expense through the exercise date of the warrants.

Assuming that there is no increase in the fair value of the warrants more than the redemption value, interest expense recorded due to accretion in value of the warrants will be approximately $490,000.

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

The shares of common stock issued contain a put option allowing the holder to sell 25% of the remaining shares held each quarter, beginning May 31, 2006, back to the company at a specified price. As of May 31, 2006 there are 137,636 shares of redeemable common stock held by Delta that that can be sold back to the Company at $1.10 per share over the next two quarters. On June 1, 2006, Delta redeemed 34,409 shares at $1.10 per share receiving a cash payment of $37,850 from the Company. At the end of August 2006 and November 2006 Delta can sell 25,807 shares and 77,420 shares, respectively, back to the Company and receive cash payments in September 2006 and December 2006 of $28,388 and $85,162, respectively.

Because of this mandatory redemption feature, the Company has recorded the estimated fair value of the Redeemable Common Stock Payable as a current liability on its consolidated balance sheet, and will adjust the amount to reflect changes in the fair value of the obligation, including accretion in value due to the passage of time, with such changes charged or credited to net income.

Common stock reserved: The following represents the shares of common stock to be issued on an “if-converted” basis at May 31, 2006.

Common Stock Equivalents
(in thousands)
Common Stock Purchase Warrants	6,000
1994 Stock Option and Stock Appreciation Rights Plan	801
2002 Stock Option and Stock Appreciation Rights Plan	960

7,761

NOTE 11 - STOCK OPTIONS

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

As of May 31, 2006, approximately 92,700 Non-Qualified Options and 867,500 Incentive Options are outstanding under the 2002 Plan and approximately 80,700 Non-Qualified Options and 720,300 Incentive Options are outstanding under the 1994 Plan.

Stock option activity has been as follows:

	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price per Share
Options outstanding at May 31, 2003	981,823	$0.18 -$3.38	$0.43
Options granted to officers and management	—	—	—
Options granted to directors	2,664	$0.89	$0.89
Options exercised	(35,500)	$0.24	$0.24
Options forfeited	(11,500)	$0.24	$0.24

Options outstanding at May 31, 2004	937,487	$0.18 -$3.38	$0.44

Options granted to officers and management	1,005,000	$0.38 -$0.55	$0.48
Options granted to directors	40,000	$0.73	$0.73
Options exercised	—	—	—
Options forfeited	(32,000)	$0.40 -$0.55	$0.54

Options outstanding at May 31, 2005	1,950,487	$0.18 -$3.38	$0.46

Options granted to officers and management	—	—	—
Options granted to directors	40,000	$0.46	$0.46
Options exercised	(5,000)	$0.24	$0.24
Options forfeited	(224,333)	$0.24 -$0.55	$0.47

Options outstanding at May 31, 2006	1,761,154	$0.18 -$3.38	$0.46

Exercisable at May 31, 2006	1,456,988		$0.46

Exercisable at May 31, 2005	1,096,487		$0.46

Exercisable at May 31, 2004	786,590		$0.44

Range of Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares Exercisable	Weighted Average Exercise Price
$0.18 - $0.24	246,330	$0.24	1.87	246,330	$0.24
$0.25 - $0.34	502,664	$0.30	0.62	502,664	$0.30
$0.35 - $0.55	917,500	$0.45	7.99	613,334	$0.45
$0.56 - $3.38	94,660	$2.01	4.63	94,660	$2.01

	1,761,154	$0.46	4.85	1,456,988	$0.46

Weighted-average fair value of options granted during 2006	$0.33
Weighted-average fair value of options granted during 2005	$0.38
Weighted-average fair value of options granted during 2004	$0.89
Weighted-average remaining contractual life	4.85 years

In December 1999, the Company reduced the exercise price of all outstanding employee and director owned stock options to $0.87, which was equal to the average of the closing price of the Company’s common stock for the 20-trading days prior to December 1, 1999. In November 2001, the Company reduced the exercise price of all outstanding employee and director owned stock options to $0.24, which was equal to the average of the closing price of the Company’s common stock for the 20-trading days prior to November 21, 2001. Compensation expense associated with these repriced options is being measured and recognized in accordance with the Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”. Based on the market value of Teletouch’s common stock and in accordance with Financial Accounting Standards Board Interpretation No. 44, compensation expense of $78,000 was recorded in fiscal year 2006, a reduction of compensation expense of $53,000 was recorded in fiscal year 2005 and compensation expense of $68,000 was recorded in fiscal year 2004. The Company recognizes compensation expense related to the repricing of its outstanding stock options during fiscal 2000 resulting in a variable accounting which requires the Company to record as compensation expense the spread between the option price and the market price until the options are exercised, expired or forfeited. The compensation expense of $78,000 for fiscal 2006 is attributable to the modification of the Company’s former President’s stock options in the third quarter of fiscal 2006 upon his resignation in December 2005. This modification involved extending the exercise period of these stock options an additional nine months beyond their normal expiration which resulted in a one time charge of $90,000 to stock compensation expense during the third quarter of 2006 which was offset by a reduction in compensation expense of $12,000 related to the spread between the option price and the market price.

NOTE 12 - RETIREMENT PLAN

Effective October 1995, Teletouch began sponsoring a defined contribution retirement plan covering substantially all of its employees. Employees who are at least 21 years of age are eligible to participate. Eligible employees may contribute up to a maximum of 16% of their earnings. The Company pays the administrative fees of the plan and began matching 75% of the first 6% of employees’ contributions in October 1998. On January 1, 2005, the Company changed to a Safe Harbor Matching Contribution Plan. The employee eligibility requirements remained unchanged. Under the Safe Harbor Matching Contribution Plan, the Company matches 100% of the employees’ contribution up to 3% of the employees’ compensation plus 50% of the employees’ contribution that is in excess of the 3% of the employees’ compensation but not in excess of 5% of the employees’ compensation. Contributions of approximately $145,000, $185,000 and $181,000 were made in fiscal years 2006, 2005 and 2004, respectively.

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company had certain related party sales, purchases and incurred certain expenses during fiscal years ended May 31, 2006, 2005 and 2004 with Progressive Concepts, Inc. (“PCI”), a company controlled by Robert McMurrey, Teletouch’s Chairman, as follows:

	Year Ended May 31,
(dollars in thousands)	2006	2005	2004
Revenues from PCI:
Pager sales	$1	$1	$40
Pager services and other	4	19	51

Total revenues from PCI	$5	$20	$91
Purchases from PCI:
Cellular phone equipment and services	$11	$12	$15
Other electronic equipment	3	3	1
Leasehold improvements	—	7	—

Total purchases from PCI	$14	$22	$16
Expenses with PCI:
Answering services	$335	$360	$360

The Company primarily purchases call center services from PCI to support the Company’s existing answering service accounts within the paging segment of its business and to support a monitoring contract that the Company has with GPSi, LLC (“Guidepoint Systems”). The call center services to support Teletouch’s answering service accounts were billed by PCI at $30,000 per month through August 2005 and beginning in September 2005 these fees were raised to $35,000 per month through March 31, 2006 when the contract with PCI was cancelled. Teletouch is charged an additional monthly charge based on the call volume and number of subscribers being serviced related to the telemetry monitoring contract. The telemetry monitoring contract was executed by the Company during the first quarter of fiscal 2006.

NOTE 14 – ACQUISITIONS

On January 29, 2004, Teletouch acquired substantially all of the two-way radio assets of DCAE, Inc. d/b/a Delta Communications, Inc. (“Delta”), a corporation headquartered in Garland, Texas, which continues to operate the business providing Nextel cellular service in the Dallas / Fort Worth market. As part of the purchase, Teletouch acquired approximately 2,500 additional two-way radio subscribers and the logic trunked radio (“LTR”) infrastructure in the Dallas / Fort Worth market. This purchase allowed the Company to expand its LTR network to the Dallas / Fort Worth market which complements its existing East Texas coverages. The total purchase price for the assets of Delta was $1,537,000 which consisted of certain cash and equity consideration. The consideration paid or payable in cash consisted of a cash payment of $650,000, a cash payment to be made after one year of $22,000 (“Cash Holdback”) which was subject to certain adjustments, a promissory note payable in the amount of $60,000 (see “Binion Note” in Note 6), approximately $90,000 in other cash expenditures related to closing and the assumption of $135,000 in other liabilities from Delta. The equity consideration given was a note which was payable in 580,000 shares (after certain restrictions prior to issuance) of Teletouch’s common stock which was valued at $580,000, based on market price, on the date of closing (see “Redeemable Common Stock Payable” in Note 10). The acquisition was accounted for using the purchase method of accounting and the total purchase price was allocated as follows:

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

NOTE 15 – SEGMENT INFORMATION

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

The following summarizes the Company’s financial results for each segment for fiscal years ended May 31, 2006, 2005 and 2004 (dollars in thousands)

	Year Ended May 31,
	2006	2005	2004
Service, rent and maintenance revenue
Paging	$14,648	$17,974	$21,590
Two Way	1,877	1,732	1,377
Other	208	216	225

Total service, rent and maintenance revenue	$16,733	$19,922	$23,192

Product sales revenue
Paging	$506	$625	$931
Two Way	3,289	3,780	2,110
Other	378	342	521

Total product sales revenue	$4,173	$4,747	$3,562

Operating revenue	$20,906	$24,669	$26,754

Reconciliation of adjusted EBITDA to net loss:

	Year Ended May 31,
(dollars in thousands)	2006	2005	2004
Adjusted EBITDA
Paging	$6,098	$9,895	$15,075
Two Way	305	672	82
Corporate Overhead	(4,215)	(8,751)	(10,960)
Other	(393)	(772)	(302)

Total adjusted EBITDA	$1,795	$1,044	$3,895

Less non-recurring and non-cash expenses:
Restructure expense	$(4)	$2	$(105)
Compensation Exp-Stock Options	78	(53)	68

	$74	$(51)	$(37)

Less:
Depreciation and amortization	$2,123	$3,218	$3,726
Impairment of goodwill	—	551	—
Loss (gain) on disposal of assets	172	1,019	372
Interest expense, net	448	432	357
Extraordinary Gain	—	—	(64)
Federal income tax	152	(673)	60

	$2,895	$4,547	$4,451

Net loss	$(1,174)	$(3,452)	$(519)

The Company measures accounts receivable, inventory and property, plant and equipment by segments. A component of corporate assets is cash in the amount of $2.1 million and $1.3 million as of May 31, 2006 and May 31, 2005, respectively. Also, included in corporate assets is deferred income taxes, prepaid expenses and property, plant and equipment.

The Company’s assets by segment as of May 31, 2006 and May 31, 2005 are as follows:

(dollars in thousands)	May 31, 2006	May 31, 2005
Assets
Paging	$3,975	$5,388
Two Way	2,212	2,365
Corporate	2,293	2,688
Other	126	394

Total Assets	$8,606	$10,835

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

NOTE 16 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

On July 28, 2006, the Company announced that it will restate its interim financial statements for fiscal year 2006 second and third quarters ended November 30, 2005 and February 28, 2006. The Company’s determination to restate the results for these quarters was a result of an analysis of the fiscal year end tax and accounting consequences of the November 2005 conversion by TLL Partners, LLC of 1,000,000 shares of the Company’s Series C preferred stock into 44,000,000 shares of the Company’s common stock, which resulted in TLL Partners owning a controlling interest at approximately 89.2% of the Company.

TLL Partners, LLC (“TLLP”), is a Delaware limited liability company owned by Progressive Concepts Communications, Inc. (“PCCI”). Prior to November 2005, PCCI has filed a consolidated return with its wholly-owned subsidiaries, Progressive Concepts, Inc. (“PCI”) and State Hawk Security, Inc. (“SHS”) and TLLP. Effective November 1, 2005, the Company became a member of the PCCI tax group, as PCCI gained voting control of the Company through the Conversion. In accordance with the related IRS rules and regulations, members of an affiliated corporate group with greater than 80% voting control must be included in a consolidated tax return.

The Company accounts for its taxes under SFAS 109, which resulted in the Company’s recording a net deferred tax asset as of November 30, 2005 of approximately $142,000 which was increased to approximately $172,000 as of February 28, 2006. As a result of joining the PCCI tax group, the Company should have recorded an additional valuation allowance against its deferred tax asset in its 2nd fiscal quarter ended November 20, 2005 that would have the effect of reducing the net assets of the Company by $142,000 at November 30, 2005 which would also reduce the reported net assets for the following quarter ended February 28, 2006. Additionally, the Company would have recorded an additional valuation allowance of $34,000 to offset the additional deferred tax assets recorded in its 3 rd quarter ended February 28, 2006. The effect of the 2 nd quarter adjustment results in an increase of $142,000 to the Net Loss reported for the three months ended November 30, 2005 resulting in a restated Net Loss of $264,000. Additionally, the $34,000 adjustment during the 3rd quarter has the result of reducing the reported Net Income of $19,000 to a Net Loss of $15,000 for the three months ended February 28, 2006.

Upon identification of this error in July 2006, the Company promptly filed a Form 8-K instructing readers of its financial statements to not rely on its previously issued financial statements for these quarters. The Company also discussed this matter with Securities and Exchange Commission (“SEC”) and received approval to initially restate the amounts in the quarterly financial data tables below to in order to allow a timely filing of this Report. The SEC has required that the Company restate and re-file its Form 10-Q’s for the quarters ended November 30, 2005 and February 28, 2006 as soon as practical after the filing of this Form 10-K.

The following table reflects the as reported and restated summarized quarterly financial data for the quarters ended November 30, 2005 and February 28, 2006 (in thousands except per share amounts):

	Three Months Ended			Three Months Ended
	November, 30, 2005 As Reported	Income Tax Expense Adjustment	November, 30, 2005 Restated	February, 28, 2006 As Reported	Income Tax Expense Adjustment	February , 28, 2006 Restated
Service, rent and maintenance revenue	$4,241		$4,241	$4,054		$4,054
Product sales revenue	1,186		1,186	967		967

Total operating revenues	5,427		5,427	5,021		5,021
Operating income (loss)	(22)		(22)	132		132
Net income (loss)	(122)	(142)	(264)	19	(34)	(15)
Loss per share - basic and diluted	$(0.01)		$(0.01)	$—		$—

Summarized quarterly financial data for the years ended May 31, 2006 and 2005 are set forth below (in thousands except per share amounts):

	Three Months Ended
Fiscal 2006	August 31, 2005	November 30, 2005	February 28, 2006	May 31, 2006
		Restated	Restated
Service, rent and maintenance revenue	$4,579	$4,241	$4,054	$3,859
Product sales revenue	919	1,186	967	1,101

Total operating revenues	5,498	5,427	5,021	4,960
Operating income (loss)	(316)	(22)	132	(368)
Net loss	(431)	(264)	(15)	(464)
Loss per share – basic and diluted	$(0.09)	$(0.01)	$(0.00)	$(0.01)

	Three Months Ended
Fiscal 2005	August 31, 2004	November 30, 2004	February 28, 2005	May 31, 2005
Service, rent, and maintenance revenue	$5,342	$5,094	$4,795	$4,691
Product sales revenue	1,103	1,279	1,073	1,292

Total operating revenues	6,445	6,373	5,868	5,983
Operating loss	(157)	(457)	(669)	(2,410)
Net loss	(222)	(364)	(537)	(2,329)
Loss per share – basic and diluted	$(0.05)	$(0.08)	$(0.12)	$(0.48)

NOTE 17 – SUBSEQUENT EVENTS (UNAUDITED)

Acquisition of Progressive Concepts, Inc.

On August 11, 2006, Teletouch became the owner of all of the issued and outstanding equity securities of Progressive Concepts, Inc.(“PCI”), a Texas corporation, by virtue of the contribution of 100% of the issued and outstanding equity securities of PCI to Teletouch by TLL Partners, LLC (“TLLP”), a Delaware limited liability company and the holder of approximately 80% of Teletouch’s outstanding common stock, without the issuance of any monetary or stock consideration by Teletouch (the “PCI Acquisition”). This acquisition allowed Teletouch to complete the pending sale of its paging business (as discussed below under “Sale of Paging Business” as well as added a larger, but complementary, business to Teletouch’s operations. Subsequent to the sale of the paging business, Teletouch remains in the two way radio business and minimally in the telemetry services business. PCI reported unaudited revenues of approximately $88.1 million for its year ended December 31, 2005, compared to Teletouch’s revenues of $5.8 million (excluding the paging business) for its fiscal year ended May 31, 2006 which clearly results in PCI being the primary operating entity of Teletouch after this transaction.

PCI (also known in Texas and Arkansas under its retail brand, “Hawk Electronics”) is a Cingular® Wireless Master Distributor, Reseller and Mobile Virtual Network Operator (“MVNO”). The current business of PCI is very similar to the paging and two-way wireless services businesses that Teletouch has provided for more than four decades. As a Master Distributor and MVNO, PCI controls the entire customer experience, including initiating and maintaining the cellular service agreements, rating the cellular plans, providing complete customer care, underwriting new account acquisitions, and providing multi-service billing, collections, and account maintenance. The original agreements between PCI and Cingular (and its predecessors) span over twenty years and now comprise a number of multi-year agreements relating to specific markets in Texas and Arkansas.

Agreements Entered Into By Teletouch And PCI In Connection With The Acquisition of PCI by Teletouch

In connection with the transactions, Teletouch and PCI, entered into several agreements, the terms and provisions of which are summarized below.

Contribution Agreement. Teletouch and TLLP entered into a certain Contribution Agreement (the “CA”). Prior to the CA, TLLP was the beneficial owner of 4,200 shares of common stock, $.10 par value per share, of PCI, which represented 100% of PCI’s outstanding securities. Under the terms and provisions of the CA, TLLP contributed and Teletouch accepted all such outstanding equity securities of PCI. Upon the closing of the CA, PCI became a wholly-owned subsidiary of Teletouch.

Transaction Party Agreement. Each of Teletouch and its new wholly-owned subsidiary, PCI, entered into a certain Transaction Party Agreement (the “TPA”) with Fortress. Fortress entered the TPA in its capacities both as agent for certain lenders of and as a lender to TLLP. Prior to the PCI Acquistion, Fortress released PCI and its assets from any indebtedness and liens relating to existing debt owed to Fortress by PCI and agreed to look solely to TLLP for the repayment of its debt and imposed a security interest on the assets of TLLP, including TLLP’s shares of Teletouch common stock. In connection with that debt restructuring, Fortress sought assurances from PCI and PCI’s future parent, Teletouch, that those entities would not take actions which in Fortress’ view had the propensity of reducing the value of Fortress’ security. Those assurances took the legal form of the TPA executed by each of Teletouch and PCI with Fortress. The TPAs include the negative covenants (the “Negative Covenants”) discussed below as well as a provision that in the event of a breach by PCI or Teletouch of any of the Negative Covenants, the claims and liens of the lenders and Fortress against PCI under the Loan Agreement between TLLP and Fortress (discussed below in Item

2.03), will be deemed to have been reinstated to the fullest extent available under law. (As of the date of this Report the principal amount of the indebtedness owed by TLLP to Fortress and the other lenders under the Loan Agreement is approximately $8.7 million.) The Negative Covenants to which Teletouch and PCI agreed to be bound include, among other things, commitments not to:

(i)	incur or assume any indebtedness except for certain permitted debt, debt consented to by Fortress in writing in advance in its sole and absolute discretion, and debt relating to advances from either of PCI to Teletouch or Teletouch to PCI;

(ii)	incur or assume any liens on their properties or assets other than certain permitted liens and existing liens;

(iii)	enter into or be a party to any merger, consolidation, reorganization or exchange of stock or assets or sale of assets (expect for certain enumerated transactions, including, but not limited to, the pending sale of Teletouch’s paging assets and PCI reorganization and the Debt Restructuring);

(iv)	except for certain enumerated transactions, sell, assign, transfer, convey or lease any of its properties or assets or those of its subsidiaries (except in the ordinary course of its business consistent with past practice), or any interest in all or any substantial part of its property or that of its subsidiaries, or any of its equity capital or that of its subsidiaries or any other equitable or beneficial interest of any kind of it or any of its subsidiaries, whether now owned or hereafter acquired by it or any of its subsidiaries, in whole or in part, directly or beneficially, or purchase or otherwise acquire all or substantially all of the assets of any other entity or any shares of stock of, or similar interest in, any other Person, provided, however, that the Teletouch Entities may effect sales of assets not in the ordinary course of business in an amount not to exceed in the aggregate $2,000,000;

(v)	make any capital contribution or acquire a beneficial interest in any stock or securities provided, however, that the purchase of short-term investment securities for cash management purposes that are characterized as “cash” or “cash equivalents” under Generally Accepted Accounting Principles shall not be deemed to be a violation of this negative covenant;

(vi)	organize any subsidiaries without Fortress’ prior written consent in its sole and absolute discretion (unless such subsidiaries agreed to be bound by the Negative Covenants);

(vi)	loan, make advances, guarantee or become liable in connection with the obligations or indebtedness, except: (a) as an endorser of negotiable instruments for the payment of money deposited to its bank account for collection in the ordinary course of its business consistent with past practice; (b) trade credit extended in the ordinary course of its business consistent with past practice; (c) the posting of letters of credit, collateralized by cash, issued in the ordinary course of business consistent with past practice and in an aggregate amount outstanding at any time not to exceed $2 million; (d) advances made in the usual course of its business to its officers and employees for travel and other out-of-pocket expenses incurred by them on its behalf in connection with such business; or (e) advances made to PCI by Teletouch or by Teletouch to PCI to fund such entity’s ordinary course operations as presently constituted;

(vii)

sell, assign or transfer a security interest or pledge any other equity security, including options, warrants, or any other equity or debt security convertible into or exercisable for any equity security, provided that (i) Teletouch may sell up to 20% of its capital stock for cash in an arm’s length transaction if in connection and simultaneously with such sale, an equal number of the shares in Teletouch held by TLLP are sold to a third party (unless such sale does not occur solely because of the refusal of TLLP or Fortress to accept a bona fide offer for such sale), and such third party is neither related to nor an affiliate of Teletouch or PCI, at a price equal to the amount paid to Teletouch, and the proceeds of the shares sold by TLLP, net of direct expenses of such sale and the actual taxes payable in connection therewith are paid to Lender; and (ii) Teletouch may grant employee stock options, restricted stock or stock appreciation rights pursuant to the terms of the plan now in effect and disclosed to Fortress, and permit the exercise of any stock options heretofore or hereinafter so issued;

(viii)	purchase, redeem or exchange any equity securities or set aside funds for any such purposes, provided, however, that Teletouch is not precluded from taking any action required under the terms of its existing securities and obligations;

(ix)	pay or set aside funds for the purpose of any distribution to its equity holders, and

(x)	modify the compensation payable to executives unless and until the modified compensation (i) is approved by the Compensation Committee of Teletouch’s Board of Directors, consisting of “independent” directors in accordance with the American Stock Exchange listing requirements, and (ii) is in accordance with the recommendations of independent compensation consultants engaged by such committee as reflective of market standards applicable to executives in comparable positions.

Registration Rights Agreement. Teletouch, Stratford Capital Partners, L.P., a Delaware limited partnership (“Stratford”), and Retail & Restaurant Growth Capital, L.P., a Delaware limited partnership (“RRGC”) (Stratford and RRGC collectively, the “Holders”) entered into a certain Registration Rights Agreement (the “RRA”). The Holders agreed to terminate certain notes and warrants of PCI in exchange for the transfer to them of 4,350,000 shares of Teletouch’s common stock shares owned by TLLP and certain Series A Preferred Membership Interest issued by TLLP. In connection with this exchange, Teletouch agreed to grant to the Holders certain registration rights under the federal securities laws with respect to the securities received by the Holders pursuant to the foregoing arrangement. Namely, the Holders were granted piggy-back registration rights to participate in any underwritten offering and registration of Teletouch’s equity securities under the Securities Act of 1933, as amended (the “Securities Act”), including a shelf registration statement pursuant to Rule 415 under the Securities Act, through August 10, 2010. The RRA excludes a number of different types of registration statements from the piggy-back registration rights provided by the RRA, including but not limited to, any registration statement (i) on Form S-8 or any similar successor form, (ii) filed in connection with the acquisition of or combination with another entity, (iii) required pursuant to an agreement executed between the Teletouch, TLLP or Fortress with a purchaser in a so-called “PIPE” private placement transaction for the resale by the investors in the PIPE of securities of the Registrant (a “PIPE Agreement”), to the extent such PIPE Agreement does not provide for the Holders to have registration rights, or (iv) relating to securities offered for the account of Teletouch that is filed prior to August 10, 2008; provided, that at least 50% of the securities registered are offered for the account of Teletouch.

The Holders also agreed not to effect any public sale or private offer or distribution of any equity securities of Teletouch during the 10 business days prior to the effectiveness under the Securities Act of any underwritten registration with respect to any Teletouch’s equity securities or any securities convertible into or exercisable or exchangeable for such equity securities and during such time period after the effectiveness under the Securities Act of any underwritten registration (not to exceed 180 days) as Teletouch and the managing underwriter may agree. To evidence these obligations, each Investor (or its future transferee) agreed to execute and deliver to Teletouch and the underwriters in an underwriting offering such lock-up agreements as may be required.

Expected Accounting Treatment For The Acquisition of PCI by Teletouch

As of August 11, 2006, PCI will be accounted for as a wholly-owned subsidiary of Teletouch. The transaction that resulted in the new subsidiary for Teletouch is considered a reorganization of entities under common control since both PCI and Teletouch were under the common control of TLLP prior to the reorganization. Prior to the reorganization TLLP controlled 100% of the outstanding common stock of PCI and approximately 80% of the outstanding common stock of Teletouch. In accordance with the accounting guidance under Emerging Issues Task Force Issue No. 90-5 “Exchanges of Ownership Interests Between Entities Under Common Control” and Appendix D of Statement of Financial Accounting Standards No. 141 “Business Combinations” the PCI Contribution will be accounted for in a manner similar to a pooling of interests which means that the historical basis of the net assets of PCI will be combined with those of Teletouch beginning in the period that the transaction occurred. Since the transaction was completed as of August 11, 2006, the financial statements for Teletouch’s fiscal quarter ended August 31, 2006 will include the financial statements of PCI combined from the beginning of the period as if the transaction had occurred at that date. All historical financial statements and financial information presented in the period beginning with the fiscal quarter ended August 31, 2006 and thereafter will be restated to include PCI for comparative purposes.

Sale of Paging Business

Subsequent to and as a result of the acquisition of PCI on August 11, 2006, as discussed above under “Acquisition of Progressive Concepts, Inc.”, the paging business no longer met the statutory threshold of a sale of all or substantially all assets of the company as contemplated under Delaware corporate laws and, thus the Company was no longer required to obtain the approval of its shareholders and completed the proposed paging business sale.

On August 14, 2006, Teletouch completed the sale of its paging business assets to Teletouch Paging, LP, a limited partnership, wholly-owned by an unrelated, private Fort Worth, Texas investment group, (the “Buyer”). Prior to closing, the Company and the Buyer agreed to compute the EBITDA of the paging business through July 31, 2006 and add to that amount any subsequent collections on accounts receivable through the closing date to arrive at the total reductions to the purchase price. Further, it was agreed that the Company would have no obligation for expenses incurred related to the paging business from August 1, 2006 through the closing date. The total cash consideration of approximately $3.1 included approximately $0.3 million for certain working capital, as defined in the APA, transferred with the sale of the business. Under the terms of the Second Amendment to the APA, the stated cash payment of $3.4 million was reduced by approximately $1.0 million in EBITDA related to the paging business for the period between April 1, 2006 and July 31, 2006 and was increased by $0.3 million in capital expenditures for the same period and was further increased by a working capital adjustment of approximately $0.4 million, resulting in a net cash payment of $3.1 million due at closing. Teletouch estimates that the carrying value of the net assets sold offset by the reversal of the remaining balance of the unearned sale leaseback transaction (as discussed in Note 7) as of August 14, 2006 was approximately $3.1 million and expects only a negligible gain to be recognized upon recording this transaction. The assets sold include all of the network infrastructure assets, fcc licenses, furniture and fixtures, vehicles, computer equipment, accounts receivable, inventory and certain prepaid expenses directly related to the paging business. The Buyer assumed certain obligations of the paging business including deferred revenue, vehicle notes and customer security deposit obligations related to the paging business. There will be future adjustments to the purchase price relating to the finalization of the working capital and cash flow calculations of the paging business and the future performance of the accounts receivable that was transferred to the Buyer at closing. Teletouch does not anticipate that these subsequent adjustments to the purchase price will materially impact the total consideration received for the acquired assets. Subsequent to closing the sale transaction, Teletouch continues to retain certain direct financial obligations under lease agreements and vehicle notes but has received a personal guaranty from the owner of the Buyer for the satisfaction of these obligations and Teletouch gains a subordinate lien in all of the assets of the paging business second to the Buyer’s senior lender until all such obligations are either paid in full or are assumed by the Buyer as discussed below.

General Security and Guaranty Agreements

In connection with the closing of the paging asset sale, Teletouch and the Buyer also executed two additional agreements to grant Teletouch certain security interests and to obtain personal guaranties in connection with the Buyer’s obligations arising out of the APA.

Namely, Teletouch and the Buyer executed a certain Security Agreement, dated as of August 14, 2006 (the “SA”), pursuant to which the Buyer agreed to, as security for the payment and performance of its obligations related to transfer of certain lease agreements to the Buyer under the APA, grant to Teletouch a continuing security interest in all of the Collateral (as defined below), subordinated to the security interest of certain lenders.

Such Collateral includes, without limitation: (i) all personal property, fixtures, inventory, equipment held for lease, raw materials, certain equipment employed in connection with the Buyer’s business, (ii) all of the Buyer’s present and future accounts, accounts receivable, general intangibles, contracts and contract rights, (iii) Buyer’s intellectual property of all description; (iv) Buyer’s all other personal property of any nature, including, without limitation, all accounts, deposits, credit balances, contract rights, inventory, general intangibles, goods, equipment; and (v) all additions or improvements to the foregoing properties.

Teletouch’s continuing security interest is subject to the priority of certain permitted liens incurred in the ordinary course of business, not at the time delinquent and for which the Buyer has set aside adequate reserves in accordance with generally accepted accounting principles on its books. These liens include, without limitation, (i) liens for taxes, assessments or other governmental charges, (ii) liens of carriers, warehousemen, mechanics, materialmen and landlords, and (iii) liens incurred to secure performance of tenders, statutory obligations, leases and contracts.

In addition, Robert Albritton, the Chairman of the Buyer (the “Guarantor”), entered into a certain Guaranty Agreement, dated as of August 14, 2006 (the “GA”), to guaranty, irrevocably, absolutely and unconditionally, the full and prompt payment and performance of all of the obligations and agreements and any subsequent amendments of the Buyer to Teletouch. The amount of the Buyer’s guaranty is unlimited and will remain in force until the Buyer’s obligations to Teletouch are paid in full. In the event the Buyer fails to make any payment, Teletouch is entitled to proceed directly against the Guarantor.

Engagement of Investment Banking Firm

On August 15, 2006 the Company engaged Stanford Group Company (“Stanford”) to serve as its exclusive placement agent in a private placement or financing of the Company’s securities. Stanford will provide review the business and operations of the Company and its historical and projected financial condition; assist in the drafting, preparation and distribution of the offering materials and other related documentation describing the Company and the terms of any future transactions; assist in structuring the private placement or financing and its terms; identify and contact selected prospective purchasers of the Company’s securities in a placement or target businesses for an acquisition and provide such other investment banking services as are customary for similar transactions and as may be mutually agreed upon by the Company and Stanford Group.

The initial term of the agreement with Stanford is for 12 months but can be extended by mutual agreement of both parties. During the term of the agreement Stanford will receive monthly a non-refundable retainer fee of $10,000 payable on the first day of each month. The monthly retainer fee will be credited against any fees that become due as a result of successful placement of financing of the Company’s securities or upon the completion of any acquisitions that are identified and negotiated on behalf of the Company by Stanford. In the case of a placement or financing of the Company’s securities, the Company will pay Stanford a cash fee equal to seven percent (7%) of the gross proceeds of the placement or financing immediately upon closing of the transaction. In the event of the completion of an acquisition that is identified and negotiated by Stanford, the Company will pay Stanford a cash fee equal to the sum of $225,000 plus an amount equal to one percent (1%) of the consideration involved in such acquisition greater than $5,000,000. If such an acquisition transaction is terminated or abandoned and any break up fees are paid to Teletouch then 10% of these fees will become payable to Stanford.

SCHEDULE II

TELETOUCH COMMUNICATIONS, INC.

Valuation and Qualifying Accounts and Reserves

(in thousands)

	Year Ended May 31,
Allowance for Doubtful Accounts	2006	2005	2004
Balance at beginning of year	$106	$180	$150
Additions charged to income	82	91	182
Balances written off, net of recoveries	(158)	(165)	(152)

Balance at end of year	$30	$106	$180

	Year Ended May 31,
Valuation Allowance for Inventory	2006	2005	2004
Balance at beginning of year	$105	$421	$215
Inventory reserves charged to expense	84	1,069	880
Inventory written off	(154)	(1,385)	(674)

Balance at end of year	$35	$105	$421

	Year Ended May 31,
Valuation Allowance for Deferred Taxes	2006	2005	2004
Balance at beginning of year	$621	$—	$—
Tax valuation charged to expense	333	621	—

Balance at end of year	$954	$621	$—

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 13, 2006.

TELETOUCH COMMUNICATIONS, INC.

By:	/s/ Thomas A. Hyde, Jr.
Thomas A. Hyde, Jr.,
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas A. Hyde, Jr. Thomas A. Hyde, Jr.	Chief Executive Officer	September 13, 2006

/s/ Douglas E. Sloan Douglas E. Sloan	Interim Chief Financial Officer	September 13, 2006

/s/ Clifford E. McFarland Clifford E. McFarland	Director	September 13, 2006

/s/ Henry Y.L. Toh Henry Y.L. Toh	Director	September 13, 2006

/s/ Marshall G. Webb Marshall G. Webb	Director	September 13, 2006

/s/ Susan Stranahan Ciallella Susan Stranahan Ciallella	Director	September 13, 2006

Index to Exhibits

The following exhibits are included with this report:

10.18	Stock Contribution Agreement dated August 11, 2006 between the Company and TLL Partners, LLC

10.19	Transaction Party Agreement dated August 11, 2006 by and among the Company and Progressive Concepts, Inc. on one hand, and Fortress Credit Corp.

10.20	Registration Rights Agreement dated August 11, 2006 between the Company and Stratford Capital Partners, L.P. and Retail and Restaurant Growth Capital, L.P.

10.21	Management Agreement dated August 31, 2005 between the Company, Teletouch Licenses, Inc. and Teletouch Paging, L.P.

10.22	First Amendment to the Management Agreement dated March 31, 2006 between the Company, Teletouch Licenses, Inc. and Teletouch Paging, L.P.

10.23	First Amendment to the Asset Purchase Agreement dated December 30, 2005 between the Company and Teletouch Paging, L.P.

10.24	Second Amendment to the Asset Purchase Agreement dated March 31, 2006 between the Company and Teletouch Paging, L.P.

10.25	Guaranty Agreement dated August 14, 2006 between the Company and Robert Albritton

10.26	General Security Agreement dated August 14, 2006 between the Company and Teletouch Paging, L.P.

21	Subsidiaries

23.1	Consent of BDO Seidman, LLP

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)

32.1	Certification pursuant to 1350, Chapter 63, Title 18 of U.S. Code

32.2	Certification pursuant to 1350, Chapter 63, Title 18 of U.S. Code