Form 10-Q/A
period 2005-11-30
TELETOUCH COMMUNICATIONS INC
filed 2006-10-04
CIK 928659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Teletouch Communications, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended November 30, 2005 (the “Form 10-Q”) which was originally filed on January 17, 2006. This Form 10-Q/A is being filed to reflect the restatement of the Company’s consolidated balance sheet, consolidated statements of operations, and consolidated statements of cash flows as a result of an analysis of the tax and accounting consequences of the November 2005 conversion by TLL Partners, LLC of all of its shares of the Company’s Series C preferred stock into 43,500,000 shares of the Company’s common stock (the “Conversion”), which resulted in TLL Partners owning a controlling interest at approximately 88% of the Company.

TLL Partners, LLC (“TLLP”), is a Delaware limited liability company owned by Progressive Concepts Communications, Inc. (“PCCI”) which is controlled by Robert McMurrey, Teletouch’s Chairman. Prior to November 2005, PCCI has filed a consolidated return with its wholly-owned subsidiaries, Progressive Concepts, Inc. (“PCI”), State Hawk Security, Inc. (“SHS”) and TLLP. Effective November 1, 2005, the Company became a member of the PCCI tax group, as PCCI gained voting control of the Company through the Conversion. In accordance with the related IRS rules and regulations, members of an affiliated corporate group with greater than 80% voting control must be included in a consolidated tax return.

In preparing the financial statements for the quarter-ended November 30, 2005, the Company prepared its financial statements without considering that the Conversion had triggered consolidated tax return requirements. The Company instead evaluated its tax position and projected that Teletouch would incur a net tax loss in 2006 that would be carried back and applied against its 2004 taxable income and result in a cash refund of taxes paid in 2004. Further, the Company’s projections anticipated net losses in the future without a change in the business that could not be justified in its projections at that point. The Company accounts for its taxes under Statement of Financial Accounting Standard 109 (“SFAS 109”) which resulted in the Company recording a net deferred tax asset as of November 30, 2005 based upon being a stand alone tax paying entity. In accordance with SFAS 109, the recoverability of this asset was evaluated and given the projected net losses, the Company initially recorded a valuation allowance that reduced the net deferred tax asset to $142,000, which approximated the maximum amount of cash refunds that it could get by carrying back the current year projected losses to 2004.

Since Teletouch’s tax year actually ended in November 2005 due to becoming part of the PCCI tax group for consolidated tax purposes, Teletouch should have evaluated its deferred tax assets based on the refunds that it could get related to any tax loss through November 2005. The Company estimated that year-to-date through November 2005 it actually had a small amount of taxable income, therefore it would not be able to carryback any losses and recover the taxes paid in 2004. As a result, the Company should have recorded an additional valuation allowance against its deferred tax asset in its 2nd fiscal quarter ended November 30, 2005 that would have the effect of reducing the assets of the Company by $142,000 at November 30, 2005. The effect of the 2 nd quarter tax related adjustment results in an increase of $142,000 to the Net Loss reported for the three and six months ended November 30, 2005 resulting in a restated Net Loss of $264,000 and $695,000 for these periods, respectively. There was no impact on the loss per share for the three months ended November 30, 2005 and an increase from $0.05 to $0.06 on the loss per share for the six months ended November 30, 2005 as a result of the restatement.

Except for Items 1 and 2 of Part I no other information included in the Form 10-Q is being amended by this Amendment. The remaining Items contained within this Amendment consist of all other Items originally contained in the Form 10-Q. This Amendment No. 1 continues to speak as of the date of the original Form 10-Q for the three and six months ended November 30, 2005 and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-Q, or modified or updated those disclosures in any way other than described in the preceding paragraphs. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q on January 17, 2006.

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

ASSETS

	November 30, 2005	May 31, 2005
	(Restated)
CURRENT ASSETS:
Cash and cash equivalents	$942	$1,283

Accounts receivable, net of allowance of $112 in fiscal 2006 and $106 in fiscal 2005	1,459	1,265
Inventories, net of reserve of $187 in fiscal 2006 and $105 in fiscal 2005	680	906
Current income tax receivable	685	689
Deferred income tax assets	—	52
Prepaid expenses and other current assets	264	247

Total Current Assets	4,030	4,442

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $15,480 in fiscal 2006 and $15,609 in fiscal 2005	4,752	5,660

GOODWILL	343	343

OTHER INTANGIBLE ASSETS:
Subscriber bases	226	226
FCC licenses	103	103
Non-compete agreements	95	95
Internally-developed software	149	149
Accumulated amortization	(322)	(269)

Total Other Intangible Assets	251	304

DEFERRED INCOME TAXES	—	86

TOTAL ASSETS	$9,376	$10,835

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

(unaudited)

(in thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	November 30, 2005	May 31, 2005
	(Restated)
CURRENT LIABILITIES:
Accounts payable	$876	$1,038
Accrued Expenses and other current liabilities	1,642	2,131
Current portion of long-term debt	87	74
Current portion of redeemable common stock payable	248	352
Current portion of unearned sale/leaseback profit	418	418
Deferred revenue	686	595

Total Current Liabilities	3,957	4,608

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	92	102
Redeemable common stock purchase warrants	2,296	2,100
Redeemable common stock payable, net of current portion	—	88
Unearned sale/leaseback profit, net of current portion	428	640

Total long-term liabilities	2,816	2,930

TOTAL LIABILITIES	6,773	7,538

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY :
Series A cumulative convertible preferred stock, $.001 par value, 15,000 shares authorized, 0 shares issued and outstanding in fiscal 2006 and fiscal 2005	—	—
Series B convertible preferred stock, $.001 par value, 411,457 shares authorized, 0 shares issued and outstanding in fiscal 2006 and fiscal 2005	—	—
Series C convertible preferred stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding in fiscal 2006 and 1,000,000 shares authorized, issued and outstanding in fiscal 2005	—	1
Common stock, $.001 par value, 70,000,000 shares authorized, 49,416,189 shares issued in fiscal 2006 and 5,411,189 shares issued in fiscal 2005	49	5
Additional paid-in capital	31,873	31,915
Treasury Stock, 619,522 shares held in fiscal 2006 and 429,209 shares held in fiscal 2005	(185)	(185)
Accumulated deficit	(29,134)	(28,439)

Total Shareholders' Equity	2,603	3,297

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,376	$10,835

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except shares and per share amounts)

	Three Months Ended November 30,		Six Months Ended November 30,
	2005	2004	2005	2004
	(Restated)		(Restated)
Operating revenues:
Service, rent, and maintenance revenue	$4,241	$5,094	$8,820	$10,436
Product sales revenue	1,186	1,279	2,105	2,382

Total operating revenues	5,427	6,373	10,925	12,818

Operating expenses:
Cost of service, rent and maintenance (exclusive of depreciation and amortization included below)	2,361	2,737	5,012	5,519
Cost of products sold	768	1,205	1,441	2,203
Selling and general and administrative	1,818	2,056	3,548	4,027
Depreciation and amortization	503	829	1,264	1,734
Loss (gain) on disposal of assets	(1)	3	(2)	(51)

Total operating expenses	5,449	6,830	11,263	13,432

Operating loss	(22)	(457)	(338)	(614)

Interest expense, net	(100)	(108)	(215)	(211)

Loss before income tax expense (benefit)	(122)	(565)	(553)	(825)
Income tax expense (benefit)	142	(201)	142	(239)

Net loss	$(264)	$(364)	$(695)	$(586)

Basic and diluted loss per share	$(0.01)	$(0.08)	$(0.06)	$(0.13)

Denominator for basic and diluted loss per share - weighted average number of common shares outstanding	18,844,548	4,546,980	11,824,400	4,546,980

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended November 30,
	2005	2004
	(Restated)
Operating Activities:
Net loss	$(695)	$(586)
Depreciation and amortization	1,264	1,734
Non-cash interest expense	200	170
Provision for losses on accounts receivable	33	121
Provision for inventory obsolescence	16	562
Gain on disposal of assets	(2)	(51)
Amortization of unearned sale/leaseback profit	(212)	(212)
Deferred income taxes	138	(212)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(227)	250
Inventories	258	357
Current income tax receivable	4	—
Prepaid expenses and other assets	(17)	38
Accounts payable	(162)	(211)
Accrued Expenses and other current liabilities	(489)	(43)
Deferred revenue	91	123

Net cash provided by operating activities	200	2,040

Investing Activities:
Capital expenditures, including pagers	(387)	(817)
Intangible assets	—	(4)
Acquisitions, net of cash acquired	—	(1)
Proceeds from sale of assets	70	75

Net cash used for investing activities	(317)	(747)

Financing Activities:
Proceeds from borrowings	—	—
Payments on long-term debt and redeemable common stock	(225)	(106)
Proceeds from exercise of employee stock options	1	—

Net cash provided by (used) for financing activities	(224)	(106)

Net increase (decrease) in cash and cash equivalents	(341)	1,187
Cash and cash equivalents at beginning of period	1,283	72

Cash and cash equivalents at end of period	$942	$1,259

Supplemental Cash Flow Data:
Cash payments for interest	$15	$42

Non-Cash Transactions:
Purchase Price Adjustment-Delta Communications, Inc.	$—	$38

Exchange of Note Receivable for Note Payable	$—	$258

Transfer of pager inventory to fixed assets	$48	$230

Purchase of vehicles with bank financing	$31	$62

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

Financial Condition and Going Concern: As of November 30, 2005, the Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred net losses of $264,000 and $364,000 in the three months ended November 30, 2005 and 2004, respectively and $695,000 and $586,000 in the six months ended November 30, 2005 and 2004, respectively, primarily due to continued declines in its paging revenues. As of November 30, 2005, the Company had a working capital surplus of $73,000. The Company has sustained its operations primarily through continuous cost reductions. During 2005, the Company attempted to secure additional debt financing to fund a potential acquisition and provide additional working capital to the Company but was unable to do so due to the declining performance of the Company’s paging business. As a result of the continued deterioration of the Company’s financial position and its operating results, the Company entered into an agreement in August 2005 to sell substantially all of the assets related to the paging business (see Note 4 to the Consolidated Financial Statements) and this transaction is expected to close in March 2006 if shareholder approval is obtained. The sale of the Company’s core paging business, combined with additional financing, is expected to generate sufficient cash to enable the Company to acquire a profitable and growing business that could support the embedded overhead costs of remaining a public company and return the Company to profitability. There can be no assurance, however, that we will be successful in selling the assets related to the paging business, or that we will be able to complete any additional debt or equity financing on favorable terms.

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

NOTE 2 – RESTATEMENT

The Company’s determination to restate the results for the quarter ended November 30, 2005 was a result of an analysis of the fiscal year end tax and accounting consequences of the November 2005 conversion by TLL Partners, LLC of all of its shares of the Company’s Series C preferred stock into 43,500,000 shares of the Company’s common stock (the “Conversion”), which resulted in TLL Partners owning a controlling interest at approximately 88% of the Company.

TLL Partners, LLC (“TLLP”), is a Delaware limited liability company owned by Progressive Concepts Communications, Inc. (“PCCI”). Prior to November 2005, PCCI has filed a consolidated return with its wholly-owned subsidiaries, Progressive Concepts, Inc. (“PCI”), State Hawk Security, Inc. (“SHS”) and TLLP. Effective November 1, 2005, the Company became a member of the PCCI tax group, as PCCI gained voting control of the Company through the Conversion. In accordance with the related IRS rules and regulations, members of an affiliated corporate group with greater than 80% voting control must be included in a consolidated tax return.

In preparing the financial statements for the quarter-ended November 30, 2005, the Company prepared its financial statements without considering that the Conversion had triggered consolidated tax return requirements. The Company instead evaluated its tax position and projected that Teletouch would incur a net tax loss in 2006 that would be carried back and applied against its 2004 taxable income and result in a cash refund of taxes paid in 2004. Further, the Company’s projections anticipated net losses in the future without a change in the business that could not be justified in its projections at that point. The Company accounts for its taxes under Statement of Financial Accounting Standard 109 (“SFAS 109”) which resulted in the Company recording a net deferred tax asset as of November 30, 2005 based upon being a stand alone tax paying entity. In accordance with SFAS 109, the recoverability of this asset was evaluated and given the projected net losses, the Company initially recorded a valuation allowance that reduced the net deferred tax asset to $142,000, which approximated the maximum amount of cash refunds that it could get by carrying back the current year projected losses to 2004.

Since Teletouch’s tax year actually ended in November 2005 due to becoming part of the PCCI tax group for consolidated tax purposes, Teletouch should have evaluated its deferred tax assets based on the refunds that it could get related to the loss through November 2005. The Company estimated that year-to-date through November 2005 it actually had a small amount of taxable income, therefore it would not be able to carryback any losses and recover the taxes paid in 2004. As a result, the Company should have recorded an additional valuation allowance against its deferred tax asset in its 2nd fiscal quarter ended November 30, 2005 that would have the effect of reducing the assets of the Company by $142,000 at November 30, 2005. The effect of the 2 nd quarter adjustment results in an increase of $142,000 to the Net Loss reported for the three and six months ended November 30, 2005 resulting in a restated Net Loss of $264,000 and $695,000 for these periods, respectively. There was no impact on the loss per share for the three months ended November 30, 2005 and an increase from $0.05 to $0.06 on the loss per share for the six months ended November 30, 2005 as a result of the restatement.

The following consolidated balance sheet, statements of operations and statements of cash flows reconcile the previously reported and restated financial information. The effect of this restatement has also been reflected in footnote disclosures containing financial condition and going concern (Note 1), net loss and loss per share (Note 3), income taxes (Note 9), and segment information (Note 12).

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except for share data)

	As Reported November 30, 2005	Restatement Adjustments	Restated November 30, 2005
CURRENT ASSETS:
Cash and cash equivalents	$942		$942
Accounts receivable, net of allowance of $112 in fiscal 2006 and $106 in fiscal 2005	1,459		1,459
Inventories, net of reserve of $187 in fiscal 2006 and $105 in fiscal 2005	680		680
Current income tax receivable	685		685
Deferred income tax assets	46	(46)	—
Prepaid expenses and other current assets	264		264

Total Current Assets	4,076	(46)	4,030

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $15,480 in fiscal 2006 and $15,609 in fiscal 2005	4,752		4,752
GOODWILL	343		343
OTHER INTANGIBLE ASSETS:
Subscriber bases	226		226
FCC licenses	103		103
Non-compete agreements	95		95
Internally-developed software	149		149
Accumulated amortization	(322)		(322)

Total Other Intangible Assets	251		251

DEFERRED INCOME TAXES	96	(96)	—

TOTAL ASSETS	$9,518	$(142)	$9,376

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$876		$876
Accrued Expenses and other current liabilities	1,642		1,642
Current portion of long-term debt	87		87
Current portion of redeemable common stock payable	248		248
Current portion of unearned sale/leaseback profit	418		418
Deferred revenue	686		686

Total Current Liabilities	3,957		3,957

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	92		92
Redeemable common stock purchase warrants	2,296		2,296
Unearned sale/leaseback profit, net of current portion	428		428

Total Long-Term liabilities	2,816		2,816

TOTAL LIABILITIES	6,773		6,773

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY :
Series A cumulative convertible preferred stock, $.001 par value, 15,000 shares authorized, 0 shares issued and outstanding in fiscal 2006 and fiscal 2005	—		—
Series B convertible preferred stock, $.001 par value, 411,457 shares authorized, 0 shares issued and outstanding in fiscal 2006 and fiscal 2005	—		—
Series C convertible preferred stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding in fiscal 2006 and 1,000,000 shares authorized, issued and outstanding in fiscal 2005	—		—
Common stock, $.001 par value, 70,000,000 shares authorized, 49,416,189 shares issued in fiscal 2006 and 5,411,189 shares issued in fiscal 2005	49		49
Additional paid-in capital	31,873		31,873
Treasury Stock, 619,522 shares held in fiscal 2006 and 429,209 shares held in fiscal 2005	(185)		(185)
Accumulated deficit	(28,992)	(142)	(29,134)

Total Shareholders' Equity	2,745	(142)	2,603

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,518	$(142)	$9,376

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except shares and per share amounts)

(Unaudited)

	As Reported		Adjustment	Restated
	Three Months Ended November 30, 2005	Six Months Ended November 30, 2005		Three Months Ended November 30, 2005	Six Months Ended November 30, 2005
Operating revenues:
Service, rent, and maintenance revenue	$4,241	$8,820		$4,241	$8,820
Product sales revenue	1,186	2,105		1,186	2,105

Total operating revenues	5,427	10,925	—	5,427	10,925

Operating expenses:
Cost of service, rent and maintenance (exclusive of depreciation and amortization shown separately below)	2,361	5,012		2,361	5,012
Cost of products sold	768	1,441		768	1,441
Selling and general and administrative	1,818	3,548		1,818	3,548
Depreciation and amortization	503	1,264		503	1,264
Loss (Gain) on sale of assets	(1)	(2)		(1)	(2)

Total operating expenses	5,449	11,263	—	5,449	11,263

Operating loss	(22)	(338)	—	(22)	(338)

Interest expense, net	(100)	(215)		(100)	(215)

Loss before income tax expense (benefit)	(122)	(553)	—	(122)	(553)

Income tax expense (benefit)	—	—	142	142	142

Net loss	(122)	(553)	(142)	(264)	(695)

Basic and diluted loss per share	$(0.01)	$(0.05)	$—	$(0.01)	$(0.06)

Denominator for basic and diluted loss per share - weighted average number of common shares outstanding	18,844,548	11,824,400		18,844,548	11,824,400

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	As Reported Six Months Ended November 30, 2005	Restatement Adjustments	Restated Six Months Ended November 30, 2005
Operating Activities:
Net loss	$(553)	$(142)	$(695)
Depreciation and amortization	1,264		1,264
Non-cash interest expense	200		200
Provision for losses on accounts receivable	33		33
Provision for inventory obsolescence	16		16
Gain on disposal of assets	(2)		(2)
Amortization of unearned sale/leaseback profit	(212)		(212)
Deferred income taxes	(4)	142	138
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(227)		(227)
Inventories	258		258
Current income tax receivable	4		4
Prepaid expenses and other assets	(17)		(17)
Accounts payable	(162)		(162)
Accrued Expenses and other current liabilities	(489)		(489)
Deferred revenue	91		91

Net cash provided by operating activities	200	—	200

Investing Activities:
Capital expenditures, including pagers	(387)		(387)
Intangible assets	—		—
Acquisitions, net of cash acquired	—		—
Proceeds from sale of assets	70		70

Net cash used for investing activities	(317)	—	(317)

Financing Activities:
Proceeds from borrowings	—		—
Payments on long-term debt and redeemable common stock	(225)		(225)
Proceeds from exercise of employee stock options	1		1

Net cash used for financing activities	(224)	—	(224)

Net increase (decrease) in cash and cash equivalents	(341)	—	(341)
Cash and cash equivalents at beginning of period	1,283		1,283

Cash and cash equivalents at end of period	$942	$—	$942

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Pro forma information regarding net loss and loss per share is required by SFAS 123 and has been determined as if Teletouch had accounted for its stock options under the fair value method of that statement. Option valuation models are used in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company’s stock options have characteristics significantly different from those of traded options. Furthermore, changes in the subjective input assumptions related to the options can materially affect the fair value estimate. Therefore, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

For purposes of pro forma disclosures, the estimated fair value of stock options is amortized to expense over the options’ vesting period. Therefore, future pro forma compensation expense may be greater as additional options are granted. The Company’s pro forma information follows (in thousands except per share amounts):

	Three months ended November 30,		Six months ended November 30,
	2005	2004	2005	2004
Net loss applicable to common sharesholders as reported	$(264)	$(364)	$(695)	$(586)
Plus stock-based employee compensation expense included in reported net loss, net of related tax effects	(62)	27	—	—
Less total stock-based employee compensation determined under fair-value-based method, net of related tax effects	(35)	(5)	(66)	(10)

Pro forma net loss	$(361)	$(342)	$(761)	$(596)

Loss per share - basic and diluted:
As reported	$(0.01)	$(0.08)	$(0.06)	$(0.13)

Pro forma	$(0.02)	$(0.08)	$(0.06)	$(0.13)

Loss Per Share: Basic earnings (loss) per share (“EPS”) is generally calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is generally calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding and potential shares outstanding. However, during the quarter, the Company had 1,000,000 shares of Series C Preferred Stock and 6,000,000 GM Warrants outstanding which were convertible into 44,000,000 and 6,000,000 shares of common stock, respectively. On November 1, 2005, the 1,000,000 shares of Series C Preferred Stock were converted into 44,000,000 shares of common stock. These securities, prior to their conversion, are considered to be “Participating Securities” under Financial Accounting Standards No. 128 (“FAS 128”) for EPS calculations. Both the

Series C Preferred Stock and the GM Warrants are considered Participating Securities because the common stock underlying these securities participates in dividends (if declared) at the same rate as the common shareholders. Emerging Issues Task Force (“EITF”) Topic 03-06 requires that Participating Securities be included in the computation of basic EPS using the two-class method, if the effect would be dilutive to EPS. Although these securities meet the definition of Participating Securities since they participate in dividends, in light of the losses and the fact that there is no contractual obligation for the security holders to share in losses of the Company, they have not been included in the basic and diluted earnings (loss) per share calculations.

The following securities were outstanding but were not included in the computation of diluted earnings per share due to their antidilutive effect (in thousands):

	November 30, 2005	November 30, 2004
Common stock options	1,861	1,942
Common stock purchase warrants	6,000	6,000
Series C Preferred Stock	—	44,000

	7,861	51,942

Income Taxes: The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods. As of November 30, 2005, the Company has recorded a valuation allowance against the full amount of its net deferred tax assets since it does not forecast taxable income for fiscal 2006 nor is the Company able to reasonably forecast taxable income beyond next year. The inability to foresee taxable income in future years makes it more likely than not that the Company will not realize its recorded deferred tax assets in future periods. On November 1, 2005, the Company became a member of the consolidated tax group of Progressive Concepts Communications, Inc. (“PCCI”) as a result of PCCI gaining control of over 80% of the outstanding common stock of Teletouch on that date. PCCI gained control of Teletouch’s common stock through the conversion by TLL Partners, LLC (“TLLP”), PCCI’s wholly owned subsidiary, of all of its shares of the Company’s outstanding Series C Preferred Stock into 43,500,000 share of common stock on November 1, 2005. As of November 1, 2005, TLLP was a disregarded entity for federal tax purposes since it was at that time a single member limited liability company (“LLC”).Therefore, the parent for federal tax purposes was deemed to be PCCI. The Company continued to account for its taxes under SFAS 109 and record its deferred taxes on a stand-alone basis while part of PCCI’s consolidated tax group.

In preparing the financial statements for the quarter-ended November 30, 2005, the Company prepared its financial statements without considering the Conversion of the preferred stock by TLLP had triggered consolidated tax return requirements. The Company instead evaluated its tax position and projected that Teletouch would incur a net tax loss in 2006 that would be carried back and applied against its 2004 taxable income and result in a cash refund of taxes paid in 2004. Further, the Company’s projections anticipated net losses in the future without a change in the business that could not be justified in its projections at that point. The Company accounts for its taxes under Statement of Financial Accounting Standard 109 (“SFAS 109”) which resulted in the Company recording a net deferred tax asset as of November 30, 2005 based upon being a stand alone tax paying entity. In accordance with SFAS 109, the recoverability of this asset was evaluated and given the projected net losses, the Company recorded a valuation allowance that reduced the net deferred tax asset to $142,000, which approximated the maximum amount of cash refunds that it could get by carrying back the current year projected losses to 2004.

Since Teletouch’s tax year actually ended in November 2005 due to becoming part of the PCCI affiliated group for consolidated tax purposes, Teletouch should have evaluated its deferred tax assets based on the refunds that it could get related to any tax loss through November 2005. The Company estimated that year-to-date through November 2005 it actually had a small amount of taxable income, therefore it would not be able to carryback any losses and recover the taxes paid in 2004. As a result, the Company should have recorded an additional valuation allowance against its deferred tax asset in its 2nd fiscal quarter ended November 30, 2005 that would have the effect of reducing the assets of the Company by $142,000 at November 30, 2005.

NOTE 4 – PROPOSED SALE OF PAGING BUSINESS

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

NOTE 5 – INVENTORY

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

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

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

Property, plant and equipment is recorded at cost. Depreciation is computed using the straight-line method. The following table contains the property, plant and equipment by estimated useful life, net of accumulated depreciation as of November 30, 2005 (in thousands):

	Less than 3 years	3 to 4 years	5 to 9 years	10 to 14 years	15 to 19 years	20 years	Total Net Value
Buildings	$—	$—	$—	$—	$4	$9	$13
LAN & Other Computers	—	169	21	—	—	—	190
Equipment	—	29	3	3	—	—	35
Furniture & Fixtures	—	26	—	23	—	—	49
Leasehold Improvements	44	3	1	—	—	—	48
Office Equipment	—	3	4	1	—	—	8
Paging Infrastructure	—	2	272	96	2,183	3	2,556
Vehicles	—	—	223	—	—	—	223
Pager Fleet	—	1,503	—	—	—	—	1,503
Radio Fleet	—	15	—	—	—	—	15
Assets Not In Service	112	—	—	—	—	—	112

	$156	$1,750	$524	$123	$2,187	$12	$4,752

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

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

NOTE 8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of (in thousands):

	November 30, 2005	May 31, 2005
Accrued payroll and other personnel expense	$457	$999
Accrued state and local taxes	282	221
Unvouchered accounts payable	724	589
Customer deposits payable	55	118
Other	124	204

Total	$1,642	$2,131

NOTE 9 – INCOME TAXES

Teletouch uses the liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences reverse.

Significant components of the Company’s deferred taxes are as follows (in thousands):

	November 30, 2005	May 31, 2005
Deferred Tax Assets:
Current Deferred Tax Assets:
Accrued liabilities	$9	$32
Inventory reserves	28	—
Deferred revenue	39	39
Bad debt reserve	33	31

	109	102
Valuation Allowance	(97)	(32)

Net Current Deferred Tax Assets	12	70

Non-Current Deferred Tax Assets:
Unrecognized gain	288	360
Intangible assets	1,420	1,541

	1,708	1,901
Valuation Allowance	(781)	(589)

Net Non-Current Deferred Tax Assets	927	1,312

Deferred Tax Liabilities:
Current Deferred Tax Liabilities:
Other	12	18

Non-Current Deferred Tax Liabilities:
Depreciation methods	927	1,226

Net Current Deferred Tax Asset	$—	$52

Net Non-Current Deferred Tax Asset	$—	$86

The Company’s determination to restate the results for the quarter ended November 30, 2005 was a result of an analysis of the fiscal year end tax and accounting consequences of the November 2005 conversion by TLL Partners, LLC of its shares of the Company’s Series C preferred stock into 43,500,000 shares of the Company’s common stock (the “Conversion”), which resulted in TLL Partners owning a controlling interest at approximately 88% of the Company.

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

In preparing the financial statements for the quarter-ended November 30, 2005, the Company prepared its financial statements without considering the Conversion of the preferred stock by TLLP had triggered consolidated tax return requirements. The Company instead evaluated its tax position and projected that Teletouch would incur a net tax loss in 2006 that would be carried back and applied against its 2004 taxable income and result in a cash refund of taxes paid in 2004. Further, the Company’s projections anticipated net losses in the future without a change in the business that could not be justified in its projections at that point. The Company accounts for its taxes under Statement of Financial Accounting Standard 109 (“SFAS 109”) which resulted in the Company recording a net deferred tax asset as of November 30, 2005 based upon being a stand alone tax paying entity. In accordance with SFAS 109, the recoverability of this asset was evaluated and given the projected net losses, the Company recorded a valuation allowance that reduced the net deferred tax asset to $142,000, which approximated the maximum amount of cash refunds that it could get by carrying back the current year projected losses to 2004.

Since Teletouch’s tax year actually ended in November 2005 due to becoming part of the PCCI affiliated group for consolidated tax purposes, Teletouch should have evaluated its deferred tax assets based on the refunds that it could get related to the loss through November 2005. The Company estimated that year-to-date through November 2005 it actually had a small taxable income, therefore it would not be able to carryback any losses and recover the taxes paid in 2004. As a result, the Company should have recorded an additional valuation allowance against its deferred tax asset in its 2nd fiscal quarter ended November 30, 2005 that would have the effect of reducing the assets of the Company by $142,000 at November 30, 2005.

NOTE 10 – RELATED PARTY TRANSACTIONS

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

NOTE 11 – SHAREHOLDERS’ EQUITY

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

As a result of the proposed sale of the paging business, the redemption of the GM Warrants will be accelerated upon the closing of this transaction. The Company is currently negotiating with the holders of the GM Warrants for a reduced amount payable upon the closing of the sale transaction (see Note 4 for further discussion).

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

Date in Which Stock Can be Put Back to Company	Put Price	Shares
November 30, 2005	$1.05	61,172
February 28, 2006 - November 30, 2006	$1.10	183,515

		244,687

The following table provides a rollforward of the redeemable common stock held by Delta through November 30, 2005 (dollars in thousands):

	Shares	Redemption Value
Balance at May 31, 2005	435,000	$440
Less: Redemption of shares	(108,750)	(114)
Add: Accretion	—	4

Balance at August 31, 2005	326,250	$330
Less: Redemption of shares	(81,563)	(86)
Add: Accretion	—	4

Balance at November 30, 2005	244,687	$248

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

The material terms of the Series C Preferred Stock were as follows: after payment of all amounts due under the Amended Credit Agreement which was paid in full in December 2002, (1) dividends may be paid on a pro rata basis; (2) assets may be distributed upon voluntary or involuntary liquidation, dissolution or winding up of the Company; and (3) holders may convert all, but not less than all, of their Series C Preferred Stock into shares of Common Stock after May 20, 2005, subject to the following terms and conditions. The Series C Preferred Stock will be convertible into a number of shares of Common Stock computed by dividing (1) the product of (A) the number of shares of Series C Preferred Stock to be converted and (B) 22, by (2) the conversion price in effect at the time of conversion. The conversion price for delivery of Common Stock shall initially be $0.50 and subject to adjustment. The Series C Preferred Stock was non-voting. Holders of Series C Preferred Stock were entitled to notice of all shareholders meetings. The consent of at least a majority of the Series C Preferred Stock (calculated on an “as converted” basis) was required to affect any amendment (a) to voting powers, preferences or rights of the holders of Series C Preferred Stock or (b) to the Certificate of Incorporation authorizing, creating or increasing the amount of any shares of any class or series prior or equal to the Series C Preferred Stock for payment of dividends or (c) any merger or consolidation unless the surviving entity shall have no class or series of shares or securities authorized or outstanding ranking prior to the Series C Preferred Stock.

NOTE 12 – SEGMENT INFORMATION

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

The following summarizes the Company’s financial results for each segment (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	2005	2004	2005	2004
Service, rent and maintenance revenue
Paging	$3,714	$4,600	$7,761	$9,436
Two-Way Radio	476	453	965	924
Other	51	41	94	76

Total service, rent and maintenance revenue	$4,241	$5,094	$8,820	$10,436

Product sales revenue
Paging	$121	$158	$237	$346
Two-Way Radio	965	1,030	1,719	1,804
Other	100	91	149	232

Total product sales revenue	1,186	1,279	2,105	2,382

Operating Revenue	$5,427	$6,373	$10,925	$12,818

Reconciliation of adjusted EBITDA to net loss:

	Three Months Ended November 30,		Six Months Ended November 30,
	2005	2004	2005	2004
Adjusted EBITDA
Paging	$1,196	$2,493	$3,849	$5,142
Two-Way Radio	115	133	161	317
Corporate Overhead	(781)	(2,041)	(2,692)	(4,072)
Other	(117)	(177)	(398)	(337)

Total adjusted EBITDA	413	408	920	1,050

Less non-recurring and non-cash expenses
Restructure Expense	(5)	(9)	(4)	(19)
Compensation Exp-Stock Options	(62)	42	—	—

	(67)	33	(4)	(19)

Less:
Depreciation and amortization	503	829	1,264	1,734
Interest expense, net	100	108	215	211
Loss (gain) on disposal of assets	(1)	3	(2)	(51)
Income tax expense (benefit)	142	(201)	142	(239)

	744	739	1,619	1,655

Net loss	$(264)	$(364)	$(695)	$(586)

The Company measures accounts receivable, inventory and property, plant and equipment by segments. A component of corporate assets is cash in the amount of $0.9 million and $1.3 million as of November 30, 2005 and May 31, 2005, respectively. Also, included in corporate assets is related party accounts receivable, deferred income taxes, prepaid expenses and property, plant and equipment.

The Company’s assets by segment are as follows (in thousands):

	November 30, 2005	May 31, 2005
Assets
Paging	$4,398	$5,420
Two-Way	2,503	2,346
Corporate	2,024	2,588
Other	451	481

Total Assets	$9,376	$10,835

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

NOTE 13 – SUBSEQUENT EVENTS

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

•	The decrease in taxes and licenses fees for the three and six months ended November 30, 2005 compared with the same period from the prior year is primarily due to a reduction in franchise tax, state income tax and ad valorem taxes as a result of lower revenues, lower inventory levels and a reduced value of fixed assets. Additionally, fees paid to the Federal Communications Commission related to maintaining the Company’s paging licenses were reduced during this period resulting from decreased revenues.

•	The decrease in stock-based compensation expense for the three months ended November 30, 2005 is attributable to a decrease in the market price of the Company’s stock for the three months ended November 30, 2005 when compared to the same period from the prior year.

•	The decrease in other expenses for the three months ended November 30, 2005 as compared to same period from the prior year is attributable to fewer bank and credit card charges due to reduced number of bank accounts as well as a reduction in bad debt due to improved collection efforts. The decrease is also attributable to lower non-personnel insurance premiums, particularly related to the renewal of the Company’s directors and officers liability policy. The decrease in other expenses is partially offset by an increase in investor relations expense related to a $45,000 listing fee with the American Stock Exchange for the issuance of shares to TLL Partners paid in November 2005 related to the conversion of its shares of Series C Preferred Stock to 44,000,000 shares of the Company’s Common Stock.

Other Operating Expenses for the Three and Six Months Ended November 30, 2005 and 2004

(dollars in thousands)	November 30, 2005	November 30, 2004	Change from Previous Year
Three months ended
Depreciation and amortization	$503	$829	$(326)
Loss (Gain) on sale of assets	(1)	3	(4)

Total other operating expenses	$502	$832	$(330)

Six months ended
Depreciation and amortization	$1,264	$1,734	$(470)
Gain on sale of assets	(2)	(51)	49

Total other operating expenses	$1,262	$1,683	$(421)

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

Income Tax Expense (Benefit) for the Six Months Ended November 30, 2005 and 2004

For the six months ended November 30, 2005, the Company had income tax expense of $142,000 which was primarily the result of a valuation allowance of approximately $257,000 recorded against deferred tax assets. The Company has recorded a valuation allowance against the full amount of its net deferred tax assets since it does not forecast taxable income for fiscal 2006 nor is the Company able to reasonably forecast taxable income beyond next year. The inability to foresee taxable income in future years makes it more likely than not that the Company will not realize its recorded deferred tax assets in future periods. For the six months ended November 30, 2004, the Company’s effective tax benefit rate was 29%. The difference in the effective benefit rate and the statutory rate is due primarily to interest expense related to the redeemable common stock warrants being non-deductible for tax purposes.

The Company’s determination to restate the results for the quarter ended November 30, 2005 was a result of an analysis of the fiscal year end tax and accounting consequences of the November 2005 conversion by TLL Partners, LLC of all of its shares of the Company’s Series C preferred stock into 43,500,000 shares of the Company’s common stock (the “Conversion”), which resulted in TLL Partners owning a controlling interest at approximately 88% of the Company.

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

In preparing the financial statements for the quarter-ended November 30, 2005, the Company prepared its financial statements without considering the Conversion of the preferred stock by TLLP had triggered consolidated tax return requirements. The Company instead evaluated its tax position and projected that Teletouch would incur a net tax loss in 2006 that would be carried back and applied against its 2004 taxable income and result in a cash refund of taxes paid in 2004. Further, the Company’s projections anticipated net losses in the future without a change in the business that could not be justified in its projections at that point. The Company accounts for its taxes under Statement of Financial Accounting Standard 109 (“SFAS 109”) which resulted in the Company recording a net deferred tax asset as of November 30, 2005 based upon being a stand alone tax paying entity. In accordance with SFAS 109, the recoverability of this asset was evaluated and given the projected net losses, the Company recorded a valuation allowance that reduced the net deferred tax asset to $142,000, which approximated the maximum amount of cash refunds that it could get by carrying back the current year projected losses to 2004.

Since Teletouch’s tax year actually ended in November 2005 due to becoming part of the PCCI affiliated group for consolidated tax purposes, Teletouch should have evaluated its deferred tax assets based on the refunds that it could get related to the loss through November 2005. The Company estimated that year-to-date through November 2005 it actually had a small taxable income, therefore it would not be able to carryback any losses and recover the taxes paid in 2004. As a result, the Company should have recorded an additional valuation allowance against its deferred tax asset in its 2nd fiscal quarter ended November 30, 2005 that would have the effect of reducing the assets of the Company by $142,000 at November 30, 2005.

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

Going Concern Matters

As of November 30, 2005, the Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred net losses of $264,000 and $364,000 in the three months ended November 30, 2005 and 2004, respectively and $695,000 and $586,000 in the six months ended November 30, 2005 and 2004, respectively, primarily due to continued declines in its paging revenues. As of November 30, 2005, the Company had a working capital surplus of $73,000. The Company has sustained its operations primarily through continuous cost reductions. During 2005, the Company attempted to secure additional debt financing to fund a potential acquisition and provide additional working capital to the Company but was unable to do so due to the declining performance of the Company’s paging business. As a result of the continued deterioration of the Company’s financial position and its operating results, the Company entered into an agreement in August 2005 to sell substantially all of the assets related to the paging business and this transaction is expected to close in March 2006 if shareholder approval is obtained. The sale of the Company’s paging business, combined with additional financing, is expected to generate sufficient cash to enable the Company to acquire a profitable and growing business that could support the embedded overhead costs of remaining a public company and return the Company to profitability. There can be no assurance, however, that we will be successful in selling the assets related to the paging business, or that we will be able to complete any additional debt or equity financing on favorable terms.

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

Income Taxes: The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods. As of November 30, 2005, the Company has recorded a valuation allowance, of approximately $878,000, against the full amount of its net deferred tax assets since it does not forecast taxable income for fiscal 2006 nor is the Company able to reasonably forecast taxable income beyond next year. The inability to foresee taxable income in future years makes it more likely than not that the Company will not realize its recorded deferred tax assets in future periods. On November 1, 2005, the Company became a member of the consolidated tax group of Progressive Concepts Communications, Inc. (“PCCI”) as a result of PCCI gaining control of over 80% of the outstanding common stock of Teletouch on that date. PCCI gained control of Teletouch’s common stock through the conversion by TLL Partners, LLC (“TLLP”), PCCI’s wholly owned subsidiary, of all of its shares of the Company’s outstanding Series C Preferred Stock into 43,500,000 share of common stock on November 1, 2005. As of November 1, 2005, TLLP was a disregarded entity for federal tax purposes since it was at that time a single member limited liability company (“LLC”). Therefore, the parent for federal tax purposes was deemed to be PCCI. The Company continued to account for its taxes under SFAS 109 and record its deferred taxes on a stand-alone basis while part of PCCI’s consolidated tax group.

In preparing the financial statements for the quarter-ended November 30, 2005, the Company prepared its financial statements without considering the Conversion of the preferred stock by TLLP had triggered consolidated tax return requirements. The Company instead evaluated its tax position and projected that Teletouch would incur a net tax loss in 2006 that would be carried back and applied against its 2004 taxable income and result in a cash refund of taxes paid in 2004. Further, the Company’s projections anticipated net losses in the future without a change in the business that could not be justified in its projections at that point. The Company accounts for its taxes under Statement of Financial Accounting Standard 109 (“SFAS 109”) which resulted in the Company recording a net deferred tax asset as of November 30, 2005 based upon being a stand alone tax paying entity. In accordance with SFAS 109, the recoverability of this asset was evaluated and given the projected net losses, the Company recorded a valuation allowance that reduced the net deferred tax asset to $142,000, which approximated the maximum amount of cash refunds that it could get by carrying back the current year projected losses to 2004.

Since Teletouch’s tax year actually ended in November 2005 due to becoming part of the PCCI affiliated group for consolidated tax purposes, Teletouch should have evaluated its deferred tax assets based on the refunds that it could get related to the loss through November 2005. The Company estimated that year-to-date through November 2005 it actually had a small taxable income, therefore it would not be able to carryback any losses and recover the taxes paid in 2004. As a result, the Company should have recorded an additional valuation allowance against its deferred tax asset in its 2nd fiscal quarter ended November 30, 2005 that would have the effect of reducing the assets of the Company by $142,000 at November 30, 2005.

Revenue Recognition: Teletouch’s revenue consists primarily of monthly service and lease revenues charged to customers on a monthly, quarterly, semi-annual or annual basis. Deferred revenue represents service fees billed in advance and recognized into earnings as the services are provided. Revenue also includes sales of messaging devices, two-way radios, telemetry devices and other products directly to customers and resellers. Teletouch recognizes revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB 104). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable, and (4) collectibility is reasonably assured. Teletouch believes, relative to sales of one-way messaging equipment, that all of these conditions are met; therefore, product revenue is recognized at the time of shipment. Revenue from sales of other products is recognized upon delivery.

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

Operational Risks

Teletouch may be unable to secure the financing needed for future acquisitions.

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

Teletouch’s future revenue growth is not dependent on any single or small group subscriber base but will continue to concentrate on business accounts and on individuals interested in continuity, quality and personal service. As of November 30, 2005, Teletouch had approximately 125,500 pagers in service as compared to approximately 169,400 pagers in service as of November 30, 2004. Teletouch must minimize the reduction in its subscriber base and expand its product offerings to generate revenues to offset the losses in its paging service revenues. There is no guarantee that our future efforts in this area will decrease subscriber attrition.

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

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q/A (“the Quarterly Report”), our Chief Executive Officer and Interim Chief Financial Officer (the “Certifying Officers”) have conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding the required disclosure. Based on their evaluation of these disclosure controls and procedures, the Certifying Officers have concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

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

All shares detailed above were repurchases related to certain redeemable shares of common stock issued by the Company in March 2004 to purchase the two-way radio assets of DCAE, Inc. d/b/a Delta Communications. For a description of these redeemable shares of common stock, see Note 11 to the consolidated financial statements “Redeemable Common Stock Payable”.

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

Date: October 4, 2006	TELETOUCH COMMUNICATIONS, INC. Registrant

	By:	/s/ Thomas A. Hyde, Jr.
Thomas A. Hyde, Jr. Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Douglas E. Sloan
Douglas E. Sloan Interim Chief Financial Officer (Principal Financial and Accounting Officer)