Form 10-Q/A
period 2006-02-28
TELETOUCH COMMUNICATIONS INC
filed 2006-10-04
CIK 928659

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

EXPLANATORY NOTE

Teletouch Communications, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended February 28, 2006 (the “Form 10-Q”) which was originally filed on April 13, 2006. This Form 10-Q/A is being filed to reflect the restatement of the Company’s consolidated balance sheet, consolidated statements of operations, and consolidated statements of cash flows as a result of an analysis of the fiscal year end tax and accounting consequences of the November 2005 conversion by TLL Partners, LLC of all of its shares of the Company’s Series C preferred stock into 43,500,000 shares of the Company’s common stock (the “Conversion”), which resulted in TLL Partners owning a controlling interest at approximately 88% of the Company.

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

In preparing the financial statements for the quarter-ended February 28, 2006, the Company prepared its financial statements without considering that the Conversion of the preferred stock by TLLP had triggered the consolidated tax return requirements with PCCI. The Company instead evaluated its tax position and projected that Teletouch would incur a net tax loss in 2006 that would be carried back and applied against its 2004 taxable income and result in a cash refund of taxes paid in 2004. Further, the Company’s projections anticipated net losses in the future without a change in the business that could not be justified in its projections at that point. The Company accounts for its taxes under Statement of Financial Accounting Standard 109 (“SFAS 109”) which resulted in the Company recording a net deferred tax asset as of February 28, 2006 based upon being a stand alone tax paying entity. In accordance with SFAS 109, the recoverability of this asset was evaluated and given the projected net losses, the Company recorded a valuation allowance that reduced the net deferred tax asset by $176,000.

Since Teletouch’s tax year actually ended in November 2005 due to becoming part of the PCCI affiliated group for consolidated tax purposes, Teletouch should have evaluated its deferred tax assets based on the refunds that it could get related to the loss through November 2005. The Company estimated that year-to-date through November 2005 it actually had a small taxable income, therefore it would not be able to carryback any losses and recover the taxes paid in 2004. As a result, the Company should have recorded an additional valuation allowance against its deferred tax asset in its 3rd fiscal quarter ended February 28, 2006 that would have the effect of reducing the assets of the Company by $176,000 at February 28, 2006. The $34,000 and $176,000 adjustment for the three and nine month periods, respectively, has the result of reducing the reported Net Income of $19,000 to a Net Loss of $15,000 for the three months ended February 28, 2006 and increasing the reported Net Loss for the nine months ended February 28, 2006 from $534,000 to $710,000. There was no impact on the loss per share for the three months ended February 28, 2006 and an increase from $0.02 to $0.03 on the loss per share for the nine months ended February 28, 2006 as a result of the restatement.

Except for Items 1 and 2 of Part I no other information included in the Form 10-Q is being amended by this Amendment. The remaining Items contained within this Amendment consist of all other Items originally contained in the Form 10-Q. This Amendment No. 1 continues to speak as of the date of the original Form 10-Q for the three and nine months ended February 28, 2006 and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-Q, or modified or updated those disclosures in any way other than described in the preceding paragraphs. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q on April 13, 2006.

TELETOUCH COMMUNICATIONS, INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q/A contains forward-looking statements and information relating to Teletouch Communications, Inc. and its subsidiaries that are based on management’s beliefs as well as assumptions made by and information currently available to management. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to Teletouch Communications, Inc. or its management, are forward-looking statements. Although these statements are based upon assumptions management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including, but not limited to, those factors set forth below under the captions “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Additional Factors That Affect Our Business, Future Operating Results, and Financial Condition”. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the discussion under “Additional Factors That Affect Our Business, Future Operating Results, and Financial Condition”.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

	February 28, 2006	May 31, 2005
	(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,804	$1,283
Accounts receivable, net of allowance of $112 in fiscal 2006 and $106 in fiscal 2005	1,494	1,265
Inventories, net of reserve of $117 in fiscal 2006 and $105 in fiscal 2005	639	906
Current income tax receivable	—	689
Deferred income tax assets	—	52
Prepaid expenses and other current assets	209	247

Total Current Assets	4,146	4,442

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $15,623 in fiscal 2006 and $15,609 in fiscal 2005	4,554	5,660

GOODWILL	343	343

OTHER INTANGIBLE ASSETS:
Subscriber bases	226	226
FCC licenses	103	103
Non-compete agreements	95	95
Internally-developed software	149	149
Accumulated amortization	(347)	(269)

Total Other Intangible Assets	226	304

DEFERRED INCOME TAXES	—	86

TOTAL ASSETS	$9,269	$10,835

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

(unaudited)

(in thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	February 28, 2006	May 31, 2005
	(Restated)
CURRENT LIABILITIES:
Accounts payable	$870	$1,038
Accrued expenses and other current liabilities	1,605	2,131
Current portion of long-term debt	108	74
Current portion of redeemable common stock payable	188	352
Current portion of unearned sale/leaseback profit	418	418
Deferred revenue	635	595

Total Current Liabilities	3,824	4,608

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	55	102
Redeemable common stock purchase warrants	2,401	2,100
Redeemable common stock payable, net of current portion	—	88
Unearned sale/leaseback profit, net of current portion	323	640

Total long-term liabilities	2,779	2,930

TOTAL LIABILITIES	6,603	7,538

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY :
Series A cumulative convertible preferred stock, $.001 par value, 15,000 shares authorized, 0 shares issued and outstanding in fiscal 2006 and fiscal 2005	—	—
Series B convertible preferred stock, $.001 par value, 411,457 shares authorized, 0 shares issued and outstanding in fiscal 2006 and fiscal 2005	—	—
Series C convertible preferred stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding in fiscal 2006 and 1,000,000 shares authorized, issued and outstanding in fiscal 2005	—	1
Common stock, $.001 par value, 70,000,000 shares authorized, 49,416,189 shares issued in fiscal 2006 and 5,411,189 shares issued in fiscal 2005	49	5
Additional paid-in capital	31,951	31,915
Treasury stock, 680,694 shares held in fiscal 2006 and 429,209 shares held in fiscal 2005	(185)	(185)
Accumulated deficit	(29,149)	(28,439)

Total Shareholders’ Equity	2,666	3,297

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,269	$10,835

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except shares and per share amounts)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2006	2005	2006	2005
	(Restated)		(Restated)
Operating revenues:
Service, rent, and maintenance revenue	$4,054	$4,795	$12,874	$15,231
Product sales revenue	967	1,073	3,072	3,455

Total operating revenues	5,021	5,868	15,946	18,686

Operating expenses:
Cost of service, rent and maintenance (exclusive of depreciation and amortization included below)	2,319	2,690	7,331	8,209
Cost of products sold	529	917	1,970	3,120
Selling and general and administrative	1,588	2,125	5,136	6,152
Depreciation and amortization	443	784	1,707	2,518
Loss (gain) on disposal of assets	10	21	8	(30)

Total operating expenses	4,889	6,537	16,152	19,969

Operating income (loss)	132	(669)	(206)	(1,283)
Interest expense, net	(113)	(121)	(328)	(332)

Income (loss) before income tax expense (benefit)	19	(790)	(534)	(1,615)
Income tax expense (benefit)	34	(253)	176	(492)

Net loss	$(15)	$(537)	$(710)	$(1,123)

Basic and diluted loss per share	$—	$(0.12)	$(0.03)	$(0.25)

Denominator for basic and diluted loss per share - weighted average number of common shares outstanding	48,740,163	4,546,980	23,994,432	4,546,980

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended February 28,
	2006	2005
	(Restated)
Operating Activities:
Net loss	$(710)	$(1,123)
Depreciation and amortization	1,707	2,518
Non-cash compensation expense	78	5
Non-cash interest expense	307	259
Provision for losses on accounts receivable	54	147
Provision for inventory obsolescence	80	731
Loss/(gain) on disposal of assets	8	(30)
Amortization of unearned sale/leaseback profit	(317)	(318)
Deferred income taxes	138	(260)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(284)	87
Inventories	273	478
Current income tax receivable	689	(237)
Prepaid expenses and other assets	37	147
Accounts payable	(168)	(250)
Accrued Expenses and other current liabilities	(526)	61
Deferred revenue	41	39

Net cash provided by operating activities	1,407	2,254

Investing Activities:
Capital expenditures, including pagers	(661)	(1,192)
Intangible assets	—	(4)
Acquisitions, net of cash acquired	—	(1)
Proceeds from sale of assets	76	79

Net cash used for investing activities	(585)	(1,118)

Financing Activities:
Proceeds from borrowings	—	62
Payments on long-term debt and redeemable common stock	(302)	(141)
Proceeds from exercise of employee stock options	1	—

Net cash used for financing activities	(301)	(79)

Net increase in cash and cash equivalents	521	1,057
Cash and cash equivalents at beginning of period	1,283	72

Cash and cash equivalents at end of period	$1,804	$1,129

Supplemental Cash Flow Data:
Cash payments for interest	$21	$82

Non-Cash Transactions:
Purchase Price Adjustment-Delta Communications, Inc.	$—	$38

Exchange of Note Receivable for Note Payable	$—	$258

Transfer of pager inventory to fixed assets	$86	$297

Purchase of vehicles with bank financing	$31	$90

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

Financial Condition and Going Concern: As of February 28, 2006, the Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $15,000 and $710,000 for the three and nine months ended February 28, 2006, respectively. Teletouch estimates that it will incur a net loss during the fourth quarter as a result of continued declines in revenues and additional costs expected related to planned office relocations and continued professional fees related to the finalizing a contemplated sale of the Company’s paging business. In the comparable period of the prior year, the Company incurred a net loss of $537,000 and $1,123,000 for the three and nine months ended February 28, 2005, respectively. As of February 28, 2006, the Company had working capital of $322,000. The Company has sustained its operations primarily through continuous cost reductions. During 2005 and into 2006, the Company attempted to secure additional debt financing to fund potential acquisitions and provide additional working capital to the Company but has been unable to do so due to the declining performance of the Company’s paging business. As a result of the continued deterioration of the Company’s financial position and its operating results, the Company entered into an agreement in August 2005 to sell substantially all of the assets related to the paging business (see Note 4 to the Consolidated Financial Statements) and this transaction is targeted to close on or about June 30, 2006. The expected closing of this transaction continues to be delayed due to difficulties encountered gaining approval from the Securities and Exchange Commission (“SEC”) to hold a shareholders’ meeting to approve the transaction. The Company filed a preliminary proxy statement for a special meeting of its shareholders to approve among other proposals, this transaction in January 2006. The Company received SEC staff comments on this filing and is presently continuing to prepare responses to comments received on this proxy statement. The Company is exploring an alternate merger transaction that, if completed prior to the sale of the paging business, may allow the Company to sell its paging business without seeking shareholder approval. The sale of the Company’s core paging business, combined with additional financing, is expected to generate sufficient cash to enable the Company to acquire a profitable and growing business that could support the embedded overhead costs of remaining a public company and return the Company to profitability. There can be no assurance, however, that we will be successful in selling the assets related to the paging business, or that we will be able to complete any additional debt or equity financing on favorable terms.

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

NOTE 2 – RESTATEMENT

The Company’s determination to restate the results for the quarter ended February 28, 2006 was a result of an analysis of the tax and accounting consequences of the November 2005 conversion by TLL Partners, LLC of all of its shares of the Company’s Series C preferred stock into 43,500,000 shares of the Company’s common stock (the “Conversion”), which resulted in TLL Partners owning a controlling interest at approximately 88% of the Company.

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

In preparing the financial statements for the quarter-ended February 28, 2006, the Company prepared its financial statements without considering the Conversion of the preferred stock by TLLP had triggered the consolidated tax return requirements with PCCI. The Company instead evaluated its tax position and projected that Teletouch would incur a net tax loss in 2006 that would be carried back and applied against its 2004 taxable income and result in a cash refund of taxes paid in 2004. Further, the Company’s projections anticipated net losses in the future without a change in the business that could not be justified in its projections at that point. The Company accounts for its taxes under Statement of Financial Accounting Standard 109 (“SFAS 109”) which resulted in the Company recording a net deferred tax asset as of February 28, 2006 based upon being a stand alone tax paying entity. In accordance with SFAS 109, the recoverability of this asset was evaluated and given the projected net losses, the Company recorded a valuation allowance that reduced the net deferred tax asset by $176,000.

Since Teletouch’s tax year actually ended in November 2005 due to becoming part of the PCCI affiliated group for consolidated tax purposes, Teletouch should have evaluated its deferred tax assets based on the refunds that it could get related to the loss through November 2005. The Company estimated that year-to-date through November 2005 it actually had a small taxable income, therefore it would not be able to carryback any losses and recover the taxes paid in 2004. As a result, the Company should have recorded an additional valuation allowance against its deferred tax asset in its 3rd fiscal quarter ended February 28, 2006 that would have the effect of reducing the assets of the Company by $176,000 at February 28, 2006. The $34,000 and $176,000 adjustment for the three and nine month periods, respectively, has the result of reducing the reported Net Income of $19,000 to a Net Loss of $15,000 for the three months ended February 28, 2006 and increasing the reported Net Loss for the nine months ended February 28, 2006 from $534,000 to $710,000. There was no impact on the loss per share for the three months ended February 28, 2006 and an increase from $0.02 to $0.03 on the loss per share for the nine months ended February 28, 2006 as a result of the restatement.

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

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except for share data)

	As Reported February 28, 2006	Restatement Adjustments	Restated February 28, 2006
CURRENT ASSETS:
Cash and cash equivalents	$1,804		$1,804
Accounts receivable, net of allowance of $112 in fiscal 2006 and $106 in fiscal 2005	1,494		1,494

Inventories, net of reserve of $187 in fiscal 2006 and $105 in fiscal 2005	639		639
Current income tax receivable	—		—
Deferred income tax assets	50	(50)	—
Prepaid expenses and other current assets	209		209

Total Current Assets	4,196	(50)	4,146

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $15,480 in fiscal 2006 and $15,609 in fiscal 2005	4,554		4,554

GOODWILL	343		343
OTHER INTANGIBLE ASSETS:
Subscriber bases	226		226
FCC licenses	103		103
Non-compete agreements	95		95
Internally-developed software	149		149
Accumulated amortization	(347)		(347)

Total Other Intangible Assets	226		226

DEFERRED INCOME TAXES	126	(126)	—

TOTAL ASSETS	$9,445	$(176)	$9,269

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$870		$870
Accrued Expenses and other current liabilities	1,605		1,605
Current portion of long-term debt	108		108
Current portion of redeemable common stock payable	188		188
Current portion of unearned sale/leaseback profit	418		418
Deferred revenue	635		635

Total Current Liabilities	3,824	—	3,824

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	55		55
Redeemable common stock purchase warrants	2,401		2,401
Unearned sale/leaseback profit, net of current portion	323		323

Total Long-Term liabilities	2,779	—	2,779

TOTAL LIABILITIES	6,603	—	6,603

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY :
Series A cumulative convertible preferred stock, $.001 par value, 15,000 shares authorized, 0 shares issued and outstanding in fiscal 2006 and fiscal 2005	—		—
Series B convertible preferred stock, $.001 par value, 411,457 shares authorized, 0 shares issued and outstanding in fiscal 2006 and fiscal 2005	—		—
Series C convertible preferred stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding in fiscal 2006 and 1,000,000 shares authorized, issued and outstanding in fiscal 2005	—		—
Common stock, $.001 par value, 70,000,000 shares authorized, 49,416,189 shares issued in fiscal 2006 and 5,416,189 shares issued in fiscal 2005
	49		49
Additional paid-in capital	31,951		31,951
Treasury Stock, 619,522 shares held in fiscal 2006 and 429,209 shares held in fiscal 2005	(185)		(185)
Accumulated deficit	(28,973)	(176)	(29,149)

Total Shareholders’ Equity	2,842	(176)	2,666

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,445	$(176)	$9,269

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except shares and per share amounts)

(Unaudited)

	As Reported		Three Months Ended	Nine Months Ended	Restated
	Three Months Ended February 28, 2006	Nine Months Ended February 28, 2006	February 28, 2006 Restatement Adjustment	February 28, 2006 Restatement Adjustment	Three Months Ended February 28, 2006	Nine Months Ended February 28, 2006
Operating revenues:
Service, rent, and maintenance revenue	$4,054	$12,874			$4,054	$12,874
Product sales revenue	967	3,072			967	3,072

Total operating revenues	5,021	15,946	—	—	5,021	15,946

Operating expenses:
Cost of service, rent and maintenance (exclusive of depreciation and amortization shown separately below)	2,319	7,331			2,319	7,331
Cost of products sold	529	1,970			529	1,970
Selling and general and administrative	1,588	5,136			1,588	5,136
Depreciation and amortization	443	1,707			443	1,707
Loss (Gain) on sale of assets	10	8			10	8

Total operating expenses	4,889	16,152	—	—	4,889	16,152

Operating income (loss)	132	(206)	—	—	132	(206)
Interest expense, net	(113)	(328)			(113)	(328)

Income (loss) before income tax expense (benefit)	19	(534)	—	—	19	(534)
Income tax expense (benefit)	—	—	34	176	34	176

Net income (loss)	$19	$(534)	$(34)	$(176)	$(15)	$(710)

Basic and diluted loss per share	$—	$(0.02)	$—	$—	$—	$(0.03)

Denominator for basic and diluted loss per share - weighted average number of common shares outstanding	48,740,163	23,994,432			48,740,163	23,994,432

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	As Reported Nine Months Ended February 28, 2006	Restatement Adjustments	Restated Nine Months Ended February 28, 2006
Operating Activities:
Net loss	$(534)	$(176)	$(710)
Depreciation and amortization	1,707		1,707
Non-cash compensation expense	78		78
Non-cash interest expense	307		307
Provision for losses on accounts receivable	54		54
Provision for inventory obsolescence	80		80
Loss on disposal of assets	8		8
Amortization of unearned sale/leaseback profit	(317)		(317)
Deferred income taxes	(38)	176	138
Changes in operating assets and liabilities, net of acquisitions:			—
Accounts receivable, net	(284)		(284)
Inventories	273		273
Current income tax receivable	689		689
Prepaid expenses and other assets	37		37
Accounts payable	(168)		(168)
Accrued Expenses and other current liabilities	(526)		(526)
Deferred revenue	41		41

Net cash provided by operating activities	1,407	—	1,407

Investing Activities:
Capital expenditures, including pagers	(661)		(661)
Intangible assets	—		—
Acquisitions, net of cash acquired	—		—
Proceeds from sale of assets	76		76

Net cash used for investing activities	(585)	—	(585)

Financing Activities:
Proceeds from borrowings	—		—
Payments on long-term debt and redeemable common stock	(302)		(302)
Proceeds from exercise of employee stock options	1		1

Net cash used for financing activities	(301)	—	(301)

Net increase (decrease) in cash and cash equivalents	521	—	521
Cash and cash equivalents at beginning of period	1,283		1,283

Cash and cash equivalents at end of period	$1,804	$—	$1,804

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

For purposes of pro forma disclosures, the estimated fair value of stock options is amortized to expense over the options’ vesting period. Therefore, future pro forma compensation expense may be greater as additional options are granted. The Company’s pro forma information follows (in thousands except earnings (loss) per share amounts):

	Three months ended February 28,		Nine months ended February 28,
	2006	2005	2006	2005
Net income (loss) applicable to common sharesholders as reported	$(15)	$(537)	$(710)	$(1,123)
Plus stock-based employee compensation expense included in reported net loss, net of related tax effects	78	5	78	5
Less total stock-based employee compensation determined under fair-value-based method, net of related tax effects	(40)	(32)	(106)	(167)

Pro forma net income (loss)	$23	$(564)	$(738)	$(1,285)

Basic earnings (loss) per share:
As reported	$—	$(0.12)	$(0.03)	$(0.25)

Pro forma	$—	$(0.12)	$(0.03)	$(0.28)

Diluted earnings (loss) per share:
As reported	$—	$(0.12)	$(0.03)	$(0.25)

Pro forma	$—	$(0.12)	$(0.03)	$(0.28)

Earnings (loss) Per Share: Basic earnings (loss) per share (“EPS”) is generally calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is generally calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding and potential shares outstanding. However, during the year, the Company had 1,000,000 shares of convertible Series C Preferred Stock and 6,000,000 redeemable common stock warrants (“GM Warrants”) outstanding which were convertible into 44,000,000 and 6,000,000 shares of common stock, respectively. On November 1, 2005, the 1,000,000 shares of Series C Preferred Stock were converted into 44,000,000 shares of common stock. These securities, prior to their conversion, are considered to be “Participating Securities” under Financial Accounting Standards No. 128 (“FAS 128”) for EPS calculations. The Series C Preferred Stock and the GM Warrants are considered Participating Securities because the common stock underlying these securities participates in dividends (if declared) at the same rate as the common shareholders. Emerging Issues Task Force (“EITF”) Topic 03-06 requires that Participating Securities be included in the computation of basic EPS using the two-class method, if the effect would be dilutive to EPS. Although both of these securities, prior to their conversion into common stock, meet the definition of Participating Securities since they participate in dividends, in light of the losses and the fact that there is no contractual obligation for the security holders to share in losses of the Company, they have not been included in the basic and diluted earnings (loss) per share calculations for the nine months ended February 28, 2006 and the three and nine months ended February 28, 2005. Because the Company reported a net income in the current quarter, a portion of the net income has been allocated to the participating GM Warrants as if dividends were declared leaving net income applicable to common shareholder for the computation of basic EPS.

The following securities were outstanding but were not included in the computation of diluted earnings per share due to their antidilutive effect (in thousands):

	Three Months Ended		Nine Months Ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005
Common stock options	1,803	1,982	1,803	1,982
Common stock purchase warrants	6,000	6,000	6,000	6,000
Series C Preferred Stock	—	44,000	—	44,000

	7,803	51,982	7,803	51,982

Income Taxes: The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard 109 (“SFAS 109”), Accounting for Income Taxes, using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods. As of February 28, 2006, the Company has recorded a valuation allowance against the full amount of its net deferred tax assets since it does not forecast taxable income for fiscal 2006 nor is the Company able to reasonably forecast taxable income beyond next year. The inability to foresee taxable income in future years makes it more likely than not that the Company will not realize its recorded deferred tax assets in future periods. On November 1, 2005, the Company became a member of the consolidated tax group of Progressive Concepts Communications, Inc. (“PCCI”) as a result of PCCI gaining control of over 80% of the outstanding common stock of Teletouch on that date. PCCI gained control of Teletouch’s common stock through the conversion by TLL Partners, LLC (“TLLP”), PCCI’s wholly owned subsidiary, of all of its shares of the Company’s outstanding Series C Preferred Stock into 43,500,000 share of common stock on November 1, 2005. As of November 1, 2005, TLLP was a disregarded entity for federal tax purposes since it was at that time a single member limited liability company (“LLC”).Therefore, the parent for federal tax purposes was deemed to be PCCI. The Company continued to account for its taxes under SFAS 109 and record its deferred taxes on a stand-alone basis while part of PCCI’s consolidated tax group.

In preparing the financial statements for the quarter-ended February 28, 2006, the Company prepared its financial statements without considering the Conversion of the preferred stock by TLLP had triggered the consolidated tax return requirements with PCCI. The Company instead evaluated its tax position and projected that Teletouch would incur a net tax loss in 2006 that would be carried back and applied against its 2004 taxable income and result in a cash refund of taxes paid in 2004. Further, the Company’s projections anticipated net losses in the future without a change in the business that could not be justified in its projections at that point. The Company accounts for its taxes under SFAS 109 which resulted in the Company recording a net deferred tax asset as of February 28, 2006 based upon being a stand alone tax paying entity. In accordance with SFAS 109, the recoverability of this asset was evaluated and given the projected net losses, the Company recorded a valuation allowance that reduced the net deferred tax asset by $176,000.

Since Teletouch’s tax year actually ended in November 2005 due to becoming part of the PCCI affiliated group for consolidated tax purposes, Teletouch should have evaluated its deferred tax assets based on the refunds that it could get related to the loss through November 2005. The Company estimated that year-to-date through November 2005 it actually had a small taxable income, therefore it would not be able to carryback any losses and recover the taxes paid in 2004. As a result, the Company should have recorded an additional valuation allowance against its deferred tax asset in its 3rd fiscal quarter ended February 28, 2006 that would have the effect of reducing the assets of the Company by $176,000 at February 28, 2006.

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

Intangible Assets with Definite Lives: The following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	February 28, 2006			May 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Business combinations:
Subscriber bases	$226	$(160)	$66	$226	$(143)	$83
FCC licenses	103	(24)	79	103	(15)	88
Non-compete agreements	95	(40)	55	95	(25)	70

	$424	$(224)	$200	$424	$(183)	$241
Internally developed assets:
Software	149	(123)	26	149	(86)	63

Balance at February 28, 2006 and May 31, 2005	$573	$(347)	$226	$573	$(269)	$304

Amortization is computed using the straight-line method based on the following estimated useful lives:

Subscriber bases .	1-5 years
FCC licenses	9 years
Non-competition agreements	5 years
Internally-developed software	3 years

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

NOTE 9 - INCOME TAXES

Teletouch uses the liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences reverse.

Significant components of the Company’s deferred taxes are as follows (in thousands):

	February 28, 2006	May 31, 2005
Deferred Tax Assets:
Current Deferred Tax Assets:
Accrued liabilities	$36	$32
Inventory reserves	4	—
Deferred revenue	38	39
Bad debt reserve	33	31

	111	102
Valuation Allowance	(98)	(32)

Current Deferred Tax Assets, net of valuation allowance	13	70

Non-Current Deferred Tax Assets:
Unrecognized gain	252	360
Intangible assets	1,359	1,541

	1,611	1,901
Valuation Allowance	(773)	(589)

Non-Current Deferred Tax Assets, net of valuation allowance	838	1,312

Deferred Tax Liabilities:
Current Deferred Tax Liabilities:
Other	13	18

Non-Current Deferred Tax Liabilities:
Depreciation methods	838	1,226

Net Current Deferred Tax Asset	$—	$52

Net Non-Current Deferred Tax Asset	$—	$86

The Company’s determination to restate the results for the quarter ended February 28, 2006 was a result of an analysis of the tax and accounting consequences of the November 2005 conversion by TLL

Partners, LLC of all of its shares of the Company’s Series C preferred stock into 43,500,000 shares of the Company’s common stock (the “Conversion”), which resulted in TLL Partners owning a controlling interest at approximately 88% of the Company.

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

In preparing the financial statements for the quarter-ended February 28, 2006, the Company prepared its financial statements without considering the Conversion of the preferred stock by TLLP had triggered the consolidated tax return requirements with PCCI. The Company instead evaluated its tax position and projected that Teletouch would incur a net tax loss in 2006 that would be carried back and applied against its 2004 taxable income and result in a cash refund of taxes paid in 2004. Further, the Company’s projections anticipated net losses in the future without a change in the business that could not be justified in its projections at that point. The Company accounts for its taxes under SFAS 109 which resulted in the Company recording a net deferred tax asset as of February 28, 2006 based upon being a stand alone tax paying entity. In accordance with SFAS 109, the recoverability of this asset was evaluated and given the projected net losses, the Company recorded a valuation allowance that reduced the net deferred tax asset by $176,000.

Since Teletouch’s tax year actually ended in November 2005 due to becoming part of the PCCI affiliated group for consolidated tax purposes, Teletouch should have evaluated its deferred tax assets based on the refunds that it could get related to the loss through November 2005. The Company estimated that year-to-date through November 2005 it actually had a small taxable income, therefore it would not be able to carryback any losses and recover the taxes paid in 2004. As a result, the Company should have recorded an additional valuation allowance against its deferred tax asset in its 3rd fiscal quarter ended February 28, 2006 that would have the effect of reducing the assets of the Company by $176,000 at February 28, 2006.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company had certain related party sales and purchases and incurred certain expenses during the three and nine months ended February 28, 2006 and 2005 with Progressive Concepts, Inc. (PCI) a company controlled by Robert McMurrey, Teletouch’s Chairman.

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

In March 2006, the Company received a notification from Guidepoint Systems exercising its 60 day termination rights under its monitoring contract with Teletouch. Additionally, in March 2006, the Company executed an agreement to exchange its answering service accounts with a third party for a paging network and customer base. Beginning in May 2006, Teletouch will no longer be contracting call center services with PCI as a result of the subsequent events discussed above.

NOTE 11 – SHAREHOLDERS’ EQUITY

Common Stock Purchase Warrants: At February 28, 2006, the Company has 6,000,000 issued and outstanding warrants (the “GM Warrants”) to purchase shares of Teletouch Common Stock. The GM Warrants will be exercisable beginning in December of 2005 and terminating in December of 2010. In December of 2007 or earlier upon specific events, the holder of the GM Warrants may require the Company to redeem the warrants at $0.50 per warrant. Because of this mandatory redemption feature, the Company has recorded the estimated fair value of the GM Warrants as a long-term liability on its consolidated balance sheet and will adjust the amount to reflect changes in the fair value of the warrants, including accretion in value due to the passage of time, with such changes charged or credited to interest expense.

Assuming that there is no acceleration of the warrants’ redemption feature prior to December 2007 or increase in the fair value of the warrants more than the redemption value, interest expense recorded due to accretion in value of the warrants will be as follows (in thousands):

Interest Expense
March 1, 2006 - May 31, 2006	$109
June 1, 2006 - May 31, 2007	$490

As a result of the proposed sale of the paging business, the redemption of the GM Warrants could be accelerated upon the closing of this transaction. The Company is currently negotiating with the holders of the GM Warrants for a reduced amount payable upon the closing of the sale transaction as well as exploring an alternate transaction that may allow the sale of the paging business to be completed without accelerating the redemption of the GM Warrants (see Note 4 for further discussion).

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

Date in Which Stock Can be Put Back to Company	Put Price	Shares
February 28, 2006 - November 30, 2006	$1.10	183,515

The following table provides a rollforward of the redeemable common stock held by Delta through February 28, 2006 (dollars in thousands):

	Shares	Redemption Value
Balance at May 31, 2005	435,000	$440
Less: Redemption of shares	(108,750)	(114)
Add: Accretion	—	4

Balance at August 31, 2005	326,250	$330
Less: Redemption of shares	(81,563)	(86)
Add: Accretion	—	4

Balance at November 30, 2005	244,687	$248
Less: Redemption of shares	(61,172)	(64)
Add: Accretion	—	4

Balance at February 28, 2006	183,515	$188

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

The following summarizes the Company’s financial results for each segment (in thousands):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2006	2005	2006	2005
Service, rent and maintenance revenue
Paging	$3,552	$4,364	$11,313	$13,800
Two-Way Radio	446	394	1,411	1,318
Other	56	37	150	113

Total service, rent and maintenance revenue	$4,054	$4,795	$12,874	$15,231

Product sales revenue
Paging	$140	$160	$377	$506
Two-Way Radio	735	903	2,454	2,707
Other	92	10	241	242

Total product sales revenue	$967	$1,073	$3,072	$3,455

Operating Revenue	$5,021	$5,868	$15,946	$18,686

Reconciliation of adjusted EBITDA to net income (loss):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2006	2005	2006	2005
Adjusted EBITDA
Paging	$1,281	$2,388	$5,130	$7,530
Two-Way Radio	52	104	213	421
Corporate Overhead	(645)	(2,181)	(3,338)	(6,253)
Other	(25)	(168)	(422)	(505)

Total adjusted EBITDA	663	143	1,583	1,193

Less non-recurring and non-cash expenses
Restructure Expense	—	2	(4)	(17)
Compensation Exp-Stock Options	78	5	78	5

	78	7	74	(12)

Less:
Depreciation and amortization	443	784	1,707	2,518
Interest expense, net	113	121	328	332
Loss (gain) on disposal of assets	10	21	8	(30)
Income tax expense (benefit)	34	(253)	176	(492)

	600	673	2,219	2,328

Net income (loss)	$(15)	$(537)	$(710)	$(1,123)

The Company measures accounts receivable, inventory and property, plant and equipment by segments. A component of corporate assets is cash in the amount of $1.8 million and $1.3 million as of February 28, 2006 and May 31, 2005, respectively. Also, included in corporate assets is related party accounts receivable, deferred income taxes, prepaid expenses and property, plant and equipment.

The Company’s assets by segment are as follows (in thousands):

	February 28, 2006	May 31, 2005
Assets
Paging	$4,533	$5,420
Two-Way	2,364	2,346
Corporate	2,092	2,588
Other	280	481

Total Assets	$9,269	$10,835

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

Service, Rent and Maintenance Revenue Discussion for the Three and Nine Months Ended February 28, 2006 and 2005

The decline in paging service revenue for the three and nine months ended February 28, 2006 resulted primarily from fewer pagers in service. Pagers in service decreased to approximately 121,800 as of February 28, 2006 as compared to approximately 162,300 as of February 28, 2005, due to the completion of the sale of approximately 15,000 subscribers in the Georgia market to Satellink Communications, Inc. in July, 2005 as well as to the forecast continued decline in the demand for one-way paging service. Paging subscriber loss rates as a percentage of total paging subscribers (commonly called “Churn Rate”) has remained relatively flat from year to year; however, a stable Churn Rate on a declining base of subscribers results in a declining loss of gross subscribers each period, which results in a declining loss of service revenues. Teletouch anticipates that the demand for one way paging services will continue to decline for the foreseeable future, which will result in reductions in service, rent and maintenance revenues due to the lower volume of subscribers.

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

•	The decrease in office expense for the three and nine months ended February 28, 2006 is primarily due to the relocation of the corporate office in December 2004 which resulted in a monthly lease expense savings of approximately $10,000. A portion of the reduction in office expense is due to the relocation of paging service centers which resulted in lower monthly lease payments as well as the closure of four paging service center locations and one two way location in fiscal 2006.

•	The decrease in advertising expense for the nine months ended February 28, 2006 is primarily due to the Company’s decision to discontinue the majority of its marketing efforts related to the telemetry product line during the first quarter of fiscal 2006.

•	The increase in professional fees for the three and nine months ended February 28, 2006 is due partially to additional accounting and legal fees related to the preparation of the Company’s response to a comment letter received from the Securities and Exchange Commission related to the Company’s Form 10-K for the year ended May 31, 2004. Additional professional fees were incurred during this period related to the negotiation of an asset purchase agreement for the proposed sale of the paging business as well as certain management fees in the amount of $50,000 per month paid to the prospective buyer of the Company’s paging business which began September 1, 2005. Beginning in April 2006, the management fees to be paid under the terms of asset purchase agreement will be increased to $100,000 per month and will continue through the closing of this transaction. The management fees being paid by the Company are for services provided by the buyer related to managing the day to day operations of the paging business subsequent to the execution of the asset purchase agreement.

•	The decrease in taxes and licenses fees for the nine months ended February 28, 2006 compared with the same period from the prior year is primarily due to a reduction in franchise tax, state income tax and ad valorem taxes as a result of lower revenues, lower inventory levels and a reduced value of fixed assets. Additionally, fees paid to the Federal Communications Commission related to maintaining the Company’s paging licenses were reduced during this period resulting from decreased revenues.

•	The increase in stock-based compensation expense for the three and nine months ended February 28, 2006 is attributable to the modification of the Company’s former President’s stock options in the third quarter of fiscal 2006 upon his resignation in December 2005.

•	The decrease in other expenses for the three and nine months ended February 28, 2006 as compared to same period from the prior year is attributable to fewer bank and credit card charges due to reduced number of bank accounts as well as a reduction in bad debt due to improved collection efforts. In December 2005, the Company eliminated its bank lockbox payment processing service related to its paging business which resulted in a savings of approximately $5,000 per month in bank charges. The decrease is also attributable to lower non-personnel insurance premiums, particularly related to the renewal of the Company’s directors and officers liability policy.

Other Operating Expenses for the Three and Nine Months Ended February 28, 2006 and 2005

(dollars in thousands)	February 28, 2006	February 28, 2005	Change from Previous Year
Three months ended

Depreciation and amortization	$443	$784	$(341)
Loss on sale of assets	10	21	(11)

Total other operating expenses	$453	$805	$(352)

Nine months ended

Depreciation and amortization	$1,707	$2,518	$(811)
Loss (gain) on sale of assets	8	(30)	38

Total other operating expenses	$1,715	$2,488	$(773)

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

Income Tax Expense (Benefit) for the Nine Months Ended February 28, 2006 and 2005

For the nine months ended February 28, 2006, the Company had income tax expense of $176,000 which was primarily the result of a valuation allowance of approximately $250,000 recorded against deferred tax assets. The Company has recorded a valuation allowance against the full amount of its net deferred tax assets since it does not forecast taxable income for fiscal 2006 nor is the Company able to reasonably forecast taxable income beyond next year. The inability to foresee taxable income in future years makes it more likely than not that the Company will not realize its recorded deferred tax assets in future periods. For the nine months ended February 28, 2005, the Company’s effective tax benefit rate was 31%. The difference in the effective benefit rate and the statutory rate is due primarily to interest expense related to the redeemable common stock warrants being non-deductible for tax purposes.

The Company’s determination to restate the results for the quarter ended February 28, 2006 was a result of an analysis of the tax and accounting consequences of the November 2005 conversion by TLL Partners, LLC of all of its shares of the Company’s Series C preferred stock into 43,500,000 shares of the Company’s common stock (the “Conversion”), which resulted in TLL Partners owning a controlling interest at approximately 88% of the Company.

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

In preparing the financial statements for the quarter-ended February 28, 2006, the Company prepared its financial statements without considering the Conversion of the preferred stock by TLLP had triggered the consolidated tax return requirements with PCCI. The Company instead evaluated its tax position and projected that Teletouch would incur a net tax loss in 2006 that would be carried back and applied against its 2004 taxable income and result in a cash refund of taxes paid in 2004. Further, the Company’s projections anticipated net losses in the future without a change in the business that could not be justified in its projections at that point. The Company accounts for its taxes under Statement of Financial Accounting Standard 109 (“SFAS 109”) which resulted in the Company recording a net deferred tax asset as of February 28, 2006 based upon being a stand alone tax paying entity. In accordance with SFAS 109, the recoverability of this asset was evaluated and given the projected net losses, the Company recorded a valuation allowance that reduced the net deferred tax asset by $176,000.

Since Teletouch’s tax year actually ended in November 2005 due to becoming part of the PCCI affiliated group for consolidated tax purposes, Teletouch should have evaluated its deferred tax assets based on the refunds that it could get related to the loss through November 2005. The Company estimated that year-to-date through November 2005 it actually had a small taxable income, therefore it would not be able to carryback any losses and recover the taxes paid in 2004. As a result, the Company should have recorded an additional valuation allowance against its deferred tax asset in its 3rd fiscal quarter ended February 28, 2006 that would have the effect of reducing the assets of the Company by $176,000 at February 28, 2006.

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

Going Concern Matters

As of February 28, 2006, the Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $15,000 and $710,000 for the three and nine months ended February 28, 2006, respectively. Teletouch estimates that it will incur a net loss during the fourth quarter as a result of continued declines in revenues and additional costs expected related to planned office relocations and continued professional fees related to the finalizing a contemplated sale of the Company’s paging business. In the comparable period of the prior year, the Company incurred a net loss of $537,000 and $1,123,000 for the three and nine months ended February 28, 2005, respectively. As of February 28, 2006, the Company had working capital of $322,000. The Company has sustained its operations primarily through continuous cost reductions. During 2005 and into 2006, the Company attempted to secure additional debt financing to fund potential acquisitions and provide additional working capital to the Company but has been unable to do so due to the declining performance of the Company’s paging business. As a result of the continued deterioration of the Company’s financial position and its operating results, the Company entered into an agreement in August 2005 to sell substantially all of the assets related to the paging business (see Note 4 to the Consolidated Financial Statements) and this transaction is targeted to close in June 2006. The expected closing of this transaction continues to be delayed due to difficulties encountered gaining approval from the Securities and Exchange Commission (“SEC”) to hold a shareholders’ meeting to approve the transaction. The Company filed a preliminary proxy statement for a special meeting of its shareholders to approve among other proposals, this transaction in January 2006. The Company received SEC staff comments on this filing and is presently continuing to prepare responses to comments received on this proxy statement. The Company is exploring an alternate merger transaction that, if completed prior to the sale of the paging business, may allow the Company to sell its paging business without seeking shareholder approval. The sale of the Company’s core paging business, combined with additional financing, is expected to generate sufficient cash to enable the Company to acquire a profitable and growing business that could support the embedded overhead costs of remaining a public company and return the Company to profitability. There can be no assurance, however, that we will be successful in selling the assets related to the paging business, or that we will be able to complete any additional debt or equity financing on favorable terms.

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

Income Taxes: The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods. As of February 28, 2006, the Company has recorded a valuation allowance, of approximately $871,000, against the full amount of its net deferred tax assets since it does not forecast taxable income for fiscal 2006 nor is the Company able to reasonably forecast taxable income beyond next year. The inability to foresee taxable income in future years makes it more likely than not that the Company will not realize its recorded deferred tax assets in future periods. On November 1, 2005, the Company became a member of the consolidated tax group of Progressive Concepts Communications, Inc. (“PCCI”) as a result of PCCI gaining control of over 80% of the outstanding common stock of Teletouch on that date. PCCI gained control of Teletouch’s common stock through the conversion by TLL Partners, LLC (“TLLP”), PCCI’s wholly owned subsidiary, of all of its shares of the Company’s outstanding Series C Preferred Stock into 43,500,000 share of common stock on November 1, 2005. As of November 1, 2005, TLLP was a disregarded entity for federal tax purposes since it was at that time a single member limited liability company (“LLC”). Therefore, the parent for federal tax purposes was deemed to be PCCI. The Company continued to account for its taxes under SFAS 109 and record its deferred taxes on a stand-alone basis while part of PCCI’s consolidated tax group.

In preparing the financial statements for the quarter-ended February 28, 2006, the Company prepared its financial statements without considering the Conversion of the preferred stock by TLLP had triggered the consolidated tax return requirements with PCCI. The Company instead evaluated its tax position and projected that Teletouch would incur a net tax loss in 2006 that would be carried back and applied against its 2004 taxable income and result in a cash refund of taxes paid in 2004. Further, the Company’s projections anticipated net losses in the future without a change in the business that could not be justified in its projections at that point. The Company accounts for its taxes under Statement of Financial Accounting Standard 109 (“SFAS 109”) which resulted in the Company recording a net deferred tax asset as of February 28, 2006 based upon being a stand alone tax paying entity. In accordance with SFAS 109, the recoverability of this asset was evaluated and given the projected net losses, the Company recorded a valuation allowance that reduced the net deferred tax asset by $176,000.

Since Teletouch’s tax year actually ended in November 2005 due to becoming part of the PCCI affiliated group for consolidated tax purposes, Teletouch should have evaluated its deferred tax assets based on the refunds that it could get related to the loss through November 2005. The Company estimated that year-to-date through November 2005 it actually had a small taxable income, therefore it would not be able to carryback any losses and recover the taxes paid in 2004. As a result, the Company should have recorded an additional valuation allowance against its deferred tax asset in its 3rd fiscal quarter ended February 28, 2006 that would have the effect of reducing the assets of the Company by $176,000 at February 28, 2006.

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