Form 10-K
period 2007-05-31
TELETOUCH COMMUNICATIONS INC
filed 2008-11-25
CIK 928659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: MAY 31, 2007

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of November 30, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on that date, was approximately $939,648. As of August 31, 2008, the registrant had outstanding 49,017,571 shares of Common Stock.

Documents Incorporated by Reference

None.

INDEX TO FORM 10-K

of

TELETOUCH COMMUNICATIONS, INC.

This Annual Report on Form 10-K (referred to herein as the “Form 10-K” or the “Report”) is for the year ending May 31, 2007. The Securities and Exchange Commission (“SEC”) allows us to incorporate by “reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Form 10-K.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements and information relating to Teletouch Communications, Inc. and its subsidiaries that are based on management’s beliefs as well as assumptions made by and information currently available to management. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to Teletouch Communications, Inc. or its management, are forward-looking statements. Although these statements are based upon assumptions management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including, but not limited to, those factors set forth below under the captions “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Additional Factors That Affect Our Business, Future Operating Results, and Financial Condition.” Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the discussion under “Additional Factors That Affect Our Business, Future Operating Results, and Financial Condition.”

PART I

Item 1.	Business

Throughout this Form 10-K, Teletouch Communications, Inc. and its subsidiaries are referred to as “Teletouch”, “the Company”, “we”, “our” or “us.”

Significant Change in the Operations of Teletouch

During the fiscal year ended May 31, 2007, Teletouch finalized two significant transactions which resulted in the August 11, 2006 acquisition of Progressive Concepts, Inc., a Texas corporation (“PCI”), a cellular service and equipment provider operating under several master distributor agreements with AT&T (formerly Cingular and its predecessors), and the sale of Teletouch’s legacy paging business and all of the related network infrastructure on August 14, 2006. Historically, the paging business represented substantially all of Teletouch’s operations. However, after the completion of the transactions described above the primary business of Teletouch is providing cellular services and equipment through its recently acquired subsidiary, PCI. The completion of these transactions resulted in Teletouch’s operations being entirely located in Texas as compared to previously maintaining operations in 10 states throughout the southern United States where its paging services were provided. Although the legacy paging operations and the newly acquired cellular operations are both communications related, the significance of these transactions to Teletouch’s operations effectively created a “new” company. As a paging carrier, Teletouch owned and maintained the network infrastructure required to provide the paging services over a large geographic territory covering 10 states. As a master distributor for AT&T wireless services, Teletouch’s operations are now all located in primarily Texas with distribution of these services limited to parts of Texas and Arkansas. As discussed throughout this Report, immediately prior to the acquisition, PCI was owned by TLL Partners, LLC, a Delaware LLC (“TLLP”), which also owns approximately 80% of the outstanding common stock of Teletouch. TLLP is also controlled by Robert McMurrey, Chairman and Chief Executive Officer of Teletouch. The common ownership of PCI and Teletouch resulted in accounting treatment whereby the financials of PCI and those of Teletouch were consolidated for all historical periods as if Teletouch had always owned PCI. Further, the sale of the paging business, representing substantial portion of the operations of “old” Teletouch, are reported as discontinued operations in the financial reports for all periods presented. This presentation method is required by Generally Accepted Accounting Principles (“GAAP”) but does create some challenges in reconciling the previously filed reports on Teletouch with the information contained herein. Readers of this Report are cautioned that this discussion on the business of Teletouch should be read considering the discussions below under “Acquisition of Progressive Concepts, Inc.” and “Sale of Paging Business” which further discuss these transactions. Because of the significance of these transactions to the Company’s business during 2007 and the continuing efforts to restructure the new business for future growth, the 2007 results may not be indicative of our performance and results of operations going forward.

Delisting of Securities and Timeliness in Financial Reporting

On October 24, 2006, the American Stock Exchange (“AMEX”) Listing Qualifications staff notified Teletouch Communications, Inc. (the “Company”) that as a result of its inability to file the Quarterly Report on Form 10-Q for the period ended August 31, 2006, the Company was no longer in compliance with Sections 134 and 1101 of the AMEX Company Guide requiring timeliness in public reporting of the AMEX listed issuers. The Company was unable to file its August 31, 2006 Form 10-Q primarily due to its acquisition of PCI on August 11, 2006. Prior to the acquisition, PCI was a privately held company with financial statements based on a calendar year, which were historically included in the audited consolidated financial statements of its prior parent company, Progressive Concepts Communications, Inc. (“PCCI”). As of the date of acquisition, the most recent PCCI audit that had been completed was as of December 31, 2004. Teletouch engaged its auditors, BDO Seidman, LLP (“BDO”), to complete a PCI audit for calendar year 2005 and the fiscal year ending May 31, 2006 and engaged PCI’s previous parent company’s auditors, Forth Worth-based Whitley Penn LLP, to audit PCI for the 2003 and 2004 calendar years on a stand-alone basis. Subsequent to BDO’s commencement of its work on PCI’s 2005 calendar year audit, it became clear that a greater than originally estimated amount of time and effort would be required to complete the PCI audit.

Teletouch had significant difficulty in segregating various PCI’s business and related accounting events from the financials of PCI’s prior parent company’s consolidated financials, including related subsidiary transactions, discontinued operations and other accounting matters. Given the number of significant business transactions conducted by PCI in 2005, the ability to create separate current and prior period financial reports for PCI’s operations on a stand-alone basis caused substantial unanticipated delays. In order to complete the work required for the respective audits, Teletouch completed a conversion of PCI’s accounting system to a new platform, which included a rebuilding of its internal accounting records from 2003 and all periods thereafter. For 2005, all accounting transactions, specifically, non-standard transactions, were reviewed or re-created, account reconciliations not previously completed were prepared, and all periodic financial statements were created with consideration to the reporting requirements of PCI on a stand-alone basis.

On November 17, 2006, the AMEX Listing Qualifications staff notified the Company that it had determined to initiate delisting proceedings against the Company due to the Company’s inability to maintain compliance with certain AMEX continued listing requirements. Specifically, the AMEX staff determined that the Company was not in compliance with Sections 1003(a)(ii) and (a)(iv) of the AMEX Company Guide as well as Section 134 and 1101 of the same Company Guide. These Sections, in essence, require AMEX-listed companies to comply with the minimum shareholders’ equity and timeliness in public reporting under the Securities Exchange Act of 1934, as amended, continued listing requirements.

The Company requested and was granted an oral hearing before the AMEX Listing Qualifications panel (the “Panel”). On January, 4, 2007, the Company’s management presented its plan to regain compliance with the listing qualifications to the Panel and shortly following this presentation received the Panel’s determination to delist Teletouch’s common stock from the AMEX effective January 17, 2007. Following the delisting by the AMEX, the Company’s securities were moved and listed on the Pink Sheets electronic exchange under the symbol TLLE.PK.

On May 6, 2008, the Company was successful in completing the audits of the historical financials for PCI for its calendar years 2003, 2004 and 2005. These required audited financials were included with the Company’s May 6, 2008 filing of an Amendment No. 1 to its Current Report on Form 8-K, which was originally filed on August 17, 2006. Concurrent with the work on the PCI historical year audits, the Company has been working on the necessary audits for this Report, which include fiscal years ending May 31, 2005, 2006 and 2007. At this time, the Company has focused on completing the annual consolidated audit work for Teletouch (including its subsidiary, PCI) to compete the requirements for filing its Form 10-K. The Company has not filed any of its required Quarterly Reports on Form 10-Q since the acquisition of PCI for the reasons discussed above and expects to ask the Securities and Exchange Commission (“SEC”) for relief on some of the historical quarterly reporting requirements following the filing of this Form 10-K. The Company cannot provide any assurances that the SEC will grant the relief requested and may incur significant time and cost completing its delinquent quarterly reports on Form 10-Q for the periods ending August 31, 2006, November 30, 2006 and February 28, 2007. Following the filing of this Form 10-K, the Company will be working to complete the audit of its financial statements for its fiscal year ended May 31, 2008 for inclusion in its Annual Report on Form 10-K for that period, which was due to be filed by August 31, 2008. As of the date of this Annual Report on Form 10-K, the Company will be delinquent in filing its 2008 Form 10-K.

General

Teletouch Communications, Inc. was incorporated under the laws of the State of Delaware in July 1994 and in 2006 relocated its corporate headquarters from Tyler, Texas to Fort Worth, Texas in conjunction with the acquisition of PCI. Our principal office is located at 5718 Airport Freeway, Fort Worth, Texas 76117, and our telephone number is (800) 232-3888.

Teletouch has been a leading provider of telecommunications services for over 40 years, providing two-way radio services in Texas, GPS-telemetry and public safety/emergency response vehicle products and services throughout the U.S. Until the sale of its paging business in August 2006, it also provided paging services in non-major metropolitan areas and communities in the southeast United States. The Company provided paging services in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Missouri, Oklahoma, Texas and Tennessee. The Company currently operates five two-way radio service centers located in the East Texas and the Dallas / Fort Worth (“DFW”) markets in Texas. Late in 2007, Teletouch began selling safety/emergency response vehicle products and services business under the brand Teletouch EVP (emergency vehicle products or “EVP”). The EVP business is a complementary offering to the Company’s existing two-way radio business and through 2008 the Company has continued to expand its product lines to include lightbars, sirens and other accessories used in or on emergency response vehicles through a number of distribution agreements with manufacturers of these products.

Following the sale of the paging business and the acquisition of PCI in August 2006, Teletouch’s core-business has been acquiring, billing and supporting cellular subscribers under a recurring revenue relationship with AT&T. The original distribution agreement between PCI and AT&T had been in place for more than 20 years. Teletouch, through it subsidiary, PCI, is a leading provider of AT&T cellular services (voice, data, entertainment), as well as other mobile, portable and personal electronics products and services to individuals, businesses and government agencies. The Company operates a chain of retail stores and sells under the “Hawk Electronics” brand, through Hawk-branded sub-agents and its own direct sales force and through the Internet at various sites. As a master distributor for AT&T, the Company controls the entire customer relationship, including initiating and maintaining the cellular service agreements, rating the cellular plans, providing complete customer care, underwriting new account acquisitions and providing multi-service billing, collections and account maintenance. Also acquired as part of the PCI acquisition, Teletouch now operates a national wholesale distribution business, known as PCI Wholesale that serves smaller cellular and automotive retailers, car dealers and rural cellular carriers throughout the country.

Availability of Reports and Other Information

Internet users can access information about the Company and its services at www.teletouch.com. Internet users can access information about our wholly owned subsidiary, Progressive Concepts, Inc. d/b/a Hawk Electronics at www.hawkelectronics.com, www.hawkexpress.com and www.pciwholesale.com. Information on Teletouch’s emergency vehicle products division can be found at www.teletouchevp.com.

Available on the www.teletouch.com website, free of charge, are our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Teletouch’s Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities

Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically submit such material to the SEC. In addition, the SEC’s website is http://www.sec.gov/. The SEC makes available on this website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the SEC. Information on our websites is not part of this document.

Financial Information about Industry Segments

Our three reportable segments are Cellular Services, Wholesale Distribution and Two-way Radio Services.

For financial information about our reportable segments, see Part II - Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Also refer to note 17 included in Part IV - Item 15 – “Notes to Consolidated Financial Statements.”

Acquisition of Progressive Concepts, Inc.

On August 11, 2006, Teletouch became the owner of all of the issued and outstanding equity securities of PCI, by virtue of the contribution of 100% of the issued and outstanding equity securities of PCI to Teletouch by TLLP, without the issuance of any monetary or stock consideration by Teletouch (the “PCI Acquisition”). Teletouch and TLLP entered into a certain Contribution Agreement (the “CA”). Prior to the CA, TLLP was the beneficial owner of 4,200 shares of common stock, $.10 par value per share, of PCI, which represented 100% of PCI’s outstanding securities. Under the terms and provisions of the CA, TLLP contributed and Teletouch accepted all such outstanding equity securities of PCI. Upon the closing of the CA, PCI became a wholly-owned subsidiary of Teletouch.

Immediately preceding the PCI Acquisition, PCI and certain of its affiliates entered into a debt restructuring, pursuant to which (i) PCI paid $10,000,000 of its outstanding senior debt balance to Fortress Credit Corp. (the “Senior Debt”), PCI’s senior lender (“Fortress”); (ii) PCI was conditionally released from all of its remaining prior institutional debt, and its assets were conditionally released from all related liens; (iii) PCI entered into a new accounts receivable factoring and security facility (secured by its accounts receivable) with Thermo Credit, LLC (“Thermo”) and (iv) certain prior debt obligations of PCI were assumed by TLLP.

Concurrently with the PCI Acquisition, PCI, Teletouch and Fortress entered into a Transaction Party Agreement (“TPA”), which provided Fortress with certain control over the ongoing operations of Teletouch and PCI as well as provided for the contingent re-instatement of the liens on PCI assets if certain conditions were not maintained by either Teletouch or PCI. A TPA was required by Fortress in order to assure that PCI or Teletouch would not take actions which in Fortress’ view could reduce the value of Fortress’ security. Under the terms of the TPA both PCI and Teletouch were bound to comply with certain negative covenants. If either PCI or Teletouch had breached the TPA or violated any of the negative covenants then Fortress could have reinstated the Senior Debt at PCI to the fullest extent available under the law as if the debt restructuring had never occurred. PCI was conditionally released from having any future payment obligations under the Senior Debt as long as the terms of the TPA were not violated. However, in accordance with Statement of Financial Accounting Standard No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), PCI must be legally released from being the primary obligor under the Senior Debt in order to de-recognize this liability. Because of the existence of the TPA which allows Fortress limited control of PCI and Teletouch and a contingent ability to reinstate the debt at PCI, we believe that PCI has not been fully released from being the primary obligor under the Senior Debt as contemplated by SFAS 140 as of May 31, 2007. In addition, TLLP is a holding company with no operations with a minimal amount of cash on hand and may be dependent upon selling a sufficient number of shares it owns in Teletouch common stock or upon the cash flows of Teletouch through the receipt of future cash dividends to service its outstanding debt obligations. The Company has no current agreements with TLLP to fund cash nor does it have any current plans to declare dividends in order to allow TLLP to meet the debt obligations. Therefore, PCI and Teletouch will continue to report the Senior Debt as a liability on its balance sheet until such time as the debt is fully satisfied by TLLP or when PCI and Teletouch are released from the TPA.

In May 2008, the Company was successful in negotiating a full release from the TPA and has removed the senior from its financial statements as of that date (see Note 19 “Subsequent Events” for discussion of the May 2008 transactions).

In order to raise sufficient cash to make the $10,000,000 payment to Fortress, PCI entered into a new factoring facility with Thermo secured by PCI’s accounts receivable, which provided up to approximately $10,000,000 of available advances against PCI’s accounts receivable. On August 11, 2006, approximately $6,200,000 was advanced to PCI under the factoring facility, which was primarily used to make the required payment to Fortress. The Thermo factoring facility was further amended in May 2007 and again in February 2008 and as of the date of this Report, provides up to $15,000,000, in credit to PCI, depending on the amount of accounts receivable available to pledge to Thermo.

In addition, prior to the acquisition of PCI by Teletouch, PCI’s previous subordinated lenders, Stratford Capital Partners, L.P., a Delaware limited partnership (“Stratford”), and Retail & Restaurant Growth Capital, L.P., a Delaware limited partnership (“RRGC”), agreed to exchange their approximately $9,782,000 of debt in PCI for 4,350,000 shares of Teletouch Common Stock owned by TLLP and a Preferred A Membership Interest by TLLP.

About PCI

PCI (also known in Texas under its retail brand, “Hawk Electronics”) is an AT&T Wireless Master Distributor and Reseller and party to several distribution agreements with AT&T under which PCI handles the entire cellular subscriber experience including initiating and maintaining the cellular service agreements, rating the cellular plans, providing complete customer care, underwriting new account acquisitions and providing multi-service billing, collections, and account maintenance. As compensation for providing these services, the distribution agreements provide for sharing of the monthly billings revenues with AT&T. The distribution agreements with AT&T allow PCI and the Company to sell AT&T wireless services in Texas, specifically, the Dallas / Fort Worth, East Texas, San Antonio, Houston and Austin markets as well as in the State of Arkansas. During a period that spans over 20 years, PCI has acquired and supported a cellular customer base that as of the date of this report uses approximately 80,000 cellular lines. The retail business of PCI is operated primarily under the Hawk Electronics brand name, with additional business and government sales provided by a direct sales group operating throughout all of PCI’s markets.

Sale of Paging Business

On August 22, 2005, the Company entered into an Asset Purchase Agreement (“APA”) to sell substantially all of the assets of its paging business to Teletouch Paging, LP, a limited partnership, wholly-owned by an unrelated, private Fort Worth, Texas investment group, (the “Buyer”). In addition, the Company entered into a management agreement allowing the Buyer to implement operational policies and to provide general management services with respect to the day-to-day operations of the paging business through the closing date, subject to reporting to and approval of the Chief Executive Officer of Teletouch and its Board. The

Company reached the decision to sell the paging business due to the continuing loss of paging subscribers, the related losses in revenues and the continued decline in the size of the market for paging services. At May 31, 2006, the Company had approximately 120,100 pagers in service as compared to approximately 155,600 and 194,000 at May 31, 2005 and May 31, 2004, respectively. The assets included in the asset sale transaction included substantially all of the designated assets of the paging business (the “Acquired Assets”) with a net carrying value at May 31, 2006 of approximately $3,400,000.

The Buyer’s aggregate consideration for the Acquired Assets was originally contemplated to be approximately $5,250,000 as of August 31, 2005 and this consideration was to be reduced by the cumulative earnings before interest, taxes, depreciation and amortization (the “EBITDA Adjustment”) of the paging business from September 1, 2005 through the closing date. The terms of the APA provided initially for a $4,000,000 cash payment and a $1,200,000 non-interest bearing note payable to the Company due in 12 monthly payments of $100,000 (collectively the cash portion and the promissory note are referred to as the “Purchase Price”). The $1.2 million promissory note payable to the Company was to be secured by a lien on the assets subject to customary subordination provisions required by the Buyer’s senior lender. As a result of delays encountered by the Company in getting its proxy statement approved in order to solicit shareholder approval for this sale, the EBITDA Adjustment was causing a material reduction in the Purchase Price of the business. On December 30, 2005, the First Amendment to the APA was executed under which the cash portion of the consideration was fixed at $2.2 million and it was agreed that the $1.2 million promissory note would be prepaid at closing resulting in a Purchase Price of $3,400,000. In March 2006, the Second Amendment to the APA was executed which re-established the EBITDA Adjustment to the final cash payment due at closing during the period from April 1, 2006 through the closing date. Additionally, the Second Amendment allowed for either the Company or the Buyer to terminate the APA at anytime after June 30, 2006.

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

On August 14, 2006, Teletouch completed the sale of its paging business assets. The total cash consideration of approximately $3,100,000 received by Teletouch at the closing for the sale of the paging business assets included a $1,900,000 cash payment and a $1,200,000 prepayment of the promissory note.

Business Strategy

Teletouch’s primary focus prior to 2005 was on positioning the Company for growth in the future through the recapitalization of its debt and certain equity securities and the restructuring of its operations to maximize efficiency and profitability. By 2005, the Company was mostly debt free but was seeking new financing to provide growth capital to finance future acquisitions as well as to grow its struggling telemetry business. The Company’s efforts to raise new capital during 2005 were not successful primarily because lenders were concerned that the core paging business of Teletouch had experienced several years of declining revenues and was projected to continue declining. Early in 2006, the Company decided to sell its paging business and use the proceeds to purchase one or more growing businesses and begin redefining the Company based on these acquisitions. By the middle of 2006, the Company had identified the opportunity to acquire its sister company, PCI, which is a provider of cellular services under a master distributor agreement with AT&T. Additionally, the Company decided that it could no longer sustain the losses generated by its telemetry business and began to restructure these operations. During the second half of 2006, the Company made the decision to exit the hardware and engineering portion of its telemetry business, and as of the date of this Report, the Company continues to maintain its telemetry data services for the small telemetry customer base that remains.

Most of the efforts in 2007 and continuing through 2008 were focused on the integration issues related to the acquisition of PCI as well as on securing financing to complete one or more acquisitions to provide revenue growth for the Company. PCI had historically been a privately held company which presented challenges of migrating the systems and processes of PCI to those required of a public company. During 2008, the management team has been implementing a series of basic internal controls and processes along with authorization levels, which were lacking while PCI was a privately held company.

Another equally as important focus at PCI has been on improving profitability. PCI has generated net losses in several of its recent years, and our focus has been on implementing cost control initiatives at PCI while seeking additional opportunities to grow revenues. The Company continues to evaluate new electronic products to introduce in its retail and website outlets that could be marketed to its existing customer base. PCI’s 80,000 cellular subscribers are comprised of individuals and businesses of higher than average credit worthiness due to PCI’s stringent credit standards.

Beginning with the year ending May 31, 2008, the Company’s management will be required to internally assess and report on its internal controls over financial reporting under the rules of Section 404 of the Sarbanes-Oxley Act of 2002. Due to the variety of integration and audit issues experienced in 2008, the Company was unable to complete this assessment by May 31, 2008 and has subsequently hired outside consultants to assist with the completion of this assessment. In June 2008, the SEC granted another extension for non-accelerated companies, including Teletouch, to file an attestation report of their independent auditors on the internal controls over financial reporting. Under this latest extension, Teletouch will have to provide the auditor’s report on its internal controls for its year ended May 31, 2010.

For fiscal year 2009, a large part of Teletouch’s efforts will be on timeliness in its financial reporting as well as remediating any deficiencies identified in its internal controls over financial reporting, as defined in Section 404 of the Sarbanes-Oxley Act of 2002. The current deficiencies in its financial reporting were caused primarily by the acquisition of PCI in August 2006. Since that time its inability to complete its audits and file the required financials has hindered the Company’s ability to secure additional financing to grow the business. Until these financial reporting and audit matters are concluded, the Company will continue to manage closely its operating expenses to improve profitability but in fiscal year 2009 will focus more on new business development across all of its business units. Since the August 2006 acquisition of PCI, many personnel and process changes have been completed to allow for and promote organic growth in its current business units. In order to realize this organic growth, the Company has added additional sales personnel and locations, increased its internet marketing activities and enhanced its systems and processes to allow for the timely integration of new product lines. In addition, several acquisition targets have been identified which would be complementary to the business. Additionally, upon timeliness in its financial reporting and audits, the Company is hopeful that it will secure the necessary financing to complete one or more of these acquisitions in 2009. There is no assurance that any of the acquisitions will be concluded.

As of the date of filing this report, the core business of Teletouch is providing cellular services to customers through PCI’s distribution agreements with AT&T. The primary distribution agreement with AT&T expires in September 2009. The Company cannot guarantee this agreement with AT&T will be extended but is currently in discussions with AT&T to negotiate an extension of the existing agreement or an alternate distribution agreement with AT&T. Under the terms of the current distribution agreement, if the agreement is not renewed by AT&T, the Company would be allowed to continue to provide services to its existing subscribers until these subscribers terminate service. Under this scenario the Company could experience accelerated reductions in its cellular service revenues beginning in September 2009 due to its inability to replace customers that disconnect service in the normal course of business. Because of the potential change in the Company’s cellular services business, the Company is aggressively working to develop its other business units as well as evaluating its alternatives to maintain the recurring revenues generated by its current cellular subscriber base.

The Company’s Products and Markets

Cellular Services

Since 1987, PCI has had agreements with a cellular carrier, New Cingular Wireless PCS, LLC, (as successor to Southwestern Bell Wireless, Inc.), (“Cingular”), (“AT&T”). PCI is an AT&T Master Distributor, Reseller and Mobile Virtual Network Operator (“MVNO”). All of the Company’s retail establishments operate under the brand name of “Hawk Electronics” and are located in the state of Texas. As of the date of this report, the Company now operates 15 Hawk Electronics retail locations. 13 of the retail locations are in the Dallas / Fort Worth area and two are located in San Antonio.

For over twenty-years, PCI’s core business has been acquiring, billing, and supporting cellular subscribers under a recurring revenue relationship with AT&T (and its predecessors). The consumer services business is operated primarily under the Hawk Electronics brand name, with additional business and government sales provided by a direct sales group operating throughout all of PCI’s markets. As a Master Distributor, MVNO and Mobile Virtual Network Enabler, PCI controls the entire customer relationship, including initiating and maintaining the cellular service agreements, rating the cellular plans, providing complete customer care, underwriting new account acquisitions and providing multi-service billing, collections, and account maintenance. The original agreements between PCI and AT&T (and its predecessors) span over 20 years and now comprise a number of multi-year agreements relating to specific markets in Texas and Arkansas.

Wholesale Business

The Company is also a wholesale distributor of cellular telephones, accessories, telemetry, car audio and car security products. The wholesale business is operated under the name PCI Wholesale and sells products through a network of dealers, retailers and carriers throughout the United States. Wholesale operations are conducted at the Company’s headquarters in Fort Worth, Texas, where the Company operates a 33,000 square foot distribution warehouse equipped to provide frequent and smaller quantity shipments to any size customer.

Two-Way Radio Operations

Since 1963, Teletouch has been an authorized Motorola two-way radio dealer in the East Texas area. The Company has locations in Tyler, Longview, Nacogdoches, Lufkin and Garland, Texas and services a large percentage of the law enforcement and public safety agencies as well as other industries in the East Texas and Dallas / Fort Worth markets.

Logic trunked radio (“LTR”) service is licensed for the 450 MHz spectrum and includes voice, data, and voicemail capabilities. The LTR Passport-enabled service, which Teletouch offers in certain markets, includes “follow-me-roaming” features that are similar to the automatic handoff of radio signals characteristic of cellular radio systems. The market for LTR radio service includes customers desiring an upgrade in features and extended roaming compared with traditional two-way radio service. LTR radio service is also a cost-efficient communications alternative to cellular telephones since LTR service is based on a fixed monthly fee per-radio versus per-minute cellular charges.

Teletouch completed the installation of the Passport, a registered trademark of Trident Micro Systems, which is an enhancement to the DFW 450 MHz trunking system in April 2005. This enhancement provides connectivity between selected sites and thus automatic roaming capability to our two-way radio subscribers. The Company made the decision to install Passport because of market demand for a larger area of coverage without the need to change channels, much like the cellular and Nextel systems. The DFW system was upgraded to secure a large customer in the market, which subscribed to the system under a three year contract. In spite of the initial losses of the DFW subscriber base acquired from Delta, the Company made management and other personnel changes in this business in early 2008. Additionally, with the enhanced capability of the DFW system, the Company expects to begin growing this subscriber base in 2009.

During fiscal year 2005, Teletouch secured several sales contracts with entities utilizing recently released Homeland Security funds from the federal government. These sales contracts significantly increased the revenues of the two-way radio business during that year. During 2006 and 2007, the availability and spending of Homeland Security funds declined, resulting in a reduction in revenues. The Company cannot predict whether these funds will continue to be made available in the future and is forecasting limited revenue growth from the core radio business over the next couple of years. Teletouch’s long-term relationships and reputation with these city, county and local entities over its almost 44 year presence in East Texas has allowed the Company to procure this business to date. The Company’s management believes it is positioned to be successful in procuring more of this business as the Homeland Security funds continue to be made available.

Late in 2006, the Company began selling emergency vehicle products under several master distributor agreement with its suppliers. The product line includes virtually any aftermarket accessory that would be added to a vehicle in the public safety industry but primarily includes light bars and sirens. In the markets that Teletouch operates two-way radio services, many of the customers for emergency vehicle products are the same customers that we have provided two-way radio services to for many years. Because Teletouch’s two-way radio service centers are equipped with trained installation technicians, the Company can currently provide installation services for its emergency vehicle products in the East Texas and Dallas / Fort Worth, Texas markets.

Financial Information about Industry Segments

Teletouch operates in the wireless telecommunications industry, providing cellular billing, cellular products, including phones and accessories, and two-way radio, cellular and telemetry services to a diversified customer base. The Company’s consolidated financial statements include three reportable segments: Cellular Service, Wholesale Distribution and Two-way Radio Services. See footnote 17 to the consolidated financial statements for segment financial information regarding these segments. Teletouch’s telemetry and cellular operations each represent less than 10% individually and in the aggregate of operating revenue and assets of the Company. The Company has no foreign operations.

Sources of System Equipment and Inventory

The Company does not manufacture any of its products. All inventory that is purchased to support the business is finished goods that are shipped in appropriate packaging and ready to sell. Inventory used to support all of the Company’s business units can be purchased from a variety of competing sources. To date there have not been any significant issues in locating and purchasing an adequate supply of inventory to meet customer demand. The Company purchases cellular phones and accessories from several competing sources, but AT&T is the primary source for cellular phones that the Company sells to its cellular subscribers, primarily due to assurances from AT&T that the phones purchased are certified to function properly on its cellular network. Cellular phones are purchased from a variety of sources to support the Company’s wholesale distribution business as are consumer electronics products that are also sold primarily through the Company’s wholesale business. The Company purchases two-way radios primarily from Kenwood USA, Motorola, Vertex and Icom America. The majority of its two-way network equipment is purchased from Motorola although there are several competing sources for this equipment.

Teletouch does not manufacture any of its network equipment used to provide two-way radio services, including but not limited to antennas and transmitters, nor does it manufacture any of the cellular phones, two-way radios or consumer electronics it sells or leases. This equipment is available for purchase from multiple sources, and the Company anticipates that such equipment will continue to be available in the foreseeable future, consistent with normal manufacturing and delivery lead times. Because of the high degree of compatibility among different models of transmitters, computers and other two-way radio equipment manufactured by its suppliers, Teletouch’s networks are not dependent upon any single source of such equipment.

Competition

Substantial and increasing competition exists within the wireless communications industry. Cellular and Personal Communications Services (“PCS”) providers may operate in the same geographic area, along with any number of other resellers that buy bulk wireless services from one of the wireless providers and resell it to their customers. Because the Company exclusively resells AT&T wireless service, the Company does compete against AT&T for subscribers. The increasing number of carriers, including AT&T, offering bundled services at discounted pricing is causing increased difficulties for the Company. Without these additional services to bundle, it is hard to attract new customers and retain existing ones. The entry of multiple competitors, including AT&T company owned locations and direct sales personnel, within the Company’s wireless markets has made it increasingly difficult to attract new customers and retain existing ones. Our ability to compete for cellular customers is limited to our ability to provide additional services that the customer cannot receive from the carrier itself. To our subscribers, we offer identical cellular equipment and service rate plans to those offered by AT&T, so our competitive pressures are very similar to those faced by AT&T, which include the types of services and features offered, call quality, customer service, network coverage and price. Pricing competition has led to the introduction of lower priced plans, unlimited calling plans, plans that allow customers to add additional units at attractive rates, plans that offer a higher number of bundled minutes for a flat monthly fee or a combination of these features. The Company has responded to this growing competitive environment by capitalizing on its position as a provider of superior, personalized customer service as well as a provider of customizable billing solutions. Teletouch’s ability to compete successfully in the future will depend upon the Company’s ability to improve upon the current level of customer service and to develop creative and value added solutions for customers in order to attract new subscribers away from the other carriers.

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

In November 2004, Teletouch received a copyright on its GeoFleet software code, which was effective September 2004. In June 2006, it received a separate copyright on the database structure used by its Geofleet software even though Teletouch believes this database structure was covered under the initial GeoFleet copyright.

Although the Company mostly exited its previously developed telemetry business in 2006 for economic reasons, the Company continues to explore opportunities to re-enter this expanding industry. Teletouch does continue to maintain its systems and software to support its remaining telemetry subscriber base. Since 2006, no new telemetry subscribers have been added to the system. The Company believes that some of its previously developed software as well as the name recognition of certain trademarks may have future value if it is to re-enter the telemetry business.

Regulation

The Federal Communication Commission (“FCC”) regulates Teletouch’s two-way radio operations under the Communications Act of 1934, as amended (the “Communications Act”), by granting the Company licenses to use radio frequencies. These licenses also set forth the technical parameters, such as location, maximum power, and antenna height, under which the Company is permitted to use those frequencies.

The FCC grants radio licenses for varying terms of up to 10 years, and the FCC must approve renewal applications. Although there can be no assurance the FCC will approve or act upon Teletouch’s future applications in a timely manner, the Company believes that such applications will continue to be approved with minimal difficulties.

Teletouch regularly applies to the FCC for authority to use additional frequencies and to add additional transmitter sites to expand coverage on existing frequencies. The Communications Act also requires prior FCC approval for the Company’s acquisitions of radio licenses held by other companies, as well as transfers of controlling interests of any entities that hold radio licenses. Although there can be no assurance the FCC will approve or act upon Teletouch’s future applications in a timely manner, the Company knows of no reasons why such applications would not be approved or granted. The FCC has also determined that all major modification and expansion applications will be subject to competitive bidding (auction) procedures. Teletouch cannot predict the impact of these procedures on its licensing practices.

The Communications Act requires the FCC to limit foreign ownership of licenses. These foreign ownership restrictions limit the percentage of company stock that may be owned or voted, directly or indirectly, by aliens or their representatives, a foreign government or its representatives or a foreign corporation. The FCC also has the authority to restrict the operation of licensed radio facilities or to revoke or modify such licenses. The FCC may adopt changes to its radio licensing rules at any time, subject to following certain administrative procedures. The FCC may also impose fines for violations of its rules.

The FCC could change its rules or policies in a manner that could have a material adverse effect on the Company’s business by limiting the scope and manner of Teletouch’s services or by increasing competition in the two-way radio industry.

The foregoing description of certain regulatory factors does not purport to be a complete summary of all the present and proposed legislation and regulations pertaining to the Company’s operations.

Employees

As of May 31, 2008, Teletouch employed 238 people, of which 230 were employed full-time and 8 were employed on a part-time or temporary basis. Of this total 192 full time employees and 5 part-time employees are employed by PCI. Most of these employees perform sales, operations support and clerical roles. The Company considers its relationships with its employees to be satisfactory and is not a party to any collective bargaining agreement.

Item 1A.	Risk Factors

Our future performance is subject to a variety of risks. If any of the events or circumstances described in the following risk factors actually occurs, our business, financial condition or results of operations could suffer. In addition to the following disclosures, please refer to the other information contained in this report, including consolidated financial statements and related notes, and information contained in the Company’s other SEC filings.

We could fail to remain a going concern. We may need to raise additional capital to fund our operations and service our existing trade and debt obligations, and we do not have any commitments for that capital.

The Company has suffered recurring losses from operations, and it had a working capital deficit of approximately $24,029,000 and $29,583,000 at May 31, 2007 and 2006, respectively, and a shareholders’ deficit of approximately $17,387,000 and $19,093,000 at May 31, 2007 and 2006, respectively. The Company’s senior and subordinated debt totaled approximately $9,878,000 and $27,890,000 at May 31, 2007 and 2006, respectively. The senior and subordinated debt was due and payable in full on April 14, 2006 and May 1, 2006, respectively. In September 2005, the Company executed amendments with its senior and subordinated debt holders under, which they agreed to waive the existing events of default and defer interest payments on the subordinated debt until after the maturity of the senior debt on April 14, 2006. In August 2006, prior to the acquisition by Teletouch, PCI was successful in negotiating a restructuring of its debt obligations with both its senior and subordinated lenders under which it was fully released from the balance of $9,782,000 in subordinated debt which was converted to redeemable equity at Teletouch’s parent company, TLL Partners, LLC (“TLLP”). TLLP also assumed the full balance remaining on PCI’s senior debt obligations of the (after a $10,000,000 cash payment to the lender by the PCI) and PCI was conditionally released from having any future payment obligations under the senior debt and all liens on the assets of PCI were conditionally released as long as certain terms of a transaction party agreement by and among PCI, Teletouch, TLLP and the senior lender were not violated (see Note 3 “Acquisition of Progressive Concepts, Inc.” for further information on the Company’s debt restructuring). Subsequent to the acquisition of PCI, Teletouch continued to report this senior debt obligation on it financial statements because in accordance with Generally Accepted Accounting Principles (“GAAP”), it was concluded that PCI was not fully released as the primary obligor, as defined under GAAP, due to certain provisions of the contingent release in August 2006 which could allow the lender to reinstate the debt and the liens as if they had never been released. In May

2008, the Company was able to secure an additional $5,000,000 revolving credit facility with another senior lender. The proceeds were used primarily to pay $2,000,000 to PCI’s former senior lender to have the payment obligations and liens on the assets of the Company fully and permanently released, and $1,500,000 was used to make an initial payment to the holders of certain redeemable common stock warrants that became due in December 2007. Even upon the Company’s completion of the restructuring of its debt obligations in August 2006 and the subsequent restructuring in May 2008, the Company has only been able to partially improve its working capital deficit and shareholders’ equity deficit. The Company is continuing to seek additional debt and equity financing to ensure it is able to meet its remaining trade and debt obligations as well as provide sufficient working capital to continue and grow its operations. If it is unsuccessful in its efforts to secure additional financing, the Company may be unable to meet its obligations and might be forced to seek protection from its creditors.

As a result of the above conditions and in accordance with generally accepted accounting principles in the United States, there exists substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Teletouch may be unable to complete its future regulatory filings in a timely manner.

Since the acquisition of PCI on August 11, 2006, Teletouch has been unable to meet its deadlines for filing its periodic reports with the SEC. Because of the common ownership of both PCI and Teletouch prior to the acquisition, the acquisition of PCI was accounted for in a manner similar to a “pooling of interests.” Because of the pooling, PCI’s fiscal year was changed and the historical financials of PCI were required to be audited and combined with Teletouch’s historical financials. PCI was a privately held company and although its parent company had been previously audited, PCI had never been audited on a stand-alone basis. This auditing process had been ongoing but certain financial reporting challenges were encountered which delayed the progress on these audits. Due to the size of PCI relative to that of Teletouch at the date of acquisition, Teletouch was required to file three consecutive years of audited financial statements for PCI on a stand-alone basis with the SEC within 75 days of the completion of the acquisition. The latest date that these financials could have been filed to be considered a timely filer was October 27, 2006. The Company was unable to meet this deadline. Once the Company became a late filer with the SEC, then the Company became subject to more comprehensive requirements related to future registration statements. These additional requirements to register its securities for sale could directly impact its ability to raise the necessary capital to grow the business. Further, once the Company became a late filer with the SEC, Teletouch again was in violation of the American Stock Exchange’s (the “AMEX”) continued listing standards. On January 12, 2007, the Board of Directors of the Company approved delisting of the Company’s securities from the AMEX and the quotation of those securities on the Pink Sheets electronic exchange. The foregoing action by the Board was taken following the delisting determination by the AMEX Panel issued on January 9, 2007.

Because of the unanticipated challenges in the PCI financial records and the resulting delays in the completion of the required audits, the Company has made the decision to focus all efforts on the completion of the delinquent Form 10-K’s and to defer work on the Quarterly Reports on Form 10-Q for the periods following the August 11, 2006 acquisition of PCI. This Annual Report on Form 10-K for the year ended May 31, 2007 is a significant milestone for the Company toward regaining timeliness in its financial reporting but does not guarantee the Company will be able to regain timeliness. As of the date of this report, the Company is delinquent in filing its Quarterly Reports on Form 10-Q for the quarters ended August 31, 2006, November 30, 2006, February 28, 2007, August 31, 2007, November 30, 2007, February 29, 2008 and August 31, 2008. The Company’s also expects to be delinquent in filing its Form 10-K for the year ending May 31, 2008 simply due to the lateness in filing this Report. The Company is planning to ask for relief from the SEC with respect to the filing of some of the delinquent Form 10-Q’s upon the filing of its Form 10-K for fiscal 2008. There can be no assurance the Company will be granted any relief from the SEC on any of its delinquent filings, which could cause the Company to become delinquent on future filings while it is working through the historical filings.

Teletouch’s parent company may be unable to meet its future financial obligations.

Prior to the acquisition of PCI, TLLP, Teletouch’s parent company, assumed all of the remaining institutional debt of PCI, whereby the senior debt obligations formerly at PCI were transferred to TLLP as senior debt obligations and the subordinated debt obligations of PCI were partially settled by the issuance of Teletouch’s common stock owned by TLLP with the balance converted to redeemable Series A preferred units of TLLP. To secure the senior debt obligation, TLLP, pledged all of its assets, which consist primarily of its holding of approximately 80% of the outstanding common stock of Teletouch. When the senior debt originally matured in August 11, 2007, TLLP did not have sufficient cash or other means to repay this debt and was successful in negotiating an initial extension of the maturity date through October 11, 2007. Subsequent extensions were granted by the senior debt holder to TLLP extending the maturity date through May 16, 2008. On May 16, 2008, TLLP and Teletouch were successful negotiating the termination of the TPA with the senior debt holder fully releasing Teletouch and PCI from any future contingent obligations under this debt. As part of this transaction, the senior debt obligation was further amended to extend the maturity date to May 16, 2010. TLLP is a holding company with no operations with a minimal amount of cash on hand and may be dependent upon selling a sufficient number of shares it owns in Teletouch common stock or upon the cash flows of Teletouch through the receipt of future cash dividends to service its outstanding debt obligations. The Company has no current agreements with TLLP to fund cash nor does it have any current plans to declare dividends in order to allow TLLP to meet the debt obligations. TLLP’s management has represented to the Company that its plan to settle this debt obligation is to sell a sufficient number of its shares of Teletouch’s common stock in order to raise the necessary funds when this obligation becomes payable. If TLLP is unsuccessful in repaying these obligations, then the ownership of Teletouch could substantially change in the future. If the lenders foreclose on Teletouch’s common stock owned by TLLP and become the majority shareholders of Teletouch, then there is a risk these lenders could vote through matters that may not be in the best interest of the shareholders as a whole.

Teletouch may be unable to secure the financing needed for future acquisitions.

Teletouch may be unable to secure financing or only be presented with financing options that contain unfavorable terms to finance future acquisitions. If financing is unavailable to the Company, Teletouch will be unable to complete future acquisitions and would then be forced to grow its revenues from its existing businesses, which to-date has proved difficult without additional capital funding.

We depend upon a limited number of suppliers, who may not provide us with competitive products at reasonable prices when we need them in the future, or have adequate financing to secure such products.

Our business depends upon several factors, one of which is our relationship with AT&T, the Company’s largest supplier of wireless products. The loss of AT&T or any other significant vendor, a substantial price increase or decrease imposed by any vendor, a shortage or oversupply of product available from our vendors or tightening of credit terms by our vendors could have a material adverse impact on the Company. We are dependent on maintaining open vendor trade credit lines on reasonable terms. Interruption of these lines could have a material adverse impact and could determine whether or not the Company can continue as a going concern. We cannot assure you that product shortages, product surpluses or renewed tightening of trade credit terms will not occur in the future.

The loss of any of our key customers, or a material reduction in our customer base for cellular service or a reduction in prices charged to customers could have a material adverse effect on our business.

Many of our customers have experienced severe price competition and for this and other reasons may seek to obtain products or services from us at lower prices than previously provided. Our customer base in the Company’s wholesale business is concentrated in a few key customers. As a result, we remain vulnerable to a significant and dramatic loss of revenues in the event we should lose any major customer. The loss of any key customer, a reduction in the amount of product or services from key customers or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity. We do not maintain agreements with the majority of our customers in the Company’s wholesale business, which increases the risk that such relationships could be terminated at any time. The Company does maintain contracts varying from one to two years with its customer base for cellular service; however, the customer may elect to transfer to another carrier at any time and incur a penalty fee. We cannot assure you that any of our customers will continue to purchase products or services from us or that their purchases will be at the same or greater levels than in prior periods.

The demand for our products depends in large part on the continued growth of the wireless industry. A marked decline in growth of the wireless industry and/or demand for wireless products in the areas in which we operate could have an adverse effect on our business.

Our success depends largely upon continued consumer demand for wireless products. While the industry has been experiencing growth, we cannot assure you that such growth will continue or that we will be able to adjust our business model to capitalize on that growth. The demand for our products and services has fluctuated and may continue to vary substantially.

Economic slowdowns or changes in promotional programs offered by AT&T may lower consumer demand and create higher levels of inventories in our distribution channels, resulting in lower than anticipated demand for the products and services that we offer. A prolonged economic slow-down in the United States could negatively impact our results of operations and financial position.

Any type of systems failure could reduce sales, increase costs or result in liability claims.

Despite the Company’s implementation of preventive safety measures, Teletouch’s technology is vulnerable to systems failure due to such things as computer viruses, unauthorized access, energy blackouts, natural disasters and telecommunications failures. Any systems failure, accident or security breach could cause significant interruptions in our operations. In addition, we could be subject to liability for any loss or damage to our customers’ data or applications or inappropriate disclosure of customers’ confidential information. The cost to remedy a systems failure, accident or security breach could have a significant effect on our financial condition.

We cannot be sure that our systems will operate appropriately if we experience a hardware or software failure or if there is an earthquake, fire or other natural disaster, a power or telecommunications failure, intentional disruptions of service by third parties, an act of God or an act of war. A failure in our systems could cause us to be unable to service our customers or provide timely and accurate billing, and as a result, we may lose customers or face litigation that could involve material costs and distract management from operating our business.

Any defects in Teletouch’s products or in those provided to us by suppliers could expose the Company to liability, damage its reputation and customer relations, and adversely affect the development and release of future products.

Teletouch’s products are inherently complex; therefore, it is possible that any defects contained therein may only be detectable once the product is in use. Given the critical services our products provide, these defects could have a serious adverse impact on our customers, which could damage our reputation, harm customer relations and expose us to liability.

Demand for our products may be adversely affected by the increasing presence of our competitors in these markets.

Although Teletouch’s subsidiary, PCI d/b/a Hawk Electronics has operated in the Dallas / Fort Worth metropolitan market for over 20 years, demand for its products may be adversely affected by the increasing presence of competitors. These competitors are comprised of competing cellular service providers as well as AT&T. Some competitors, including AT&T, have more extensive marketing capabilities and greater financial, technical and personnel resources. Furthermore, Teletouch’s competitors may have greater brand recognition, broader product lines and more established customer relations.

Our success depends on the introduction and acceptance of new products and services.

The telecommunications market is constantly changing, due in part to technological advances, evolving industry standards and the development of new products. Teletouch’s future success will depend partly on our ability to keep up with these changes by purchasing new products for resale and developing unique service offerings with a high market demand. If we fail to identify such products and services in response to market demands, we could fail to obtain an adequate return on our investments and could lose market share to our competitors.

We face risks inherent in new product and service offerings as well as new markets.

From time to time, we introduce new products and services or expand our previous product and service offerings to existing and target markets. Our products must therefore be considered in light of the risks, expenses, problems and delays inherent in establishing new lines of business in a rapidly changing industry. Although we believe we can successfully differentiate our product and service offerings from others in the marketplace, we must be able to compete against other companies, who may already be established in the marketplace and have greater resources. There can be no assurance we will be successful in adding products or services or expanding into new markets or that our administrative, operational, infrastructure and financial resources and systems will be adequate to accommodate such offerings or expansion.

We may incur losses if we are unable to collect our accounts receivable.

Although the Company entered into a factoring facility with Thermo in August 2006, the Company, as part of the agreement, continues to service the accounts receivables. The Company is subject to recourse on the accounts receivables if they age over 90 days from the due date. As a result, accounts receivable management continues to be important to the Company’s liquidity. The Company uses credit management tools, which include credit scoring services in the Company’s operations, to manage its accounts receivable exposure. Several factors can affect the collection of our accounts receivable, including, but not limited to, the financial health of the customer, industry and economic conditions, our policies related to extending credit, contractual provisions and the ability of the customer to provide security, collateral or guarantees relative to credit granted by us. Adverse changes in any of these factors, some of which may not be wholly within our control, could create delays in collecting or an inability to collect our accounts receivable, which could have a material adverse effect on our financial position, cash flows and results of operations.

Our future operating results will depend on our ability to maintain or improve operating margins.

The Company’s primary source of revenue is generated through the sale of AT&T’s cellular service and the sale of wireless products. Any disruption in the relationship between the Company and AT&T could have a material adverse effect on the Company’s financial position, cash flows and results of operations. Our ability to be successful will depend upon our ability to maintain or improve our operating margins. Given the fixed revenue share relationship with AT&T on the service billings, Teletouch can only improve gross margins through the introduction of add-on services to these cellular subscribers. Under the agreement with AT&T, Teletouch absorbs 100% of the cost of third party roaming charges incurred by its customer base. Gross margins could be negatively affected by increased roaming usage by its customer base, which is difficult to predict and control. We may not be able to improve our current operating margins for products or services offered or increase our sales. Even if our sales volumes increase, the gross margins that we receive from our sales may not be sufficient to make our operations profitable.

Teletouch may be unsuccessful in obtaining and enforcing intellectual property protection.

The Company’s ability to compete with its competitors in the markets that it operates depends in part on its ability to enforce its intellectual property rights, such as the Hawk Electronics name. The Company has operated under the Hawk Electronics name since the late 1970’s in the Dallas / Fort Worth market, and the brand recognition provides some advantage to the Company over its competitors.

If we determine that our intellectual property rights have been infringed upon or if we are notified that we are infringing upon certain intellectual property rights, the Company may become involved in litigation. Such litigation or claims could result in substantial costs and diversion of resources. Furthermore, an adverse result in an action against the Company may require that we pay substantial damages, cease operating under the Hawk Electronics name and expend significant resources to either license the infringing brand name or develop a non-infringing brand name. We cannot give any assurance that we would be able to develop a similar non-infringing brand name quickly enough in the market to continue to remain competitive with more well-known brand competitors.

In June 2008, the Company was notified of its alleged infringement on the trade name Hawk Electronics. The Company is currently in discussions with the other party and aggressively defending its position that its use of the name in the markets that is operates is proper. We cannot give any assurance that we will be successful in resolving this matter, and there is a risk that a court of law may force Teletouch to cease using the Hawk Electronics name.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and stock exchange rules, have required most public companies, including our Company, to devote additional internal and external resources to various governance and compliance matters. Because we have a relatively small corporate staff, we rely heavily on outside professional advisers to assist us with these efforts. As a result, we incurred additional operating expenses in 2007 and will incur further expenses in the future. These future costs will include increased accounting related fees associated with preparing the attestation report on our internal controls over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002. In addition, these new or changed laws, regulations and standards are subject to varying interpretations, as well as modifications by the government and stock exchanges. The way in which they are applied and implemented may change over time, which could result in even higher costs to address and implement revisions to compliance (including disclosure) and governance practices.

Our products are subject to government regulation.

Radio communications are subject to regulation by the government. Teletouch’s radio products and technology must conform to domestic rules and regulations established to avoid interference among users and facilitate interconnection of telecommunications systems. It is our opinion that our products and technology are in compliance with all currently existing government rules and regulations. However, new rules or regulations could adversely affect our business by requiring that current products or technology be modified to comply with such rules or regulations or by rendering current products or technology obsolete. Furthermore, Teletouch cannot predict if and when new rules or regulations will come into effect. Regulatory changes could adversely affect our business by restricting our development of our products and increasing the opportunity for additional competition.

The Federal Communications Commission (the “FCC”) must approve renewal applications for Teletouch’s radio licenses.

The FCC grants radio licenses for varying terms of up to 10 years, and the FCC must approve renewal applications. In the past the FCC renewal applications have been more or less routinely granted. However, there can be no assurance that the FCC will approve or act upon Teletouch’s future applications in a timely manner. Delays in or denial of our renewal applications could adversely affect our business operations, which could reduce our revenues and decrease our level of profitability.

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

The global wireless industry is intensely competitive, and we may not be able to continue to compete successfully in this industry.

We operate in a highly competitive environment and believe that such competition will intensify in the future. We compete primarily on the basis of inventory availability and selection, price, delivery time and service. Many of our competitors are larger and have greater capital and management resources than we do. We are constantly exposed to the risk that our competitors may obtain access to new technologies before we do or may offer lower prices, additional products or services or other incentives that we cannot or will not offer. In addition, potential users of wireless systems may find their communications needs satisfied by other current and developing technologies. During the last several years, the telecommunications industry has been very volatile as a result of overcapacity, which has led to price erosion and bankruptcies. If the Company cannot control subscriber and customer attrition through maintaining competitive services and pricing, revenue could decrease significantly. Our ability to remain competitive will therefore depend upon our ability to anticipate and adapt our business to such technological changes and our ability to achieve significant penetration in existing and new geographic markets. There can be no assurance that we will be successful in anticipating and adapting to such technological changes.

Terrorist attacks or acts of war may seriously harm our business.

Terrorist attacks or acts of war may cause damage or disruption to our operations, our employees, our facilities and our customers, which could significantly impact our revenues, costs and expenses, and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially adversely affect our business, results of operations and financial condition. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could materially adversely affect our business, results of operations, and financial condition in ways that management currently cannot predict.

Item 1B.	Unresolved Staff Comments

There are no unresolved written comments that were received from the Securities and Exchange Commission’s staff 180 days or more before the end of our fiscal year relating to our periodic or current reports filed under the Securities Exchange Act of 1934, as amended.

Item 2.	Properties

Prior to the sale of the paging business, Teletouch owned an office building in Tyler, Texas, which was used to house a two-way radio shop and certain administrative functions for the Company. In addition, the Company leased 15 paging customer service centers and four two-way radio shops in its market area. Teletouch leased transmitter sites on commercial towers, buildings and other fixed structures in approximately 440 locations, which were comprised of approximately 410 paging transmitter sites and 30 two-way radio transmitter sites. After the sale of the paging business on August 14, 2006, the Company retained the ownership of the Tyler, Texas office building and continued to lease four two-way radio shops and 30 two-way radio transmitter sites.

Subsequent to the acquisition of PCI on August 11, 2006, the Company now operates 15 retail locations under the “Hawk Electronics” brand. 13 of the retail locations are located in the Dallas / Fort Worth vicinity, and two are located in San Antonio. All of these locations are leased.

The Company’s leases are for various terms and provide for monthly rental payments at various rates. Teletouch made total lease payments of approximately $1,152,000 during fiscal year 2007 and is obligated to make $1,134,000 in lease payments during fiscal year 2008.

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

Company Filed Lawsuit for Copyright Infringement

In October 2005, Teletouch filed suit in federal court against Richard D. Fry, a former employee, and Locatient, Ltd., an Oklahoma limited liability company, claiming copyright infringement and theft of trade secrets, among other things. The suit claims that Fry used Company trade secrets to develop a software package while he was working for Teletouch. The Company claims that the software package Fry developed is based on the same database structure and format that he developed while working at Teletouch. Teletouch reached an out of court settlement with Mr. Fry and Locatient, Ltd. in March 2007. Through the course of these negotiations, Teletouch became aware of other parties that were purchasing the software from Mr. Fry and contacted them to cease and desist continued use of the Company’s property. Teletouch instructed its counsel to expand the scope of the original lawsuit to include any and all parties that were using unlicensed copies of software derived from the company’s copyrighted software and to seek the maximum amount of damages available under the law, as well as an injunction prohibiting the sale or use of this software by any such parties. Teletouch then added DataLogic International, Inc. (“Datalogic”) as a defendant in the suit, seeking damages for copyright infringement as well as a permanent injunction against DataLogic.

In April 2007, the United States District Court for the Eastern District of Texas, Tyler Division rendered a final judgment in favor of Teletouch against defendant DataLogic International, Inc. in the case captioned Teletouch, Inc. v. Richard Fry, Locatient, Ltd. Co., and DataLogic International, Inc., Cause No. 6:05-CV-363.

Under the terms of the judgment, Teletouch was awarded approximately $5.79 million in damages from DataLogic. The settlement amount has not been recorded in the Company’s consolidated financial statements and will be recorded accordingly when the Company actually receives the cash award. In addition, DataLogic is permanently enjoined from (i) infringing upon Teletouch’s copyrights of GeoFleet™ software program, (ii) making further use of Teletouch’s confidential and proprietary information and trade secrets; (iii) unfairly competing with Teletouch; and (iv) directly or indirectly interfering with Teletouch’s relationships with its customers or inducing or attempting to induce any such customer to cease or curtail its relationship with the Company.

Claim Asserted Against Use of Hawk Electronics’ Name

In June 2008, the Company was notified of its alleged infringement on the trade name Hawk Electronics. The Company is currently in discussions with the other party and aggressively defending its position that its use of the name in the markets that is operates is proper. We cannot give any assurance that we will be successful in resolving this matter, and there is a risk that a court of law may force Teletouch to cease using the Hawk Electronics name. Litigation to resolve the infringement claim could result in substantial costs and diversion of resources. Furthermore, an adverse result in an action against the Company may require that we pay substantial damages, cease operating under the Hawk Electronics name and expend significant resources to either license the infringing brand name or develop a non-infringing brand name.

Claim Against Company by Former Employee

In March 2008, the Company received a demand letter from Keith Cole, former CFO of PCI and General Counsel for the Company. Mr. Cole was terminated in January 2008. Mr. Cole has made a demand for certain compensation that he believed was due prior to his termination. The basis for this claim is certain alleged verbal conversations with management of the Company. The total alleged unpaid compensation amount claimed by Mr. Cole is approximately $455,000. The Company has submitted this claim to its Employee Practices Liability carrier and intends to vigorously defend itself in this matter. The Company cannot predict the outcome of this matter at this time.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during fiscal year 2007 or through the date of this Report.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters

Teletouch’s common stock was previously traded on the American Stock Exchange (the “AMEX”) under the symbol “TLL”, but following the AMEX Panel’s determination in January 2007, the Company removed its securities from listing on AMEX onto the Pink Sheets electronic exchange, where it is currently traded under the symbol TLLE.PK.

The following table lists the reported high and low transaction prices for Teletouch’s common stock for the periods indicated, which correspond to its quarterly fiscal periods for financial reporting purposes.

	Common Stock
	High	Low
Fiscal Year 2006
1st Quarter	$0.80	$0.40
2nd Quarter	0.75	0.34
3rd Quarter	0.69	0.38
4th Quarter	0.46	0.34
Fiscal Year 2007
1st Quarter	$0.40	$0.33
2nd Quarter	0.41	0.28
3rd Quarter	0.34	0.11
4th Quarter	0.38	0.10

As of August 31, 2008, 49,916,189 shares of common stock were issued and 49,051,980 shares of common stock were outstanding. As of that same date 3,000,429 options to purchase common stock were issued and outstanding. On June 2, 2008, the Company retired all of the 6,000,000 outstanding redeemable common stock warrants by paying $1,500,000 in cash and issuing promissory notes totaling $1,500,000 for the balance of the redemption payment. The common stock is the only class of stock that has voting rights or that is traded publicly. As of August 1, 2008, there were 54 holders of record of the Company’s common stock based upon information furnished by Continental Stock Transfer & Trust Company, New York, New York, the Company’s transfer agent. The number of holders of record does not reflect the number of beneficial holders, estimated to be in excess of 800, of Teletouch’s common stock for whom shares and warrants are held by banks, brokerage firms and other entities.

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

The following table graphs our performance in the form of cumulative total return to holders of our common stock since May 31, 2002 in comparison to the AMEX Composite Index. The graph assumes that $100 was invested on May 31, 2002 in each of our common stock and the AMEX Composite Index and that all dividends were reinvested. The comparisons shown in the graph below are based upon historical data. The stock price performance shown in the graph below is not necessarily indicative of, or intended to forecast, the potential future performance of our common stock. The stock performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC under the Securities Act or the Exchange Act, or incorporated by reference in any document so filed.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Teletouch Communications, Inc., The AMEX Composite Index

And A Peer Group

	5/02	5/03	5/04	5/05	5/06	5/07
Teletouch Communications, Inc.	100.00	100.00	151.11	100.00	86.67	84.44
AMEX Composite	100.00	95.33	127.37	155.24	183.30	226.94
Peer Group	100.00	47.84	90.87	43.06	45.45	23.94

Item 6.	Selected Financial Data

The following tables include selected summary financial data for each of our last five fiscal years and include adjustments to reflect the acquisition of Progressive Concepts, Inc. in August 2006, and the accounting for the acquisition in a manner similar to a pooling of interest for all periods presented (See Note 3, “Acquisition of Progressive Concepts, Inc.” to Notes to Consolidated Financial Statements), adjustments to reflect the sale of the Company’s paging operations and the classification of the results of our previously reported paging segment sold as discontinued operations (See Note 4, “Discontinued Paging Operations” to Notes to Consolidated Financial Statements). We have not amended any other previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by these adjustments. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in previously filed reports should no longer be relied upon. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes set forth below.

(In Thousands, except Per Share Data)

	(5)	(5)	(5)	(5)	(5)
	2007	2006	2005	2004	2003
				(unaudited)	(unaudited)
Service, rent, and maintenance revenue	$27,548	$27,350	$27,372	$28,800	$34,833
Product sales revenue	28,696	32,293	34,189	35,684	32,518

Total operating revenues	56,244	59,643	61,561	64,484	67,351
Operating expenses (1)	61,507	66,450	70,250	73,909	73,301

Operating loss from continuing operations	$(5,263)	$(6,807)	$(8,689)	$(9,425)	$(5,950)
Interest expense, net	(3,733)	(5,051)	(5,023)	(3,696)	(2,874)
Gain on extinguishment of debt	—	—	—	—	510
Gain on litigation settlement	—	—	—	—	429

Loss from continuing operations before income tax expense (benefit) (1)	(8,996)	(11,858)	(13,712)	(13,121)	(7,885)
Income tax expense (benefit)	114	(1,323)	(4,091)	(861)	(212)

Loss from continuing operations before preferred stock dividends (1)	$(9,110)	$(10,535)	$(9,621)	$(12,260)	$(7,673)

Loss from continuing operations applicable to common shareholders (1)(2)	$(9,110)	$(10,535)	$(9,621)	$(12,260)	$(2,475)
Income from discontinued operations applicable to common shareholders, net of tax (1)	$1,031	$2,418	$6,635	$1,670	$1,164

Net income (loss)	$(8,079)	$(8,117)	$(2,986)	$(10,590)	$(1,311)

Basic and diluted income (loss) per share of common stock:
Loss from continuing operations applicable to common shareholders (1)(2)	$(0.19)	$(0.35)	$(2.08)	$(2.70)	$(0.53)
Income from discontinued operations applicable to common shareholders (1)(2)	$0.02	$0.08	$1.43	$0.37	$0.25

Total	$(0.17)	$(0.27)	$(0.65)	$(2.33)	$(0.28)

Total assets	$32,302	$34,560	$38,174	$45,386	$52,125

Redeemable equity securities and long-term debt (3)(4)	$6,220	$4,130	$3,912	$31,915	$25,833

(1)	2003 information includes charges related to the Company’s exit from its retail distribution channel in the amount of $2,303,000 recorded in the second and third quarter of fiscal 2003. These charges included $456,000 for personnel related costs, $477,000 for the abandonment of certain leased retail space, $34,000 for the abandonment of related leasehold improvements and $1,426,000 for write-downs on excess furniture and fixtures and computer equipment held for sale.

(2)	In November 2002, the Company recorded a gain of $28,778,000 on the retirement of its Series A and B Preferred Stock in exchange for its Series C Preferred Stock. During 2003 the Company allocated its earnings, including this gain, to the Series C Preferred Stock since it would participate in dividends if they were to be paid by the Company in accordance with the two-class method of presenting earnings per share. This allocation resulted in a charge to net income applicable to common stockholders of $23,580,000, attributable to the Series C Preferred Stock’s participation rights to the earnings of the period. The $5,198,000 net gain remaining was recorded in net income applicable to common shareholders and is reflected in the earnings per share calculations for 2003.

(3)	Included are the Company’s obligations under outstanding redeemable common stock warrants and its obligations under outstanding redeemable common stock payable.

(4)	The outstanding redeemable common stock warrants are included as of May 31, 2007 and were redeemable in December 2007.

(5)	The acquisition of PCI was completed on August 11, 2006 through the contribution of the stock of PCI to Teletouch by TLL Partners, LLC, a Delaware LLC (“TLLP”). This transaction was considered a reorganization of entities under common control since both PCI and Teletouch were under the common control of TLLP prior to the reorganization. Prior to the reorganization, TLLP controlled 100% of the outstanding common stock of PCI, and approximately 80% of the outstanding common stock of Teletouch. In accordance with the accounting guidance under Emerging Issues Task Force Issue No. 90-5, “Exchanges of Ownership Interests Between Entities Under Common Control” and Appendix D of Statement of Financial Accounting Standards No. 141, “Business Combinations,” the PCI contribution is accounted for in a manner similar to a pooling of interests which means the historical basis of the net assets of PCI are combined with those of Teletouch. As a result of this reorganization and because PCI is consolidated with Teletouch, PCI’s fiscal year end was changed from a calendar year ending December 31 to a fiscal year ending May 31 for financial reporting purposes. The Company included the full three years of audited financial statements, as well as the five months ended May 31, 2006 and 2005 for PCI, which has been consolidated with Teletouch, in a manner similar to a pooling of interests, as follows:

—audited financial statements and selected financial data—
	year ended May 31, 2003	year ended May 31, 2004	year ended May 31, 2005	year ended May 31, 2006	year ended May 31, 2007
	June 1, 2002	June 1, 2003	June 1, 2004	June 1, 2005	June 1, 2006
Teletouch operations and cash flows	to	to	to	to	to
	May 31, 2003	May 31, 2004	May 31, 2005	May 31, 2006	May 31, 2007

	January 1, 2003	January 1, 2004	January 1, 2005	June 1, 2005	June 1, 2006
PCI operations and cash flows	to	to	to	to	to
	December 31, 2003	December 31, 2004	December 31, 2005	May 31, 2006	May 31, 2007

The above consolidation results in an overlap of reporting periods for PCI from June 2005 through December 2005. The continuing operations and cash flows from the continuing operations of PCI for this seven month overlap period, when consolidated with those of Teletouch, result in these operations and cash flows appearing in both the financials for the years ended May 31, 2005 and May 31, 2006. The duplicate reporting of PCI’s continuing operations during this overlap period has been eliminated from shareholders’ deficit at May 31, 2006. Revenue, loss from continuing operations and net loss amounted to $32,531,000, $(4,299,000) and $(4,299,000), respectively, for the June 1, 2005 to December 31, 2005 period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and the related notes and the discussions under “Application of Critical Accounting Policies,” which describes key estimates and assumptions we make in the preparation of our financial statements. The reader should pay particular attention to the discussion below under “Significant Change in the Operations of Teletouch” below as well as the discussions under “Acquisition of Progressive Concepts, Inc.” and “Sale of Paging Business” included in Part I - Item 1 – “Business,” which discusses Teletouch’s acquisition of its sister company, Progressive Concepts, Inc. and the subsequent sale of all of the assets and operations related to its paging business while reading the discussion and analysis of the results of operations and financial condition of the Company. These transactions resulted in a significant change to our business in 2007 and 2008. We believe that in light of these changes, the 2007 results are not indicative of our performance and results of operations going forward.

Significant Change in the Operations of Teletouch

As discussed under Item 1 “Business,” during the fiscal year ended May 31, 2007, Teletouch finalized two significant transactions, which resulted in the August 11, 2006 acquisition of Progressive Concepts, Inc., a cellular service and equipment provider operating under several master distributor agreements with AT&T (formerly Cingular and its predecessors), and the sale of Teletouch’s legacy paging business and all of the related network infrastructure on August 14, 2006. Historically, the paging business represented substantially all of Teletouch’s operations. However, after the completion of the transactions described above, the primary business of Teletouch is providing cellular services and equipment through its recently acquired subsidiary, PCI. The completion of these transactions resulted in Teletouch’s operations being entirely located in Texas as compared to previously maintaining operations in 10 states throughout the southern United States where its paging services were provided. Although the legacy paging operations and the newly acquired cellular operations are both communications related, the significance of these transactions to Teletouch’s operations effectively created a “new” company. As a paging carrier, Teletouch owned and maintained the network infrastructure required to provide the paging services over a large geographic territory covering 10 states. As a master distributor for AT&T wireless services, Teletouch’s operations are now all located in Texas with distribution of these services limited to parts of Texas and Arkansas. As discussed throughout this Report, immediately prior to the acquisition, PCI was owned by TLL Partners, LLC, a Delaware LLC (“TLLP”), which also owns approximately 80% of the outstanding common stock of Teletouch. TLLP is also controlled by Robert McMurrey, Chairman and Chief Executive Officer of Teletouch. The common ownership of PCI and Teletouch resulted in accounting treatment whereby the financials of PCI and those of Teletouch were consolidated for all historical periods as if Teletouch had always owned PCI. Further, the sale of the paging business, representing substantially all of the operations of “old” Teletouch, are reported as discontinued operations in the financial reports for all periods presented. This presentation method is required by Generally Accepted Accounting Principles (“GAAP”) but does create some challenges in reconciling the previously filed reports on Teletouch with the information contained herein. Because of the significance of these transactions to the Company’s business during 2007 and the continuing efforts to restructure the new business for future growth, the 2007 results may not be indicative of our performance and results of operations going forward.

Due to the common ownership of Teletouch and PCI, the acquisition of PCI was accounted for as a reorganization of entities under common control, which requires that the acquisition be accounted for in a manner similar to a “pooling of interests.” The impact of the pooling of interests was to consolidate the historical basis of PCI’s net assets and the operating results of PCI with those of Teletouch for all periods presented in this report. Therefore, the historical balance sheet and statement of operations amounts of Teletouch discussed in this discussion and analysis of Teletouch have been restated to include the net assets and liabilities and the operating results of PCI as if Teletouch had always owned PCI. Upon the completion of the acquisition in August 2006, PCI adopted Teletouch’s May fiscal year end. For reporting and combination purposes, PCI’s financials were prepared on Teletouch’s fiscal year basis for the year ended May 31, 2006. To effect the pooling of interest combination, PCI’s balance sheets and income statements as of and for the years ending December 31, 2005, May 31, 2006 and May 31, 2007 were consolidated with the balance sheets and income statements of Teletouch as of and for the years ended May 31, 2005, 2006 and 2007, respectively. This consolidation method results in an overlap of PCI’s results of continuing operations for the period June 1, 2005 through December 31, 2005 whereby these same results are included in the Teletouch’s May 31, 2005 and the May 31, 2006 consolidated statements of operations. See further discussion of the accounting treatment for the acquisition of PCI in Note 1 included in Part II - Item 8 – “Consolidated Financial Statements and Supplementary Data.”

Overview

Teletouch has been a provider of telecommunications services for over 40 years, providing two-way radio services in Texas, GPS-telemetry and public safety/emergency response vehicle products and services throughout the U.S. Until the sale of its paging business in August 2006, Teletouch also provided paging services in non-major metropolitan areas and communities in the southeast United States. The Company provided paging services in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Missouri, Oklahoma, Texas and Tennessee. Late in 2007, Teletouch began selling safety/emergency response vehicle products and services business under the brand Teletouch EVP. The EVP business is a complementary offering to the Company’s existing two-way radio business, and through 2008, the Company has continued to expand its product lines to include light bars, sirens and other accessories used in or on emergency response vehicles through a number of distribution agreements with manufacturers of these products.

Following the sale of the paging business and the acquisition of PCI in August 2006, Teletouch’s core-business has been acquiring, billing and supporting cellular subscribers under a recurring revenue relationship with AT&T Wireless. The original distribution agreement between PCI and AT&T had been in place for more than 20 years. Teletouch, through it subsidiary, PCI, is a leading provider of AT&T cellular services (voice, data and entertainment), as well as other mobile, portable and personal electronics products and services to individuals, businesses and government agencies. The Company operates a chain of retail stores and sells under the “Hawk Electronics” brand, through Hawk-branded sub-agents and its own direct sales force and through the Internet at various web sites. As a master distributor for AT&T, the Company controls the entire customer relationship, including initiating and maintaining the cellular service agreements, rating the cellular plans, providing complete customer care, underwriting new account acquisitions and providing multi-service billing, collections and account maintenance. Also acquired as part of the PCI acquisition, Teletouch now operates a national wholesale distribution business, known as PCI Wholesale that serves smaller cellular and automotive retailers, car dealers and rural cellular carriers throughout the country.

Results of Operations for the fiscal years ended May 31, 2007, 2006 and 2005

Operating revenues are primarily generated from the Company’s cellular, wholesale and two-way radio operations and are comprised of a mix of service, rent and maintenance revenues as well as product revenues. Service, rent and maintenance revenues are generated primarily from the Company’s cellular and two-way radio operations. Within the cellular operations, the primary service revenues are generated from the sale of recurring cellular subscription services under a master distributor agreement with AT&T. Within the two-way radio operations, service revenues are generated by the sale of subscription radio services on the Company’s owned radio network as well as from the sale of maintenance services on customer owned radio equipment. The Company generates other service revenues from some of its ancillary and smaller operations, including telemetry services, landline telephone services, internet services and satellite television services.

The majority of the Company’s product sales are generated within its wholesale operations and is comprised of cellular telephones, cellular accessories and 12 volt mobile electronics, which are sold to smaller dealers and carriers throughout the United States. Within the cellular operations of the Company, product sales are comprised primarily of cellular telephones and accessories sold through retail stores, outside salespeople and agents to generate recurring cellular subscription revenues. Two-way radio operations’ products are comprised of radios and service parts for radio communication systems.

Service, rent and maintenance revenues and related costs are recognized during the period in which the service is rendered. Associated acquisition costs are expensed as incurred. For the Company’s product sales, revenue is recognized when delivery occurs, the customer takes title and assumes risk of loss, terms are fixed and determinable and collectibility is reasonably assured. The Company does not generally grant rights of return. However, late in the fourth quarter of 2005, PCI rolled out a 30 day return / exchange program for new cellular subscribers in order to match programs put in place by most of the other cellular carriers. During the 30 days, a customer may return all cellular equipment and cancel service with no penalty. Reserves for returns, price discounts and rebates are estimated using historical averages, open return requests, recent product sell-through activity and market conditions. No reserves have been recorded for the 30 day cellular return program since only a very small number of customers utilize this return program and many fail to meet all of the requirements of the program, which include returning the phone equipment in new condition with no visible damage.

Since 1987, the Company has held agreements with AT&T, which allowed the Company to offer cellular service and customer service to AT&T customers in exchange for certain compensation and fees. The Company is responsible for the billing and collection of cellular charges from these customers and remits a percentage of the cellular billings generated to AT&T. Based on its relationship with AT&T, the Company has evaluated its reporting of revenues, under Emerging Issues Task Force Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” (“EITF 99-19”) associated with its services attached to the AT&T agreements.

Based on its assessment of the indicators listed in EITF 99-19, the Company has concluded that the AT&T services provided by the Company should be reported on a net basis. The Company does bill and assume the collections risk on 100% of the cellular services used by its customers. However, under a net basis of reporting these revenues, only the excess of the gross customer billings over the contractual percentage of these billed amounts paid to AT&T is reported as revenue on the Company’s financials.

Cost of providing service, rent and maintenance consists primarily of costs related to supporting the Company’s cellular subscriber base under the master distributor agreement with AT&T including:

•

Costs of recurring revenue features that are added to the cellular subscribers’ accounts by the Company which are not subject to the revenue sharing arrangement with AT&T; such features include roadside and emergency assistance programs and handset and accessory warranty programs.

•

Cost of third-party roaming charges that are passed through to the Company by AT&T. Roaming charges are incurred when a cellular subscriber leaves the designated calling area and utilizes a carrier, other than AT&T, to complete the cellular call. The Company is charged by AT&T 100% of these charges incurred by its customer base.

•

Costs to operate and maintain our customer service department to provide billing support and facilitate account changes for cellular service subscribers. These costs primarily include the related payroll and benefits costs as well as telecommunication charges for inbound toll-free numbers and outbound long distance.

Cost of products sold consists of the net book value of items sold from the Company’s operating segments, which are cellular telephones, accessories, two-way radio and 12 volt mobile electronics and their related accessories as well as the expenses and write-downs of equipment and accessory inventory for shrinkage and obsolescence. We recognize cost of products sold, other than costs related to write-downs of equipment and accessory inventory for shrinkage and obsolescence, when title passes to the customer. In the Company’s wholesale operations, products and accessories are sold to customers at pricing above the Company’s cost. However, the Company will generally sell cellular telephones below cost to customers as an inducement to customers to agree to one-year and two-year subscription contracts, to upgrade service and extend existing subscription contracts or in connection with other promotions. The resulting equipment subsidy to the majority of the Company’s cellular customers is fairly standard in the cellular industry and is treated as an acquisition cost of the related recurring cellular subscription revenues. This acquisition cost is expensed by the Company when the cellular equipment is sold with the expectation that the subsidy will be recovered through margins on the cellular subscription revenues over the contract term with the customer.

Selling and general and administrative costs primarily consist of customer acquisition costs, including the costs of our retail stores, sales commissions paid to internal salespeople and agents, payroll costs associated with our retail and direct sales force, billing costs, information technology operations, bad debt expense and back office support activities, including customer retention, legal, finance, marketing, human resources, strategic planning and technology and product development, along with the related payroll and facilities costs. Also included in selling and general and administrative costs are the ongoing costs of maintaining Teletouch as a public company, which include audit, legal and other professional and regulatory fees.

Service, Rent and Maintenance Revenue for fiscal years ended May 31, 2007, 2006 and 2005

The service, rent and maintenance revenues shown below have been grouped and are discussed by the Company’s reportable operating segments as defined under GAAP. These operating segments represent the major business units that are regularly evaluated by management and for which separate financial records are maintained. The other category includes the service revenues generated by the remaining operations of the Company that individually do not meet the quantitative requirements for reporting separately under GAAP, including car dealer installation, telemetry, satellite television and landline telephone services.

	Year Ended May 31,						2007 vs 2006		2006 vs 2005
(dollars in thousands)	2007	% of Oper Rev	2006	% of Oper Rev	2005	% of Oper Rev	$ Change	% Change	$ Change	% Change
Service, rent, and maintenance revenue
Cellular operations
Gross cellular subscription billings	$60,329		$57,778		$56,935		$2,551	4%	$843	1%
Net revenue adjustment (revenue share due AT&T)	(36,219)		(34,772)		(34,068)		(1,447)	4%	(704)	2%

Net revenue reported from cellular subscription billings	24,110	43%	23,006	39%	22,867	37%	1,104	5%	139	1%
Other service revenue	735	1%	885	1%	839	1%	(150)	-17%	46	5%

Cellular operations total service revenues:	24,845	44%	23,891	40%	23,706	38%	954	4%	185	1%
Two-way radio operations	1,697	3%	1,877	3%	1,732	3%	(180)	-10%	145	8%
Other operations	1,006	2%	1,582	2%	1,934	3%	(576)	-36%	(352)	-18%

Service, rent, and maintenance revenue	$27,548	49%	$27,350	45%	$27,372	44%	$198	1%	$(22)	0%

Total operating revenues	$56,244		$59,643		$61,561		$(3,399)	-6%	$(1,918)	-3%

Gross cellular subscription billings - are measured as the total recurring monthly cellular service charges invoiced to the Company’s AT&T wireless subscribers for which a fixed percentage of the dollars invoiced are retained by the Company as compensation for the services it provides to these subscribers and for which the Company takes full (100%) accounts receivable risk before deducting certain revenue sharing amounts that are payable to AT&T under the Company’s current billing and customer service agreements. The Company uses the calculation of gross billings to measure the Company’s overall growth rate, as well as common industry metrics of Average Revenue Per Unit (“ARPU”), Cash Cost Per User (“CCPU”) and Cost Per Gross Add (“CPGA”), each of which are also considered non-GAAP performance measures.

Service, Rent and Maintenance Revenue Discussion for fiscal years ended May 31, 2007 and 2006

The 4% increase in the cellular segment gross subscriptions billings for fiscal year ended May 31, 2007 compared to fiscal year ended May 31, 2006 resulted primarily from a change in the usage patterns of the Company’s cellular subscribers. During 2007, the Company experienced a transition in the equipment purchased within the customer base from standard mobile units to an increase in purchases of Personal Data Assistants (“PDAs’), resulting in an increase in data usage from the cellular customer base. For fiscal year ended May 31, 2007, the Company billed approximately $4.8 million in data revenues on a gross basis compared to $2.7 million for the fiscal year ended May 31, 2006. On a net revenue basis, these additional gross billings contributed approximately $535,000 in net revenues to the Company during 2007. This increase was offset by a decline in activations year after year. Beginning in 2006, activations began to level off from previous years as the market has become saturated. The Company had approximately 16,000 and 14,000 activations during the fiscal years ended May 31, 2005 and 2006, respectively. In 2007, activations dropped to approximately 11,000 for the Company.

The decrease in other service revenue within the cellular segment for the fiscal year ended May 31, 2007 compared to fiscal year ended May 31, 2006 is attributable to less labor revenues recorded due to a decrease in installation work for area automotive dealerships as well as a decrease in DISH and DirectTV satellite installations in the Dallas / Forth Worth area.

The 10% decrease in two-way service revenue for fiscal year ended May 31, 2007 compared to the fiscal year ended May 31, 2006 is attributable to a loss of LTR radio subscribers in the Dallas / Fort Worth market through fiscal 2006 due to a combination of ongoing system issues experienced after the acquisition of this network from Delta Communications, Inc. in January 2004 and service issues. At May 2005, the Company had 2,191 LTR subscribers in the DFW market and by May 2006 this subscriber base had declined to 1,721 (approximately 21% decline in subscribers) which resulted in monthly recurring service revenues in the DFW market to decline from approximately $41,000 per month in May 2005 to $29,000 per month in May 2006. Through 2007, the Company was able to stabilize its networks in the DFW market, resulting in a slight growth in this customer base and its related recurring revenues. As of May 2007, there were 1,776 LTR subscribers in the DFW market with monthly recurring billings totaling approximately $31,000.

The decline in service revenues from the Company’s other operations in fiscal year ended May 31, 2007 compared to fiscal year ended May 31, 2006 was primarily due to the shutdown of the Company’s answering service operations in the spring of 2006. The Company provided answering services and call center support for external customers and for its own security monitoring operations. In September 2005, the Company sold all of its security monitoring operations and thereafter found it difficult to justify the ongoing operating costs of maintaining the answering service operations and decided to exit this business in 2006. Following the sale of the Company’s security monitoring operations, the Company made the decision to shutdown its security related service department operations, which provided services including pre-wiring of residential homes for security systems and service and repair of existing security systems. The Company concluded the service operations were not profitable enough to maintain on a stand-alone basis following the sale of the security operations. During fiscal year 2006, the service department revenues were approximately $387,000 with no similar revenues in fiscal year 2007. Other business operations showed declines in service revenue for the fiscal year ended May 31, 2007 compared to fiscal year May 31, 2006 including pager and landline services due to declining subscriber bases.

Service, Rent and Maintenance Revenue Discussion for fiscal years ended May 31, 2006 and 2005

Fiscal year ended May 31, 2006 revenues for the cellular subscription billings remained relatively flat compared the same revenues for the fiscal year ended May 31, 2005. Although activations were down year after year, approximately 16,000 for the period ended May 31, 2005 compared to approximately 14,000 for the same period ended 2006, the Company experienced an increase in revenues for other features added to customers’ cellular bills for which no revenues are shared with AT&T, such as “Hawk Promise,” a company managed cellular accessory warranty program, roadside and emergency assistance programs and cellular handset replacement insurance.

The increase in other service revenue within the cellular segment for fiscal year ended May 31, 2006 compared to fiscal year ended May 31, 2005 is primarily due to the phase out of billing discounts granted to customers who purchased multiple services from the Company on a monthly basis including cellular, landline, security and pager services.

The $145,000 increase in two-way service revenue for fiscal year ended May 31, 2006 compared to fiscal year ended May 31, 2005 is due primarily to acquiring new maintenance and repair contract customers as well as upgrading existing service contract customers with additional radios to their fleet resulting in increased service billings for Teletouch.

Cost of Service, Rent and Maintenance for fiscal years ended May 31, 2007, 2006 and 2005

Cost of service, rent and maintenance expense consists of the following significant expense items:

	Year Ended May 31,			2007 vs 2006		2006 vs 2005
(dollars in thousands)	2007	2006	2005	$ Change	% Change	$ Change	% Change
Cost of service, rent and maintenance
Cellular operations	$9,947	$9,882	$9,477	$65	1%	$405	4%
Two-way operations	1,983	1,982	1,484	1	0%	498	34%
Other operations	1,215	2,107	1,969	(892)	-42%	138	7%

Total cost of service, rent and maintenance	$13,145	$13,971	$12,930	$(826)	-6%	$1,041	8%

Cost of Service, Rent and Maintenance Discussion for fiscal years ended May 31, 2007 and May 31, 2006

The decline in cost of service, rent and maintenance from the Company’s other operations for fiscal year ended May 31, 2007 compared to fiscal year ended May 31, 2006 is primarily due to the shutdown of the Company’s answering service operations in the spring of 2006 and cost of services related to the telemetry business. In fiscal year 2007, the Company decided not to expand the telemetry business due to a competitive service market and the Company’s lack of infrastructure to support the telemetry products and customers. The Company also experienced a decline in paging and landline cost of services due to declining subscriber bases.

Cost of Service, Rent and Maintenance Discussion for fiscal years ended May 31, 2006 and May 31, 2005

The cellular segment cost of service, rent and maintenance consisted of the following significant costs for fiscal years ended May 31, 2006 and May 31, 2005:

	Year Ended May 31,		2006 vs 2005
(dollars in thousands)	2006	2005	$ Change	% Change
Cellular cost of service, rent and maintenance
Third-party cost of recurring cellular revenues	$4,970	$5,115	$(145)	-3%
Salaries and other personnel expenses	3,180	3,062	118	4%
Billing expenses	770	786	(16)	-2%
Office expenses	192	166	26	16%
Other expenses	770	348	422	121%

Total Cellular cost of service, rent and maintenance	$9,882	$9,477	$405	4%

The increase in the cellular segment cost of service, rent and maintenance for the fiscal year ended May 31, 2006 compared to fiscal year ended May 31, 2005 is related to an increase in computer maintenance expenses related the cellular service operations.

The increase in the two-way segment cost of service, rent and maintenance for the fiscal year ended May 31, 2006 compared to the fiscal year ended May 31, 2005 is attributable to an increase in the quantity of tower leases along with an increase in salaries and other personnel costs due to the realignment of personnel in the first quarter of fiscal year ended 2006 in preparation of the sale of the paging operations.

Sales Revenue and Cost of Products Sold for fiscal years ended May 31, 2007, 2006 and 2005

The sales revenues and related cost of products sold shown below have been grouped and are discussed by the Company’s reportable operating segments as defined under GAAP. These operating segments represent the major business units that are regularly evaluated by management and for which separate financial records are maintained. The other category includes the product sales and cost of products sold of the remaining operations of the Company that individually do not meet the quantitative requirements for reporting separately under GAAP including car dealer installation, telemetry and satellite television.

	Year Ended May 31,						2007 vs 2006		2006 vs 2005
(dollars in thousands)	2007	% of Oper Rev	2006	% of Oper Rev	2005	% of Oper Rev	$ Change	% Change	$ Change	% Change
Product Sales Revenue
Cellular operations	$9,154	16%	$10,262	17%	$10,165	17%	$(1,108)	-11%	$97	1%
Wholesale operations	13,688	24%	15,099	25%	15,550	25%	(1,411)	-9%	(451)	-3%
Two-way radio operations	3,085	5%	3,289	6%	3,780	6%	(204)	-6%	(491)	-13%
Other operations	2,769	6%	3,643	7%	4,694	8%	(874)	-24%	(1,051)	-22%

Total product sales revenue	28,696	51%	32,293	55%	34,189	56%	(3,597)	-11%	(1,896)	-6%

Cost of products sold
Cellular operations	8,849		9,336		8,780		(487)	-5%	556	6%
Wholesale operations	12,218		13,139		14,271		(921)	-7%	(1,132)	-8%
Two-way radio operations	2,126		2,154		3,112		(28)	-1%	(958)	-31%
Other operations	1,930		2,411		3,257		(481)	-20%	(846)	-26%

Cost of products sold	$25,123		$27,040		$29,420		$(1,917)	-7%	$(2,380)	-8%
Total operating revenues	$56,244		$59,643		$61,561		$(3,399)	-6%	$(1,918)	-3%

Sales Revenue and Cost of Products Sold Discussion for fiscal years ended May 31, 2007 and May 31, 2006

Product sales revenue: The 11% decline in cellular operations product sales is primarily attributable to a decline in cellular phone activations in the fiscal year ended May 31, 2007 compared to the fiscal year ended May 31, 2006. Activations began to level off from previous years as the market has become saturated. The Company had approximately 16,000 and 14,000 cellular subscriber activations during the fiscal years ended May 31, 2005 and 2006, respectively. In 2007, new cellular subscriber activations dropped to approximately 11,000 for the Company, a 21% decrease from fiscal year 2006. The decline in activations year after year not only affects cellular service revenues but also impacts the Company’s product sales because the Company usually sells a cellular phone and a variety of accessories with each new subscriber activation.

The 9% decline in the wholesale operations product sales for the fiscal year ended May 31, 2007 compared to the fiscal year ended May 31, 2006 was primarily due the Company’s restructuring during the fall of 2006, which included the acquisition of PCI by Teletouch. Due to the delays in the Company’s filings caused by challenges with the audits of PCI, the Company’s common stock was delisted from the American Stock Exchange. As a result, the Company began experiencing a tightening of credit with its vendors during these events, and it became difficult at times during fiscal year 2007 to procure equipment for the wholesale segment. In addition, the Company saw a decrease in wholesale car audio equipment sales due to a decline in the number of smaller audio retail dealers in the market. Over several years the automotive manufacturers began to equip new vehicles with more sophisticated audio equipment, which reduces the need for audio equipment upgrades for consumers.

The Company’s two-way radio segment experienced a 6% decrease in product sales revenue in the fiscal year ended May 31, 2007 compared to the fiscal year ended May 31, 2006 due to fewer radio communication system upgrades for municipalities and a decline in radio parts sales due to a decline in repairs, maintenance and installations. In 2005 and 2006, these municipalities had upgraded many of their communication systems using grant monies made available under certain Homeland Security programs. These prior year upgrades limited the need for additional communication equipment purchases and repairs of existing equipment during fiscal year 2007.

The decrease in other operations product sales revenue for fiscal year ended May 31, 2007 compared to fiscal year ended May 31, 2006 is primarily due to a decrease in car audio parts sold from car dealer operations of the Company. The car dealer product sales revenues were affected in fiscal year 2007 due to the closure of a retail outlet. The decrease is also attributable to the decline in telemetry product sales due to the Company’s decision not to support further sales of telemetry products and the competitive telemetry product market.

Cost of products sold: The 7% decrease in cost of products sold for the fiscal year ended May 31, 2007 compared to the fiscal year ended May 31, 2006 is attributable primarily to the overall decrease in product sales revenues across the Company’s business segments. This decline was partially offset by an increase in inventory obsolescence expense. The Company recognized inventory obsolescence expenses for the fiscal year ended May 31, 2007 of $641,000 compared to $343,000 for the fiscal year ended May 31, 2006. During 2007, the Company experienced significant inventory obsolescence related to car audio products as well as certain discontinued cellular equipment due primarily to certain 2007 purchases made without anticipating the decline in demand for some of these products in the wholesale operations.

Sales Revenue and Cost of Products Sold Discussion for fiscal years ended May 31, 2006 and May 31, 2005

Product sales revenue: The Company’s wholesale segment recognized a 3% decline in product sales revenue in the fiscal year ended May 31, 2006 compared to the fiscal year ended May 31, 2005 due to a reduction in the car audio product line as well as a decline in cellular equipment sales.

The 13% decline in product sales revenue for the Company’s two-way segment for the fiscal year ended May 31, 2006 compared to the fiscal year ended May 31, 2005 is attributable to a decline in entities utilizing federal grant monies under the Homeland Security programs coupled with delays in completing several large projects before the fiscal year end. However, the Company completed a number of projects in May 2006 resulting in billed equipment revenues of $405,000, which was the second largest equipment sales month in the two-way radio division’s history.

The decrease in other operations product sales revenue for the fiscal year ended May 31, 2006 compared to the fiscal year ended May 31, 2005 is due to the decline in car audio product sales revenue from the Company’s car dealer operations. The car dealer product sales revenue declined due to a competitive market for car audio parts, including competition from automotive manufacturers, who continued to upgrade new vehicles with premium audio equipment. The decrease in product revenue sales in this category also decreased in the fiscal year ended May 31, 2006 compared to the fiscal year ended May 31, 2005 due to the termination of security parts’ sales from the Company’s security service department, which was shutdown following the sale of the Company’s security monitoring operations in September 2005.

Cost of products sold: The 8% decline in cost of products sold for the fiscal year ended May 31, 2006 compared to the fiscal year ended May 31, 2005 is attributable primarily to the decline in product sales revenue across the Company’s business segments as well as a decrease in inventory obsolescence expenses. The inventory obsolescence expenses for the fiscal year ended May 31, 2006 was $343,000 compared to $1,794,000 for the fiscal year ended May 31, 2005. During 2005, the Company experienced significant inventory obsolescence related to its struggling telemetry business as well as recording impairment charges related to certain slow moving two-way inventory.

Selling and General and Administrative Expenses for fiscal years ended May 31, 2007, 2006, 2005

Selling and general and administrative expenses consist of the following significant expense items:

(dollars in thousands)	Year Ended May 31			2007 vs 2006		2006 vs 2005
	2007	2006	2005	$ Change	% Change	$ Change	% Change
Selling and general and administrative expenses
Salaries and other personnel expenses	$12,961	$13,371	$15,080	$(410)	-3%	$(1,709)	-11%
Office expense	2,041	2,226	2,223	(185)	-8%	3	0%
Advertising expense	1,078	1,200	1,336	(122)	-10%	(136)	-10%
Professional fees	2,635	2,477	2,273	158	6%	204	9%
Taxes and licenses fees	256	320	309	(64)	-20%	11	4%
Stock-based compensation expense	153	78	(53)	75	96%	131	247%
Other expenses	2,209	2,207	2,518	2	0%	(311)	-12%

Total selling, general, and administrative expenses	$21,333	$21,879	$23,686	$(546)	-2%	$(1,807)	-8%

Selling and General and Administrative Expenses Discussion for fiscal years ended May 31, 2007 and May 31, 2006

The decrease in salaries and other personnel expense for the fiscal year ended May 31, 2007 compared to the fiscal year ended May 31, 2006 is due primarily to a reduction in the number of employees across many of the Company’s business segments. During the fall of 2006, the Company completed its combination of Teletouch and Progressive Concepts, Inc. and began to restructure its departments within the organization to bring its cost structure more in line with the Company’s remaining businesses. In addition, there was a decrease in agent commission expenses during fiscal year 2007 when compared to fiscal year 2006 due to fewer active agents.

The decrease in office expenses for the fiscal year ended May 31, 2007 compared to the fiscal year ended May 31, 2006 is attributable to a reduction in office lease expenses as well as maintenance expenses related to the leased buildings and office equipment.

The decrease in advertising expense for the fiscal year ended May 31, 2007 compared to the fiscal year ended May 31, 2006 was primarily due to management’s decision to reduce advertising spending due to the Company’s realigned cost structure and revised business segments. The Company’s primary business was operating as a master distributor for AT&T whereby it sold the same cellular phones and services as AT&T. Because of the significant advertising done by AT&T, which included the listing of the Hawk Electronics locations, the Company decided that its own advertising efforts were not making a significant impact on the number of activation or sales revenues, so management reduced its advertising spending.

The increase in professional fees for the fiscal year ended May 31, 2007 compared to the fiscal year ended May 31, 2006 is related to additional accounting, legal and consulting fees associated with the completion of the Company’s debt restructuring and subsequent acquisition of Progressive Concepts, Inc. in August 2006. The significance of this acquisition was evaluated in accordance with Rule 3-05 of Regulation S-X to determine which PCI audited financial statements would be required for the Teletouch Communications, Inc. 8-KA, which was subsequently filed in the fiscal year ended May 31, 2008. It was concluded three years of audited financial statements were required for the filing.

Prior to the acquisition, PCI was a privately held company with financial statements based on a calendar year, which were historically included in the audited consolidated financial statements of its prior parent company. The Company engaged one audit firm to complete the calendar year 2005 audit for PCI and another audit firm to complete the stand-alone audit of PCI for its calendar years 2003 and 2004. Subsequent to the commencement of the work on PCI’s 2005 calendar year audit, it became clear that a greater amount of time would be required to complete the PCI audit than originally estimated, therefore increasing the amount of accounting fees recognized in the fiscal year ended May 31, 2007.

The decrease in taxes and licenses fees for fiscal year ended May 31, 2007 compared to the fiscal year ended May 31, 2006 is primarily attributable to Texas sales tax penalties and fees of $29,000 incurred in fiscal year 2006 related to a Texas sales tax audit of Teletouch. A portion of the decrease is related to a decrease in property taxes year over year due to the Company’s declining fixed asset values as well as a reduction of inventory on hand.

The increase in stock-based compensation expense for fiscal year ended May 31, 2007 compared to the fiscal year ended May 31, 2006 is due partly to the adoption of Statement of Financial Accounting Standards No. 123(R) (“SFAS123(R)”), “Share-Based Payment” on June 1, 2006. Under SFAS 123(R) the Company is required to measure and recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. During fiscal year 2007, the Company issued 1,791,250 stock options to its executive management and 40,000 stock options to its directors and recorded $153,000 in stock-based compensation expense.

Selling and General and Administrative Expenses Discussion for fiscal years ended May 31, 2006 and May 31, 2005

The decrease in salaries and other personnel expense for the fiscal year ended May 31, 2006 compared to the fiscal year ended May 31, 2005 is primarily attributable to a reduction in corporate and telemetry personnel in the first quarter of the fiscal year ended May 31, 2006 in preparation of the sale of the paging operations as well as management’s decision to reduce the telemetry operations. The decline in these expenses is also related to a decrease in commission expense, which corresponds directly with fewer product sales in the fiscal year ended May 31, 2006 compared to the fiscal year ended May 31, 2005.

The decrease in advertising expense for the fiscal year ended May 31, 2006 compared to the fiscal year ended May 31, 2005 is directly related to the reduction of corporate marketing personnel in the first quarter of the fiscal year ended May 31, 2006 in preparation of the sale of the paging operations and revision of the Company’s operating product lines.

The increase in professional fees for the fiscal year ended May 31, 2006 compared to the fiscal year ended May 31, 2005 is due to additional accounting and legal fees attributable to the Company’s response to a SEC comment letter related to the Company’s Form 10-K for the fiscal year ended May 31, 2004, which was subsequently amended and filed in November 2005. The Company first received comments from the SEC in February 2005. Additional professional fees were incurred during the year related to the negotiation of an asset purchase agreement for the sale of the paging business, which was finalized in August 2005 and subsequently terminated in August 2006.

The increase in stock-based compensation expense for the fiscal year ended May 31, 2006 compared to the fiscal year ended May 31, 2005 is attributable to the modification of the Company’s former President’s stock options in the third quarter of fiscal year 2006 upon his resignation in December 2005. This modification involved extending the exercise period of these stock options an additional nine months beyond their normal expiration, which resulted in a one-time charge of $90,000 to stock compensation expense during the third quarter of 2006.

The decrease in other expenses for the fiscal year ended May 31, 2006 compared to the fiscal year ended May 31, 2005 is related to fewer bank and credit card charges due to a reduced number of bank accounts. The decrease is also attributable to lower non-personnel insurance premiums, particularly related to the renewal of the Company’s directors and officers liability policy.

Other Operating Expenses for fiscal years ended May 31, 2007, 2006 and 2005

(dollars in thousands)	Year Ended May 31			2007 vs 2006		2006 vs 2005
	2007	2006	2005	$ Change	% Change	$ Change	% Change
Other Operating Expenses
Depreciation and amortization	$1,899	$3,371	$3,275	$(1,472)	-44%	$96	3%
Impairment of goodwill	—	—	551	—	0%	(551)	-100%
Loss on disposal of assets	7	189	388	(182)	-96%	(199)	-51%

Total other operating expenses	$1,906	$3,560	$4,214	$(1,654)	-46%	$(654)	-16%

Depreciation and amortization: Depreciation and amortization expense as reported is comprised of the following:

(dollars in thousands)	Year Ended May 31			2007 vs 2006		2006 vs 2005
	2007	2006	2005	$ Change	% Change	$ Change	% Change
Other Operating Expenses
Depreciation	$987	$1,778	$1,458	$(791)	-44%	$320	22%
Amortization	912	1,593	1,817	$(681)	-43%	$(224)	-12%

Total other operating expenses	$1,899	$3,371	$3,275	$(1,472)	-44%	$96	3%

The decrease in depreciation expense for the fiscal year ended May 31, 2007 compared to the fiscal year ended May 31, 2006 is due to the Company’s continuing effort to reduce capital spending only as necessary to maintain the two-way infrastructure as well as upgrading computer equipment throughout the Company. The decrease is also related to the aging of the existing capital assets that have been fully depreciated in the fiscal year ended May 31, 2007. Approximately $4,000,000 of fixed assets became fully depreciated in the fiscal year ended May 31, 2007.

The decrease in amortization expense for the fiscal year ended May 31, 2007 compared to the fiscal year ended May 31, 2006 is primarily due to certain intangible assets that were fully amortized in fiscal year 2006.

Impairment of goodwill: In accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) the Company performs an annual impairment test of goodwill. The Company evaluates goodwill at the reporting segment level as of March 1st of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. As required by SFAS 142, the impairment test is accomplished using a two-step approach. The first step screens for impairment, and when impairment is indicated, a second step is employed to measure the impairment. The Company performed its annual goodwill and intangible asset impairment analysis, using the SFAS 142 approach described above, during the fiscal year ended May 31, 2007. Based on the analysis performed, no impairment charge was recorded during fiscal year 2007.

The Company recorded a goodwill impairment charge during the fourth quarter of fiscal year 2005 of $551,000 presented as an operating expense, which resulted primarily from a decline in the profitability of the Dallas / Fort Worth two-way radio operations within the two-way radio reporting segment of the Company. The goodwill impairment was recorded due to the decreased sales in our logic trunked radio sales resulting from increased competition in the market from other two-way radio provider and cellular companies, lower demand for these services and limited sales staff during the year focusing on this portion of the business. The reduced LTR sales activity was not significant to the operations of the business during the year, although the cumulative effect on the LTR subscriber base results in lower future cash flow projections than the Company anticipated upon acquiring the business, which in turn resulted in a reduced fair market value of the reporting segment’s assets.

Loss on disposal of assets: The loss on disposal of assets recorded in the fiscal year ended May 31, 2006 is primarily related to the write off of the telemetry Lifeguard II assets. The loss on disposal of assets recorded in the fiscal year ended May 31, 2005 is attributable to a Teletouch fixed asset physical inventory, which identified certain assets the Company no longer owned. No similar disposals of assets were recorded during fiscal year ended 2007.

Interest Expense, Net of Interest Income for the fiscal years ended May 31, 2007, 2006 and 2005 is as follows:

(dollars in thousands)	Year Ended May 31			2007 vs 2006		2006 vs 2005
	2007	2006	2005	$ Change	% Change	$ Change	% Change
Interest expense, net	$3,733	$5,051	$5,023	$(1,318)	-26%	$28	1%

Interest expense recorded for all periods presented is a combination of cash interest and non-cash payable in-kind interest, primarily related to senior and subordinated debt of PCI. PCI had two primary loan facilities through the August 2006 restructuring transactions immediately preceding the acquisition of PCI by Teletouch. Because PCI was accounted for in a manner similar to a pooling of interests, the historical financials of PCI, including interest on debt obligations of PCI prior to Teletouch’s acquisition, are now reported in Teletouch’s consolidated financial statements.

In August 2006, PCI paid $10,000,000 of its $18,700,000 senior debt payable to Fortress Credit Corp., (“Fortress”) and was conditionally released from all of its remaining prior institutional debt, and its assets were conditionally released from all related liens. The remaining $8,700,000 payable to Fortress was assumed by TLLP, the parent company of Teletouch, with the common stock of Teletouch owned by TLLP pledged as collateral against the senior debt. Concurrent with the assumption of the senior debt by TLLP, PCI, Teletouch and Fortress entered into a Transaction Party Agreement (“TPA”), which provided Fortress with certain control over the ongoing operations of Teletouch and PCI as well as provided for the contingent re-instatement of the liens on PCI assets if certain conditions were not maintained by either Teletouch or PCI. TLLP is a holding company with no operations with a minimal amount of cash on hand and may be dependent upon selling a sufficient number of shares it owns in Teletouch common stock or upon the cash flows of Teletouch through the receipt of future cash dividends to service its outstanding debt obligations. The Company has no current agreements with TLLP to fund cash nor does it have any current plans to declare dividends in order to allow TLLP to meet the debt obligations. Because of the conditional nature of the release, the Company is still deemed to be the primary obligor under the debt in accordance with the relevant accounting literature so the debt payable to Fortress continues to be presented as an obligation of the Company subsequent to the August 2006 and the related interest expense recorded even though TLLP assumed responsibility for all future cash payments on the senior debt in August 2006. In May 2008, the Company was successful in negotiating a full release from the TPA and has removed the Fortress debt obligation from its financials as of that date (see Note 19 “Subsequent Events” to Notes to Consolidated Financial Statements for discussion of the May 2008 transactions).

In order raise sufficient cash to make the $10,000,000 payment to Fortress, PCI entered into a new factoring facility with Thermo secured by PCI’s accounts receivable, which provided approximately up to $10,000,000 of available advances against PCI’s accounts receivable. On August 11, 2006 approximately $6,200,000 was advanced to PCI under the factoring facility, which was primarily used to make the required payment to Fortress. The Thermo factoring facility has been further amended in May 2007 and in February 2008 and as of the date of this Report, provides up to $15,000,000, depending on the amount of accounts receivable available to pledge to Thermo. The discount fees on each of the advanced fundings by Thermo are recorded as interest expense on the Company’s Consolidated Statement of Operations.

In addition, prior to the acquisition of PCI by Teletouch, PCI’s previous subordinated lenders, Stratford Capital Partners, L.P., and Retail & Restaurant Growth Capital, L.P., agreed to exchange their approximately $9,782,000 of debt in PCI into 4,350,000 shares of Teletouch Common Stock owned by TLLP and a Preferred A Membership Interest by TLLP.

As a result of the above transactions, primarily the conversion of PCI’s subordinated debt to equity of TLLP, the Company has had a significant reduction in interest expense following the August 2006 transactions. Interest expense on the subordinated debt obligations of PCI was $306,000 in the fiscal year ended May 31, 2007 (through August 2006) as compared to $1,460,000 and $1,375,000 in the fiscal years ended May 31, 2006 and 2005, respectively. During the fiscal year ended May 31, 2007 and following the August 2006 transactions, the Company recorded non-cash interest expense of $1,465,000 related to the Fortress senior debt compared to $1,134,000 and $1,796,000 of interest expense recorded in the fiscal years ended May 31, 2006 and 2005 respectively.

The Company also recorded interest expense, net of interest income related to the accretion of common stock purchase warrants and common stock payable as well as interest related to bank debt used to refinance a term loan and various automobile notes.

Income Tax Provision (Benefit) for the fiscal year ended May 31, 2007, 2006 and 2005

In all three fiscal years presented, the combined operations of the Company did not generate a federal tax liability. In the fiscal year ended May 31, 2007, the Company recorded $114,000 in state tax expenses, which included a five month accrual for the new Texas margin tax which was implemented for the privilege period beginning January 1, 2008. The margin tax was imposed using the Company’s fiscal year ended May 31, 2007 gross receipts from business conducted in Texas less a cost of goods sold deduction. The Company’s expenses related to the Texas margin tax is expected to increase significantly in future fiscal years due to the acquisition of PCI in the fiscal year ended May 31, 2007. In years prior to 2007, the Company’s expenses attributable to state taxes were immaterial in nature. In the fiscal year ended May 31, 2006, a valuation allowance adjustment of $152,000 was recorded against the deferred tax assets to reflect the estimate that these assets may not be realizable in the future given the inability of the Company to forecast future net income. In the fiscal year ended May 31, 2005, the Company recorded an income tax benefit of $673,000 due to the carryback of losses. These carrybacks resulted in refund from the Internal Revenue Service, which was subsequently received by the Company in fiscal year 2006.

Net Loss

Teletouch’s net loss for the fiscal years ended May 31, 2007, 2006 and 2005 is as follows:

(dollars in thousands)	Year Ended May 31			2007 vs 2006		2006 vs 2005
	2007	2006	2005	$ Change	% Change	$ Change	% Change
Net loss	$(8,079)	$(8,117)	$(2,986)	$38	0%	$(5,131)	172%

The $5,131,000 increase in net loss for the fiscal year ended May 31, 2006 compared to the fiscal year ended May 31, 2005 is primarily attributable to the $10,278,000 gain on the sale of assets related to the discontinued security monitoring operations recorded in the fiscal year ended May 31, 2005. The net loss increase in the fiscal year ended May 31, 2006 compared to the fiscal year ended May 31, 2005 is offset by a $2,278,000 Teletouch net loss decrease. The net loss decrease year over year was primarily attributable to a $1,000,000 decrease in depreciation expense as well as an approximately $1,100,000 decrease in inventory obsolescence expense. In addition the net loss increase in the fiscal year ended May 31, 2006 compared to the fiscal year ended May 31, 2005 is offset due the presentation of the PCI operations consolidated with the Teletouch operations in a manner similar to a pooling of interests (see Note 1 “Principles of Consolidation” for additional information on the periods consolidated). For fiscal year ended May 31, 2006, the Teletouch and PCI Statement of Operations are consolidated by using the period of June 1, 2005 to May 31, 2006. For fiscal year ended May 31, 2005 the Teletouch Statement of Operations for the period of June 1, 2004 to May 31, 2005 are consolidated with the PCI Statement of Operations for the period of January 1, 2005 to December 31, 2005. The PCI Statement of Operations used in the fiscal year ended May 31, 2005 consolidation included a $2,815,000 loss from the discontinued security monitoring operations whereby the PCI Statement of Operations used in the fiscal year ended May 31, 2006 consolidation didn’t include a similar loss due to the discontinued security monitoring operations.

FINANCIAL CONDITION

(dollars in thousands)	Years Ended May 31			2007 vs 2006		2006 vs 2005
	2007	2006	2005	$ Change	% Change	$ Change	% Change
Cash provided by (used in) operating activities	$2,185	$1,333	$(2,813)	$852	64%	$4,146	-147%
Cash provided by (used in) investing activities	3,743	(1,233)	9,434	4,976	-404%	(10,667)	-113%
Cash used in financing activities	(708)	(595)	(5,130)	(113)	19%	4,535	-88%

Net increase (decrease) in cash	$5,220	$(495)	$1,491	$5,715		$(1,986)

Operating Activities

Teletouch’s cash balance was approximately $7,824,000 at May 31, 2007 as compared to $2,604,000 and $3,099,000 at May 31, 2006 and 2005, respectively.

The increase in cash provided by operations during the fiscal year ended May 31, 2007 as compared to the fiscal year ended May 31, 2006 is attributable to an increase in the change of the Company’s operating liabilities. The increase was due to disputed intracompany roaming costs and/or charges by AT&T along with other contractual issues. The Company continued to accrue for the monthly intracompany roaming costs and/or charges billed by AT&T in its Consolidated Statement of Operations but delayed significant payments to AT&T until final resolution of the disputes was reached in June 2007.

The increase in cash provided by operations during the fiscal year ended May 31, 2006 as compared to the fiscal year ended May 31, 2005 is primarily due to the presentation of the PCI operations consolidated with the Teletouch operations in a manner similar to a pooling of interests. PCI had a net loss from operations of $2,644,000 for the period of January 1, 2006 through May 31, 2006 as compared to a $4,115,000 net loss from operations for the period of January 1, 2005 through May 31, 2005. The later period included results from the operations of the discontinued security monitoring business, which was the leading contributor in the net loss difference. The security monitoring business was subsequently sold in September 2005.

Investing Activities

Cash provided by investing activities increased during the fiscal year ended May 31, 2007 compared to the fiscal year ended May 31, 2006 due to the Company receiving $3,083,000 in proceeds related to the sale of assets of the paging business. In addition the Company reduced its capital expenditures, primarily related to leased pagers since the paging business was sold in August 2006. The Company also reduced cash certificate of deposits by $600,000 with two of its suppliers within the fiscal year ended May 31, 2007.

Cash provided by investing activities decreased during the fiscal year ended May 31, 2006 as compared to the fiscal year ended May 31, 2005 due to $11,007,000 in proceeds received from the sale of the assets of the security monitoring business in September 2005.

Financing Activities

The increase in cash used by financing activities for the fiscal year ended May 31, 2007 as compared to the fiscal year ended May 31, 2006 is primarily due to a $10,000,000 principal payment made to the PCI senior debt holder, Fortress Credit Corporation, offset by borrowings received from Thermo Credit, LLC due to the factoring of the PCI accounts receivable beginning in August 2006.

The decrease in cash used by financing activities for the fiscal year ended May 31, 2006 as compared to the fiscal year ended May 31, 2005 is attributable to a decrease in debt payments related to the discontinued security monitoring business. State Hawk, a wholly owned subsidiary of PCI, made monthly debt payments related to a $12,000,000 revolving credit facility with Capital Source Finance, LLC. In addition to the debt payments made by State Hawk, PCI made a $2,500,000 principal payment to its senior debt holder, Fortress Credit Corporation. The debt payments made in the fiscal year ended May 31, 2005 were offset by borrowings received from the sale of the State Hawk residential security monitoring contracts along with a $3,000,000 funding to PCI from an amended loan agreement with Fortress.

Current Position/Future Requirements

Teletouch’s primary focus prior to 2005 was on positioning the Company for growth through the recapitalization of its debt and certain equity securities and the restructuring of its operations to maximize efficiency and profitability. By 2005, the Company was mostly debt free but was seeking new financing to provide growth capital to finance future acquisitions as well as to grow its struggling telemetry business. The Company’s efforts to raise new capital during 2005 were not successful primarily because lenders were concerned that the core paging business of Teletouch had experienced several years of declining revenues and was projected to continue declining. Early in 2006, the Company decided to sell its paging business and use the proceeds to purchase one or more growing businesses and begin redefining the Company based on these acquisitions. By the middle of 2006, the Company had identified the opportunity to acquire its sister company PCI, which is a provider of cellular services under a master distributor agreement with AT&T. Additionally, the Company decided that it could no longer sustain the losses generated by its telemetry business and began to restructure these operations. During the second half of 2006, the Company made the decision to exit the hardware and engineering portion of its telemetry business. As of the date of this Report, the Company continues to maintain its telemetry data services for a small telemetry customer base that remains.

Most of the efforts in 2007 and continuing through 2008 were focused on the integration issues related to the acquisition of PCI as well as on securing financing to complete one or more acquisitions to provide revenue growth for the Company. PCI had historically been a privately held company and there were many challenges related to migrating the systems and processes of PCI to those required of a public company. Since the August 2006 acquisition of PCI, the Company has struggled to complete the required audits because of the condition of the financial records of PCI. Because of the delays in completing these audits, the Company was unable to maintain current standing with it regulatory reporting requirements and was delisted from the American Stock Exchange. The efforts during 2007 and 2008 to rebuild the financial systems at PCI in order to complete the required audits have required significant internal resources as well as resulted in significant cash expenses for audit and other professional services.

Another equally as important focus at PCI has been on improving profitability. PCI has generated net losses in several of its recent years, and our focus has been on implementing cost control initiatives at PCI while seeking additional opportunities to grow revenues. The Company continues to evaluate new electronic products to introduce in its retail business and website outlets that could be marketed to its existing customer base. PCI’s nearly 80,000 cellular subscribers are comprised of individuals and businesses of higher than average credit worthiness due to PCI’s stringent credit standards.

Cellular & Wholesale Segments

During the fiscal year ended May 31, 2007, the Company’s wholesale operations at the PCI subsidiary struggled partly due to a tightening of credit with the Company’s vendors resulting from the financial reporting troubles after the acquisition and in part due to a decline in demand for the mobile electronics products that historically represented the majority of the wholesale revenues. Through 2008, the Company has been successful in stabilizing its vendor relationships as well as expanding the product offerings in its wholesale operations. The Company continues to distribute mobile electronics products in 2008, but currently its revenues from the wholesale distribution of cellular phones and accessories have surpassed the revenues from mobile electronics. The Company will continue to focus on expanding its distributor relationships and expand its cellular equipment offerings for wholesale distribution.

During 2007, the Company’s cellular operations improved in profitability primarily because of cost reduction initiatives. Late in 2006, the Company began to notice a significant increase in the cost of the cellular services (particularly charges for airtime used when a subscriber places calls outside of their cellular calling area – “roaming”) and concluded that AT&T was improperly charging the Company for roaming. In December 2005, the Company began to withhold payment for the improper charges but continued to recognize this expense, resulting in approximately $1.7 million in additional roaming charges in 2007. In spite of these additional costs, margins on recurring cellular revenues improved in 2007 as a result of additional sales of features offered by PCI, including cellular phone and accessory warranty programs and roadside and emergency assistance packages. Beginning in fiscal year 2008, the Company embarked on several new advertising campaigns to boost cellular activations to offset subscriber attrition resulting from the Company’s being prevented by AT&T from offering the iPhone to its customer base. Because of the quick acceptance of the iPhone, PCI’s marketing efforts were not successful in generating sufficient additional activations to offset the subscriber losses due to the introduction of the iPhone.

Two-way Segment

During fiscal year 2005, Teletouch was able to secure several sales contracts with entities utilizing recently released Homeland Security funds from the federal government. These sales contracts significantly increased the revenues of the two-way radio business during that year. During 2006 and 2007 the availability and spending of Homeland Security funds declined, resulting in a reduction in revenues. The Company cannot predict whether these funds will continue to be made available in the future and it forecasting limited revenue growth from the core radio business over the next couple of years. Teletouch’s long-term relationships and reputation with these city, county and local entities over its almost 44 year presence in East Texas has allowed the Company to procure this business to date. The Company’s management believes it is positioned to be successful in procuring more of this business as the Homeland Security funds will be made available.

Late in 2006, the Company began selling emergency vehicle products under several master distributor agreement with its suppliers. The product line includes virtually any aftermarket accessory that would be added to a vehicle to in the public safety industry but primarily include light bars and sirens. In the markets that Teletouch operates two-way radio services, many of the customers for emergency vehicle products are the same customers that we have provided two-way radio services to for many years. Because Teletouch’s two-way radio service centers are equipped with trained installation technicians, the Company can currently provide installation services for its emergency vehicle products in the East Texas and Dallas / Fort Worth, Texas markets.

Fiscal 2009 Requirements

For 2009, a large part of Teletouch’s efforts will be on regaining timeliness in its financial reporting as well as remediating any deficiencies identified in its internal controls over financial reporting, as defined in Section 404 of the Sarbanes-Oxley Act of 2002. The current deficiencies in its financial reporting were caused primarily by the acquisition of PCI in August 2006. Since that time its inability to complete its audits and file the required financials has hindered the Company’s ability to secure additional financing to grow the business. Until these financial reporting and audit matters are concluded, the Company will continue to manage closely its operating expenses in an effort to improve profitability but in 2009 it will focus more on new business development across all of its business units. Since the August 2006 acquisition of PCI, many personnel and process changes have been completed to allow for and promote organic growth in its current business units. In order to realize this organic growth, the Company has added additional sales personnel and locations, increased its internet marketing activities and enhanced its systems and processes to allow for the timely integration of new product lines. In addition, several acquisition targets have been identified, which would be complementary to the business. Additionally, upon timeliness in its financial reporting and audits, the Company is hopeful that it will be able to secure the necessary financing to complete one or more of these acquisitions in 2009.

The core business of Teletouch is currently providing cellular services to customers through PCI’s distribution agreements with AT&T. The primary distribution agreement with AT&T expires in September 2009. The Company cannot guarantee this agreement with AT&T will be extended but is currently in discussions with AT&T to negotiate an extension of the existing agreement or an alternate distribution agreement with AT&T. Under the terms of the current distribution agreement, if the agreement is not renewed by AT&T, the Company would be allowed to continue to provide services to its existing subscribers until these subscribers terminate service. Under this scenario the Company could experience accelerated reductions in its cellular service revenues beginning in September 2009 due to its inability to replace customers that disconnect service in the normal course of business. Because of the potential change in the Company’s cellular services business, the Company is aggressively working to develop its other business units as well as evaluating its alternatives to maintain the recurring revenues generated by its current cellular subscriber base.

Liquidity

During 2007, the Company’s primary source of liquidity was provided by a financing facility provided by Thermo Credit, LLC (“Thermo”). Additionally, as part of the August 2006 debt restructuring, PCI entered into a new financing facility with Thermo secured by PCI’s accounts receivable, which provided approximately up to $10,000,000 of available borrowing against PCI’s accounts receivable (the “Thermo Factoring Debt”).

Under the Thermo Factoring Debt, Thermo agreed to provide borrowing availability to PCI up to $10,000,000. The advance rate was initially set at 70% of the accounts receivable pledged against the facility. However, the advance rate can increase at Thermo’s discretion based upon factors detailed in the agreement. Immediately following the closing of the Thermo Factoring Debt, the advance rate was increased to 85% of the receivables pledged. The Thermo Factoring Debt provided for an initial discount fee of 1.0% (with additional discount fees computed as the accounts receivable aged) and 5% contingency reserve. Additionally, PCI is not allowed to borrow against receivables that are not collected within 120 days or that are otherwise rejected under the agreement.

On May 18, 2007, the Company and Thermo amended the Thermo Factoring Debt to increase the overall borrowing limit to $13,000,000, set a fixed discount fee on receivables pledged at 1.45% and allow for certain advances on “pre-billed receivables” (“Amendment No. 1 to the Thermo Factoring Debt”). The pre-billed receivables concept arose due to the recurring nature of the cellular billings generated by the Company to customers that are under contracts. Under the terms of the cellular service contracts, customers are required to provide 30 days notice to cancel their service. This cancellation policy provides the Company with one additional month of guaranteed billing under the cellular service contracts if the cancellation notice has not been received prior to generating the current billing (and pledging this receivable against the Thermo Factoring Debt). Under the terms of Amendment No. 1 to the Thermo Factoring Debt, the Company creates a “pseudo billing” file for the following months recurring billing and Thermo advances against these pre-billed receivables at an initial advance rate of 80% with the advance rate scheduled to step down quarterly through June 2008 to an advance rate at that date of 60% against these pre-billed receivables. The discount fee charged against pre-billed receivables was fixed at 1% under this amendment.

As of May 31, 2007, the Company had $4,727,000 in borrowings against billed accounts receivable and $3,625,000 in borrowings against pre-billed receivables under the Thermo Factoring Debt. The Thermo Factoring Debt provides for an 85% advance rate against a maximum amount of $13,000,000 in receivables that can be pledged by the Company, thereby providing for maximum cash availability of $11,050,000. With total outstanding borrowings of $8,352,000 against the Thermo Factoring Debt, the Company had available borrowings of approximately $2,698,000 if sufficient receivables could be generated to pledge to Thermo.

In February 2008, the Company and Thermo entered into the second amendment to the Thermo Factoring Debt, which primarily provided for an increase to the overall borrowing limit to $15,000,000. See “Second Amendment to the Thermo Factoring and Security Agreement” under Note 19 of Notes to the Consolidated financial statements for additional discussion.

In April 2008, the Company entered into a Loan and Security Agreement with Thermo (the “Thermo Loan Agreement”), to secure a Revolving Credit Facility providing for initial availability of up to $5,000,000. Beginning November 30, 2008, the availability under the Thermo Loan Agreement is reduced monthly by an amount equal to the average principal balance outstanding for that month divided by 60 (the “Monthly Step Down”). See “Thermo Revolving Credit” under Note 19 to the Consolidated Financial Statements for additional discussion.

There is no assurance that the Company will be able to improve its cash flow from operations, obtain additional third party financing, generate additional new revenues or complete any acquisitions it is evaluating. Even upon the Company’s completion of the restructuring of its debt obligations in August 2006, the Company has only been able to partially improve its working capital deficit and shareholder’s equity deficit. The Company continues to seek additional debt and equity financing to ensure it is able to meet its remaining trade and remaining debt obligations as well as provide sufficient working capital to continue and to grow its operations. Under the current financing arrangements with Thermo, the Company has the ability to generate sufficient cash to support its daily operations. If the financing arrangement with Thermo was terminated, the Company would prefer to secure additional financing for future obligations. If the Company was unsuccessful in its efforts to secure additional financing, the Company may be unable to meet its obligations and might be forced to seek protection from its creditors. The Company believes that its cash from operations coupled with availability under its financing arrangements with Thermo will be sufficient to meet its cash obligations for the next twelve months. However, if the financing arrangements with Thermo were interrupted or terminated during this period, the Company would have to secure additional financing to meet its cash obligations.

Obligations and Commitments

As of May 31, 2007, our contractual payment obligations under our long-term debt agreements and operating leases for office and transmitter locations are indicated in the table below. For purposes of the table below, other current liabilities is comprised of certain redeemable common stock warrants issued in conjunction with the Company’s debt restructuring in May 2002. Also included below under debt obligations is a senior debt obligation that was assumed by Teletouch’s parent company, TLLP, in August 2006. This senior debt obligation continues to be reported by Company as discussed below.

Payments Due By Period

(in thousands)

Significant Contractual Obligations	Total	2008	2009	2010	2011	Thereafter
Debt obligations, including interest	$24,332	$20,311	$313	$303	$302	$3,103
Operating lease obligations	2,985	1,134	625	485	317	424
Other current liabilities	3,000	3,000	—	—	—	—

Total significant contractual cash obligations	$30,317	$24,445	$938	$788	$619	$3,527

Redeemable Common Stock Purchase Warrants: In November 2002, the Company issued 6,000,000 redeemable common stock purchase warrants as part of a debt restructuring it completed in fiscal year 2003 (the “GM Warrants”). The GM Warrants were redeemable in December 2007 at $0.50 each. As of May 31, 2007, the Company has recorded these warrants as a current liability at their fair value of $3,000,000 (shown above under “Other current liabilities”). The GM Warrants were being accreted in value over time to their redemption value of $3,000,000 in May 2007 according to their original terms. See Note 13 of Notes to the Consolidated Financial Statements for additional information on the GM Warrants.

Teletouch’s Parent Company Senior Debt

On August 11, 2006, Teletouch became the owner of all of the issued and outstanding equity securities of PCI, by virtue of the contribution of 100% of the issued and outstanding equity securities of PCI to Teletouch by TLLP, without the issuance of any monetary or stock consideration by Teletouch (the “PCI Acquisition”). Immediately preceding the PCI Acquisition, PCI and certain of its affiliates entered into a debt restructuring, pursuant to which (i) PCI paid $10,000,000 of its outstanding senior debt balance to Fortress Credit Corp. (the “Senior Debt”), PCI’s senior lender (“Fortress”); (ii) PCI was conditionally released from all of its remaining prior institutional debt, and its assets were conditionally released from all related liens and (iii) certain prior debt obligations of PCI were assumed by TLLP.

Concurrently with the PCI Acquisition, PCI, Teletouch and Fortress entered into a Transaction Party Agreement (“TPA”), which provided Fortress with certain control over the ongoing operations of Teletouch and PCI as well as provided for the contingent re-instatement of the liens on PCI assets if certain conditions were not maintained by either Teletouch or PCI. A TPA was required by Fortress in order to assure that PCI or Teletouch would not take actions which in Fortress’ view could reduce the value of Fortress’ security. Under the terms of the TPA both PCI and Teletouch were bound to comply with certain negative covenants. If either PCI or Teletouch had breached the TPA or violated any of the negative covenants then Fortress could have reinstated the Senior Debt at PCI to the fullest extent available under the law as if the debt restructuring had never occurred. PCI was conditionally released from having any future payment obligations under the Senior Debt as long as the terms of the TPA were not violated. However, in accordance with Statement of Financial Accounting Standard No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), PCI must be legally released from being the primary obligor under the Senior Debt in order to de-recognize this liability. Because of the existence of the TPA which allows Fortress limited control of PCI and Teletouch and a contingent ability to reinstate the debt at PCI, we believe that PCI has not been fully released from being the primary obligor under the Senior Debt as contemplated by SFAS 140 as of May 31, 2007. In addition, TLLP is a holding company with no operations with a minimal amount of cash on hand and may be dependent upon selling a sufficient number of shares it owns in Teletouch common stock or upon the cash flows of Teletouch through the receipt of future cash dividends to service its outstanding debt obligations. The Company has no current agreements with TLLP to fund cash nor does it have any current plans to declare dividends in order to allow TLLP to meet the debt obligations. Therefore, PCI and Teletouch will continue to report the Senior Debt as a liability on its balance sheet until such time as the debt is fully satisfied by TLLP or when PCI and Teletouch are released from the TPA.

In May 2008, the Company was successful in negotiating a full release from the TPA and has removed the Senior Debt from its balance sheet as of that date (see Note 19 “Subsequent Events” for discussion of the May 2008 transactions).

Included in the table above under “Debt obligations, including interest” and showing as payable in 2008 is $11,539,000 payable under the Senior Debt that was assumed by TLLP, in August 2006. The amount payable under the Senior Debt in 2008 includes a balance of $9,878,000 payable at May 31, 2007 (as reported on Teletouch’s Consolidated Balance Sheet as a current liability as of May 31, 2007 ) and $1,661,000 interest that accrued on this senior debt from June 1, 2006 through May 16, 2008 (the date of the release from the TPA discussed above).

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

Basis of Presentation and Accounting Treatment For The Acquisition of PCI by Teletouch: The consolidated financial statements include the accounts of Teletouch Communications, Inc., a Delaware corporation and Progressive Concepts, Inc., a wholly owned subsidiary.

The PCI contribution is considered a reorganization of entities under common control since both PCI and Teletouch were under the common control of TLLP prior to the reorganization. Prior to the reorganization, TLLP controlled 100% of the outstanding common stock of PCI and approximately 80% of the outstanding common stock of Teletouch. In accordance with the accounting guidance under Emerging Issues Task Force Issue No. 90-5, “Exchanges of Ownership Interests Between Entities Under Common Control” and Appendix D of Statement of Financial Accounting Standards No. 141, “Business Combinations,” the PCI contribution will be accounted for in a manner similar to a pooling of interests, which means that the historical basis of the net assets of PCI will be combined with those of Teletouch. As a result of this reorganization and because PCI will be consolidated with Teletouch, PCI’s year end will change from a calendar year ending December 31 to a fiscal year ending May 31 for financial reporting purposes.

The Company has filed three years of audited financial statements, as well as the five months ended May 31, 2006 and 2005 for PCI in its Amendment No. 1 to its Current Report on Form 8-K Amendment No. 1, which was filed with the Securities and Exchange Commission on May 9, 2008.

Allowance for Doubtful Accounts: The Company performs periodic credit evaluations of its customer base and extends credit to virtually all of its customers on an uncollateralized basis.

In determining the adequacy of the allowance for doubtful accounts, management considers a number of factors including historical collections experience, aging of the receivable portfolio, financial condition of the customer and industry conditions. The Company considers an account receivable past due when customers exceed the terms of payment granted to them by the Company. The Company writes off its fully reserved accounts receivable when it has exhausted all collection efforts.

Accounts receivable are presented net of an allowance for doubtful accounts of $527,000 and $501,000 at May 31, 2007 and May 31, 2006, respectively. Based on the information available to the Company, management believes the allowance for doubtful accounts as of those periods are adequate. However, actual write-offs may exceed the recorded allowance.

Reserve for Inventory Obsolescence: Inventories are stated at the lower of cost (primarily on a moving average basis), which approximates actual cost determined on a first-in, first-out (“FIFO”) basis, or fair market value and are comprised of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors, including recent sales trends, industry market conditions and economic conditions. In assessing the reserve, management also considers price protection credits or other incentives, such as volume incentive rebates the Company has received from the vendor. In addition, management established specific valuation allowances for discontinued inventory based on its prior experience liquidating this type of inventory. Through the Company’s wholesale distribution channel, it is successful in liquidating the majority of any inventory that becomes obsolete. The Company has many different electronics suppliers, all of which provide reasonable notification of model changes which allows the Company to minimize its level of discontinued or obsolete inventory. Actual results could differ from those estimates. Inventories are stated on the Company’s consolidated balance sheet net of a reserve for obsolescence of $518,000 and $362,000 at May 31, 2007 and May 31, 2006, respectively.

Impairment of Long-Lived Assets: In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,”, the Company evaluates the recoverability of the carrying value of its long-lived assets based on estimated undiscounted cash flows to be generated from such assets. If the undiscounted cash flows indicate an impairment, then the carrying value of the assets being evaluated is written-down to the estimated fair value of those assets. In assessing the recoverability of these assets, the Company must project estimated cash flows, which are based on various operating assumptions, such as average revenue per unit in service, disconnect rates, sales productivity ratios and expenses. Management develops these cash flow projections on a periodic basis and reviews the projections based on actual operating trends. The projections assume that general economic conditions will continue unchanged throughout the projection period and that their potential impact on capital spending and revenues will not fluctuate. Projected revenues are based on the Company’s estimate of units in service and average revenue per unit as well as revenue from various new product initiatives. Projected revenues assume a continued decline in cellular service revenue while projected operating expenses are based upon historic experience and expected market conditions adjusted to reflect an expected decrease in expenses resulting from cost saving initiatives.

The Company’s review of the carrying value of its tangible long-lived assets at May 31, 2007 and May 31, 2006 indicates that the carrying value of these assets will be recoverable through estimated future cash flows. Because of the sustained losses the Company has incurred during the past several years, the Company also reviewed the market value of the assets. The market value review indicates that the market value exceeds the carrying value at each period presented herein.

The most significant long-lived tangible asset owned by the Company is the Fort Worth, Texas corporate office building and the associated land. The Company has received periodic appraisals of the fair value of this property. In each instance the appraised value continues to appreciate and exceeds the carrying value of the property. The evaluation of the Company’s long-lived intangible assets is discussed in Note 2 under “Intangible Assets.” Under the same premise as the long-lived tangible assets, their market values were also evaluated and the Company determined that based primarily on the market value and supported by the Company’s cash flow projections, there was no impairment of these assets. If the cash flow estimates or the significant operating assumptions upon which they are based change in the future, the Company may be required to record additional impairment charges related to its long-lived assets.

If the cash flow estimates or the significant operating assumptions upon which they are based change in the future, Teletouch may be required to record additional impairment charges related to its long-lived assets.

Provision for Income Taxes: The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109 “Accounting for Income Taxes,” (“SFAS 109”) using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods. On November 1, 2005, the Company became a member of the consolidated tax group of Progressive Concepts Communications, Inc. as a result of PCCI’s gaining control of over 80% of the outstanding common stock of Teletouch on that date. PCCI gained control of Teletouch’s common stock through the conversion by TLL Partners, LLC, PCCI’s wholly owned subsidiary, of all of its shares of the Company’s outstanding Series C Preferred Stock into 43,500,000 shares of common stock on November 1, 2005. As of November 1, 2005, TLLP was a disregarded entity for federal tax purposes since it was at that time a single member limited liability company (“LLC”). Therefore, the parent company for federal tax purposes was deemed to be PCCI. The Company continued to account for its taxes under SFAS 109 and record its deferred taxes on a stand-alone basis while part of PCCI’s consolidated tax group. In August 2006, as a result certain debt restructuring activities involving TLLP, Teletouch’s direct parent and PCCI’s wholly owned subsidiary, the Company broke from the PCCI tax group due to new TLLP shares that were issued as part of this restructuring, which resulted in TLLP no longer being disregarded for tax purposes. Beginning in August 2006, TLLP is taxed as a partnership, and the Company is again separately liable for its federal income taxes.

Goodwill: Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized but instead are tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The SFAS 142 goodwill impairment model is a two-step process. The first step compares the fair value of a reporting unit that has goodwill assigned to its carrying value. The fair value of a reporting unit using discounted cash flow analysis is estimated. If the fair value of the reporting unit is determined to be less than its carrying value, a second step is performed to compute the amount of goodwill impairment, if any. Step two allocates the fair value of the reporting unit to the reporting unit’s net assets other than goodwill. The excess of the fair value of the reporting unit over the amounts assigned to its net assets other than goodwill is considered the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the carrying value of its goodwill. Any shortfall represents the amount of goodwill impairment. Under the guidance of SFAS 142, companies are required to test for impairment of intangible assets with indefinite lives at least annually. Teletouch’s only intangible asset with an indefinite life is goodwill, which was acquired in January 2004 as part of the purchase of the two-way radio assets of Delta Communications, Inc. (see Note 14). The Company decided to test this goodwill annually on March 1st, the first day of its fourth fiscal quarter, of each year unless an event occurs that would cause the Company to believe the value is impaired at an interim date.

Using the SFAS 142 approach described in the previous paragraph, the Company recorded a goodwill impairment charge during the fourth quarter of fiscal 2005 of $551,000 presented as an operating expense, which resulted primarily from a decline in the profitability of the Dallas / Fort Worth two-way radio operations within the two-way radio reporting segment of the Company. The goodwill impairment was recorded due to the decreased sales in logic trunked radio (“LTR”) sales resulting from increased competition in the market from other two-way radio provider and cellular companies, lower demand for these services and limited sales staff during the year focusing on this portion of the business. The reduced LTR sales activity was not significant to the operations of the business during the year, although the cumulative effect on the LTR subscriber base resulted in lower future cash flow projections than the Company anticipated upon acquiring the business, which in turn resulted in a reduced fair market value of the assets of the reporting segment.

At March 1, 2007, the Company evaluated the carrying value of its goodwill associated with its two-way business and has concluded that no impairment of its goodwill is required this year. The Company estimates the fair value of its two-way business using a discounted cash flow method. No changes have occurred in the two-way business during 2007 that indicated any impairment of the goodwill. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. In evaluating impairment the Company estimates the sum of the expected future cash flows derived from such goodwill. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. A significant change in cash flows in the future could result in an additional impairment of goodwill.

Revenue Recognition: Teletouch recognizes revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable, and (4) collectibility is reasonably assured. Teletouch believes, relative to sales of products, that all of these conditions are met; therefore, product revenue is recognized at the time of shipment.

The Company primarily generates revenues through billing services and product sales. Billing services include customer billings for cellular airtime, landline service, long distance service, internet service and pager service. Product sales include sales of cellular telephones, accessories and car and home audio products through the Company’s retail and wholesale operations.

Revenues and related costs generated through the Company’s billing services are recognized during the period in which the service is rendered. Associated acquisition costs are expensed as incurred. For the Company’s product sales, revenue is recognized when delivery occurs, the customer takes title and assumes risk of loss, terms are fixed and determinable and collectibility is reasonably assured. The Company does not generally grant rights of return. However, late in the fourth quarter of 2005, PCI initiated a 30 day return / exchange program for new cellular subscribers in order to match programs put in place by most of the other cellular carriers. During the 30 days, a customer may return all cellular equipment and cancel service with no penalty. Reserves for returns, price discounts and rebates are estimated using historical averages, open return requests, recent product sell-through activity and market conditions. No reserves have been recorded for the 30 day cellular return program since only a very small number of customers utilize this return program and many fail to meet all of the requirements of the program, which include returning the phone equipment in new condition with no visible damage. In addition, it is typical to incur losses on the sale of the cellular phone equipment related to signing up customers under a cellular airtime contract; therefore, any reserves recorded for customer returns would be an accrual of gains via reversing the losses incurred on the original cellular phone sale transaction. The Company does not believe accruing for the potential gains would be in accordance with GAAP but rather records this gain in the period that it actually realized.

Since 1987, the Company has held agreements with AT&T, which allowed the Company to offer cellular service and customer service to AT&T customers in exchange for certain compensation and fees. The Company is responsible for the billing and collection of cellular charges from these customers and remits a percentage of the cellular billings generated to AT&T. Based on its relationship with AT&T, the Company has evaluated its reporting of revenues, under “Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent,” (“EITF 99-19”) associated with its services attached to the AT&T agreements.

Based on its assessment of the indicators listed in EITF 99-19, the Company has concluded that the AT&T services provided by the Company should be reported on a net basis.

Deferred revenue represents prepaid monthly service fees paid by customers.

Stock-Based Compensation: Upon adoption of Statement of Financial Accounting Standard No. 123 (revised 2004) (“SFAS 123(R)”) on June 1, 2006, we began estimating the value of employee stock options on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial disclosure in accordance with SFAS 123. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. We calculated our expected volatility assumption required in the Black-Scholes model based on the historical volatility of our stock. As of June 1, 2006 we have adopted the modified prospective transition method and its effect is included in our consolidated financial statements for the 12 months ended May 31, 2007. We will update these assumptions on at least an annual basis and on an interim basis if significant changes to the assumptions are warranted.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R) (“SFAS 141(R)”). This statement amends SFAS 141, “Business Combinations,”, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) are effective for the Company on June 1, 2009. The Company does not expect the adoption of SFAS 141(R) to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The provisions of SFAS 160 are effective for the Company on June 1, 2009. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial statements.

In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159 a company may elect to use fair value to measure financial instruments and certain other items, which may reduce the need to apply complex hedge accounting provisions in order to mitigate volatility in reported earnings. The fair value election is irrevocable and is generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. The provisions of SFAS 159 are effective for the Company on June 1, 2008.

In September 2006, FASB issued SFAS 157, “Fair Value Measurements.” This Statement defines fair value and provides guidance for how to measure fair value. SFAS 157 applies to assets and liabilities required or permitted to be measured at fair value under other accounting pronouncements; however, this statement does not provide guidance whether assets and liabilities are required or permitted to be measured at fair value. The provisions of SFAS 157 are effective for the Company on June 1, 2008. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial statements.

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. This interpretation requires the recognition of a tax position when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position. FIN 48 will become effective for the Company beginning in fiscal year 2008. The Company is currently evaluating what effect the adoption of FIN 48 will have on the Company’s future results of operations and financial condition.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We did not have any foreign currency hedges or other derivative financial instruments as of May 31, 2007. We do not enter into financial instruments for trading or speculative purposes and does not currently utilize derivative financial instruments. Our operations are conducted in the United States and are not subject to material foreign currency exchange rate risk.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item are included in this report in Part IV, Item 15 beginning on page F-1.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, under the supervision and with the participation of management, including the Chief Executive Officer (“principal executive officer) and Chief Financial Officer (“principal financial officer”) (the “Certifying Officers”), the Company conducted an evaluation of its disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the

term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. The Certifying Officers have evaluated our disclosure controls as of May 31, 2007 and have determined that certain control deficiencies (discussed below) constitute a material weakness in our system of internal control over financial reporting as of such date, which has caused significant delays in completing the consolidated financial statements for the Company’s year ended May 31, 2007 and in restating the consolidated financial statements for the years ended May 31, 2006 and 2005 to include the pooling of PCI due to the acquisition in August 2006.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

Deficiencies in Internal Control Over Financial Reporting

As previously reported on August 11, 2006, Teletouch acquired all of the issued and outstanding equity securities of Progressive Concepts, Inc. (“PCI”), through the contribution of 100% of the issued and outstanding equity securities of PCI to Teletouch by TLL Partners, LLC, the holder of approximately 80% of Teletouch’s outstanding common stock, without the issuance of any monetary or stock consideration by Teletouch. The Company intended to file the historical audited financial statements of PCI within the statutorily prescribed timeframe in October 2006. Prior to the acquisition, PCI was a privately-held company with financial statements based on a calendar year, which were historically included in the audited consolidated financial statements of its prior parent company, Progressive Concepts Communications, Inc. (“PCCI”). As of the date of acquisition, the most recent PCCI audit that had been completed was as of December 31, 2004. Teletouch engaged its auditors, BDO Seidman, LLP, to complete a PCI audit for calendar year 2005 and engaged PCI’s previous parent company’s auditors, Fort Worth-based Whitley Penn LLP, to audit PCI for the 2003 and 2004 calendar years on a stand-alone basis. Subsequent to BDO’s commencement of its work on PCI’s 2005 calendar year audit, it became clear that a greater than originally estimated amount of time and effort would be required to complete the PCI audit due to a lack of completed and accurate general ledger account reconciliations, difficulty in locating support for material entries made to PCI’s historical books due to breakdown in the records retention policy at PCI and certain integrity issues identified with PCI’s internally developed general ledger system.

In addition, Teletouch had significant difficulty in segregating various business and related accounting events from the current and prior period PCCI consolidated financials, including related subsidiary transactions, discontinued (sold) operations and other accounting matters. Given the significant number of these business transactions conducted by PCI in 2005, the ability to create separate current and prior period financial reports for PCI’s operations on a stand-alone basis caused substantial unanticipated delays.

Remediation Steps to Address Material Weakness

As of the date of this Report, the Company has remediated the deficiencies in the PCI accounting systems and records that caused the breakdown in its disclosure controls. Teletouch completed a conversion of PCI’s accounting system to a new platform, which included a rebuilding of PCI’s internal accounting records from 2003 and all periods thereafter. Beginning with 2005, the first period for which audited financials were to be prepared following the acquisition of PCI, all accounting transactions, specifically non-standard transactions, were reviewed or re-created and all account reconciliations not previously completed were prepared. Most accounting personnel previously employed by PCI have been replaced since the acquisition and all current accounting personnel have been adequately trained on the current systems and the processes related to reconciliations of the financial records. In addition, Teletouch’s policy for records retention was implemented at PCI and all staff members have been trained on this policy.

However, the delays encountered in the completion of this Report have prevented the Company from filing any subsequent financial statements. As of the date of this Report, the Company is delinquent in filings its Quarterly Reports on Form 10-Q for the periods ended August 31, 2006, November 30, 2006, February 28, 2007, August 31, 2007, November 30, 2007 and February 29, 2008. The Company will also be delinquent in filing its Annual Report on Form 10-K for its year ended May 31, 2008 which was due on August 31, 2008. The Company is currently taking steps, including the hiring of additional accounting personnel and the utilization of outside contractors to expedite the completion of all of its delinquent filings and plans to be current in its filings by December 2008. The Company is currently targeting to file its Annual Report on Form 10-K for its year ended May 31, 2008 by the end of October 2008 and will then proceed to complete and file all of its delinquent Quarterly Reports on Form 10-Q unless it is able to get relief from the SEC for the fiscal year 2006 Quarterly Reports.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of all Teletouch directors and executive officers as of May 31, 2007. Officers are appointed by, and serve at the pleasure of, the Board:

Name	Age (1)	Title
Robert M. McMurrey (4)(6)	61	Chairman of the Board of Directors and Chief Executive Officer
Thomas A. “Kip” Hyde, Jr. (7)	45	President and Chief Operating Officer
Douglas E. Sloan (8)	39	Chief Financial Officer, Treasurer and Corporate Secretary
Clifford E. McFarland (4)	51	Director
Marshall G. Webb (2)(3)(5)	64	Director
Henry Y.L. Toh (2)(3)(5)	49	Director
Susan Stranahan Ciallella (2)(3)(5)(9)	48	Director

(1)	As of May 31, 2007

(2)	Member of the Audit Committee

(3)	Member of the Compensation Committee

(4)	Member of the Executive Committee

(5)	Member of the Nominating Committee

(6)	Mr. McMurrey was appointed to serve as Chief Executive Officer of Teletouch in November 2006. Mr. McMurrey had previously served as Teletouch’s Chief Executive Officer through February 2000.

(7)	Mr. Hyde was appointed to serve as President and Chief Operating Officer of Teletouch in November 2006. Prior to this appointment, Mr. Hyde had served as Chief Executive Officer of Teletouch.

(8)	Mr. Sloan was promoted from Interim Chief Financial Officer to Chief Financial Officer of Teletouch in November 2006.

(9)	Ms. Ciallella resigned as a Teletouch director and a member of the Board committees effective as of April 23, 2008.

Biographical information with respect to the executive officers and directors of Teletouch are set forth below. There are no family relationships between any present executive officers or directors.

Robert M. McMurrey, Chairman of the Board of Directors and Chief Executive Officer, has been a director of Teletouch since 1984. He served as Chief Executive Officer until February 2000 and was re-appointed to this position in November 2006. He is also the President, Chief Executive Officer, a director and the sole shareholder of Rainbow Resources, Inc. Through Rainbow Resources, Inc., Mr. McMurrey acquired a controlling interest in Teletouch in 1984. Mr. McMurrey is the majority shareholder, a director and an officer of Progressive Concepts Communications, Inc. which is the majority shareholder of TLL Partners, LLC (“TLLP”), a Texas Limited Liability Company, which controls the majority of the outstanding common stock Teletouch. Mr. McMurrey was also an officer and director of Progressive Concepts, Inc. (“PCI”) prior to the acquisition of PCI by Teletouch in August 2006. Mr. McMurrey is also a control person of TLL Partners and Rainbow Resources, Inc. The principal business of TLL Partners is to act as a holding company for Mr. McMurrey’s investment in Teletouch securities. Mr. McMurrey received a B.S. Degree in Petroleum Engineering from the University of Texas in 1971.

Thomas A. “Kip” Hyde, Jr., President and Chief Operating Officer, joined Teletouch in October 2004 and served as Chief Executive Officer through November 2006. In November 2006, Mr. Hyde was named President and Chief Operating Officer of Teletouch. Prior to this, Mr. Hyde was employed by Progressive Concepts Communications, Inc. (“PCCI”), a company controlled by Robert McMurrey, our Chairman, starting in October 2002 as the General Manager of its Hawk Electronics Home & Commercial Services division. In June 2003, Mr. Hyde was named President of State Hawk Security, Inc., a wholly owned subsidiary of PCCI, which purchased residential and commercial security contracts primarily from Progressive Concepts, Inc., another wholly owned subsidiary of PCCI. From January 2001 and prior to joining PCCI, Mr. Hyde was the President & CEO of Greenland Corporation, a San Diego, CA-based ATM manufacturer and back-office financial services provider to Mr. Hyde’s former employer, Dallas, TX-based Affiliated Computer Services (“ACS”). While at ACS Mr. Hyde served in various executive roles, including vice president of ACS Retail Solutions and vice president of ACS’ Financial Services group. While at ACS Mr. Hyde was awarded U.S. Patent #6,038,553 for the development of a self-service check cashing system. A variation of this system (now known as Vcom™) has been installed in over 1,000 7-Eleven stores across the USA. Mr. Hyde holds a B.A. degree in Finance from The University of Texas at Austin.

Douglas E. Sloan, Chief Financial Officer, joined Teletouch as a Senior Financial Analyst in August 1998. In May 2001 he was promoted to Controller and Corporate Secretary. In December 2005, he was promoted to the office of Interim Chief Financial Officer in addition to his other duties. In November 2006, Mr. Sloan was promoted to Chief Financial Officer and Treasurer in addition to his other duties. Prior to joining Teletouch, Mr. Sloan was Controller of Amerimax Building Products, Inc., a Dallas based manufacturing company, from 1995 to 1998. Mr. Sloan began his financial career as a senior auditor with Ernst & Young, LLP in Dallas, Texas from 1991 to 1995. Mr. Sloan is a Certified Public Accountant and has been licensed in the State of Texas since 1992. He holds a B.B.A. degree in Accounting from Texas A&M University.

Clifford E. McFarland has been a director of Teletouch since May 1995. In 1991 Mr. McFarland co-founded McFarland, Grossman & Company (MGCO), an investment bank in Houston, Texas, and has served as the President and a Managing Director of MGCO since its inception.

Henry Y.L. Toh, an Independent Director, has been a director of Teletouch since November 2001. He is currently serving as a director with four other publicly traded companies. Since 2001, Mr. Toh has served as a director of Teletouch Communications Inc. Since 1992, Mr. Toh has served as an officer and director of Acceris Communications, Inc., a publicly held voice-over-IP company. Since December 1998, Mr. Toh has served as a director of National Auto Credit, Inc., a specialized finance and entertainment company. From April 2002 until February 2004, Mr. Toh served as a director of Bigmar, Inc., a Swiss pharmaceuticals company. Since March 2004, Mr. Toh has served as a director of Crown Financial Group, Inc., a registered broker-dealer. From September 2004 until August 2005, Mr. Toh served as a director of Vaso Active Pharmaceuticals Inc. Since 1992, Mr. Toh has served as an officer and director of Four M International, Inc., a privately held offshore investment entity. Mr. Toh began his career with KPMG Peat Marwick from 1980 to 1992, where he specialized in international taxation and mergers and acquisitions. Mr. Toh is a graduate of Rice University.

Susan Stranahan Ciallella, an Independent Director, was appointed to fill a vacancy on the Teletouch Board of Directors in August 2002. Ms. Ciallella served as President of Isolagen, Inc. (“Isolagen”), a biotechnology company, from October 2005 through March 2007 and temporarily as Chief Executive Officer of Isolagen from October 2005 through early June 2006. Ms. Ciallella served as Isolagen’s General Counsel and Secretary through March 2007, served as Executive Vice President through September 2005, and was a member of its Board of Directors through March 2007. From July 2003 until April 2005, Ms. Ciallella was a partner in the Philadelphia office of Dilworth Paxson, LLP. From 1998 through July 2003, Ms. Ciallella was associated with the law firm of Cozen O’Connor. In 2001, Ms. Ciallella was a forum participant in the

Securities and Exchange Commission’s 20th Annual Government-Business Forum on Small Business Capital Formation. Ms. Ciallella is a member of the Pennsylvania and New Jersey bars. Ms. Ciallella is a graduate of the University of Florida (B.S., 1980) and Rutgers University Law School (J.D., 1995). Ms. Ciallella resigned as a Teletouch director and a member of the Board committees effective as of April 23, 2008.

Marshall G. Webb, an Independent Director, has been a director of Teletouch since November 2001. He is President of Polaris Group, an advisory firm he founded in January 1999, to provide financial advisory and merger & acquisition services to public and private companies. Since February 2003, Mr. Webb has served as Chief Executive Officer of HWI Group, Inc., an early stage company formed to create security services solutions for maritime and land-based facilities including private companies and governmental agencies. Mr. Webb founded BrightStar Information Technology Group, Inc., a global provider of information technology solutions to government and business, and served as its Chief Executive Officer and as a Director from 1997 through 1998. Since March 2006, Mr. Webb has served as a director of ACR Group, Inc., a wholesale distributor of air conditioning, heating and refrigeration equipment. Since April 2004, he has served as a director of Isolagen, Inc., a biotechnology company. From February 2004 through April 2005, he served as a director of Omni Energy Services Corp., a seismic support and exploration company. Mr. Webb attended Southern Methodist University, is a Certified Public Accountant, and began his career with Peat, Marwick, Mitchell & Co. Mr. Webb is a “financial expert” as that term is defined in Section 407 of the Sarbanes-Oxley Act of 2002 and under the federal securities laws. Mr. Webb holds the Certificate of Director Education, a nationally-recognized designation for corporate directors.

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

No director, officer or affiliate of Teletouch or any owner of record or any beneficial owner of more than five percent of any class of voting securities of Teletouch has, during the last five years (i) been convicted of any criminal proceeding (excluding traffic violations or similar misdemeanors) or (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, United States federal or state securities laws or finding any violations with respect to such laws. No family relationships exist by or between any director nominees.

Compliance With the Section 16(a) Requirements

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than 10 percent of any publicly traded class of our equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the SEC. Officers, directors and greater than 10% shareholders are required by the SEC’s regulation to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely upon a review of Forms 3, Forms 4 and Forms 5 with respect to the fiscal year ended May 31, 2007, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were filed, as necessary, with the following exceptions: each of the following persons had one Form 4 filed after the required submission date, namely, Messrs. Webb, Toh and McFarland and Ms. Ciallella.

Board of Directors

The Board oversees the business affairs of Teletouch and monitors the performance of management. Teletouch’s By-Laws provide that the Board of Directors shall be divided into three classes, and that the total number of directors shall consist of a minimum of three and a maximum of twelve members. The Board of Directors consisted of five members as of May 31, 2007: two Class I Directors (Messrs. McMurrey and McFarland), one Class II Director (Mr. Webb) and two Class III Directors (Mr. Toh and Ms. Ciallella). At the Company’s next Annual Meeting, all three classes of directors will stand for re-election in accordance with the Company’s by-laws. The Board held eight meetings during the fiscal year ended May 31, 2007. None of the directors attended fewer than 75% of the meetings of the Board of Directors or of the committee(s) on which he or she served.

Board Committees

Audit Committee. The Audit Committee’s primary responsibilities are to monitor the Company’s financial reporting process and internal control system, to monitor the audit processes of the Company’s independent registered public accounting firm, and internal financial management, and to provide an open avenue of communication among the Company’s independent registered public accounting firm, financial and senior management and the Board. The Audit Committee operates under a charter and reviews its charter annually and updates it as appropriate. The Audit Committee met seven times during the fiscal year ended May 31, 2007. As of May 31, 2007, the Audit Committee consisted of the following independent directors: Susan Ciallella (Chairman), Henry Y.L. Toh and Marshall G. Webb. Following the resignation of Ms. Ciallella in April 2008, Mr. Webb served as Interim Chairman of the Audit Committee and was named Chairman of the Audit Committee in June 2008. As of the date of this filing, no replacement for Ms. Ciallella has been appointed to the Audit Committee.

The Board of Directors has determined that Marshall G. Webb is an Audit Committee financial expert as defined under Item 407(d) of Regulation S-K under the Securities Act and is “independent” within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. As a financial expert, Mr. Webb has an understanding of GAAP and financial statements, experience in preparing or auditing financial statements of generally comparable companies; has applied such principles in connection with accounting for estimates, accruals and reserves; and has experience with internal accounting controls and an understanding of Audit Committee functions. The Board has determined that each member of the Audit Committee is “independent” as required by the AMEX Company Guide and under the federal securities laws. The Audit Committee has a written charter adopted by the Board, a copy of which is filed as an exhibit to this Annual Report and is available at no charge by contacting the Company at its headquarters as listed on the cover page of this report.

Compensation Committee. The Compensation Committee administers the Company’s incentive plans, sets policies that govern executives’ annual compensation and long-term incentives, and reviews management performance, compensation, development and succession. As of May 31, 2007, the members of the Compensation Committee were Henry Y.L. Toh (Chairman), Marshall G. Webb and Susan Ciallella. In June 2008 following the resignation of Ms. Ciallella, Clifford E. McFarland was appointed to serve as Chairman of the Compensation Committee with Mr. Toh and Mr. Webb remaining as members of the Compensation Committee. During the fiscal year ended May 31, 2007, the Compensation Committee held 26 meetings.

Executive Committee. Robert M. McMurrey (Chairman) and Clifford E. McFarland are the members of the Executive Committee, which held no meetings during the fiscal year ended May 31, 2007.

Nominating Committee. The Nominating Committee was established during the 2004 fiscal year. It identifies candidates for future Board membership and proposes criteria for Board candidates and candidates to fill Board vacancies, as well as a slate of directors for election by the shareholders at each annual meeting. The Committee annually assesses and reports to the Board on Board and Board Committee performance and effectiveness; reviews and makes recommendations to the Board concerning the composition, size and structure of the Board and its committees; and annually reviews and reports to the Board on director compensation and benefits matters. The Nominating Committee had no meetings during the fiscal year ended May 31, 2007. As of May 31, 2007, its members were Henry Y.L. Toh (Chairman), Marshall G. Webb and Susan Ciallella. In April 2008, Ms. Ciallella resigned from Teletouch’s Board of Directors, and as of the date of this filing, no replacement for her position on the Board or the Nominating Committee has been named.

Shareholder Communications with Directors

The Board of Directors has adopted policies and procedures to facilitate written communications by shareholders to the Board. Persons wishing to write to the Board or to a specified director or committee of the Board should send correspondence to the Corporate Secretary at 5718 Airport Freeway, Fort Worth, Texas 76117. Electronic submissions of shareholder correspondence will not be accepted.

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

Code of Ethics

Teletouch has adopted a code of ethics that applies to its directors, officers and employees. A copy of such Code is filed as an exhibit to this Annual Report. We undertake to provide a copy of the Code to any person, at no charge, upon a written request. All written requests should be directed to the attention of the Company’s Chief Financial Officer.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Summary

This report is the Compensation Discussion and Analysis of the executive compensation program and an explanation and analysis of the material elements of total compensation paid to each of the Company’s named executive officers. Included in the discussion is an overview and description of:

•	the compensation philosophy and program;

•	the objectives of the compensation program;

•	what the compensation program is designed to reward;

•	each element of compensation;

•	why the Company chooses to pay each element;

•	how the amount of each element is determined; and

•	how each compensation element and the decision regarding that element fit into the overall compensation objectives and affect decisions regarding other elements.

In reviewing the executive compensation program, the Compensation Committee of the Board considered issues pertaining to policies and practices for allocating between long-term and currently paid compensation and those policies for allocating between cash and non-cash compensation. It also considered the determinations for granting awards, performance factors for the Company and its named executive officers, and how specific elements of compensation are structured and taken into account in making compensation decisions. Questions related to the benchmarking of total compensation or any material element of compensation, the tax and accounting treatment of particular forms of compensation and the role of executive officers (if any) in the total compensation process also are addressed where appropriate.

The Compensation Committee has responsibility for reviewing and making recommendations to the Board with respect to the Company’s overall executive compensation policy, including such items as (i) the annual base salary, annual bonus, and annual and long-term equity-based or other incentives of each corporate officer, including the CEO; (ii) corporate goals and objectives relevant to each executive officer’s compensation, each executive officer’s performance in light of those goals and objectives, and recommendations as to each executive officer’s compensation level based on this evaluation, which recommendations will be subject to approval by the full Board; and (iii) any other matter, such as severance agreements, change in control agreements, or special or supplemental executive benefits within the Committee’s authority.

Executive Compensation Philosophy

Executive management is compensated through a combination of base salaries, merit-based performance bonuses, and long-term equity compensation that is designed to be competitive with similarly situated companies within the Company’s industry. The executive compensation program is structured to align management’s incentives with the long-term interests of shareholders and to maximize profitability and shareholder value.

The Company adheres to the following compensation policies, which are designed to support the achievement of its business strategies:

•

The executive compensation program should strengthen the relationship between compensation, both cash and equity-based, and performance by emphasizing variable, at-risk compensation that is dependent upon the successful achievement of specified corporate, business unit and individual performance goals.

•	A portion of each executive’s total compensation should be comprised of long-term, at-risk compensation to focus management on the long-term interests of shareholders.

•

An appropriately balanced mix of at-risk incentive cash and equity-based compensation aligns the interests of Company executives with that of its shareholders. The equity-based component promotes a continuing focus on building profitability and shareholder value.

•

Total compensation should enhance the Company’s ability to attract, retain, motivate and develop knowledgeable and experienced executives upon whom, in large part, successful operation and management depends.

Compensation is set by establishing targeted compensation levels for each senior executive and allocating that compensation amount among base salary, merit-based compensation bonuses, and long-term equity compensation. At the highest and most senior levels, the Company offers incentive based compensation to reward company-wide performance and to maximize future profitability, stock appreciation and shareholder value.

A core principle of the executive compensation program is the belief that compensation paid to executive officers should be closely aligned with the Company’s near and long-term success, while simultaneously providing the flexibility to recruit and retain the most qualified key executives. The compensation program is structured so that it is related to stock performance and other factors, direct and indirect, all of which may influence long-term shareholder value and the Company’s success.

As a result, the total executive compensation plan has been designed to include the following elements:

•	Annual Base Salaries,

•	Annual Performance-Based Cash Bonuses, and

•	Long-Term Equity -Based Compensation.

The Company utilizes each of these elements of executive compensation to ensure proper balance between short- and long-term success as well as between financial performance and shareholder return. In this regard, the Company believes that the executive compensation program for named executive officers is consistent with the financial performance and the performance of each named executive officer.

The Company is committed to providing a competitive pay program that is fair, non-discriminatory, and attractive to quality personnel. Further, the Teletouch compensation program is structured to achieve motivation of its employees and efficient performance. The Compensation Committee believes that stock options awarded under the Teletouch Equity Incentive Plans provide the most useful incentive to encourage executive officers and other employees to maximize productivity and efficiency because the value of such options relates to the Company’s stock price. Awards under the Company’s incentive plans have the effect of more closely aligning the interests of the Company’s employees with its shareholders, while at the same time offering an attractive vehicle for the recruitment, retention, and compensation of employees.

Named Executive Officers for 2007

This analysis focuses on the compensation paid to “named executive officers,” which is a defined term generally encompassing anyone who, during the preceding fiscal year, served as the Company’s (i) principal executive officer, (ii) principal financial officer, (iii) the most highly compensated executive officers (whose total compensation exceeded $100,000) other than the Company’s CEO and CFO, and (iv) additional individuals who would be included hereunder but for the fact that they were not serving as executive officers as of the end of the fiscal year. During 2006 and 2007, the named executive officers consisted of the following persons

•	Robert McMurrey – Chairman of the Board, Chief Executive Officer (Principal Executive Officer)

•	Thomas “Kip” Hyde – President, Chief Operating Officer

•	Douglas Sloan – Chief Financial Officer, Treasurer, Corporate Secretary (Principal Financial Officer)

•	George Hechtman – President, Chief Operating Officer of Progressive Concepts, Inc.

•	Keith Cole – General Counsel

The specific performance criteria for the executive officers are set by the Compensation Committee and approved by the Board of Directors on an annual basis to reflect an appropriate balance of the Company’s short-term and long-term goals.

Elements of Compensation

Base Salaries

Unless determined pursuant to their employment agreements, the base salaries of the Company’s named executive officers are evaluated annually. In evaluating appropriate pay levels and salary increases for such officers, the Compensation Committee considers achievement of the Company’s strategic goals, level of responsibility, individual performance, and internal equity and external pay practices. In addition, the Compensation Committee considers the scope of the executives’ responsibilities, taking into account competitive market compensation for similar positions, as well as seniority of the individual, the Company’s ability to replace the individual and other primarily judgmental factors deemed relevant by the Board and Compensation Committee.

Base salaries are reviewed annually by the Compensation Committee and Board, and adjusted from time to time pursuant to such review or at other appropriate times, in order to align salaries with market levels after taking into account individual responsibilities, performance and experience.

Bonuses

Bonus awards are designed to focus management attention on key operational goals for the current fiscal year. Company executives may earn bonuses based upon achievement of their specific operational goals and achievement by the Company or business unit of its financial targets or other goals. Cash bonus awards are distributed based upon the Company and the individual’s meeting performance criteria objectives. The final determination for all bonus payments is made by the Compensation Committee.

Bonuses are based on certain performance measures in order to maximize and align the interests of the Company’s officers with those of its shareholders. Although performance goals are generally standard for determining bonus awards, the Company has and will consider additional performance rating goals when evaluating the bonus compensation structure of executive management. In addition, in instances where the employee has responsibility over a specific area, performance goals may be directly tied to the overall performance of that particular area. The bonus amounts are set forth in the Summary Compensation Table.

Equity Incentive Grants

In keeping with the Company’s philosophy of providing a total compensation package that favors at-risk components of pay, long-term incentives comprise a significant component of the executives’ total compensation packages. These incentives are designed to motivate and reward executives for maximizing shareholder value and encourage the long-term employment of key employees. The objective is to provide executives with above-average, long-term incentive award opportunities.

The Company views stock options as its primary long-term compensation vehicle for executive officers. Grants of stock options generally are based upon performance, the level of the executive’s position, and an evaluation of the executive’s past and expected future performance. The Company does not time or plan the release of material, non-public information for the purpose of affecting the value of executive compensation.

The Company believes that stock options will continue to be used as the predominant form of stock-based compensation.

Tax Considerations

Section 162(m) of the Internal Revenue Code places limits on the deductibility of compensation in excess of $1 million paid to executive officers of publicly held companies. The Compensation Committee does not believe that Section 162(m) has had or will have any impact on the compensation policies followed by the Company.

Compensation Committee

The Compensation Committee oversees and approves all compensation and awards made to executive officers under the executive compensation program. The Compensation Committee reviews the performance and compensation of the Chief Executive Officer, without his participation, and establishes his compensation accordingly, with consultation from others when appropriate. For the remaining executive officers, recommendations are made to the Compensation Committee by the Chief Executive Officer.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors has furnished the following report:

The Committee has reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) with the management of the Company. Based on that review and discussion, the Committee has recommended to the Board of Directors that the CD&A be included in this Annual Report on Form 10-K for the fiscal year ended May 31, 2007.

Clifford E. McFarland, Chair                          Marshall G. Webb                          Henry Y.L. Toh

FISCAL YEAR 2007 SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate cash compensation paid for services rendered to Teletouch during the last two fiscal years by the Named Executive Officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards (6) ($)	All Other Compensation (7) ($)	Total ($)
Robert M. McMurrey (1)	2007	350,000	150,000	—	9,092	509,092
(Chairman, CEO)	2006	160,000	160,000	—	2,654	322,654

Thomas A. Hyde, Jr. (2)	2007	300,000	125,000	35,372	8,948	469,320
(President, COO)	2006	250,000	150,000	—	2,884	402,884

Douglas E. Sloan (3)	2007	175,000	80,000	23,876	6,903	285,779
(CFO, Treasurer, Corporate Secretary)	2006	101,923	55,000	—	4,523	161,446

George Hechtman (4)	2007	240,000	80,000	68,420	12,800	401,220
(President, COO - Progressive Concepts, Inc.)	2006	240,000	—	—	7,200	247,200

Keith Cole (5)	2007	240,000	—	20,891	6,744	267,635
(General Counsel)	2006	240,000	—	—	—	240,000

(1)	Mr. McMurrey was previously Chief Executive Officer of Teletouch until February 2000 and was re-appointed to this position in November 2006. He ceased receiving a salary effective April 30, 2001. Beginning January 1, 2003, Mr. McMurrey began receiving a salary of $75,000 annually. For fiscal year 2007 and in conjunction with the acquisition of Progressive Concepts, Inc. (“PCI”) by Teletouch, Mr. McMurrey’s salary was increased to $350,000 annually. In 2007, Mr. McMurrey was awarded a bonus of $150,000 by the Compensation Committee in view of his substantial efforts in re-financing the Company during the year. The payment of this bonus was to be deferred until the completion of the fiscal year 2007 audited financials but a partial payment of $75,000 was approved by the Compensation Committee and paid in February 2008 due to the extraordinary circumstances related to completing the fiscal year 2007 audit. Due to ongoing delays in completing the fiscal year 2007 audit, the Compensation Committee approved the payment of the remaining $75,000 bonus for fiscal year 2007 in May 2008. In 2006, Mr. McMurrey was granted a bonus of $160,000 by the Compensation Committee in view of his substantial efforts structuring the acquisition of Progressive Concepts, Inc. (“PCI”) that was completed on August 11, 2006. The structure of the transaction was completed during fiscal year 2006 but was unable to be finalized due to delays created by PCI’s senior lender. This bonus was paid in August 2006.

(2)	Mr. Hyde was named Chief Executive Officer in October 2004 and in November 2006, concurrent with Mr. McMurrey being named Chief Executive Officer, Mr. Hyde was named President and Chief Operating Officer. In October 2004, Mr. Hyde entered into an employment agreement with the Company at an annual salary of $250,000 and he is entitled to receive yearly performance related bonus payments with a target annual bonus of $125,000, which could be higher or lower based on the Company’s performance. Mr. Hyde’s employment contract expired May 31, 2007. Mr. Hyde’s employment contract was amended in September 2006 to increase his fiscal year 2007 annual salary to $300,000 with a target annual bonus of $150,000. Notwithstanding the above, Mr. Hyde is entitled to receive an additional bonus of $125,000 if the Company receives net proceeds from a financing in the amount of at least $3,000,000 during any fiscal year in which Mr. Hyde is employed under his employment agreement. If the Company receives net proceeds from a financing in the amount of at least $10,000,000, Mr. Hyde’s bonus will be increased to $250,000. In 2007, Mr. Hyde was granted a bonus of $150,000 in view of his substantial efforts in re-financing the Company during the year. The full payment of this bonus was to be deferred until the completion of the fiscal year 2007 audited financials but a partial payment of $62,500 was approved by the Compensation Committee and paid in October 2007. Due to the extraordinary circumstances related to completing the fiscal year 2007 audit, the Compensation Committee approved the payment of the remaining $62,500 bonus for fiscal year 2007 in May 2008. In 2006, Mr. Hyde was granted a bonus of $160,000 by the Compensation Committee in view of his substantial efforts in structuring the acquisition of PCI. The structure of the transaction was completed during fiscal year 2006 but was not finalized due to delays created by PCI’s senior lender. This bonus was paid in August 2006.

(3)	Mr. Sloan became Interim Chief Financial Officer in December 2005 upon the resignation of the J. Kernan Crotty, the Company’s previous President and Chief Financial Officer. Mr. Sloan was promoted to Chief Financial Officer and Treasurer in November 2006. In 2007, Mr. Sloan was awarded a bonus of $80,000 by the Compensation Committee for his achievement of target objectives established for his department including the integration of Progressive Concepts, Inc. into Teletouch. The full payment of this bonus was to be deferred until the completion of the fiscal year 2007 audited financials but a partial payment of $40,000 was approved by the Compensation Committee and paid in October 2007. Due to the extraordinary circumstances related to completing the fiscal year 2007 audit, the Compensation Committee approved the payment of the remaining $40,000 bonus for fiscal year 2007 in May 2008. In 2006, Mr. Sloan was granted a bonus of $55,000 by the Compensation Committee under the terms of a retention agreement between him and the Company entered into in September 2005. Under the terms of the 2007 bonus award, $30,000 was paid in August 2006 and the remaining $25,000 was held pending filing of the Company’s Current Report on Form 8-K which included the audited financials of Progressive Concepts, Inc. through December 2005. This Form 8-K was filed in May 2008 and the remaining $25,000 from the fiscal year 2006 bonus was paid.

(4)

Mr. Hechtman was President and Chief Operating Officer of Progressive Concepts, Inc. (“PCI”) when Teletouch completed the acquisition in August 2006. Mr. Hechtman was employed under an employment contract dated December 2002 with Progressive Concepts Communications, Inc. (“PCCI”), former parent of PCI, under which Mr. Hechtman received an annual salary of $240,000 and a target incentive bonus of $120,000. This employment contract was based on a calendar year as prior to the acquisition by Teletouch, PCI was on a calendar year end. For calendar year 2006, Mr. Hechtman was awarded a bonus of $80,000 by the Compensation Committee in view of his efforts assisting with the completion of the acquisition of PCI by

Teletouch in 2006. No bonus was awarded or paid by PCCI to Mr. Hechtman for calendar year 2005. In July 2007, Mr. Hechtman and the Company entered into a separation agreement under which his employment with the Company was terminated. Under the terms of the separation agreement, Mr. Hechtman received one year’s salary ($240,000) as a severance payment, which was payable in semi-monthly installments through July 2008.

(5)	Mr. Cole was employed by Progressive Concepts, Inc. (“PCI”) as its Chief Financial Officer prior to the acquisition of PCI by Teletouch. Mr. Cole was removed as Chief Financial Officer in November 2006 and assumed the role of General Counsel for Teletouch. In January 2008, Mr. Cole was terminated by the Company. No incentive bonus was awarded to Mr. Cole for 2006 or 2007.

(6)	Amounts in this column reflect the dollar amount recognized for financial reporting purposes without any reduction for risk of forfeiture for the fiscal year ended May 31, 2007 and 2006 in accordance with Statement of Financial Accounting Standards 123R, “Share-Based Payments,” (“SFAS 123R”). The assumptions used in calculating these amounts in accordance with SFAS 123R are included in Note 2 to the Company’s audited financial statements included in Item 15. No stock options were forfeited by any of the named executive officers during the fiscal year. These amounts reflect Teletouch’s accounting expense for these awards and do not correspond to the actual value that may be recognized by the named executive officers. See the “Grant of Plan-Based Award” table below for information on stock option grants made in fiscal year 2007

(7)	Represents contributions made by Teletouch pursuant to its 401(k) Plan.

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2007

Name	Grant Date	Approval Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Robert M. McMurrey	—	—	—	—	—
Thomas A. Hyde, Jr. (1)	9/13/2006	9/13/2006	400,000	0.39	149,812
Douglas E. Sloan (1)	9/13/2006	9/13/2006	270,000	0.39	101,123
George Hechtman (2)	4/24/2007	4/24/2007	632,500	0.12	68,420
Keith Cole (3)	4/24/2007	4/24/2007	488,750	0.12	56,078

(1)	Stock option awards were granted to Mr. Hyde and Mr. Sloan under the 2002 Stock Option and Appreciation Rights Plan. The options incrementally vest as to 1/3 of the shares subject to the options on the first anniversary of grant, 1/3 of the shares on the second anniversary and 1/3 of the shares on the third anniversary of the grant. The options have a maximum term of 10 years subject to earlier termination upon cessation of service to Teletouch. The exercise price of each option must be paid in cash. Under the 2002 stock option plan, if Mr. Hyde and/or Mr. Sloan ceased their services with the Company they would have the ability to exercise their vested options for a period of three months after their termination date with the Company.

(2)	Stock option awards were granted to Mr. Hechtman under the 2002 Stock Option and Appreciation Rights Plan. The options became fully vested upon grant. The options have a maximum term of 10 years subject to earlier termination upon cessation of service to Teletouch. The exercise price of each option must be paid in cash. Under the 2002 stock option plan, if Mr. Hechtman ceased his services with the Company he would have the ability to exercise his vested options for a period of three months after his termination date with the Company.

(3)	Stock option awards were granted to Mr. Cole under the 2002 Stock Option and Appreciation Rights Plan. The options incrementally vest as to 1/3 of the shares subject to the options immediately upon grant, 1/3 of the shares on 10/31/07 and 1/3 of the shares on 10/31/08. The options have a maximum term of 10 years subject to earlier termination upon cessation of service to Teletouch. The exercise price of each option must be paid in cash. Under the 2002 stock option plan, if Mr. Cole ceased his services with the Company he would have the ability to exercise his vested options for a period of three months after his termination date with the Company.

(4)	Shown is the aggregate grant date fair value computed in accordance with SFAS 123R for option awards in 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2007

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Exercise Date
Robert M. McMurrey	—	—	—	—

Thomas A. Hyde, Jr.	500,000	—	0.38	10/19/2014	(4)
	—	400,000	0.39	9/13/2016	(5)

Douglas E. Sloan	20,000	—	0.24	12/1/2009	(1)
	10,000	—	0.40	4/11/2013	(2)
	50,000	—	0.55	7/8/2014	(3)
	—	270,000	0.39	9/13/2016	(5)

George Hechtman	632,500	—	0.12	4/24/2017	(6)

Keith Cole	162,916	325,834	0.12	4/24/2017	(7)

Vesting Schedule for Outstanding Stock Options and Unvested Restricted Stock Units

Note	Grant Dates	Incremental Vesting Dates
(1)	12/1/1999	4,000 on December 1, 2000, balance ratably through December 1, 2004
(2)	4/11/2003	30% on July 1, 2003, 30% on July 1, 2004, 40% on July 1, 2005
(3)	7/8/2004	40% - August 1, 2004, 30% - August 1, 2005, 30% - August 1, 2006
(4)	10/19/2004	1/3 - October 19, 2005, 1/3 - May 31, 2006, 1/3 - May 31, 2007
(5)	9/13/2006	1/3 - September 13, 2007, 1/3 - September 13, 2008, 1/3 - September 13, 2009
(6)	4/24/2007	In full upon grant
(7)	4/24/2007	1/3 upon grant, 1/3 on October 31, 2007, 1/3 on October 31, 2008

The stock options have a maximum term of 10 years measured from the applicable grant date, subject to earlier termination in the event of the optionee’s cessation of service with Teletouch. The exercise price for each of these options is equal to the average of the 20 days closing price per share of common stock prior to the grant date.

Director Compensation

Each director of Teletouch who is not a salaried officer or employee of Teletouch or of a subsidiary of Teletouch receives compensation for serving as a director and fees for attendance at meetings of the Board of Directors or of any committee appointed by the Board of Directors as determined by the Board of Directors from time to time. Beginning August 2004 the Company approved a new compensation program for its Board of Directors. Under the newly adopted compensation plan, all non-employee non-affiliate directors will be compensated at the rate of $30,000 annually. Teletouch’s policy is that every non-employee, non-affiliate director of Teletouch shall be paid $1,500 for attendance at meetings of the Board of Directors ($500 for telephonic attendance). Prior to this change to the Board of Directors’ compensation, all non-employee non-affiliate directors were compensated at the rate $22,000 annually and paid $500 for attendance at meetings of the Board of Directors ($100 for telephonic attendance). Such amounts are in addition to reimbursement to such directors for out-of-pocket expenses related to meeting attendance.

The directors are also eligible to receive options under our stock option plans at the discretion of the Board of Directors. Beginning August 2004 under the Company’s 2002 Plan, all non-employee non-affiliate directors received a one-time grant of options to purchase 15,000 shares of common stock upon election as a director plus an additional grant of 10,000 options on the first trading day of each year. Prior to August 2004, all non-employee non-affiliate directors received a one-time grant of options to purchase 10,000 shares of common stock upon election as a director plus an additional grant of 666 options on the first trading day of each year. There may be additional annual grants of options.

Non-Employee Director	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Marshall G. Webb	58,750	1,030	59,780
Henry Y.L. Toh	51,250	1,030	52,280
Clifford McFarland	30,000	1,030	31,030
Susan Ciallella (2)	49,750	1,030	50,780

(1)	Amounts in this column reflect the dollar amount recognized for financial reporting purposes without any reduction for risk of forfeiture for the fiscal year ended May 31, 2007 and 2006, in accordance with Statement of Financial Accounting Standards 123R, “Share-Based Payments,” (“SFAS 123R”). The assumptions used in calculating these amounts in accordance with SFAS 123R are included in Note 2 to the Company’s audited financial statements included in Item 15. No stock options were forfeited by any of the directors during the fiscal year. These amounts reflect Teletouch’s accounting expense for these awards and do not correspond to the actual value that may be recognized by the named executive officers. The total grant date fair value of the options granted on January 3, 2007 to the non-employee directors was $9,889. For information regarding the number of stock options held by each non-employee director as of May 31,2007, see the column “Stock Options Outstanding” in the table following.

(2)	Ms. Ciallella resigned as a Teletouch director and a member of the Board committees effective as of April 23, 2008.

Each of the below non-employee directors held the following number of stock options as of May 31, 2007.

Non-Employee Director	Stock Options Outstanding, Exercisable (#)	Stock Options Outstanding, Unexercisable (#)
Marshall G. Webb	31,998	10,000
Henry Y.L. Toh	31,998	10,000
Clifford McFarland	27,995	10,000
Susan Ciallella (1)	31,332	10,000

(1)	Ms. Ciallella resigned as a Teletouch director and a member of the Board committees effective as of April 23, 2008. All of Ms. Ciallella’s outstanding options expired 90 days following her resignation, in accordance with the 2002 Stock Option and Appreciation Rights Plan, and none of the options granted to Ms. Ciallella were exercised prior to their expiration.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Except as discussed below, we currently do not have any employment contracts or termination of employment and change-in-control arrangements with our named executive officers.

Thomas A. Hyde, Jr. Employment Agreement. Pursuant to the Employment Agreement dated as of October 19, 2004, the Company agreed to employ Mr. Hyde as a senior executive with the title Chief Executive Officer for an initial term ending May 31, 2007 with a base salary of $250,000 per year, subject to review periodically by the Board of Directors. In addition Mr. Hyde is entitled to receive an annual bonus each year as determined by the Compensation Committee of the Board of Directors based primarily on mutually agreed upon criteria established with respect to the ensuing fiscal year within 30 days of the end of each fiscal year. Notwithstanding such criteria, Mr. Hyde shall be entitled to receive an annual bonus of 50% of his base salary if in any fiscal year the Company receives net proceeds from a financing in an amount of at least $3 million and an annual bonus of 100% of his base salary if the Company receives net proceeds from a financing in the amount of at least $10 million. The agreement may be terminated by the Company for “Cause” as defined in the agreement. The agreement is also terminable by the Company in the absence of Cause for any reason in the Company’s discretion or by Mr. Hyde for “Good Reason” as defined therein, provided in such event the Company shall pay as liquidated damages or severance pay the following the “Termination Payments”:

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

In addition to the Termination Payments in the event of termination by the Company in the absence of Cause or by Mr. Hyde for “Good Reason,” the Company will pay to Mr. Hyde a minimum bonus in an amount equal to the amount of the annual bonus determined under the agreement pro-rated for that portion of the fiscal year during which he served as CEO provided, however, that no bonus shall accrue or be payable if the Company’s EBITDA for the fiscal year is less than 75% of budgeted EBITDA for such fiscal year.

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

The following table sets forth information regarding the ownership of the Teletouch’s common stock as of May 31, 2007 by: (i) each director; (ii) each of the Named Executive Officers; and (iii) all executive officers and directors of the Company as a group. As of August 31, 2008, there were 49,051,980 shares of Common stock outstanding.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned (1)	% of Common Shares Beneficially Owned
Robert M. McMurrey (2)(3)(5)(6)(7)
5718 Airport Freeway
Fort Worth, Texas 76117	40,390,442	82.3%

Progressive Concepts Communications, Inc. (7)
5718 Airport Freeway
Fort Worth, Texas 76117	39,150,000	79.8%

TLL Partners, LLC (6)
5718 Airport Freeway
Fort Worth, Texas 76117	39,150,000	79.8%

Stratford Capital Partners, LP (4)
300 Crescent Court # 500
Dallas, Texas 75201	2,610,000	5.3%

Thomas A. Hyde, Jr. (2)(8)
5718 Airport Freeway
Fort Worth, Texas 76117	766,666	1.5%

George Hechtman (2)
3818 Peter Pan Drive
Dallas, Texas 75229	500,000	1.0%

Douglas E. Sloan (2)(10)
401 E. Front Street, Suite 232
Tyler, Texas 75702	260,000	*

Clifford McFarland (3)(9)
9821 Katy Freeway, Suite 200
Houston, Texas 77024	88,239	*

Henry Y.L. Toh (3)(10)
1111 Hermann Drive, Unit 6E
Houston, Texas 77004	86,698	*

Marshall G. Webb (3)(10)
6110 Inwood
Houston, Texas 77057	86,698	*

Keith Cole
5718 Airport Freeway
Fort Worth, Texas 76117	—	*

Susan Ciallella (3)(10)
405 Eagleview Boulevard
Exton, Pennsylvania 19341	—	*

All Named Executive Officers and Directors as a Group ( 9 Persons)	42,179,343	83.7%

*	Indicates less than 1.0%.

(1)	Unless otherwise noted in these footnotes, Teletouch believes that all shares referenced in this table are owned of record by each person named as beneficial owner and that each person has sole voting and dispositive power with respect to the shares of common stock owned by each of them. In accordance with Rule 13d-3, each person’s percentage ownership is determined by assuming that the options or convertible securities that are held by that person, and which are exercisable within 60 days, have been exercised or converted, as the case may be.

(2)	Named Executive Officer

(3)	Director

(4)	Stratford Capital Partners, L.P. (“Stratford”) received the shares of Teletouch common stock in conjunction with the restructuring of the subordinated debt at Progressive Concepts, Inc. (“PCI”). TLL Partners, PCI’s parent, transferred 2,610,000 shares of Teletouch common stock that it held to Stratford in August 2006 as partial settlement of the junior debt obligations of PCI.

(5)	Mr. McMurrey has voting and dispositive power over all Teletouch securities owned by Rainbow Resources, Inc. (“RRI”). The figures for Mr. McMurrey include the 1,200,000 shares held of record by RRI. Also includes 39,150,000 shares of common stock remaining of the 44,000,000 issued to TLL by the Company in November 2005 upon the conversion of shares of Series C Preferred Stock held by TLL Partners, a wholly-owned subsidiary of Progressive Concepts Communications Inc. (“PCCI”); Mr. McMurrey is the controlling person of PCCI by virtue of his being its majority shareholder over which entity Mr. McMurrey exercises control. TLL Partners converted 1,000,000 shares of Series C Preferred Stock in November 2005 into 44,000,000 shares of common stock and immediately transferred 500,000 shares of common stock to another party leaving TLL Partners in control of 43,500,000 shares. In August 2006, TLL Partners transferred 2,610,000 shares of common stock to Stratford Capital Partners, L.P. and 1,740,000 shares of common stock to Retail and Restaurant Growth Capital, L.P. as partial settlement of Progressive Concepts, Inc.’s (“PCI”) debt restructuring leaving TLL Partners in control of 39,150,000 shares. PCI was a subsidiary of TLL Partners prior to its contribution of PCI’s stock to Teletouch on August 11, 2006. The shares transferred by TLL Partners to other parties are not included in the shares reported above.

(6)	Mr. McMurrey has voting and dispositive power over all Teletouch securities owned by RRI and TLL Partners. The principal business of TLL Partners is to act as a holding company for investment in Teletouch securities. TLL Partners is a wholly-owned subsidiary of PCCI; Mr. McMurrey is the controlling person of PCCI by virtue of his being its majority shareholder. TLL Partners converted 1,000,000 shares of Series C Preferred Stock in October 2005 into 44,000,000 shares of common stock and immediately transferred 500,000 shares of common stock to another party. In August 2006, TLL Partners transferred 2,610,000 shares of common stock to Stratford Capital Partners, L.P. and 1,740,000 shares of common stock to Retail and Restaurant Growth Capital, L.P. as partial settlement of Progressive Concepts, Inc.’s (“PCI”) debt restructuring leaving TLL Partners in control of 39,150,000 shares. PCI was a subsidiary of TLL Partners prior to its contribution of PCI’s stock to Teletouch on August 11, 2006. The shares transferred by TLL Partners to other parties are not included in the shares reported above.

(7)	PCCI is the parent holding company of its wholly-owned subsidiary TLL Partners. Mr. McMurrey is the controlling person of PCCI by virtue of his being its majority shareholder. TLL Partners is a wholly-owned subsidiary of PCCI; Mr. McMurrey is the controlling person of PCCI by virtue of his being its majority shareholder. TLL Partners converted 1,000,000 shares of Series C Preferred Stock in November 2005 into 44,000,000 shares of common stock and immediately transferred 500,000 shares of common stock to another party. In August 2006, TLL Partners transferred 2,610,000 shares of common stock to Stratford Capital Partners, L.P. and 1,740,000 shares of common stock to Retail and Restaurant Growth Capital, L.P. as partial settlement of Progressive Concepts, Inc.’s (“PCI”) debt restructuring leaving TLL Partners in control of 39,150,000 shares. PCI was a subsidiary of TLL Partners prior to its contribution of PCI’s stock to Teletouch on August 11, 2006. The shares transferred by TLL Partners to other parties are not included in the shares reported above.

(8)

Includes 766,666 shares underlying stock options granted to Mr. Hyde under the terms of the Employment Agreement entered into October 2004. Mr. Hyde was hired as the Company’s CEO in October 2004. Under the terms of his employment contract, Mr. Hyde was granted 500,000 options to purchase common stock which vest

166,667 shares in October 2005, 166,667 shares in May 2006 and 166,666 shares in May 2007. In addition, Mr. Hyde was granted an additional 400,000 options to purchase common stock in September 2006 which vest 133,333 shares in September 2007, 133,333 shares in September 2008 and 133,333 shares in September 2009.

(9)	Includes 17,995 shares underlying stock options granted to Mr. McFarland and 12,000 shares registered in the name of McFarland, Grossman & Co. (MGCO), of which Mr. McFarland is the President and a director. Such 12,000 shares are held by MGCO for the benefit of another entity of which Mr. McFarland is a 50% owner. Mr. McFarland disclaims ownership of 6,000 of such shares. Does not include securities owned by TLL Partners; Mr. McFarland owns a minority interest in PCCI, the indirect parent of the Company, which is also the parent of TLL Partners.

(10)	Represents shares underlying stock options

(11)	Ms. Ciallella resigned as a Teletouch director and a member of the Board committees effective as of April 23, 2008 and forfeited 51,332 previously granted stock options on July 23, 2008.

(12)	Mr. Cole was terminated by the Company on January 31, 2008 and forfeited 488,750 previously granted stock options on April 21, 2008.

Securities Authorized For Issuance under Equity Compensation Plans

The following table summarizes information as of May 31, 2007, about the Company’s outstanding stock options and shares of Common Stock reserved for future issuance under the Company’s existing equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in col. (a))
Equity compensation plans approved by security holders(1)	2,749,905	$0.33	7,376,086
Equity compensation plans not approved by security holders	—	—	—

Totals	2,749,905	$0.33	7,376,086

(1)	The equity compensation plans approved by security holders are the 1994 Stock Option and Appreciation Rights Plan and the 2002 Stock Option and Appreciation Rights Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

During the 2007 fiscal year, the Company was not involved in any related party transactions subject to Item 404 of Regulation S-K. Please refer to the Employment Agreements narrative for descriptions of the terms of employment agreements between Teletouch and certain officers, directors and other related parties. Also, refer to Note 16 – Related Party Transactions for a discussion of the Company’s related party transactions with Progressive Concepts, Inc., a company previously controlled by Robert McMurrey, Teletouch’s Chairman and acquired by Teletouch in August 2006.

The Company’s executive officers and directors, and principal stockholders, including their immediate family members and affiliates, are not permitted to enter into a related party transaction without the prior consent of the Board. Any request for such related party transaction with an executive officer, director, principal stockholder, or any of such persons’ immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to the Board for review, consideration and approval. All of the Company’s directors, executive officers and employees are required to report to the Board any such related party transaction. In approving or rejecting the proposed agreement, the Board will consider the relevant facts and circumstances available and deemed relevant to the Board which will approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, the Company’s best interests, as the Board determines in the good faith exercise of its discretion.

Director Independence

As of May 31, 2008, the Board consisted of the following directors: Robert M. McMurrey, Chairman; Marshall G. Webb; Henry Y.L. Toh and Clifford McFarland. With the exception of Mr. McMurrey who serves as the Company’s Chief Executive Officer in addition to serving as Chairman of the Board of Directors, each of these directors is independent as defined by Section 121(A) of the listing standards of the American Stock Exchange. The Board based its independent determinations primarily on a review of the responses of the directors and executive officers to questions regarding employment and transaction history, affiliations and family and other relationships and on discussions with the directors.

Item 14.	Principal Accountant Fees and Services

The accounting firm of BDO Seidman LLP (BDO) was the Company’s independent accounting firm during the fiscal years ended May 31, 2007 and 2006.

	Fiscal year ended May 31,
	2007	2006
Audit fees	$794,366	$254,357
Audit-related fees	24,348	11,450
Tax fees	60,637	52,085
All other fees	—	—

Total fees paid to independent auditors	$879,351	$317,892

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

Audit Committee Pre-Approval of Audit and Non-Audit Services

The Audit Committee pre-approves all audit and permissible non-audit services provided to the Company by the independent auditor. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted policies and procedures for the pre-approval of services provided by the independent auditor. Such policies and procedures provide that management and the independent auditor shall jointly submit to the Audit Committee a schedule of audit and non-audit services for approval as part of the Annual Plan for each fiscal year. In addition, the policies and procedures provide that the Audit Committee may also pre-approve particular services on a case-by-case basis. Management must provide a detailed description of each proposed service and the projected fees and costs (or a range of such fees and costs) for the service. The policies and procedures require management and the independent auditor to provide quarterly updates to the Audit Committee regarding services rendered to date and services yet to be performed.

As permitted under the Sarbanes-Oxley Act of 2002, the Audit Committee may delegate pre-approval authority to one or more of its members, for audit and non-audit services to a subcommittee consisting of one or more members of the Audit Committee. Any service pre-approved by a delegatee must be reported to the Audit Committee at the next scheduled quarterly meeting.

REPORT OF THE AUDIT COMMITTEE

We have reviewed and discussed with management and BDO Seidman LLP, the independent registered public accounting firm, our audited financial statements as of and for the year ended May 31, 2007. We have also discussed with BDO Seidman, LLP the matters required to be discussed by Statement on Auditing Standards 61, Communications with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accounts.

We have received and reviewed the written disclosures and the letter from BDO Seidman LLP required by Independence Standards Board Standard 1, Independence Discussions with the Audit Committee, as amended, have considered the compatibility of non-audit services with the firm’s independence, and have discussed with the auditors the firm’s independence.

Based on the reviews and discussions referred to above, we have recommended to the Board of Directors that the financial statements referred to above be included in our Annual Report on Form 10-K for the year ended May 31, 2007.

Marshall G. Webb, Chairman                             Henry Y.L. Toh

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of May 31, 2007 and 2006

Consolidated Statements of Operations for Each of the Three Years in the Period Ended May 31, 2007

Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended May 31, 2007

Consolidated Statements of Shareholders’ Deficit for Each of the Three Years in the Period Ended May 31, 2007

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

(3) Exhibits.

See Item 15(b) below.

(b)	Exhibits

The exhibits listed in the following index to exhibits are filed as part of this annual report on Form 10-K.

Index of Exhibits

Exhibit No.	Description of Exhibit	Footnote

3.1	Restated Certificate of Incorporation of the Company	2

3.2	Bylaws of Teletouch Communications, Inc., as amended July 31, 1995	1

10.1	J. Kernan Crotty Employment Agreement	2

10.2	Form of Multiple Advance Promissory Note dated May 17, 2002 in favor of FCFC in the maximum principal amount of $2 million	3

10.3	Form of Subordinated Promissory Note dated May 17, 2002 in favor of TLL Partners in the principal amount of $2.2 million	3

10.4	Restructuring Agreement dated as of May 17, 2002 by and among the Company, TLL Partners and GM Holdings	3

Exhibit No.	Description of Exhibit	Footnote

10.5	Accounts Receivable Security Agreement dated May 17, 2002 by and between Teletouch and FCFC	3

10.6	Intercreditor Agreement dated May 17, 2002 by and between the Company, Teletouch, FCFC and TLL Partners	3

10.7	Intercreditor Agreement dated May 17, 2002 by and between the Company, FCFC and ING Prime Rate Trust	3

10.8	Amended and Restated Operating Agreement dated as of May 17, 2002 by and between the Company and Teletouch Licenses, Inc.,	3

10.9	Amendment Agreement dated June 17, 2002 by and among the Company, TLL Partners and GM Holdings (amending the Restructuring Agreement dated as of May 17, 2002)	4

10.10	1994 Stock Option and Appreciation Rights Plan	5

10.11	2002 Stock Option and Appreciation Rights Plan	6

10.12	Asset Purchase Agreement between the Company and DCAE, Inc.	7

10.13	Asset Purchase Agreement between the Company and Glen Binion	7

10.14	Code of Ethics	8

10.15	Thomas A. Hyde, Jr. Employment Agreement	9

10.16	Asset Purchase Agreement between the Company and Teletouch Paging, LP	10

10.17	Separation and Release Agreement between the Company and J. Kernan Crotty	11

10.18	Stock Contribution Agreement dated August 11, 2006 between the Company and TLL Partners, LLC	12

10.19	Transaction Party Agreement dated August 11, 2006 by and among the Company and Progressive Concepts, Inc. on one hand, and Fortress Credit Corp.	12

10.20	Registration Rights Agreement dated August 11, 2006 between the Company and Stratford Capital Partners, L.P. and Retail and Restaurant Growth Capital, L.P.	12

10.21	Management Agreement dated August 31, 2005 between the Company, Teletouch Licenses, Inc. and Teletouch Paging, L.P.	12

10.22	First Amendment to the Management Agreement dated March 31, 2006 between the Company, Teletouch Licenses, Inc. and Teletouch Paging, L.P.	12

10.23	First Amendment to the Asset Purchase Agreement dated December 30, 2005 between the Company and Teletouch Paging, L.P.	12

10.24	Second Amendment to the Asset Purchase Agreement dated March 31, 2006 between the Company and Teletouch Paging, L.P.	12

10.25	Guaranty Agreement dated August 14, 2006 between the Company and Robert Albritton	12

10.26	General Security Agreement dated August 14, 2006 between the Company and Teletouch Paging, L.P.	12

10.27	Audited consolidated financial statements of Progressive Concepts, Inc. (acquired by Teletouch on August 11, 2006) for the years ended December 31, 2003, 2004 and 2005 (including unaudited financial statements for the 5 months ended May 31, 2006 and 2005)	13

10.28	Loan and Security Agreement dated April 30, 2008 between the Company and Thermo Credit, LLC ($5.0 million revolving credit facility)	14

Exhibit No.	Description of Exhibit	Footnote

10.29	Promissory Note dated April 30, 3008 between the Company and Thermo Credit, LLC	14

10.30	Escrow Agreement dated April 30, 2008 between the Company and Thermo Credit, LLC	14

10.31	Factoring and Security Agreement dated August 11, 2006 between the Company and Thermo Credit, LLC ($10.0 million revolving credit line secured by accounts receivable)	14

10.32	First Amendment to the Factoring and Security Agreement dated May 18, 2007 between the Company and Thermo Credit, LLC (increase of credit line to $13.0 million among other modifications)	14

10.33	Second Amendment to the Factoring and Security Agreement dated February 26, 2008 between the Company and Thermo Credit, LLC (increase of credit line to $15.0 million among other modifications)	14

10.34	Waiver, Release and Termination Agreement dated May 16, 2008 between the Company and Fortress Credit Corp. (terminating Transaction Party Agreement referenced in Exhibit 10.19 above)	14

10.35	Lockup Agreement dated May 16, 2008 by and between the Company, Stratford Capital Partners, LP and Restaurant & Retail Growth Capital, LP	14

10.36	First Amendment to the Registration Rights Agreement dated May 16, 2008 by and between the Company, Stratford Capital Partners, LP and Restaurant & Retail Growth, LP.	14

10.37	Form of Warrant Redemption Payment Agreement dated June 2, 2008 between the Company and each of the individual holders of certain 6,000,000 redeemable common stock purchase warrants (the GM Warrants).	14

10.38	Form of Promissory Note dated June 2, 2008 between the Company and each of the individual holders of certain 6,000,000 redeemable common stock purchase warrants (the GM Warrants).	14

21	Subsidiaries of the Company	15

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)	15

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)	15

32.1	Certification pursuant to 1350, Chapter 63, Title 18 of the U.S. Code	15

32.2	Certification pursuant to 1350, Chapter 63, Title 18 of the U.S. Code	15

Footnotes

*	Indicates a management contract or compensatory plan or arrangement.

1	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 18, 1995 (File No. 1-13436) and incorporated herein by reference.

2	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended February 28, 2002 (File No. 1-13436) and incorporated herein by reference.

3	Filed as an exhibit to the Company’s Form 8-K filed with the Commission on June 3, 2002 (File No. 1-13436) and incorporated herein by reference.

4	Filed as an exhibit to the Company’s Form 8-K/A filed with the Commission on June 17, 2002 (File No. 1-13436) and incorporated herein by reference.

5	Filed as an exhibit to the Company’s Form S-8 registration statement on September 19, 2003 (No. 333-108946) and incorporated herein by reference.

6	Filed as an exhibit to the Company’s Form S-8 registration statement on September 19, 2003 (No. 333-108945) and incorporated herein by reference.

7	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended February 28, 2004 (File No. 1-13436) and incorporated herein by reference.

8	Filed as an exhibit to the Company’s Form 10-K/A Amendment No. 2 for the fiscal year ended May 31, 2004 (File No. 1-13436) and incorporated herein by reference.

9	Filed as an exhibit to the Company’s Form 8-K filed with the Commission on October 25, 2004 (File No. 1-13436) and incorporated herein by reference.

10	Filed as an exhibit to the Company’s Form 8-K filed with the Commission on August 26, 2005 (File No. 1-13436) and incorporated herein by reference.

11	Filed as an exhibit to the Company’s Form 8-K filed with the Commission on December 22, 2005 (File No. 1-13436) and incorporated herein by reference.

12	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 2006 (File No. 1-13436), filed with the Commission on September 13, 2006 and incorporated herein by reference.

13	Filed as an exhibit to the Company’s Form 8-K/A Amendment No. 1 filed with the Commission on May 6, 2008 (File No. 1-13436) and incorporated herein by reference.

14	Filed as an exhibit to the Company’s Form 8-K filed with the Commission on May 27, 2008 (File No. 1-13436) and incorporated herein by reference.

15	Filed herewith.

Report of Independent Registered Public Accounting Firm

Board of Directors

Teletouch Communications, Inc.

Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of Teletouch Communications, Inc. as of May 31, 2007 and 2006 and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the three years in the period ended May 31, 2007. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Teletouch Communications, Inc., at May 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 “Financial Condition and Going Concern Discussion” to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the Consolidated Financial Statements, effective June 1, 2006, the Company adopted the provisions of the Statement of Financial Accounting Standards No. 123(R), share-based payment.

/s/ BDO Seidman, LLP

Houston, Texas

November 17, 2008

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

ASSETS

	May 31,
	2007	2006
CURRENT ASSETS:
Cash	$7,824	$2,604
Certificates of deposit-restricted	411	1,019
Accounts receivable, net of allowance of $527 at May 31, 2007 and $501 at May 31, 2006	7,127	8,541
Accounts receivable-related party	250	—
Unbilled accounts receivable	3,144	3,289
Inventories, net of reserve of $518 at May 31, 2007 and $362 at May 31, 2006	2,858	3,108
Prepaid expenses and other current assets	826	777
Current assets held for sale	—	602

Total Current Assets	22,440	19,940

ASSETS HELD FOR SALE	—	3,373
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $6,807 at May 31, 2007 and $6,142 at May 31, 2006	3,621	4,421
GOODWILL	343	343
INTANGIBLE ASSETS, net of accumulated amortization of $6,291 at May 31, 2007 and $5,412 at May 31, 2006	5,898	6,483

TOTAL ASSETS	$32,302	$34,560

See Accompanying Notes to Consolidated Financial Statements

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	May 31,
	2007	2006
CURRENT LIABILITIES:
Accounts payable	15,208	12,309
Accounts payable-related party	63	—
Accrued expenses and other current liabilities	9,387	7,930
Current portion of long-term debt	18,358	28,057
Deferred revenue	453	484
Redeemable common stock payable	—	141
Current portion of redeemable common stock purchase warrants	3,000	—
Current liabilities held for sale	—	602

Total Current Liabilities	46,469	49,523

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	3,220	1,620
Redeemable common stock purchase warrants	—	2,510

Total Long Term Liabilities	3,220	4,130

TOTAL LIABILITIES	49,689	53,653

SHAREHOLDERS’ DEFICIT:
Common stock, $.001 par value, 70,000,000 shares authorized, 49,416,189 shares issued and 48,551,980 and 48,689,616 shares outstanding at May 31, 2007 and 2006	49	49
Additional paid-in capital	39,015	29,230
Treasury stock, 864,209 shares held in May 31, 2007 and 726,573 held in May 31, 2006	(185)	(185)
Accumulated deficit	(56,266)	(48,187)

Total Shareholders’ Deficit	(17,387)	(19,093)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$32,302	$34,560

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share amounts)

	Year Ended May 31,
	2007	2006	2005
		(Restated)	(Restated)
Operating revenues:
Service, rent, and maintenance revenue	$27,548	$27,350	$27,372
Product sales revenue	28,696	32,293	34,189

Total operating revenues	56,244	59,643	61,561

Operating expenses:
Cost of service, rent and maintenance (exclusive of depreciation and amortization included below)	13,145	13,971	12,930
Cost of products sold	25,123	27,040	29,420
Selling and general and administrative	21,333	21,879	23,686
Depreciation and amortization	1,899	3,371	3,275
Impairment of goodwill	—	—	551
Loss on disposal of assets	7	189	388

Total operating expenses	61,507	66,450	70,250

Operating loss from continuing operations	(5,263)	(6,807)	(8,689)
Interest expense, net	(3,733)	(5,051)	(5,023)

Loss from continuing operations before income tax expense (benefit)	(8,996)	(11,858)	(13,712)
Income tax expense (benefit)	114	(1,323)	(4,091)

Net loss from continuing operations	(9,110)	(10,535)	(9,621)

Gain on sale of assets related to discontinued paging operations	163	—	—
Income from discontinued paging operations	449	3,893	2,590
Gain on sale of assets related to discontinued security monitoring operations	419	—	10,278
Loss from discontinued security monitoring operations	—	—	(2,815)
Provision for income taxes on discontinued operations	—	1,475	3,418

Net income from discontinued operations	1,031	2,418	6,635

Net loss	$(8,079)	$(8,117)	$(2,986)

Basic and diluted income (loss) per share of common stock:
Continuing operations	(0.19)	(0.35)	(2.08)
Discontinued operations	0.02	0.08	1.43

Total	$(0.17)	$(0.27)	$(0.65)

Weighted average shares outstanding:
Basic and diluted	48,605,055	30,221,678	4,623,164

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended May 31,
	2007	2006	2005
		(Restated)	(Restated)
Operating Activities:
Net loss	$(8,079)	$(8,117)	$(2,986)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,099	3,139	6,134
Impairment of goodwill	—	—	551
Non-cash compensation expense	153	78	(53)
Non-cash interest expense	2,261	1,483	3,527
Provision for losses on accounts receivable	495	505	868
Provision for inventory obsolescence	641	343	1,794
Loss on disposal of assets	48	154	1,119
Gain on sale of assets related to security monitoring operations	(419)	—	(10,278)
Gain on sale of assets related to paging operations	(163)	—	—
Amortization of unearned sale/leaseback profit	(71)	(423)	(423)
Effect of pooled company’s earnings included in more than one period	—	4,299	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	364	(507)	(1,444)
Inventories	(353)	(182)	797
Current income tax receivable	—	689	(605)
Prepaid expenses and other assets	(210)	31	428
Accounts payable	2,961	(1,662)	(1,132)
Accrued Expenses and other current liabilities	2,232	1,514	(1,133)
Deferred revenue	226	(11)	23

Net cash provided by (used in) operating activities	2,185	1,333	(2,813)

Investing Activities:
Purchases of property and equipment	(327)	(900)	(1,770)
Redemption (purchases) of certificates of deposit	608	(414)	49
Intangible assets	—	—	(4)
Proceeds from sale of security monitoring operations, net of transaction costs	369	—	11,077
Proceeds from sale of paging operations	3,083	—	—
Net proceeds from sale of assets	10	81	82

Net cash provided by (used in) investing activities	3,743	(1,233)	9,434

Financing Activities:
Deferred financing costs	(328)	—	(5)
Distribution to related entity	(150)	—	—
Proceeds from borrowings	11,652	—	6,456
Payments on long-term debt and redeemable common stock	(11,882)	(596)	(11,581)
Proceeds from exercise of employee stock options	—	1	—

Net cash used in financing activities	(708)	(595)	(5,130)

Net increase (decrease) in cash	5,220	(495)	1,491
Cash at beginning of year	2,604	3,099	1,608

Cash at end of year	$7,824	$2,604	$3,099

Supplemental Cash Flow Data:
Cash payments for interest	$1,632	$1,450	$1,515

Cash payments for income taxes	$—	$—	$5

Cash refund from Internal Revenue Service	$—	$673	$—

Non-Cash Transactions:
Purchase Price Adjustment-Delta Communications, Inc.	$—	$—	$38

Exchange of Note Receivable for Note Payable	$—	$—	$258

Transfer of pager inventory to fixed assets	$—	$86	$322

Purchase of vehicles with seller financing	$—	$49	$77

Payment of debt through capital contribution	$9,782	$—	$—

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(In Thousands Except Number of Shares)

	Preferred Stock						Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated (Deficit)	Total Shareholders’ (Deficit)
	Series A		Series B		Series C
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance at May 31, 2004 (Restated)	—	—	—	—	1,000,000	$1	4,976,189	$5	29,252	429,209	$(185)	$(41,383)	$(12,310)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,986)	(2,986)
Issuance of common stock related to acquisition	—	—	—	—	—	—	435,000	—	—	—	—	—	—
Forgiveness of receivable from parent company of pooled entity	—	—	—	—	—	—	—	—	(5)	—	—	—	(5)
Compensation earned under employee stock option plan	—	—	—	—	—	—	—	—	(53)	—	—	—	(53)

Balance at May 31, 2005 (Restated)	—	—	—	—	1,000,000	1	5,411,189	5	29,194	429,209	(185)	(44,369)	(15,354)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(8,117)	(8,117)
Issuance of common stock related to exercise of stock options	—	—	—	—	—	—	5,000	—	1	—	—	—	1
Issuance of common stock related to conversion of Series C Preferred Stock	—	—	—	—	(1,000,000)	(1)	44,000,000	44	(43)	—	—	—	—
Redemption of redeemable common stock	—	—	—	—	—	—	—	—	—	297,364	—	—	—
Pooled company’s earnings from June 1, 2005 to December 31, 2005 included in both May 31, 2005 and 2006 statement of operations	—	—	—	—	—	—	—	—	—	—	—	4,299	4,299
Compensation earned under employee stock option plan	—	—	—	—	—	—	—	—	78	—	—	—	78

Balance at May 31, 2006 (Restated)	—	—	—	—	—	—	49,416,189	49	29,230	726,573	(185)	(48,187)	(19,093)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(8,079)	(8,079)
Capital contribution from related party of pooled entity	—	—	—	—	—	—	—	—	9,782	—	—	—	9,782
Forgiveness of receivable from related party of pooled entity	—	—	—	—	—	—	—	—	(150)	—	—	—	(150)
Redemption of redeemable common stock	—	—	—	—	—	—	—	—	—	137,636	—	—	—
Compensation earned under employee stock option plan	—	—	—	—	—	—	—	—	153	—	—	—	153

Balance at May 31, 2007	—	—	—	—	—	$—	49,416,189	$49	39,015	864,209	$(185)	$(56,266)	$(17,387)

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF BUSINESS

Nature of Business: During the fiscal year ended May 31, 2007, Teletouch Communications, Inc., a Delaware corporation, (“Teletouch” or the “Company”) finalized two significant transactions. On August 11, 2006, the Company completed the acquisition of Progressive Concepts, Inc., a Texas corporation (“PCI”) and on August 14, 2006, the Company finalized the sale of its paging business. This discussion on the business of Teletouch should be read considering the discussion below under “Principles of Consolidation,” which discusses the accounting treatment for the acquisition of PCI and in Note 3 - “Acquisition of Progressive Concepts, Inc.,” which discusses the terms of the acquisition of PCI and Note 4 - “Discontinued Paging Operations,” which discusses the sale of all of the assets and operations related to its paging business.

Teletouch Communications, Inc. was incorporated under the laws of the State of Delaware in July 1994 and in 2006 relocated its corporate headquarters from Tyler, Texas to Fort Worth, Texas in conjunction with the acquisition of PCI. References to Teletouch or the Company as used throughout this document means Teletouch Communications, Inc. or Teletouch Communications, Inc. and its subsidiaries, as the context requires.

Teletouch has been a provider of telecommunications services for over 40 years, providing two-way radio services in Texas, GPS-telemetry and public safety/emergency response vehicle products and services throughout the U.S. Until the sale of its paging business in August 2006, it also provided paging services in non-major metropolitan areas and communities in the Southeast United States. The Company provided paging services in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Missouri, Oklahoma, Texas and Tennessee. Late in 2007, Teletouch began selling safety/emergency response vehicle products and services business under the brand Teletouch EVP (emergency vehicle products). The EVP business is complementary offering to the Company’s existing two-way radio business. Through 2008 the Company has continued to expand its product lines to include light bars, sirens and other accessories used in or on emergency response vehicles through a number of distribution agreements with manufacturers of these products.

Following the sale of the paging business and the acquisition of PCI in August 2006, Teletouch’s core-business has been acquiring, billing and supporting cellular subscribers under a recurring revenue relationship with AT&T Wireless, formerly Cingular Wireless (“AT&T”). The original distribution agreement between PCI and AT&T had been in place for more than 20 years. Teletouch, through its subsidiary, PCI, is a provider of AT&T cellular services (voice, data and entertainment), as well as other mobile, portable and personal electronics products and services to individuals, businesses and government agencies. The Company operates a chain of retail stores and sells under the “Hawk Electronics” brand, through Hawk-branded sub-agents and its own direct sales force and through the Internet at various sites. As a master distributor for AT&T, the Company controls the entire customer relationship, including initiating and maintaining the cellular service agreements, rating the cellular plans, providing complete customer care, underwriting new account acquisitions and providing multi-service billing, collections, and account maintenance. Also acquired as part of the PCI acquisition, Teletouch now operates a national wholesale distribution business, known as PCI Wholesale that serves smaller cellular and automotive retailers, car dealers and rural cellular carriers throughout the country.

Principles of Consolidation: The consolidated financial statements include the accounts of Teletouch and its wholly-owned subsidiaries (together, “Teletouch” or the “Company”). Teletouch Communications, Inc. owns all of the shares of Progressive Concepts, Inc., a Texas corporation (“PCI”), Teletouch Licenses, Inc., a Delaware corporation (“TLI”), Visao Systems, Inc., a Delaware corporation (“Visao”) and TLL Georgia, Inc., a Delaware corporation (“TLLG”). PCI is the primary operating business of Teletouch and was acquired in August 2006 (see Note 3 “Acquisition of Progressive Concepts, Inc.” for additional information). TLI is a company formed for the express purpose of owning all of the FCC licenses utilized by Teletouch in its two-way network as well as those paging licenses that were sold in conjunction with paging business in August 2006. Visao Systems, Inc. is a company formed to develop and distribute the Company’s telemetry products. TLL Georgia, Inc. was formed for the express purpose of entering into an asset purchase agreement with Preferred Networks, Inc. in May 2004. All significant intercompany accounts and transactions have been eliminated in consolidation.

The acquisition of PCI was completed on August 11, 2006 through the contribution of the stock of PCI to Teletouch by TLL Partners, LLC, a Delaware LLC (“TLLP”). This transaction was considered a reorganization of entities under common control since both PCI and Teletouch were under the common control of TLLP prior to the reorganization. Prior to the reorganization, TLLP controlled 100% of the outstanding common stock of PCI, and approximately 80% of the outstanding common stock of Teletouch. In accordance with the accounting guidance under Emerging Issues Task Force Issue No. 90-5, “Exchanges of Ownership Interests Between Entities Under Common Control” and Appendix D of Statement of Financial Accounting Standards No. 141, “Business Combinations,” the PCI contribution is accounted for in a manner similar to a pooling of interests which means that the historical basis of the net assets of PCI are combined with those of Teletouch. As a result of this reorganization and because PCI is consolidated with Teletouch, PCI’s year end was changed from a calendar year ending December 31 to a fiscal year ending May 31 for financial reporting purposes.

The Company included the full three years of audited financial statements, as well as the five months ended May 31, 2006 and 2005 for PCI, which has been consolidated with Teletouch, in a manner similar to a pooling of interests, as follows:

—audited financial statements and selected financial data—
	year ended May 31, 2005	year ended May 31, 2006	year ended May 31, 2007
	June 1, 2004	June 1, 2005	June 1, 2006
Teletouch operations and cash flows	to	to	to
	May 31, 2005	May 31, 2006	May 31, 2007

	January 1, 2005	June 1, 2005	June 1, 2006
PCI operations and cash flows	to	to	to
	December 31, 2005	May 31, 2006	May 31, 2007

The above consolidation results in an overlap of reporting periods for PCI from June 2005 through December 2005. The continuing operations and cash flows from the continuing operations of PCI for this seven month overlap period, when consolidated with those of Teletouch, result in these operations and cash flows appearing in both the financials for the years ended May 31, 2005 and May 31, 2006. The duplicate reporting of PCI’s continuing operations during this overlap period has been eliminated from shareholders’ deficit at May 31, 2006. Revenue, loss from continuing operations and net loss amounted to $32,351,000, $(4,299,000) and $(4,299,000), respectively, for this duplicative period.

Consolidation of State Hawk Security, Inc.: State Hawk was formed in September 2002 as a Texas corporation with the sole purpose of acquiring and holding security monitoring contracts from PCI. PCI was in the security monitoring business and originated security monitoring contracts with its customers. PCI required certain financing to fund the customer acquisition costs of the security monitoring business. The lender provided this financing against qualified security monitoring contracts but required that all contracts pledged as collateral against the loan be transferred to a separate and bankruptcy remote entity, which is why State Hawk was formed. The assets of State Hawk are comprised, almost solely, of monitoring contracts acquired from PCI. Substantially all of the proceeds from the financing arrangement with State Hawk were transferred to PCI with the exception of certain funds retained to pay for State Hawk’s minimal operating expenses. State Hawk had and has no employees, and its operations were dependent and controlled by the management of PCI. For consolidation purposes, intercompany transactions have been eliminated which resulted in a carrying amount of $0 in security monitoring contracts. State Hawk generated gross revenue of $2,165,000, net income of $804,000 and a gain of $8,906,000 on the sale of the security monitoring business assets in the fiscal year ended May 31, 2005. State Hawk’s operating results are a component of the results reported as discontinued security monitoring operations on the consolidated statement of operations with the remainder being the discontinued security monitoring operations at PCI.

Discontinued Paging and Security Operations: On September 21, 2005, the Company sold substantially all of its security monitoring operations. On August 14, 2006, the Company sold substantially all of its paging operations. The sale of the security operations included substantially all of the operating assets of its controlled affiliate, State Hawk. The operations of the paging and security monitoring businesses have been reported separately as discontinued operations in the Consolidated Statement of Operations in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

The income from discontinued paging operations for the years ended May 31, 2007, 2006 and 2005 was $449,000, $3,893,000 and $2,590,000, respectively. The gain from sale of paging assets for 2007 was approximately $163,000. See Note 4 for additional information on the sale of the paging operations.

PCI generated a $3,619,000 loss from the discontinued security monitoring operations and a $1,372,000 gain from the sale of the security monitoring business assets in the fiscal year ended May 31, 2005. These results only include the discontinued operations of PCI. The results of State Hawk for the fiscal year ended May 31, 2005 are stated above under “Consolidation of State Hawk Security Inc.” See Note 5 for additional information on the sale of the security monitoring business for both PCI and State Hawk.

Financial Condition and Going Concern Discussion: The Company has suffered recurring losses from operations, and it had a working capital deficit of approximately $24,029,000 and $29,583,000 at May 31, 2007 and 2006, respectively, and a shareholders’ deficit of approximately $17,387,000 and $19,093,000 at

May 31, 2007 and 2006, respectively. The Company’s senior and subordinated debt totaled approximately $9,878,000 and $27,890,000 at May 31, 2007 and 2006, respectively. The senior and subordinated debt was due and payable in full on April 14, 2006 and May 1, 2006, respectively. In September 2005, the Company executed amendments with its senior and subordinated debt holders under, which they agreed to waive the existing events of default and defer interest payments on the subordinated debt until after the maturity of the senior debt on April 14, 2006. In August 2006, prior to the acquisition by Teletouch, PCI was successful in negotiating a restructuring of its debt obligations with both its senior and subordinated lenders under which it was fully released from the balance of $9,782,000 in subordinated debt which was converted to redeemable equity at Teletouch’s parent company, TLL Partners, LLC (“TLLP”). TLLP also assumed the full balance remaining on PCI’s senior debt obligations (after a $10,000,000 cash payment to the lender by the PCI) and PCI was conditionally released from having any future payment obligations under the senior debt and all liens on the assets of PCI were conditionally released as long as certain terms of a Transaction Party Agreement (“TPA”) by and among PCI, Teletouch, TLLP and the senior lender, Fortress Credit Corp. (“Fortress”) were not violated (see Note 3 “Acquisition of Progressive Concepts, Inc.” for further information on the Company’s debt restructuring). The TPA provided Fortress with certain control over the ongoing operations of Teletouch and PCI as well as provided for the contingent re-instatement of the liens on PCI assets if certain conditions were not maintained by either Teletouch or PCI. A TPA was required by Fortress in order to assure that PCI or Teletouch would not take actions which in Fortress’ view could reduce the value of Fortress’ security. Under the terms of the TPA both PCI and Teletouch were bound to comply with certain negative covenants. If either PCI or Teletouch had breached the TPA or violated any of the negative covenants then Fortress could have reinstated the Senior Debt at PCI to the fullest extent available under the law as if the debt restructuring had never occurred. PCI was conditionally released from having any future payment obligations under the Senior Debt as long as the terms of the TPA were not violated. However, in accordance with Statement of Financial Accounting Standard No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), PCI must be legally released from being the primary obligor under the Senior Debt in order to de-recognize this liability. Because of the existence of the TPA which allows Fortress limited control of PCI and Teletouch and a contingent ability to reinstate the debt at PCI, we believe that PCI has not been fully released from being the primary obligor under the Senior Debt as contemplated by SFAS 140 as of May 31, 2007. In addition, TLLP is a holding company with no operations with a minimal amount of cash on hand and may be dependent upon selling a sufficient number of shares it owns in Teletouch common stock or upon the cash flows of Teletouch through the receipt of future cash dividends to service its outstanding debt obligations. The Company has no current agreements with TLLP to fund cash nor does it have any current plans to declare dividends in order to allow TLLP to meet the debt obligations. Therefore, PCI and Teletouch will continue to report the Senior Debt as a liability on its balance sheet until such time as the debt is fully satisfied by TLLP or when PCI and Teletouch are released from the TPA.

In May 2008, the Company was able to secure an additional $5,000,000 revolving credit facility with another senior lender. The proceeds were used primarily to pay $2,000,000 to PCI’s former senior lender to have the liens on the assets of the Company fully and permanently released, and $1,500,000 was used to make an initial payment to the holders of certain redeemable common stock warrants that became due in December 2007 (See Note 19, “Subsequent Events” for discussion of May 2008 transactions). Even upon the Company’s completion of the restructuring of its debt obligations in August 2006 and the subsequent restructuring in May 2008, the Company has only been able to partially improve its working capital deficit and shareholders’ equity deficit. During fiscal 2008 and continuing into fiscal 2009, the Company has been focusing on evaluating the operations of its PCI subsidiary. The results of these efforts have been successful in eliminating certain unnecessary operating expenses and in increasing margins on product and service revenues by implementing improved controls over pricing and inventory management. The settlement of the dispute with AT&T in June 2007 has resulted in a significant increase in margins on the cellular service billing revenues during both fiscal 2008 and 2009 as a result of no longer having to pay for certain charges billed by AT&T when customers roamed on networks owned by AT&T (see further discussion under “Settlement of Dispute with AT&T” in Note 19). In addition, the Company has achieved some success in developing new service revenues that have been successful in partially offsetting the declines in service revenues caused by customer attrition. Since June 2007, the Company has experienced higher than normal cellular subscriber attrition due primarily to the launch of the iPhone. Although the iPhone is offered to customers by AT&T, PCI has been denied the approval to sell or activate the iPhone for customers by AT&T. The Company reviews its staffing levels on a quarterly basis and continues to seek ways to consolidate and automate necessary functions in order to control personnel costs. However, as of the date of this Report, the Company believes that its efforts to reduce its operating expenses have been successful and is concerned that further reductions in these expenses would have a negative impact on revenues so most of the current efforts are focused on seeking additional distribution for existing products lines including an emphasis on internet marketing. There can be no assurance that the current efforts to increase revenues through a new distribution will be successful nor is there any assurance that the trade credit that is currently extended to the Company will be maintained or expanded for fiscal 2009 to facilitate this growth. The Company is continuing to seek additional debt and equity financing to ensure it is able to meet its remaining trade and debt obligations as well as provide sufficient working capital to continue and grow its operations. If it is unsuccessful in its efforts to secure additional financing, the Company may be unable to meet its obligations and might be forced to seek protection from its creditors.

As a result of the above conditions and in accordance with generally accepted accounting principles in the United States, there exists substantial doubt about the Company’s ability to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates: The consolidated financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions. Those assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Cash: We deposit our cash with high credit quality institutions. Periodically, such balances may exceed applicable FDIC insurance limits. Management has assessed the financial condition of these institutions and believes the possibility of credit loss is minimal.

Certificates of Deposit-Restricted: From time to time, the Company is required to issue standby letters of credit to it suppliers to secure purchases made under the credit terms provided by these suppliers. The Company deposits funds into a certificate of deposit and instructs that bank to issue the standby letter of credit to the benefit of the supplier. All such funds are reported as restricted funds until such time as the supplier releases the letter of credit requirement. As of May 31, 2007 and May 31, 2006, the Company had $411,000 and $1,019,000, respectively, of cash certificates of deposit securing standby letters of credit with its suppliers.

Allowance for Doubtful Accounts: The Company performs periodic credit evaluations of its customer base and extends credit to virtually all of its customers on an uncollateralized basis.

In determining the adequacy of the allowance for doubtful accounts, management considers a number of factors, including historical collections experience, aging of the receivable portfolio, financial condition of the customer and industry conditions. The Company considers an account receivable past due when customers exceed the terms of payment granted to them by the Company. The Company writes-off its fully reserved accounts receivable when it has exhausted all collection efforts.

Accounts receivable are presented net of an allowance for doubtful accounts of $527,000 and $501,000 at May 31, 2007 and May 31, 2006, respectively. Based on the information available to the Company, management believes the allowance for doubtful accounts as of those periods are adequate. However, actual write-offs may exceed the recorded allowance.

Reserve for Inventory Obsolescence: Inventories are stated at the lower of cost (primarily on a moving average basis), which approximates actual cost determined on a first-in, first-out (“FIFO”) basis, or fair market value and are comprised of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors including recent sales trends, industry market conditions and economic conditions. In assessing the reserve, management also considers price protection credits or other incentives, such as volume incentive rebates the Company has received from the vendor. In addition, management established specific valuation allowances for discontinued inventory based on its prior experience liquidating this type of inventory. Through the Company’s wholesale distribution channel, it is successful in liquidating the majority of any inventory that becomes obsolete. The Company has many different electronics suppliers, all of which provide reasonable notification of model changes, which allows the Company to minimize its level of discontinued or obsolete inventory. Actual results could differ from those estimates. Inventories are stated on the Company’s consolidated balance sheet net of a reserve for obsolescence of $518,000 and $362,000 at May 31, 2007 and May 31, 2006, respectively.

The following table reflects the components of finished goods inventory at May 31, 2007 and May 31, 2006 (in thousands):

	May 31, 2007			May 31, 2006
	Cost	Reserve	Net Value	Cost	Reserve	Net Value
Phones and related accessories	$1,308	$—	$1,308	$1,101	$—	$1,101
Automotive products	1,389	—	1,389	1,616	—	1,616
Satellite products	98	—	98	98	—	98
Two way products	352	—	352	357	—	357
Other	229	(111)	118	298	(101)	197

Total inventory and reserves	3,376	(111)	3,265	3,470	(101)	3,369
General obsolescence reserve	—	(407)	(407)	—	(261)	(261)

Total inventory and reserves	$3,376	$(518)	$2,858	$3,470	$(362)	$3,108

Property, Plant and Equipment: Property and equipment is recorded at cost. Depreciation is computed using the straight-line method. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Upon the sale or abandonment of an asset, the cost and related accumulated depreciation are removed from the Company’s balance sheet, and any gains or losses on those assets are reflected in the accompanying consolidated statement of operations of the respective period. The straight-line method estimated useful lives are as follows:

Buildings and improvements	5-30 years
Two-way infrastructure	5-15 years
Vehicles	5 years
Signs and displays	5-10 years
Other equipment	3-5 years
Leasehold improvements	Shorter of estimated useful life or term of lease

Intangible Assets: Intangible assets are comprised of certain definite lived assets as well as a single indefinite lived asset which is goodwill. Indefinite lived intangible assets are not amortized but evaluated annually (or more frequently) for impairment under SFAS No. 142, “Goodwill and Other Intangible Assets.” Definite lived intangible assets, including capitalized loan origination costs, wireless contract acquisition costs and FCC license acquisition costs, are amortized over the estimated useful life of the asset and reviewed for impairment upon any triggering event that gives rise to any question as to the assets ultimate recoverability as prescribed under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Indefinite Lived Intangible Assets: The Company only has one category of indefinite lived intangible asset, which is goodwill. Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized but instead tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The SFAS 142 goodwill impairment model is a two-step process. The first step compares the fair value of a reporting unit that has goodwill assigned to its carrying value. The fair value of a reporting unit using discounted cash flow analysis is estimated. If the fair value of the reporting unit is determined to be less than its carrying value, a second step is performed to compute the amount of goodwill impairment, if any. Step two allocates the fair value of the reporting unit to the reporting unit’s net assets other than goodwill. The excess of the reporting unit’s fair value over the amounts assigned to its net assets other than goodwill is considered the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the carrying value of its goodwill. Any shortfall represents the amount of goodwill impairment. Under the guidance of SFAS 142, companies are required to test for impairment of intangible assets with indefinite lives at least annually. Teletouch’s only intangible asset with an indefinite life is goodwill, which was acquired in January 2004 as part of the purchase of the two-way radio assets of Delta Communications, Inc. The Company decided to test this goodwill annually on March 1st, the first day of its fourth fiscal quarter, of each year unless an event occurs that would cause the Company to believe the value is impaired at an interim date.

Using the SFAS 142 approach described in the previous paragraph, the Company recorded a goodwill impairment charge during the fourth quarter of fiscal 2005 of $551,000 presented as an operating expense, which resulted primarily from a decline in the profitability of the Dallas / Fort Worth two-way radio operations within the two-way radio reporting segment of the Company. The goodwill impairment was recorded due to the decreased sales in our logic trunked radio (“LTR”) sales resulting from increased competition in the market from other two-way radio provider and cellular companies, lower demand for these services and limited sales staff during the year focusing on this portion of the business. The reduced LTR sales activity was not significant to the operations of the business during the year, although the cumulative effect on the LTR subscriber base resulted in lower future cash flow projections than the Company anticipated upon acquiring the business, which in turn resulted in a reduced fair market value of the reporting segment’s assets.

For the years ended May 31, 2007 and 2006, the Company evaluated the carrying value of its goodwill associated with its two-way business and has concluded that no impairment of its goodwill is required these years. The Company estimates the fair value of its two-way business using a discounted cash flow method. No changes have occurred in the two-way business during 2007 or 2006 that indicated any impairment of the goodwill. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. In evaluating impairment we estimate the sum of the expected future cash flows derived from such goodwill. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. A significant change in cash flows in the future could result in an additional impairment of goodwill.

Definite Lived Intangible Assets: Definite lived intangible assets consist of the contracts with the Company’s cellular carrier, subscriber bases, FCC licenses, internally developed software and loan origination costs several of which were recorded at the date of acquisition of PCI by its former parent, Progressive Concepts Communications, Inc. (“PCCI”), a Delaware corporation and a company controlled by Robert McMurrey, Chairman and Chief Executive Officer of Teletouch during 2001. Intangible assets are carried at cost less accumulated amortization. Amortization on the wireless contracts is computed using the straight-line method over the contract’s life. The estimated useful lives for the intangible assets are as follows:

Subscriber bases	1-13 years
FCC licenses	9 years
Marketing List	4 years
Non-compete agreements	5 years
Internally developed software	3 years

The Company defers certain direct costs in obtaining loans and amortizes such amounts using the straight-line method over the expected life of the loan, which approximates the effective interest method as follows:

Loan origination costs	2-15 years

The wireless contract intangible assets represent certain contracts that the Company has with its cellular carrier, AT&T, under which the Company is allowed to provide cellular services to its customers. Although the Company has sustained losses over the past several years, management has evaluated this asset in light of the fair value of each of the cellular subscribers that the Company services. Included in the provisions of the primary contract with AT&T (Dallas / Fort Worth market) is a buy-back / penalty provision, which quantifies a value of the subscriber base if AT&T were to terminate the contracts with the Company. Under the terms of the Dallas / Fort Worth market distribution agreement with AT&T, at the expiration of the agreement (currently September 2009), AT&T must continue to provide airtime to the Company as long as the subscribers choose to remain on service, or at AT&T’s option, AT&T can buy-back the subscribers from the Company for $1,000 per subscriber line. This buy-back value contained in the contract significantly exceeds the carrying value of the asset at all periods presented herein. Additionally, the Company has obtained an independent valuation of the customer base, which also exceeds the carrying value of this asset at all periods presented herein.

Amortization of subscriber bases wireless contracts, FCC licenses and internally developed software is considered operating expense and included in “Depreciation and Amortization” in the accompanying consolidated statements of operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life.

Impairment of Long-lived Assets: In accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the recoverability of the carrying value of its long-lived assets based on estimated undiscounted cash flows to be generated from such assets. If the undiscounted cash flows indicate an impairment, then the carrying value of the assets evaluated is written-down to the estimated fair value of those assets. In assessing the recoverability of these assets, the Company must project estimated cash flows, which are based on various operating assumptions such as average revenue per unit in service, disconnect rates, sales productivity ratios and expenses. Management develops these cash flow projections on a periodic basis and reviews the projections based on actual operating trends. The projections assume that general economic conditions will continue unchanged throughout the projection period and that their potential impact on capital spending and revenues will not fluctuate. Projected revenues are based on the Company’s estimate of units in service and average revenue per unit, as well as revenue from various new product initiatives. Projected revenues assume a stable to slightly growing cellular service revenue while projected operating expenses are based upon historic experience and expected market conditions adjusted to reflect an expected decrease in expenses resulting from cost saving initiatives.

The most significant long-lived tangible asset owned by the Company is the Fort Worth, Texas corporate office building and the associated land. The Company has received periodic appraisals of the fair value of this property and in each instance the appraised value continues to appreciate and exceeds the carrying value of the property.

The Company’s review of the carrying value of its tangible long-lived assets at May 31, 2007 and May 31, 2006 indicates that the carrying value of these assets will be recoverable through estimated future cash flows. Because of the sustained losses the Company has incurred during the past several years, the Company also reviewed the market value of the assets. In support of the cash flows approach to this evaluation, the market value review also indicates that the carrying value at each period presented herein is not impaired. If the cash flow estimates, or the significant operating assumptions upon which they are based, change in the future, the Company may be required to record additional impairment charges related to its long-lived assets.

Provision for Income Taxes: The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes,” using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods. As of May 31, 2007 and May 31, 2006, the Company has recorded a valuation allowance against the full amount of its net deferred tax assets since it does not forecast taxable income for fiscal year 2008 nor is the Company able to reasonably forecast taxable income beyond next year. The inability to foresee taxable income in future years makes it more likely than not that the Company will not realize its recorded deferred tax assets in future periods. On November 1, 2005, the Company became a member of the consolidated tax group of PCCI as a result of PCCI gaining control of over 80% of the outstanding common stock of Teletouch on that date. PCCI gained control of Teletouch’s common stock through the conversion by TLLP, PCCI’s wholly owned subsidiary, of all of its shares of the Company’s outstanding Series C Preferred Stock into 43,500,000 shares of common stock on November 1, 2005. As of November 1, 2005, TLLP was a disregarded entity for federal tax purposes since it was at that time a single member limited liability company (“LLC”). Therefore, the parent for federal tax purposes was deemed to be PCCI. The Company continued to account for its taxes under SFAS 109 and record its deferred taxes on a stand-alone basis while part of PCCI’s consolidated tax group. In August 2006, as a result of certain debt restructuring activities involving TLLP, Teletouch’s direct parent and PCCI’s wholly owned subsidiary, the Company broke from the PCCI tax group due to new TLLP shares that were issued as part of this restructuring, which resulted in TLLP no longer being disregarded for tax purposes. Beginning in August 2006 and through the date of this report, TLLP is taxed as a partnership and the Company is again separately liable for its federal income taxes.

Discontinued Operations: Assets and liabilities expected to be sold or disposed of are presented separately on the consolidated balance sheets as assets or liabilities held for sale. When components of the Company are classified as held for sale, the results of operations of the components are presented separately as income (loss) from discontinued operations, net, for current and prior periods. See Note 4 “Discontinued Paging Operations” and Note 5 “Discontinued Security Operations” of these notes to consolidated financial statements for further discussion of our discontinued operations.

Revenue Recognition: Teletouch recognizes revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable and (4) collectibility is reasonably assured. Teletouch believes, relative to sales of products, that all of these conditions are met; therefore, product revenue is recognized at the time of shipment.

The Company primarily generates revenues through billing services and product sales. Billing services include customer billings for cellular airtime, landline service, long distance service, internet service and pager service. Product sales include sales of cellular telephones, accessories, and car and home audio products through the Company’s retail and wholesale operations.

Revenues and related costs generated through the Company’s billing services are recognized during the period in which the service is rendered. Associated acquisition costs are expensed as incurred. For the Company’s product sales, revenue is recognized at the time of shipment, the customer takes title and assumes risk of loss, terms are fixed and determinable and collectibility is reasonably assured. The Company does not generally grant rights of return. However, late in the fourth quarter of 2005, PCI initiated a 30 day return / exchange program for new cellular subscribers in order to match programs put in place by most of the other cellular carriers. During the 30 days, a customer may return all cellular equipment and cancel service with no penalty. Reserves for returns, price discounts and rebates are estimated using historical averages, open return requests, recent product sell-through activity and market conditions. No reserves have been recorded for the 30 day cellular return program since only a very small number of customers utilize this return program and many fail to meet all of the requirements of the program, which include returning the phone equipment in new condition with no visible damage.

Since 1987, the Company has held agreements with AT&T, which allowed the Company to offer cellular service and customer service to AT&T customers. The Company is compensated for the services it provides based upon sharing a portion of the monthly billings revenues with AT&T. The Company is responsible for the billing and collection of cellular charges from these customers and remits a percentage of the cellular billings generated to AT&T. Based on its relationship with AT&T, the Company has evaluated its reporting of revenues, under “Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent,” (“EITF 99-19”) associated with its services attached to the AT&T agreements.

Based on its assessment of the indicators listed in EITF 99-19, the Company has concluded that the AT&T services provided by the Company should be reported on a net basis.

Deferred revenue represents prepaid monthly service fees paid by customers.

Concentration of Credit Risk: Teletouch provides cellular and other wireless telecommunications services to a diversified customer base of mid-size to small businesses and individual consumers, primarily in the Dallas / Fort Worth and San Antonio markets in Texas. In addition, the Company sells cellular equipment and consumer electronics products to large base of smaller to mid size cellular carriers, agents and resellers as well as a large group of smaller electronics and car audio dealers throughout the United States. As a result, no significant concentration of credit risk exists. The Company performs periodic credit evaluations of its customers to determine individual customer credit risks and promptly terminates services for nonpayment. Credit losses have been within management’s expectations and continue to decline as the Company’s higher credit risk individual customer base continues to decline.

Financial Instruments: The Company’s financial instruments consists of certificates of deposit-restricted, accounts receivable, accounts payable, debt and redeemable common stock purchase warrants. Management believes the carrying value of its financial instruments approximates fair value.

Advertising and Pre-opening Costs: Labor costs, costs of hiring and training personnel and certain other costs relating to the opening of new retail locations are expensed as incurred. Additionally, advertising costs are expensed as incurred although the Company is partially reimbursed based on various vendor agreements. Advertising and promotion costs were $1,237,000, $1,320,000, and $1,338,000 for the years ended May 31, 2007, 2006, and 2005, respectively.

Stock-based Compensation: At May 31, 2007, the Company had two stock-based compensation plans for employees and nonemployee directors which authorize the granting of various equity-based incentives including stock options and stock appreciation rights.

On June 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment, (“SFAS 123(R)”) using the modified prospective transition method. SFAS 123(R) requires companies to measure and recognized the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. For share option instruments issued subsequent to the adoption of SFAS 123(R), compensation cost is recognized ratably using the straight-line attribution method over the expected vesting period. For equity options issued prior to the adoption of SFAS 123(R), compensation cost is recognized using a graded vesting attribution method. In addition, pursuant to SFAS 123(R), the Company is required to estimate the amount of expected forfeitures when calculating compensation costs, instead of accounting for forfeitures as incurred, which was the previous method. Prior periods are not restated under this transition method. Options previously awarded and classified as equity instruments continue to maintain their equity classification under SFAS 123(R).

The effect of recording stock-based compensation for the twelve months ended May 31, 2007 was as follows:

(In thousands, except per share data)	Twelve Months Ended May 31, 2007
Stock based compensation expense by type of award:
Management stock options	$149
Director stock options	4

Total stock based compensation	$153
Tax effect on stock-based compensation	—
Tax effect on net loss	—
Stock based compensation included in net loss	$153

Effect on loss per common share - basis and diluted	$(0.003)

Prior to June 1, 2006, the Company accounted for the measurement and recognition of stock-based compensation under the Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, which provided companies with a choice to follow the provisions of SFAS 123 in determination of stock-based compensation expense under the alternative fair value accounting or to continue with the provisions of APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock-compensation plans. The Company elected to follow the provisions of APB 25 under which no compensation expense is recognized if the exercise price of the Company’s stock options equals or exceeds the market price of the underlying Common Stock on the date of grant, generally no compensation expense is recognized. The Company recognized compensation expense of $78,000 in fiscal year 2006 and a reduction of compensation expense of $53,000 in fiscal year 2005, related to the repricing of its outstanding stock options during fiscal 2000 resulting in a variable accounting which requires the Company to record as compensation expense the spread between the option price and the market price until the options are exercised, expired or forfeited. The compensation expense of $78,000 for fiscal year 2006 is attributable to the modification of the Company’s former President’s stock options in the third quarter of fiscal year 2006 upon his resignation in December 2005. This modification involved extending the exercise period of these stock options an additional nine months beyond their normal expiration which resulted in a one time charge of $90,000 to stock compensation expense during the third quarter of 2006 which was offset by reduction in compensation expense of $12,000 related to the spread between the option price and the market price.

Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if Teletouch had accounted for its stock options under the fair value method of that statement. Beginning in fiscal year 2005, the Company changed to the Black-Scholes option valuation model to estimate the fair value of stock options granted. The fair value for these options was estimated at the date of grant using the following weighted-average assumptions for 2005: risk-free interest rates of 3.50%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common stock of 1.30 and a weighted-average expected life of the option of 2 to 5 years. As there were only an insignificant amount of stock options granted during fiscal 2005 and 2006, all of which were issued at the market price on the date of the grant, the Company has not included these grants in its pro forma compensation expense calculations.

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

The pro forma effect on the net loss and net loss per share as if the fair value of stock-based compensation had been recognized as compensation expense for the 12 month periods ending May 31, 2006 and 2005 was as follows (in thousands):

	2006	2005
Net loss as reported	$(8,117)	$(2,986)
Plus stock-based employee compensation expense (benefit) included in reported net loss, net of related tax effects	78	(53)
Less total stock-based employee compensation determined under fair-value-based method, net of related tax effects	(146)	(131)

Pro forma net loss	$(8,185)	$(3,170)

Loss per share - basic and diluted:
As reported	$(0.27)	$(0.65)

Pro forma	$(0.27)	$(0.69)

Prior to adopting SFAS 123(R), the Company presented all excess tax benefits, if any, resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a financing activity. Excess tax benefits are realized from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits as a result of adopting SFAS 123(R) in the 12 months ended May 31, 2007 because the Company is currently providing a full valuation on future tax benefits realized in the United States until it can sustain a level of profitability that demonstrates its ability to utilize the assets.

SFAS 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. For the 12 months ended May 31, 2007, the Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option pricing model. The Company has determined that the best measure of expected volatility is based on the historical daily volatility of the Company’s common stock. Historical volatility factors utilized in the Company’s Black-Scholes computations range from 142.8% to 163.5%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107. Under this formula, the expected term is equal to: ((weighted-average vesting term + original contractual term)/2). The expected term used by the Company as computed by this method ranges from 5.0 years to 6.0 years. The interest rate used is the risk free interest rate and is based upon U. S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations range from 4.5% to 4.7%. Dividend yield is zero as the Company does not expect to declare any dividends on its common shares in the foreseeable future.

In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption. The Company has estimated an annualized forfeiture rate of 0.0% for the stock options granted to senior management and the Company’s directors in 2007. The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

Options exercisable at May 31, 2007 totaled 1,714,071 at a weighted-average price of $0.35 with a remaining weighted average contractual term of approximately 8.2 years.

The weighted-average grant date fair value of options granted during the 12 months ended May 31, 2007 was $0.21.

At May 31, 2007, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $232,642, which will be amortized over the weighted-average remaining requisite service period of 1.23 years.

Income (loss) Per Share: Basic income (loss) per share (“EPS”) is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding and potential shares outstanding. During 2005, the Company had 1,000,000 shares of Series C Preferred Stock and 6,000,000 redeemable common stock warrants outstanding which were convertible into 44,000,000 and 6,000,000 shares of common stock, respectively. On November 1, 2005, the 1,000,000 shares of Series C Preferred Stock were converted into 44,000,000 shares of common stock. As of May 31, 2007, there remain 6,000,000 redeemable common stock purchase warrants outstanding. These securities, prior to their conversion, are considered to be “Participating Securities” under Statement of Financial Accounting Standards No. 128 (“SFAS 128”) for EPS calculations. Both the Series C Preferred Stock and the GM Warrants are considered Participating Securities because the common stock underlying these securities participates in dividends (if declared) at the same rate as the common shareholders. Although these securities meet the definition of Participating Securities, under EITF 03-06, since they participate in dividends, in light of the losses from continuing operations for the fiscal years ended May 31, 2007, 2006 and 2005 and the fact that there is no contractual obligation for the security holders to share in losses of the Company, they have not been included in the basic loss per share calculations.

Under guidance from SFAS 128, the following securities were outstanding but were not included in the computation of diluted loss per share due to losses from the Company’s continuing operations for fiscal years ended May 31, 2007, 2006 and 2005.

	2007	2006	2005
Common stock options	2,749,405	1,761,154	1,950,487
Common stock purchase warrants	6,000,000	6,000,000	6,000,000
Series C Preferred Stock	—	—	44,000,000

	8,749,405	7,761,154	51,950,487

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R) (“SFAS 141(R)”). This statement amends SFAS 141, “Business Combinations,” and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) are effective for the Company on June 1, 2009. The Company does not expect the adoption of SFAS 141(R) to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The provisions of SFAS 160 are effective for the Company on June 1, 2009. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial statements.

In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure financial instruments and certain other items, which may reduce the need to apply complex hedge accounting provisions in order to mitigate volatility in reported earnings. The fair value election is irrevocable and is generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. The provisions of SFAS 159 are effective for the Company on June 1, 2008. The Company does not expect the adoption of SFAS 159 to have a material impact on its financial statements.

In September 2006, FASB issued SFAS 157, “Fair Value Measurements.” This Statement defines fair value and provides guidance for how to measure fair value. SFAS 157 applies to assets and liabilities required or permitted to be measured at fair value under other accounting pronouncements; however, this statement does not provide guidance whether assets and liabilities are required or permitted to be measured at fair value. The provisions of SFAS 157 are effective for the Company on June 1, 2008. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” (“FIN 48”) which clarifies the accounting for uncertainty in tax positions. This interpretation requires the recognition of a tax position when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position. FIN 48 will become effective for the Company beginning in June 1, 2007. The Company is currently evaluating what effect the adoption of FIN 48 will have on the Company’s future results of operations and financial condition.

NOTE 3 – ACQUISITION OF PROGRESSIVE CONCEPTS, INC.

On August 11, 2006, Teletouch became the owner of all of the issued and outstanding equity securities of PCI, by virtue of the contribution of 100% of the issued and outstanding equity securities of PCI to Teletouch by TLLP, without the issuance of any monetary or stock consideration by Teletouch (the “PCI Acquisition”). Teletouch and TLLP entered into a certain Contribution Agreement (the “CA”). Prior to the CA, TLLP was the beneficial owner of 4,200 shares of common stock, $0.10 par value per share, of PCI, which represented 100% of PCI’s outstanding securities. Under the terms and provisions of the CA, TLLP contributed and Teletouch accepted all such outstanding equity securities of PCI. Upon the closing of the CA, PCI became a wholly-owned subsidiary of Teletouch. Because of the common control of both Teletouch and PCI by TLLP immediately prior to the transaction, the acquisition of PCI is accounted for in a manner similar to a pooling of interests (See Note 1). As a result of the pooling of interests accounting, all intercompany transactions were determined to be insignificant; however they have been eliminated from all the periods presented.

The effects of accounting for the aforementioned acquisition of PCI in a manner similar to a pooling of interests are summarized below:

	As Reported On Form 10-K For the Year Ended May 31, 2006	Adjustments			Restated to Reflect the PCI Acquisition and Adjusted For Discontinued Operations
		Acquisition of PCI (pooling)	Discontinued Paging Operations (see Note 4)	Eliminating Entries
Total operating revenues
2006	$20,906	$54,231	$(15,154)	$(341)	$59,642
2005	$24,669	$56,047	$(18,765)	$(390)	$61,561
Loss from continuing operations before income tax expense (benefit)
2006	$(1,022)	$(6,943)	$(3,893)	$—	$(11,858)
2005	$(4,125)	$(6,997)	$(2,590)	$—	$(13,712)
Income from discontinued paging operations
2006	$—	$—	$3,893	$—	$3,893
2005	$—	$—	$2,590	$—	$2,590
Gain on sale of assets related to discontinued security operations
2006	$—	$—	$—	$—	$—
2005	$—	$10,278	$—	$—	$10,278
Loss from discontinued security monitoring operations
2006	$—	$—	$—	$—	$—
2005	$—	$(2,815)	$—	$—	$(2,815)
Income tax expense (benefit)
2006	$152	$—	$—	$—	$152
2005	$(673)	$—	$—	$—	$(673)
Net loss
2006	$(1,174)	$(6,943)	$—	$—	$(8,117)
2005	$(3,452)	$466	$—	$—	$(2,986)

Immediately preceding the PCI Acquisition, PCI and certain of its affiliates entered into a debt restructuring, pursuant to which (i) PCI paid $10,000,000 of its outstanding senior debt balance to Fortress Credit Corp. (the “Senior Debt”), PCI’s senior lender (“Fortress”); (ii) PCI was conditionally released from all of its remaining prior institutional debt, and its assets were conditionally released from all related liens; (iii) PCI entered into a new accounts receivable factoring and security facility (secured by its accounts receivable) with Thermo Credit, LLC (“Thermo”) and (iv) certain prior debt obligations of PCI were assumed by TLLP.

Concurrent with the PCI Acquisition, PCI, Teletouch and Fortress entered into a Transaction Party Agreement (“TPA”), which provided Fortress with certain control over the ongoing operations of Teletouch and PCI as well as provided for the contingent re-instatement of the liens on PCI assets if certain conditions were not maintained by either Teletouch or PCI (see “Transaction Party Agreement” discussion included in Note 10 “Long-Term Debt” for more information). A TPA was required by Fortress in order to assure that PCI or Teletouch would not take actions which in Fortress’ view could reduce the value of Fortress’ security. Under the terms of the TPA both PCI and Teletouch were bound to comply with certain negative covenants. If either PCI or Teletouch had breached the TPA or violated any of the negative covenants then Fortress could have reinstated the Senior Debt at PCI to the fullest extent available under the law as if the debt restructuring had never occurred. PCI was conditionally released from having any future payment obligations under the Senior Debt as long as the terms of the TPA were not violated. However, in accordance with SFAS 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities PCI must be legally released from being the primary obligor under the Senior Debt in order to de-recognize this liability. Because of the existence of the TPA which allows Fortress limited control of PCI and Teletouch and a contingent ability to reinstate the debt at PCI, we believe that PCI has not been fully released from being the primary obligor under the Senior Debt as contemplated by SFAS 140 as of May 31, 2007. In addition, TLLP is a holding company with no operations with a minimal amount of cash on hand and may be dependent upon selling a sufficient number of shares it owns in Teletouch common stock or upon the cash flows of Teletouch through the receipt of future cash dividends to service its outstanding debt obligations. The Company has no current agreements with TLLP to fund cash nor does it have any current plans to declare dividends in order to allow TLLP to meet the debt obligations. Therefore, the Company will continue to report the Senior Debt as a liability on its balance sheet until such time as the debt is fully satisfied by TLLP or when PCI and Teletouch are released from the TPA.

In May 2008, the Company was successful in negotiating a full release from the TPA and has removed the Fortress debt obligation from its financials as of that date (see Note 19 “Subsequent Events” for discussion of the May 2008 transactions).

In order raise sufficient cash to make the $10,000,000 payment to Fortress, PCI entered into a new factoring facility with Thermo secured by PCI’s accounts receivable which provides up to approximately $10,000,000 of available advances against PCI’s accounts receivable. On August 11, 2006 approximately $6,200,000 was advanced to PCI under the factoring facility, which was primarily used to make the required payment to Fortress.

In addition, prior to the acquisition of PCI by Teletouch, PCI’s previous subordinated lenders, Stratford Capital Partners, L.P., a Delaware limited partnership (“Stratford”), Retail & Restaurant Growth Capital, L.P., a Delaware limited partnership (“RRGC”), agreed to exchange their approximately $9,782,000 of debt in PCI into 4,350,000 shares of Teletouch Common Stock owned by TLLP and a Preferred A Membership Interest by TLLP (see “Subordinated Debt” discussion in Note 10 “Long-Term Debt” for more information). PCI accounted for the assumption of the subordinated debt on its balance sheet as a contribution of capital from its parent, TLLP.

As part of the exchange transaction, Teletouch, Stratford and RRCG (Stratford and RRGC collectively, the “Holders”) entered into a certain Registration Rights Agreement (the “RRA”). In connection with this exchange, Teletouch agreed to grant to the Holders certain registration rights under the federal securities laws with respect to the securities received by the Holders pursuant to the foregoing arrangement. Namely, the Holders were granted piggy-back registration rights to participate in any underwritten offering and registration of Teletouch’s equity securities under the Securities Act of 1933, as amended (the “Securities Act”), including a shelf registration statement pursuant to Rule 415 under the Securities Act, through August 10, 2010. See additional discussion under “Registration Rights Agreement” in Note 13 “Shareholders’ Equity.”

NOTE 4 – DISCONTINUED PAGING OPERATIONS

At the recommendation of management, on August 19, 2005, the Board of Directors of the Company (the “Board”) approved and authorized the Company’s management to enter into an Asset Purchase Agreement (“APA”) with the Teletouch Paging, LP, a limited partnership, wholly-owned by an unrelated, private Fort Worth, Texas investment group, (the “Buyer”), to sell substantially all of the assets related to the paging business. On August 14, 2006 the Company completed the sale of its paging business. These and other matters are described below.

Sale of Paging Business Agreement Terms

On August 22, 2005, the Company entered into an APA to sell substantially all of the assets of its paging business to Teletouch Paging, LP, a limited partnership, wholly-owned by an unrelated, private Fort Worth, Texas investment group, (the “Buyer”).

The assets included in the asset sale transaction include substantially all of the designated assets of the paging business (the “Acquired Assets”) with a net carrying value at May 31, 2006 of approximately $3,400,000. In addition to the assets sold, the Company recognized a gain of approximately $635,000 related to accelerating the unearned sale/leaseback obligations from its balance sheet since the Buyer assumed the Company’s remaining obligations under these leases.

The Buyer’s aggregate consideration for the Acquired Assets was originally contemplated to be approximately $5,250,000 as of August 31, 2005 and would have been payable as follows: (i) $4,000,000 less the cumulative earnings before interest, taxes, depreciation and amortization (“EBITDA”) plus any capital expenditures attributable to the paging business from September 1, 2005 through the closing date to be payable in cash to the Company on the closing date, (ii) $1,200,000 non-interest bearing note payable to the Company due in 12 monthly payments of $100,000 each beginning the earlier of the date that Buyer has satisfied its obligations under its senior borrowings or August 31, 2007 and (iii) the assumption of approximately $50,000 notes payable related to vehicles being sold (collectively, the “Purchase Price”). The $1,200,000 promissory note payable to the Company was to be secured by a lien on the assets subject to customary subordination provisions required by the Buyer’s senior lender. On December 30, 2005, the First Amendment to the APA was executed under which the payment terms of the APA were amended to limit the reductions that can be taken against the cash portion of the consideration so that in no event would such amount be more or less than $2,200,000. Additionally, the First Amendment to the APA provided that the $1,200,000 promissory note will be prepaid at closing. In March 2006, the Second Amendment to the APA was executed which further amended the payment terms of the APA. The Second Amendment to the APA maintained the cash portion of the consideration at $2,200,000 and re-established the adjustments to the final cash payment due at closing during the period from April 1, 2006 through the closing date. During the period between April 1, 2006 and the closing date, the cash payment will be reduced by the EBITDA of the paging business, reduced by interest charges incurred by the Buyer and increased by any approved capital expenditures related to the paging business. The Second Amendment to the APA also contained the provision that the $1,200,000 million promissory note will be prepaid at closing. Additionally, the Second Amendment allowed for either the Company or the Buyer to terminate the agreement at anytime after June 30, 2006.

The Purchase Price was subject to adjustment based on the Company’s net working capital, as defined in the APA, at closing and the value of any excess net working capital transferred would be paid to the Company by the Buyer within 45 days of closing.

The APA also contains representations and warranties, indemnification and other provisions customary for agreements of this nature.

The parties to the APA also entered into a Management Agreement (“MA”), to facilitate a smooth transition of the paging business operations from Teletouch to the Buyer. Under the MA, the Buyer had the authority, on a limited basis consistent with the effective regulations of the FCC, to implement operational policies and to provide general management services with respect to the day-to-day operations of the Company’s paging operations, subject to reporting to and approval of the Chief Executive Officer of Teletouch and its Board. As its compensation for the management services provided under the MA, the Buyer was entitled to a flat fee each month during the period before the closing date, payable in two equal installments per month, beginning September 2, and 16, 2005, respectively. The term of the MA was from September 1, 2005 to the earlier of: (i) the APA final closing date, or (ii) the termination of the APA. In March 2006, the MA was amended to increase the management fee from $50,000 to $100,000 per month beginning April 1, 2006 through the end of the term of the MA. The management fees paid to the Buyer were charged against the EBITDA of the paging business resulting in a reduced offset to be taken by the Buyer against the cash consideration paid under the terms of the APA. From September 1, 2005 through the closing of the sale of the paging assets in August 2006, the Company paid, in total, $750,000 in management fees to the Buyer.

Completion of Sale of Paging Business

Subsequent to and as a result of the acquisition of PCI on August 11, 2006, as discussed above in Note 3 “Acquisition of Progressive Concepts, Inc.,” on August 14, 2006, Teletouch completed the sale of its paging business assets. Prior to closing the Company and the Buyer agreed to compute the EBITDA of the paging business through July 31, 2006 and add to that amount any subsequent collections on accounts receivable through the closing date to arrive at the total reductions to the purchase price. Further, it was agreed that the Company would have no obligation for expenses incurred related to the paging business from August 1, 2006 through the closing date. The total cash consideration of approximately $3,100,000 received by Teletouch at the closing for the acquired assets included a $1,900,000 cash payment and a $1,200,000 prepayment of the promissory note. Under the terms of the Second Amendment to the APA, the stated cash payment of $2,200,000 was reduced by approximately $1,000,000 in EBITDA related to the paging business for the period between April 1, 2006 and July 31, 2006 and was increased by $300,000 in capital expenditures for the same period and was further increased by a working capital adjustment of approximately $400,000, resulting in a net cash payment of $1,900,000 due at closing. Subsequent to closing the sale transaction, Teletouch continued to retain certain direct financial obligations under lease agreements and vehicle notes but has received a personal guaranty from the owner of the Buyer for the satisfaction of these obligations and Teletouch gains a subordinate lien in all of the assets of the paging business second to the Buyer’s senior lender until all such obligations are either paid in full or are assumed by the Buyer as discussed below. As of the date of this report, the leases and vehicles have been transferred into the name of the Buyer and the Company holds no financial obligations related to these items.

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

Such Collateral includes, without limitation: (i) all personal property, fixtures, inventory, equipment held for lease, raw materials, certain equipment employed in connection with the Buyer’s business, (ii) all of the Buyer’s present and future accounts, accounts receivable, general intangibles, contracts and contract rights, (iii) Buyer’s intellectual property of all description; (iv) Buyer’s all other personal property of any nature, including, without limitation, all accounts, deposits, credit balances, contract rights, inventory, general intangibles, goods and equipment; and (v) all additions or improvements to the foregoing properties.

Teletouch’s security interest was subject to the priority of certain permitted liens incurred in the ordinary course of business, not at the time delinquent and for which the Buyer has set aside adequate reserves in accordance with generally accepted accounting principles on its books. These liens include, without limitation, (i) liens for taxes, assessments or other governmental charges, (ii) liens of carriers, warehousemen, mechanics, materialmen and landlords, and (iii) liens incurred to secure performance of tenders, statutory obligations, leases and contracts.

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

As of May 31, 2007, all lease obligations and vehicle financing obligations related to the paging business have been fully assumed by the Buyer or have expired. As a result, Teletouch has released its subordinate lien and no longer requires the personal guaranty from the Buyer related to these obligations.

Summary results for the paging business are reflected as discontinued operations in the accompanying consolidated statements of operations for the years ended May 31, 2007, 2006 and 2005 are as follows:

	Year Ended May 31,
	2007	2006	2005
Gross Revenue	$2,230	$15,154	$18,765

Income from discontinued paging operations	$449	$3,893	$2,590
Gain on sale of assets related to discontinued paging operations	163	—	—
Provision for income taxes on discontinued paging operations	—	1,475	881

Net income from discontinued paging operations	$612	$2,418	$1,709

A combined summary of assets and liabilities sold in conjunction with the sale of the paging business at May 31, 2006, is as follows (in thousands):

May 31, 2006
Assets
Cash	$4
Accounts receivable	361
Inventory	172
Prepaid expenses and other current assets	65
Property, plant and equipment, net of accumulated depreciation of $14,003	3,373

Total Assets	$3,975

Liabilities
Accrued expenses	$169
Notes payable - vehicles	30
Deferred revenue	403

Total Liabilities	$602

Both assets and liabilities associated with the paging business, as of May 31, 2006, are recorded under the accounts “Current assets held for sale,” “Assets Held for Sale” and “Current liabilities held for sale” in the Company’s accompanying financial statements.

NOTE 5 – DISCONTINUED SECURITY MONITORING OPERATIONS

On September 21, 2005, the Company sold substantially all of its security monitoring operations. The sale transaction also included substantially all of the operating assets of State Hawk. The consideration received from the sale transaction was approximately $12,545,000, of which approximately $1,255,000 or 10% was retained by the buyer as security (the “Holdback”) for any adjustments to or claims against the purchase price in accordance with the terms of the agreement. The Holdback was to be for a period of one year from the effective date of the sale. Within 30 days after the end of the Holdback period, the purchase price was to be reduced by any amounts for which the Company was obligated to indemnify the buyer pursuant to terms of the purchase agreement, limited to the total amount of the Holdback. The $1,255,000 Holdback amount was not included in the recognized gain in 2005 due to its contingent nature. During 2007, the Holdback amount was settled and the Company recorded a gain of $469,000 as final settlement on this transaction which was offset by a $50,000 adjustment to working capital. On March 23, 2007, the Company received $369,000 as an initial payment on the settlement of the Holdback. The remaining $100,000 balance due to the Company against the Holdback payment will be paid in two installments of which the first was paid on September 22, 2007 and the remaining will be paid September 22, 2008.

Of the $11,290,000 in sales proceeds paid to the Company at closing, $213,000 was used to pay legal fees and closing costs and $5,940,000 was used as a pay off of the security monitoring contracts debt obligations of State Hawk. The sale transaction resulted in a 2005 gain on the sale of the assets of approximately $10,278,000.

We believe that the security monitoring operations of PCI and State Hawk meet the criteria necessary for such entities to qualify as assets held for sale under the specific provision of SFAS 144. Accordingly, the operating results of the security monitoring business are reflected as discontinued operations in our consolidated statements of operations for all periods presented.

Consolidated summary results of operations for the security monitoring business of PCI and State Hawk are reflected as discontinued operations in the accompanying consolidated statements of operations for the years ended May 31, 2007, 2006 and 2005 are as follows:

	Year Ended May 31,
	2007	2006	2005
Gross revenue	$—	$—	$3,262

Gain on sale of assets related to discontinued security monitoring operations	$419	$—	$10,278
Loss from discontinued security monitoring operations	—	—	(2,815)
Income tax expense on discontinued security monitoring operations	—	—	2,537

Net income from discontinued security monitoring operations	$419	$—	$4,926

As noted in Note 1 to the Consolidated Financial Statements, under “Principles of Consolidation,” the results of PCI and State Hawk included in the year ended May 31, 2005 are the results of operations at year ended December 31, 2005.

NOTE 6 – RELATIONSHIP WITH CELLULAR CARRIER

The Company has extended its agreements with AT&T through 2009. The agreements permit the Company to offer cellular phone service and customer service to its customers on behalf of AT&T in exchange for certain compensation and fees. The Company is responsible for the billing and collection of cellular charges from its customers, while remaining liable to the cellular carrier for a percentage of all cellular radio service customer billings. Because of the volume of business transacted with AT&T as well as the revenue generated from AT&T services, there is a significant concentration of credit risk involved with having AT&T as a primary vendor. In accordance with Emerging Issues Task Force Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”), the Company’s net service, rent and maintenance revenue consisted of the following (in thousands):

	Year Ended May 31,
	2007	2006	2005
Gross service, rent and maintenance billings	$63,767	$62,122	$61,440
Less: Direct costs paid to AT&T	(36,219)	(34,772)	(34,068)

Net service, rent and maintenance revenue	$27,548	$27,350	$27,372

Gross billings are measured as the total recurring monthly cellular service charges invoiced to the Company’s AT&T wireless subscribers for which a fixed percentage of the dollars invoiced are retained by the Company as compensation for the services it provides to these subscribers and for which the Company takes full (100%) accounts receivable risk before deducting certain revenue sharing amounts that are payable to AT&T under the Company’s current billing and customer service agreements. The Company uses the calculation of gross billings to measure the Company’s overall growth rate, as well as common industry metrics of Average Revenue Per Unit (“ARPU”), Cash Cost Per User (“CCPU”) and Cost Per Gross Add (“CPGA”), each of which are also considered non-GAAP performance measures.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at May 31, 2007 and 2006 consisted of the following (in thousands):

	May 31, 2007	May 31, 2006
Land	$774	$774
Buildings and leasehold improvements	3,217	3,180
Two-way infrastructure and equipment	3,321	3,219
Office and computer equipment	850	1,004
Signs and displays	1,826	1,938
Other	440	448

	$10,428	$10,563
Less:
Accumulated depreciation	(6,807)	(6,142)

	$3,621	$4,421

Depreciation expense was $987,000, $1,777,000 and $1,458,000 in fiscal years 2007, 2006, and 2005, respectively.

The following table contains the property, plant and equipment by estimated useful life, net of accumulated depreciation as of May 31, 2007 (in thousands):

	Less than 3 years	3 to 4 years	5 to 9 years	10 to 14 years	15 to 19 years	20 years	Total Net Value
Buildings and leashold improvements	$178	$82	$211	$1	$—	$1,265	$1,737
Office and computer equipment	57	13	3	—	—	—	73
Two-way infrastructure and equipment	288	64	231	82	—	—	665
Signs & displays	152	63	3	—	—	—	218
Other	107	47	—	—	—	—	154
Land	—	—	—	—	—	774	774

	$782	$269	$448	$83	$—	$2,039	$3,621

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible Assets with Indefinite Lives: The reported goodwill of the Company at May 31, 2007 and 2006 relates entirely to the two-way radio segment and was purchased in the acquisition of the assets of DCAE, Inc., which was completed in January 2004. The Company reported goodwill of $343,000 on its consolidated balance sheet at May 31, 2007 and 2006.

Intangible Assets with Definite Lives: The following is a summary of the Company’s intangible assets as of May 31, 2007 and 2006 that are subject to amortization (in thousands):

	May 31, 2007			May 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Subscriber bases	$10,258	$(4,764)	$5,493	$10,258	$(3,962)	$6,296
FCC licenses	104	(39)	65	103	(27)	76
PCI marketing list	1,235	(1,235)	—	1,235	(1,235)	—
Loan origination fees	328	(20)	308	34	(6)	28
Non-compete agreements	95	(63)	32	95	(44)	51
Internally developed software	170	(170)	—	170	(138)	32

Balance at May 31, 2007 and May 31, 2006	$12,190	$(6,291)	$5,898	$11,895	$(5,412)	$6,483

Amortization is computed using the straight-line method based on the following estimated useful lives:

Subscriber bases	1-13 years
FCC licenses	9 years
Marketing list	4 years
Loan origination fees	2-15 years
Non-competition agreements	5 years
Internally-developed software	3 years

Total amortization expense for the years ended May 31, 2007, 2006 and 2005 was approximately $912,000, $1,593,000 and $1,816,000, respectively.

Estimated annual amortization expense for the next five fiscal years is as follows (in thousands):

Amount
2008	$942
2009	908
2010	880
2011	880
2012	880

NOTE 9 - ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of (in thousands):

	May 31, 2007	May 31, 2006
Accrued payroll and other personnel expense	$1,528	$1,500
Accrued state and local taxes	766	891
Unvouchered accounts payable	1,977	2,693
Customer deposits payable	640	762
Accrued AT&T roamer charges	3,790	1,034
Unearned sales/leaseback profit	—	635
Other	686	415

Total	$9,387	$7,930

NOTE 10 - LONG-TERM DEBT

Long-term debt at May 31, 2007 and 2006 consists of the following (in thousands):

	2007	2006
Binion note	$—	$20
Senior debt	9,878	18,414
Subordinated debt	—	9,476
Vehicle notes	48	106
Compass Bank debt	—	1,661
United Commercial Bank debt	2,650	—
Jardine Capital Corporation bank debt	650	—
Thermo factoring debt	8,352	—

Total long-term debt	21,578	29,677
Less: Current portion	(18,358)	(28,057)

Long-term debt, net	$3,220	$1,620

Current portion of long-term debt at May 31, 2007 and 2006 consists of the following (in thousands):

	2007	2006
Binion note	$—	$20
Senior debt	9,878	18,414
Subordinated debt	—	9,476
Vehicle notes	36	57
Compass Bank debt	—	90
United Commercial Bank debt	85	—
Jardine Capital Corporation bank debt	7	—
Thermo factoring debt	8,352	—

Total current portion of long-term debt	$18,358	$28,057

Original Senior Debt: Effective April 30, 2001, PCI’s former parent company, PCCI, entered into a loan agreement (the “Original Senior Debt Agreement”) with Coast Business Credit (“CBC”), a division of Southern Pacific Bank, that included a credit limit of $25,000,000 in the form of a revolver, term loans and a letter of credit in order to complete the acquisition of PCI and refinance the long-term debt acquired with PCI. The Original Senior Debt Agreement specified certain borrowing limits based on the nature of the borrowing. The $25,000,000 credit limit included an “Alarm Monitoring Services” (“AMS”) and a “Real Property” bridge loan of $3,000,000 and $2,000,000, respectively, (the “term loans”) as well as a trade accounts receivable loan. The AMS business acquired through the purchase of PCI by PCCI was sold in December 2001 and the term loan and the revolver were paid down during the same month. The Original Senior Debt Agreement was amended in December 2001 to reduce the credit limit on the revolver to $19,000,000. The Original Senior Debt Agreement had a maturity date of April 30, 2004 and called for interest rates varying from prime plus 1.25% to prime plus 2% with a floor of 8.5%.

The Original Senior Debt Agreement called for a collateral assignment of the distribution agreement between the Company and AT&T. AT&T agreed to this assignment based on certain terms, including the requirement for the Company to issue an irrevocable letter of credit for $4,000,000 to AT&T. In a letter dated February 12, 2003, AT&T agreed to release the Company from the letter of credit requirements and also released the Company of any obligation to provide a replacement letter of credit. Additionally, the majority shareholder of PCCI and CEO of Teletouch, Robert McMurrey, guaranteed the Original Senior Debt Agreement.

During February 2003, the Federal Deposit Insurance Corporation (“FDIC”) assumed the operations of CBC due to a lack of capitalization by the bank. The FDIC sold the debt to LINC Credit, LLC (“LINC”), which continued to honor the debt agreement and served as the holder of the Original Senior Debt Agreement.

Senior Debt: Effective April 15, 2004, Fortress Credit Corporation (“Fortress”) purchased the Original Senior Debt Agreement from LINC. The terms of the loan did not change when Fortress purchased the Original Senior Debt; therefore, the change in debt ownership was accounted for as a debt modification. Fortress simultaneously entered into an Amended and Restated Loan and Security Agreement with PCCI for the purpose of refinancing its Original Senior Debt Agreement and to provide working capital for PCI (the “Senior Debt Agreement”). The Senior Debt Agreement cancelled the existing revolver and replaced it with a new $15,000,000 revolving line-of-credit, which was fully funded on April 15, 2005 (“First Fortress Note”).

PCCI paid a non-refundable commitment fee of 2.50% of the loan to Fortress to enter into the amendment. The First Fortress Note had a maturity date of April 14, 2006, and bore interest at a rate of 16% annually, requiring monthly cash interest payments at an interest rate of 10% per annum and allowing accrued interest exceeding 10% (the 6% differential) to be rolled into the principal balance of the loan and its payment to be deferred until the maturity date of the loan.

Effective January 6, 2005, PCCI executed the Second Amended and Restated Loan Agreement allowing for additional borrowings up to $5,000,000 under a separate note agreement (“Second Fortress Note”), thereby raising the aggregate credit line available under the revolving line or credit to $20,000,000. Additionally, under the terms of the Amended Senior Debt Agreement, PCCI was granted a deferral of all cash interest payments under the loan until after March 2005. All other terms of the Senior Debt Agreement remained the same. The purpose of this additional loan was primarily to pay a portion of PCI’s outstanding balance to AT&T as of December 31, 2004. On the date of the amendment, $3,000,000 was funded against the Second Fortress Note. Additional fundings could be requested by PCCI in writing but the total borrowings outstanding under the Second Fortress Note could not exceed $5,000,000. The Second Fortress Note bears interest at a rate of 16% per annum (in an event of default as defined by the Amended Senior Debt Agreement, the interest rate will increase to 20% per annum) and had an original maturity date of January 31, 2005 subject to automatic extensions. However, in no event would the maturity date of the Second Fortress Note be automatically extended beyond the First Fortress Note maturity date of April 14, 2006. The First and Second Notes under the Senior Debt Agreement are collectively hereafter referred to as the Senior Debt.

From the maturity date of the Senior debt in April 2006 through August 2006, the Company was in default under the Fortress loan agreement and was in continuing negotiations with Fortress to resolve the payment obligation. As part of the debt restructuring of PCI and the acquisition of PCI by Teletouch, PCI made a payment of $10,000,000 to Fortress and the $8,700,000 balance of the PCI’s debt obligation to Fortress was assumed by TLLP and secured by shares of Teletouch’s common stock owned by TLLP (the “Senior Debt Restructuring”). As part of the Senior Debt Restructuring, Fortress required that Teletouch and PCI enter into a Transaction Party Agreement (“TPA”) as discussed further below. The Senior Debt was to be repaid by TLLP in full within 12 months or Fortress would have the right to foreclose and convert the outstanding principal and accrued interest into shares of Teletouch’s common stock held by TLLP. Due to the negotiated terms effective August 2006, the senior debt was not in a default status as of May 31, 2007.

At the original maturity date of August 15, 2007, TLLP was unable to repay the obligations but was successful in negotiating extensions through May 15, 2008. The Company was able to extend the maturity date of the obligation on behalf of TLLP by paying Fortress extension fees of approximately $208,000 during fiscal year 2008.

On May 15, 2008, in conjunction with the Company’s negotiations with Fortress to terminate the TPA, TLLP was successful in negotiating an amendment to the Senior Debt providing for, among other things, an extension of the maturity date to May 15, 2010. See Note 19 “Subsequent Events” for further discussion on the May 2008 transactions.

Transaction Party Agreement with Fortress: In August 2006, Teletouch and PCI entered into a certain TPA with Fortress. Fortress entered the TPA in its capacities both as agent for certain lenders of and as a lender to TLLP. On August 11, 2006, Fortress conditionally released PCI and substantially all of its assets presented in the cellular services and wholesale distribution segment (see Note 17 “Segment Information”), from any indebtedness and liens relating to existing debt owed to Fortress by PCI and agreed to look solely to TLLP for the repayment of its debt and imposed a security interest on the assets of TLLP, including TLLP’s shares of Teletouch common stock. In connection with the August 2006 restructuring of PCI’s debt and the acquisition of PCI by Teletouch, Fortress sought assurances from PCI and Teletouch that neither would take actions which in Fortress’ view had the propensity of reducing the value of Fortress’ security. Those assurances took the legal form of the TPA executed by each of Teletouch and PCI with Fortress. The TPA includes the negative covenants (the “Negative Covenants”) discussed below as well as a provision that in the event of a breach by PCI or Teletouch of any of the Negative Covenants, the claims and liens of the lenders and Fortress against PCI under the Loan Agreement between TLLP and Fortress, will be deemed to have been reinstated to the fullest extent available under law. The Negative Covenants to which Teletouch and PCI agreed to be bound include, among other things, commitments not to:

(i)	incur or assume any indebtedness except for certain permitted debt; debt consented to by Fortress in writing in advance in its sole and absolute discretion; and debt relating to advances from either of PCI to Teletouch or Teletouch to PCI;

(ii)	incur or assume any liens on their properties or assets other than certain permitted liens and existing liens;

(iii)	enter into or be a party to any merger, consolidation, reorganization or exchange of stock or assets or sale of assets (expect for certain enumerated transactions, including, but not limited to, the pending sale of Teletouch’s paging assets and PCI reorganization and the Debt Restructuring);

(iv)	except for certain enumerated transactions, sell, assign, transfer, convey or lease any of its properties or assets or those of its subsidiaries (except in the ordinary course of its business consistent with past practice), or any interest in all or any substantial part of its property or that of its subsidiaries, or any of its equity capital or that of its subsidiaries or any other equitable or beneficial interest of any kind of it or any of its subsidiaries, whether now owned or hereafter acquired by it or any of its subsidiaries, in whole or in part, directly or beneficially, or purchase or otherwise acquire all or substantially all of the assets of any other entity or any shares of stock of, or similar interest in, any other Person, provided, however, that the Teletouch Entities may effect sales of assets not in the ordinary course of business in an amount not to exceed in the aggregate $2,000,000;

(v)	make any capital contribution or acquire a beneficial interest in any stock or securities provided, however, that the purchase of short-term investment securities for cash management purposes that are characterized as “cash” or “cash equivalents” under Generally Accepted Accounting Principles shall not be deemed to be a violation of this negative covenant;

(vi)	organize any subsidiaries without Fortress’ prior written consent in its sole and absolute discretion (unless such subsidiaries agreed to be bound by the Negative Covenants);

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

(ix)	pay or set aside funds for the purpose of any distribution to its equity holders; and

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

Current Presentation of Senior Debt: Concurrent with the PCI Acquisition, PCI, Teletouch and Fortress entered into a Transaction Party Agreement (“TPA”), which provided Fortress with certain control over the ongoing operations of Teletouch and PCI as well as provided for the contingent re-instatement of the liens on PCI assets if certain conditions were not maintained by either Teletouch or PCI (see “Transaction Party Agreement” discussion included in Note 10 “Long-Term Debt” for more information). A TPA was required by Fortress in order to assure that PCI or Teletouch would not take actions which in Fortress’ view could reduce the value of Fortress’ security. Under the terms of the TPA both PCI and Teletouch were bound to comply with certain negative covenants. If either PCI or Teletouch had breached the TPA or violated any of the negative covenants then Fortress could have reinstated the Senior Debt at PCI to the fullest extent available under the law as if the debt restructuring had never occurred. PCI was conditionally released from having any future payment obligations under the Senior Debt as long as the terms of the TPA were not violated. However, in accordance with SFAS 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities PCI must be legally released from being the primary obligor under the Senior Debt in order to de-recognize this liability. Because of the existence of the TPA which allows

Fortress limited control of PCI and Teletouch and a contingent ability to reinstate the debt at PCI, we believe that PCI has not been fully released from being the primary obligor under the Senior Debt as contemplated by SFAS 140 as of May 31, 2007. In addition, Teletouch’s parent, TLLP, assumed the Senior Debt from PCI in August 2006 and is a holding company with no operations with a minimal amount of cash on hand and may be dependent upon selling a sufficient number of shares it owns in Teletouch common stock or upon the cash flows of Teletouch through the receipt of future cash dividends to service its outstanding debt obligations. The Company has no current agreements with TLLP to fund cash nor does it have any current plans to declare dividends in order to allow TLLP to meet the debt obligations. Therefore, PCI and Teletouch will continue to report the Senior Debt as a liability on their balance sheet until such time as the debt is fully satisfied by TLLP or when PCI and Teletouch are released from the TPA.

On May 15, 2008, the Company was successful in negotiating a full release from the TPA and as of that date, has removed the Senior Debt from its Consolidated Balance Sheet. See Note 19 “Subsequent Events” for additional information on the May 2008 transactions.

Subordinated Debt: Effective April 30, 2001, PCCI, entered into another single loan agreement with Stratford Capital Partners, L.P. (“Stratford”) and Retail and Restaurant Growth Capital L.P. (“RRGC”) which was subordinate to the Original Senior Debt to facilitate the purchase of PCI (the “Subordinated Debt”). The Subordinated Debt includes a term note for $4,500,000 and another term note for $3,000,000. Interest accrues at 16% per annum and 50% of the debt originally matured on May 1, 2005 with the balance maturing on May 1, 2006. The Subordinated Debt allows optional prepayments in amounts not less than $500,000, which are subject to prepayment penalties as defined in the agreement.

Effective January 6, 2005 the Subordinated Debt was amended to allow for the Second Fortress Note (discussed above) and continued to remain subordinate to the Senior Debt Agreement. This amendment extended the maturity date of the Subordinated Debt to coincide with the Senior Debt maturity on April 14, 2006. From the maturity date of the Subordinated debt in April 2006 through August 2006, the Company was in default under the Subordinated Debt loan agreement and was in continuing negotiations with Stratford and RRGC to resolve the payment obligation.

In August 2006, immediately prior to Teletouch’s acquisition of PCI (see Note 3), the holders of the Subordinated Debt agreed to exchange their approximately $9,782,000 of debt in PCI into 4,350,000 shares of Teletouch Common Stock owned by TLLP (equal to 10% of TLLP’s ownership in Teletouch prior to that transaction, which results in TLLP’s ownership being reduced from approximately 89% to 80% of Teletouch’s outstanding common stock) and a Preferred A Membership Interest by TLLP.

Thermo Factoring Debt: Additionally, as part of the August 2006 debt restructuring , PCI entered into a new financing facility with Thermo Credit, LLC (“Thermo”) secured by PCI’s accounts receivable, which provides approximately up to $10,000,000 of available borrowing against PCI’s accounts receivable (the “Thermo Factoring Debt”). On August 11, 2006 approximately $6,200,000 was advanced to PCI under the factoring facility, which was primarily used by PCI to make the required payment to Fortress to complete the debt restructuring.

The Thermo Factoring Debt was constructed by Thermo to be a factoring facility under which PCI would sell its accounts receivable to Thermo at a specified discount rate, subject to certain reserves to be held by Thermo. Upon review of SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Company concluded that all of the required criteria to treat this transaction as a sale of assets were not met by the agreement entered into with Thermo, primarily the criteria that requires that assets must be placed out of the reach of the creditors of the Company to be deemed a sale. Therefore, this financing facility is being recorded as debt obligation of the Company with the discount fees paid against batches of receivables pledged against the facility recorded in the period pledged as interest expense. In accordance with EITF 95-22 “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Agreement,” the Company has recorded its obligations under the Thermo Factoring Debt as current debt obligations. EITF 95-22 states that a revolving obligation that contains both a subjective acceleration clause and a lender requirement to maintain a lockbox arrangement is considered a short-term obligation. Under the terms of the Thermo Factoring Debt, the lender could accelerate the maturity of the debt upon a loosely defined “material adverse” change to the business and has required the Company to maintain a lockbox for customer payments for the benefit of Thermo. Based on the existence of these items, the Company has concluded the Thermo Factoring Debt should be classified as a short-term obligation and has reported this obligation payable to Thermo under the “Current portion of long-term debt” on its Consolidated Balance Sheet as of May 31, 2007.

Under the Thermo Factoring Debt, Thermo agreed to provide borrowing availability to PCI up to an overall limit of $10,000,000. The advance rate was initially set at 70% of the accounts receivable pledged against the facility. However, the advance rate can increase at Thermo’s discretion based upon factors detailed in the agreement. Immediately following the closing of the Thermo Factoring Debt, the advance rate was increased to 85% of the receivables pledged. The Thermo Factoring Debt provided for an initial discount fee of 1.0% (with additional discount fees computed as the accounts receivable aged) and 5% contingency reserve. Additionally, PCI is required to repurchase receivables that are not collected within 120 days or that are otherwise rejected under the agreement.

Under the terms of the agreement, PCI was the named subservicer of the receivables purchased by Thermo. PCI shall service the purchased receivables on Thermo’s behalf and enforce Thermo’s respective rights and interests on each purchased receivable. The responsibilities as subservicer include billing, collecting, servicing and administering the purchased receivables. PCI is liable for all expenses incurred with subservicing the receivables and receives no compensation from Thermo for the services provided under this financing facility.

On May 18, 2007, the Company and Thermo amended the Thermo Factoring Debt to increase the overall borrowing limit to $13,000,000, set a fixed discount fee on receivables pledged at 1.45%, extend the termination date of the agreement to August 2009 and allow for certain advances on “pre-billed receivables” (“Amendment No. 1 to the Thermo Factoring Debt”). The pre-billed receivables concept arose due to the recurring nature of the cellular billings generated by the Company to customers that are under contracts. Under the terms of the cellular service contracts, customers are required to provide 30 days notice to cancel their service. This cancellation policy provides the Company with one additional month of guaranteed billing under the cellular service contracts if the cancellation notice has not been received prior to generating the current billing (and pledging this receivable against the Thermo Factoring Debt). Under the terms of Amendment No. 1 to the Thermo Factoring Debt, the Company creates a “pseudo billing” file for the following months recurring billing, and Thermo advances against these pre-billed receivables at an initial advance rate of 80% with the advance rate scheduled to step down quarterly through June 2008 to an advance rate at that date of 60% against these pre-billed receivables. The discount fee charged against pre-billed receivables was fixed at 1% under this amendment.

As of May 31, 2007, the Company had pledged all of its outstanding receivables and had no additional borrowings available under the Thermo Factoring Debt agreement. However, the Company had an additional credit line of approximately $2,700,000 under the current facility if the receivable borrowing base had been available.

In February 2008, the Company and Thermo entered into the second amendment to the Thermo Factoring Debt, which primarily provided for an increase to the overall borrowing limit to $15,000,000 and an extension of the maturity date of the agreement to February 2010. See Note 19 “Subsequent Events” for more information.

Compass Bank Debt: Effective October 2003, the Company entered into a loan agreement with Compass Bank (the “Compass Bank Debt”) in the amount of $1,870,000. The Compass Bank Debt was used to refinance a term loan included in the Original Senior Debt described above. The Compass Bank Debt required monthly payments of $16,000, bears interest at 6.35% and was scheduled to mature in October 2018. In May 2007, the Company refinanced the Compass Bank Debt by entering into two new bank loans with United Commercial Bank and Jardine Capital Corp., as discussed below.

United Commercial Bank Debt: Effective May 3, 2007, the Company entered into a loan agreement with United Commercial Bank (the “UCB Bank Debt”) to refinance the Compass Bank Debt in the amount of $2,850,000. As of May 31, 2007, $2,650,000 was funded under this agreement. The UCB Bank Debt requires monthly payments of $24,493 and bears interest at the prime rate as published in the Wall Street Journal and adjusted from time to time (8.25% at May 31, 2007). The UCB Bank Debt matures in May 2012. The UCB Bank Debt is collateralized by a first lien on a building and land in Fort Worth, Texas owned by the Company.

Jardine Bank Debt: Effective May 3, 2007, the Company entered into a loan agreements with Jardine Capital Corp. (the “Jardine Bank Debt”) to refinance the Compass Bank Debt in the amount of $650,000. The Jardine Bank Debt requires monthly payments of $7,705, bears interest at 13% and matures in May 2012. The Jardine Bank Debt is collateralized by a second lien on a building and land in Fort Worth, Texas owned by the Company.

Binion Note: On January 29, 2004, Teletouch acquired substantially all of the two-way radio assets of DCAE, Inc. d/b/a Delta Communications, Inc. (“Delta”) and in conjunction, the Company issued a note payable to Glen Binion, an employee of Delta, in the amount of $60,000 for the purchase of certain FCC licenses owned by Mr. Binion. The note bears interest at a rate of 5% per year and is payable in three annual installments of $20,000 beginning February 28, 2005. As of May 31, 2007, this note has been paid in full.

Vehicle Notes: The Company enters into various vehicle financing arrangements, as necessary, to purchase vehicles for its service technicians. The terms of these financing arrangements extend between 24 and 48 months and such notes are fully collateralized by the vehicles purchased.

Maturities: Scheduled maturities of long-term debt outstanding at May 31, 2007 are as follows (in thousands):

	TOTAL	2008	2009	2010	2011	2012
Senior debt	$9,878	$9,878	$—	$—	$—	$—
UCB	2,650	85	83	90	97	2,295
Jardine	650	7	8	9	11	615
Thermo loan	8,352	8,352	—	—	—	—
Vehicle notes	48	36	11	1	—	—

	$21,578	$18,358	$102	$100	$108	$2,910

NOTE 11 - INCOME TAXES

The components of the Company’s total provision (benefit) for income taxes for the previous three fiscal years are as follows (in thousands):

	May 31,
	2007	2006	2005
Continuing Operations	$114	$(1,323)	$(4,091)
Discontinued Operations	—	1,475	3,418

Total provision (benefit) for income taxes	$114	$152	$(673)

For continuing operations, the components of the Company’s provision (benefit) for income taxes are as follows (in thousands):

Loss from continuing operations before income taxes	$(8,996)	$(11,858)	$(13,712)
Current:
Federal	—	(1,323)	(4,091)
State	114	—	—

	114	(1,323)	(4,091)
Deferred:
Federal	—	—	—

Provision (benefit) for income taxes from continuing operations	$114	$(1,323)	$(4,091)

The Company’s effective tax rate for continuing operations differed from the federal statutory income tax rate as follows (in thousands):

	May 31,
	2007	2006	2005
Income tax benefit at the federal statutory rate	$(3,059)	$(4,032)	$(4,662)
Effect of valuation allowance	2,474	2,247	443
Permanent differences	173	150	151
State income taxes, net of federal benefit	75	—	—
Other	451	312	(23)

Income tax expense (benefit) for continuing operations	$114	$(1,323)	$(4,091)

Teletouch uses the liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences reverse.

Significant components of the Company’s deferred taxes as of May 31, 2007 and May 31, 2006 are as follows (in thousands):

	May 31,
	2007	2006
Deferred Tax Assets:
Current deferred tax assets:
Accrued liabilities	$296	$57
Deferred revenue	20	36
Inventories	184	137
Bad debt reserve	174	179

	674	409
Valuation allowance	(674)	(396)

Current deferred tax assets, net of valuation allowance	—	13
Non-current deferred tax assets:
Net operating loss	10,154	8,136
Intangible assets	105	518
Fixed assets	192	—
Unrecognized gain	—	216
Licenses	24	1,127
Other	2	2

	10,477	9,999
Valuation allowance	(10,477)	(8,281)

Non-current deferred tax assets, net of valuation allowance	—	1,718

Deferred Tax Liabilities:
Current deferred tax liabilities:
Other	—	13

Non-current deferred tax liabilities:
Fixed assets	—	1,718

Net Current Deferred Tax Asset	$—	$—

Net Non-Current Deferred Tax Asset	$—	$—

The Company has approximately $29,864,000 and $23,929,000 of net operating losses at May 31, 2007 and May 31, 2006, respectively, which are available to reduce the Company’s future taxable income and will expire in the years 2022 through 2027. The utilization of some of these losses may be limited under the applicable provisions of the Internal Revenue Code.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Teletouch leases buildings, transmission towers, and equipment under non-cancelable operating leases ranging from one to ten years. These leases contain various renewal terms and restrictions as to use of the property. Some of the leases contain provisions for future rent increases. The total amount of rental payments due over the lease terms is being charged to rent expense on the straight-line method over the term of the leases. The difference between rent expense recorded and the amount paid is recorded as deferred rental expense, which is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. Rent expense was $1,152,000, $1,306,000, and $1,423,000 in fiscal years 2007, 2006, and 2005, respectively. Future minimum rental commitments under non-cancelable leases, including amounts related to closed stores, are as follows (in thousands):

	Payments Due By Period (in thousands)
Significant Contractual Obligations	Total	2008	2009	2010	2011	Thereafter
Operating leases	$2,985	$1,134	$625	$485	$317	$424

Teletouch is party to various legal proceedings arising in the ordinary course of business. The Company believes there is no proceeding, either threatened or pending, against it that will result in a material adverse effect on its results of operations or financial condition.

In addition to the contractual obligations mentioned above, the Company has the following contingencies:

Claim Asserted Against Use of Hawk Electronics’ Name: In June 2008, the Company was notified of its alleged infringement on the trade name Hawk Electronics. The Company is currently in discussions with the other party and aggressively defending its position that its use of the name in the markets that is operates is proper. We cannot give any assurance that we will be successful in resolving this matter, and there is a risk that a court of law may force Teletouch to cease using the Hawk Electronics name. Litigation to resolve the infringement claim could result in substantial costs and diversion of resources. Furthermore, an adverse result in an action against the Company may require that we pay substantial damages, cease operating under the Hawk Electronics name and expend significant resources to either license the infringing brand name or develop a non-infringing brand name.

Claim by Former Employee: In March 2008, the Company received a demand letter from Keith Cole, former CFO of PCI and General Counsel for the Company. Mr. Cole was terminated in January 2008. Mr. Cole has made a demand for certain compensation that he believed was due prior to his termination. The basis for this claim is certain alleged verbal conversations with management of the Company. The total alleged unpaid compensation amount claimed by Mr. Cole is approximately $455,000. The Company has submitted this claim to its Employee Practices Liability carrier and intends to vigorously defend itself in this matter. The Company cannot predict the outcome of this matter at this time.

NOTE 13 - SHAREHOLDERS’ EQUITY

Capital Structure: Teletouch’s authorized capital structure allows for the issuance of 70,000,000 shares of common stock with a $0.001 par value and 5,000,000 shares of preferred stock with a $0.001 par value.

Series C Preferred Stock: At May 31, 2007, no shares of Series C Preferred Stock with a par value of $0.001 are issued and outstanding. On November 1, 2005, 1,000,000 shares of Series C Preferred Stock were converted into 44,000,000 shares of Common Stock resulting in the retirement of all of the outstanding shares of Series C Preferred Stock.

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

Common Stock Purchase Warrants: In November 2002, the Company issued 6,000,000 redeemable common stock purchase warrants as part of a debt restructuring transaction completed in fiscal year 2003 (the “GM Warrants”). At May 31, 2007, the Company has 6,000,000 GM Warrants issued and outstanding. The GM Warrants were exercisable beginning in December of 2005 and terminating in December of 2010. In December of 2007 or earlier upon specific events, the holder of the GM Warrants may require the Company to redeem the warrants at $0.50 per warrant. Because of this mandatory redemption feature, the Company has recorded the estimated fair value of the GM Warrants as a long-term liability on its consolidated balance sheet and will adjust the amount to reflect changes in the fair value of the warrants, including accretion in value due to the passage of time, with such changes charged or credited to interest expense through the exercise date of the warrants.

Assuming that there is no increase in the fair value of the warrants more than the redemption value, there will be no additional interest expense recorded after May 31, 2007 due to accretion in value of the warrants. At May 31, 2007 the market value of the 6,000,000 redeemable common stock warrants was approximately

$2,300,000 based on a market closing price of Teletouch’s stock at that date of $0.38 per share; therefore, the redemption value of $3,000,000 more closely approximates the fair value of the GM Warrants at May 31, 2007. As of May 31, 2007, $3,000,000 is recorded as a current liability on the Consolidated Balance Sheet related to these obligations. Due to certain conflicting dates in the May 17, 2002 restructuring agreement that provided for the redeemable warrants and the actual warrant agreements issued to the GM Warrant holders in December 2002, the warrants could have become exercisable on the fifth anniversary of the restructuring agreement, which would have caused these warrants to become fully exercisable on May 17, 2007. Due to this possibility, the Company has recorded the full $3,000,000 liability as of May 31, 2007.

In December 2007, the Company received redemption notices from all of the holders of the GM Warrants. In May 2008, the Company was successful in negotiating a payment arrangement with the GM Warrant holders whereby 50% of the redemption value, or $1,500,000, was paid in May 2008 with the balance payable over 18 months. See “Redemption of GM Warrants” in Note 19 – “Subsequent Events” for additional information on the settlement of the GM Warrant obligations.

Redeemable Common Stock Payable: On January 29, 2004, Teletouch acquired substantially all of the two-way radio assets of DCAE, Inc. d/b/a Delta Communications, Inc. (“Delta”), and in conjunction, the Company deferred the issuance of 640,000 shares of Teletouch’s common stock subject to certain reductions specified in the asset purchase agreement between Teletouch and Delta that could not exceed 100,000 shares of common stock. This obligation was payable on February 15, 2005 at which time up to 640,000 restricted shares of common stock were to be issued in accordance with the purchase agreement. Due to certain negotiations with Delta regarding certain share reductions allowable under the purchase agreement, the Company did not issue any of these securities until March 2005. During March 2005, the Company and Delta agreed to a net number of shares to be issued of 580,000 shares of Teletouch common stock. Before the issuance of this common stock, Delta informed the Company of its intention to redeem 25% of these securities in accordance with the purchase agreement; therefore, in March 2005, the Company issued 435,000 shares of its common stock to Delta and a payment of $152,250 for the redemption of the remaining 145,000 shares of common stock that Delta was owed but chose to redeem. The table below recaps the shares issued to Delta:

Original shares per agreement	640,000
Less: negotiated share reduction	(60,000)

Net shares due to Delta	580,000
Less: 25% of shares redeemed in advance of issuance	(145,000)

Net shares issued to Delta in March 2005	435,000

The shares of common stock issued contain a put option allowing the holder to sell 25% of the remaining shares held each quarter, beginning May 31, 2006, back to the Company at a specified price. As of May 31, 2007 all of the redeemable common stock held by Delta has been purchased back by the Company. During fiscal year 2007, the Company purchased all of the 435,000 shares outstanding at redemption prices between $1.05 and $1.10 per share for a total cash price of approximately $466,000.

Because of this mandatory redemption feature, the Company has recorded the estimated fair value of the Redeemable Common Stock Payable as a current liability on its consolidated balance sheet, and will adjust the amount to reflect changes in the fair value of the obligation, including accretion in value due to the passage of time, with such changes charged or credited to net income.

Registration Rights Agreement: In conjunction with the August 2006 acquisition of PCI and the related exchange of certain subordinated debt at PCI for 4,350,000 shares of Teletouch’s common stock owned by TLLP and Series A Preferred membership units of TLLP, Teletouch, Stratford and RRCG (Stratford and RRGC collectively, the “Holders”) entered into a certain Registration Rights Agreement (the “RRA”). In connection with this exchange, Teletouch agreed to grant to the Holders certain registration rights under the federal securities laws with respect to the securities received by the Holders pursuant to the foregoing arrangement. Namely, the Holders were granted piggy-back registration rights to participate in any underwritten offering and registration of Teletouch’s equity securities under the Securities Act of 1933, as amended (the “Securities Act”), including a shelf registration statement pursuant to Rule 415 under the Securities Act, through August 10, 2010. The RRA excludes a number of different types of registration statements from the piggy-back registration rights provided by the RRA, including but not limited to, any registration statement (i) on Form S-8 or any similar successor form, (ii) filed in connection with the acquisition of or combination with another entity, (iii) required pursuant to an agreement executed between Teletouch, TLLP or Fortress with a purchaser in a so-called “PIPE” private placement transaction for the resale by the investors in the PIPE of securities of the Registrant (a “PIPE Agreement”), to the extent such PIPE Agreement does not provide for the Holders to have registration rights, or (iv) relating to securities offered for the account of Teletouch that is filed prior to August 10, 2008, provided that at least 50% of the securities registered are offered for the account of Teletouch.

The Holders also agreed not to affect any public sale or private offer or distribution of any equity securities of Teletouch during the 10 business days prior to the effectiveness under the Securities Act of any underwritten registration with respect to any of Teletouch’s equity securities or any securities convertible into or exercisable or exchangeable for such equity securities and during such time period after the effectiveness under the Securities Act of any underwritten registration (not to exceed 180 days) as Teletouch and the managing underwriter may agree. To evidence these obligations, each Investor (or its future transferee) agreed to execute and deliver to Teletouch and the underwriters in an underwriting offering such lock-up agreements as may be required.

Common stock reserved: The following represents the shares of common stock to be issued on an “if-converted” basis at May 31, 2007.

Common Stock Equivalents
Common Stock Purchase Warrants	6,000,000
1994 Stock Option and Stock Appreciation Rights Plan	125,991
2002 Stock Option and Stock Appreciation Rights Plan	2,623,914

8,749,905

NOTE 14 - STOCK OPTIONS

Teletouch’s 1994 Stock Option and Stock Appreciation Rights Plan (the “1994 Plan”) was adopted in July 1994 and provides for the granting of incentive and non-incentive stock options and stock appreciation rights to officers, directors, employees and consultants to purchase not more than an aggregate of 1,000,000 shares of common stock. The Compensation Committee or the Board of Directors administers the 1994 Plan and has authority to determine the optionees to whom awards will be made, the terms of vesting and forfeiture, the amount of the awards, and other terms. Under the terms of the 1994 Plan, the option price approved by the Board of Directors shall not be less than the fair market value of the common stock at date of grant. Exercise prices in the following table have been adjusted to give effect to the repricing that took effect in December 1999 and November 2001 (discussed below).

On November 7, 2002, the Company’s common shareholders voted to adopt and ratify the Teletouch 2002 Stock Option and Appreciation Rights Plan (“2002 Plan”). Under the 2002 Plan, Teletouch may issue options, which will result in the issuance of up to an aggregate of 10 million (10,000,000) shares of Teletouch’s common stock. The 2002 Plan provides for options, which qualify as incentive stock options (Incentive Options) under Section 422 of the Code, as well as the issuance of non-qualified options (Non-Qualified Options). The shares issued by Teletouch under the 2002 Plan may be either treasury shares or authorized but unissued shares as Teletouch’s Board of Directors may determine from time to time. Pursuant to the terms of the 2002 Plan, Teletouch may grant Non-Qualified Options and Stock Appreciation Rights (SARs) only to officers, directors, employees and consultants of Teletouch or any of Teletouch’s subsidiaries as selected by the Board of Directors or the Compensation Committee. The 2002 Plan also provides that the Incentive Options shall be available only to officers or employees of Teletouch or any of Teletouch’s subsidiaries as selected by the Board of Directors or Compensation Committee. The price at which shares of common stock covered by the option can be purchased is determined by Teletouch’s Compensation Committee or Board of Directors; however, in all instances the exercise price is never less than the fair market value of Teletouch’s common stock on the date the option is granted. To the extent that an Incentive Option or Non-Qualified Option is not exercised within the period in which it may be exercised in accordance with the terms and provisions of the 2002 Plan described above, the Incentive Option or Non-Qualified Option will expire as to the then unexercised portion. In addition, employees that cease their services with the Company and hold vested options will have the ability to exercise their vested options for a period three months after their termination date with the Company.

As of May 31, 2007, approximately 73,991 Non-Qualified Options and 52,000 Incentive Options are outstanding under the 2002 Plan, and approximately 132,664 Non-Qualified Options and 2,491,250 Incentive Options are outstanding under the 1994 Plan.

Stock option activity has been as follows:

	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price per Share
Options outstanding at May 31, 2004	937,487	$0.18 -$3.38	$0.44
Options granted to officers and management	1,005,000	$0.38 - $0.55	$0.48
Options granted to directors	40,000	$0.73	$0.73
Options exercised	—	—	—
Options forfeited	(32,000)	$0.40 - $0.55	$0.54

Options outstanding at May 31, 2005	1,950,487	$0.18 - $3.38	$0.46

Options granted to officers and management	—	—	—
Options granted to directors	40,000	$0.46	$0.46
Options exercised	(5,000)	$0.24	$0.24
Options forfeited	(224,333)	$0.24 - $0.55	$0.47

Options outstanding at May 31, 2006	1,761,154	$0.18 - $3.38	$0.46

Options granted to officers and management	1,791,250	$0.12 - $0.39	$0.22
Options granted to directors	40,000	$0.26	$0.26
Options exercised	—	—	—
Options forfeited	(842,499)	$0.24 - $2.67	$0.35

Options outstanding at May 31, 2007	2,749,905	$0.12 - $3.38	$0.33

Exercisable at May 31, 2007	1,714,071		$0.35

Exercisable at May 31, 2006	1,456,988		$0.46

Exercisable at May 31, 2005	1,096,487		$0.46

Range of Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares Exercisable	Weighted Average Exercise Price
$0.12 - $0.24	1,199,247	$0.13	9.48	873,413	$0.13
$0.25 - $0.38	552,664	$0.37	7.50	512,664	$0.38
$0.39 - $0.55	910,000	$0.42	8.75	240,000	$0.52
$0.56 - $3.38	87,994	$1.95	3.91	87,994	$1.95

	2,749,905	$0.33	8.66	1,714,071	$0.35

A summary of option activity for the fiscal year ended May 31, 2007 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 1, 2006	1,761,154	$0.46
Granted	1,831,250	0.22
Exercised	—	—
Forfeited	(842,499)	0.35

Outstanding at May 31, 2007	2,749,905	0.33	8.66	307,951

Options exercisable at May 31, 2007	1,714,071	$0.35	8.16	$218,434

The following table summarizes the status of the Company’s non-vested stock options since June 1, 2006:

	Non-vested Options
	Number of Shares	Weighted- Average Fair Value
Non-vested at June 1, 2006	304,166	$0.37
Granted	1,035,834	0.29
Vested	(259,166)	0.35
Forfeited	(45,000)	0.47

Non-vested at May 31, 2007	1,035,834	$0.29

In December 1999, the Company reduced the exercise price of all outstanding employee and director owned stock options to $0.87, which was equal to the average of the closing price of the Company’s common stock for the 20-trading days prior to December 1, 1999. In November 2001, the Company reduced the exercise price of all outstanding employee and director owned stock options to $0.24, which was equal to the average of the closing price of the Company’s common stock for the 20-trading days prior to November 21, 2001. Through June 1, 2006, compensation expense associated with these repriced options was being measured and recognized in accordance with the Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” Based on the market value of Teletouch’s common stock and in accordance with Financial Accounting Standards Board Interpretation No. 44, the Company recognized compensation expense (benefit) of $78,000 and ($53,000) in fiscal year ended May 31, 2006 and 2005, respectively. The Company recognized compensation expense related to the repricing of its outstanding stock options during fiscal year 2000 resulting in a variable accounting which requires the Company to record as compensation expense the spread between the option price and the market price until the options are exercised, expired or forfeited. The compensation expense of $78,000 for fiscal year 2006 is attributable to the modification of the Company’s former President’s stock options in the third quarter of fiscal year 2006 upon his resignation in December 2005. This modification involved extending the exercise period of these stock options an additional nine months beyond their normal expiration, which resulted in a one-time charge of $90,000 to stock compensation expense during the third quarter of 2006, which was offset by a reduction in compensation expense of $12,000 related to the spread between the option price and the market price.

Upon adoption of SFAS 123(R) on June 1, 2006, the Company began estimating the value of employee stock options on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial disclosure in accordance with SFAS 123. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The Company calculated its expected volatility assumption required in the Black-Scholes model based on the historical volatility of its stock. As of June 1, 2006 the Company has adopted the modified prospective transition method and have recorded $153,000 in stock based compensation expense in the consolidated financial statements for the 12 months ended May 31, 2007.

NOTE 15 - RETIREMENT PLAN

Effective October 1995, Teletouch began sponsoring a defined contribution retirement plan covering substantially all of its Teletouch employees (the “Teletouch Plan”). Employees who are at least 21 years of age are eligible to participate. Eligible employees may contribute up to a maximum of 16% of their earnings. The Company pays the administrative fees of the plan and began matching 75% of the first 6% of employees’ contributions in October 1998. On January 1, 2005, the Company changed to a Safe Harbor Matching Contribution Plan. The employee eligibility requirements remained unchanged. Under the Safe Harbor Matching Contribution Plan, the Company matches 100% of the employees’ contribution up to 3% of the employees’ compensation plus 50% of the employees’ contribution that is in excess of the 3% of the employees’ compensation but not in excess of 5% of the employees’ compensation.

In August 2006, with the acquisition of PCI, the Company assumed a defined contribution retirement plan for the benefit of eligible employees at its subsidiary, PCI (the “PCI Plan”). Eligible PCI employees are those who are at least 21 years of age and have completed six months of service. Employees may contribute up to 16% of their compensation on a pre-tax basis. The Company may elect, at its discretion, to match 50% of the employees’ contributions up to 8% of their compensation.

The amounts included in operating expense in connection with the Company’s contributions to both the Teletouch Plan and the PCI Plan is approximately $323,000, $334,000 and $357,000 for the years ended May 31, 2007, 2006 and 2005, respectively.

Effective January 1, 2008, the Company merged the PCI Plan into the Teletouch Plan. See Note 19 “Subsequent Events” for additional information on the merger of the two retirement plans.

NOTE 16 – RELATED PARTY TRANSACTIONS

Following the acquisition of PCI in August 2006 (as discussed in Note 3), the commonly controlled companies owning or affiliated with Teletouch are as follows:

Progressive Concepts Communications, Inc., a Delaware corporation (“PCCI”) – PCCI has no operations and is a holding company formed to acquired the stock of PCI (Teletouch’s subsidiary as of August 2006) in 2001. Robert McMurrey, Chairman and Chief Executive Officer of Teletouch, controls approximately 94% of the stock of PCCI. In 2004, PCCI acquired 100% of the outstanding common units of TLL Partners, LLC (see below).

TLL Partners, LLC, a Delaware LLC (“TLLP”) – TLLP has no operations and is a holding company formed in 2001 to acquire certain outstanding Series A Preferred stock and subordinated debt obligations of Teletouch. The purchased subordinated debt obligations were forgiven, and in November 2002, all of the outstanding Series A Preferred stock was redeemed by Teletouch by the issuance of 1,000,000 shares of Teletouch’s convertible Series C Preferred stock. In November 2005, TLLP converted all of its shares of Series C Preferred stock into 44,000,000 shares of Teletouch’s common stock gaining approximately 80% ownership of Teletouch’s outstanding common stock. See Note 3 “Acquisition of Progressive Concepts, Inc.” for discussions on TLLP’s contribution of the stock of PCI to Teletouch in August 2006 and the assumption by TLLP of certain of PCI’s debt obligations prior to the contribution of PCI’s stock to Teletouch.

The Company entered into certain related party transactions during the fiscal years ended May 31, 2007, 2006 and 2005 with PCCI and TLLP, both companies controlled by Robert McMurrey, Chairman and Chief Executive Officer of Teletouch, as follows:

In June 2006, the Company loaned $250,000 to PCCI for the purpose of allowing PCCI to enter into an option agreement with Air-bank, Inc., a non-affiliated prepaid cellular technology company (“Air-bank”). The $250,000 was to be used to secure a management and option agreement with Air-bank providing PCCI the option to acquire up to 55% interest in Air-bank. As of the date of this report, the loan balance remains at $250,000 with no interest accruing and continues to be the largest amount the Company has loaned to PCCI to date. The Company also provided certain leased office space to Air-bank beginning in June 2006 and continuing through the date of this Report. The Company receives less than $1,000 per month from Air-bank related to the leased office space.

In August 2006, TLLP paid certain legal fees on behalf of the Company related to the debt restructuring and the reorganization of its commonly controlled companies. The Company has recorded this $63,000 expense in 2007 and accounts payable-related party to TLLP. As of May 2007, $63,000 remains payable to TLLP by the Company.

NOTE 17 – SEGMENT INFORMATION

The Company’s consolidated financial statements include three reportable segments: cellular services, wholesale distribution and two-way radio services. The Company determines its reportable segments based on the aggregation criteria of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information”.

The Company’s cellular business segment represents its core business, which has been acquiring, billing, and supporting cellular subscribers under a revenue sharing relationship with AT&T for over 20 years. The consumer services and retail business within the cellular segment is operated primarily under the Hawk

Electronics brand name, with additional business and government sales provided by a direct sales group operating throughout all of the Company’s markets. As a master distributor for AT&T wireless services, the Company controls the entire customer experience, including initiating and maintaining the cellular service agreements, rating the cellular plans, providing complete customer care, underwriting new account acquisitions and providing multi-service billing, collections, and account maintenance.

The Company’s wholesale business segment represents its distribution of cellular telephones, accessories, pagers, car audio and car security products to other third party customers and distributors.

Two-way radio services represent services provided on the Company’s Logic Trunked Radio (“LTR”) system and the related radio equipment sales as well as radio equipment sales to customers operating their own two-way radio system.

Corporate overhead is reported separate from the Company’s identified segments. The significant overhead costs include expenses from the Company’s cost centers for accounting, information technology, human resources, marketing and office of the President.

The following tables summarize the Company’s operating financial information by each segment for the fiscal years ended May 31, 2007, 2006 and 2005 (in thousands):

	Year Ended May 31, 2007
	Segments
	Cellular	Wholesale	Two-way	Corporate	Other	Total
Operating revenues:
Service, rent, and maintenance revenue	$24,845	$—	$1,697	$—	$1,006	$27,548
Product sales revenue	9,154	13,688	3,085	—	2,769	28,696

Total operating revenues	33,999	13,688	4,782	—	3,775	56,244

Operating expenses:
Cost of service, rent and maintenance (exclusive of depreciation and amortization included below)	9,947	18	1,983	—	1,197	13,145
Cost of products sold	8,849	12,218	2,126	—	1,930	25,123
Selling and general and administrative	7,431	1,579	645	10,398	1,280	21,333
Depreciation and amortization	381	11	240	1,203	64	1,899
Loss (gain) on disposal of assets	—	—	(7)	14	—	7

Total operating expenses	26,608	13,826	4,987	11,615	4,471	61,507

Operating income (loss) from continuing operations	7,391	(138)	(205)	(11,615)	(696)	(5,263)
Interest expense, net	—	—	(15)	(3,718)	—	(3,733)

Income (loss) from continuing operations before income tax expense	7,391	(138)	(220)	(15,333)	(696)	(8,996)
Income tax expense	—	—	—	114	—	114

Income (loss) from continuing operations	$7,391	$(138)	$(220)	$(15,447)	$(696)	$(9,110)

	Year Ended May 31, 2006
	Segments
	Cellular	Wholesale	Two-way	Corporate	Other	Total
Operating revenues:
Service, rent, and maintenance revenue	$23,891	$—	$1,877	$—	$1,582	$27,350
Product sales revenue	10,262	15,099	3,289	—	3,643	32,293

Total operating revenues	34,153	15,099	5,166	—	5,225	59,643

Operating expenses:
Cost of service, rent and maintenance (exclusive of depreciation and amortization included below)	9,882	—	1,982	—	2,107	13,971
Cost of products sold	9,336	13,139	2,154	—	2,411	27,040
Selling and general and administrative	8,384	1,619	671	9,398	1,807	21,879
Depreciation and amortization	734	57	172	2,413	(5)	3,371
Loss (gain) on disposal of assets	—	—	(5)	110	84	189

Total operating expenses	28,336	14,815	4,974	11,921	6,404	66,450

Operating income (loss) from continuing operations	5,817	284	192	(11,921)	(1,179)	(6,807)
Interest expense, net	—	—	(17)	(5,034)	—	(5,051)

Income (loss) from continuing operations before income tax benefit	5,817	284	175	(16,955)	(1,179)	(11,858)
Income tax benefit	—	—	—	(1,323)	—	(1,323)

Income (loss) from continuing operations	$5,817	$284	$175	$(15,632)	$(1,179)	$(10,535)

	Year Ended May 31, 2005
	Segments
	Cellular	Wholesale	Two-way	Corporate	Other	Total
Operating revenues:
Service, rent, and maintenance revenue	$23,706	$—	$1,732	$—	$1,934	$27,372
Product sales revenue	10,165	15,550	3,780	—	4,694	34,189

Total operating revenues	33,871	15,550	5,512	—	6,628	61,561

Operating expenses:
Cost of service, rent and maintenance (exclusive of depreciation and amortization included below)	9,477	—	1,484	—	1,969	12,930
Cost of products sold	8,780	14,271	3,112	—	3,257	29,420
Selling and general and administrative	8,546	1,653	2,075	9,677	1,735	23,686
Depreciation and amortization	816	73	173	2,039	174	3,275
Impairment of goodwill	—	—	551	—	—	551
Loss on disposal of assets	—	—	22	285	81	388

Total operating expenses	27,619	15,997	7,417	12,001	7,216	70,250

Operating income (loss) from continuing operations	6,252	(447)	(1,905)	(12,001)	(588)	(8,689)
Interest expense, net	—	—	(23)	(5,000)	—	(5,023)

Loss from continuing operations before income tax benefit	6,252	(447)	(1,928)	(17,001)	(588)	(13,712)
Income tax benefit	—	—	—	(4,091)	—	(4,091)

Income (loss) from continuing operations	$6,252	$(447)	$(1,928)	$(12,910)	$(588)	$(9,621)

The Company identifies its assets by segment and has included assets related to the discontinued paging operations as of May 31, 2006 with the assets associated with the Company’s corporate offices. Significant assets of the Company’s corporate offices include cash, property and equipment and loan origination costs. The Company’s assets by segment as of May 31, 2007 and May 31, 2006 are as follows:

	Year Ended May 31, 2007			Year Ended May 31, 2006
	Total Assets	Property and Equipment, net	Intangible Assets, net	Total Assets, including assets from discontinued operations	Property and Equipment, net	Intangible Assets, net
Segment
Cellular	$15,807	$553	$5,456	$18,170	$1,010	$6,236
Two-way	1,937	637	477	2,680	802	562
Wholesale	2,885	1	—	3,484	5	—
Corporate	11,242	2,376	308	9,898	2,520	28
Other	431	54	—	328	84	—

Totals	$32,302	$3,621	$6,241	$34,560	$4,421	$6,826

During fiscal year 2007, the Company did not have a single customer that represented more than 10% of total segment revenues.

NOTE 18 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended May 31, 2007 and 2006 are set forth below (in thousands except per share amounts):

	Three Months Ended
Fiscal Year 2007	August 31, 2006	November 30, 2006	February 28, 2007	May 31, 2007
Service, rent and maintenance revenue	$6,845	$6,962	$6,632	$7,109
Product sales revenue	7,499	6,835	6,931	7,431

Total operating revenues	14,344	13,797	13,563	14,540
Operating loss	(1,371)	(745)	(1,307)	(1,840)
Loss from continuing operations	(2,669)	(1,479)	(2,036)	(2,926)
Income (loss) from discontinued operations	612	(78)	—	497
Net loss	(2,057)	(1,557)	(2,036)	(2,429)
Basic and diluted income (loss) per share of common stock
Continuing operations	$(0.05)	$(0.03)	$(0.04)	$(0.06)
Discontinued operations	0.01	—	—	0.01

Total	$(0.04)	$(0.03)	$(0.04)	$(0.05)

	Three Months Ended
Fiscal Year 2006	August 31, 2005	November 30, 2005	February 28, 2006	May 31, 2006
Service, rent, and maintenance revenue	$7,153	$6,640	$6,775	$6,782
Product sales revenue	8,672	7,443	8,059	8,119

Total operating revenues	15,825	14,083	14,834	14,901
Operating loss	(2,244)	(1,956)	(1,144)	(1,463)
Loss from continuing operations	(2,962)	(2,761)	(2,148)	(2,664)
Income from discontinued operations	925	432	623	438
Net loss	(2,037)	(2,329)	(1,525)	(2,226)
Basic and diluted income (loss) per share of common stock
Continuing operations	$(0.60)	$(0.15)	$(0.04)	$(0.06)
Discontinued operations	0.18	0.03	0.01	0.01

Total	$(0.42)	$(0.12)	$(0.03)	$(0.05)

Upon adoption of SFAS 123(R) on June 1, 2006, the Company began estimating the value of employee stock options on the date of grant using the Black-Scholes model. Refer to “Note 14 – Stock Options” for further discussion on the changes incurred by the Company due to the adoption of SFAS 123(R).

Restated quarterly financial data due to the acquisition of PCI in a manner similar to a pooling of interests and for the presentation of paging operations as discontinued operations for the year ended May 31, 2006 is summarized below (in thousands except per share amount):

	First Quarter Restated
	As Reported On Form 10-K For the Year Ended May 31, 2006	Adjustments			Restated to Reflect the PCI Acquisition and Adjusted For Discontinued Operations
		Acquisition of PCI (pooling)	Discontinued Paging Operations (see Note 4)	Eliminating Entries
Service, rent, and maintenance revenue	$4,579	$6,712	$(4,047)	$(91)	$7,153
Product sales revenue	919	$7,870	(117)	—	8,672

Total operating revenues	5,498	14,582	(4,164)	(91)	15,825
Operating loss	(316)	(527)	(1,401)		(2,244)
Loss from continuing operations	—	(1,606)	(1,356)		(2,962)
Income from discontinued operations, net of tax	—	—	925		925
Net loss	$(431)	$(1,606)	$—		$(2,037)
Basic and diluted income (loss) per share of common stock:
Continuing operations	$0.09				$(0.60)
Discontinued operations	—				0.18

Total	$0.09				$(0.42)

	Second Quarter Restated
	As Reported On Form 10-K For the Year Ended May 31, 2006	Adjustments			Restated to Reflect the PCI Acquisition and Adjusted For Discontinued Operations
		Acquisition of PCI (pooling)	Discontinued Paging Operations (see Note 4)	(a) Eliminating Entries
Service, rent, and maintenance revenue	$4,241	$6,219	$(3,714)	$(106)	$6,640
Product sales revenue	1,186	$6,379	(121)	(1)	7,443

Total operating revenues	5,427	12,598	(3,835)	(107)	14,083
Operating loss	(22)	(1,059)	(875)		(1,956)
Loss from continuing operations	—	(2,065)	(696)		(2,761)
Income from discontinued operations, net of tax	—	—	432		432
Net income (loss)	$(264)	$(2,065)	$—		$(2,329)
Basic and diluted income (loss) per share of common stock:
Continuing operations	$(0.01)				$(0.15)
Discontinued operations	—				0.03

Total	$(0.01)				$(0.12)

	Third Quarter Restated
	As Reported On Form 10-K For the Year Ended May 31, 2006	Adjustments			Restated to Reflect the PCI Acquisition and Adjusted For Discontinued Operations
		Acquisition of PCI (pooling)	Discontinued Paging Operations (see Note 4)	(a) Eliminating Entries
Service, rent, and maintenance revenue	$4,054	$6,380	$(3,553)	$(106)	$6,775
Product sales revenue	967	$7,232	(140)	—	8,059

Total operating revenues	5,021	13,612	(3,693)	(106)	14,834
Operating income (loss)	132	(297)	(979)		(1,144)
Loss from continuing operations	—	(1,510)	(638)		(2,148)
Income from discontinued operations, net of tax	—	—	623		623
Net loss	$(15)	$(1,510)	$—		$(1,525)
Basic and diluted income (loss) per share of common stock:
Continuing operations	$(0.00)				$(0.04)
Discontinued operations	—				0.01

Total	$(0.00)				$(0.03)

	Fourth Quarter Restated
	As Reported On Form 10-K For the Year Ended May 31, 2006	Adjustments			Restated to Reflect the PCI Acquisition and Adjusted For Discontinued Operations
		Acquisition of PCI (pooling)	Discontinued Paging Operations (see Note 4)	(a) Eliminating Entries
Service, rent, and maintenance revenue	$3,859	$6,294	$(3,335)	$(36)	$6,782
Product sales revenue	1,101	$7,147	(128)	(1)	8,119

Total operating revenues	4,960	13,441	(3,463)	(37)	14,901
Operating loss	(368)	(455)	(640)		(1,463)
Loss from continuing operations	—	(1,762)	(902)		(2,664)
Income from discontinued operations, net of tax	—	—	438		438
Net loss	$(464)	$(1,762)	$—		$(2,226)
Basic and diluted income (loss) per share of common stock:
Continuing operations	$(0.01)				$(0.06)
Discontinued operations	—				0.01

Total	$(0.01)				$(0.05)

(a)	Related party sales between Teletouch and PCI have been eliminated in each quarter of fiscal year ended May 31, 2006.

NOTE 19 – SUBSEQUENT EVENTS (UNAUDITED)

Settlement of Dispute with AT&T

On June 1, 2007, the Company entered into a Compromise Settlement and Release Agreement (the “Settlement”) with New Cingular Wireless PCS, LLC (successor in interest to Southwestern Bell Wireless Inc.) as General Partner of the Houston Cellular Telephone Company L.P., successor to Dallas SMSA Limited Partnership (referred to as “AT&T”).

In the Settlement the Company had asserted that it had incurred damages in connection with alleged actions of AT&T in connection with the Distribution Agreement between both parties effective September 1, 1999, as amended by the Amendment to Distribution Agreement effective November 12, 1999 (the” Distribution Agreement”). The Company’s claims related to the recovery of amounts previously remitted and/or owed to AT&T with respect to intracompany roaming costs and /or charges. These intracompany roaming charges were being assessed as the Company’s customer’s were traveling outside their home calling area but still remained in an area covered by cellular systems owned by AT&T. In connection with the allegation, the Company had asserted claims with regard to reimbursement of amounts previously remitted and disputes the amounts owed with respect to such intracompany roaming costs and/or charges. In addition to the claims related to intracompany roaming costs and/or charges, the Company had asserted claims related to various other actions, including but not limited to equipment and availability, rate plan disclosures, additional distribution, the provisions of billing and usage information, claims related to the customers billed by the Company, along with other dealings and transactions between both parties and those arising out of and in connections with the Distribution Agreement (the “Dispute”). Also in the Settlement, AT&T denied liability with respect to the Dispute.

As part of the Settlement, both parties agreed to compromise and settle all disputes, claims or causes of action of any kind asserted or which could have been asserted regarding the Dispute, each without admitting any liability to the other.

The parties agreed to the following:

(1)	Upon execution of the Settlement, both parties entered into a Second Amendment to the Distribution Agreement dated June 1, 2007.

(2)	As part of the terms of the Second Amendment, AT&T agreed to apply certain sections as identified in the Second Amendment that relate to amounts to be remitted to AT&T for intracompany roamer airtime retroactively back to November 1, 2005.

(3)	The parties agreed that upon payment of $4,660,750.58 by the Company to AT&T on or before June 8, 2007 to settle outstanding payables owed by the Company, net of what the Company had previously made deductions from remittances with respect to certain amounts previously remitted to AT&T, no further amount will be due by either party to the other with respect to such intracompany roaming costs or other charges for the period up to the effective date of the Settlement, except for payments due by the Company for April and May 2007 billing cycles, which were calculated and remitted in accordance with the Second Amendment.

As a result, the Company recognized a gain of $3,824,000 in June 2007. The material gain will be recorded separately as an offset to Operating Expenses and reported on the Company’s Consolidated Statement of Operations as “Gain on forgiveness of trade obligation” in the Company’s consolidated statements of operations.

The Settlement also contained other provisions customary for agreements of this nature.

Thermo Revolving Credit Facility

Teletouch, TLI and PCI (collectively Teletouch, TLI and PCI, the “Debtors”), on the one hand, and the Lender, on the other hand, executed a Loan and Security Agreement dated as of April 30, 2008 (the “Thermo Loan Agreement”), to secure a Revolving Credit Facility providing for initial availability of up to $5,000,000 allowing the Debtors, on a consolidated basis, to obtain revolving credit loans from the Lender from time to time. Beginning November 30, 2008, the availability under the Thermo Loan Agreement is reduced monthly by an amount equal to the average principal balance outstanding for that month divided by sixty (60) (the “Monthly Step Down”). The purpose of the Revolving Credit Facility is to finance working capital, organizational and other similar needs of Teletouch, including, without limitation, the redemption of the GM Warrants, as discussed below.

In order to secure their repayment obligations under the Thermo Loan Agreement, the Debtors granted to the Lender a lien and a security interest in substantially all of the Debtors’ assets, properties, accounts, inventory, goods and the like. The Debtors also executed a promissory note dated as of the same date payable to the Lender in the original principal amount of $5,000,000 (the “Thermo Note”). The Thermo Note provides for the monthly payment of interest only through October 31, 2008 and thereafter monthly payments equal to the sum of the Monthly Step Down amount plus any accrued interest are payable through April 30, 2010 at which date the remaining principal plus any accrued interest are due in full. At the $5,000,000 maximum amount of borrowings under the Thermo Loan Agreement, the Monthly Step Down (principal payment) would be approximately $83,000 beginning in November 2008. The annual interest rate on the Thermo Note is the lesser of: (a) the maximum non-usurious rate of interest per annum permitted by applicable Louisiana law or (b) the prime rate plus 8%.

In addition, the parties to the Thermo Loan Agreement executed an Escrow Agreement, also dated as of April 30, 2008 (the “Escrow Agreement”), under the terms of which the Thermo Loan Agreements were to be released and be effective upon satisfaction of several closing conditions, including, without limitation, the satisfaction of the conditions precedent under the Thermo Loan Agreement, the execution of the Loan Amendment (as defined below) and the Termination Agreement (as defined below) (the “Thermo Closing Conditions”).

The Thermo Loan Agreement, the Thermo Note and the Escrow Agreement are collectively referred to as the “Thermo Loan Documents.” The Thermo Loan Documents contain other terms and provisions customary for transaction documents of this nature.

Second Amendment to Thermo Factoring and Security Agreement

On February 26, 2008, Teletouch entered into a second amendment to the Factoring Facility to provide for, among other items, (i) an increase to the gross amount of pledged accounts receivable to $15,000,000 with a continuance of the cash advance rate of 85%; (ii) a one time 1.05% discount fee on the gross amount of pledged receivables; (iii) a 0.95% monthly discount fee on the outstanding gross value of in-process billings that have been advanced against, and (iv) the extension of the termination date to February 26, 2010 (the “Second Amended Factoring Agreement”).

The full benefit of the Second Amended Factoring Agreement will not be realized by the Company until such time as it increases it business and is able to generate a sufficient level of receivables in order to maximize the cash advances under the available credit line of $15,000,000. As of the date of this Report and at the current advance rate levels and net of certain other reserves retained by Thermo, Teletouch has maximum cash availability under the Factoring Facility of approximately $12,000,000 if sufficient receivables are available to be pledged to Thermo.

Termination of the Transaction Party Agreement (“TPA”) with Fortress

Both Teletouch and PCI were bound under the terms of the TPA entered into with Fortress in August 2006 as part of the transactions resulting in PCI becoming a wholly-owned subsidiary of Teletouch. Prior to Teletouch’s acquisition of PCI, Fortress, an agent for certain senior lenders to PCI, agreed to release the assets of PCI from any and all liens in exchange for (i) a $10,000,000 cash repayment of outstanding debt balance and (ii) the assumption of the remaining debt by TLLP. At that time TLLP pledged all of its owned shares of Teletouch’s common stock as collateral against the debt. TLLP owns approximately 80% of the issued and outstanding shares of Teletouch Common Stock. In conjunction with the transactions in August 2006, Fortress also required that Teletouch and PCI enter into the TPA. Under the TPA, Teletouch and PCI were prohibited from taking certain actions or affecting certain transactions absent the prior consent of Fortress. Any default under the TPA would have triggered provisions of the TPA that would have allowed Fortress to reinstate all of the liens and security interests previously granted by PCI to Fortress (the “spring-back provisions”). The TPA among other things precluded Teletouch from increasing the amount of funds that could be borrowed under its debt facilities. In order to close the Thermo Agreements and to release Teletouch and PCI from the restrictions imposed under the TPA, Teletouch and PCI negotiated the termination of the TPA for a $2.0 million payment to Fortress. Teletouch, PCI and Fortress executed a Waiver, Release and Termination Agreement dated as of May 16, 2008 (the “Termination Agreement”), which among other things (i) irrevocably terminated the TPA, including the spring-back provisions in connection with the acquisition-related debt dating back to the 2006 restructuring, (ii) waived any event of default or breach by PCI or Teletouch under the TPA and (iii) permanently eliminated the consent rights conveyed to Fortress relating to transactions at Teletouch or PCI. The TPA did not contain any early termination penalties. As a result of the termination of the TPA, Teletouch was no longer required to seek consent from Fortress to enter the Thermo Loan nor will it be required to seek consent from Fortress for any future transactions. Furthermore, because the Termination Agreement removed the spring-back provisions, Teletouch will remove the liability represented by the debt owed by Teletouch’s parent to Fortress from its financial statements as of May 16, 2008. The Termination Agreement contained mutual releases and other provisions customary for agreements of this nature. This assumption of debt will be accounted for on the balance sheet as a contribution of capital from the parent, TLLP.

Ancillary Agreements with the TLLP Series A Preferred Unit Holders

Contemporaneously with the Termination Agreement discussed above, TLLP’s Series A Preferred Unit holders consisting of Stratford Capital Partners, L.P., a Delaware limited partnership (“Stratford”), and Retail & Restaurant Growth Capital, L.P., a Delaware limited partnership (“RRGC”) (“Stratford” and “RRGC” collectively, the “Series A Holders”), agreed to, among other things, the payment made by Teletouch in conjunction with the Termination Agreement. During discussions with the Series A Holders, the Series A Holders had the explicit right to and requested that Teletouch remove any and all restrictions on the sale of their holdings of Teletouch’s common stock. The Series A Holders collectively own 4,350,000 shares of Teletouch’s common stock. The Board and management of Teletouch deemed it not to be in the best interests of Teletouch or its other shareholders to permit the sale of such a large block of its common stock at this time or in the near future. Teletouch and the Series A Holders executed a Lockup Agreement dated as of May 16, 2008 (the “Lockup Agreement”) in exchange for a $270,000 cash payment. The Lockup Agreement restricts the Series A Holders’ from selling or otherwise transferring their securities of Teletouch for a period of 18 months following the effective date of the Lockup Agreement; however, sales of these securities under the terms of the Registration Rights Agreement (“RRA”, as further defined below) are exempt from the terms of the Lockup Agreement. The basic terms of the RRA permit both Stratford and RRGC, at their option, to “piggy-back” any sale of securities by Teletouch thereby providing for the sale of their securities in conjunction with any sold by Teletouch.

In addition, Teletouch and the Series A Holders agreed to amend the Registration Rights Agreement dated as of August 11, 2006 executed in connection with the 2006 restructuring (the “RRA”). Under this First Amendment to the Registration Rights Agreement dated as of May 16, 2008 (the “RRA Amendment”), Teletouch and the Series A Holders agreed, among other things, (i) to remove limitations on the Series A Holders’ rights to participate in any so-called “PIPE” private placement transaction for the sale of securities of and by Teletouch by extending them “piggy-back” registration rights in connection with such transactions and (ii) to extend the termination date of the RRA to August 11, 2012. The RRA Amendment contained additional terms and provisions customary for agreements of this nature.

The RRA Amendment and the Lockup Agreement also contain other provisions customary for agreements of this nature.

Redemption of 6,000,000 Outstanding Redeemable Common Stock Warrants (the “GM Warrants”)

On May 23, 2008, definitive agreements were executed with each of the 12 holders of the GM Warrants (the “Warrant Redemption Payment Agreements”). As of December 12, 2007, the 12 holders of the collective 6,000,000 outstanding GM Warrants (collectively, the “GM Warrant Holders”) have had the right to redeem these warrants for an aggregate amount of $3,000,000 in cash or to convert these warrants into a aggregate amount of 6,000,000 shares of Teletouch’s common stock under the terms of their respective warrant agreements. The Warrant Redemption Payment provide for (i) an initial payment in the total amount of $1,500,000 payable on or before June 2, 2008, (ii) additional 17 equal monthly payments in the amount of $25,000 each, together with interest on the outstanding principal balance at an annual interest rate of 12% beginning July 1, 2008 and (iii) a final single payment in the amount of $1,075,000 due December 1, 2009 (such payments collectively referred to as the “Payments”). The Payments will be divided among each of the GM Warrant Holders based on their proportionate ownership of the previously outstanding GM Warrants.

Teletouch’s obligations to make such payments are evidenced by individual promissory notes (the “GM Promissory Notes”) to each of the GM Warrant Holders. In addition, Teletouch will be required to make accelerated payments to the GM Warrant Holders in the event of (i) a sale of Teletouch’s assets not in the ordinary course of its business or (ii) a change of control. The negotiated agreement also contains certain events of default, mutual releases, covenants and other provisions which are customary for agreements of this nature.

The following unaudited pro forma consolidated balance sheet gives effect to the significant subsequent event as if that transaction had occurred on May 31, 2007:

TELETOUCH COMMUNICATIONS, INC.

PRO FORMA BALANCE SHEET

AS OF MAY 31, 2007

(unaudited)

(in thousands, except share data)

	TCI As Reported May 31, 2007	(a) Termination of “TPA” with Fortress	TCI Pro Forma (unaudited)
ASSETS
CURRENT ASSETS:
Cash	$7,824	$(2,025)	$5,799
Certificates of deposit-restricted	411	—	411
Accounts receivable, net of allowance	7,127	—	7,127
Accounts receivable-related party	250	—	250
Unbilled accounts receivable	3,144	—	3,144
Inventories, net of reserve	2,858	—	2,858
Prepaid expenses and other current assets	826	—	826

Total Current Assets	22,440	(2,025)	20,415

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	3,621	—	3,621
GOODWILL	343	—	343
INTANGIBLE ASSETS, net of accumulated amortization	5,898	—	5,898

TOTAL ASSETS	$32,302	$(2,025)	$30,277

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$15,208	$—	$15,208
Accounts payable-related party	63	—	63
Accrued Expenses and other current liabilities	9,387	—	9,387
Current portion of long-term debt	18,358	(9,878)	8,480
Deferred revenue	453	—	453
Current portion of redeemable common stock payable	—	—	—
Redeemable common stock purchase warrants	3,000	—	3,000

Total Current Liabilities	46,469	(9,878)	36,591

LONG-TERM DEBT, NET OF CURRENT PORTION	3,220	—	3,220

TOTAL LIABILITIES	49,689	(9,878)	39,811

SHAREHOLDERS’ DEFICIT:
Common stock, $.001 par value, 70,000,000 shares authorized, 49,416,189 shares issued in fiscal 2007	49	—	49
Additional paid-in capital	39,015	9,878	48,893
Treasury stock, 864,209 shares held in fiscal 2007	(185)	—	(185)
Accumulated deficit	(56,266)	(2,025)	(58,291)

Total Shareholders’ Deficit	(17,387)	7,853	(9,534)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$32,302	$(2,025)	$30,277

(a)	After receipt of the first draw against the Thermo Revolving Credit Facility on May 16, 2008, the Company was able to pay Fortress a termination fee to release Teletouch and PCI from the TPA. If the Company had secured funding for the payment of the termination fee at May 31, 2007, the Company would have recorded a cash payment of $2,000,000 for the termination fee and $25,000 in legal fees. The payments would be recorded as Operating Expenses on the Company’s Consolidated Statement of Operations. In turn the Company would have been able to write off the contingent obligation of $9,878,000 as a capital contribution to shareholders’ deficit on its May 31, 2007 Consolidated Balance Sheet.

SCHEDULE II

TELETOUCH COMMUNICATIONS, INC.

Valuation and Qualifying Accounts and Reserves

(in thousands)

	Year Ended May 31,
	2007	2006	2005
Allowance for Doubtful Accounts
Balance at beginning of year	$501	$1,094	$359
Additions charged to income	495	505	868
Balances written off, net of recoveries	(469)	(569)	(133)
Effect of pooled companies included in more than one period	—	(529)	—

Balance at end of year	$527	$501	$1,094

	Year Ended May 31,
	2007	2006	2005
Valuation Allowance for Inventory
Balance at beginning of year	$362	$438	$511
Inventory reserves charged to expense	641	343	1,794
Balances written off, net of recoveries	(485)	(469)	(1,867)
Effect of pooled companies included in more than one period	—	50	—

Balance at end of year	$518	$362	$438

	Year Ended May 31,
	2007	2006	2005
Valuation Allowance for Deferred Taxes
Balance at beginning of year	$8,677	$6,430	$5,987
Tax valuation charged to expense	2,474	2,247	443

Balance at end of year	$11,151	$8,677	$6,430

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2008.

TELETOUCH COMMUNICATIONS, INC.

By:	/s/ Robert M. McMurrey
Robert M. McMurrey, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas A. Hyde, Jr. Thomas A. Hyde, Jr.	President, Chief Operating Officer	November 24, 2008

/s/ Douglas E. Sloan Douglas E. Sloan	Chief Financial Officer	November 24, 2008

/s/ Clifford E. McFarland Clifford E. McFarland	Director	November 24, 2008

/s/ Henry Y.L. Toh Henry Y.L. Toh	Director	November 24, 2008

/s/ Marshall G. Webb Marshall G. Webb	Director	November 24, 2008

Index to Exhibits

The following exhibits are included with this report:

21	Subsidiaries

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)

32.1	Certification pursuant to 1350, Chapter 63, Title 18 of U.S. Code

32.2	Certification pursuant to 1350, Chapter 63, Title 18 of U.S. Code