Form 10-K
period 2008-05-31
TELETOUCH COMMUNICATIONS INC
filed 2009-01-16
CIK 928659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: MAY 31, 2008

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

Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of November 30, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on that date, was approximately $602,775. As of November 30, 2008, the registrant had outstanding 49,051,980 shares of Common Stock.

Documents Incorporated by Reference

None.

INDEX TO FORM 10-K

of

TELETOUCH COMMUNICATIONS, INC.

This Annual Report on Form 10-K (referred to herein as the “Form 10-K” or the “Report”) is for the year ending May 31, 2008. The Securities and Exchange Commission (“SEC”) allows us to incorporate by “reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Form 10-K.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements and information relating to Teletouch Communications, Inc. and its subsidiaries that are based on management’s beliefs as well as assumptions made by and information currently available to management. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to Teletouch Communications, Inc. or its management, are forward-looking statements. Although these statements are based upon assumptions management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including, but not limited to, those factors set forth below under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Additional Factors That Affect Our Business, Future Operating Results, and Financial Condition.” Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the discussion under “Additional Factors That Affect Our Business, Future Operating Results, and Financial Condition.”

PART I

Item 1.	Business

Throughout this Form 10-K, Teletouch Communications, Inc. and its subsidiaries are referred to as “Teletouch,” “the Company,” “we,” “our” or “us.”

General

Teletouch Communications, Inc. was incorporated under the laws of the State of Delaware in July 1994 and in 2006 relocated its corporate headquarters from Tyler, Texas to Fort Worth, Texas. Our principal office is located at 5718 Airport Freeway, Fort Worth, Texas 76117, and our telephone number is (800) 232-3888.

Teletouch has been a leading provider of telecommunications services for over 40 years, providing two-way radio services in Texas, GPS-telemetry and public safety/emergency response vehicle products and services throughout the U.S. Until the sale of its paging business in August 2006 (as discussed in “Sale of Paging Business”), it also provided paging services in non-major metropolitan areas and communities in the southeast United States. The Company provided paging services in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Missouri, Oklahoma, Texas and Tennessee. The Company currently operates five two-way radio service centers located in the East Texas and the Dallas / Fort Worth (“DFW”) markets in Texas. Late in 2007, Teletouch began selling safety/emergency response vehicle products and services business under the brand Teletouch EVP (emergency vehicle products or “EVP”). The EVP business is a complementary offering to the Company’s existing two-way radio business and through 2008 the Company has continued to expand its product lines to include lightbars, sirens and other accessories used in or on emergency response vehicles through a number of distribution agreements with manufacturers of these products.

Following the sale of the paging business and the acquisition of Progressive Concepts Inc., a Texas corporation (“PCI”)(see further discussion below of “Acquisition of Progressive Concepts, Inc.”), in August 2006, Teletouch’s core-business has been acquiring, billing and supporting cellular subscribers under a recurring revenue relationship with AT&T Wireless (“AT&T”). The original distribution agreement between PCI and AT&T had been in place for more than 20 years. Teletouch, through it subsidiary, PCI, is a leading provider of AT&T cellular services (voice, data and entertainment), as well as other mobile, portable and personal electronics products and services to individuals, businesses and government agencies. PCI operates a chain of retail stores and sells under the “Hawk Electronics” brand, through Hawk-branded sub-agents and its own direct sales force and through the Internet at various sites. As a master distributor for AT&T, PCI controls the entire customer relationship, including initiating and maintaining the cellular service agreements, rating the cellular plans, providing complete customer care, underwriting new account acquisitions and providing multi-service billing, collections and account maintenance. Also acquired as part of the PCI acquisition, Teletouch now operates a national wholesale distribution business, known as PCI Wholesale that serves smaller cellular and automotive retailers, car dealers and rural cellular carriers throughout the country.

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

Acquisition of Progressive Concepts, Inc.

On August 11, 2006, Teletouch became the owner of all of the issued and outstanding equity securities of PCI, by virtue of the contribution of 100% of the issued and outstanding equity securities of PCI to Teletouch by TLL Partners LLC, (“TLLP”) Teletouch’s parent company and an entity controlled by Robert McMurrey, Chairman of Teletouch, without the issuance of any monetary or stock consideration by Teletouch (the “PCI Acquisition”). Teletouch and TLLP entered into a certain Contribution Agreement (the “CA”). Prior to the CA, TLLP was the beneficial owner of 4,200 shares of common stock, $.10 par value per share, of PCI, which represented 100% of PCI’s outstanding securities. Under the terms and provisions of the CA, TLLP contributed and Teletouch accepted all such outstanding equity securities of PCI. Upon the closing of the CA, PCI became a wholly-owned subsidiary of Teletouch.

Immediately preceding the PCI Acquisition, PCI and certain of its affiliates entered into a debt restructuring, pursuant to which (i) PCI paid $10,000,000 of its outstanding debt balance to Fortress Credit Corp., PCI’s senior lender (“Fortress”); (ii) PCI was conditionally released from all of its remaining prior institutional debt, and its assets were conditionally released from all related liens; (iii) PCI entered into a new accounts receivable factoring and security facility (secured by its accounts receivable) with Thermo Credit, LLC (“Thermo”) and (iv) certain prior debt obligations of PCI were assumed by TLLP.

Concurrently with the PCI Acquisition, PCI, Teletouch and Fortress entered into a Transaction Party Agreement (“TPA”), which provided Fortress with certain control over the ongoing operations of Teletouch and PCI as well as provided for the contingent re-instatement of the liens on PCI assets if certain conditions were not maintained by either Teletouch or PCI. A TPA was required by Fortress in order to assure that PCI or Teletouch would not take actions which in Fortress’ view could reduce the value of Fortress’ security. Under the terms of the TPA, both PCI and Teletouch were bound to comply with certain negative covenants. If either PCI or Teletouch had breached the TPA or violated any of the negative covenants, then Fortress could have reinstated the Senior Debt at PCI to the fullest extent available under the law as if the debt restructuring had never occurred. PCI was conditionally released from having any future payment obligations under the Senior Debt as long as the terms of the TPA were not violated. However, in accordance with Statement of Financial Accounting Standard No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), PCI must be legally released from being the primary obligor under the Senior Debt in order to de-recognize this liability. On May 16, 2008, the Company was successful in negotiating a full release from the TPA and has removed the Senior Debt from its financial statements as of that date. The assumption of the senior debt was accounted for on the Company’s balance sheet as a contribution of capital from the parent, TLLP (see Note 10 “Long-Term Debt or Note 13 “Shareholders’ Equity” for discussion of the May 2008 transactions).

Prior to the TPA being terminated in May 2008, the TPA allowed Fortress limited control of PCI and Teletouch and a contingent ability to reinstate the debt at PCI, and we believed that PCI had not been fully released from being the primary obligor under the Senior Debt as contemplated by SFAS 140; therefore, the Senior Debt continued to be reported as a current liability of Teletouch. In addition, TLLP is a holding company with no operations with a minimal amount of cash on hand and was dependent upon selling a sufficient number of shares it owned in Teletouch common stock or upon the cash flows of Teletouch through the receipt of future cash dividends to service its outstanding debt obligations. These facts further supported Teletouch reporting the Fortress debt as a liability on its balance sheet. The Company has no current agreements with TLLP to fund cash, nor does it have any current plans to declare dividends in order to allow TLLP to meet the debt obligations. Therefore, PCI and Teletouch continued to report the Senior Debt as a liability on its balance sheet until PCI and Teletouch were released from the TPA.

In order to raise sufficient cash to make the $10,000,000 payment to Fortress in August 2006, PCI entered into a new factoring facility with Thermo secured by PCI’s accounts receivable, which provided up to approximately $10,000,000 of available advances against PCI’s accounts receivable. On August 11, 2006, approximately $6,200,000 was advanced to PCI under the factoring facility, which was primarily used to make the required payment to Fortress. The Thermo factoring facility was further amended in May 2007 and again in February 2008 and as of the date of this Report, provides up to $15,000,000, in credit to PCI, depending on the amount of accounts receivable available to pledge to Thermo.

In addition, prior to the acquisition of PCI by Teletouch, PCI’s previous subordinated lenders, Stratford Capital Partners, L.P., a Delaware limited partnership (“Stratford”), and Retail & Restaurant Growth Capital, L.P., a Delaware limited partnership (“RRGC”), agreed to exchange their approximately $9,782,000 of debt in PCI for 4,350,000 shares of Teletouch Common Stock owned by TLLP and a Preferred A Membership Interest of TLLP.

About PCI

PCI (also known in Texas under its retail brand, “Hawk Electronics”) is an AT&T Wireless Master Distributor and Reseller and party to several distribution agreements with AT&T under which PCI handles the entire cellular subscriber experience including initiating and maintaining the cellular service agreements, rating the cellular plans, providing complete customer care, underwriting new account acquisitions and providing multi-service billing, collections, and account maintenance. As compensation for providing these services, the distribution agreements provide for the sharing of the monthly billings revenues with AT&T. The distribution agreements with AT&T allow PCI and the Company to sell AT&T wireless services in Texas, specifically, the Dallas / Fort Worth, East Texas, San Antonio, Houston and Austin markets as well as in the state of Arkansas. During a period that spans over 20 years, PCI has grown a cellular customer base using approximately 79,000 cellular lines. The retail business of PCI is operated primarily under the Hawk Electronics brand name, with additional business and government sales provided by a direct sales group operating throughout all of PCI’s markets.

Sale of Paging Business

On August 22, 2005, the Company entered into an Asset Purchase Agreement (“APA”) to sell substantially all of the assets of its paging business to Teletouch Paging, LP, a limited partnership, wholly-owned by an unrelated, private Fort Worth, Texas investment group, (the “Buyer”). In addition, the Company entered into a management agreement allowing the Buyer to implement operational policies and to provide general management services with respect to the day-to-day operations of the paging business through the closing date, subject to reporting to and approval of the Chief Executive Officer of Teletouch and its Board of Directors. The Company reached the decision to sell the paging business due to the continuing loss of paging subscribers, the related losses in revenues and the continued decline in the size of the market for paging services. At May 31, 2006, the Company had approximately 120,100 pagers in service as compared to approximately 155,600 and 194,000 at May 31, 2005 and May 31, 2004, respectively. The assets included in the asset sale transaction included substantially all of the designated assets of the paging business (the “Acquired Assets”) with a net carrying value at May 31, 2006 of approximately $3,400,000.

The Buyer’s aggregate consideration for the Acquired Assets was originally contemplated to be approximately $5,250,000 as of August 31, 2005, and this consideration was to be reduced by the cumulative earnings before interest, taxes, depreciation and amortization (the “EBITDA Adjustment”) of the paging business from September 1, 2005 through the closing date. The terms of the APA provided initially for a $4,000,000 cash payment and a $1,200,000 non-interest bearing note payable to the Company due in 12 monthly payments of $100,000 (collectively the cash portion and the promissory note are referred to as the “Purchase Price”). The $1,200,000 promissory note payable to the Company was to be secured by a lien on the assets subject to customary subordination provisions required by the Buyer’s senior lender. As a result of delays encountered by the Company in getting its proxy statement approved in order to solicit shareholder approval for this sale, the EBITDA Adjustment was causing a material reduction in the Purchase Price of the business. On December 30, 2005, the First Amendment to the APA was executed under which the cash portion of the consideration was fixed at $2,200,000, and it was agreed that the $1,200,000 promissory note would be prepaid at closing resulting in a Purchase Price of $3,400,000. In March 2006, the Second Amendment to the APA was executed which re-established the EBITDA Adjustment to the final cash payment due at closing during the period from April 1, 2006 through the closing date. Additionally, the Second Amendment allowed for either the Company or the Buyer to terminate the APA at anytime after June 30, 2006.

Subsequent to and as a result of the acquisition of PCI on August 11, 2006, as discussed above under “Acquisition of Progressive Concepts, Inc.,” the paging business no longer met the statutory threshold of a sale of all or substantially all assets of the Company as contemplated under Delaware corporate laws, thus, the Company was no longer required to obtain the approval of its shareholders and completed the proposed paging business sale.

On August 14, 2006, Teletouch completed the sale of its paging business assets. The total cash consideration of approximately $3,100,000, received by Teletouch at the closing for the sale of the paging business assets, included a $1,900,000 cash payment and a $1,200,000 prepayment of the promissory note.

Business Strategy

The legacy core paging business of Teletouch had experienced several years of declining revenues and was projected to continue declining. Early in 2006, the Company decided to sell its paging business and use the proceeds to purchase one or more growing businesses and begin redefining the Company based on these acquisitions. By the middle of 2006, the Company had identified the opportunity to acquire its sister company, PCI, which is a provider of cellular services under a master distributor agreement with AT&T. Additionally, the Company decided that it could no longer sustain the losses generated by its telemetry business and began to restructure these operations. During the second half of 2006, the Company made the decision to exit the hardware and engineering portion of its telemetry business, and as of the date of this Report, the Company only provides minimal telemetry data services for its small remaining telemetry customer base.

Most of the efforts in 2007 and continuing through 2008 were focused on the integration issues related to the acquisition of PCI as well as on securing financing to complete one or more acquisitions to provide revenue growth for the Company. PCI had historically been a privately held company which presented challenges of migrating the systems and processes of PCI to those required of a public company. During 2008, the management team has been implementing a series of basic internal controls and processes along with authorization levels, which were lacking while PCI was a privately held company. As of the date of this Report, the Company’s efforts to secure financing for identified acquisition targets has been unsuccessful, primarily due to the Company’s inability to complete it’s prior period audits and the historically poor financial performance of PCI.

Another focus at PCI during 2008, which was equally as important, has been on improving profitability. PCI has generated net losses in several of its recent years, and our focus has been on implementing cost control initiatives at PCI while seeking additional opportunities to grow revenues. These efforts were partially successful in 2008 resulting in reducing the loss from continuing operations to $3,100,000 in 2008 from $9,100,000 in 2007, primarily due to a reduction in total operating expenses of $10,000,000 from 2007 to 2008. The Company continues to evaluate new electronic products to introduce in its retail and website outlets that could be marketed to its existing customer base. PCI’s 79,000 cellular subscribers are comprised of individuals and businesses of higher than average credit worthiness due to PCI’s stringent credit standards.

Beginning with the year ending May 31, 2008, the Company’s management was required to internally assess and report on its internal controls over financial reporting under the rules of Section 404 of the Sarbanes-Oxley Act of 2002. Due to the variety of integration and audit issues experienced in 2008, the Company was unable to complete this assessment by May 31, 2008 and subsequently hired outside consultants to assist with the completion of this assessment. In June 2008, the SEC granted another extension for non-accelerated companies, including Teletouch, to file an attestation report of their independent auditors on the internal controls over financial reporting. Under this latest extension, Teletouch will have to provide the auditor’s report on its internal controls for its year ended May 31, 2010.

For fiscal year 2009, a large part of Teletouch’s efforts will be completing and filing all of its delinquent financial reports as well as remediating the deficiencies identified in its internal controls over financial reporting, as defined in Section 404 of the Sarbanes-Oxley Act of 2002. The current delinquency in the Company’s financial reporting was caused primarily by the acquisition of PCI in August 2006. Since that time its inability to complete its audits and file the required financials has hindered the Company’s ability to secure additional financing to grow the business. Through 2008, the Company managed closely its operating expenses and implemented several restructurings to improve profitability but in fiscal year 2009 will focus more on new business development across all of its business units while continuing maintaining control of its operating expenses. Since the August 2006 acquisition of PCI, many personnel and process changes have been completed to allow for and promote organic growth in its current business units. In order to realize this organic growth, the Company has added additional sales personnel and locations, increased its internet marketing activities and enhanced its systems and processes to allow for the timely integration of new product lines and expects to realize returns on these investments during 2009. In addition, several acquisition targets have been identified, which would be complementary to the business. Upon completing and filing all of its delinquent financial reports in 2009, the Company is hopeful that it will secure the necessary financing to complete one or more of these acquisitions. There is no assurance that any of the acquisitions will be concluded or that the Company will be able to complete and file all of its delinquent financial reports.

As of the date of filing this report, the core business of Teletouch is providing cellular services to customers through PCI’s distribution agreements with AT&T. The primary distribution agreement with AT&T expires in September 2009. The Company cannot guarantee this agreement with AT&T will be extended but is currently in discussions with AT&T to negotiate an extension of the existing agreement or an alternate distribution agreement with AT&T. Under the terms of the current distribution agreement, if the agreement is not renewed by AT&T, the Company may no longer be allowed to add new cellular subscribers but would be allowed to continue to provide services to its existing subscribers until these subscribers terminate service. Under this scenario the Company could experience accelerated reductions in its cellular service revenues beginning in September 2009 due to its inability to replace customers that disconnect service in the normal course of business. Because of the potential change in the Company’s cellular services business, the Company is aggressively working to develop its other business units as well as evaluating its alternatives to maintain the recurring revenues generated by its current cellular subscriber base.

The Company’s Products and Markets

Cellular Services

Since 1987, Teletouch’s subsidiary PCI has had a Master Distributor agreement with AT&T relating to specific markets in Texas and Arkansas. All of PCI’s retail establishments operate under the brand name of “Hawk Electronics” and are located in the state of Texas. As of the date of this Report, the Company now operates 15 Hawk Electronics retail locations. 13 of the retail locations are in the Dallas / Fort Worth area and two are located in San Antonio. Under these agreements, PCI’s core business has been acquiring, billing, and supporting cellular subscribers. The consumer services business of PCI has business and government sales provided by a direct sales group operating throughout all of PCI’s markets. PCI controls the entire customer relationship, including initiating and maintaining the cellular service agreements, rating the cellular plans, providing complete customer care, underwriting new account acquisitions and providing multi-service billing, collections, and account maintenance.

Wholesale Business

Teletouch’s subsidiary, PCI also operates wholesale distribution business where it sells and supports a variety of cellular telephones, accessories, telemetry, car audio and car security products, under numerous direct distribution agreements with the manufacturers. The wholesale business is operated under the name PCI Wholesale and sells products through a network of dealers, retailers and carriers throughout the United States. Wholesale operations are conducted at the Company’s headquarters in Fort Worth, Texas, where the Company operates a 33,000 square foot distribution warehouse equipped to provide frequent and smaller quantity shipments to any size customer.

Two-Way Radio Operations

Since 1963, Teletouch has been an authorized Motorola two-way radio dealer in the East Texas area. In January 2004, the Company acquired the assets of DCAE, Inc., resulting in the expanding of its two-way radio business into the Dallas/Fort Worth markets. The Company has locations in Tyler, Longview, Nacogdoches, Lufkin and Garland, Texas and services a large percentage of the law enforcement and public safety agencies as well as other industries in the East Texas and Dallas / Fort Worth markets.

The Company owns and operates a Logic trunked radio (“LTR”) network in the 450 MHz spectrum, which offers voice, data, and voicemail capabilities. The LTR Passport-enabled service, which Teletouch offers in certain markets, includes “follow-me-roaming” features that are similar to the automatic handoff of radio signals characteristic of cellular radio systems. Passport is a registered trademark of Trident Micro Systems, which is an enhancement to the 450 MHz trunking system that provides connectivity between selected sites and thus automatic roaming capability to our two-way radio subscribers. The market for LTR radio service includes customers desiring an upgrade in features and extended roaming compared with traditional two-way radio service.

In prior years, Teletouch secured several sales contracts with entities utilizing Homeland Security grants from the federal government. These sales contracts significantly increased the revenues of the two-way radio business in those periods. During 2007, the availability and spending of Homeland Security grants was minimal. The Company cannot predict when these funds will again be made available, so it is forecasting limited revenue growth from the two-way radio business in 2009. Teletouch’s long-term relationships and reputation with these city, county and local entities over its almost 44 year presence in East Texas and now Dallas/Fort Worth Texas, has allowed the Company to benefit from federal grants that are made available to these entities. The Company’s management believes it is positioned to be successful in procuring more of this business as the Homeland Security grants or other federal grants are made available.

Late in 2006, the Company began selling emergency vehicle products under several master distributor agreements with its suppliers. The product line includes virtually any aftermarket accessory that would be added to a vehicle in the public safety industry but primarily includes light bars and sirens. In the markets that Teletouch operates two-way radio services, many of the customers for emergency vehicle products are the same customers it has provided two-way radio services to for many years. Because Teletouch’s two-way radio service centers are equipped with trained installation technicians, the Company can currently provide installation services for its emergency vehicle products in the East Texas and Dallas / Fort Worth, Texas markets.

Sources of System Equipment and Inventory

The Company does not manufacture any of its products. All inventory that is purchased to support the business is finished goods that are shipped in appropriate packaging and ready to sell. Inventory used to support all of the Company’s business units can be purchased from a variety of competing sources. To date there have not been any significant issues in locating and purchasing an adequate supply of inventory to meet customer demand. PCI purchases cellular phones and accessories to support its cellular operations from several competing sources, but AT&T is the primary source for cellular phones it sells to its cellular subscribers, primarily due to assurances from AT&T that the phones purchased are certified to function properly on its cellular network. Cellular phones and consumer electronics are purchased from a variety of sources, including manufacturers and a variety of brokers, to support PCI’s wholesale distribution business. The Company purchases two-way radios primarily from Kenwood USA, Motorola, Vertex and Icom America. The majority of its two-way network equipment is purchased from Motorola although there are several competing sources for this equipment.

Teletouch does not manufacture any of its network equipment used to provide two-way radio services, including but not limited to antennas and transmitters. This equipment is available for purchase from multiple sources, and the Company anticipates that such equipment will continue to be available in the foreseeable future. Because of the high degree of compatibility among different models of transmitters, computers and other two-way radio equipment manufactured by its suppliers, Teletouch’s networks are not dependent upon any single source of such equipment.

Competition

Substantial and increasing competition exists within the wireless communications industry. Cellular and Personal Communications Services (“PCS”) providers may operate in the same geographic area, along with any number of other resellers that buy bulk wireless services from one of the wireless providers and resell it to their customers. The Company currently only resells AT&T wireless service, and it does compete against AT&T for subscribers. The increasing number of carriers, including AT&T, offering bundled services at discounted pricing is causing increased difficulties for the Company. Without these additional services to bundle, it is hard to attract new customers and retain existing ones. The entry of multiple competitors, including AT&T company owned locations and direct sales personnel, within the Company’s wireless markets has made it increasingly difficult to attract new customers and retain existing ones. Our ability to compete for cellular customers is limited to our ability to provide additional services that the customer cannot receive from the carrier itself. To our subscribers, we offer identical cellular equipment and service rate plans to those offered by AT&T, so our competitive pressures are very similar to those faced by AT&T, which include the types of services and features offered, call quality, customer service, network coverage and price. Pricing competition has led to the introduction of lower priced plans, unlimited calling plans, plans that allow customers to add additional units at attractive rates, plans that offer a higher number of bundled minutes for a flat monthly fee or a combination of these features. The Company has responded to this growing competitive environment by capitalizing on its position as a provider of superior, personalized customer service as well as a provider of customizable billing solutions. Teletouch’s ability to compete successfully in the future will depend upon the Company’s ability to improve upon the current level of customer service and to develop creative and value added solutions for customers in order to attract new subscribers away from the other carriers.

Patents and Trademarks

In fiscal year 2004, Teletouch registered the trademark for its GeoFleet™ software, a product that compiles reports and maps the data provided from any telemetry device. In fiscal year 2004, Teletouch also registered trademarks for its LifeGuard™ and VisionTrax™ products. LifeGuard™ is a wireless telemetry system that tracks and monitors personnel assets using satellite communication technology. VisionTrax™ is a self-powered wireless telemetry device that tracks and monitors mobile or remote assets using satellite communication technology. The Company considers these registered trademarks to be beneficial and will consider registering trademarks or service marks for future services or products it may develop.

In November 2004, Teletouch received a copyright on its GeoFleet software code, which was effective September 2004. In June 2006, it received a separate copyright on the database structure used by its Geofleet software even though Teletouch believes this database structure was covered under the initial GeoFleet copyright.

Although the Company exited its telemetry business in 2006 for economic reasons, the Company continues to explore opportunities to re-enter this expanding industry. The Company believes that some of its previously developed software as well as the name recognition of certain trademarks may have future value if it is to re-enter the telemetry business.

Regulation

The Federal Communication Commission (“FCC”) regulates Teletouch’s two-way radio operations under the Communications Act of 1934, as amended (the “Communications Act”), by granting the Company licenses to use radio frequencies. These licenses also set forth the technical parameters, such as location, maximum power, and antenna height under which the Company is permitted to use those frequencies.

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

The Company has suffered recurring losses from operations, and had negative cash flows from operations in fiscal year 2008 of $6,246,000. The Company had a working capital deficit of approximately $9,013,000 and $24,029,000 at May 31, 2008 and 2007, respectively, and a shareholders’ deficit of approximately $8,752,000 and $17,387,000 at May 31, 2008 and 2007, respectively. The Company’s Senior Debt totaled approximately $0 and $9,878,000 at May 31, 2008 and 2007, respectively. The Senior Debt was due and payable in full on April 14, 2006. In September 2005, PCI executed amendments with its Senior Debt holder under which they agreed to waive the existing events of default. In August 2006, prior to the acquisition by Teletouch, PCI was successful in negotiating a restructuring of its debt obligations with both its senior and subordinated lenders under which it was fully released from the balance of $9,782,000 in subordinated debt, which was converted to redeemable equity at Teletouch’s parent company, TLLP. TLLP also assumed the full balance remaining on PCI’s senior debt obligations of the (after a $10,000,000 cash payment to the lender by the PCI) but the senior lender only granted a contingent release of the liens on the PCI’s assets (see Note 3 “Acquisition of Progressive Concepts, Inc.” for further information on the Company’s debt restructuring). Subsequent to the acquisition of PCI and through May 2008, Teletouch continued to report this senior debt obligation on its financial statements as a result of certain provisions of the contingent release in August 2006, which could have allowed the lender to reinstate the liens at PCI as if they had never been released. In May 2008, the Company was able to secure an additional $5,000,000 revolving credit facility with another senior lender. However, the proceeds were used primarily to pay $2,000,000 to PCI’s former senior lender to have the liens on the assets of PCI fully and permanently released, and $1,500,000 was used to make an initial payment to the holders of certain redeemable common stock warrants that became due in December 2007. Even upon the Company’s completion of the restructuring of its debt obligations in August 2006 and the subsequent restructuring in May 2008, the Company has only been able to partially improve its working capital deficit and shareholders’ equity deficit. The Company is continuing to seek additional debt and equity financing to ensure it is able to meet its remaining trade and debt obligations in the event that there are changes to its existing credit arrangements as well as provide sufficient working capital to grow its operations. If it is unsuccessful in its efforts to secure additional financing and the Company’s current credit arrangements are accelerated, the Company may be unable to meet its obligations and might be forced to seek protection from its creditors.

As a result of the above conditions and in accordance with generally accepted accounting principles in the United States, there exists substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Teletouch may be unable to complete its future regulatory filings in a timely manner.

Since the acquisition of PCI on August 11, 2006, Teletouch has been unable to meet its deadlines for filing its periodic reports with the SEC. Because of the common ownership of both PCI and Teletouch prior to the acquisition, the acquisition of PCI was accounted for in a manner similar to a “pooling of interests.” Because of the pooling, PCI’s fiscal year was changed, and the historical financials of PCI were required to be audited and combined with Teletouch’s historical financials. PCI was a privately held company and although its parent company had been previously audited, PCI had never been audited on a stand-alone basis. This auditing process had been ongoing but certain financial reporting challenges were encountered, which delayed the progress on these audits. Due to the size of PCI relative to that of Teletouch at the date of acquisition, Teletouch was required to file three consecutive years of audited financial statements for PCI on a stand-alone basis with the SEC within 75 days of the completion of the acquisition. The latest date that these financials could have been filed to be considered a timely filer was October 27, 2006. The Company was unable to meet this deadline until May 2008. Once the Company became a late filer with the SEC, then the Company became subject to more comprehensive requirements related to future registration statements. These additional requirements to register its securities for sale could directly impact its ability to raise the necessary capital to grow the business. Furthermore, once the Company became a late filer with the SEC, Teletouch was in violation of the American Stock Exchange’s (the “AMEX”) continued listing standards. On January 12, 2007, the Board of Directors of the Company approved delisting of the Company’s securities from the AMEX and the move of the listing of the Company’s securities to the Pink Sheets electronic exchange. The foregoing action by the Board was taken following the delisting determination by the AMEX Panel issued on January 9, 2007.

Because of the unanticipated challenges in the PCI financial records and the resulting delays in the completion of the required audits, the Company made the decision to focus all efforts on the completion of this Report and to defer work on the Quarterly Reports on Form 10-Q for the periods following the August 11, 2006 acquisition of PCI. The Annual Report on Form 10-K for the year ended May 31, 2007 filed in November, 2008 and the filing of this Report are significant milestones for the Company toward regaining timeliness in its financial reporting but does not guarantee the Company will be able to regain timeliness. As of the date of this Report, the Company is delinquent in filing its Quarterly Reports on Form 10-Q for the quarters ended August 31, 2006, November 30, 2006, February 28, 2007, August 31, 2007, November 30, 2007, February 29,

2008, August 31, 2008, and November 30, 2008. The Company is planning to ask for relief from the SEC with respect to the filing of some of the delinquent Form 10-Q’s upon the filing of its Form 10-K for fiscal 2008. There can be no assurance the Company will be granted any relief from the SEC on any of its delinquent filings, which could cause the Company to become delinquent on future filings while it is working through the historical filings.

Teletouch’s parent company may be unable to meet its future financial obligations.

Prior to the acquisition of PCI, TLLP, Teletouch’s parent company, assumed all of the remaining institutional debt of PCI, whereby the senior debt obligations formerly at PCI were transferred to TLLP as senior debt obligations and the subordinated debt obligations of PCI were partially settled by the issuance of Teletouch’s common stock owned by TLLP with the balance converted to redeemable Series A preferred units of TLLP. To secure the senior debt obligation, TLLP, pledged all of its assets, which consist primarily of its holding of approximately 80% of the outstanding common stock of Teletouch. When the senior debt originally matured in August 11, 2007, TLLP did not have sufficient cash or other means to repay this debt and was successful in negotiating an initial extension of the maturity date through October 11, 2007. Subsequent extensions were granted by the senior debt holder to TLLP extending the maturity date through May 16, 2008. On May 16, 2008, TLLP and Teletouch were successful negotiating the termination of the TPA with the senior debt holder fully releasing Teletouch and PCI from any future contingent obligations under this debt. As part of this transaction, the senior debt obligation was further amended to extend the maturity date to May 16, 2010. TLLP is a holding company with no operations and only a minimal amount cash on hand and may be dependent upon selling a sufficient number of shares it owns in Teletouch common stock or upon the cash flows of Teletouch through the receipt of future cash dividends to service its outstanding debt obligations. The Company has no current agreements with TLLP to fund cash nor does it have any current plans to declare dividends in order to allow TLLP to meet the debt obligations. TLLP’s management has represented to the Company that its plan to settle this debt obligation is to sell a sufficient number of its shares of Teletouch’s common stock in order to raise the necessary funds when this obligation becomes payable. If TLLP is unsuccessful in repaying these obligations, then the ownership of Teletouch could substantially change in the future. If the lenders foreclose on Teletouch’s common stock owned by TLLP and become the majority shareholders of Teletouch, then there is a risk these lenders could vote through matters that may not be in the best interest of the shareholders as a whole.

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

Our business depends upon several factors, one of which is our relationship with AT&T, the Company’s largest supplier of cellular services and products. The loss of AT&T or any other significant vendor, a substantial price increase or decrease imposed by any vendor, a shortage or oversupply of product available from our vendors or tightening of credit terms by our vendors could have a material adverse impact on the Company. We are dependent on maintaining open vendor trade credit lines on reasonable terms. Interruption of these lines could have a material adverse impact and could determine whether or not the Company can continue as a going concern. We cannot assure you that product shortages, product surpluses or renewed tightening of trade credit terms will not occur in the future.

The loss of any of our key customers, a material reduction in our customer base for cellular service or a reduction in prices charged to customers could have a material adverse effect on our business.

Many of our customers have experienced severe price competition and for this and other reasons may seek to obtain products or services from us at lower prices than previously provided. The Company’s wholesale business contains several key customers. As a result, we remain vulnerable to a significant loss of revenues in the event we should lose any key customer. The loss of any key customer, a reduction in the amount of product or services from key customers or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity. We do not maintain agreements with the majority of our customers in the wholesale business, which increases the risk that such relationships could be terminated at any time. The Company does maintain contracts varying from one to two years with a portion of its customer base for cellular service; however, the customer may elect to transfer to another carrier at any time and incur a penalty fee. We cannot assure you that any of our customers will continue to purchase products or services from us or that their purchases will be at the same or greater levels than in prior periods.

The demand for our products depends in large part on the continued growth of the cellular industry. A marked decline in growth of the cellular industry and/or demand for cellular products in the areas in which we operate could have an adverse effect on our business.

Our success depends largely upon continued consumer demand for cellular products. While the industry has been experiencing growth, we cannot assure you that such growth will continue or that we will be able to adjust our business model to capitalize on that growth. The demand for our products and services has fluctuated and may continue to vary substantially.

Economic slowdowns or changes in promotional programs offered by AT&T may lower consumer demand and create higher levels of inventories in our distribution channels, resulting in lower than anticipated demand for the products and services that we offer. The current economic slow-down in the United States could negatively impact our results of operations and financial position in 2009 and beyond.

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

Although Teletouch’s subsidiary, PCI has operated in the Dallas / Fort Worth metropolitan market for over 20 years, demand for its products may be adversely affected by the increasing presence of competitors. These competitors are comprised of competing cellular service providers, including the Company’s primary supplier, AT&T. Several of the Company’s competitors, including AT&T, have more extensive marketing capabilities and greater financial, technical and personnel resources. Furthermore, Teletouch’s competitors may have greater brand recognition, broader product lines and more established customer relations.

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

Although the Company entered into a factoring facility with Thermo in August 2006, the Company, as part of the agreement, continues to service the accounts receivables. The Company is subject to recourse on the accounts receivables if they age over 120 days from the due date. As a result, accounts receivable management continues to be important to the Company’s liquidity. The Company uses credit management tools, which include credit scoring services in the Company’s operations, to manage its accounts receivable exposure. Several factors can affect the collection of our accounts receivable, including, but not limited to, the financial health of the customer, industry and economic conditions, our policies related to extending credit, contractual provisions and the ability of the customer to provide security, collateral or guarantees relative to credit granted by us. Adverse changes in any of these factors, some of which may not be wholly within our control, could create delays in collecting or an inability to collect our accounts receivable, which could have a material adverse effect on our financial position, cash flows and results of operations.

Our future operating results will depend on our ability to maintain or improve operating margins.

The Company’s primary source of revenue is generated from its subsidiary, PCI, through the sale of AT&T’s cellular service and the related sale of wireless products. Any disruption in the relationship between PCI and AT&T could have a material adverse effect on the Company’s financial position, cash flows and results of operations. Our ability to be successful will depend upon our ability to maintain or improve our operating margins. Given the fixed revenue share relationship with AT&T on the service billings, PCI can only improve gross margins through the introduction of add-on services to these cellular subscribers. Under the agreement with AT&T, PCI absorbs 100% of the cost of third party roaming charges incurred by its customer base. Gross margins could be negatively affected by increased roaming usage by its customer base, which is difficult to predict and control. We may not be able to improve our current operating margins for products or services offered or increase our sales. Even if our sales volumes increase, the gross margins that we receive from our sales may not be sufficient to make our operations profitable.

Teletouch may be unsuccessful in obtaining and enforcing intellectual property protection.

The Company’s ability to compete with its competitors in the markets that it operates depends in part on its ability to enforce its intellectual property rights, such as the Hawk Electronics name. The Company’s subsidiary, PCI has operated under the Hawk Electronics name since the late 1970’s in the Dallas / Fort Worth market, and the brand recognition provides some advantage to PCI over its competitors.

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

In June 2008, the Company was notified of its alleged infringement on the trade name Hawk Electronics. The Company is currently in discussions with the other party and aggressively defending its position that its use of the name in the markets that it operates is proper. We cannot give any assurance that we will be successful in resolving this matter, and there is a risk that a court of law may force Teletouch to cease using the Hawk Electronics name.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and stock exchange rules, have required most public companies, including our Company, to devote additional internal and external resources to various governance and compliance matters. Because we have a relatively small corporate staff, we rely heavily on outside professional advisers to assist us with these efforts. As a result, we incurred additional operating expenses in 2007 and 2008 and will incur further expenses in the future. These future costs will include increased accounting related fees associated with preparing the attestation report on our internal controls over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002 by May 2010. In addition, these new or changed laws, regulations and standards are subject to varying interpretations, as well as modifications by the government and stock exchanges. The way in which they are applied and implemented may change over time, which could result in even higher costs to address and implement revisions to compliance (including disclosure) and governance practices.

Our products are subject to government regulation.

Two-way radio communications are subject to regulation by the government. Teletouch’s two-way radio products and technology must conform to domestic rules and regulations established to avoid interference among users and facilitate interconnection of telecommunications systems. It is our opinion that our products and technology are in compliance with all currently existing government rules and regulations. However, new rules or regulations could adversely affect our business by requiring that current products or technology be modified to comply with such rules or regulations or by rendering current products or technology obsolete. Furthermore, Teletouch cannot predict if and when new rules or regulations will come into effect. Regulatory changes could adversely affect our business by restricting our development of our services and increasing the opportunity for additional competition.

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

Teletouch regularly applies to the FCC to use additional frequencies and to add additional transmitter sites to expand coverage on existing frequencies. Under current FCC guidelines, we can expand our coverage and add additional sites only under frequencies below 929 MHz. All other frequencies below 929 MHz on which Teletouch holds licenses are frozen in a status quo condition pending the final announcement and implementation of geographic area licensing auctions. In addition, FCC approval is required for the Company’s acquisitions of radio licenses held by other companies, as well as transfers of controlling interests of any entities that hold radio licenses. Teletouch cannot be sure that the FCC will approve or act upon the Company’s future applications in a timely manner. Denial or delayed approval by the FCC could affect our business operations, which could reduce our revenues and adversely affect our level of profitability.

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

Prior to the sale of the paging business on August 14, 2006, Teletouch owned an office building in Tyler, Texas, which was used to house a two-way radio shop and certain administrative functions for the Company. In addition, the Company leased 15 paging customer service centers and four two-way radio shops in its market area. Teletouch leased transmitter sites on commercial towers, buildings and other fixed structures in approximately 440 locations, which were comprised of approximately 410 paging transmitter sites and 30 two-way radio transmitter sites. After the sale of the paging business, the Company retained the ownership of the Tyler, Texas office building and continued to lease four two-way radio shops and 30 two-way radio transmitter sites.

Subsequent to the acquisition of PCI on August 11, 2006, the Company now operates 15 retail locations under the “Hawk Electronics” brand. 13 of the retail locations are located in the Dallas / Fort Worth vicinity, and two are located in San Antonio. All of these locations are leased.

The Company’s leases are for various terms and provide for monthly rental payments at various rates. Teletouch made total lease payments of approximately $1,445,000 during fiscal year 2008 and is obligated to make $1,148,000 in lease payments during fiscal year 2009.

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

Under the terms of the judgment, Teletouch was awarded approximately $5,790,000 in damages from DataLogic. The settlement amount has not been recorded in the Company’s consolidated financial statements and will be recorded accordingly when the Company actually receives the cash award. In addition, DataLogic is permanently enjoined from (i) infringing upon Teletouch’s copyrights of GeoFleet™ software program, (ii) making further use of Teletouch’s confidential and proprietary information and trade secrets; (iii) unfairly competing with Teletouch; and (iv) directly or indirectly interfering with Teletouch’s relationships with its customers or inducing or attempting to induce any such customer to cease or curtail its relationship with the Company. The Company is currently aggressively pursuing the collection of the $5,790,000 judgment but can provide no assurance that its efforts will be successful.

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

Claim Against Company by Former Employee

In March 2008, the Company received a demand letter from Keith Cole, former CFO of PCI and General Counsel for the Company. Mr. Cole was terminated in January 2008. Mr. Cole has made a demand for certain compensation that he believed was due prior to his termination. The basis for this claim is certain alleged verbal conversations with management of the Company. The total alleged unpaid compensation amount claimed by Mr. Cole is approximately $455,000. As of the date of this Report, the Company has reached an agreement with Mr. Cole to settle this claim for $80,000 and is in the process of drafting the settlement and release agreement that it will require from Mr. Cole in exchange for this payment.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during fiscal year 2008 or through the date of this Report.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters

Teletouch’s common stock was previously traded on the American Stock Exchange (the “AMEX”) under the symbol “TLL,” but following the AMEX Panel’s determination in January 2007, the Company removed its securities from listing on AMEX onto the Pink Sheets electronic exchange, where it is currently traded under the symbol TLLE.PK.

The following table lists the reported high and low transaction prices for Teletouch’s common stock for the periods indicated, which correspond to its quarterly fiscal periods for financial reporting purposes.

	Common Stock
	High	Low
Fiscal Year 2008
1st Quarter	$0.43	$0.16
2nd Quarter	0.36	0.18
3rd Quarter	0.32	0.12
4th Quarter	0.28	0.08

Fiscal Year 2007
1st Quarter	$0.40	$0.33
2nd Quarter	0.41	0.28
3rd Quarter	0.34	0.11
4th Quarter	0.38	0.10

As of November 30, 2008, 49,916,189 shares of common stock were issued, and 49,051,980 shares of common stock were outstanding. As of that same date, 1,565,323 options to purchase common stock were issued and outstanding. On June 2, 2008, the Company retired all of the 6,000,000 outstanding redeemable common stock warrants by paying $1,500,000 in cash and issuing promissory notes totaling $1,500,000 for the balance of the redemption payment. The common stock is the only class of stock that has voting rights or that is traded publicly. As of November 30, 2008, there were 53 holders of record of the Company’s common stock based upon information furnished by Continental Stock Transfer & Trust Company, New York, New York, the Company’s transfer agent. The number of holders of record does not reflect the number of beneficial holders, estimated to be in excess of 800, of Teletouch’s common stock for whom shares and warrants are held by banks, brokerage firms and other entities.

Teletouch has never paid and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

Item 6.	Selected Financial Data

Disclosure not required as a result of our Company’s status as a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and the related notes and the discussions under “Application of Critical Accounting Policies,” which describes key estimates and assumptions we make in the preparation of our financial statements. The reader should pay particular attention to the discussions under “Acquisition of Progressive Concepts, Inc.” and “Sale of Paging Business” included in Part I—Item 1 –

“Business,” which discusses Teletouch’s acquisition of its sister company, Progressive Concepts, Inc. (“PCI”) and the subsequent sale of all of the assets and operations related to its paging business while reading the discussion and analysis of the results of operations and financial condition of the Company. These transactions resulted in a significant change to our business in 2007 and 2008. We believe that in light of these changes, the 2007 results are not indicative of our performance and results of operations going forward.

Overview

Teletouch has been a provider of telecommunications services for over 40 years, providing two-way radio services in Texas and public safety/emergency response vehicle products and services throughout the U.S. Until the sale of its paging business in August 2006, Teletouch also provided paging services in non-major metropolitan areas and communities in the southeast United States. The Company provided paging services in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Missouri, Oklahoma, Texas and Tennessee. Late in 2007, Teletouch began selling safety/emergency response vehicle products and services business under the brand Teletouch EVP (“Emergency Vehicle Products”). The EVP business is a complementary offering to the Company’s existing two-way radio business, and through 2008, the Company has continued to expand its product lines to include light bars, sirens and other accessories used in or on emergency response vehicles through a number of distribution agreements with manufacturers of these products.

Following the sale of the paging business and the acquisition of PCI in August 2006, Teletouch’s core-business has been acquiring, billing and supporting cellular subscribers under a recurring revenue relationship with AT&T Wireless (“AT&T”). The original distribution agreement between PCI and AT&T had been in place for more than 20 years. Teletouch, through its subsidiary, PCI, is a leading provider of AT&T cellular services (voice, data and entertainment), as well as other mobile, portable and personal electronics products and services to individuals, businesses and government agencies. PCI operates a chain of retail stores and sells under the “Hawk Electronics” brand, through Hawk-branded sub-agents and its own direct sales force and through the Internet at various web sites. As a master distributor for AT&T, the Company controls the entire customer relationship, including initiating and maintaining the cellular service agreements, rating the cellular plans, providing complete customer care, underwriting new account acquisitions and providing multi-service billing, collections and account maintenance. PCI also operates a national wholesale distribution business, known as PCI Wholesale that serves smaller cellular and automotive retailers, car dealers and rural cellular carriers throughout the country.

Results of Operations for the fiscal years ended May 31, 2008 and 2007

Operating revenues are primarily generated from the Company’s cellular, wholesale and two-way radio operations and are comprised of a mix of service, rent and maintenance revenues as well as product revenues. Service, rent and maintenance revenues are generated primarily from the Company’s cellular and two-way radio operations. Within the cellular operations, the primary service revenues are generated by PCI from the sale of recurring cellular subscription services under several master distributor agreements with AT&T. Within the two-way radio operations, service revenues are generated by the sale of subscription radio services on the Company’s owned radio network as well as from the sale of maintenance services on customer owned radio equipment. The Company generates other service revenues from some of its ancillary and smaller operations, including internet services and satellite television services.

The majority of the Company’s product sales are generated by PCI’s wholesale operations and are comprised of cellular telephones, cellular accessories and 12 volt mobile electronics, which are sold to smaller dealers and carriers throughout the United States. Within the cellular operations of the Company, product sales are comprised primarily of cellular telephones and accessories sold through PCI’s retail stores, outside salespeople and agents to generate recurring cellular subscription revenues. Two-way radio operations’ products are comprised of radios and service parts for radio communication systems.

Service, rent and maintenance revenues and related costs are recognized during the period in which the service is rendered. Associated acquisition costs are expensed as incurred. Product sales revenue is recognized when delivery occurs, the customer takes title and assumes risk of loss, terms are fixed and determinable and collectibility is reasonably assured. The Company does not generally grant rights of return. However, PCI offers customers a 30 day return / exchange program for new cellular subscribers in order to match programs in place by most of the other cellular carriers. During the 30 days, a customer may return all cellular equipment and cancel service with no penalty. Reserves for returns, price discounts and rebates are estimated using historical averages, open return requests, recent product sell-through activity and market conditions. No reserves have been recorded for the 30 day cellular return program since only a very small number of customers utilize this return program and many fail to meet all of the requirements of the program, which include returning the phone equipment in new condition with no visible damage.

Since 1987, the Company’s subsidiary, PCI, has held agreements with AT&T, which allowed PCI to offer cellular service and customer service to AT&T customers in exchange for certain compensation and fees. PCI is responsible for the billing and collection of cellular charges from these customers and remits a percentage of the cellular billings generated to AT&T. Based on PCI’s relationship with AT&T, the Company has evaluated its reporting of revenues, under Emerging Issues Task Force Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” (“EITF 99-19”) associated with its services attached to the AT&T agreements.

Based on its assessment of the indicators listed in EITF 99-19, the Company has concluded that the AT&T services provided by PCI should be reported on a net basis. PCI does bill and assume the collections risk on 100% of the cellular services used by its customers. However, under a net basis of reporting these revenues, only the excess of the gross customer billings over the contractual percentage of these billed amounts paid to AT&T is reported as revenue on the Company’s consolidated financials.

Cost of providing service, rent and maintenance consists primarily of costs related to supporting PCI’s cellular subscriber base under the master distributor agreement with AT&T including:

•

Costs of recurring revenue features that are added to the cellular subscribers’ accounts by PCI which are not subject to the revenue sharing arrangement with AT&T; such features include roadside and emergency assistance programs and handset and accessory warranty programs.

•

Cost of third-party roaming charges that are passed through to PCI by AT&T. Roaming charges are incurred when a cellular subscriber leaves the designated calling area and utilizes a carrier, other than AT&T, to complete the cellular call. PCI is charged by AT&T 100% of these charges incurred by its customer base.

•

Costs to operate and maintain PCI’s customer service department to provide billing support and facilitate account changes for cellular service subscribers. These costs primarily include the related payroll and benefits costs as well as telecommunication charges for inbound toll-free numbers and outbound long distance.

Cost of products sold consists of the net book value of items sold from the Company’s operating segments, which are cellular telephones, accessories, two-way radio and 12 volt mobile electronics and their related accessories as well as the expenses and write-downs of equipment and accessory inventory for shrinkage and obsolescence. We recognize cost of products sold, other than costs related to write-downs of equipment and accessory inventory for shrinkage and obsolescence, when title passes to the customer. In PCI’s wholesale operations, products and accessories are sold to customers at pricing above PCI’s cost. However, PCI will generally sell cellular telephones below cost to new and existing cellular service subscribers as an inducement to customers to agree to one-year and two-year subscription contracts, to upgrade service and extend existing subscription contracts or in connection with other promotions. The resulting equipment subsidy to the majority of PCI’s cellular customers is consistent with the cellular industry and is treated as an acquisition cost of the related recurring cellular subscription revenues. This acquisition cost is expensed by the Company when the cellular equipment is sold with the expectation that the subsidy will be recovered through margins on the cellular subscription revenues over the contract term with the customer.

Selling and general and administrative costs primarily consist of customer acquisition costs, including the costs of our retail stores, sales commissions paid to internal salespeople and agents, payroll costs associated with our retail and direct sales force, billing costs, information technology operations, bad debt expense and back office support activities, including customer retention, legal, finance, marketing, human resources, strategic planning and technology and product development, along with the related payroll and facilities costs. Also included in selling and general and administrative costs are the ongoing costs of maintaining Teletouch as a public company, which include audit, legal, other professional and regulatory fees.

Service, Rent and Maintenance Revenue for fiscal years ended May 31, 2008 and 2007

The service, rent and maintenance revenues shown below have been grouped and are discussed by the Company’s reportable operating segments as defined under GAAP. The other category includes the service revenues generated by the remaining operations of the Company that individually do not meet the quantitative requirements for reporting separately under GAAP, including car dealer installation, satellite television and dial up internet services.

(dollars in thousands)	Year Ended May 31,				2008 vs 2007
	2008	% of Oper Rev	2007	% of Oper Rev	$ Change	% Change
Service, rent, and maintenance revenue
Cellular operations
Gross cellular subscription billings	$62,759		$60,329		$2,430	4%
Net revenue adjustment (revenue share due AT&T)	(36,274)		(36,219)		(55)	0%

Net revenue reported from cellular subscription billings	26,485	49%	24,110	43%	2,375	10%
Other service revenue	159	0%	735	1%	(576)	-78%

Cellular operations total service revenues:	26,644	49%	24,845	44%	1,799	7%

Two-way radio operations	1,817	3%	1,697	3%	120	7%
Other operations	441	1%	1,006	2%	(565)	-56%

Service, rent and maintenance revenue	$28,902	53%	$27,548	49%	$1,354	5%

Total operating revenues	$54,523		$56,244		$(1,721)	-3%

Gross cellular subscription billings are measured as the total recurring monthly cellular service charges invoiced to PCI’s wireless subscribers for which a fixed percentage of the dollars invoiced are retained by PCI as compensation for the services it provides to these subscribers and for which PCI takes full (100%) accounts receivable risk before deducting certain revenue sharing amounts that are payable to AT&T under PCI’s master distributor agreements with AT&T. The Company uses the calculation of gross billings to measure the Company’s overall growth rate, as well as to compute the common industry metrics of Average Revenue Per Unit (“ARPU”), Cash Cost Per User (“CCPU”) and Cost Per Gross Add (“CPGA”), each of which are also considered non-GAAP performance measures.

Service, Rent and Maintenance Revenue Discussion for fiscal years ended May 31, 2008 and 2007

The 4% increase in the cellular operations gross cellular subscriptions billings resulted primarily from a change in the usage patterns of the Company’s cellular subscribers. During fiscal year 2008, the Company experienced a transition in the equipment purchased within the customer base from standard mobile units to an increase in purchases of Personal Data Assistants (“PDAs”), resulting in an increase in data usage from the cellular customer base. During fiscal year 2008, the Company billed approximately $8,200,000 in data revenues on a gross basis compared to $4,700,000 in fiscal year 2007. The increase in data billings is offset by a decrease in monthly access charges of $1,600,000 year over year due to a decline in cellular subscribers to 78,870 in fiscal year 2008 compared to 82,528 subscribers in fiscal year 2007. On a net revenue basis, the additional gross cellular subscription billings contributed to approximately $1,200,000 in net revenues reported from cellular subscription billings in fiscal year 2008. Additionally, an increase in PCI special services billings in fiscal year 2008 was also attributable to the increase in cellular service revenues year over year.

The 78% decrease in other service revenue from cellular operations is primarily attributable to the decrease in mobile electronics installations in the automotive expeditor business due to the reduction of mobile electronics equipment sales. A portion of the decrease is due to a reduction in satellite television installation revenues since the Company terminated its business relationship with DirecTV in October 2007 from the lack of sales.

The 7% increase in two-way service revenue is primarily due to service billings of approximately $97,000 related to the City of Longview’s rebanding project which required changing the frequencies of the City’s two-way radios.

The 56% decline in service revenues from the Company’s other operations is primarily due to the disposal of PCI’s paging operations in 2008.

Cost of Service, Rent and Maintenance for fiscal years ended May 31, 2008 and 2007

Cost of service, rent and maintenance expense consists of the following significant expense items:

(dollars in thousands)	Year Ended May 31,		2008 vs 2007
	2008	2007	$ Change	% Change
Cost of service, rent and maintenance
Cellular operations	$8,149	$9,947	$(1,798)	-18%
Two-way operations	1,914	1,983	(69)	-3%
Other operations	304	1,215	(911)	-75%

Total cost of service, rent and maintenance	$10,367	$13,145	$(2,778)	-21%

Cost of Service, Rent and Maintenance Discussion for fiscal years ended May 31, 2008 and May 31, 2007

The 18% decrease in cost of service, rent and maintenance related to the Company’s cellular operations is primarily due to the elimination of intracompany roaming charges billed by AT&T effective June 1, 2007 under the terms of the Settlement and Release Agreement between AT&T and the Company. AT&T previously assessed intracompany roaming charges as the Company’s customers were traveling outside their home calling area but still remained in an area covered by cellular systems owned by AT&T until the agreement was executed in June 2007. This resulted in an approximately $1,800,000 decrease in intracompany roaming charges recorded by the Company in fiscal year 2008 compared to fiscal year 2007.

The decline in cost of service, rent and maintenance from the Company’s other operations is primarily due to the disposal of PCI’s paging operations in 2008. In addition, the discontinued relationship with DirecTV in fiscal year 2008 also contributed to the decline in cost of service, rent and maintenance for the Company’s other operations.

Sales Revenue and Cost of Products Sold for fiscal years ended May 31, 2008 and 2007

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

(dollars in thousands)	Year Ended May 31,				2008 vs 2007
	2008	% of Oper Rev	2007	% of Oper Rev	$ Change	% Change
Product Sales Revenue
Cellular operations	$7,655	14%	$9,154	16%	$(1,499)	-16%
Wholesale operations	13,440	25%	13,688	24%	(248)	-2%
Two-way radio operations	2,547	5%	3,085	5%	(538)	-17%
Other operations	1,979	3%	2,769	6%	(790)	-29%

Total product sales revenue	25,621	47%	28,696	51%	(3,075)	-11%

Cost of products sold
Cellular operations	7,626		8,849		(1,223)	-14%
Wholesale operations	11,911		12,218		(307)	-3%
Two-way radio operations	1,865		2,126		(261)	-12%
Other operations	1,429		1,930		(501)	-26%

Cost of products sold	$22,831		$25,123		$(2,292)	-9%

Total operating revenues	$54,523		$56,244		$(1,721)	-3%

Sales Revenue and Cost of Products Sold Discussion for fiscal years ended May 31, 2008 and May 31, 2007

Product sales revenue: The 16% decline in product sales from cellular operations is primarily due to a decline in the average selling price of each activated phone and the corresponding cellular phone accessories. Although cellular phone activations were slightly higher in fiscal year 2008 compared to fiscal year 2009, cellular product revenues continue their downward trend due to smaller product margins in exchange for customer activations and associated service revenues in a saturated cellular phone market. For fiscal years 2008 and 2007 cellular phone activations were approximately 12,000 and 11,000, respectively.

The 17% decline in two-way radio product sales revenue is partially due to fewer radio communication system upgrades for municipalities and a decline in parts sales associated with the installation and maintenance of these systems because federal grant funding to these municipalities was reduced in fiscal 2008 as compared to fiscal 2007.

The 29% decrease in other operations product sales revenue is primarily due to a decrease in car audio parts sold from the Company’s car dealer accessory and expeditor operations. The demand for automotive aftermarket audio and video products has been impacted by the automotive manufacturers’ pre-installation of high-end quality audio products. The decrease is also attributable to the decline in satellite product sales due in part to the termination of the Company’s business relationship with DirecTV.

Cost of products sold: The 9% decrease in total cost of products sold is due primarily to the overall decrease in product sales revenues across all of the Company’s operating segments. Cost of products sold was reduced in fiscal 2008 due to a decrease in inventory obsolescence expense. The Company recognized inventory obsolescence expenses for fiscal year 2008 of $142,000 compared to $641,000 for fiscal year 2007. During 2007, the Company experienced significant inventory obsolescence related to car audio products as well as certain discontinued cellular equipment due primarily to certain 2007 purchases made without anticipating the decline in demand for some of these products in the wholesale operations.

Selling and General and Administrative Expenses for fiscal years ended May 31, 2008 and 2007

Selling and general and administrative expenses consist of the following significant expense items:

(dollars in thousands)	Year Ended May 31,		2008 vs 2007
	2008	2007	$ Change	% Change
Selling and general and administrative expenses
Salaries and other personnel expenses	$12,958	$12,961	$(3)	0%
Office expense	2,106	2,041	65	3%
Advertising expense	1,275	1,078	197	18%
Professional fees	1,691	2,635	(944)	-36%
Taxes and licenses fees	194	256	(62)	-24%
Stock-based compensation expense	110	153	(43)	-28%
Other expenses	2,343	2,209	134	6%

Total selling, general, and administrative expenses	$20,677	$21,333	$(656)	-3%

Selling and General and Administrative Expenses Discussion for fiscal years ended May 31, 2008 and May 31, 2007

The 18% increase in advertising expense was primarily due to management’s decision to refocus advertising spending towards sponsorships and community involvement. The Company has become a prominent sponsor for the American Heart Association, Dallas Mavericks, Colonial Golf Tournament and Armed Forces Bowl.

The 36% decrease in professional fees is due to the significant accounting, legal and consulting fees incurred in fiscal 2007 associated with fulfilling the audit requirements from the acquisition of Progressive Concepts, Inc. in August 2006 with no similar expenses in fiscal 2008. Prior to the acquisition, PCI was a privately held company with financial statements based on a calendar year, which were historically included in the audited consolidated financial statements of its prior parent company. The Company engaged one audit firm to complete the calendar year 2005 audit for PCI and another audit firm to complete the stand-alone audit of PCI for its calendar years 2003 and 2004. Subsequent to the commencement of the work on PCI’s 2005 calendar year audit, it became clear that a greater amount of time would be required to complete the PCI audit than originally estimated, therefore increasing the amount of accounting fees incurred in the fiscal year ended May 2007.

The 24% decrease in taxes and licenses fees is due in part to a reduction in federal telecommunication fees resulting from the disposal of PCI’s paging operations in fiscal year 2008. A portion of the decrease is related to a decrease in property taxes year over year due to the Company’s declining fixed asset values as well as a reduction of inventory on hand.

The 28% decrease in stock-based compensation expense is due a decrease in stock options granted to the Company’s executive management. During fiscal year 2008, the Company did not issue stock options to its executive management whereas in fiscal year 2007, the Company granted 1,791,250 stock options to its executive management. In both fiscal years, the Company granted 40,000 stock options to its directors and recorded $110,000 and $153,000 in stock-based compensation expense as of May 31, 2008 and 2007 respectively.

Other Operating Expenses (Income) for fiscal years ended May 31, 2008 and 2007

(dollars in thousands)	Year Ended May 31,		2008 vs 2007
	2008	2007	$ Change	% Change
Other Operating Expenses
Depreciation and amortization	$1,524	$1,899	$(375)	-20%
Gain on forgiveness of trade payable obligation	(3,824)	—	(3,824)	100%
Loss (gain) on disposal of assets	(36)	7	(43)	-614%

Total other operating expenses	$(2,336)	$1,906	$(4,242)	-223%

Depreciation and amortization: Depreciation and amortization expense as reported is comprised of the following:

(dollars in thousands)	Year Ended May 31,		2008 vs 2007
	2008	2007	$ Change	% Change
Other Operating Expenses
Depreciation	$646	$987	$(341)	-35%
Amortization	878	912	$(34)	-4%

Total other operating expenses	$1,524	$1,899	$(375)	-20%

The 20% or $375,000 decrease in depreciation expense is due to the Company’s continuing effort to reduce capital spending only as necessary to maintain the two-way infrastructure as well as upgrading computer equipment throughout the Company. The decrease is also related to the aging of the existing capital assets that have been fully depreciated in the fiscal year ended May 31, 2008.

Gain on forgiveness of trade payable obligation: On June 1, 2007, the Company entered into a Compromise Settlement and Release Agreement (the “Settlement”) with New Cingular Wireless PCS, LLC (successor in interest to Southwestern Bell Wireless Inc.) as General Partner of the Houston Cellular Telephone Company L.P., successor to Dallas SMSA Limited Partnership (referred to as “AT&T”). In the Settlement the Company asserted it had incurred damages in connection with alleged actions of AT&T in connection with the Distribution Agreement between both parties effective September 1, 1999, as amended by the Amendment to Distribution Agreement effective November 12, 1999 (the” Distribution Agreement”). The Company’s claims related to the recovery of amounts previously remitted and/or owed to AT&T with respect to intracompany roaming costs and /or charges. These intracompany roaming charges were being assessed as the Company’s customer’s were traveling outside their home calling area but still remained in an area covered by cellular systems owned by AT&T. In connection with the allegation, the Company asserted claims with regard to reimbursement of amounts previously remitted and disputes the amounts owed with respect to such intracompany roaming costs and/or charges. In addition to the claims related to intracompany roaming costs and/or charges, the Company asserted claims related to various other actions, including but not limited to equipment and availability, rate plan disclosures, additional distribution, the provisions of billing and usage information, claims related to the customers billed by the Company, along with other dealings and transactions between both parties and those arising out of and in connections with the Distribution Agreement (the “Dispute”). Also in the Settlement, AT&T denied liability with respect to the Dispute.

As part of the Settlement, both parties agreed to compromise and settle all disputes, claims or causes of action of any kind asserted or which could have been asserted regarding the Dispute, each without admitting any liability to the other.

The parties agreed to the following:

(1)	Upon execution of the Settlement, both parties entered into a Second Amendment to the Distribution Agreement dated June 1, 2007.

(2)	As part of the terms of the Second Amendment, AT&T agreed to apply certain sections as identified in the Second Amendment that relate to amounts to be remitted to AT&T for intracompany roamer airtime retroactively back to November 1, 2005.

(3)	The parties agreed that upon payment of $4,660,751 by the Company to AT&T on or before June 8, 2007 to settle outstanding payables owed by the Company, net of what the Company had previously made deductions from remittances with respect to certain amounts previously remitted to AT&T, no further amount will be due by either party to the other with respect to such intracompany roaming costs or other charges for the period up to the effective date of the Settlement, except for payments due by the Company for April and May 2007 billing cycles, which were calculated and remitted in accordance with the Second Amendment.

As a result, the Company recognized a gain of $3,824,000 in June 2007. The material gain is recorded separately as an offset to Operating Expenses and reported on the Company’s Consolidated Statement of Operations as “Gain on forgiveness of trade obligation” in the Company’s consolidated statements of operations.

Loss (gain) on disposal of assets: Early in fiscal year 2008, the Company held an open house for its retail and wholesale customers and vendors at its 5718 Airport Freeway warehouse. During this open house, a number of unused retail displays for audio and video equipment were sold resulting in the gain on disposal of assets.

Other Expenses for fiscal years ended May 31, 2008 and 2007

(dollars in thousands)	Year Ended May 31,		2008 vs 2007
	2008	2007	$ Change	% Change
Other Expenses
Debt guarantee termination fee	(2,000)	—	2,000	100%
Interest expense, net	(3,895)	(3,733)	162	4%

Total other expenses	$5,895	$3,733	2,162	58%

Debt guarantee termination fee: On May 16, 2008, Teletouch and PCI were successful in negotiating the termination of the Transaction Party Agreement (the “TPA”) with Fortress for a $2,000,000 payment. Prior to this date, both Teletouch and PCI were bound under the terms of the TPA entered into with Fortress in August 2006 as part of the transactions resulting in PCI becoming a wholly-owned subsidiary of Teletouch. Prior to Teletouch’s acquisition of PCI, Fortress, an agent for certain senior lenders to PCI, agreed to release the assets of PCI from any and all liens in exchange for (i) a $10,000,000 cash repayment of outstanding debt balance and (ii) the assumption of the remaining debt by TLLP. At that time TLLP pledged all of its owned shares of Teletouch’s common stock as collateral against the debt. TLLP owns approximately 80% of the issued and outstanding shares of Teletouch Common Stock. In conjunction with the transactions in August 2006, Fortress also required that Teletouch and PCI enter into the TPA. Under the TPA, Teletouch and PCI were prohibited from taking certain actions or affecting certain transactions absent the prior consent of Fortress. Any default under the TPA would have triggered provisions of the TPA that would have allowed Fortress to reinstate all of the liens and security interests previously granted by PCI to Fortress (the “spring-back provisions”). The TPA among other things precluded Teletouch from increasing the amount of funds that could be borrowed under its debt facilities. In order to close the Thermo Agreements and to release Teletouch and PCI from the restrictions imposed under the TPA; the Company was required to make the $2,000,000 payment to Fortress. On May 16, 2008, Teletouch, PCI and Fortress executed a Waiver, Release and Termination Agreement (the “Termination Agreement”), which among other things (i) irrevocably terminated the TPA, including the spring-back provisions in connection with the acquisition-related debt dating back to the 2006 restructuring, (ii) waived any event of default or breach by PCI or Teletouch under the TPA and (iii) permanently eliminated the consent rights conveyed to Fortress relating to transactions at Teletouch or PCI. The TPA did not contain any early termination penalties. As a result of the termination of the TPA, Teletouch is not required to seek consent from Fortress for any future transactions. Furthermore, because the Termination Agreement removed the spring-back provisions, Teletouch removed the liability represented by the debt owed by Teletouch’s parent to Fortress from its financial statements as of May 16, 2008. The Termination Agreement contained mutual releases and other provisions customary for agreements of this nature. This assumption of debt is accounted for on the balance sheet as a contribution of capital from the parent, TLLP.

Interest Expense, Net of Interest Income for the fiscal years ended May 31, 2008 and 2007 is as follows:

(dollars in thousands)	Year Ended May 31,		2008 vs 2007
	2008	2007	$ Change	% Change
Interest Expense
Senior debt	$1,661	$1,777	(116)	-7%
Subordinated debt	—	306	(306)	-100%
Common stock purchase warrants	—	490	(490)	-100%
Thermo factoring debt	1,940	1,030	910	88%
Thermo revolving credit facility	26	—	26	100%
Mortgage debt	276	109	167	153%
Other	(8)	21	(29)	-138%

Total interest expense	$3,895	$3,733	$162

Interest expense recorded for all periods presented is a combination of cash interest and non-cash payable in-kind interest, primarily related to the Company’s debt facilities with Thermo Credit LLC and the prior senior debt of PCI with Fortress Credit Corp. (“Fortress”). In August 2006, PCI paid $10,000,000 of its $18,700,000 senior debt payable to Fortress Credit Corp., and was conditionally released from the balance of this debt, and its assets were conditionally released from all related liens. The remaining $8,700,000 payable to Fortress was assumed by TLLP, the parent company of Teletouch, with the common stock of Teletouch owned by TLLP pledged as collateral against the senior debt. Concurrent with the assumption of the senior debt by TLLP,

PCI, Teletouch and Fortress entered into a Transaction Party Agreement (“TPA”), which provided Fortress with certain control over the ongoing operations of Teletouch and PCI as well as provided for the contingent re-instatement of the liens on PCI assets if certain conditions were not maintained by either Teletouch or PCI. Because of the conditional nature of the release, the debt payable to Fortress continued to be presented as an obligation of the Company subsequent to the August 2006 and the related interest expense recorded even though TLLP assumed responsibility for all future cash payments on the senior debt in August 2006. In May 2008, the Company was successful in negotiating a full release from the TPA and has removed the Fortress debt obligation from its financials as of that date including the $1.7 million interest accrued during fiscal 2008.

In order raise sufficient cash to make the $10,000,000 payment to Fortress, PCI entered into a new factoring facility with Thermo secured by PCI’s accounts receivable, which provided approximately up to $10,000,000 of available advances against PCI’s accounts receivable (the “Thermo Factoring Debt”). On August 11, 2006 approximately $6,200,000 was advanced to PCI under the factoring facility, which was primarily used to make the required payment to Fortress. The Thermo Factoring Debt has been further amended in May 2007 and in February 2008 and as of the date of this Report, provides up to $15,000,000, depending on the amount of accounts receivable available to pledge to Thermo. The discount fees on each of the advanced fundings by Thermo are recorded as interest expense on the Company’s Consolidated Statement of Operations. As a result of the above transactions, PCI recorded non-cash interest expense of $1,661,000 in the fiscal year 2008 compared to $1,465,000 in fiscal year 2007 related to the Fortress senior debt.

The primary reason for the increase in interest expense during fiscal year 2008 as compared to fiscal year 2007 is due to the interest expense associated with the borrowings received from Thermo Credit, LLC on the advances against future customer obligations beginning in May 2007. The fiscal year 2008 increase is offset due to the interest expense recorded in fiscal year 2007 related to the common stock purchase warrants (the “GM Warrants”), which were fully accreted as of May 31, 2007 as well as PCI’s subordinated debt, which was assumed by TLLP through a capital contribution transaction in August 2006.

The Company also recorded interest expense related to bank debt used to refinance a term loan and various automobile notes in both fiscal years 2008 and 2007.

Income Tax Provision (Benefit) for the fiscal year ended May 31, 2008 and 2007

In the two fiscal years presented, the combined operations of the Company did not generate a federal tax liability. In the fiscal years ended May 31, 2008 and 2007, the Company recorded $164,000 and $114,000 in state tax expenses, respectively. Both of these periods include expenses related to the Texas margin tax, which was initially implemented by the state for the Company’s privilege to do business in Texas beginning January 1, 2008. The margin tax is calculated by using Company’s gross receipts from business conducted in Texas each fiscal year less a cost of goods sold deduction. The margin tax is due and payable to the state each year in May.

Net Loss

Teletouch’s net loss for the fiscal years ended May 31, 2008 and 2007 is as follows:

(dollars in thousands)	Year Ended May 31,		2008 vs 2007
	2008	2007	$ Change	% Change
Net loss	$(3,075)	$(8,079)	$5,004	-62%

The $5,004,000 decrease in net loss for fiscal year 2008 compared to fiscal year 2007 is primarily attributable to the Company recording a $3,824,000 gain on the forgiveness of a trade payable obligation related to the billing of erroneous intracompany roaming charges by AT&T. On June 1, 2007, the Company entered into a settlement agreement with AT&T where all claims against the Company related to the recovery of amounts previously remitted and/or owed to AT&T with respect to intracompany roaming costs and/or charges were forgiven. These intracompany roaming charges were being assessed as the Company’s customers were traveling outside their home calling area but still remained in an area covered by cellular systems owned by AT&T. As a result of the settlement agreement, the Company recorded no intracompany roaming charges in the fiscal year 2008 when compared to fiscal year 2007 resulting in a reduction in operating expenses of approximately $1,817,000. The reduction in intracompany roaming charges also contributed to the decrease in the net loss. The Company recorded roaming charges of $1,119,000 and $2,936,000 in fiscal years 2008 and 2007, respectively.

FINANCIAL CONDITION

(dollars in thousands)	Year Ended May 31,		2008 vs 2007
	2008	2007	$ Change	% Change
Cash provided by (used in) operating activities	$(6,246)	$2,185	$(8,431)	-386%
Cash provided by (used in) investing activities	(212)	3,743	(3,955)	-106%
Cash provided by (used in) financing activities	3,363	(708)	4,071	-575%

Net increase (decrease) in cash	$(3,095)	$5,220	$(8,315)

Operating Activities

Teletouch’s cash balance was approximately $4,729,000 at May 31, 2008 as compared to $7,824,000 at May 31, 2007.

The decrease in cash provided by operations during fiscal year 2008 as compared to fiscal year 2007 was primarily attributable to a decrease in the change of the Company’s accounts payable balances. During fiscal year 2008, the Company recognized a $3,824,000 non-cash gain on forgiveness of a trade payable obligation to AT&T related to disputed intracompany roaming costs and/or charges by AT&T due to a settlement agreement, which was executed between the Company and AT&T in June 2007. The agreement settled all claims against the Company related to the recovery of amounts previously remitted and/or owed to AT&T with respect to intracompany roaming costs and/or charges. The Company continued to accrue for the monthly intracompany roaming costs and/or charges billed by AT&T in its Consolidated Statement of Operations but delayed the payment of other accounts payable due to AT&T until final resolution of the dispute. As a result of the agreement, the Company was required to pay $4,661,000 of its past due accounts payable in June 2007 to settle outstanding payables owed to AT&T.

Investing Activities

The decrease in cash provided by investing activities during fiscal year 2008 as compared to fiscal year 2007 was due to the Company recording proceeds of $3,083,000 related to the sale of the assets of its paging operations in August 2007 as well as recording proceeds of $369,000 from a holdback adjustment from the sale of its security monitoring operations with no similar transactions occurring in fiscal year 2008. The decrease is also attributable to a reduction in the redemption of certificates of deposit in fiscal year 2008 of approximately $600,000.

Financing Activities

The decrease in cash used by financing activities for fiscal year 2008 as compared to fiscal year 2007 is primarily due to a $10,000,000 principal payment made in August 2006 to PCI’s prior senior lender, Fortress. The decrease is also due to proceeds the Company received from the Thermo Revolving Credit Facility in May 2008 of approximately $4,900,000 to pay for the Company’s current obligations and $1,500,000 in payments to the common stock purchase warrant holders (the “GM Warrant Holders”) in June 2008. A portion of these proceeds was used to pay for the $2,000,000 Fortress debt termination fee which is included in financing activities.

Current Position/Future Requirements

In May 2008, the Company was successful in securing an additional credit facility with Thermo in the form of an asset based loan. Under the new debt facility with Thermo, approximately $4,900,000 was advanced to the Company in May 2008. The legacy core business of Teletouch had experienced several years of declining revenues and was projected to continue declining. Early in 2006, the Company decided to sell its paging business and use the proceeds to purchase one or more growing businesses and begin redefining the Company based on these acquisitions. By the middle of 2006, the Company had identified the opportunity to acquire its sister company PCI, which is a provider of cellular services under several master distributor agreements with AT&T. Additionally, the Company decided that it could no longer sustain the losses generated by its telemetry business and began to restructure these operations. During the second half of 2006, the Company made the decision to exit the hardware and engineering portion of its telemetry business. As of the date of this Report, the Company only provides minimal its telemetry data services for its small remaining telemetry customer base.

Most of the efforts in 2007 and continuing through 2008 were focused on the integration issues related to the acquisition of PCI as well as on securing financing to complete one or more acquisitions to provide revenue growth for the Company. PCI had historically been a privately held company and there were many challenges related to migrating the systems and processes of PCI to those required of a public company. Since the August 2006 acquisition of PCI, the Company has struggled to complete the required audits because of the unapparent condition of the financial records of PCI. In part because of the delays in completing these audits, the Company was unable to maintain current standing with it regulatory reporting requirements and was delisted from the American Stock Exchange. The efforts during 2007 and 2008 to rebuild the financial systems at PCI in order to complete the required audits have required significant internal resources as well as resulted in significant cash expenses for audit and other professional services.

Another important focus at PCI during 2008, which was as equally as important, has been on improving profitability. PCI has generated net losses in several of its recent years, and our focus has been on implementing cost control initiatives at PCI while seeking additional opportunities to grow revenues. These efforts were partially successful in 2008, resulting in operating income from continuing operations of $3,000,000 for 2008 as compared to an operating loss from continuing operations of 5,300,000 for 2007 and the resulting reduction of the loss from continuing operations to $3,100,000 from $9,100,000 in 2007, primarily due to a reduction in total operating expenses of $10,000,000 from 2007 to 2008. The Company continues to evaluate new electronic products to introduce in its retail business and website outlets that could be marketed to its existing customer base. PCI’s nearly 79,000 cellular subscribers are comprised of individuals and businesses of higher than average credit worthiness due to PCI’s stringent credit standards.

Cellular & Wholesale Segments

During the fiscal year ended May 31, 2007, the Company’s wholesale operations at the PCI subsidiary struggled partly due to a tightening of credit with the Company’s vendors resulting from the financial reporting troubles after the acquisition and in part due to a decline in demand for the mobile electronics products that historically represented the majority of the wholesale revenues. Through 2008, the Company has been successful in stabilizing its vendor relationships as well as expanding the product offerings in its wholesale operations. The Company continues to distribute mobile electronics products in 2008, but currently its revenues from the wholesale distribution of cellular phones and accessories have surpassed the revenues from mobile electronics. However, due to a general economic slowdown in calendar 2008, the Company was unable to grow its wholesale revenues and projects that these revenues will decline in 2009. The Company will continue to focus on expanding its distributor relationships and expand its cellular equipment offerings for wholesale distribution.

During 2007, the Company’s cellular operations improved in profitability primarily because of cost reduction initiatives. Late in 2006, the Company began to notice a significant increase in the cost of the cellular services (particularly charges for airtime used when a subscriber places calls outside of their cellular calling area – “roaming”) and concluded that AT&T was improperly charging the Company for roaming. In December 2005, the Company began to withhold payment for the improper charges but continued to recognize this expense, resulting in approximately $1,700,000 in additional roaming charges in 2007. In spite of these additional costs, margins on recurring cellular revenues improved in 2007 as a result of additional sales of features offered by PCI, including cellular phone and accessory warranty programs and roadside and emergency assistance packages. Beginning in fiscal year 2008, the Company embarked on several new advertising campaigns to boost cellular activations to offset subscriber attrition resulting from the Company’s being prevented by AT&T from offering the iPhone to its customer base. Because of the quick acceptance of the iPhone, PCI’s marketing efforts, while successful in increasing overall new subscriber activations for 2008 over 2007, were not successful in generating sufficient additional activations to offset the subscriber losses due to the introduction of the iPhone.

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

Late in 2006, the Company began selling emergency vehicle products under several master distributor agreement with its suppliers. The product line includes virtually any aftermarket accessory that would be added to a vehicle to in the public safety industry but primarily includes light bars and sirens. In the markets that Teletouch operates two-way radio services, many of the customers for emergency vehicle products are the same customers that it has provided two-way radio services to for many years. Because Teletouch’s two-way radio service centers are equipped with trained installation technicians, the Company can currently provide installation services for its emergency vehicle products in the East Texas and Dallas / Fort Worth, Texas markets.

Fiscal 2009 Requirements

For 2009, a large part of Teletouch’s efforts will be on completing and filing all of its delinquent financial reports remediating the deficiencies identified in its internal controls over financial reporting, as defined in Section 404 of the Sarbanes-Oxley Act of 2002. The current deficiencies in the Company’s financial reporting were caused primarily by the acquisition of PCI in August 2006. Through 2008, the Company managed closely its operating expenses and implemented several restructurings in an effort to improve profitability, but in fiscal year 2009 it will focus more on new business development across all of its business units while continuing to maintain control of its operating expenses. Since the August 2006 acquisition of PCI, many personnel and process changes have been completed to allow for and promote organic growth in its current business units. In order to realize this organic growth, the Company has added additional sales personnel and locations, increased its internet marketing activities and enhanced its systems and processes to allow for the timely integration of new product lines and expects to realize returns on these investments during 2009. In addition, several acquisition targets have been identified, which would be complementary to the business. Upon completing and filing all of its delinquent financial reports in 2009, the Company is hopeful that it will be able to secure the necessary financing to complete one or more of these acquisitions in 2009. There is no assurance that any of the acquisitions will be concluded or that the Company will be able to complete and file all of its delinquent financial reports.

The core business of Teletouch continues to be providing cellular services to customers through PCI’s distribution agreements with AT&T. The primary distribution agreement with AT&T expires in September 2009. The Company cannot guarantee this agreement with AT&T will be extended but is currently in discussions with AT&T to negotiate an extension of the existing agreement or an alternate distribution agreement with AT&T. Under the terms of the current distribution agreement, if the agreement is not renewed by AT&T, the Company may no longer be allowed to add new cellular subscribers but would be allowed to continue to provide services to its existing subscribers until these subscribers terminate service. Under this scenario the Company could experience accelerated reductions in its cellular service revenues beginning in September 2009 due to its inability to replace customers that disconnect service in the normal course of business. Because of the potential change in the Company’s cellular services business, the Company is aggressively working to develop its other business units as well as evaluating its alternatives to maintain the recurring revenues generated by its current cellular subscriber base.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations.

Liquidity

During 2007, the Company’s primary source of liquidity was provided by a factoring facility provided by Thermo. As part of the August 2006 debt restructuring, PCI entered into a new financing facility with Thermo secured by PCI’s accounts receivable, which provided approximately up to $10,000,000 of available borrowing against PCI’s accounts receivable (the “Thermo Factoring Debt”).

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

In February 2008, the Company and Thermo entered into the second amendment to the Thermo Factoring Debt, which primarily provided for an increase to the overall borrowing limit to $15,000,000. See “Second Amendment to the Thermo Factoring and Security Agreement” under Note 10 “Long-Term Debt” for additional discussions on the amendment to the Thermo Factoring and Security Agreement.

As of May 31, 2008, the Company had $5,716,000 in borrowings against billed accounts receivable and $3,375,000 in borrowings against pre-billed receivables under the Thermo Factoring Debt. The Thermo Factoring Debt provides for an 85% advance rate against a maximum amount of $15,000,000 in receivables that can be pledged by the Company, thereby providing for maximum cash availability of $12,750,000. With total outstanding borrowings of $9,091,000 against the Thermo Factoring Debt, the Company had available borrowings of approximately $3,659,000 if sufficient receivables could be generated to pledge to Thermo.

In April 2008, the Company entered into a Loan and Security Agreement with Thermo to secure a Revolving Credit Facility providing for initial availability of up to $5,000,000 (the “Thermo Revolving Credit Facility”). Beginning November 30, 2008, the availability under the Thermo Revolving Credit Facility is reduced monthly by an amount equal to the average principal balance outstanding for that month divided by 60 (the “Monthly Step Down”). As of May 31, 2008, the Company had total borrowings of $4,863,000 leaving $137,000 in available borrowings if sufficient assets become available to pledge against the loan. See “Thermo Revolving Credit” under Note 10 to the Consolidated Financial Statements for additional discussion.

There is no assurance that the Company will be able to improve its cash flow from operations, obtain additional third party financing, generate additional new revenues or complete any acquisitions it is evaluating. Even upon the Company’s completion of the restructuring of its debt obligations in August 2006, the Company has only been able to partially improve its working capital deficit and shareholder’s equity deficit. The Company continues to seek additional debt and equity financing to ensure it is able to meet its remaining trade and debt obligations as well as provide sufficient working capital to continue and to grow its operations. Under the current financing arrangements with Thermo, the Company has the ability to generate sufficient cash to support its daily operations. If either of the financing arrangements with Thermo were terminated, the Company would have to secure additional financing for future obligations. If the Company was unsuccessful in its efforts to secure additional financing, the Company may be unable to meet its obligations and might be forced to seek protection from its creditors. The Company believes that its cash from operations coupled with availability under its financing arrangements with Thermo will be sufficient to meet its cash obligations for the next twelve months.

Obligations and Commitments

As of May 31, 2008, our contractual payment obligations under our long-term debt agreements and operating leases for office and transmitter locations are indicated in the table below. For purposes of the table below, other current liabilities is comprised of certain redeemable common stock warrants issued in conjunction with the Company’s debt restructuring in May 2002.

Payments Due By Period

(in thousands)

Significant Contractual Obligations	Total	2009	2010	2011	2012	Thereafter
Debt obligations, including interest	$19,058	$10,553	$5,100	$302	$3,103	$—
Operating lease obligations	6,584	1,148	725	523	377	3,811
Redeemable common stock purchase warrants	3,232	1,964	1,268	—	—	—

Total significant contractual cash obligations	$28,874	$13,665	$7,093	$825	$3,480	$3,811

Redeemable Common Stock Purchase Warrants: In November 2002, the Company issued 6,000,000 redeemable common stock purchase warrants as part of a debt restructuring it completed in fiscal year 2003 (the “GM Warrants”). The GM Warrants were redeemable in December 2007 at $0.50 each. As of May 31, 2007, the Company had recorded these warrants as a current liability at their fair value of $3,000,000. The GM Warrants were being accreted in value over time to their redemption value of $3,000,000 in May 2007 according to their original terms. In May 2008, the Company reached a definitive agreement with the holders of the GM Warrants to redeem these warrants by making a $1,500,000 initial cash payment in June 2008 and paying the $1,500,000 balance of the obligation with an annual interest rate of 12% over 18 months. See Note 13 “Shareholders’ Equity” for additional information on the GM Warrants.

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

Basis of Presentation and Accounting Treatment For The Acquisition of PCI by Teletouch: The consolidated financial statements include the accounts of Teletouch Communications, Inc., a Delaware corporation and Progressive Concepts, Inc., its wholly owned subsidiary.

The acquisition of PCI was completed on August 11, 2006 through the contribution of the stock of PCI to Teletouch by TLL Partners, LLC, a Delaware LLC (“TLLP”). This transaction was considered a reorganization of entities under common control since both PCI and Teletouch were under the common control of TLLP prior to the reorganization. Prior to the reorganization, TLLP controlled 100% of the outstanding common stock of PCI and approximately 80% of the outstanding common stock of Teletouch. In accordance with the accounting guidance under Emerging Issues Task Force Issue No. 90-5, “Exchanges of Ownership Interests Between Entities Under Common Control” and Appendix D of Statement of Financial Accounting Standards No. 141, “Business Combinations,” the PCI contribution is accounted for in a manner similar to a pooling of interests, which means that the historical basis of the net assets of PCI are combined with those of Teletouch. As a result of this reorganization and because PCI is consolidated with Teletouch, PCI’s year end was changed from a calendar year ending December 31 to a fiscal year ending May 31 for financial reporting purposes.

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

Accounts receivable are presented net of an allowance for doubtful accounts of $480,000 and $527,000 at May 31, 2008 and May 31, 2007, respectively. Based on the information available to the Company, management believes the allowance for doubtful accounts as of those periods are adequate. However, actual write-offs may exceed the recorded allowance.

Reserve for Inventory Obsolescence: Inventories are stated at the lower of cost (primarily on a moving average basis), which approximates actual cost determined on a first-in, first-out (“FIFO”) basis, or fair market value and are comprised of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors, including recent sales trends, industry market conditions and economic conditions. In assessing the reserve, management also considers price protection credits or other incentives, such as volume incentive rebates the Company has received from the vendor. In addition, management established specific valuation allowances for discontinued inventory based on its prior experience liquidating this type of inventory. Through the Company’s wholesale distribution channel, it is successful in liquidating the majority of any inventory that becomes obsolete. The Company has many different electronics suppliers, all of which provide reasonable notification of model changes, which allows the Company to minimize its level of discontinued or obsolete inventory. Actual results could differ from those estimates. Inventories are stated on the Company’s consolidated balance sheet net of a reserve for obsolescence of $263,000 and $518,000 at May 31, 2008 and May 31, 2007, respectively.

Impairment of Long-Lived Assets: In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company evaluates the recoverability of the carrying value of its long-lived assets based on estimated undiscounted cash flows to be generated from such assets. If the undiscounted cash flows indicate an impairment, then the carrying value of the assets being evaluated is written-down to the estimated fair value of those assets. In assessing the recoverability of these assets, the Company must project estimated cash flows, which are based on various operating assumptions, such as average revenue per unit in service, disconnect rates, sales productivity ratios and expenses. Management develops these cash flow projections on a periodic basis and reviews the projections based on actual operating trends. The projections assume that general economic conditions will continue unchanged throughout the projection period and that their potential impact on capital spending and revenues will not fluctuate. Projected revenues are based on the Company's estimate of units in service and average revenue per unit as well as revenue from various new product initiatives. Projected revenues assume a continued decline in cellular service revenue while projected operating expenses are based upon historic experience and expected market conditions adjusted to reflect an expected decrease in expenses resulting from cost saving initiatives.

The Company’s review of the carrying value of its tangible long-lived assets at May 31, 2008 and May 31, 2007 indicates that the carrying value of these assets will be recoverable through estimated future cash flows. Because of the sustained losses the Company has incurred during the past several years, the Company also reviewed the market value of the assets. The market value review indicates that the market value exceeds the carrying value at each period presented herein.

The most significant long-lived tangible asset owned by the Company is the Fort Worth, Texas corporate office building and the associated land. The Company has received periodic appraisals of the fair value of this property. In each instance the appraised value continues to appreciate and exceeds the carrying value of the property. The evaluation of the Company’s long-lived intangible assets is discussed in Note 2 under “Intangible Assets.” Under the same premise as the long-lived tangible assets, their market values were also evaluated, and the Company determined that based primarily on the market value and supported by the Company’s cash flow projections, there was no impairment of these assets. If the cash flow estimates or the significant operating assumptions upon which they are based change in the future, the Company may be required to record additional impairment charges related to its long-lived assets.

In accordance with SFAS 144, Teletouch evaluates the recoverability of the carrying value of its long-lived assets and certain intangible assets based on estimated undiscounted cash flows to be generated from such assets.

If the cash flow estimates or the significant operating assumptions upon which they are based change in the future, Teletouch may be required to record additional impairment charges related to its long-lived assets.

Provision for Income Taxes: The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods. On November 1, 2005, the Company became a member of the consolidated tax group of Progressive Concepts Communications Inc. (“PCCI”) as a result of PCCI’s gaining control of over 80% of the outstanding common stock of Teletouch on that date. PCCI gained control of Teletouch’s common stock through the conversion by TLL Partners, LLC, PCCI’s wholly owned subsidiary, of all of its shares of the Company’s outstanding Series C Preferred Stock into 43,500,000 shares of common stock on November 1, 2005. As of November 1, 2005, TLLP was a disregarded entity for federal tax purposes since it was at that time a single member limited liability company (“LLC”). Therefore, the parent company for federal tax purposes was deemed to be PCCI. The Company continued to account for its taxes under SFAS 109 and record its deferred taxes on a stand-alone basis while part of PCCI’s consolidated tax group. In August 2006 as a result certain debt restructuring activities involving TLLP, Teletouch’s direct parent and PCCI’s wholly owned subsidiary, the Company broke from the PCCI tax group due to new TLLP shares that were issued as part of this restructuring, which resulted in TLLP no longer being disregarded for tax purposes. Beginning in August 2006, TLLP is taxed as a partnership, and the Company is again separately liable for its federal income taxes.

Goodwill: Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The SFAS No. 142 goodwill impairment model is a two-step process. The first step compares the fair value of a reporting unit that has goodwill assigned to its carrying value. The fair value of a reporting unit using discounted cash flow analysis is estimated. If the fair value of the reporting unit is determined to be less than its carrying value, a second step is performed to compute the amount of goodwill impairment, if any. Step two allocates the fair value of the reporting unit to the reporting unit’s net assets other than goodwill. The excess of the fair value of the reporting unit over the amounts assigned to its net assets other than goodwill is considered the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the carrying value of its goodwill. Any shortfall represents the amount of goodwill impairment. Under the guidance of SFAS 142, companies are required to test for impairment of intangible assets with indefinite lives at least annually. Teletouch’s only intangible asset with an indefinite life is goodwill, which was acquired in January 2004 as part of the purchase of the two-way radio assets of Delta Communications, Inc. The Company decided to test this goodwill annually on March 1st, the first day of its fourth fiscal quarter, of each year unless an event occurs that would cause the Company to believe the value is impaired at an interim date.

At March 1, 2008, the Company evaluated the carrying value of its goodwill associated with its two-way business and concluded that no impairment of its goodwill is required this year. The Company estimates the fair value of its two-way business using a discounted cash flow method. No changes have occurred in the two-way business during 2008 that indicated any impairment of the goodwill. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. In evaluating impairment the Company estimates the sum of the expected future cash flows derived from such goodwill. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. A significant change in cash flows in the future could result in an additional impairment of goodwill.

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

Revenues and related costs generated through the Company’s billing services are recognized during the period in which the service is rendered. Associated acquisition costs are expensed as incurred. Product sales revenue is recognized when delivery occurs, the customer takes title and assumes risk of loss, terms are fixed and determinable and collectibility is reasonably assured. The Company does not generally grant rights of return. However, PCI offers customers a 30 day return / exchange program for new cellular subscribers in order to match programs in place by most of the other cellular carriers. During the 30 days, a customer may return all cellular equipment and cancel service with no penalty. Reserves for returns, price discounts and rebates are estimated using historical averages, open return requests, recent product sell-through activity and market conditions. No reserves have been recorded for the 30 day cellular return program since only a very small number of customers utilize this return program and many fail to meet all of the requirements of the program, which include returning the phone equipment in new condition with no visible damage. In addition, it is typical to incur losses on the sale of the cellular phone equipment related to signing up customers under a cellular airtime contract; therefore, any reserves recorded for customer returns would be an accrual of gains via reversing the losses incurred on the original cellular phone sale transaction. The Company does not believe accruing for the potential gains would be in accordance with GAAP but rather records this gain in the period that it actually realized.

Since 1987, the Company’s subsidiary, PCI, has held agreements with AT&T, which allowed PCI to offer cellular service and customer service to AT&T customers in exchange for certain compensation and fees. PCI is responsible for the billing and collection of cellular charges from these customers and remits a percentage of the cellular billings generated to AT&T. Based on PCI’s relationship with AT&T, the Company has evaluated its reporting of revenues, under “Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent,” (“EITF 99-19”) associated with its services attached to the AT&T agreements.

Based on its assessment of the indicators listed in EITF 99-19, the Company has concluded that the AT&T services provided by PCI should be reported on a net basis.

Deferred revenue represents prepaid monthly service fees paid by customers.

Stock-Based Compensation: Upon adoption of SFAS 123R, “Share-Based Payments,” (“SFAS 123R”), on June 1, 2006, we began estimating the value of employee stock options on the date of grant using the Black-Scholes model. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. We calculated our expected volatility assumption required in the Black-Scholes model based on the historical volatility of our stock. As of June 1, 2006, we adopted the modified prospective transition method, and its effect is included in our consolidated financial statements for the 12 months ended May 31, 2008 and 2007. We will update these assumptions on at least an annual basis and on an interim basis if significant changes to the assumptions are warranted.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141(R). This statement amends SFAS 141, “Business Combinations,” and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) are effective for the Company on June 1, 2009. The Company does not expect the adoption of SFAS 141(R) to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The provisions of SFAS 160 are effective for the Company on June 1, 2009. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial statements.

In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159 a company may elect to use fair value to measure financial instruments and certain other items, which may reduce the need to apply complex hedge accounting provisions in order to mitigate volatility in reported earnings. The fair value election is irrevocable and is generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. The provisions of SFAS 159 are effective for the Company on June 1, 2008.

In September 2006, FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value and provides guidance for how to measure fair value. SFAS 157 applies to assets and liabilities required or permitted to be measured at fair value under other accounting pronouncements; however, this statement does not provide guidance whether assets and liabilities are required or permitted to be measured at fair value. The provisions of SFAS 157 are effective for the Company on June 1, 2008. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We did not have any foreign currency hedges or other derivative financial instruments as of May 31, 2008. We do not enter into financial instruments for trading or speculative purposes and does not currently utilize derivative financial instruments. Our operations are conducted in the United States and are not subject to material foreign currency exchange rate risk.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item are included in this report in Part IV, Item 15 beginning on page F-1.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the design and operation of the effectiveness of our disclosure controls and procedures as of May 31, 2008, under the supervision and with the participation of our management, including the Chief Executive Officer, President and Chief Financial Officer, pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer, President and Chief Financial Officer concluded that, because of the material weaknesses in our internal controls over financial reporting described below, our disclosure controls and procedures as defined in Rule 13a-15(e) were not effective as of May 31, 2008. Due to the Company’s delinquency in its financial reporting (as discussed below), the evaluation of the Company’s disclosure controls as of May 31, 2008 was performed over the period July though December 2008. Throughout this period, several of the control deficiencies identified were remediated but this process is ongoing. The remedial measures undertaken by the Company to address the material weaknesses in its internal control over financial reporting are discussed below.

To address the material weaknesses in the Company’s internal control over financial reporting described below, the Company performed additional manual procedures and analysis and other post-closing procedures in order to prepare the audited consolidated financial statements included in this Annual Report. Notwithstanding the material weaknesses in our internal control over financial reporting as of May 31, 2008, described below, we believe that the audited consolidated financial statements contained in this Annual Report present our financial condition, results of operations, and cash flows as of the dates, and for the periods presented, in conformity with generally accepted accounting principles in the United States of America (“GAAP”).

Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, pursuant to Rule 13a-15(c) of the Exchange Act. This system is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

A Company’s internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material affect on the financial statements.

In accordance with the internal control reporting requirements of the SEC, our management completed an assessment of the effectiveness of our internal control over financial reporting as of May 31, 2008. In making this assessment, management used the criteria set forth in by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including the: (i) control environment; (ii) risk assessment; (iii) information and communication; and (iv) monitoring (collectively, the “entity-level controls”), as well as a company’s control activities (process-level controls). Management’s evaluation of the design and operating effectiveness of our internal controls over financial reporting identified material weaknesses resulting from design and operating deficiencies in the internal control system. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We have continued to work diligently to remedy our accounting issues and improve our internal controls and procedures for financial reporting following the Company’s acquisition of Progressive Concepts, Inc. (“PCI”) on August 11, 2006. As previously reported in our fiscal 2007 Annual Report on Form 10-K, the acquisition of PCI and the sale of the Company’s legacy paging business resulted in PCI representing the majority of the operations of Teletouch. Upon completing the acquisition of PCI, we became aware of several control deficiencies in the financial reporting at PCI which could only be remedied by rebuilding PCI’s internal accounting records from 2003 and all periods thereafter on a new platform and by completing substantially all of the general ledger account reconciliations for this period. The significant change to the operating and systems environment at Teletouch as a result of the acquisition of PCI combined with having to utilize a significant portion of the Company’s accounting resources to rebuild PCI’s internal accounting records, resulted in a breakdown in many of the internal controls which were previously used and effective for Teletouch. The challenge of integrating Teletouch’s controls at PCI and the significant delay in the completion of the fiscal 2007 Annual Report caused a delay in management’s efforts to implement and monitor new procedures to minimize the control deficiencies at PCI that led to the issues outlined below. The Company is currently in the process of designing and implementing new procedures to minimize the control deficiencies that led to these issues. As a result, our Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer have concluded that there are material weaknesses in our internal control over financial reporting as of May 31, 2008. Management identified the following material weaknesses:

Control Environment: We did not maintain an effective control environment. Specifically:

1.	We have not yet implemented all the necessary policies and procedures to ensure that we have an effective control environment based on criteria established in the COSO framework. Specifically, the Company needs to fully implement controls to help prevent or detect the circumvention of our controls by employees or management. The Company also needs to perform a formal risk profile and analysis of the Company.

2.	The Company did not maintain sufficient policies and procedures over the administration of a fraud risk policy.

3.	The Company’s information systems lack sufficient controls that limit access to and modification of key applications and data. There is a lack of procedures and controls in the system developmental life cycle (“SDLC”), including change management.

4.	We did not maintain a sufficient documentation on the review and follow up on the remediation of deficiencies.

5.	We did not maintain a sufficient segregation of duties to decrease the risk of inappropriate accounting.

6.	We did not have the appropriate policy and procedures in place regarding a formal whistle blower policy.

7.	We did not maintain regular communication of financial information to the Board of Directors or its Audit Committee nor was there evidence of sufficient review of interim financial statements or other material but routine transactions by the Board.

Period-end financial reporting process: We did not maintain effective controls over the period-end reporting process, including controls with respect to the review, supervision, and monitoring of accounting operations. Specifically:

1.	We have not fully designed or implemented effective controls to ensure the completeness, accuracy, and timeliness of the financial and accounting process. Major weaknesses identified include controls over financial statement preparation and review and accuracy in accounting for certain complex transactions.

Accounts payable process: We did not maintain effective controls over the accounts payable process, including controls with respect to the review, supervision, and monitoring of accounts payables process. Specifically:

1.	Proper segregation of duties between authorized check signors, review and approval of check registers, review and approval of bank reconciliations. Also proper segregation between the originator, approver and submitter of wire transfers was not appropriate.

2.	There was not a proper review performed of the three way match between the PO, invoice and the receiving report.

3.	Following the acquisition of PCI, the Company did not have a formal spending authorization policy resulting in inadequate review of certain expenditures, however, all such expenditures were reviewed prior to disbursement.

Changes in Internal Control Over Financial Reporting and Remediation of the Material Weaknesses

It is important to note that based on the additional procedures performed as part of the Company’s ongoing remediation of its financial controls, management has concluded that important improvements were made to the control environment commencing in fiscal 2008, including: (i) an improved commitment to competency manifested by the hiring of more experienced and senior finance personnel; (ii) the development of additional financial policies and procedures that when fully implemented will enhance independent judgment and review, including, as appropriate, segregation of duties and increased employee responsibility and accountability for the completeness of the Company’s disclosures; (iii) the establishment of processes and procedures to increase communications between the financial reporting and accounting functions and senior management, including our Audit Committee; and (iv) instituting a formal whistle-blower policy.

Management is committed to remediating the material control weaknesses identified and implementing changes to the Company's internal control over financial reporting. Management, along with our Board of Directors, has implemented, or is in the process of implementing the following changes to the Company's internal control over financial reporting:

•

As of the date of this Report we have published a formal Whistle Blower Policy which has been distributed to all employees of the Company. This policy provides for a line of communication between the employees and the members of the Company’s Audit Committee.

•

As of the date of this Report, we have established a formal purchasing policy including defined spending authorization limits providing for management approval of all expenditures over $1,000 and senior management review of all expenditures prior to payment. In addition, the Company’s Board of Directors are required to approve certain material expenditures under this policy.

•

We are in the process of establishing a summarized financial reporting package that will be provided to the Company’s Board of Directors on a monthly basis. In addition, under the recently established purchasing policy, the Board is required to approve certain material expenditures of the Company. Although there are numerous meetings of the Board on larger transaction related matters, management will be providing more interim financial information and analytics to the Board for its review. In addition, we will be developing a schedule that will increase the number of on-site visits to the Company by the Board to improve the Board’s understanding of the accounting and control environment. Management will focus on these efforts to continuously improve our broader control environment.

•

We are in the process of developing and implementing several new policies and procedures to address key weaknesses specifically related to segregation of duties and information system security, accuracy and integrity.

•

We are developing specific accounting and finance policies and standardized processes in all critical accounting areas, including areas currently relying on subjective management judgment and discretion.

Additionally, management is investing in ongoing efforts to continuously improve the control environment and has committed considerable resources to the continuous improvement of the design, implementation, documentation, testing, and monitoring of our internal controls. Although we have not fully remediated the material weaknesses described above, we believe we have made substantial progress.

Inherent Limitation on the Effectiveness of Internal Controls

The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting can only provide reasonable, not absolute, assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of all Teletouch directors and executive officers as of May 31, 2008. Officers are appointed by, and serve at the pleasure of, the Board:

Name	Age (1)	Title
Robert M. McMurrey (4)(6)	62	Chairman of the Board of Directors and Chief Executive Officer

Thomas A. “Kip” Hyde, Jr. (7)	46	President and Chief Operating Officer

Douglas E. Sloan (8)	40	Chief Financial Officer, Treasurer and Corporate Secretary

Clifford E. McFarland (4)	52	Director

Marshall G. Webb (2)(3)(5)	65	Director

Henry Y.L. Toh (2)(3)(5)	50	Director

(1)	As of May 31, 2008
(2)	Member of the Audit Committee
(3)	Member of the Compensation Committee
(4)	Member of the Executive Committee
(5)	Member of the Nominating Committee
(6)	Mr. McMurrey was appointed to serve as Chief Executive Officer of Teletouch in November 2006. Mr. McMurrey had previously served as Teletouch’s Chief Executive Officer through February 2000.
(7)	Mr. Hyde was appointed to serve as President and Chief Operating Officer of Teletouch in November 2006. Prior to this appointment, Mr. Hyde had served as Chief Executive Officer of Teletouch.
(8)	Mr. Sloan was promoted from Interim Chief Financial Officer to Chief Financial Officer of Teletouch in November 2006.

Biographical information with respect to the executive officers and directors of Teletouch are set forth below. There are no family relationships between any present executive officers or directors.

Robert M. McMurrey, Chairman of the Board of Directors and Chief Executive Officer, has been a director of Teletouch since 1984. He served as Chief Executive Officer until February 2000 and was re-appointed to this position in November 2006. He is also the President, Chief Executive Officer, a director and the sole shareholder of Rainbow Resources, Inc. Through Rainbow Resources, Inc., Mr. McMurrey acquired a controlling interest in Teletouch in 1984. Mr. McMurrey is the majority shareholder, a director and an officer of Progressive Concepts Communications, Inc., which is the majority shareholder of TLL Partners, LLC (“TLLP”), a Texas Limited Liability Company, which controls the majority of the outstanding common stock Teletouch. Mr. McMurrey was also an officer and director of Progressive Concepts, Inc. (“PCI”) prior to the acquisition of PCI by Teletouch in August 2006. Mr. McMurrey is also a controlling person of TLL Partners and Rainbow Resources, Inc. The principal business of TLL Partners is to act as a holding company for Mr. McMurrey’s investment in Teletouch securities. Mr. McMurrey received a B.S. Degree in Petroleum Engineering from the University of Texas in 1971.

Thomas A. “Kip” Hyde, Jr., President and Chief Operating Officer, joined Teletouch in October 2004 and served as Chief Executive Officer through November 2006. In November 2006, Mr. Hyde was named President and Chief Operating Officer of Teletouch. Prior to this, Mr. Hyde was employed by Progressive Concepts Communications, Inc. (“PCCI”), a company controlled by Robert McMurrey, our Chairman, starting in October 2002 as the General Manager of its Hawk Electronics Home & Commercial Services division. In June 2003, Mr. Hyde was named President of State Hawk Security, Inc., a wholly owned subsidiary of PCCI, which purchased residential and commercial security contracts primarily from Progressive Concepts, Inc., another wholly owned subsidiary of PCCI. From January 2001 and prior to joining PCCI, Mr. Hyde was the President & CEO of Greenland Corporation, a San Diego, CA-based ATM manufacturer and back-office financial services provider to Mr. Hyde’s former employer, Dallas, TX-based Affiliated Computer Services (“ACS”). While at ACS Mr. Hyde served in various executive roles, including Vice President of ACS Retail Solutions and Vice President of ACS’ Financial Services group. While at ACS Mr. Hyde was awarded U.S. Patent #6,038,553 for the development of a self-service check cashing system. A variation of this system (now known as Vcom™) has been installed in over 2,000 7-Eleven stores across the USA. Mr. Hyde holds a B.A. degree in Finance from the University of Texas at Austin.

Douglas E. Sloan, Chief Financial Officer, joined Teletouch as a Senior Financial Analyst in August 1998. In May 2001, he was promoted to Controller and Corporate Secretary. In December 2005, he was promoted to the office of Interim Chief Financial Officer in addition to his other duties. In November 2006, Mr. Sloan was promoted to Chief Financial Officer and Treasurer in addition to his other duties. Prior to joining Teletouch, Mr. Sloan was Controller of Amerimax Building Products, Inc., a Dallas based manufacturing company, from 1995 to 1998. Mr. Sloan began his financial career as a senior auditor with Ernst & Young, LLP in Dallas, Texas from 1991 to 1995. Mr. Sloan is a Certified Public Accountant and has been licensed in the State of Texas since 1992. He holds a B.B.A. degree in Accounting from Texas A&M University.

Clifford E. McFarland has been a director of Teletouch since May 1995. In 1991 Mr. McFarland co-founded McFarland, Grossman & Company (“MGCO”), an investment bank in Houston, Texas, and has served as the President and a Managing Director of MGCO since its inception.

Henry Y.L. Toh, an Independent Director, has been a director of Teletouch since November 2001. He is currently serving as a director with four other publicly traded companies. Since 2001, Mr. Toh has served as a director of Teletouch Communications, Inc. Since 1992, Mr. Toh has served as an officer and director of Acceris Communications, Inc., a publicly held voice-over-IP company. Since December 1998, Mr. Toh has served as a director of National Auto Credit, Inc., a specialized finance and entertainment company. From April 2002 until February 2004, Mr. Toh served as a director of Bigmar, Inc., a Swiss pharmaceuticals company. Since March 2004, Mr. Toh has served as a director of Crown Financial Group, Inc., a registered broker-dealer. From September 2004 until August 2005, Mr. Toh served as a director of Vaso Active Pharmaceuticals Inc. Since 1992, Mr. Toh has served as an officer and director of Four M International, Inc., a privately held offshore investment entity. Mr. Toh began his career with KPMG Peat Marwick from 1980 to 1992, where he specialized in international taxation and mergers and acquisitions. Mr. Toh is a graduate of Rice University.

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

Based solely upon a review of Forms 3, Forms 4 and Forms 5 with respect to the fiscal year ended May 31, 2008, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were filed, as necessary, with the following exceptions: each of the following persons had one Form 4 filed after the required submission date, namely, Messrs. Webb, Toh and McFarland.

Board of Directors

The Board oversees the business affairs of Teletouch and monitors the performance of management. Teletouch’s by-laws provide that the Board of Directors shall be divided into three classes and that the total number of directors shall consist of a minimum of three and a maximum of twelve members. The Board of Directors consisted of four members as of May 31, 2008: two Class I Directors (Messrs. McMurrey and McFarland), one Class II Director (Mr. Webb) and one Class III Directors (Mr. Toh). Ms. Susan Stranahan Ciallella served as member of the Board of Directors through her resignation in April 2008. As of the date of this filing, no replacement for Ms. Ciallella’s position on the Board has been named. At the Company’s next Annual Meeting, all three classes of directors will stand for re-election in accordance with the Company’s by-laws. The Board held three meetings during the fiscal year ended May 31, 2008. None of the directors attended fewer than 75% of the meetings of the Board of Directors or of the committee(s) on which he or she served.

Board Committees

Audit Committee. The Audit Committee’s primary responsibilities are to monitor the Company’s financial reporting process and internal control system, to monitor the audit processes of the Company’s independent registered public accounting firm and internal financial management, and to provide an open avenue of communication among the Company’s independent registered public accounting firm, financial and senior management and the Board. The Audit Committee operates under a charter and reviews its charter annually and updates it as appropriate. The Audit Committee met 23 times during the fiscal year ended May 31, 2008. As of May 31, 2008, the Audit Committee consisted of the following independent directors: Marshall G. Webb (Interim Chairman) and Henry Y.L. Toh. Ms. Susan Stranahan Ciallella served as the Chairman of the Audit Committee through her resignation from the Board in April 2008. Following Ms. Ciallella’s resignation from the Board, Mr. Webb served as Interim Chairman of the Audit Committee and was named Chairman of the Audit Committee in June 2008. As of the date of this filing, no replacement for Ms. Ciallella has been appointed to the Audit Committee.

The Board of Directors has determined that Marshall G. Webb is an Audit Committee “financial expert” as defined under Item 407(d) of Regulation S-K under the Securities Act and is “independent” within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. As a “financial expert”, Mr. Webb has an understanding of GAAP and financial statements, experience in preparing or auditing financial statements of generally comparable companies, has applied such principles in connection with accounting for estimates, accruals and reserves and has experience with internal accounting controls and an understanding of Audit Committee functions. The Board has determined that each member of the Audit Committee is “independent” as required by the AMEX Company Guide and under the federal securities laws. The Audit Committee has a written charter adopted by the Board, a copy of which is filed as an exhibit to this Annual Report and is available at no charge by contacting the Company at its headquarters as listed on the cover page of this report.

Compensation Committee. The Compensation Committee administers the Company’s incentive plans, sets policies that govern executives’ annual compensation and long-term incentives, and reviews management performance, compensation, development and succession. As of May 31, 2008, the members of the Compensation Committee were Henry Y.L. Toh (Chairman) and Marshall G. Webb. Ms. Susan Stranahan Ciallella served as a member of the Compensation Committee through her resignation in April 2008. In June 2008, Clifford E. McFarland was appointed to serve as Chairman of the Compensation Committee with Mr. Toh and Mr. Webb remaining as members of the Compensation Committee. During the fiscal year ended May 31, 2008, the Compensation Committee held 14 meetings.

Executive Committee. Robert M. McMurrey (Chairman) and Clifford E. McFarland are the members of the Executive Committee, which held no meetings during the fiscal year ended May 31, 2008.

Nominating Committee. The Nominating Committee was established during the 2004 fiscal year. It identifies candidates for future Board membership and proposes criteria for Board candidates and candidates to fill Board vacancies, as well as a slate of directors for election by the shareholders at each annual meeting. The Committee annually assesses and reports to the Board on Board Committee performance and effectiveness, reviews and makes recommendations to the Board concerning the composition, size and structure of the Board and its committees and annually reviews and reports to the Board on director compensation and benefits matters. The Nominating Committee had no meetings during the fiscal year ended May 31, 2008. As of May 31, 2008, its members were Henry Y.L. Toh (Chairman) and Marshall G. Webb. In April 2008, Ms. Ciallella resigned from Teletouch’s Board of Directors, and as of the date of this filing, no replacement for her position on the Board or the Nominating Committee has been named.

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

Named Executive Officers for 2008

The following discussion focuses on the compensation paid to “named executive officers,” which is a defined term generally encompassing anyone who, during the preceding fiscal year, served as the Company’s (i) principal executive officer (“PEO”), (ii) the most highly compensated executive officers (whose total compensation exceeded $100,000) other than the PEO, and (iii) additional individuals who would be included hereunder but for the fact that they were not serving as executive officers as of the end of the fiscal year. During 2007 and 2008, the named executive officers consisted of the following persons:

•	Robert McMurrey – Chairman of the Board, Chief Executive Officer (Principal Executive Officer)

•	Thomas “Kip” Hyde – President, Chief Operating Officer

•	Douglas Sloan – Chief Financial Officer, Treasurer, Corporate Secretary (Principal Financial Officer)

FISCAL YEAR 2008 SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate cash compensation paid for services rendered to Teletouch during the last two fiscal years by the Named Executive Officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards (4) ($)	All Other Compensation (5) ($)	Total ($)
Robert M. McMurrey (1) (Chairman, CEO)	2008	350,000	175,000	—	4,487	529,487
	2007	350,000	150,000	—	9,092	509,092

Thomas A. Hyde, Jr. (2) (President, COO)	2008	300,000	150,000	49,937	8,346	508,283
	2007	300,000	125,000	35,372	8,948	469,320

Douglas E. Sloan (3) (CFO, Treasurer, Corporate Secretary)	2008	210,000	105,000	33,708	4,487	353,195
	2007	175,000	80,000	23,876	6,903	285,779

(1)	Mr. McMurrey was previously Chief Executive Officer of Teletouch until February 2000 and was re-appointed to this position in November 2006. He ceased receiving a salary effective April 30, 2001. Beginning January 1, 2003, Mr. McMurrey began receiving a salary of $75,000 annually. For fiscal year 2007 and in conjunction with the acquisition of Progressive Concepts, Inc. (“PCI”) by Teletouch, Mr. McMurrey’s salary was increased to $350,000 annually. In 2008, Mr. McMurrey was granted a bonus of $175,000 by the Compensation Committee in view of his substantial efforts negotiating a settlement between the Company and AT&T and the completion of certain integration and restructuring activities related to the 2006 acquisition of PCI. This bonus was paid in August 2008. In 2007, Mr. McMurrey was awarded a bonus of $150,000 by the Compensation Committee in view of his substantial efforts in re-financing the Company during the year. The payment of this bonus was to be deferred until the completion of the fiscal year 2007 audited financials, but a partial payment of $75,000 was approved by the Compensation Committee and paid in February 2008 due to the extraordinary circumstances related to completing the fiscal year 2007 audit. Due to ongoing delays in completing the fiscal year 2007 audit, the Compensation Committee approved the payment of the remaining $75,000 bonus for fiscal year 2007 in May 2008.
(2)	Mr. Hyde was named Chief Executive Officer in October 2004 and in November 2006, concurrent with Mr. McMurrey being named Chief Executive Officer, Mr. Hyde was named President and Chief Operating Officer. In October 2004, Mr. Hyde entered into an employment agreement with the Company at an annual salary of $250,000, and he was entitled to receive yearly performance related bonus payments with a target annual bonus of $125,000, which could be higher or lower based on the Company’s performance. Mr. Hyde’s employment contract expired May 31, 2007. Mr. Hyde’s fiscal year 2007 annual salary was increased in September 2006 to $300,000 with a corresponding increase to his target annual bonus of $150,000. Notwithstanding the above, under the terms of this employment contract, Mr. Hyde was entitled to receive an additional bonus of $125,000 if the Company receives net proceeds from a financing in the amount of at least $3,000,000 during any fiscal year in which Mr. Hyde is employed under his employment agreement. If the Company receives net proceeds from a financing in the amount of at least $10,000,000, Mr. Hyde’s bonus could have been increased to $250,000. As of May 31, 2008, Mr. Hyde’s employment contract had not been renewed by the Compensation Committee, but his annual salary of $300,000 with a $150,000 target annual bonus for fiscal 2008 was approved by the Compensation Committee. In 2008, Mr. Hyde was granted a bonus of $150,000 by the Compensation Committee in view of his substantial efforts negotiating a settlement between the Company and AT&T and the completion of certain integration and restructuring activities related to the 2006 acquisition of PCI. This bonus was paid in August 2008. In 2007, Mr. Hyde was granted a bonus of $125,000 in view of his substantial efforts in re-financing the Company during the year. The full payment of this bonus was to be deferred until the completion of the fiscal year 2007 audited financials, but a partial payment of $62,500 was approved by the Compensation Committee and paid in October 2007. Due to the extraordinary circumstances related to completing the fiscal year 2007 audit, the Compensation Committee approved the payment of the remaining $62,500 bonus for fiscal year 2007 in May 2008.
(3)

Mr. Sloan became Interim Chief Financial Officer in December 2005 upon the resignation of the J. Kernan Crotty, the Company’s previous President and Chief Financial Officer. Mr. Sloan was promoted to Chief Financial Officer and Treasurer in November 2006. In 2008, Mr. Sloan was granted a bonus of $105,000 by the Compensation Committee in view of his substantial efforts negotiating a settlement between the Company and AT&T and the completion of certain integration and restructuring activities related to the 2006 acquisition of PCI. This bonus was paid in August 2008. In 2007, Mr. Sloan was awarded a bonus of $80,000 by the

Compensation Committee for his achievement of target objectives established for his department, including the integration of Progressive Concepts, Inc. into Teletouch. The full payment of this bonus was to be deferred until the completion of the fiscal year 2007 audited financials, but a partial payment of $40,000 was approved by the Compensation Committee and paid in October 2007. Due to the extraordinary circumstances related to completing the fiscal year 2007 audit, the Compensation Committee approved the payment of the remaining $40,000 bonus for fiscal year 2007 in May 2008.

(4)	Amounts in this column reflect the dollar amount recognized for financial reporting purposes without any reduction for risk of forfeiture for the fiscal year ended May 31, 2008 and 2007 in accordance with Statement of Financial Accounting Standards 123R, “Share-Based Payments,” (“SFAS 123R”). The assumptions used in calculating these amounts in accordance with SFAS 123R are included in Note 2 to the Company’s audited financial statements included in Item 15. No stock options were forfeited by any of the named executive officers during the fiscal year. These amounts reflect Teletouch’s accounting expense for these awards and do not correspond to the actual value that may be recognized by the named executive officers. See the “Grant of Plan-Based Award” table below for information on stock option grants made in fiscal year 2007.
(5)	Represents contributions made by Teletouch pursuant to its 401(k) Plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2008

Name	Number of Securities Underlying Unexercised Options (#) Excercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Robert M. McMurrey	—	—	—	—

Thomas A. Hyde, Jr.	500,000	—	0.38	10/19/2014	(4)
	133,333	266,667	0.39	9/13/2016	(5)

Douglas E. Sloan	20,000	—	0.24	12/1/2009	(1)
	10,000	—	0.40	4/11/2013	(2)
	50,000	—	0.55	7/8/2014	(3)
	90,000	180,000	0.39	9/13/2016	(5)

Vesting Schedule for Outstanding Stock Options and Unvested Restricted Stock Units

Note	Grant Dates	Incremental Vesting Dates
(1)	12/1/1999	4,000 on December 1, 2000, balance ratably through December 1, 2004
(2)	4/11/2003	30% on July 1, 2003, 30% on July 1, 2004, 40% on July 1, 2005
(3)	7/8/2004	40% - August 1, 2004, 30% - August 1, 2005, 30% - August 1, 2006
(4)	10/19/2004	1/3 - October 19, 2005, 1/3 - May 31, 2006, 1/3 - May 31, 2007
(5)	9/13/2006	1/3 - September 13, 2007, 1/3 - September 13, 2008, 1/3 - September 13, 2009

The stock options have a maximum term of 10 years measured from the applicable grant date, subject to earlier termination in the event of the optionee’s cessation of service with Teletouch. The exercise price for each of these options is equal to the average of the 20 days closing price per share of common stock prior to the grant date.

Director Compensation

Each director of Teletouch who is not a salaried officer or employee of Teletouch or of a subsidiary of Teletouch receives compensation for serving as a director and fees for attendance at meetings of the Board of Directors or of any committee appointed by the Board of Directors as determined by the Board of Directors from time to time. Beginning August 2004 and through May 31, 2008, Company provided a compensation plan for its Board of Directors whereby all non-employee non-affiliate directors are compensated at the rate of $30,000 annually. Teletouch’s policy through May 31, 2008 is that every non-employee, non-affiliate director of Teletouch shall be paid $1,500 for attendance at meetings of the Board of Directors ($500 for telephonic attendance).

The directors are also eligible to receive options under our stock option plans at the discretion of the Board of Directors. Beginning August 2004 and through May 31, 2008 under the Company’s 2002 Plan, all non-employee non-affiliate directors received a one-time grant of options to purchase 15,000 shares of common stock upon election as a director plus an additional grant of 10,000 options on the first trading day of each year.

New Compensation Plan for Directors Effective June 1, 2008

Effective June 1, 2008, the Company approved a new compensation plan for its Board of Directors. Under the new compensation plan, all non-employees, non-affiliate directors will be compensated at the rate of $36,000 annually. In addition, non-employee, non-affiliate directors serving on committees of the Board of Directors receive additional annual compensation as follows:

Committee Assignment	Additional Annual Compensation ($)
Audit Committee Chairman	12,500
Audit Committee Member (excl. Chairman)	3,000
Compensation Committee Chairman	7,500
Compensation Committee Member (exlc. Chairman)	2,500
Corporate Governance Committee Chairman	3,750
Corporate Governance Committee Member (excl. Chairman)	1,000

Under the new compensation plan, non-employee, non-affiliate directors will be paid $1,500 for attendance at meetings of the Board of Directors or any committee meetings subject to a maximum daily compensation of $2,250 in the event of attendance of multiple meetings in a single day ($750 for telephonic attendance subject to a maximum daily compensation of $1,000 in the event of telephonic attendance of multiple meetings in a single day). Beginning June 1, 2008, all non-employee, non-affiliate directors will receive a one-time grant of options to purchase 45,000 shares of common stock upon election as a director plus an additional grant of either (i) options to purchase 40,000 shares of common stock or (ii) 20,000 shares of the Company common stock on the first trading day of each calendar year as additional compensation for their services. The directors can choose to receive either the stock options or shares of common stock annually following their election to the Board.

Non-Employee Director	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Marshall G. Webb	62,500	2,352	64,852

Henry Y.L. Toh	57,500	2,352	59,852

Clifford McFarland	30,000	2,352	32,352

(1)	Amounts in this column reflect the dollar amount recognized for financial reporting purposes without any reduction for risk of forfeiture for the fiscal year ended May 31, 2008 and 2007, in accordance with Statement of Financial Accounting Standards 123R, “Share-Based Payments,” (“SFAS 123R”). The assumptions used in calculating these amounts in accordance with SFAS 123R are included in Note 2 to the Company’s audited financial statements included in Item 15. No stock options were forfeited by any of the directors during the fiscal year. These amounts reflect Teletouch’s accounting expense for these awards and do not correspond to the actual value that may be recognized by the named executive officers. The total grant date fair value of the options granted on January 3, 2007 to the non-employee directors was $9,889. For information regarding the number of stock options held by each non-employee director as of May 31, 2008, see the column “Stock Options Outstanding” in the table following.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the ownership of the Teletouch’s common stock as of November 30, 2008 by: (i) each director; (ii) each of the Named Executive Officers; and (iii) all executive officers and directors of the Company as a group. As of November 30, 2008, there were 49,051,980 shares of Common stock outstanding.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned (1)	% of Common Shares Beneficially Owned
Robert M. McMurrey (2)(3)(5)(6)(7) 5718 Airport Freeway Fort Worth, Texas 76117	40,390,442	82.3%

Progressive Concepts Communications, Inc. (7) 5718 Airport Freeway Fort Worth, Texas 76117	39,150,000	79.8%

TLL Partners, LLC (6) 5718 Airport Freeway Fort Worth, Texas 76117	39,150,000	79.8%

Stratford Capital Partners, LP (4) 300 Crescent Court # 500 Dallas, Texas 75201	2,610,000	5.4%

Thomas A. Hyde, Jr. (2)(8) 5718 Airport Freeway Fort Worth, Texas 76117	766,667	1.5%

Douglas E. Sloan (2)(10) 401 E. Front Street, Suite 232 Tyler, Texas 75702	260,000	*

Clifford McFarland (3)(9) 9821 Katy Freeway, Suite 200 Houston, Texas 77024	98,329	*

Henry Y.L. Toh (3)(10) 1111 Hermann Drive, Unit 6E Houston, Texas 77004	96,998	*

Marshall G. Webb (3)(10) 6110 Inwood Houston, Texas 77057	96,998	*

All Named Executive Officers and Directors as a Group ( 9 Persons)	41,709,434	82.8%

*	Indicates less than 1.0%.
(1)	Unless otherwise noted in these footnotes, Teletouch believes that all shares referenced in this table are owned of record by each person named as beneficial owner and that each person has sole voting and dispositive power with respect to the shares of common stock owned by each of them. In accordance with Rule 13d-3, each person’s percentage ownership is determined by assuming that the options or convertible securities that are held by that person, and which are exercisable within 60 days, have been exercised or converted, as the case may be.

(2)	Named Executive Officer
(3)	Director
(4)	Stratford Capital Partners, L.P. (“Stratford”) received the shares of Teletouch common stock in conjunction with the restructuring of the subordinated debt at Progressive Concepts, Inc. (“PCI”). TLL Partners, PCI’s parent, transferred 2,610,000 shares of Teletouch common stock that it held to Stratford in August 2006 as partial settlement of the junior debt obligations of PCI.
(5)	Mr. McMurrey has voting and dispositive power over all Teletouch securities owned by Rainbow Resources, Inc. (“RRI”). The figures for Mr. McMurrey include the 1,200,000 shares held of record by RRI and 39,150,000 shares of common stock remaining of the 44,000,000 issued to TLL by the Company in November 2005 upon the conversion of shares of Series C Preferred Stock held by TLL Partners, a wholly-owned subsidiary of Progressive Concepts Communications Inc. (“PCCI”). Mr. McMurrey is the controlling person of PCCI by virtue of his being its majority shareholder over which entity Mr. McMurrey exercises control. TLL Partners converted 1,000,000 shares of Series C Preferred Stock in November 2005 into 44,000,000 shares of common stock and immediately transferred 500,000 shares of common stock to another party leaving TLL Partners in control of 43,500,000 shares. In August 2006, TLL Partners transferred 2,610,000 shares of common stock to Stratford Capital Partners, L.P. and 1,740,000 shares of common stock to Retail and Restaurant Growth Capital, L.P. as partial settlement of Progressive Concepts, Inc.’s debt restructuring leaving TLL Partners in control of 39,150,000 shares. PCI was a subsidiary of TLL Partners prior to its contribution of PCI’s stock to Teletouch on August 11, 2006. The shares transferred by TLL Partners to other parties are not included in the shares reported above.
(6)	Mr. McMurrey has voting and dispositive power over all Teletouch securities owned by RRI and TLL Partners. The principal business of TLL Partners is to act as a holding company for investment in Teletouch securities. TLL Partners is a wholly-owned subsidiary of PCCI; Mr. McMurrey is the controlling person of PCCI by virtue of his being its majority shareholder. TLL Partners converted 1,000,000 shares of Series C Preferred Stock in October 2005 into 44,000,000 shares of common stock and immediately transferred 500,000 shares of common stock to another party. In August 2006, TLL Partners transferred 2,610,000 shares of common stock to Stratford Capital Partners, L.P. and 1,740,000 shares of common stock to Retail and Restaurant Growth Capital, L.P. as partial settlement of Progressive Concepts, Inc.’s debt restructuring leaving TLL Partners in control of 39,150,000 shares. PCI was a subsidiary of TLL Partners prior to its contribution of PCI’s stock to Teletouch on August 11, 2006. The shares transferred by TLL Partners to other parties are not included in the shares reported above.
(7)	PCCI is the parent holding company of its wholly-owned subsidiary TLL Partners. Mr. McMurrey is the controlling person of PCCI by virtue of his being its majority shareholder. TLL Partners is a wholly-owned subsidiary of PCCI. TLL Partners converted 1,000,000 shares of Series C Preferred Stock in November 2005 into 44,000,000 shares of common stock and immediately transferred 500,000 shares of common stock to another party. In August 2006, TLL Partners transferred 2,610,000 shares of common stock to Stratford Capital Partners, L.P. and 1,740,000 shares of common stock to Retail and Restaurant Growth Capital, L.P. as partial settlement of Progressive Concepts, Inc.’s debt restructuring leaving TLL Partners in control of 39,150,000 shares. PCI was a subsidiary of TLL Partners prior to its contribution of PCI’s stock to Teletouch on August 11, 2006. The shares transferred by TLL Partners to other parties are not included in the shares reported above.
(8)	Includes 766,667 shares underlying stock options granted to Mr. Hyde under the terms of the Employment Agreement entered into October 2004. Mr. Hyde was hired as the Company’s CEO in October 2004. Under the terms of his employment contract, Mr. Hyde was granted 500,000 options to purchase common stock, which vest 166,667 shares in October 2005, 166,667 shares in May 2006 and 166,666 shares in May 2007. In addition, Mr. Hyde was granted an additional 400,000 options to purchase common stock in September 2006, which vest 133,334 shares in September 2007, 133,333 shares in September 2008 and 133,333 shares in September 2009.
(9)

Includes 98,329 shares underlying stock options granted to Mr. McFarland and 12,000 shares registered in the name of McFarland, Grossman & Co. (“MGCO”) of which Mr. McFarland is the President and a director. Such 12,000 shares are held by MGCO for the benefit of another entity of which Mr. McFarland is a 50% owner.

Mr. McFarland disclaims ownership of 6,000 of such shares. The shares do not include securities owned by TLL Partners; Mr. McFarland owns a minority interest in PCCI, the indirect parent of the Company, which is also the parent of TLL Partners.

(10)	Represents shares underlying stock options.

Securities Authorized For Issuance under Equity Compensation Plans

The following table summarizes information as of May 31, 2008, about the Company’s outstanding stock options and shares of Common Stock reserved for future issuance under the Company’s existing equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in col. (a))
Equity compensation plans approved by security holders(1)	1,565,323	$0.40	7,987,336

Equity compensation plans not approved by security holders	—	—	—

Totals	1,565,323	$0.40	7,987,336

(1)	The equity compensation plans approved by security holders are the 1994 Stock Option and Appreciation Rights Plan and the 2002 Stock Option and Appreciation Rights Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Because the Company is qualified as a Smaller Reporting Company under the definitions Item 10 of Regulation S-K, it is required to disclose any related party transactions that occurred during its 2008 fiscal year or any proposed transaction which the amount involved exceeds the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets for its last two fiscal years. The Company’s total assets were $28,569,000 and $32,302,000 as of May 31, 2008 and 2007, respectively with the average total assets over these periods equaling approximately $30,436,000. Since 1% of the average total assets equal $304,360, which exceeds the $120,000 defined under Item 404, the Company will use $120,000 as its reporting threshold for transactions subject to Item 404 disclosure for its 2008 fiscal year. During the 2008 fiscal year, the Company was not involved in any related party transactions subject to Item 404 of Regulation S-K.

The Company’s executive officers and directors, and principal stockholders, including their immediate family members and affiliates, are not permitted to enter into a related party transaction without the prior consent of the Board. Any request for such related party transaction with an executive officer, director, principal stockholder, or any of such persons’ immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to the Board for review, consideration and approval. All of the Company’s directors, executive officers and employees are required to report to the Board any such related party transaction. In approving or rejecting the proposed agreement, the Board will consider the relevant facts and circumstances available and deemed relevant to the Board which will approve only those agreements that, in light of known circumstances, are in or are not inconsistent with the Company’s best interests, as the Board determines in the good faith exercise of its discretion.

The Company’s parent company through ownership of a majority of Teletouch’s outstanding common stock is TLL Partners, LLC, a holding company controlled by Robert McMurrey, Teletouch’s Chairman and CEO. As of May 31, 2008, TLL Partners owns 39,150,000 shares of the Company’s common stock which is approximately 79.8% of the outstanding shares of common stock as of May 31, 2008.

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

Item 14.	Principal Accountant Fees and Services

The accounting firm of BDO Seidman, LLP (“BDO”) was the Company’s independent accounting firm during the fiscal years ended May 31, 2008 and 2007.

	Fiscal year ended May 31,
	2008	2007
Audit fees	$195,293	$794,366
Audit-related fees	2,350	24,348
Tax fees	11,205	60,637

Total fees paid to independent auditors	$208,848	$879,351

Audit fees. Audit fees include fees for professional services performed for the audit of our annual financial statements, review of financial statements included in our SEC filings, proxy statements, and responses to SEC comment letters.

Audit-related fees. Audit-related fees are fees for assurance and related services that are reasonably related to the audit. This category includes fees related to assistance in employee benefit plan audits, attendance of audit committee meetings, consulting on financial accounting/reporting standards and due diligence related to acquisitions.

Tax fees. Tax fees primarily include professional services performed with respect to preparation of our federal and state tax returns for our consolidated subsidiaries and for state and local tax consultation.

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

REPORT OF THE AUDIT COMMITTEE

We have reviewed and discussed with management and BDO Seidman, LLP, the independent registered public accounting firm, our audited financial statements as of and for the year ended May 31, 2008. We have also discussed with BDO Seidman, LLP the matters required to be discussed by Statement on Auditing Standards 61, Communications with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants.

We have received and reviewed the written disclosures and the letter from BDO Seidman, LLP required by Independence Standards Board Standard 1, Independence Discussions with the Audit Committee, as amended, have considered the compatibility of non-audit services with the firm’s independence, and have discussed with the auditors the firm’s independence.

Based on the reviews and discussions referred to above, we have recommended to the Board of Directors that the financial statements referred to above be included in our Annual Report on Form 10-K for the year ended May 31, 2008.

Marshall G. Webb, Chairman	Henry Y.L. Toh

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements.

		Report of Independent Registered Public Accounting Firm

		Consolidated Balance Sheets as of May 31, 2008 and 2007

		Consolidated Statements of Operations for Each of the Two Years in the Period Ended May 31, 2008

		Consolidated Statements of Cash Flows for Each of the Two Years in the Period Ended May 31, 2008

		Consolidated Statements of Shareholders’ Deficit for Each of the Two Years in the Period Ended May 31, 2008

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

(3)	Exhibits.

See Item 15(b) below.

(b)	Exhibits

The exhibits listed in the following index to exhibits are filed as part of this annual report on Form 10-K.

Index of Exhibits

Exhibit No.	Description of Exhibit	Footnote
3.1	Restated Certificate of Incorporation of the Company	2

3.2	Bylaws of Teletouch Communications, Inc., as amended July 31, 1995	1

10.1	Form of Subordinated Promissory Note dated May 17, 2002 in favor of TLL Partners in the principal amount of $2.2 million	3

10.2	Restructuring Agreement dated as of May 17, 2002 by and among the Company, TLL Partners and GM Holdings	3

10.3	Amended and Restated Operating Agreement dated as of May 17, 2002 by and between the Company and Teletouch Licenses, Inc.	3

Exhibit No.	Description of Exhibit	Footnote
10.4	Amendment Agreement dated June 17, 2002 by and among the Company, TLL Partners and GM Holdings (amending the Restructuring Agreement dated as of May 17, 2002)	4

10.5	1994 Stock Option and Appreciation Rights Plan	5

10.6	2002 Stock Option and Appreciation Rights Plan	6

10.7	Asset Purchase Agreement between the Company and DCAE, Inc.	7

10.8	Code of Ethics	8

10.9	Thomas A. Hyde, Jr. Employment Agreement	9

10.10	Asset Purchase Agreement between the Company and Teletouch Paging, L.P.	10

10.11	Stock Contribution Agreement dated August 11, 2006 between the Company and TLL Partners, LLC	11

10.12	Transaction Party Agreement dated August 11, 2006 by and among the Company and Progressive Concepts, Inc. on one hand, and Fortress Credit Corp.	11

10.13	Registration Rights Agreement dated August 11, 2006 between the Company and Stratford Capital Partners, L.P. and Retail and Restaurant Growth Capital, L.P.	11

10.14	Management Agreement dated August 31, 2005 between the Company, Teletouch Licenses, Inc. and Teletouch Paging, L.P.	11

10.15	First Amendment to the Management Agreement dated March 31, 2006 between the Company, Teletouch Licenses, Inc. and Teletouch Paging, L.P.	11

10.16	First Amendment to the Asset Purchase Agreement dated December 30, 2005 between the Company and Teletouch Paging, L.P.	11

10.17	Second Amendment to the Asset Purchase Agreement dated March 31, 2006 between the Company and Teletouch Paging, L.P.	11

10.18	Guaranty Agreement dated August 14, 2006 between the Company and Robert Albritton	11

10.19	General Security Agreement dated August 14, 2006 between the Company and Teletouch Paging, L.P.	11

10.20	Audited consolidated financial statements of Progressive Concepts, Inc. (acquired by Teletouch on August 11, 2006) for the years ended December 31, 2003, 2004 and 2005 (including unaudited financial statements for the 5 months ended May 31, 2006 and 2005)	12

10.21	Loan and Security Agreement dated April 30, 2008 between the Company and Thermo Credit, LLC ($5.0 million revolving credit facility)	13

10.22	Promissory Note dated April 30, 3008 between the Company and Thermo Credit, LLC	13

10.23	Escrow Agreement dated April 30, 2008 between the Company and Thermo Credit, LLC	13

10.24	Factoring and Security Agreement dated August 11, 2006 between the Company and Thermo Credit, LLC ($10.0 million revolving credit line secured by accounts receivable)	13

10.25	First Amendment to the Factoring and Security Agreement dated May 18, 2007 between the Company and Thermo Credit, LLC (increase of credit line to $13.0 million among other modifications)	13

10.26	Second Amendment to the Factoring and Security Agreement dated February 26, 2008 between the Company and Thermo Credit, LLC (increase of credit line to $15.0 million among other modifications)	13

Exhibit No.	Description of Exhibit	Footnote
10.27	Waiver, Release and Termination Agreement dated May 16, 2008 between the Company and Fortress Credit Corp. (terminating Transaction Party Agreement referenced in Exhibit 10.19 above)	13

10.28	Lockup Agreement dated May 16, 2008 by and between the Company, Stratford Capital Partners, LP and Restaurant & Retail Growth Capital, LP	13

10.29	First Amendment to the Registration Rights Agreement dated May 16, 2008 by and between the Company, Stratford Capital Partners, LP and Restaurant & Retail Growth, LP.	13

10.30	Form of Warrant Redemption Payment Agreement dated June 2, 2008 between the Company and each of the individual holders of certain 6,000,000 redeemable common stock purchase warrants (the GM Warrants).	13

10.31	Form of Promissory Note dated June 2, 2008 between the Company and each of the individual holders of certain 6,000,000 redeemable common stock purchase warrants (the GM Warrants).	13

21	Subsidiaries of the Company	14

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)	14

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)	14

32.1	Certification pursuant to 1350, Chapter 63, Title 18 of the U.S. Code	14

32.2	Certification pursuant to 1350, Chapter 63, Title 18 of the U.S. Code	14

	Footnotes

*	Indicates a management contract or compensatory plan or arrangement.

1	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 18, 1995 (File No. 1-13436) and incorporated herein by reference.

2	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended February 28, 2002 (File No. 1-13436) and incorporated herein by reference.

3	Filed as an exhibit to the Company’s Form 8-K filed with the Commission on June 3, 2002 (File No. 1-13436) and incorporated herein by reference.

4	Filed as an exhibit to the Company’s Form 8-K/A filed with the Commission on June 17, 2002 (File No. 1-13436) and incorporated herein by reference.

5	Filed as an exhibit to the Company’s Form S-8 registration statement on September 19, 2003 (No. 333-108946) and incorporated herein by reference.

6	Filed as an exhibit to the Company’s Form S-8 registration statement on September 19, 2003 (No. 333-108945) and incorporated herein by reference.

7	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended February 28, 2004 (File No. 1-13436) and incorporated herein by reference.

8	Filed as an exhibit to the Company’s Form 10-K/A Amendment No. 2 for the fiscal year ended May 31, 2004 (File No. 1-13436) and incorporated herein by reference.

9	Filed as an exhibit to the Company's Form 8-K filed with the Commission on October 25, 2004 (File No. 1-13436) and incorporated herein by reference.

10	Filed as an exhibit to the Company's Form 8-K filed with the Commission on August 26, 2005 (File No. 1-13436) and incorporated herein by reference.

Exhibit No.	Description of Exhibit	Footnote
11	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 2006 (File No. 1-13436), filed with the Commission on September 13, 2006 and incorporated herein by reference.

12	Filed as an exhibit to the Company’s Form 8-K/A Amendment No. 1 filed with the Commission on May 6, 2008 (File No. 1-13436) and incorporated herein by reference.

13	Filed as an exhibit to the Company’s Form 8-K filed with the Commission on May 27, 2008 (File No. 1-13436) and incorporated herein by reference.

14	Filed herewith.

Report of Independent Registered Public Accounting Firm

Board of Directors

Teletouch Communications, Inc.

Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of Teletouch Communications, Inc. as of May 31, 2008 and 2007 and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the years then ended. These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Teletouch Communications, Inc., at May 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 “Financial Condition and Going Concern Discussion” to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations and has a working capital deficit and a net capital deficiency which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

Houston, Texas

January 16, 2009

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

ASSETS

	May 31,
	2008	2007
CURRENT ASSETS:
Cash	$4,729	$7,824
Certificates of deposit-restricted	400	411
Accounts receivable, net of allowance of $480 at May 31, 2008 and $527 at May 31, 2007	8,185	7,127
Accounts receivable-related party	—	250
Unbilled accounts receivable	3,135	3,144
Inventories, net of reserve of $263 at May 31, 2008 and $518 at May 31, 2007	2,401	2,858
Prepaid expenses and other current assets	829	826

Total Current Assets	19,679	22,440

LONG-TERM RECEIVABLE -RELATED PARTY	250	—

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $7,253 at May 31, 2008 and $6,807 at May 31, 2007	3,210	3,621

GOODWILL	343	343

INTANGIBLE ASSETS, net of accumulated amortization of $7,169 at May 31, 2008 and $6,291 at May 31, 2007	5,087	5,898

TOTAL ASSETS	$28,569	$32,302

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	May 31,
	2008	2007
CURRENT LIABILITIES:
Accounts payable	$10,156	$15,208
Accounts payable-related party	62	63
Accrued expenses and other current liabilities	6,547	9,387
Current portion of long-term debt	9,727	18,358
Deferred revenue	400	453
Current portion of redeemable common stock purchase warrants	1,800	3,000

Total Current Liabilities	28,692	46,469

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	7,429	3,220
Redeemable common stock purchase warrants	1,200	—

Total Long Term Liabilities	8,629	3,220

TOTAL LIABILITIES	37,321	49,689

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’DEFICIT:
Common stock, $.001 par value, 70,000,000 shares authorized, 49,916,189 and 49,416,189 shares issued and 49,051,980 and 48,551,980 shares outstanding at May 31, 2008 and 2007	50	49
Additional paid-in capital	50,724	39,015
Treasury stock, 864,209 shares held in May 31, 2008 and 2007	(185)	(185)
Accumulated deficit	(59,341)	(56,266)

Total Shareholders’ Deficit	(8,752)	(17,387)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$28,569	$32,302

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share amounts)

	Year Ended May 31,
	2008	2007
Operating revenues:
Service, rent, and maintenance revenue	$28,902	$27,548
Product sales revenue	25,621	28,696

Total operating revenues	54,523	56,244

Operating expenses:
Cost of service, rent and maintenance (exclusive of depreciation and amortization included below)	10,367	13,145
Cost of products sold	22,831	25,123
Selling and general and administrative	20,677	21,333
Depreciation and amortization	1,524	1,899
Gain on forgiveness of trade payable obligation	(3,824)	—
Gain (loss) on disposal of assets	(36)	7

Total operating expenses	51,539	61,507

Operating income (loss) from continuing operations	2,984	(5,263)

Other expenses:
Debt guarantee termination fee	(2,000)	—
Interest expense, net	(3,895)	(3,733)

Loss from continuing operations before income tax expense	(2,911)	(8,996)
Income tax expense	164	114

Net loss from continuing operations	(3,075)	(9,110)

Gain on sale of assets related to discontinued paging operations	—	163
Income from discontinued paging operations	—	449
Gain on sale of assets related to discontinued security monitoring operations	—	419

Net income from discontinued operations	—	1,031

Net loss	$(3,075)	$(8,079)

Basic and diluted income (loss) per share of common stock:
Continuing operations	$(0.06)	$(0.19)
Discontinued operations	—	0.02

Total	$(0.06)	$(0.17)

Weighted average shares outstanding:
Basic and diluted	48,871,706	48,605,055

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended May 31,
	2008	2007
Operating Activities:
Net loss	$(3,075)	$(8,079)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,524	2,099
Non-cash compensation expense	110	153
Non-cash interest expense	1,711	2,261
Non-cash gain on forgiveness of a trade payable obligation to AT&T	(3,824)	—
Provision for losses on accounts receivable	1,006	725
Provision for inventory obsolescence	146	641
Loss (gain) on disposal of assets	(36)	48
Write off of loan costs	86	—
Debt guarantee termination payment	2,000	—
Gain on sale of assets related to security monitoring operations	—	(419)
Gain on sale of assets related to paging operations	—	(163)
Amortization of unearned sale/leaseback profit	—	(71)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(2,037)	134
Inventories	311	(353)
Prepaid expenses and other assets	(3)	(210)
Accounts payable	(5,053)	2,961
Accrued Expenses and other current liabilities	934	2,232
Deferred revenue	(46)	226

Net cash provided by (used in) operating activities	(6,246)	2,185

Investing Activities:
Purchases of property and equipment	(254)	(327)
Redemption of certificates of deposit	11	608
Proceeds from sale of security monitoring operations, net of transaction costs	—	369
Proceeds from sale of paging operations	—	3,083
Net proceeds from sale of assets	31	10

Net cash provided by (used in) investing activities	(212)	3,743

Financing Activities:
Deferred financing costs	(153)	(328)
Distribution to related entity	—	(150)
Net proceeds from borrowings	989	11,652
Proceeds from long-term debt	4,863	—
Payments on short-term debt	(29)	—
Payments on long-term debt and redeemable common stock	(367)	(11,882)
Payment of debt guarantee termination fee	(2,000)	—
Proceeds from stock issuance	60	—

Net cash provided by (used in) financing activities	3,363	(708)

Net increase (decrease) in cash	(3,095)	5,220
Cash at beginning of year	7,824	2,604

Cash at end of year	$4,729	$7,824

Supplemental Cash Flow Data:
Cash payments for interest	$2,206	$1,632

Non-Cash Transactions:
Payment of debt through capital contribution	$11,540	$9,782

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

(In Thousands Except Number of Shares)

	Preferred Stock								Additional				Total
	Series A		Series B		Series C		Common Stock		Paid-In	Treasury Stock		Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	(Deficit)	(Deficit)
Balance at May 31, 2006	—	—	—	—	—	—	49,416,189	$49	$29,230	726,573	$(185)	$(48,187)	$(19,093)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(8,079)	(8,079)
Capital contribution from related party of pooled entity	—	—	—	—	—	—	—	—	9,782	—	—	—	9,782
Forgiveness of receivable from related party of pooled entity	—	—	—	—	—	—	—	—	(150)	—	—	—	(150)
Redemption of redeemable common stock	—	—	—	—	—	—	—	—	—	137,636	—	—	—
Compensation earned under employee stock option plan	—	—	—	—	—	—	—	—	153	—	—	—	153

Balance at May 31, 2007	—	—	—	—	—	—	49,416,189	49	39,015	864,209	(185)	(56,266)	(17,387)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,075)	(3,075)
Issuance of common stock related to exercise of stock options	—	—	—	—	—	—	500,000	1	59	—	—	—	60
Capital contribution from parent related to assumption of debt	—	—	—	—	—	—	—	—	11,540	—	—	—	11,540
Compensation earned under employee stock option plan	—	—	—	—	—	—	—	—	110	—	—	—	110

Balance at May 31, 2008	—	—	—	—	—	—	49,916,189	$50	$50,724	864,209	$(185)	$(59,341)	$(8,752)

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF BUSINESS

Nature of Business: During the fiscal year ended May 31, 2007, Teletouch Communications, Inc., a Delaware corporation, (“Teletouch” or the “Company”) finalized two significant transactions. On August 11, 2006, the Company completed the acquisition of Progressive Concepts, Inc., a Texas corporation (“PCI”), and on August 14, 2006, the Company finalized the sale of its paging business. This discussion on the business of Teletouch should be read considering the discussion below under “Principles of Consolidation,” which discusses the accounting treatment for the acquisition of PCI and in Note 3—“Acquisition of Progressive Concepts, Inc.,” which discusses the terms of the acquisition of PCI and Note 4—“Discontinued Paging Operations,” which discusses the sale of all of the assets and operations related to its paging business.

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

Teletouch has been a provider of telecommunications services for over 40 years, providing two-way radio services in Texas and public safety/emergency response vehicle products and services throughout the U.S. Until the sale of its paging business in August 2006, it also provided paging services in non-major metropolitan areas and communities in the southeast United States. The Company provided paging services in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Missouri, Oklahoma, Texas and Tennessee. Late in 2007, Teletouch began selling safety/emergency response vehicle products and services business under the brand Teletouch EVP (emergency vehicle products). The EVP business is complementary offering to the Company’s existing two-way radio business. Through 2008 the Company has continued to expand its product lines to include light bars, sirens and other accessories used in or on emergency response vehicles through a number of distribution agreements with manufacturers of these products.

Following the sale of the paging business and the acquisition of PCI in August 2006, Teletouch’s core-business has been acquiring, billing and supporting cellular subscribers under a recurring revenue relationship with AT&T Wireless, formerly Cingular Wireless (“AT&T”). The original distribution agreement between PCI and AT&T had been in place for more than 20 years. Teletouch, through its subsidiary, PCI, is a provider of AT&T cellular services (voice, data and entertainment), as well as other mobile, portable and personal electronics products and services to individuals, businesses and government agencies. PCI operates a chain of retail stores and sells under the “Hawk Electronics” brand, through Hawk-branded sub-agents and its own direct sales force and through the Internet at various sites. As a master distributor for AT&T, PCI controls the entire customer relationship, including initiating and maintaining the cellular service agreements, rating the cellular plans, providing complete customer care, underwriting new account acquisitions and providing multi-service billing, collections, and account maintenance. PCI also operates a national wholesale distribution business, known as PCI Wholesale that serves smaller cellular and automotive retailers, car dealers and rural cellular carriers throughout the country.

Principles of Consolidation: The consolidated financial statements include the accounts of Teletouch and its wholly-owned subsidiaries (together, “Teletouch” or the “Company”). Teletouch Communications, Inc. owns all of the shares of Progressive Concepts, Inc., a Texas corporation (“PCI”), Teletouch Licenses, Inc., a Delaware corporation (“TLI”), Visao Systems, Inc., a Delaware corporation (“Visao”) and TLL Georgia, Inc., a Delaware corporation (“TLLG”). PCI is the primary operating business of Teletouch and was acquired in August 2006 (see Note 3 “Acquisition of Progressive Concepts, Inc.” for additional information). TLI is a company formed for the express purpose of owning all of the FCC licenses utilized by Teletouch in its two-way network as well as those paging licenses that were sold in conjunction with paging business in August 2006. Visao is a company formed to develop and distribute the Company’s telemetry products, which as of the date of this Report are no longer being sold. Currently Visao is being maintained as a shell company with no operations. TLLG, Inc. was formed for the express purpose of entering into an asset purchase agreement with Preferred Networks, Inc. in May 2004 and ceased operations following the sale of the Company’s paging business in August 2006. TLLG is currently a shell company. All significant intercompany accounts and transactions have been eliminated in consolidation.

The acquisition of PCI was completed on August 11, 2006 through the contribution of the stock of PCI to Teletouch by TLL Partners, LLC, a Delaware LLC (“TLLP”). This transaction was considered a reorganization of entities under common control since both PCI and Teletouch were under the common control of TLLP prior to the reorganization. Prior to the reorganization, TLLP controlled 100% of the outstanding common stock of PCI and approximately 80% of the outstanding common stock of Teletouch. In accordance with the accounting guidance under Emerging Issues Task Force Issue No. 90-5, “Exchanges of Ownership Interests Between Entities Under Common Control” and Appendix D of Statement of Financial Accounting Standards No. 141, “Business Combinations,” the PCI contribution is accounted for in a manner similar to a pooling of interests, which means that the historical basis of the net assets of PCI are combined with those of Teletouch. As a result of this reorganization and because PCI is consolidated with Teletouch, PCI’s year end was changed from a calendar year ending December 31 to a fiscal year ending May 31 for financial reporting purposes.

Consolidation of State Hawk Security, Inc.: State Hawk was formed in September 2002 as a Texas corporation with the sole purpose of acquiring and holding security monitoring contracts from PCI. PCI was in the security monitoring business and originated security monitoring contracts with its customers. PCI required certain financing to fund the customer acquisition costs of the security monitoring business. The lender provided this financing against qualified security monitoring contracts but required that all contracts pledged as collateral against the loan be transferred to a separate and bankruptcy remote entity, which is why State Hawk was formed. The assets of State Hawk are comprised, almost solely, of monitoring contracts acquired from PCI. Substantially all of the proceeds from the financing arrangement with State Hawk were transferred to PCI with the exception of certain funds retained to pay for State Hawk’s minimal operating expenses. State Hawk had and has no employees, and its operations were dependent and controlled by the management of PCI. For consolidation purposes, intercompany transactions have been eliminated, which resulted in a carrying amount of $0 in security monitoring contracts. State Hawk generated a gain of $100,000 in the fiscal year ended May 31, 2007 due to a holdback adjustment with the buyer of the security monitoring operations. State Hawk’s operating results are a component of the results reported as a gain on the sale of assets related to the discontinued security monitoring operations on the consolidated statement of operations. See Note 5 “Discontinued Security Monitoring Operations” for additional information on the sale of the security monitoring business for State Hawk.

Discontinued Security and Paging Operations: On September 21, 2005, the Company sold substantially all of its security monitoring operations. On August 14, 2006, the Company sold substantially all of its paging operations. The sale of the security operations included substantially all of the operating assets of its controlled affiliate, State Hawk. The operations of the paging and security monitoring businesses have been reported separately as discontinued operations in the Consolidated Statement of Operations in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

The income from discontinued paging operations for the year ended May 31, 2007 was $449,000. The gain from sale of paging assets for 2007 was approximately $163,000. See Note 4 “Discontinued Paging Operations” for additional information on the sale of the paging operations.

PCI generated a gain of $319,000 in the fiscal year ended May 31, 2007 due to a holdback adjustment with the buyer of the security monitoring operations. These results are included in the discontinued operations of PCI. The results of State Hawk for the fiscal year ended May 31, 2007 are stated above under “Consolidation of State Hawk Security, Inc.” See Note 5 “Discontinued Security Monitoring Operations” for additional information on the sale of the security monitoring business for both PCI and State Hawk.

Financial Condition and Going Concern Discussion: The Company has suffered recurring losses from operations and had negative cash flows from operations in fiscal year 2008 of $6,246,000. The Company had a working capital deficit of approximately $9,013,000 and $24,029,000 at May 31, 2008 and 2007, respectively, and a shareholders’ deficit of approximately $8,752,000 and $17,387,000 at May 31, 2008 and 2007, respectively. The Company’s senior debt totaled approximately $0 and $9,878,000 at May 31, 2008 and 2007, respectively. The senior debt was due and payable in full on April 14, 2006. In September 2005, PCI executed amendments with its senior debt holder under which they agreed to waive the existing events of default. In August 2006, prior to the acquisition by Teletouch, PCI was successful in negotiating a restructuring of its debt obligations with both its senior and subordinated lenders under which it was fully released from the balance of $9,782,000 in subordinated debt, which was converted to redeemable equity at Teletouch’s parent company, TLLP. TLLP also assumed the full balance remaining on PCI’s senior debt obligations (after a $10,000,000 cash payment to the lender by the PCI), but the senior lender only granted a contingent release of the liens on the PCI’s assets (see Note 3 “Acquisition of Progressive Concepts, Inc.” for further information on the Company’s debt restructuring). Subsequent to the acquisition of PCI and through May 2008, Teletouch continued to report this senior debt obligation on its financial statements as a result of certain provisions of the contingent release in August 2006, which could have allowed the lender to reinstate the liens at PCI as if they had never been released. In May 2008, the Company was able to secure an additional $5,000,000 revolving credit facility with Thermo Credit, LLC (“Thermo”). However, the proceeds were used primarily to pay $2,000,000 to PCI’s former senior lender to have the liens on the assets of PCI fully and permanently released, and $1,500,000 was used to make an initial payment to the holders of certain redeemable common stock warrants that became due in December 2007. Even upon the Company’s completion of the restructuring of its debt obligations in August 2006 and the subsequent restructuring in May 2008, the Company has only been able to partially improve its working capital deficit and shareholders’ deficit. During fiscal 2008 and continuing into fiscal 2009, the Company has been focusing on evaluating the operations of its PCI subsidiary. The results of these efforts have been successful in eliminating certain unnecessary operating expenses and in increasing margins on product and service revenues by implementing improved controls over pricing and inventory management. The settlement of the dispute with AT&T in June 2007 has resulted in a significant increase in margins on the cellular service billing revenues during both fiscal years 2008 and 2009 as a result of no longer having to pay for certain charges billed by AT&T when customers roamed on networks owned by AT&T (see further discussion under “Settlement of Dispute with AT&T” in Note 6). In addition, the Company has achieved some success in developing new service revenues that have been successful in partially offsetting the declines in service revenues caused by customer attrition. Since June 2007, the Company has experienced higher than normal cellular subscriber attrition due primarily to the launch of the iPhone. Although the iPhone is offered to customers by AT&T, PCI has been denied the approval to sell or activate the iPhone for customers by AT&T. The Company reviews its staffing levels on a quarterly basis and continues to seek ways to consolidate and automate necessary functions in order to control personnel costs. However, as of the date of this Report, the Company believes that its efforts to reduce it operating expenses have been successful and is concerned that further reductions in these expenses would have a negative impact on revenues. Current efforts are focused on seeking additional distribution for existing products lines, including an emphasis on internet marketing. There can be no assurance that the current efforts to increase revenues through new distribution channels will be successful, nor is there any assurance that the trade credit that is currently extended to the Company will be maintained or expanded for fiscal 2009 to facilitate this growth. The Company is continuing to seek additional debt and equity financing to ensure it is able to meet its remaining trade and debt obligations as well as provide sufficient working capital to continue and grow its operations. If it is unsuccessful in its efforts to secure additional financing and the Company’s current credit arrangements are accelerated, the Company may be unable to meet its obligations and might be forced to seek protection from its creditors.

As a result of the above conditions, there exists substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the Company’s financial statements as a result of this uncertainty.

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

Certificates of Deposit-Restricted: From time to time, the Company is required to issue standby letters of credit to it suppliers to secure purchases made under the credit terms provided by these suppliers. The Company deposits funds into a certificate of deposit and instructs that bank to issue the standby letter of credit to the benefit of the supplier. All such funds are reported as restricted funds until such time as the supplier releases the letter of credit requirement. As of May 31, 2008 and May 31, 2007, the Company had $400,000 and $411,000, respectively, of cash certificates of deposit securing standby letters of credit with its suppliers.

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

Accounts receivable are presented net of an allowance for doubtful accounts of $480,000 and $527,000 at May 31, 2008 and May 31, 2007, respectively. Based on the information available to the Company, management believes the allowance for doubtful accounts as of those periods are adequate. However, actual write-offs may exceed the recorded allowance.

Reserve for Inventory Obsolescence: Inventories are stated at the lower of cost (primarily on a moving average basis), which approximates actual cost determined on a first-in, first-out (“FIFO”) basis, or fair market value and are comprised of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors including recent sales trends, industry market conditions and economic conditions. In assessing the reserve, management also considers price protection credits the Company has received from the vendor. In addition, management establishes specific valuation allowances for discontinued inventory based on its prior experience liquidating this type of inventory. Through the Company’s wholesale distribution channel, it is successful in liquidating the majority of any inventory that becomes obsolete. The Company has many different electronics suppliers, all of which provide reasonable notification of model changes, which allows the Company to minimize its level of discontinued or obsolete inventory. Inventories are stated on the Company’s consolidated balance sheet net of a reserve for obsolescence of $263,000 and $518,000 at May 31, 2008 and May 31, 2007, respectively. Actual results could differ from those estimates.

The following table reflects the components of finished goods inventory at May 31, 2008 and May 31, 2007 (in thousands):

	May 31, 2008			May 31, 2007
	Cost	Reserve	Net Value	Cost	Reserve	Net Value
Phones and related accessories	$1,262	$—	$1,262	$1,308	$—	$1,308
Automotive products	621	—	621	1,389	—	1,389
Satellite products	29	—	29	98	—	98
Two-way products	563	(39)	524	352	—	352
Other	189	—	189	229	(111)	118

Total inventory and reserves	2,664	(39)	2,625	3,376	(111)	3,265

General obsolescence reserve	—	(224)	(224)	—	(407)	(407)

Total inventory and reserves	$2,664	$(263)	$2,401	$3,376	$(518)	$2,858

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

Indefinite Lived Intangible Assets: The Company only has one category of indefinite lived intangible asset, which is goodwill. Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The SFAS No. 142 goodwill impairment model is a two-step process. The first step compares the fair value of a reporting unit that has goodwill assigned to its carrying value. The fair value of a reporting unit using discounted cash flow analysis is estimated. If the fair value of the reporting unit is determined to be less than its carrying value, a second step is performed to compute the amount of goodwill impairment, if any. Step two allocates the fair value of the reporting unit to the reporting unit’s net assets other than goodwill. The excess of the reporting unit’s fair value over the amounts assigned to its net assets other than goodwill is considered the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the carrying value of its goodwill. Any shortfall represents the amount of goodwill impairment. Under the guidance of SFAS 142, companies are required to test for impairment of intangible assets with indefinite lives at least annually. Teletouch’s only intangible asset with an indefinite life is goodwill, which was acquired in January 2004 as part of the purchase of the two-way radio assets of Delta Communications, Inc. The Company tests this goodwill annually on March 1st, the first day of its fourth fiscal quarter, of each year unless an event occurs that would cause the Company to believe the value is impaired at an interim date.

For the years ended May 31, 2008 and 2007, the Company evaluated the carrying value of its goodwill associated with its two-way business and has concluded that no impairment of its goodwill is required these years. The Company estimates the fair value of its two-way business using a discounted cash flow method. No changes have occurred in the two-way business during 2008 or 2007 that indicated any impairment of the goodwill. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. In evaluating impairment we estimate the sum of the expected future cash flows derived from such goodwill. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. A significant change in cash flows in the future could result in an additional impairment of goodwill.

Definite Lived Intangible Assets: Definite lived intangible assets consist of the contracts with the Company’s cellular carrier, subscriber bases, FCC licenses, internally developed software and loan origination costs, several of which were recorded at the date of acquisition (during 2001) of PCI by its former parent, Progressive Concepts Communications, Inc. (“PCCI”), a Delaware corporation and a company controlled by Robert McMurrey, Chairman and Chief Executive Officer of Teletouch. Intangible assets are carried at cost less accumulated amortization. Amortization on the wireless contracts is computed using the straight-line method over the contract’s life. The estimated useful lives for the intangible assets are as follows:

Wireless contracts and subscriber bases	1-13 years
FCC licenses	9 years
Marketing List	4 years
Non-compete agreements	5 years
Internally developed software	3 years

The Company defers certain direct costs in obtaining loans and amortizes such amounts using the straight-line method over the expected life of the loan, which approximates the effective interest method as follows:

Loan origination costs	2-5 years

The wireless contract intangible assets represent certain contracts that the Company has with its cellular carrier, AT&T, under which the Company is allowed to provide cellular services to its customers. Although the Company has sustained losses over the past several years, management has evaluated this asset in light of the fair value of each of the cellular subscribers that the Company services. Included in the provisions of the primary contract with AT&T (Dallas / Fort Worth market) is a buy-back / penalty provision, which quantifies a value of the subscriber base if AT&T were to terminate the contracts with the Company. Under the terms of the Dallas / Fort Worth market distribution agreement with AT&T, at the expiration of the agreement (currently September 2009), AT&T must continue to provide airtime to the Company as long as the subscribers choose to remain on service, or at AT&T’s option, AT&T can buy-back the subscribers from the Company for $1,000 per subscriber line. This buy-back value contained in the contract significantly exceeds the carrying value of the asset at all periods presented herein. Additionally, in August 2007 the Company obtained an independent valuation of the customer base, which also exceeds the carrying value of this asset at all periods presented herein.

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

The Company’s review of the carrying value of its tangible long-lived assets at May 31, 2008 and May 31, 2007 indicates that the carrying value of these assets will be recoverable through estimated future cash flows. Because of the sustained losses the Company has incurred during the past several years, the Company also reviewed the market value of the assets. In support of the cash flows approach to this evaluation, the market value review also indicates that the carrying value at each period presented herein is not impaired. If the cash flow estimates, or the significant operating assumptions upon which they are based, change in the future, the Company may be required to record impairment charges related to its long-lived assets.

Provision for Income Taxes: The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences, net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods. As of May 31, 2008 and May 31, 2007, the Company has recorded a valuation allowance against the full amount of its net deferred tax assets since it does not forecast taxable income for fiscal year 2009, nor is the Company able to reasonably forecast taxable income beyond next year. The inability to foresee taxable income in future years makes it more likely than not that the Company will not realize its recorded deferred tax assets in future periods.

When the Company is charged interest or penalties related to income tax matters, the Company records such interest and penalties as interest expense in the consolidated statement of operations. As of May 31, 2008 the Company had an immaterial amount of interest and penalties recognized and accrued.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on June 1, 2007. No material adjustment in the liability for unrecognized income tax benefits was recognized as a result of the adoption of FIN 48. At May 31, 2008 the Company’s unrecognized income tax benefits, primarily the result of loss carryforwards, had a full valuation allowance.

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

Revenues and related costs generated through the Company’s billing services are recognized during the period in which the service is rendered. Associated acquisition costs are expensed as incurred. For the Company’s product sales, revenue is recognized at the time of shipment, the customer takes title and assumes risk of loss, terms are fixed and determinable and collectibility is reasonably assured. The Company does not generally grant rights of return. However, PCI offers customers a 30 day return / exchange program for new cellular subscribers in order to match programs put in place by most of the other cellular carriers. During the 30 days, a customer may return all cellular equipment and cancel service with no penalty. Reserves for returns, price discounts and rebates are estimated using historical averages, open return requests, recent product sell-through activity and market conditions. No reserves have been recorded for the 30 day cellular return program since only a very small number of customers utilize this return program and many fail to meet all of the requirements of the program, which include returning the phone equipment in new condition with no visible damage.

Since 1987, the Company, through its subsidiary, PCI, has held agreements with AT&T, which allowed PCI to offer cellular service and customer service to AT&T customers. PCI is compensated for the services it provides based upon sharing a portion of the monthly billings revenues with AT&T. PCI is responsible for the billing and collection of cellular charges from these customers and remits a percentage of the cellular billings generated to AT&T. Based on its relationship with AT&T, the Company has evaluated its reporting of revenues under “Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent,” (“EITF 99-19”) associated with its services attached to the AT&T agreements. Based on its assessment of the indicators listed in EITF 99-19, the Company has concluded that the AT&T services provided by PCI should be reported on a net basis.

Deferred revenue represents prepaid monthly service fees paid by customers.

Concentration of Credit Risk: Teletouch provides cellular and other wireless telecommunications services to a diversified customer base of mid-size to small businesses and individual consumers, primarily in the Dallas / Fort Worth and San Antonio markets in Texas. In addition, the Company sells cellular equipment and consumer electronics products to large base of small to mid size cellular carriers, agents and resellers as well as a large group of smaller electronics and car audio dealers throughout the United States. As a result, no significant concentration of credit risk exists. The Company performs periodic credit evaluations of its customers to determine individual customer credit risks and promptly terminates services for nonpayment. Credit losses have been within management’s expectations and continue to decline as the Company’s higher credit risk individual customer base continues to decline.

Financial Instruments: The Company’s financial instruments consists of certificates of deposit-restricted, accounts receivable, accounts payable, debt and redeemable common stock purchase warrants. Management believes the carrying value of its financial instruments approximates fair value due to the short maturity of the current assets and liability and the reasonableness of the interest rates on the Company’s debt.

Advertising and Pre-opening Costs: Labor costs, costs of hiring and training personnel and certain other costs relating to the opening of new retail locations are expensed as incurred. Additionally, advertising costs are expensed as incurred although the Company is partially reimbursed based on various vendor agreements. Advertising and promotion costs were $1,284,000 and $1,237,000 for the years ended May 31, 2008 and 2007, respectively.

Stock-based Compensation: At May 31, 2008, the Company had two stock-based compensation plans for employees and nonemployee directors, which authorize the granting of various equity-based incentives including stock options and stock appreciation rights.

On June 1, 2006, the Company adopted the provisions of SFAS 123(R) using the modified prospective transition method. SFAS 123(R) requires companies to measure and recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. For share option instruments issued subsequent to the adoption of SFAS 123(R), compensation cost is recognized ratably using the straight-line method over the expected vesting period. For equity options issued prior to the adoption of SFAS 123(R), compensation cost is recognized using a graded vesting method. In addition, pursuant to SFAS 123(R), the Company is required to estimate the amount of expected forfeitures when calculating compensation costs instead of accounting for forfeitures as incurred, which was the previous method. Prior periods are not restated under this transition method. Options previously awarded and classified as equity instruments continue to maintain their equity classification under SFAS 123(R).

The effect of recording stock-based compensation for the twelve months ended May 31, 2008 and 2007 was as follows:

(In thousands, except per share data)	Twelve Months Ended May 31, 2008	Twelve Months Ended May 31, 2007
Stock based compensation expense by type of award:
Management stock options	$100	$149
Director stock options	10	4

Total stock based compensation	$110	$153
Tax effect on stock-based compensation	—	—
Tax effect on net loss	—	—
Stock based compensation included in net loss	$110	$153

Effect on loss per common share - basis and diluted	$(0.002)	$(0.003)

SFAS No. 123(R) requires cash flows resulting from excess tax benefits to be classified as a financing activity. Excess tax benefits are realized from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits as a result of adopting SFAS 123(R) in the 12 months ended May 31, 2008 and 2007 because the Company provided for a full valuation on future tax benefits realized in the United States for both years until it can sustain a level of profitability that demonstrates its ability to utilize the assets.

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. For the 12 months ended May 31, 2008 and May 31, 2007, the Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option pricing model. The Company has determined that the best measure of expected volatility is based on the historical daily volatility of the Company’s common stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for options issued in fiscal year 2008 were 140.79% and in 2007 ranged from 142.8% to 163.5%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107 with the continued use of this method extended under the provisions of Staff Accounting Bulletin No. 110. Under this formula, the expected term is equal to: ((weighted-average vesting term + original contractual term)/2). The expected term used by the Company as computed by this method for options issued in fiscal year 2008 was 5.50 years, and the term for options issued in fiscal year 2007 range from 5.0 years to 6.0 years. The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for options issued in fiscal year 2008 were 3.35% and interest rates for options issued in fiscal year 2007 range from 4.5% to 4.7%. Dividend yield is zero for both 2008 and 2007 options as the Company does not expect to declare any dividends on its common shares in the foreseeable future.

In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption. The Company has estimated an annualized forfeiture rate of 0.0% for the stock options granted to senior management and the Company’s directors in 2008 and 2007. The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

Options exercisable at May 31, 2008 and 2007 totaled 1,078,656 and 1,714,071, respectively. The weighted-average exercise price per share of options exercisable at May 31, 2008 and 2007 was $0.41 and $0.35, respectively, with remaining weighted-average contractual terms of approximately 6.5 years and 8.2 years, respectively.

The weighted-average grant date fair value of options granted during the 12 months ended May 31, 2008 was $0.24.

At May 31, 2008, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $110,000, which will be amortized over the weighted-average remaining requisite service period of 1.25 years.

Income (loss) Per Share: Basic income (loss) per share (“EPS”) is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding and potential shares outstanding. During 2002, the Company issued 6,000,000 redeemable common stock purchase warrants, which remain outstanding as of May 31, 2008 (see Note 13 “Shareholders’ Equity” for discussion of May 2008 agreement to redeem common stock purchase warrants and redemption in June 2008). These securities, prior to their conversion, are considered to be “Participating Securities” under Financial Accounting Standards No. 128 (“FAS 128”) for EPS calculations. The redeemable common stock purchase warrants are considered Participating Securities because the common stock underlying these securities participates in dividends (if declared) at the same rate as the common shareholders. Although these securities meet the definition of Participating Securities under EITF 03-06, since they participate in dividends, in light of the losses from continuing operations for the fiscal years ended May 31, 2008 and 2007 and that there is no contractual obligation for the security holders to share in losses of the Company, they have not been included in the basic loss per share calculations.

Under guidance from SFAS 128, the following securities were outstanding but were not included in the computation of diluted loss per share due to losses from the Company’s continuing operations for fiscal years ended May 31, 2008 and 2007.

	2008	2007
Common stock options	1,565,323	2,749,405
Common stock purchase warrants	6,000,000	6,000,000

	7,565,323	8,749,405

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, “Fair Value Measurements.” This Statement defines fair value and provides guidance for how to measure fair value. SFAS 157 applies to assets and liabilities required or permitted to be measured at fair value under other accounting pronouncements; however, this statement does not provide guidance whether assets and liabilities are required or permitted to be measured at fair value. The provisions of SFAS 157 are effective for the Company on June 1, 2008. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS 141(R). This statement amends SFAS 141, “Business Combinations,” and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) are effective for the Company on June 1, 2009. The Company does not expect the adoption of SFAS 141(R) to have a material impact on its financial statements.

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

In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure financial instruments and certain other items, which may reduce the need to apply complex hedge accounting provisions in order to mitigate volatility in reported earnings. The fair value election is irrevocable and is generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. The provisions of SFAS 159 are effective for the Company on June 1, 2008. The Company does not expect the adoption of SFAS 159 to have a material impact on its financial statements.

NOTE 3 – ACQUISITION OF PROGRESSIVE CONCEPTS, INC.

On August 11, 2006, Teletouch became the owner of all of the issued and outstanding equity securities of PCI, by virtue of the contribution of 100% of the issued and outstanding equity securities of PCI to Teletouch by TLLP, without the issuance of any monetary or stock consideration by Teletouch (the “PCI Acquisition”). Teletouch and TLLP entered into a certain Contribution Agreement (the “CA”). Prior to the CA, TLLP was the beneficial owner of 4,200 shares of common stock, $0.10 par value per share, of PCI, which represented 100% of PCI’s outstanding securities. Under the terms and provisions of the CA, TLLP contributed and Teletouch accepted all such outstanding equity securities of PCI. Upon the closing of the CA, PCI became a wholly-owned subsidiary of Teletouch. Because of the common control of both Teletouch and PCI by TLLP immediately prior to the transaction, the acquisition of PCI is accounted for in a manner similar to a pooling of interests (See Note 1). As a result of the pooling of interests accounting, all intercompany transactions were determined to be insignificant; however, they have been eliminated from all the periods presented.

Immediately preceding the PCI Acquisition, PCI and certain of its affiliates entered into a debt restructuring, pursuant to which (i) PCI paid $10,000,000 of its outstanding debt balance to Fortress Credit Corp., PCI’s senior lender (“Fortress”); (ii) PCI was conditionally released from all of its remaining prior institutional debt, and its assets were conditionally released from all related liens; (iii) PCI entered into a new accounts receivable factoring and security facility (secured by its accounts receivable) with Thermo Credit, LLC (“Thermo”) and (iv) certain prior debt obligations of PCI were assumed by TLLP.

Concurrent with the PCI Acquisition, PCI, Teletouch and Fortress entered into a Transaction Party Agreement (“TPA”), which provided Fortress with certain control over the ongoing operations of Teletouch and PCI as well as provided for the contingent re-instatement of the liens on PCI assets if certain conditions were not maintained by either Teletouch or PCI (see “Transaction Party Agreement” discussion included in Note 10 “Long-Term Debt” for more information). Because of the conditional nature of the release, the debt liability payable to Fortress continued to be presented as a liability of the Company subsequent to the August 2006 acquisition even though TLLP, upon its assumption of the debt, became the obligor to repay the obligation in August 2006. Because the conditions contained in the TPA provided sufficient control over the operations and assets of Teletouch and PCI as well as provided for the contingent re-instatement of the debt and liens at PCI, the Company concluded it was proper to continue to present the debt liability on its Consolidated Balance Sheets until the TPA was terminated on May 16, 2008. The Company was successful in negotiating the termination of the TPA and removed the Fortress debt liability from its financials as of May 16, 2008 (see Note 10 “Long-Term Debt” or Note 13 “Shareholders’ Equity” for discussion of the May 2008 transactions).

In order to raise sufficient cash to make the $10,000,000 payment to Fortress, PCI entered into a factoring facility with Thermo secured by PCI’s accounts receivable, which provided up to approximately $10,000,000 of available advances against PCI’s accounts receivable. On August 11, 2006 approximately $6,200,000 was advanced to PCI under the factoring facility, which was primarily used to make the required payment to Fortress.

In addition, prior to the acquisition of PCI by Teletouch, PCI’s previous subordinated lenders, Stratford Capital Partners, L.P., a Delaware limited partnership (“Stratford”) and Retail & Restaurant Growth Capital, L.P., a Delaware limited partnership (“RRGC”), and agreed to exchange their approximately $9,782,000 of debt in PCI into 4,350,000 shares of Teletouch Common Stock owned by TLLP and a Preferred A Membership Interest of TLLP. PCI accounted for the assumption of the subordinated debt on its balance sheet as a contribution of capital from its parent, TLLP.

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

NOTE 4 – DISCONTINUED PAGING OPERATIONS

At the recommendation of management, on August 19, 2005, the Board of Directors of the Company (the “Board”) approved and authorized the Company’s management to enter into an Asset Purchase Agreement (“APA”) with the Teletouch Paging, LP, a limited partnership, wholly-owned by an unrelated, private Fort Worth, Texas investment group, (the “Buyer”), to sell substantially all of the assets related to the paging business. On August 14, 2006, the Company completed the sale of its paging business. These and other matters are described below.

Sale of Paging Business Agreement Terms

On August 22, 2005, the Company entered into an APA to sell substantially all of the assets of its paging business to Teletouch Paging, LP, a limited partnership, wholly-owned by an unrelated, private Fort Worth, Texas investment group (the “Buyer”).

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

The Buyer’s aggregate consideration for the Acquired Assets was originally contemplated to be approximately $5,250,000 as of August 31, 2005 and would have been payable as follows: (i) $4,000,000 less the cumulative earnings before interest, taxes, depreciation and amortization (“EBITDA”) plus any capital expenditures attributable to the paging business from September 1, 2005 through the closing date to be payable in cash to the Company on the closing date, (ii) $1,200,000 non-interest bearing note payable to the Company due in 12 monthly payments of $100,000 each beginning the earlier of the date that Buyer has satisfied its obligations under its senior borrowings or August 31, 2007 and (iii) the assumption of approximately $50,000 notes payable related to vehicles being sold (collectively, the “Purchase Price”). The $1,200,000 promissory note payable to the Company was to be secured by a lien on the assets subject to customary subordination provisions required by the Buyer’s senior lender. On December 30, 2005, the First Amendment to the APA was executed under which the payment terms of the APA were amended to limit the reductions that can be taken against the cash portion of the consideration so that in no event would such amount be more or less than $2,200,000. Additionally, the First Amendment to the APA provided that the $1,200,000 promissory note would be prepaid at closing. In March 2006, the Second Amendment to the APA was executed, which further amended the payment terms of the APA. The Second Amendment to the APA maintained the cash portion of the consideration at $2,200,000 and re-established the adjustments to the final cash payment due at closing during the period from April 1, 2006 through the closing date. During the period between April 1, 2006 and the closing date, the cash payment would be reduced by the EBITDA of the paging business, reduced by interest charges incurred by the Buyer and increased by any approved capital expenditures related to the paging business. The Second Amendment to the APA also contained the provision that the $1,200,000 million promissory note would be prepaid at closing. Additionally, the Second Amendment allowed for either the Company or the Buyer to terminate the agreement at anytime after June 30, 2006.

The Purchase Price was subject to adjustment based on the Company’s net working capital, as defined in the APA, at closing and the value of any excess net working capital transferred would be paid to the Company by the Buyer within 45 days of closing.

The APA also contains representations and warranties, indemnification and other provisions customary for agreements of this nature.

The parties to the APA also entered into a Management Agreement (“MA”) to facilitate the transition of the paging business operations from Teletouch to the Buyer. Under the MA, the Buyer had the authority, on a limited basis consistent with the effective regulations of the FCC, to implement operational policies and to provide general management services with respect to the day-to-day operations of the Company’s paging operations, subject to reporting to and approval of the Chief Executive Officer of Teletouch and its Board. As its compensation for the management services provided under the MA, the Buyer was entitled to a flat fee each month during the period before the closing date, payable in two equal installments per month, beginning September 2 and 16, 2005, respectively. The term of the MA was from September 1, 2005 to the earlier of: (i) the APA final closing date or (ii) the termination of the APA. In March 2006, the MA was amended to increase the management fee from $50,000 to $100,000 per month beginning April 1, 2006 through the end of the term of the MA. The management fees paid to the Buyer were charged against the EBITDA of the paging business resulting in a reduced offset to be taken by the Buyer against the cash consideration paid under the terms of the APA. From September 1, 2005 through the closing of the sale of the paging assets in August 2006, the Company paid, in total, $750,000 in management fees to the Buyer.

Completion of Sale of Paging Business

Subsequent to and as a result of the acquisition of PCI on August 11, 2006, as discussed above in Note 3 “Acquisition of Progressive Concepts, Inc.,” on August 14, 2006, Teletouch completed the sale of its paging business assets. Prior to closing the Company and the Buyer agreed to compute the EBITDA of the paging business through July 31, 2006 and add to that amount any subsequent collections on accounts receivable through the closing date to arrive at the total reductions to the purchase price. Furthermore, it was agreed that the Company would have no obligation for expenses incurred related to the paging business from August 1, 2006 through the closing date. The total cash consideration of approximately $3,100,000 received by Teletouch at the closing for the acquired assets included a $1,900,000 cash payment and a $1,200,000 prepayment of the promissory note. Under the terms of the Second Amendment to the APA, the stated cash payment of $2,200,000 was reduced by approximately $1,000,000 in EBITDA related to the paging business for the period between April 1, 2006 and July 31, 2006, was increased by $300,000 in capital expenditures for the same period and was further increased by a working capital adjustment of approximately $400,000, resulting in a net cash payment of $1,900,000 due at closing. Subsequent to closing the sale transaction, Teletouch continued to retain certain direct financial obligations under lease agreements and vehicle notes but received a personal guaranty from the owner of the Buyer for the satisfaction of these obligations and gained a subordinate lien in all of the assets of the paging business second to the Buyer’s senior lender until all such obligations were either paid in full or assumed by the Buyer as discussed below. As of the date of this Report, the leases and vehicles have been transferred into the name of the Buyer and the Company holds no financial obligations related to these items.

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

Such collateral includes, without limitation: (i) all personal property, fixtures, inventory, equipment held for lease, raw materials and certain equipment employed in connection with the Buyer’s business, (ii) all of the Buyer’s present and future accounts, accounts receivable, general intangibles, contracts and contract rights, (iii) Buyer’s intellectual property of all description (iv) Buyer’s all other personal property of any nature, including, without limitation, all accounts, deposits, credit balances, contract rights, inventory, general intangibles, goods and equipment and (v) all additions or improvements to the foregoing properties.

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

As of May 31, 2007, all lease obligations and vehicle financing obligations related to the paging business were fully assumed by the Buyer or have expired. As a result, Teletouch has released its subordinate lien and no longer requires the personal guaranty from the Buyer related to these obligations.

Summary results for the paging business are reflected as discontinued operations in the accompanying consolidated statements of operations for the years ended May 31, 2008 and 2007 are as follows:

	Year Ended May 31,
	2008	2007
Gross Revenue	$—	$2,230

Income from discontinued paging operations	$—	$449
Gain on sale of assets related to discontinued paging operations	—	163

Net income from discontinued paging operations	$—	$612

NOTE 5 – DISCONTINUED SECURITY MONITORING OPERATIONS

On September 21, 2005, the Company sold substantially all of its security monitoring operations. The sale transaction also included substantially all of the operating assets of State Hawk. The consideration received from the sale transaction was approximately $12,545,000 of which approximately $1,255,000 or 10% was retained by the buyer as security (the “Holdback”) for any adjustments to or claims against the purchase price in accordance with the terms of the agreement. The Holdback was to be for a period of one year from the effective date of the sale. Within 30 days after the end of the Holdback period, the purchase price was to be reduced by any amounts for which the Company was obligated to indemnify the buyer pursuant to terms of the purchase agreement, limited to the total amount of the Holdback. The $1,255,000 Holdback amount was not included in the recognized gain in 2005 due to its contingent nature. During 2007, the Holdback amount was settled and the Company recorded a gain of $469,000 as final settlement on this transaction, which was offset by a $50,000 adjustment to working capital. On March 23, 2007, the Company received $369,000 as an initial payment on the settlement of the Holdback. The remaining $100,000 balance due to the Company against the Holdback payment will be paid in two installments of which the first was paid on September 22, 2007 and the remaining was paid on September 22, 2008.

We believe that the security monitoring operations of PCI and State Hawk meet the criteria necessary for such entities to qualify as assets held for sale under the specific provision of SFAS 144. Accordingly, the operating results of the security monitoring business are reflected as discontinued operations in our consolidated statements of operations for all periods presented.

Consolidated summary results of operations for the security monitoring business of PCI and State Hawk are reflected as discontinued operations in the accompanying consolidated statements of operations for the years ended May 31, 2008 and 2007 are as follows:

	Year Ended May 31,
	2008	2007
Gross revenue	$—	$—

Gain on sale of assets related to discontinued security monitoring operations	$—	$419
Loss from discontinued security monitoring operations	—	—

Net income from discontinued security monitoring operations	$—	$419

NOTE 6 – RELATIONSHIP WITH CELLULAR CARRIER

The Company is party to 6 distribution agreements with AT&T which allow for the distribution of AT&T wireless services in markets in Texas and Arkansas. The distribution agreements permit the Company to offer cellular phone service and customer service to its customers on behalf of AT&T in exchange for certain compensation and fees. The Company is responsible for the billing and collection of cellular charges from its customers, while remaining liable to AT&T for a percentage of all cellular radio service customer billings. Because of the volume of business transacted with AT&T as well as the revenue generated from AT&T services, there is a significant concentration of credit risk involved with having AT&T as a primary vendor. The Company’s primary distribution agreement with AT&T for the Dallas/Fort Worth, Texas market was amended effective September 1, 1999 with an initial term of 10 years (the “DFW Agreement”). The DFW Agreement provides for automatic 5 year extensions unless either party provides written notice to the other party at least 6 months prior to the expiration of the initial term or the additional renewal term. The initial term of the DFW Agreement will expire in September 2009 and the Company cannot guarantee AT&T will extend the DFW Agreement past the initial term. The remaining distribution agreements with AT&T have varying expiration dates through October 31, 2012. The Company reports its revenues related to the AT&T services on a net basis in accordance with Emerging Issues Task Force Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”) as follows (in thousands):

	Year Ended May 31,
	2008	2007
Gross service, rent and maintenance billings	$65,176	$63,767
Net revenue adjustment (revenue share due to AT&T)	(36,274)	(36,219)

Net service, rent and maintenance revenue	$28,902	$27,548

Gross service, rent and maintenance billings include gross cellular subscription billings, which are measured as the total recurring monthly cellular service charges invoiced to PCI’s wireless subscribers for which a fixed percentage of the dollars invoiced are retained by PCI as compensation for the services it provides to these subscribers and for which PCI takes full (100%) accounts receivable risk before deducting certain revenue sharing amounts that are payable to AT&T under PCI’s current billing and customer service agreements with AT&T.

Settlement of Dispute with AT&T

On June 1, 2007, the Company entered into a Compromise Settlement and Release Agreement (the “Settlement”) with New Cingular Wireless PCS, LLC (successor in interest to Southwestern Bell Wireless Inc.) as General Partner of the Houston Cellular Telephone Company L.P., successor to Dallas SMSA Limited Partnership (referred to as “AT&T”).

In the Settlement the Company had asserted that it had incurred damages in connection with alleged actions of AT&T in connection with the Distribution Agreement between both parties effective September 1, 1999, as amended by the Amendment to Distribution Agreement effective November 12, 1999 (the “Distribution Agreement”). The Company’s claims related to the recovery of amounts previously remitted and/or owed to AT&T with respect to intracompany roaming costs and /or charges. These intracompany roaming charges were being assessed as the Company’s customers were traveling outside their home calling area but still remained in an area covered by cellular systems owned by AT&T. In connection with the allegation, the Company had asserted claims with regard to reimbursement of amounts previously remitted and disputed the amounts owed with respect to such intracompany roaming costs and/or charges. In addition to the claims related to intracompany roaming costs and/or charges, the Company had asserted claims related to various other actions, including but not limited to equipment and availability, rate plan disclosures, additional distribution, the provisions of billing and usage information, claims related to the customers billed by the Company, along with other dealings and transactions between both parties and those arising out of and in connections with the Distribution Agreement (the “Dispute”). Also in the Settlement, AT&T denied liability with respect to the Dispute.

As part of the Settlement, both parties agreed to compromise and settle all disputes, claims or causes of action of any kind asserted or which could have been asserted regarding the Dispute, each without admitting any liability to the other.

The parties agreed to the following:

(1)	Upon execution of the Settlement, both parties entered into a Second Amendment to the Distribution Agreement dated June 1, 2007.

(2)	As part of the terms of the Second Amendment, AT&T agreed to apply certain sections as identified in the Second Amendment that relate to amounts to be remitted to AT&T for intracompany roamer airtime retroactively back to November 1, 2005.

(3)	The parties agreed that upon payment of approximately $4,661,000 by the Company to AT&T on or before June 8, 2007 to settle outstanding payables owed by the Company, net of what the Company had previously made deductions from remittances with respect to certain amounts previously remitted to AT&T, no further amount will be due by either party to the other with respect to such intracompany roaming costs or other charges for the period up to the effective date of the Settlement, except for payments due by the Company for April and May 2007 billing cycles, which were calculated and remitted in accordance with the Second Amendment.

As a result, the Company recognized a gain of $3,824,000 in June 2007 associated with the reversal of previously recognized accrued liabilities. The gain is recorded separately as an offset to Operating Expenses and reported on the Company’s Consolidated Statement of Operations as “Gain on forgiveness of trade obligation” in the Company’s consolidated statements of operations.

The Settlement also contained other provisions customary for agreements of this nature.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at May 31, 2008 and 2007 consisted of the following (in thousands):

	May 31, 2008	May 31, 2007
Land	$774	$774
Buildings and leasehold improvements	3,168	3,217
Two-way infrastructure and equipment	3,538	3,321
Office and computer equipment	836	850
Signs and displays	1,737	1,826
Other	410	440

	$10,463	$10,428
Less:
Accumulated depreciation	(7,253)	(6,807)

	$3,210	$3,621

Depreciation expense was $646,000, and $987,000 in fiscal years 2008 and 2007, respectively.

The following table contains the property, plant and equipment by estimated useful life, net of accumulated depreciation as of May 31, 2008 (in thousands):

	Less than 3 years	3 to 4 years	5 to 9 years	10 to 14 years	15 to 19 years	20 years and greater	Total Net Value
Buildings and leasehold improvements	$134	$28	$189	$—	$—	$1,212	$1,563
Office and computer equipment	27	21	17	—	—	—	65
Two-way infrastructure and equipment	162	47	350	3	—	—	562
Signs & displays	97	—	23	—	—	—	120
Other	68	1	47	—	—	10	126
Land	—	—	—	—	—	774	774

	$488	$97	$626	$3	$—	$1,996	$3,210

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible Assets with Indefinite Lives: The reported goodwill of the Company at May 31, 2008 and 2007 relates entirely to the two-way radio segment and was purchased in the acquisition of the assets of DCAE, Inc., which was completed in January 2004. The Company reported goodwill of $343,000 on its consolidated balance sheet at May 31, 2008 and 2007.

Intangible Assets with Definite Lives: The following is a summary of the Company’s intangible assets as of May 31, 2008 and 2007 that are subject to amortization (in thousands):

	May 31, 2008			May 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Wireless contracts and subscriber bases	$10,258	$(5,546)	$4,712	$10,258	$(4,764)	$5,493
FCC licenses	104	(50)	54	104	(39)	65
PCI marketing list	1,235	(1,235)	—	1,235	(1,235)	—
Loan origination fees	394	(86)	308	328	(20)	308
Non-compete agreements	95	(82)	13	95	(63)	32
Internally developed software	170	(170)	—	170	(170)	—

Balance at May 31, 2008 and May 31, 2007	$12,256	$(7,169)	$5,087	$12,190	$(6,291)	$5,898

Amortization is computed using the straight-line method based on the following estimated useful lives:

Wireless contracts and subscriber bases	1-13 years
FCC licenses	9 years
Marketing list	4 years
Loan origination fees	2-5 years
Non-competition agreements	5 years
Internally-developed software	3 years

Total amortization expense for the years ended May 31, 2008, and 2007 was approximately $878,000 and $912,000, respectively.

Estimated annual amortization expense for the next five fiscal years is as follows (in thousands):

	Year Ending May 31,
	2009	2010	2011	2012	2013
Annual amortization expense	$915	$881	$810	$810	$766

NOTE 9 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of (in thousands):

	May 31, 2008	May 31, 2007
Accrued payroll and other personnel expense	$1,743	$1,528
Accrued state and local taxes	872	766
Unvouchered accounts payable	2,407	1,977
Customer deposits payable	679	640
Accrued and disputed AT&T roamer charges	—	3,790
Other	846	686

Total	$6,547	$9,387

NOTE 10 – LONG-TERM DEBT

Long-term debt at May 31, 2008 and 2007 consists of the following (in thousands):

	2008	2007
Senior debt	$—	$9,878
Vehicle notes	7	48
Thermo revolver	4,863	—
United Commercial Bank debt	2,552	2,650
Jardine Capital Corporation bank debt	643	650
Thermo factoring debt	9,091	8,352

Total long-term debt	17,156	21,578
Less: Current portion	(9,727)	(18,358)

Long-term debt, net	$7,429	$3,220

Current portion of long-term debt at May 31, 2008 and 2007 consists of the following (in thousands):

	2008	2007
Senior debt	$—	$9,878
Vehicle notes	6	36
Thermo revolver	540	—
United Commercial Bank debt	82	85
Jardine Capital Corporation bank debt	8	7
Thermo factoring debt	9,091	8,352

Total current portion of long-term debt	$9,727	$18,358

Original Senior Debt: Effective April 30, 2001, PCI’s former parent company, PCCI, entered into a loan agreement (the “Original Senior Debt Agreement”) with Coast Business Credit (“CBC”), a division of Southern Pacific Bank, that included a credit limit of $25,000,000 in the form of a revolver, term loans and a letter of credit in order to complete the acquisition of PCI and refinance the long-term debt acquired with PCI. The Original Senior Debt Agreement specified certain borrowing limits based on the nature of the borrowing. The $25,000,000 credit limit included an “Alarm Monitoring Services” (“AMS”) and a “Real Property” bridge loan of $3,000,000 and $2,000,000, respectively, (the “term loans”) as well as a trade accounts receivable loan. The AMS business acquired through the purchase of PCI by PCCI was sold in December 2001, and the term loan and the revolver were paid down during the same month. The Original Senior Debt Agreement was amended in December 2001 to reduce the credit limit on the revolver to $19,000,000. The Original Senior Debt Agreement had a maturity date of April 30, 2004 and called for interest rates varying from prime plus 1.25% to prime plus 2% with a floor of 8.5%.

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

Transaction Party Agreement with Fortress: In August 2006, Teletouch and PCI entered into a certain TPA with Fortress. Fortress entered the TPA in its capacities both as agent for certain lenders of and as a lender to TLLP. On August 11, 2006, Fortress conditionally released PCI and its assets from any indebtedness and liens relating to existing debt owed to Fortress by PCI and agreed to look solely to TLLP for the repayment of its debt and imposed a security interest on the assets of TLLP, including TLLP’s shares of Teletouch common stock. In connection with the August 2006 restructuring of PCI’s debt and the acquisition of PCI by Teletouch, Fortress sought assurances from PCI and Teletouch that neither would take actions which in Fortress’ view had the propensity of reducing the value of Fortress’ security. Those assurances took the legal form of the TPA executed by each of Teletouch and PCI with Fortress. The TPA includes the negative covenants (the “Negative Covenants”) discussed below as well as a provision that in the event of a breach by PCI or Teletouch of any of the Negative Covenants, the claims and liens of the lenders and Fortress against PCI under the Loan Agreement between TLLP and Fortress, will be deemed to have been reinstated to the fullest extent available under law. The Negative Covenants to which Teletouch and PCI agreed to be bound included, among other things, commitments not to:

(i)	incur or assume any indebtedness except for certain permitted debt; debt consented to by Fortress in writing in advance in its sole and absolute discretion; and debt relating to advances from either of PCI to Teletouch or Teletouch to PCI;

(ii)	incur or assume any liens on their properties or assets other than certain permitted liens and existing liens;

(iii)	enter into or be a party to any merger, consolidation, reorganization or exchange of stock or assets or sale of assets (expect for certain enumerated transactions, including, but not limited to, the pending sale of Teletouch’s paging assets and PCI reorganization and the Debt Restructuring);

(iv)	except for certain enumerated transactions, sell, assign, transfer, convey or lease any of its properties or assets or those of its subsidiaries (except in the ordinary course of its business consistent with past practice), or any interest in all or any substantial part of its property or that of its subsidiaries, or any of its equity capital or that of its subsidiaries or any other equitable or beneficial interest of any kind of it or any of its subsidiaries, whether now owned or hereafter acquired by it or any of its subsidiaries, in whole or in part, directly or beneficially, or purchase or otherwise acquire all or substantially all of the assets of any other entity or any shares of stock of, or similar interest in, any other Person, provided, however, that the Teletouch Entities may effect sales of assets not in the ordinary course of business in an amount not to exceed in the aggregate $2,000,000;

(v)	make any capital contribution or acquire a beneficial interest in any stock or securities provided, however, that the purchase of short-term investment securities for cash management purposes that are characterized as “cash” or “cash equivalents” under Generally Accepted Accounting Principles shall not be deemed to be a violation of this negative covenant;

(vi)	organize any subsidiaries without Fortress’ prior written consent in its sole and absolute discretion (unless such subsidiaries agreed to be bound by the Negative Covenants);

(vi)	loan, make advances, guarantee or become liable in connection with the obligations or indebtedness, except: (a) as an endorser of negotiable instruments for the payment of money deposited to its bank account for collection in the ordinary course of its business consistent with past practice; (b) trade credit extended in the ordinary course of its business consistent with past practice; (c) the posting of letters of credit, collateralized by cash, issued in the ordinary course of business consistent with past practice and in an aggregate amount outstanding at any time not to exceed $2,000,000; (d) advances made in the usual course of its business to its officers and employees for travel and other out-of-pocket expenses incurred by them on its behalf in connection with such business; or (e) advances made to PCI by Teletouch or by Teletouch to PCI to fund such entity’s ordinary course operations as presently constituted;

(vii)	sell, assign or transfer a security interest or pledge any other equity security, including options, warrants, or any other equity or debt security convertible into or exercisable for any equity security, provided that (i) Teletouch may sell up to 20% of its capital stock for cash in an arm’s length transaction if in connection and simultaneously with such sale, an equal number of the shares in Teletouch held by TLLP are sold to a third party (unless such sale does not occur solely because of the refusal of TLLP or Fortress to accept a bona fide offer for such sale), and such third party is neither related to nor an affiliate of Teletouch or PCI, at a price equal to the amount paid to Teletouch, and the proceeds of the shares sold by TLLP, net of direct expenses of such sale and the actual taxes payable in connection therewith are paid to Lender; and (ii) Teletouch may grant employee stock options, restricted stock or stock appreciation rights pursuant to the terms of the plan now in effect and disclosed to Fortress, and permit the exercise of any stock options heretofore or hereinafter so issued;

(viii)	purchase, redeem or exchange any equity securities or set aside funds for any such purposes, provided, however, that Teletouch is not precluded from taking any action required under the terms of its existing securities and obligations;

(ix)	pay or set aside funds for the purpose of any distribution to its equity holders; and

(x)	modify the compensation payable to executives unless and until the modified compensation (i) is approved by the Compensation Committee of Teletouch’s Board of Directors, consisting of “independent” directors in accordance with the American Stock Exchange listing requirements, and (ii) is in accordance with the recommendations of independent compensation consultants engaged by such committee as reflective of market standards applicable to executives in comparable positions.

Termination of Transaction Party Agreement and Presentation Senior Debt: On May 16, 2008, Teletouch and PCI were successful in negotiating the termination of the TPA with Fortress for a $2,000,000 payment. Prior to this date, both Teletouch and PCI were bound under the terms of the TPA (as discussed in “Transaction Party Agreement with Fortress”). Due to the termination of the TPA, which removed the spring-back provision included in the agreement, the senior debt was removed from the Company’s financial statements. The assumption of the senior debt was accounted for on the Company’s balance sheet as a contribution of capital from the parent, TLLP. Because of the conditional nature of the release granted by Fortress in August 2006, the Senior Debt continued to be presented as an obligation of the Company through May 15, 2008 even though TLLP, upon its assumption of the debt, was obligated to repay the obligation in August 2006 (as discussed above). In accordance with SFAS 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” PCI had to be legally released from being the primary obligor under the Senior Debt in order to de-recognize this liability. Because of the existence of the TPA which allowed Fortress limited control of PCI and Teletouch and a contingent ability to reinstate the debt at PCI, management believed PCI was not fully released from being the primary obligor under the Senior Debt as contemplated by SFAS 140. Therefore, the Company continued to report the Senior Debt as a liability on its balance sheet until the TPA was terminated in May 2008.

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

On February 26, 2008, Teletouch entered into a second amendment to the Factoring Facility to provide for, among other items, (i) an increase to the gross amount of pledged accounts receivable to $15,000,000 with a continuance of the cash advance rate of 85%; (ii) a one time 1.05% discount fee on the gross amount of pledged receivables; (iii) a 0.95% monthly discount fee on the outstanding gross value of in-process billings that have been advanced against and (iv) the extension of the termination date to February 26, 2010 (the “Second Amended Factoring Agreement”).

As of May 31, 2008, the Company had pledged all of its outstanding receivables and had no additional borrowings available under the Thermo Factoring Debt agreement. However, the Company had an additional credit line of approximately $3,700,000 under the current facility if the receivable borrowing base had been available.

United Commercial Bank Debt: Effective May 3, 2007, the Company entered into a loan agreement with United Commercial Bank (the “UCB Bank Debt”) to refinance the Compass Bank Debt in the amount of $2,850,000. As of May 31, 2008, $2,650,000 was funded under this agreement and $2,552,000 was outstanding. The UCB Bank Debt requires monthly payments of $24,493 and bears interest at the prime rate as published in the Wall Street Journal and adjusted from time to time (5.00% at May 31, 2008). The UCB Bank Debt matures in May 2012. The UCB Bank Debt is collateralized by a first lien on a building and land in Fort Worth, Texas owned by the Company.

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

Thermo Revolving Credit Facility: On April 30, 2008, the Company executed a Loan and Security Agreement (the “Thermo Loan Agreement”) with Thermo Credit, LLC, to secure a Revolving Credit Facility providing for initial availability of up to $5,000,000 allowing the Company, on a consolidated basis, to obtain revolving credit loans from Thermo from time to time. Beginning November 30, 2008, the availability under the Thermo Loan Agreement is reduced monthly by an amount equal to the average principal balance outstanding for that month divided by sixty (60) (the “Monthly Step Down”). The annual interest rate on the Thermo Note is the lesser of: (a) the maximum non-usurious rate of interest per annum permitted by applicable Louisiana law or (b) the prime rate plus 8%. Under the terms of the Thermo loan agreement, the Company must maintain certain financial covenants including a net worth of at least $5,000,000 at each fiscal quarter, a debt service coverage ratio that ranges between 1.00 and 1.25 over the life of the agreement and an operating income no less than zero at any fiscal quarter. The purpose of the Revolving Credit Facility is to finance working capital, organizational and other similar needs of Teletouch, including, without limitation, the redemption of the GM Warrants, as discussed below.

In order to secure their repayment obligations under the Thermo Loan Agreement, the Company granted to Thermo a lien and a security interest in substantially all of the Company’s assets, properties, accounts, inventory, goods and the like. The Company also executed a promissory note dated as of the same date payable to the Thermo in the original principal amount of $5,000,000 (the “Thermo Note”). The Thermo Note provides for the monthly payment of interest only through October 31, 2008 and thereafter monthly payments equal to the sum of the Monthly Step Down amount plus any accrued interest. These payments are payable through April 30, 2010 at which date the remaining principal plus any accrued interest are due in full. As of May 31, 2008, the outstanding principal balance borrowed against the Thermo Revolving Credit Facility was $4,863,000.

Vehicle Notes: The Company enters into various vehicle financing arrangements, as necessary, to purchase vehicles for its service technicians. The terms of these financing arrangements extend between 24 and 48 months, and such notes are fully collateralized by the vehicles purchased.

Maturities: Scheduled maturities of long-term debt outstanding at May 31, 2008 are as follows (in thousands):

	TOTAL	2009	2010	2011	2012
United Commercial Bank debt	$2,552	$82	$86	$91	$2,293
Jardine Capital Corporation bank debt	643	8	9	11	615
Thermo factoring debt	9,091	9,091	—	—	—
Thermo revolver	4,863	540	4,323	—	—
Vehicle notes	7	6	1	—	—

	$17,156	$9,727	$4,419	$102	$2,908

NOTE 11 – INCOME TAXES

The components of the Company’s total provision for income taxes for the previous two fiscal years are as follows (in thousands):

	May 31,
	2008	2007
Continuing Operations	$164	$114
Discontinued Operations	—	—

Total provision for income taxes	$164	$114

For continuing operations, the components of the Company’s provision for income taxes are as follows (in thousands):

Loss from continuing operations before income taxes	$(2,911)	$(8,996)

Current:
Federal	—	—
State	164	114

	164	114
Deferred:
Federal	—	—

Provision for income taxes from continuing operations	$164	$114

The Company’s effective tax rate for continuing operations differed from the federal statutory income tax rate as follows (in thousands):

	May 31,
	2008	2007
Income tax benefit at the federal statutory rate	$(990)	$(3,059)
Effect of valuation allowance	1,074	2,474
Permanent differences	8	173
State income taxes, net of federal benefit	108	75
Other	(36)	451

Income tax provision for continuing operations	$164	$114

Teletouch uses the liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences reverse.

Significant components of the Company’s deferred taxes as of May 31, 2008 and May 31, 2007 are as follows (in thousands):

	May 31,
	2008	2007
Deferred Tax Assets:
Current deferred tax assets:
Accrued liabilities	$433	$296
Deferred revenue	34	20
Inventories	87	184
Bad debt reserve	158	174

	712	674
Valuation allowance	(689)	(674)

Current deferred tax assets, net of valuation allowance	23	—

Non-current deferred tax assets:
Net operating loss	11,157	10,154
Intangible assets	150	105
Fixed assets	288	192
Licenses	21	24
Other	2	2

	11,618	10,477
Valuation allowance	(11,536)	(10,477)

Non-current deferred tax assets, net of valuation allowance	82	—

Deferred Tax Liabilities:
Current deferred tax liabilities:
Other	23	—

Non-current deferred tax liabilities:
Fixed assets	82	—

Net Current Deferred Tax Asset	$—	$—

Net Non-Current Deferred Tax Asset	$—	$—

The Company has approximately $32,815,000 of net operating losses at May 31, 2008, which are available to reduce the Company’s future taxable income and will expire in the years 2023 through 2028. The utilization of some of these losses may be limited under the applicable provisions of the Internal Revenue Code.

As of June 1, 2007, the Company adopted the FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 Accounting for Income Taxes" (“FIN 48”). The current Company policy classifies any interest recognized on an underpayment of income taxes and any statutory penalties recognized on a tax position taken as interest expense in its consolidated statements of operations. There was an insignificant amount of interest and penalties recognized and accrued as of May 31, 2008. The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate for the twelve-months ended May 31, 2008, or during the prior three years applicable under FIN 48. The Company has determined it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within twelve months of the adoptions of FIN 48. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Teletouch leases buildings, transmission towers, and equipment under non-cancelable operating leases ranging from one to twenty years. These leases contain various renewal terms and restrictions as to use of the property. Some of the leases contain provisions for future rent increases. The total amount of rental payments due over the lease terms is charged to rent expense on the straight-line method over the term of the leases. The difference between rent expense recorded and the amount paid is recorded as deferred rental expense, which is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. Rent expense was $1,626,000, and $1,152,000 in fiscal years 2008, and 2007, respectively. Future minimum rental commitments under non-cancelable leases, including amounts related to closed stores, are as follows (in thousands):

Payments Due By Period

(in thousands)

	Total	2009	2010	2011	2012	Thereafter
Operating leases	$6,584	$1,148	$725	$523	$377	$3,811

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

Claim by Former Employee: In March 2008, the Company received a demand letter from Keith Cole, former CFO of PCI and General Counsel for the Company. Mr. Cole was terminated in January 2008. Mr. Cole has made a demand for certain compensation that he believed was due prior to his termination. The basis for this claim is certain alleged verbal conversations with management of the Company. The total alleged unpaid compensation amount claimed by Mr. Cole is approximately $455,000. As of the date of this Report, the Company has reached an agreement with Mr. Cole to settle this claim for $80,000 and is in the process of drafting the settlement and release agreement that it will require from Mr. Cole in exchange for this payment.

NOTE 13 – SHAREHOLDERS’ EQUITY

Capital Structure: Teletouch’s authorized capital structure allows for the issuance of 70,000,000 shares of common stock with a $0.001 par value and 5,000,000 shares of preferred stock with a $0.001 par value.

Series C Preferred Stock: At May 31, 2008, no shares of Series C Preferred Stock with a par value of $0.001 are issued and outstanding.

Common Stock Purchase Warrants: In November 2002, the Company issued 6,000,000 redeemable common stock purchase warrants as part of a debt restructuring transaction completed in fiscal year 2003 (the “GM Warrants”). At May 31, 2008, the Company has 6,000,000 GM Warrants issued and outstanding. The GM Warrants were exercisable beginning in December of 2005 and terminating in December of 2010. In December of 2007 or earlier upon specific events, the holder of the GM Warrants may require the Company to redeem the warrants at $0.50 per warrant. Because of this mandatory redemption feature, the Company initially recorded the estimated fair value of the GM Warrants as a long-term liability on its consolidated balance sheet and adjusted the amount to reflect changes in the fair value of the warrants, including accretion in value due to the passage of time, with such changes charged or credited to interest expense through the exercise date of the warrants.

As of December 12, 2007, the 12 holders of the collective 6,000,000 outstanding GM Warrants (collectively, the “GM Warrant Holders”) have had the right to redeem these warrants for an aggregate amount of $3,000,000 in cash or to convert these warrants into an aggregate amount of 6,000,000 shares of Teletouch’s common stock under the terms of their respective warrant agreements. In December 2007, the Company received redemption notices from all of the holders of the GM Warrants. On May 23, 2008, definitive agreements were executed with each of the 12 holders of the GM Warrants (the “Warrant Redemption Payment Agreements”). The Warrant Redemption Payment provides for (i) an initial payment in the total amount of $1,500,000 payable on or before June 2, 2008, (ii) additional 17 equal monthly payments in the amount of $25,000 each, together with interest on the outstanding principal balance at an annual interest rate of 12% beginning July 1, 2008 and (iii) a final single payment in the amount of $1,075,000 due December 1, 2009 (such payments collectively referred to as the “Payments”). The Payments will be divided among each of the GM Warrant Holders based on their proportionate ownership of the previously outstanding GM Warrants. Teletouch’s obligations to make such payments are evidenced by individual promissory notes (the “GM Promissory Notes”) to each of the GM Warrant Holders. In addition, Teletouch will be required to make accelerated payments to the GM Warrant Holders in the event of (i) a sale of Teletouch’s assets not in the ordinary course of its business or (ii) a change of control. The negotiated agreement also contains certain events of default, mutual releases, covenants and other provisions, which are customary for agreements of this nature.

At May 31, 2007 the market value of the 6,000,000 redeemable common stock warrants was approximately $2,300,000 based on a market closing price of Teletouch’s stock at that date of $0.38 per share; therefore, the redemption value of $3,000,000 more closely approximated the fair value of the GM Warrants at May 31, 2007. As of May 31, 2007, $3,000,000 was recorded as a current liability on the Consolidated Balance Sheet under the caption “Current portion of redeemable common stock purchase warrants.” Due to certain conflicting dates in the May 17, 2002 restructuring agreement that provided for the redeemable warrants and the actual warrant agreements issued to the GM Warrant holders in December 2002, the warrants could have become exercisable on the fifth anniversary of the restructuring agreement, which would have caused these warrants to become fully exercisable on May 17, 2007. Due to this possibility, the Company had recorded the full $3,000,000 liability as of May 31, 2007. As of May 31, 2008, following the execution of the Warrant Redemption Payment Agreements discussed above and in accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced,” the Company has reclassified $1,200,000 its $3,000,000 liability under the redeemable common warrants to a long-term liability (leaving $1,800,000 reported as a current liability) to reflect the refinancing of this debt completed in June 2008 under the Warrant Redemption Payment Agreements. On June 2, 2008, the Company paid the $1,500,000 initial payment to the GM Warrant Holders and executed the 12 promissory notes as contemplated under the Warrant Redemption Agreement discussed above.

Registration Rights Agreement: In conjunction with the August 2006 acquisition of PCI and the related exchange of certain subordinated debt at PCI for 4,350,000 shares of Teletouch’s common stock owned by TLLP and Series A Preferred membership units of TLLP, Teletouch, Stratford and RRCG (Stratford and RRGC collectively, the “Series A Holders”) entered into a certain Registration Rights Agreement (the “RRA”). In connection with this exchange, Teletouch agreed to grant to the Series A Holders certain registration rights under the federal securities laws with respect to the securities received by the Holders pursuant to the foregoing arrangement. Namely, the Series A Holders were granted piggy-back registration rights to participate in any underwritten offering and registration of Teletouch’s equity securities under the Securities Act of 1933, as amended (the “Securities Act”), including a shelf registration statement pursuant to Rule 415 under the Securities Act, through August 10, 2010. The RRA excludes a number of different types of registration statements from the piggy-back registration rights provided by the RRA, including but not limited to, any registration statement (i) on Form S-8 or any similar successor form, (ii) filed in connection with the acquisition of or combination with another entity, (iii) required pursuant to an agreement executed between Teletouch, TLLP or Fortress with a purchaser in a so-called “PIPE” private placement transaction for the resale by the investors in the PIPE of securities of the Registrant (a “PIPE Agreement”), to the extent such PIPE Agreement does not provide for the Series A Holders to have registration rights, or (iv) relating to securities offered for the account of Teletouch that is filed prior to August 10, 2008, provided that at least 50% of the securities registered are offered for the account of Teletouch.

The Series A Holders also agreed not to affect any public sale or private offer or distribution of any equity securities of Teletouch during the 10 business days prior to the effectiveness under the Securities Act of any underwritten registration with respect to any of Teletouch’s equity securities or any securities convertible into or exercisable or exchangeable for such equity securities and during such time period after the effectiveness under the Securities Act of any underwritten registration (not to exceed 180 days) as Teletouch and the managing underwriter may agree. To evidence these obligations, each Investor (or its future transferee) agreed to execute and deliver to Teletouch and the underwriters in an underwriting offering such lock-up agreements as may be required.

In May 2008, Teletouch and the Series A Holders amended the RRA in conjunction with entering into a stock lockup agreement with the Series A Holders (see discussion below under “Stock Lockup Agreement” Under this First Amendment to the Registration Rights Agreement dated as of May 16, 2008 (the “RRA Amendment”), Teletouch and the Series A Holders agreed, among other things, (i) to remove limitations on the Series A Holders’ rights to participate in any so-called “PIPE” private placement transaction for the sale of securities of and by Teletouch by extending them “piggy-back” registration rights in connection with such transactions and (ii) to extend the termination date of the RRA to August 11, 2012. The RRA Amendment contained additional terms and provisions customary for agreements of this nature.

Both Teletouch and PCI were bound under the terms of the TPA entered into with Fortress in August 2006 as part of the transactions resulting in PCI becoming a wholly-owned subsidiary of Teletouch. Prior to Teletouch’s acquisition of PCI, Fortress, an agent for certain senior lenders to PCI, agreed to release the assets of PCI from any and all liens in exchange for (i) a $10,000,000 cash repayment of outstanding debt balance and (ii) the assumption of the remaining debt by TLLP. At that time TLLP pledged all of its owned shares of Teletouch’s common stock as collateral against the debt. TLLP owns approximately 80% of the issued and outstanding shares of Teletouch Common Stock. In conjunction with the transactions in August 2006, Fortress also required that Teletouch and PCI enter into the TPA. Under the TPA, Teletouch and PCI were prohibited from taking certain actions or affecting certain transactions absent the prior consent of Fortress. Any default under the TPA would have triggered provisions of the TPA that would have allowed Fortress to reinstate all of the liens and security interests previously granted by PCI to Fortress (the “spring-back provisions”). The TPA among other things precluded Teletouch from increasing the amount of funds that could be borrowed under its debt facilities. In order to close the Thermo Agreements and to release Teletouch and PCI from the restrictions imposed under the TPA, Teletouch and PCI negotiated the termination of the TPA for a $2,000,000 payment to Fortress. Teletouch, PCI and Fortress executed a Waiver, Release and Termination Agreement dated as of May 16, 2008 (the “Termination Agreement”), which among other things (i) irrevocably terminated the TPA, including the spring-back provisions in connection with the acquisition-related debt dating back to the 2006 restructuring, (ii) waived any event of default or breach by PCI or Teletouch under the TPA and (iii) permanently eliminated the consent rights conveyed to Fortress relating to transactions at Teletouch or PCI. The TPA did not contain any early termination penalties. As a result of the termination of the TPA, Teletouch was no longer required to seek consent from Fortress to enter the Thermo Loan, nor will it be required to seek consent from Fortress for any future transactions. Furthermore, because the Termination Agreement removed the spring-back provisions, Teletouch removed the liability represented by the debt owed by Teletouch’s parent to Fortress from its financial statements as of May 16, 2008. The Termination Agreement contained mutual releases and other provisions customary for agreements of this nature. This assumption of debt was accounted for on the balance sheet as a contribution of capital from the parent, TLLP.

Stock Lockup Agreement: Both Teletouch and PCI were bound under the terms of the TPA entered into with Fortress in August 2006 as part of the transactions resulting in PCI becoming a wholly-owned subsidiary of Teletouch. Contemporaneously with the May 16, 2008 agreement between Teletouch and Fortress to terminate the TPA, the Series A Holders, agreed to, among other things, the payment made by Teletouch in conjunction with the termination of the TPA (see Note 10 “Long-Term Debt” for additional discussion). During discussions with the Series A Holders, the Series A Holders had the explicit right to and requested that Teletouch remove any and all restrictions on the sale of their holdings of Teletouch’s common stock. The Series A Holders collectively own 4,350,000 shares of Teletouch’s common stock. The Board and management of Teletouch deemed it not to be in the best interests of Teletouch or its other shareholders to permit the sale of such a large block of its common stock at this time or in the near future. Teletouch and the Series A Holders executed a Lockup Agreement dated as of May 16, 2008 (the “Lockup Agreement”) in exchange for a $270,000 cash payment. The Lockup Agreement restricts the Series A Holders’ from selling or otherwise transferring their securities of Teletouch for a period of 18 months following the effective date of the Lockup Agreement; however, sales of these securities under the terms of the RRA are exempt from the terms of the Lockup Agreement.

Common stock reserved: The following represents the shares of common stock to be issued on an “if-converted” basis at May 31, 2008.

Common Stock Equivalents
Common Stock Purchase Warrants	6,000,000
1994 Stock Option and Stock Appreciation Rights Plan	82,659
2002 Stock Option and Stock Appreciation Rights Plan	1,482,664

7,565,323

NOTE 14 – STOCK OPTIONS

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

On November 7, 2002, the Company’s common shareholders voted to adopt and ratify the Teletouch 2002 Stock Option and Appreciation Rights Plan (the “2002 Plan”). Under the 2002 Plan, Teletouch may issue options, which will result in the issuance of up to an aggregate of 10,000,000 shares of Teletouch’s common stock. The 2002 Plan provides for options, which qualify as incentive stock options (Incentive Options) under Section 422 of the Code, as well as the issuance of non-qualified options (Non-Qualified Options). The shares issued by Teletouch under the 2002 Plan may be either treasury shares or authorized but unissued shares as Teletouch’s Board of Directors may determine from time to time. Pursuant to the terms of the 2002 Plan, Teletouch may grant Non-Qualified Options and Stock Appreciation Rights (SARs) only to officers, directors, employees and consultants of Teletouch or any of Teletouch’s subsidiaries as selected by the Board of Directors or the Compensation Committee. The 2002 Plan also provides that the Incentive Options shall be available only to officers or employees of Teletouch or any of Teletouch’s subsidiaries as selected by the Board of Directors or Compensation Committee. The price at which shares of common stock covered by the option can be purchased is determined by Teletouch’s Compensation Committee or Board of Directors; however, in all instances the exercise price is never less than the fair market value of Teletouch’s common stock on the date the option is granted. To the extent that an Incentive Option or Non-Qualified Option is not exercised within the period in which it may be exercised in accordance with the terms and provisions of the 2002 Plan described above, the Incentive Option or Non-Qualified Option will expire as to the then unexercised portion. In addition, employees that cease their services with the Company and hold vested options will have the ability to exercise their vested options for a period three months after their termination date with the Company.

As of May 31, 2008, approximately 30,659 Non-Qualified Options and 52,000 Incentive Options are outstanding under the 1994 Plan, and approximately 162,664 Non-Qualified Options and 1,320,000 Incentive Options are outstanding under the 2002 Plan.

Stock option activity has been as follows:

	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price per Share
Options outstanding at May 31, 2006	1,761,154	$0.18 - $3.38	$0.46
Options granted to officers and management	1,791,250	$0.12 - $0.39	$0.22
Options granted to directors	40,000	$0.26	$0.26
Options exercised	—	—	—
Options forfeited	(842,499)	$0.24 - $2.67	$0.35

Options outstanding at May 31, 2007	2,749,905	$0.12 - $3.38	$0.46

Options granted to officers and management	—	—	—
Options granted to directors	40,000	$0.24	$0.24
Options exercised	(500,000)	$0.12	$0.12
Options forfeited	(724,582)	$0.12 - $3.38	$0.34

Options outstanding at May 31, 2008	1,565,323	$0.18 - $0.89	$0.40

Exercisable at May 31, 2008	1,078,656		$0.41

Exercisable at May 31, 2007	1,714,071		$0.35

Range of Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares Exercisable	Weighted Average Exercise Price
$0.18 - $0.34	160,661	$0.24	5.77	120,661	$0.24
$0.35 - $0.39	1,180,000	$0.39	7.45	733,333	$0.39
$0.40 - $0.55	180,000	$0.52	6.33	180,000	$0.52
$0.56 - $0.89	44,662	$0.73	6.40	44,662	$0.73

	1,565,323	$0.40	7.12	1,078,656	$0.41

A summary of option activity for the fiscal year ended May 31, 2008 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 1, 2007	2,749,905	$0.33	—
Granted	40,000	0.24	—
Exercised	(500,000)	0.12	—
Forfeited	(724,582)	0.34	—

Outstanding at May 31, 2008	1,565,323	0.40	7.12	$500

Options exercisable at May 31, 2008	1,078,656	$0.41	6.54	$500

The following table summarizes the status of the Company’s non-vested stock options since June 1, 2007:

	Non-vested Options
	Number of Shares	Weighted- Average Fair Value
Non-vested at June 1, 2007	1,035,834	$0.29
Granted	40,000	0.24
Vested	(263,333)	0.37
Forfeited	(325,834)	0.11

Non-vested at May 31, 2008	486,667	$0.38

Upon adoption of SFAS 123(R) on June 1, 2006, the Company began estimating the value of employee stock options on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial disclosure in accordance with SFAS 123. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The Company calculated its expected volatility assumption required in the Black-Scholes model based on the historical volatility of its stock. On June 1, 2006, the Company adopted the modified prospective transition method and recorded approximately $153,000 in stock based compensation expense in the consolidated financial statements for the 12 months ended May 31, 2007. The Company recorded approximately $110,000 in stock based compensation expense for the 12 months ended May 31, 2008.

NOTE 15 – RETIREMENT PLAN

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

The amounts included in operating expense in connection with the Company’s contributions to both the Teletouch Plan and the PCI Plan is approximately $279,000 and $323,000 for the years ended May 31, 2008 and 2007, respectively.

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

The Company entered into certain related party transactions during the fiscal years ended May 31, 2008 and 2007 with PCCI and TLLP, both companies controlled by Robert McMurrey, Chairman and Chief Executive Officer of Teletouch, as follows:

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

In August 2006, TLLP paid certain legal fees on behalf of the Company related to the debt restructuring and the reorganization of its commonly controlled companies. The Company has recorded this $63,000 expense in 2007 and related party payable to TLLP for the same amount. As of May 31, 2008, $62,000 remains payable to TLLP by the Company.

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

The following tables summarize the Company’s operating financial information by each segment for the fiscal years ended May 31, 2008 and 2007 (in thousands):

	Year Ended May 31, 2008
	Segments
	Cellular	Wholesale	Two-way	Corporate	Other	Total
Operating revenues:
Service, rent, and maintenance revenue	$26,644	$—	$1,817	$—	$441	$28,902
Product sales revenue	7,655	13,440	2,547	29	1,950	25,621

Total operating revenues	34,299	13,440	4,364	29	2,391	54,523

Operating expenses:
Cost of service, rent and maintenance (exclusive of depreciation and amortization included below)	8,150	68	1,914	—	235	10,367
Cost of products sold	7,626	11,911	1,865	(4)	1,433	22,831
Selling and general and administrative	6,494	1,582	528	11,081	992	20,677
Depreciation and amortization			241	1,283		1,524
Gain on forgiveness of trade payable obligation				(3,824)		(3,824)
Gain on disposal of assets	—	—	(2)	(34)	—	(36)

Total operating expenses	22,270	13,561	4,546	8,502	2,660	51,539

Operating income (loss) from continuing operations	12,029	(121)	(182)	(8,473)	(269)	2,984

Other expenses:
Debt guarantee termination fee	—	—	—	(2,000)	—	(2,000)
Interest expense, net	—	—	(1)	(3,894)	—	(3,895)

Income (loss) from continuing operations before income tax expense	12,029	(121)	(183)	(14,367)	(269)	(2,911)

Income tax expense	—	—	—	164	—	164

Income (loss) from continuing operations	$12,029	$(121)	$(183)	$(14,531)	$(269)	$(3,075)

	Year Ended May 31, 2007
	Segments
	Cellular	Wholesale	Two-way	Corporate	Other	Total
Operating revenues:
Service, rent, and maintenance revenue	$24,845	$—	$1,697	$—	$1,006	$27,548
Product sales revenue	9,154	13,688	3,085	—	2,769	28,696

Total operating revenues	33,999	13,688	4,782	—	3,775	56,244

Operating expenses:
Cost of service, rent and maintenance (exclusive of depreciation and amortization included below)	9,947	18	1,983	—	1,197	13,145
Cost of products sold	8,849	12,218	2,126	—	1,930	25,123
Selling and general and administrative	7,431	1,579	645	10,398	1,280	21,333
Depreciation and amortization	381	11	240	1,203	64	1,899
Loss (gain) on disposal of assets	—	—	(7)	14		7

Total operating expenses	26,608	13,826	4,987	11,615	4,471	61,507

Operating income (loss) from continuing operations	7,391	(138)	(205)	(11,615)	(696)	(5,263)

Interest expense, net	—	—	(15)	(3,718)	—	(3,733)

Income (loss) from continuing operations before income tax expense	7,391	(138)	(220)	(15,333)	(696)	(8,996)

Income tax expense	—	—	—	114	—	114

Income (loss) from continuing operations	$7,391	$(138)	$(220)	$(15,447)	$(696)	$(9,110)

The Company identifies its assets by segment. Significant assets of the Company’s corporate offices include cash, property and equipment and loan origination costs. The Company’s assets by segment as of May 31, 2008 and May 31, 2007 are as follows:

	Year Ended May 31, 2008			Year Ended May 31, 2007
	Total Assets	Property and Equipment, net	Intangible Assets, net	Total Assets	Property and Equipment, net	Intangible Assets, net
Segment
Cellular	$15,938	$325	$4,698	$15,807	$553	$5,456
Two-way	2,160	512	424	1,937	637	477
Wholesale	2,043	—	—	2,885	1	—
Corporate	8,269	2,354	308	11,242	2,376	308
Other	159	19	—	431	54	—

Totals	$28,569	$3,210	$5,430	$32,302	$3,621	$6,241

During fiscal year 2008, the Company did not have a single customer that represented more than 10% of total segment revenues.

NOTE 18 – SUBSEQUENT EVENTS

Note Receivable from Mobui Corporation

On October 3, 2008, Telteouch loaned $60,000 to Mobui Corporation, a privately held Washington corporation (“Mobui”) in return for a promissory note payable bearing an annual interest rate of 14% with all principal an accrued interest payable upon demand of Teletouch anytime after November 2, 3008 (the “Note”). The Note was secured by substantially all of the assets of Mobui, excluding certain intellectual property, and by personal guarantees from the founders of Mobui. Mobui was founded in July 2008 and is an advanced mobile applications development and content delivery company with a growing catalogue of proprietary mobile applications, content and delivery platforms, including those for the Apple, Inc.’s iPhone, Research In Motion Ltd.’s Blackberry devices, the new Google, Inc. Android G1, among hundreds of other handset types from virtually all leading manufacturers.

Through October 30, 2008, Teletouch provided 3 additional rounds of financing for Mobui totaling $190,000 and the Note was amended each time to reflect the new principal balance as of that funding. On October 30, 2008, Teletouch received the Third Amended Note from Mobui payable to Teletouch on demand after November 10, 2008 in the amount of $250,000 plus all accrued and unpaid interest. All other terms contained in the Third Amended Note remained the same as the Note. On December 22, 2008, Teletouch agreed to a Fourth Amended Note under which the maturity date was extended to December 22, 2009 and the annual interest rate was reduced to 12%. As an incentive for Teletouch to enter into the Fourth Amended Note, Mobui reimbursed all legal fees incurred by Teletouch in preparing these agreements by transferring title to certain computer assets to Teletouch and issued shares of Mobui common stock to Teletouch. On January 6, 2009, Teletouch again amended the Note to reflect an additional funding of $105,000 to Mobui to provide for certain working capital needs by entering into a Fifth Amended Note in the revised amount of $355,000. The terms of the Fifth Amended Note provide for the repayment of $105,000 in principal and any unpaid accrued interest by February 6, 2009 with the remaining principal and interest continuing to be due on December 22, 2009. To entice Teletouch to enter the Fifth Amended Note and provide the additional financing, Mobui issued additional shares of its common stock to Teletouch thereby increasing Teletouch’s minority equity stake in Mobui. In addition, under the modified terms of the Fifth Amended Note, Mobui was required to name Thomas A. Hyde, Jr., the Company’s President and Chief Operating Officer to its Board of Directors and provide Teletouch control over Mobui’s depository accounts through the remaining term of the Fifth Amended Note. On January 15, 2009, Teletouch amended the Note once again to reflect an additional funding of $60,000 to Mobui. The Sixth Amended Note revised the total Note amount to $415,000 and provided for the repayment of $165,000 in principal and any unpaid accrued interest by July 15, 2009. The remaining principal and interest continues to be due on December 22, 2009. Since Teletouch agreed to enter into a Sixth Amended Note, Mobui again issued additional shares of its common stock to Teletouch to increase the equity it holds in Mobui.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 16, 2009.

TELETOUCH COMMUNICATIONS, INC.

By:	/s/ Robert M. McMurrey
Robert M. McMurrey, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas A. Hyde, Jr.	President, Chief Operating Officer	January 16, 2009
Thomas A. Hyde, Jr.

/s/ Douglas E. Sloan	Chief Financial Officer	January 16, 2009
Douglas E. Sloan

/s/ Clifford E. McFarland	Director	January 16, 2009
Clifford E. McFarland

/s/ Henry Y.L. Toh	Director	January 16, 2009
Henry Y.L. Toh

/s/ Marshall G. Webb	Director	January 16, 2009
Marshall G. Webb

Index to Exhibits

The following exhibits are included with this report:

21	Subsidiaries

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)

32.1	Certification pursuant to 1350, Chapter 63, Title 18 of U.S. Code

32.2	Certification pursuant to 1350, Chapter 63, Title 18 of U.S. Code