Form 10-Q
period 2008-08-31
TELETOUCH COMMUNICATIONS INC
filed 2009-03-27
CIK 928659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-13436

TELETOUCH COMMUNICATIONS, INC.

(Exact name of registrant in its charter)

Delaware	75-2556090
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5718 Airport Freeway, Fort Worth, Texas 76117 (800) 232-3888

(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date: Common Stock, $0.001 par value, 49,051,980 shares at February 28, 2009.

TELETOUCH COMMUNICATIONS, INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements and information relating to Teletouch Communications, Inc. and its subsidiaries that are based on management’s beliefs as well as assumptions made by and information currently available to management. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to Teletouch Communications, Inc. or its management, are forward-looking statements. Although these statements are based upon assumptions management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including, but not limited to, those factors set forth below under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the discussion under “Risk Factors”.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

ASSETS

	August 31, 2008	May 31, 2008
CURRENT ASSETS:

Cash	$4,466	$4,729
Certificates of deposit-restricted	400	400
Accounts receivable, net of allowance of $734 at August 31, 2008 and $480 at May 31, 2008	7,660	8,185
Unbilled accounts receivable	3,152	3,135
Inventories, net of reserve of $260 at August 31, 2008 and $263 at May 31, 2008	2,220	2,401
Notes receivable	13	—
Prepaid expenses and other current assets	793	829

Total Current Assets	18,704	19,679

LONG-TERM RECEIVABLE -RELATED PARTY	250	250

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $7,366 at August 31, 2008 and $7,253 at May 31, 2008	3,189	3,210

GOODWILL	343	343

INTANGIBLE ASSETS, net of accumulated amortization of $7,407 at August 31, 2008 and $7,169 at May 31, 2008	4,849	5,087

TOTAL ASSETS	$27,335	$28,569

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	August 31, 2008	May 31, 2008
CURRENT LIABILITIES:

Accounts payable	$11,038	$10,156
Accounts payable-related party	32	62
Accrued expenses and other current liabilities	6,362	6,547
Current portion of long-term debt	10,145	9,727
Deferred revenue	386	400
Current portion of redeemable common stock purchase warrants	—	1,800

Total Current Liabilities	27,963	28,692

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	8,528	7,429
Redeemable common stock purchase warrants	—	1,200

Total Long Term Liabilities	8,528	8,629

TOTAL LIABILITIES	36,491	37,321

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ DEFICIT:
Common stock, $.001 par value, 70,000,000 shares authorized, 49,916,189 shares issued and 49,051,980 shares outstanding at August 31, 2008 and May 31, 2008	50	50
Additional paid-in capital	50,766	50,724
Treasury stock, 864,209 shares held at August 31, 2008 and May 31, 2008	(185)	(185)
Accumulated deficit	(59,787)	(59,341)

Total Shareholders’ Deficit	(9,156)	(8,752)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$27,335	$28,569

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share amounts)

(unaudited)

	Three Months Ended August 31,
	2008	2007
Operating revenues:
Service, rent, and maintenance revenue	$7,001	$7,457
Product sales revenue	5,885	7,448

Total operating revenues	12,886	14,905

Operating expenses:
Cost of service, rent and maintenance (exclusive of depreciation and amortization included below)	2,435	2,956
Cost of products sold	5,303	6,514
Selling and general and administrative	4,504	5,677
Depreciation and amortization	374	417
Gain on forgiveness of trade payable obligation to AT&T	—	(3,824)
Gain on disposal of assets	—	(16)

Total operating expenses	12,616	11,724

Operating income	270	3,181

Interest expense, net	(635)	(1,030)

Income (loss) before income tax expense	(365)	2,151
Income tax expense	81	60

Net income (loss)	$(446)	$2,091

Participation rights of common stock purchase warrants in undistributed earnings	—	(224)

Net income (loss) applicable to common shareholders	$(446)	$1,867

Income (loss) per share applicable to common shareholders:
Basic	$(0.01)	$0.04

Diluted	$(0.01)	$0.03

Weighted average shares outstanding:
Basic	49,051,980	48,571,545

Diluted	49,051,980	55,095,315

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended August 31,
	2008	2007
Operating Activities:
Net income (loss)	$(446)	$2,091
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	374	417
Non-cash compensation expense	42	30
Non-cash interest expense	38	424
Non-cash gain on forgiveness of a trade payable obligation to AT&T	—	(3,824)
Provision for losses on accounts receivable	266	243
Provision for inventory obsolescence	53	(28)
Gain on disposal of assets	—	(16)
Changes in operating assets and liabilities, net of acquisitions:

Accounts receivable, net	242	(711)
Inventories	128	(10)
Prepaid expenses and other assets	36	(12)
Accounts payable	852	(5,037)
Accrued Expenses and other current liabilities	(223)	1,540
Deferred revenue	(14)	(10)

Net cash provided by (used in) operating activities	1,348	(4,903)

Investing Activities:
Purchases of property and equipment	(115)	(117)
Net proceeds from sale of assets	—	14
Issuance of notes receivable	(13)	—

Net cash used in investing activities	(128)	(103)

Financing Activities:
Net (payments on) proceeds from borrowings	(132)	386
Proceeds from long-term debt	250	—
Payments on short-term debt	(3)	(4)
Payments on long-term debt	(98)	(32)
Payments on redeemable common stock purchase warrants	(1,500)	—

Net cash provided by (used in) financing activities	(1,483)	350

Net decrease in cash	(263)	(4,656)
Cash at beginning of period	4,729	7,824

Cash at end of period	$4,466	$3,168

Supplemental Cash Flow Data:
Cash payments for interest	$602	$606

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements included herein as of August 31, 2008 and for each of the three months ended August 31, 2008 and 2007, have been prepared by the Company without an audit, pursuant to accounting principles generally accepted in the United States of America and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of Teletouch Communications, Inc. and our wholly-owned subsidiaries (collectively, the “Company” or “Teletouch”). Teletouch Communications, Inc. owns all of the shares of Progressive Concepts, Inc., a Texas corporation (“PCI”), Teletouch Licenses, Inc., a Delaware corporation (“TLI”), Visao Systems, Inc., a Delaware corporation (“Visao”) and TLL Georgia, Inc., a Delaware corporation (“TLLG”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of financial position, results of operations and cash flows for the interim periods presented have been made. The results of operations for the three months ended August 31, 2008, are not necessarily indicative of the results which will be realized for the year ending May 31, 2009.

Some information and footnote disclosures normally included in financial statements or notes thereto prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. We believe, however, that our disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Teletouch’s 2008 Annual Report on Form 10-K.

Financial Condition and Going Concern: The Company had a working capital deficit of approximately $9,259,000 and $9,013,000 at August 31, 2008 and May 31, 2008, respectively, and a shareholders’ deficit of approximately $9,156,000 and $8,752,000 at August 31, 2008 and May 31, 2008, respectively. The Company’s factoring debt obligation with Thermo has been presented as a current liability on the Company’s consolidated balance sheet at August 31, 2008 and May 31, 2008, in accordance with EITF 95-22, because the factoring agreement requires a lockbox agreement under which customer payments on accounts are directed to a lockbox controlled by Thermo and because certain subjective acceleration rights are retained by Thermo under the agreement. However, the stated maturity date of the obligation is February 2010. The factoring debt obligations at August 31, 2008 and May 31, 2008, were approximately $8,959,000 and $9,091,000, respectively. In May 2008, the Company was able to secure an additional $5,000,000 asset based revolving credit facility with Thermo Credit, LLC (“Thermo”), with the proceeds used primarily to pay $2,000,000 to PCI’s former senior lender to have the liens on the assets of PCI fully and permanently released, and $1,500,000 was used to make an initial payment to the holders of certain long-standing redeemable common stock warrants that became due in December 2007. Even upon the Company’s completion of the restructuring of its debt obligations in May 2008, and increasing its debt facility, the Company has only been able to partially improve its working capital deficit and shareholders’ equity deficit. The Company is continuing to seek additional debt and equity financing to ensure it is able to meet its remaining trade and debt obligations in the event that there are changes to its existing credit arrangements as well as provide sufficient working capital to expand its operations. If it is unsuccessful in its efforts to secure additional financing and the Company’s current credit arrangements are accelerated, the Company may be unable to meet its obligations and might be forced to seek protection from its creditors.

During fiscal 2008 and continuing into fiscal 2009, the Company has been focusing on evaluating the operations of its PCI subsidiary. The results of these efforts have been successful in eliminating certain unnecessary operating expenses and in increasing margins on product and service revenues by implementing improved controls over pricing and inventory management. The settlement of the dispute with AT&T in June 2007 has resulted in a significant increase in margins on the cellular service billing revenues during both fiscal years 2008 and 2009 as a result of no longer having to pay for certain charges billed by AT&T when customers roamed on networks owned by AT&T (see further discussion under “Settlement of Dispute with AT&T” in Note 3). In addition, the Company has achieved some success in developing new service revenues that have been successful in partially offsetting the declines in service revenues caused by customer attrition. Since June 2007, the Company has experienced higher than normal cellular subscriber attrition due primarily to the launch of the iPhone. Although the iPhone is offered to customers by AT&T, PCI has been denied the approval to sell or activate the iPhone for customers by AT&T. The Company reviews its staffing levels on a quarterly basis and continues to seek ways to consolidate and automate necessary functions in order to control personnel costs. However, as of the date of this Report, the Company believes that its efforts to reduce it operating expenses have been successful and is concerned that further reductions in these expenses would have a negative impact on revenues. Current efforts are focused on seeking additional distribution for existing products lines, including an emphasis on internet marketing. The Company has also begun to expand its cellular carrier relationships beyond AT&T. In January 2009 the Company entered into a new distribution agreement with T-Mobile USA, Inc. (“T-Mobile”) and in February 2009 opened 5 retail locations in Oklahoma selling T-Mobile cellular services. There can be no assurance that the current efforts to increase revenues through new distribution channels will be successful, nor is there any assurance that the trade credit that is currently extended to the Company will be maintained or expanded for fiscal 2009 to facilitate this growth.

In the second half of fiscal year 2009, the Company began aggressively monitoring its credit policies and procedures due to the current negative economic outlook for many individuals and businesses. As of the date of this Report, the Company has seen an increase in the number of uncollectible accounts but believes the number of uncollectible accounts and the related bad debt expense will continue to increase through the remainder of fiscal year 2009 and through the first half of fiscal year 2010, given current economic conditions in the United States and Southwest region in particular. Because the Company continues to incur credit risk through the extension of credit to its customers, the Company will continue to tighten its credit standards which could impair the Company’s ability to increase revenues during the remainder of fiscal year 2009 and continuing into 2010.

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

Certificates of Deposit-Restricted: From time to time, the Company is required to issue standby letters of credit to it suppliers to secure purchases made under the credit terms provided by these suppliers. The Company deposits funds into a certificate of deposit and instructs that bank to issue the standby letter of credit to the benefit of the supplier. All such funds are reported as restricted funds until such time as the supplier releases the letter of credit requirement. As of August 31, 2008 and May 31, 2008, the Company had $400,000, of cash certificates of deposit securing two standby letters of credit with its suppliers.

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

Accounts receivable are presented net of an allowance for doubtful accounts of $734,000 and $480,000 at August 31, 2008 and May 31, 2008, respectively. Based on the information available to the Company, management believes the allowance for doubtful accounts as of those periods are adequate. However, actual write-offs may exceed the recorded allowance.

The Company evaluates its write-offs on an annual basis. In the first quarter of each calendar year, the Company determines which accounts are uncollectible and those balances are written-off against the Company’s allowance for doubtful accounts balance.

Reserve for Inventory Obsolescence: Inventories are stated at the lower of cost (primarily on a moving average basis), which approximates actual cost determined on a first-in, first-out (“FIFO”) basis, or fair market value and are comprised of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors including recent sales trends, industry market conditions and economic conditions. In assessing the reserve, management also considers price protection credits the Company has received from the vendor. In addition, management establishes specific valuation allowances for discontinued inventory based on its prior experience liquidating this type of inventory. Through the Company’s wholesale distribution channel, it is successful in liquidating the majority of any inventory that becomes obsolete. The Company has many different electronics suppliers, all of which provide reasonable notification of model changes, which allows the Company to minimize its level of discontinued or obsolete inventory. Inventories are stated on the Company’s consolidated balance sheet net of a reserve for obsolescence of $260,000 and $263,000 at August 31, 2008 and May 31, 2008, respectively. Actual results could differ from those estimates.

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

Intangible Assets: Intangible assets are comprised of certain definite lived assets as well as a single indefinite lived asset which is goodwill. Indefinite lived intangible assets are not amortized but evaluated annually (or more frequently) for impairment under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Definite lived intangible assets, including capitalized loan origination costs, wireless contract acquisition costs and FCC license acquisition costs, are amortized over the estimated useful life of the asset and reviewed for impairment upon any triggering event that gives rise to any question as to the assets ultimate recoverability as prescribed under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

Indefinite Lived Intangible Assets: The Company only has one category of indefinite lived intangible asset, which is goodwill. Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. The SFAS 142 goodwill impairment model is a two-step process. The first step compares the fair value of a reporting unit that has goodwill assigned to its carrying value. The fair value of a reporting unit using discounted cash flow analysis is estimated. If the fair value of the reporting unit is determined to be less than its carrying value, a second step is performed to compute the amount of goodwill impairment, if any. Step two allocates the fair value of the reporting unit to the reporting unit’s net assets other than goodwill. The excess of the reporting unit’s fair value over the amounts assigned to its net assets other than goodwill is considered the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the carrying value of its goodwill. Any shortfall represents the amount of goodwill impairment. Under the guidance of SFAS 142, companies are required to test for impairment of intangible assets with indefinite lives at least annually. Teletouch’s only intangible asset with an indefinite life is goodwill, which was acquired in January 2004 as part of the purchase of the two-way radio assets of Delta Communications, Inc. The Company tests this goodwill annually on March 1st, the first day of its fourth fiscal quarter, of each year unless an event occurs that would cause the Company to believe the value is impaired at an interim date.

Definite Lived Intangible Assets: Definite lived intangible assets consist of the contracts with the Company’s cellular carrier, subscriber bases, FCC licenses, internally developed software and loan origination costs, several of which were recorded at the date of acquisition (during 2001) of PCI by its former parent, Progressive Concepts Communications, Inc. (“PCCI”), a Delaware corporation and a company controlled by Robert McMurrey, Chairman and Chief Executive Officer of Teletouch. The Company does not capitalize customer acquisition costs in the normal course of business but would capitalize the purchase costs of acquiring customers from a third party. Intangible assets are carried at cost less accumulated amortization. Amortization on the wireless contracts is computed using the straight-line method over the contract’s life. The estimated useful lives for the intangible assets are as follows:

Wireless contracts and subscriber bases	1-13 years
FCC licenses	9 years
Non-compete agreements	5 years
Internally developed software	3 years

The Company defers certain direct costs in obtaining loans and amortizes such amounts using the straight-line method over the expected life of the loan, which approximates the effective interest method as follows:

Loan origination costs	2-5 years

The wireless contract intangible assets represent certain contracts that the Company has with its cellular carrier, AT&T, under which the Company is allowed to provide cellular services to its customers. Although the Company has sustained losses over the past several years, management has evaluated this asset in light of the fair value of each of the cellular subscribers that the Company services. Included in the provisions of the primary contract with AT&T (Dallas / Fort Worth market) is a buy-back / penalty provision, which quantifies a value of the subscriber base as if AT&T were to terminate the contracts with the Company and buy back the subscribers from PCI. Under the terms of the Dallas / Fort Worth market distribution agreement with AT&T, at the expiration of the agreement (currently September 2009), AT&T must continue to provide airtime to the Company as long as the subscribers choose to remain on service, or at AT&T’s option, AT&T can buy-back the subscribers from the Company for $1,000 per subscriber line. This buy-back value contained in the contract significantly exceeds the carrying value of the asset at all periods presented herein. Additionally, in August 2007 the Company obtained an independent valuation of the customer base, which also exceeds the carrying value of this asset at all periods presented herein.

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

Impairment of Long-lived Assets: In accordance with SFAS 144, the Company evaluates the recoverability of the carrying value of its long-lived assets based on estimated undiscounted cash flows to be generated from such assets. If the undiscounted cash flows indicate an impairment, then the carrying value of the assets evaluated is written-down to the estimated fair value of those assets. In assessing the recoverability of these assets, the Company must project estimated cash flows, which are based on various operating assumptions, such as average revenue per unit in service, disconnect rates, sales productivity ratios and expenses. Management develops these cash flow projections on a periodic basis and reviews the projections based on actual operating trends. The projections assume that general economic conditions will continue unchanged throughout the projection period and that their potential impact on capital spending and revenues will not fluctuate. Projected revenues are based on the Company’s estimate of units in service and average revenue per unit as well as revenue from various new product initiatives. Projected revenues assume a stable to slightly declining cellular service revenue while projected operating expenses are based upon historic experience and expected market conditions adjusted to reflect an expected decrease in expenses resulting from cost saving initiatives.

The most significant long-lived tangible asset owned by the Company is the Fort Worth, Texas corporate office building and the associated land. The Company has received periodic appraisals of the fair value of this property and in each instance the appraised value continues to exceed the carrying value of the property.

Provision for Income Taxes: The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences, net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods. As of August 31, 2008 and May 31, 2008, the Company has recorded a valuation allowance against the full amount of its net deferred tax assets since it does not forecast taxable income for fiscal year 2009, nor is the Company able to reasonably forecast taxable income beyond next year. The inability to foresee taxable income in future years makes it more likely than not that the Company will not realize its recorded deferred tax assets in future periods.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) an interpretation SFAS No. 109, on June 1, 2007. No material adjustment in the liability for unrecognized income tax benefits was recognized as a result of the adoption of FIN 48. At August 31, 2008 and May 31, 2008 the Company’s unrecognized income tax benefits, primarily the result of loss carryforwards, had a full valuation allowance.

On November 1, 2005, the Company became a member of the consolidated tax group of PCCI as a result of PCCI gaining control of over 80% of the outstanding common stock of Teletouch on that date. PCCI gained control of Teletouch’s common stock through the conversion by TLLP, PCCI’s wholly owned subsidiary, of all of its shares of the Company’s outstanding Series C Preferred Stock into 43,500,000 shares of common stock on November 1, 2005. As of November 1, 2005, TLLP was a disregarded entity for federal tax purposes since it was at that time a single member limited liability company (“LLC”). Therefore, the parent of Teletouch for federal tax purposes was deemed to be PCCI. The Company continued to account for its taxes under SFAS 109 and record its deferred taxes on a stand-alone basis while part of PCCI’s consolidated tax group. In August 2006, as a result of certain debt restructuring activities involving TLLP, Teletouch’s direct parent and PCCI’s wholly owned subsidiary, the Company broke from the PCCI tax group due to new TLLP shares that were issued as part of this restructuring, which resulted in TLLP no longer being disregarded for tax purposes. Beginning in August 2006 and through the date of this Report, TLLP is taxed as a partnership and the Company is again separately liable for its federal income taxes.

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

The Company primarily generates revenues by providing billing services and through product sales. Billing services include customer billings for cellular airtime and other recurring services under a master distributor agreement with AT&T. Product sales include sales of cellular telephones, accessories, and car and home audio products through the Company’s retail and wholesale operations.

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

Since 1987, the Company, through its subsidiary, PCI, has held agreements with AT&T, which allowed PCI to offer cellular service and provide the billing and customer services to AT&T subscribers. PCI is compensated for the services it provides based upon sharing a portion of the monthly billings revenues with AT&T. PCI is responsible for the billing and collection of cellular charges from these customers and remits a percentage of the cellular billings generated to AT&T. Based on its relationship with AT&T, the Company has evaluated its reporting of revenues under Emerging Issues Task Force Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” (“EITF 99-19”) associated with its services attached to the AT&T agreements. Based on its assessment of the indicators listed in EITF 99-19, the Company has concluded that the AT&T services provided by PCI should be reported on a net basis.

Deferred revenue represents prepaid monthly service fees paid by customers.

Concentration of Credit Risk: Teletouch provides cellular and other wireless telecommunications services to a diversified customer base of mid-size to small businesses and individual consumers, primarily in the Dallas / Fort Worth and San Antonio markets in Texas. In addition, the Company sells cellular equipment and consumer electronics products to large base of small to mid size cellular carriers, agents and resellers as well as a large group of smaller electronics and car audio dealers throughout the United States. As a result, no significant concentration of credit risk exists. The Company performs periodic credit evaluations of its customers to determine individual customer credit risks and promptly terminates services for nonpayment. Credit losses have been within management’s expectations and continue to decline as the Company’s higher credit risk individual customer base continues to decline. However, due to the current economic environment in the United States, management expects credit losses to increase.

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

Stock-based Compensation: At August 31, 2008 the Company had two stock-based compensation plans for employees and nonemployee directors, which authorize the granting of various equity-based incentives including stock options and stock appreciation rights.

On June 1, 2006, the Company adopted the provisions of SFAS 123(R), “Share Based Payment” (“SFAS 123(R)”) using the modified prospective transition method. SFAS 123(R) requires companies to measure and recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. For share option instruments issued subsequent to the adoption of SFAS 123(R), compensation cost is recognized ratably using the straight-line method over the expected vesting period. For equity options issued prior to the adoption of SFAS 123(R), compensation cost is recognized using a graded vesting method. In addition, pursuant to SFAS 123(R), the Company is required to estimate the amount of expected forfeitures when calculating compensation costs instead of accounting for forfeitures as incurred, which was the previous method. Prior periods are not restated under this transition method. Options previously awarded and classified as equity instruments continue to maintain their equity classification under SFAS 123(R).

SFAS No. 123(R) requires cash flows resulting from excess tax benefits to be classified as a financing activity. Excess tax benefits are realized from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits as a result of adopting SFAS 123(R) in the three months ended August 31, 2008 and 2007 because the Company provided for a full valuation on future tax benefits realized in the United States for both years until it can sustain a level of profitability that demonstrates its ability to utilize the assets.

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. For the three months ended August 31, 2008 the Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The Company did not grant options in the three months ended August 31, 2007. The Company is required to make various assumptions in the application of the Black-Scholes option pricing model. The Company has determined that the best measure of expected volatility is based on the historical daily volatility of the Company’s common stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for options issued in the three months ended August 31, 2008 ranged from 172.6% to 173.7%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107 with the continued use of this method extended under the provisions of Staff Accounting Bulletin No. 110. Under this formula, the expected term is equal to: ((weighted-average vesting term + original contractual term)/2). The expected term used by the Company as computed by this method for options issued in the three months ended August 31, 2008 range from 5.0 years to 6.0 years. The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for options issued in the three months ended August 31, 2008 range from 3.39% to 3.54%. Dividend yield is zero for these options as the Company does not expect to declare any dividends on its common shares in the foreseeable future.

In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption. The Company has estimated an annualized forfeiture rate of 0.0% for the stock options granted to senior management and the Company’s directors in the three months ended August 31, 2008. The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

Options exercisable at August 31, 2008 and May 31, 2008 totaled 1,171,658 and 1,078,656, respectively. The weighted-average exercise price per share of options exercisable at August 31, 2008 and May 31, 2008 was $0.38 and $0.41, respectively, with remaining weighted-average contractual terms of approximately 6.7 years and 6.5 years, respectively.

The weighted-average grant date fair value of options granted during the three months ended August 31, 2008 was $0.19.

At August 31, 2008, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $329,000, which will be amortized over the weighted-average remaining requisite service period of 2.57 years.

Income (loss) Per Share: Basic income (loss) per share (“EPS”) is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding and potential shares outstanding. During 2002, the Company issued 6,000,000 redeemable common stock purchase warrants, which remained outstanding through June 2008 (see Note 11 “Shareholders’ Equity” for discussion of the May 2008 agreement to redeem common stock purchase warrants and redemption in June 2008). These securities, prior to their conversion, are considered to be “Participating Securities” under SFAS No. 128, “Earnings Per Share”(“SFAS 128”) for EPS calculations.

The redeemable common stock purchase warrants are considered Participating Securities because the common stock underlying these securities participates in dividends (if declared) at the same rate as the common shareholders. Because the Company reported a net income in the first quarter of fiscal year 2008, a portion of the net income has been allocated to the participating warrants as if dividends were declared leaving net income applicable to common shareholders for the computation of basic EPS. Due to the fact there is no contractual obligation for the security holders of the warrants to share in losses of the Company and since the warrants were redeemed and converted to long-term debt in the first quarter of fiscal year 2009, they have not been included in the basic loss per share calculations for the three months ended August 31, 2008.

The following table provides a reconciliation of the numerators and the denominators used to calculate basic and diluted loss per share as disclosed in our Consolidated Statement of Operations for the three months ended August 31, 2008 and 2007 (in thousands per share amounts):

	Three Months Ended August 31,
	2008	2007
Numerator:
Net income (loss)	$(446)	$2,091

Participation rights of preferred stock in undistributed earnings (see percentage calculation below)	—	(224)

Numerator for basic net income (loss) per common share—income (loss) available to common shareholders under the two-class method	$(446)	$1,867

Participation rights of preferred stock in undistributed earnings	—	224

Numerator for diluted net income (loss) per common share—income (loss) available to common shareholders under the two-class method	$(446)	$2,091

Denominator:
Denominator for basic net income (loss) per common share—weighted-average shares	49,052	48,572
Effect of dilution due to common stock purchase warrants	—	5,825

Subtotal	49,052	54,397

Percentage of undistributed earnings allocated to common stock purchase warrants	0.0%	10.7%

Effect of dilution due to stock options	—	698

Denominator for diluted net income (loss) per common share—adjusted weighted-average shares	49,052	55,095

Net income (loss) per common share:
Basic	$(0.01)	$0.04

Diluted	$(0.01)	$0.04

The following securities were outstanding but were not included in the computation of diluted earnings per share due to their antidilutive effect (in thousands):

	August 31, 2008	August 31, 2007
Common stock options	3,911	2,580

Recently Issued Accounting Pronouncements Not Yet Effective

In September 2006, FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value and provides guidance for how to measure fair value. SFAS 157 applies to assets and liabilities required or permitted to be measured at fair value under other accounting pronouncements; however, this statement does not provide guidance whether assets and liabilities are required or permitted to be measured at fair value. The provisions of SFAS 157 went into effect for the Company on June 1, 2008. The adoption of SFAS 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

NOTE 3 – RELATIONSHIP WITH CELLULAR CARRIER

The Company is party to 6 distribution agreements with AT&T Mobility, its successors and assigns, which provide for the Company to distribute AT&T wireless services, on an exclusive basis, in major markets in Texas and Arkansas, including the Dallas-Fort Worth, Texas Metropolitan Statistical Area (“MSA”), San Antonio, Texas MSA, Austin, Texas MSA, Houston, Texas MSA, East Texas Regional MSA and Arkansas, including primarily the Little Rock, Arkansas MSA. The distribution agreements permit the Company to offer AT&T cellular phone service with identical pricing characteristics and provide billing customer services to its customers on behalf of AT&T in exchange for certain compensation and fees, which are primarily in the form of a revenue sharing of the core wireless services the Company bills on behalf of AT&T. In addition the Company bills the same subscribers’ additional features and products it offers and retains all revenues related to those certain services and products. The Company is responsible for all of the billing and collection of cellular charges from its customers and remains liable to AT&T for a set percentage of all AT&T related cellular service customer billings. Because of the volume of business transacted with AT&T as well as the revenue generated from AT&T services, there is a significant concentration of credit and business risk involved with having AT&T as a primary vendor. The Company’s largest distribution agreement with AT&T for the Dallas/Fort Worth, Texas MSA was amended effective September 1, 1999 with an initial term of 10 years (the “DFW Agreement”). The DFW Agreement provides for two 5 year extensions unless either party provides written notice to the other party at least 6 months prior to the expiration of the initial term or the additional renewal term, although certain billing services and other obligations continue for many years after the initial term expires. Specifically, under the terms of its distribution agreement with AT&T, the Company is allowed to continue to service its existing subscriber base until these subscribers terminate service with the Company. The initial term of the DFW Agreement will expire in September 2009 and the Company received the required 6 month notice from AT&T in February 2009, stating they will not extend the DFW Agreement with the Company beyond the expiration date. As a result of the natural expiration of the DFW Agreement, the exclusivity requirements under this agreement will terminate in August 2009, which will allow the Company to expand its cellular offerings in the previously AT&T exclusive areas, under new agreements with one or more carriers. However, AT&T has indicated to the Company they would like to maintain a long-term relationship with the Company, under new agreements that would, at a minimum, maintain the Company’s exclusivity with AT&T in all of the markets the Company currently serves under its various

AT&T agreements. The Company and AT&T are currently in discussions on how to structure such new agreements. With respect to the Company’s primary distribution agreement with AT&T, management believes there will be no material affect on these revenues for the foreseeable future above the impact on revenues already being recognized as a result of customer attrition. Since the launch of the iPhone in the summer of 2007, the Company has experienced higher subscriber attrition rates due to customers wanting to acquire the iPhone. AT&T has prohibited the Company from selling the iPhone or servicing any subscribers with an iPhone and has required any of the Company’s customers desiring an iPhone to move their Company provided service to AT&T’s billing services platform. The Company believes these restrictions on the Company and the requirement to make the Company’s customers change their billing services provider are in direct violation of its agreements with AT&T, including specifically the bilateral non-solicitation provision contained in such agreements which provides for a $1,000 per subscriber penalty for these actions. The Company is currently in discussions with AT&T on a resolution to this issue, including appropriate compensation for such customer attrition. The remaining distribution agreements with AT&T have varying expiration dates through October 31, 2012. The Company reports its revenues related to the AT&T services on a net basis in accordance with Emerging Issues Task Force Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”) as follows (in thousands):

	Three Months Ended August 31,
	2008	2007
Gross service, rent and maintenance billings	$15,867	$16,545
Less: Direct costs paid to AT&T	(8,866)	(9,088)

Net service, rent and maintenance revenue	$7,001	$7,457

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

In the Settlement the Company had asserted that it had incurred damages in connection with alleged actions of AT&T in connection with the Distribution Agreement between both parties effective September 1, 1999, as amended by the Amendment to Distribution Agreement effective November 12, 1999 (the “DFW Agreement”). The Company’s claims related to the recovery of amounts previously remitted and/or owed to AT&T with respect to intracompany roaming costs and /or charges. These intracompany roaming charges were being assessed as the Company’s customers were traveling outside their home calling area but still remained in an area covered by cellular systems owned by AT&T. In connection with the allegation, the Company had asserted claims with regard to reimbursement of amounts previously remitted and disputed the amounts owed with respect to such intracompany roaming costs and/or charges. In addition to the claims related to intracompany roaming costs and/or charges, the Company had asserted claims related to various other actions, including but not limited to equipment and availability, rate plan disclosures, additional distribution, the provisions of billing and usage information, claims related to the customers billed by the Company, along with other dealings and transactions between both parties and those arising out of and in connections with the DFW Agreement (the “Dispute”). Also in the Settlement, AT&T denied liability with respect to the Dispute.

As part of the Settlement, both parties agreed to compromise and settle all disputes, claims or causes of action of any kind asserted or which could have been asserted regarding the Dispute, each without admitting any liability to the other.

The parties agreed to the following:

(1)	Upon execution of the Settlement, both parties entered into a Second Amendment to the Distribution Agreement dated June 1, 2007 (the “Second Amendment”).

(2)	As part of the terms of the Second Amendment, AT&T agreed to apply certain sections as identified in the Second Amendment that relate to amounts to be remitted to AT&T for intracompany roamer airtime retroactively back to November 1, 2005.

(3)	The parties agreed that upon payment of approximately $4,661,000 by the Company to AT&T on or before June 8, 2007 to settle outstanding payables owed by the Company, net of what the Company had previously made deductions from remittances with respect to certain amounts previously remitted to AT&T, no further amount will be due by either party to the other with respect to such intracompany roaming costs or other charges for the period up to the effective date of the Settlement, except for payments due by the Company for April and May 2007 billing cycles, which were calculated and remitted in accordance with the Second Amendment.

As a result, the Company recognized a gain of $3,824,000 in June 2007 associated with the reversal of previously recognized accrued liabilities. The gain is recorded separately as an offset to Operating Expenses and reported on the Company’s Consolidated Statement of Operations as “Gain on forgiveness of trade payable obligation to AT&T” in the Company’s consolidated statements of operations.

The Settlement also contained other provisions customary for agreements of this nature.

NOTE 4 – INVENTORY

The following table reflects the components of inventory (in thousands):

	August 31, 2008			May 31, 2008
	Cost	Reserve	Net Value	Cost	Reserve	Net Value
Phones and related accessories	$1,119	$—	$1,119	$1,262	$—	$1,262
Automotive products	659	—	659	621	—	621
Satellite products	33	—	33	29	—	29
Two-way products	632	(39)	593	563	(39)	524
Other	37	—	37	189	—	189

Total inventory and reserves	$2,480	$(39)	$2,441	$2,664	$(39)	$2,625

General obsolescence reserve	—	(221)	(221)	—	(224)	(224)

Total inventory and reserves	$2,480	$(260)	$2,220	$2,664	$(263)	$2,401

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	August 31, 2008	May 31, 2008
Land	$774	$774
Buildings and leasehold improvements	3,157	3,168
Two-way network infrastructure	1,177	1,177
Office and computer equipment	3,227	3,197
Signs and displays	1,737	1,737
Other	483	410

	$10,555	$10,463
Accumulated depreciation	(7,366)	(7,253)

	$3,189	$3,210

Depreciation expense was approximately $136,000 and $197,000 for the three months ended August 31, 2008 and 2007, respectively.

Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method. The following table contains the property, plant and equipment by estimated useful life, net of accumulated depreciation as of August 31, 2008 (in thousands):

	Less than 3 years	3 to 4 years	5 to 9 years	10 to 14 years	15 to 19 years	20 years and greater	Total Net Value
Buildings and leasehold improvements	$120	$14	$176	$—	$11	$1,284	$1,605
Office and computer equipment	102	86	51	—	—	—	239
Two-way network infrastructure	75	43	261	—	—	—	379
Signs & displays	87	21	—	—	—	—	108
Other	51	33	—	—	—	—	84
Land	—	—	—	—	—	774	774

	$435	$197	$488	$—	$11	$2,058	$3,189

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible Assets with Indefinite Lives: In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company performs an annual impairment test of goodwill as well as evaluates this goodwill for recoverability upon any significant change in the business. There were no changes in the carrying amount of intangible assets with indefinite lives for the three months ended August 31, 2008.

The reported goodwill of the Company at August 31, 2008 and May 31, 2008 relates entirely to the two-way radio segment and was purchased in the acquisition of the assets of Delta Communications and Electronics, Inc. which was completed in January 2004. The Company evaluates the recoverability of this goodwill at least once annually on March 1st of each year. There have been no changes in the two-way radio segment during the current quarter that would indicate to the Company that the carrying value of its goodwill may have been impaired during the period.

Intangible Assets with Definite Lives: The following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	August 31, 2008			May 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Wireless contracts and subscriber bases	$10,258	$(5,742)	$4,516	$10,258	$(5,546)	$4,712
FCC licenses	104	(53)	51	104	(50)	54
Wholesale customer list	1,235	(1,235)	—	1,235	(1,235)	—
Loan origination fees	394	(120)	274	394	(86)	308
Non-compete agreements	95	(87)	8	95	(82)	13
Internally-developed software	170	(170)	—	170	(170)	—

Balance at August 31, 2008 and May 31, 2008	$12,256	$(7,407)	$4,849	$12,256	$(7,169)	$5,087

Amortization is computed using the straight-line method based on the following estimated useful lives:

Wireless contracts and subscriber bases	1-13 years
FCC licenses	9 years
Loan origination fees	2-5 years
Non-competition agreements	5 years
Internally-developed software	3 years

Total amortization expense for the three months ended August 31, 2008 and 2007 was approximately $238,000 and $220,000, respectively.

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of (in thousands):

	August 31, 2008	May 31, 2008
Accrued payroll and other personnel expense	$1,380	$1,743
Accrued state and local taxes	1,002	872
Unvouchered accounts payable	2,616	2,407
Customer deposits payable	681	679
Other	683	846

Total	$6,362	$6,547

NOTE 8 – LONG-TERM DEBT

Long-term debt at August 31, 2008 and May 31, 2008 consists of the following (in thousands):

	August 31, 2008	May 31, 2008
Vehicle notes	3	7
Thermo revolver	5,113	4,863
United Commercial Bank debt	2,532	2,552
Jardine Capital Corporation bank debt	641	643
Thermo factoring debt	8,959	9,091
Warrant redemption notes payable	1,425	—

Total long-term debt	18,673	17,156
Less: Current portion	(10,145)	(9,727)

Long-term debt, net	$8,528	$7,429

Current portion of long-term debt at August 31, 2008 and May 31, 2008 consists of the following (in thousands):

	August 31, 2008	May 31, 2008
Vehicle notes	3	6
Thermo revolver	791	540
United Commercial Bank debt	83	82
Jardine Capital Corporation bank debt	9	8
Thermo factoring debt	8,959	9,091
Warrant redemption notes payable	300	—

Total current portion of long-term debt	$10,145	$9,727

In August 2008 the Company amended its Loan and Security Agreement dated as of April 30, 2008 (the “Thermo Revolver”), with Thermo Credit, LLC to increase its funding availability under the asset based revolving credit facility to $5,250,000. On August 29, 2008 the Company was funded an additional $250,000 under the credit facility and as of August 31, 2008 approximately $5,113,000 has been advanced to the Company under this facility.

In June 2008 the Company redeemed the 6,000,000 outstanding GM Warrants and converted a portion of the obligation to long-term debt (see Note 11 “Shareholders’ Equity” for discussion of May 2008 agreement to redeem common stock purchase warrants and redemption in June 2008).

NOTE 9 – INCOME TAXES

Teletouch uses the liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences reverse.

In June 2006, the FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties and accounting in interim periods and requires expanded disclosures with respect to uncertainty in income taxes. The Company adopted FIN 48 effective June 1, 2007.

Significant components of the Company’s deferred taxes are as follows (in thousands):

	August 31, 2008	May 31, 2008
Deferred Tax Assets:
Current deferred tax assets:
Accrued liabilities	$463	$433
Deferred revenue	33	34
Inventories	85	87
Bad debt reserve	244	158

	825	712
Valuation allowance	(807)	(689)

Current deferred tax assets, net of valuation allowance	18	23

Non-current deferred tax assets:
Net operating loss	11,164	11,157
Intangible assets	162	150
Fixed assets	291	288
Licenses	20	21
Other	2	2

	11,639	11,618
Valuation allowance	(11,559)	(11,536)

Non-current deferred tax assets, net of valuation allowance	80	82

Deferred Tax Liabilities:
Current deferred tax liabilities:
Other	18	23

Non-current deferred tax liabilities:
Fixed assets	80	82

Net Current Deferred Tax Asset	$—	$—

Net Non-Current Deferred Tax Asset	$—	$—

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Teletouch leases office space, transmission towers, and equipment under non-cancelable operating leases ranging from one to ten years. These leases contain various renewal terms and restrictions as to use of the property. Some of the leases contain provisions for future rent increases. The total amount of rental payments due over the lease terms is charged to rent expense on the straight-line method over the term of the leases. The difference between rent expense recorded and the amount paid is recorded as deferred rental expense, which is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. Minimum rental commitments under non-cancelable leases are as follows (in thousands):

	Twelve Months Ending August 31,
	Total	2009	2010	2011	2012	Thereafter
Operating leases	$6,242	$975	$671	$484	$342	$3,770

Teletouch is party to various legal proceedings arising in the ordinary course of business. The Company believes there is no proceeding, either threatened or pending, against it that will result in a material adverse effect on its results of operations or financial condition.

In addition to the contractual obligations mentioned above, the Company has the following contingencies:

Claim Asserted Against Use of Hawk Electronics’ Name: In June 2008, the Company was notified of its alleged infringement on the trade name Hawk Electronics. The Company is currently in discussions with the other party and aggressively defending its position that its use of the name in the markets in which it operates is proper. We cannot give any assurance that we will be successful in resolving this matter. If this matter results in litigation and an adverse determination, we may be forced to cease using the Hawk Electronics name wholly or in some markets. Litigation to resolve the infringement claim could result in substantial costs and diversion of resources. Furthermore, an adverse result in an action against the Company may require that we pay substantial damages, cease operating under the Hawk Electronics name and expend significant resources to either license the infringing brand name or develop a non-infringing brand name. Legal costs related to responding to this claim are being charged to expense as incurred and as of the date of this Report, the outcome of this litigation cannot be predicted nor can any final cost to settle this matter be estimated so no accrual has been recorded.

Claim by Former Employee: In March 2008, the Company received a demand letter from Keith Cole, former CFO of PCI and General Counsel for the Company. Mr. Cole was terminated in January 2008. Mr. Cole has made a demand for certain compensation that he believed was due prior to his termination. The basis for this claim is certain alleged verbal conversations with management of the Company. The total alleged unpaid compensation amount claimed by Mr. Cole is approximately $455,000. As of the date of this Report, the Company has reached a preliminary agreement with Mr. Cole to settle this claim for a one time payment of $80,000 and is in the process of drafting the settlement and release agreement that it will require from Mr. Cole in exchange for this payment.

NOTE 11 – SHAREHOLDERS’ EQUITY

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

As of May 31, 2008, following the execution of the Warrant Redemption Payment Agreements discussed above and in accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced,” the Company has classified $1,200,000 of its $3,000,000 liability under the redeemable common warrants as a long-term liability (leaving $1,800,000 reported as a current liability) to reflect the refinancing of this debt completed in June 2008 under the Warrant Redemption Payment Agreements. On June 2, 2008, the Company paid the $1,500,000 initial payment to the GM Warrant Holders and executed the 12 promissory notes as contemplated under the Warrant Redemption Agreement discussed above.

NOTE 12 – STOCK OPTIONS

Teletouch’s 1994 Stock Option and Stock Appreciation Rights Plan (the “1994 Plan”) was adopted in July 1994 and provides for the granting of incentive and non-incentive stock options and stock appreciation rights to officers, directors, employees and consultants to purchase not more than an aggregate of 1,000,000 shares of common stock. The Compensation Committee or the Board of Directors administers the 1994 Plan and has authority to determine the optionees to whom awards will be made, the terms of vesting and forfeiture, the amount of the awards, and other terms. Under the terms of the 1994 Plan, the option price approved by the Board of Directors shall not be less than the fair market value of the common stock at date of grant. Exercise prices in the following table have been adjusted to give effect to the repricing that took effect in December 1999 and November 2001.

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

As of August 31, 2008, approximately 29,327 Non-Qualified Options and 52,000 Incentive Options are outstanding under the 1994 Plan, and approximately 256,998 Non-Qualified Options and 3,573,156 Incentive Options are outstanding under the 2002 Plan.

A summary of option activity for the three months ended August 31, 2008 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 1, 2008	1,565,323	$0.40	—
Three months ended August 31, 2008
Granted	2,398,156	0.19	—
Exercised	—	—	—
Forfeited	(51,998)	0.42	—

Outstanding at August 31, 2008	3,911,481	0.27	8.74	$—

Options exercisable at August 31, 2008	1,171,658	$0.38	6.70	$—

The following table summarizes the status of the Company’s non-vested stock options since June 1, 2008:

	Non-vested Options
	Number of Shares	Weighted- Average Fair Value
Non-vested at June 1, 2008	486,667	$0.36
Granted	2,263,156	0.18
Vested	—	—
Forfeited	(10,000)	0.22

Non-vested at August 31, 2008	2,739,823	$0.22

Upon adoption of SFAS 123(R) on June 1, 2006, the Company began estimating the value of employee stock options on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial disclosure in accordance with SFAS 123. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The Company has elected to estimate the expected life of an award based on the SEC approved “simplified method”. The Company calculated its expected volatility assumption required in the Black-Scholes model based on the historical volatility of its stock. The Company recorded approximately $42,000 and $30,000 in stock based compensation expense in the consolidated financial statements for the three months ended August 31, 2008 and 2007, respectively.

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company entered into certain related party transactions during the fiscal years ended May 31, 2008 and 2007 with PCCI and TLLP, both companies controlled by Robert McMurrey, Chairman and Chief Executive Officer of Teletouch, as follows:

In June 2006, the Company loaned $250,000 to PCCI for the purpose of allowing PCCI to enter into an option agreement with Air-bank, Inc., a non-affiliated prepaid cellular technology company (“Air-bank”). The $250,000 was to be used to secure a management and option agreement with Air-bank providing PCCI the option to acquire up to 55% interest in Air-bank. Beginning in June 2006 and through the date of this Report, the Company also provided certain leased office space to Air-bank. In January 2009 PCCI contributed the receivable due from Air-bank to Teletouch which assigned all claims to the receivable to the Company to retire all of its intercompany obligations due to the Company. In addition Air-Bank owed the Company other balances due to certain operating expenses paid by the Company on their behalf. In January 2009, the Company converted all amounts due from Air-bank into a single promissory note totaling approximately $434,000 as of the date of this Report. The note has an annual interest rate of 15% and is secured by all of the assets of Air-Bank. The note’s initial maturity date is March 31, 2009 with a $250,000 principal payment due at that date with any remaining principal balance and all unpaid accrued interest due on June 30, 2009.

In August 2006, TLLP paid certain legal fees on behalf of the Company related to the debt restructuring and the reorganization of its commonly controlled companies. The Company recorded this $63,000 as a related party payable to TLLP. As of August 31, 2008, $32,000 remains payable to TLLP by the Company.

NOTE 14 – SEGMENT INFORMATION

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

The Company’s wholesale business segment represents its distribution of cellular telephones, accessories, car audio and car security products to other third party customers and distributors.

Two-way radio services represent services provided on the Company’s Logic Trunked Radio (“LTR”) system and the related radio equipment sales as well as radio equipment sales to customers operating their own two-way radio system.

Corporate overhead is reported separate from the Company’s identified segments and this indirect cost is not allocated to the operating segments. The Company’s corporate overhead costs have remained relatively flat for the core corporate functions with the exception of certain professional fees related to non-recurring transactions. The Company’s rationale for not allocating corporate overhead costs to the operating segments is based on its belief that the current overhead costs would remain relatively flat even upon a significant change in one or more of its operating segments due to many factors including the costs of being a publicly traded entity and the fixed cost nature of providing the base level of corporate administrative functions to the Company. The significant overhead costs include expenses from the Company’s cost centers for accounting, information technology, human resources, marketing and office of the President.

The following tables summarize the Company’s operating financial information by each segment for the three months ended August 31, 2008 and 2007 (in thousands):

	Three Months Ended August 31, 2008
	Segments
	Cellular	Wholesale	Two-Way	Corporate	Other	Total
Operating revenues:
Service, rent and maintenance revenue	$6,508	$—	$411	$—	$82	$7,001
Product sales revenue	1,864	3,218	657	—	146	5,885

Total operating revenues	8,372	3,218	1,068	—	228	12,886

Operating expenses:
Cost of service, rent and maintenance (exclusive of depreciation and amortization included below)	1,941	8	455	—	31	2,435
Cost of products sold	1,910	2,845	440	1	107	5,303
Selling and general and administrative	1,423	333	136	2,414	198	4,504
Depreciation and amortization	—	—	57	317	—	374

	5,274	3,186	1,088	2,732	336	12,616

Operating income (loss)	3,098	32	(20)	(2,732)	(108)	270

Interest expense, net	—	—	—	(635)	—	(635)

Income (loss) before income tax expense	3,098	32	(20)	(3,367)	(108)	(365)

Income tax expense	—	—	—	81	—	81

Net income (loss)	$3,098	$32	$(20)	$(3,448)	$(108)	$(446)

	Three Months Ended August 31, 2007
	Segments
	Cellular	Wholesale	Two-Way	Corporate	Other	Total
Operating revenues:
Service, rent and maintenance revenue	$6,842	$—	$446	$—	$169	$7,457
Product sales revenue	2,154	4,101	543	—	650	7,448

Total operating revenues	8,996	4,101	989	—	819	14,905

Operating expenses:
Cost of service, rent and maintenance (exclusive of depreciation and amortization included below)	2,321	27	531	—	77	2,956
Cost of products sold	2,108	3,590	370	—	446	6,514
Selling and general and administrative	1,995	444	113	2,876	249	5,677
Depreciation and amortization	—	—	60	357	—	417
Gain on forgiveness of trade payable obligation to AT&T				(3,824)		(3,824)
Gain On disposal of Assets			—	(16)		(16)

	6,424	4,061	1,074	(607)	772	11,724

Operating income (loss)	2,572	40	(85)	607	47	3,181

Interest expense, net	—	—	—	(1,030)	—	(1,030)

Income (loss) before income tax expense	2,572	40	(85)	(423)	47	2,151

Income tax expense	—	—	—	60	—	60

Net income (loss)	$2,572	$40	$(85)	$(483)	$47	$2,091

Participation rights of common stock purchase warrants in undistributed earnings	—	—	—	(224)	—	(224)

Net income (loss) applicable to common shareholders	$2,572	$40	$(85)	$(707)	$47	$1,867

The Company identifies its assets by segment. Significant assets of the Company’s corporate offices include cash, property and equipment and loan origination costs. The Company’s assets by segment as of August 31, 2008 and May 31, 2008 are as follows:

	August 31, 2008				May 31, 2008
	Total Assets	Property and Equipment, net	Goodwill, net	Intangible Assets, net	Total Assets	Property and Equipment, net	Goodwill, net	Intangible Assets, net
Segment
Cellular	$15,302	$278	$—	$4,386	$15,938	$325	$—	$4,698
Two-way	2,134	554	343	68	2,160	512	343	81
Wholesale	1,781	—	—	—	2,043	—	—	—
Corporate	7,889	2,343	—	395	8,269	2,354	—	308
Other	229	14	—	—	159	19	—	—

Totals	$27,335	$3,189	$343	$4,849	$28,569	$3,210	$343	$5,087

During the three months ended August 31, 2008 and 2007, the Company did not have a single customer that represented more than 10% of total segment revenues.

NOTE 15 – SUBSEQUENT EVENTS

Note Receivable from Mobui Corporation

On October 3, 2008, Teletouch agreed to provide up to $250,000 in financing to Mobui Corporation, a privately held Washington corporation (“Mobui”), in exchange for an equity position in Mobui and loaned an initial $60,000 in return for a promissory note payable bearing an annual interest rate of 14% with all principal and accrued interest payable due upon demand of Teletouch anytime after November 2, 2008 (the “Note”). The Note was secured by substantially all of the assets of Mobui, excluding certain intellectual property, and by personal guarantees from the founders of Mobui. Mobui was founded in July 2008 and is an advanced mobile applications development and content delivery company with a growing catalogue of proprietary mobile applications, content and delivery platforms, including those for the Apple, Inc.’s iPhone, Research In Motion Ltd.’s Blackberry devices, the new Google, Inc. Android G1, among hundreds of other handset types from virtually all leading manufacturers.

Through October 30, 2008, Teletouch provided 3 additional rounds of financing for Mobui totaling $190,000 and the Note was amended each time to reflect the new principal balance as of that funding. On October 30, 2008, Teletouch received the Third Amended Note from Mobui payable to Teletouch on demand after November 10, 2008 in the amount of $250,000 plus all accrued and unpaid interest. All other terms contained in the Third Amended Note remained the same as the Note. On December 22, 2008, Teletouch agreed to a Fourth Amended Note under which the maturity date was extended to December 22, 2009 and the annual interest rate was reduced to 12%. As an incentive for Teletouch to enter into the Fourth Amended Note, Mobui reimbursed all legal fees incurred by Teletouch in preparing these agreements by transferring title to certain computer assets to Teletouch and issued shares of Mobui common stock to Teletouch. On January 6, 2009, Teletouch again amended the Note to reflect an additional funding of $105,000 to Mobui to provide for certain working capital needs by entering into a Fifth Amended Note in the revised amount of $355,000. The terms of the Fifth Amended Note provide for the repayment of $105,000 in principal and any unpaid accrued interest by February 6, 2009 with the remaining principal and interest continuing to be due on December 22, 2009. To entice Teletouch to enter the Fifth Amended Note and provide the additional financing, Mobui issued additional shares of its common stock to Teletouch thereby increasing Teletouch’s minority equity stake in Mobui. In addition, under the modified terms of the Fifth Amended Note, Mobui was required to name Thomas A. Hyde, Jr., the Company’s President and Chief Operating Officer to Mobui’s Board of Directors and provide Teletouch control over Mobui’s depository accounts through the remaining term of the Fifth Amended Note. On January 15, 2009, Teletouch amended the Note once again to reflect an additional funding of $60,000 to Mobui. The Sixth Amended Note revised the total Note amount to $415,000 and provided for the repayment of $165,000 in principal and any unpaid accrued interest by July 15, 2009. The remaining principal and interest continues to be due on December 22, 2009. Since Teletouch agreed to enter into a Sixth Amended Note, Mobui again issued additional shares of its common stock to the Company which increased Teletouch’s equity position in Mobui.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Teletouch has been a provider of telecommunications products and services for over 40 years. Teletouch offers a comprehensive suite of telecommunications products and services including cellular services under the AT&T Mobility® and T-Mobile® retail brands, two-way radio, GPS-telemetry, wireless messaging and public safety/emergency response vehicle products and services throughout the United States. Teletouch’s core-business is acquiring, billing and supporting cellular subscribers under a long-term recurring revenue relationship with AT&T Mobility (“AT&T”). The original distribution agreements between PCI and AT&T have been in place for more than twenty-five years. Through its subsidiary, Progressive Concepts Inc, (“PCI”), the Company is a leading provider of AT&T cellular services (voice, data and entertainment), as well as other mobile, portable and personal electronics products and services to individuals, businesses and government agencies. PCI operates a chain of retail stores and sells under the “Hawk Electronics” brand, through Hawk-branded sub-agents and its own direct sales force and through the Internet at various web sites. As a master distributor for AT&T, the Company controls the entire customer relationship, including initiating and maintaining the cellular service agreements, rating the cellular plans, providing complete customer care, underwriting new account acquisitions and providing multi-service billing, collections and account maintenance. PCI also operates a national wholesale distribution business, known as PCI Wholesale that serves smaller cellular and automotive retailers, car dealers and rural cellular carriers throughout the country. Teletouch’s original business continues to provide two-way radio products and services on its own network in North and East Texas. In late 2007, Teletouch began selling safety and emergency response vehicle products and services business under the brand Teletouch EVP (“Emergency Vehicle Products”). The EVP business is a complementary offering to the Company’s existing two-way radio business, and through 2008, the Company has continued to expand its product lines to include light bars, sirens and other accessories used in or on emergency response vehicles through a number of distribution agreements with manufacturers of these products. Teletouch and its affiliates also hold equity stakes in various cellular-related technology companies, including the mobile applications developer and provider, Mobui Corporation, a Redmond, Washington based corporation.

2009 Business Strategy

Since the August 2006 acquisition of PCI, many personnel and process changes have been completed to allow for and promote organic growth in its current business units. In order to realize this organic growth, the Company has added additional sales personnel and locations, increased its internet marketing activities and enhanced its systems and processes to allow for the timely integration on new product lines and expects to realize returns on these investments during 2009. In addition, several acquisition targets have been identified, which would be complementary to the business. Upon completing and filing all of its delinquent financial reports in calendar year 2009, the Company is hopeful that it will secure the necessary financing to complete one or more of these acquisitions. There is no assurance that any of the acquisitions will be concluded or that the Company will be able to complete and file all of its delinquent financial reports.

As of the date of filing this Report, the core business of Teletouch is providing cellular services to customers through PCI’s distribution agreements with AT&T. The primary distribution agreement with AT&T expires in September 2009, with certain service provisions and other revenue-generating obligations continuing for many years thereafter. The Company has been notified the primary distribution agreement will not be renewed by AT&T and is currently in discussions with AT&T to negotiate a new distribution agreement. Upon expiration of the current distribution agreement, the Company will be allowed to continue to provide services to its existing subscribers until these subscribers terminate service with the Company. As a result, the Company could experience accelerated reductions in its cellular service revenues beginning in September 2009, due to its inability to replace customers that disconnect service in the normal course of business. Because of the potential change in the Company’s cellular services business, the Company is aggressively working to develop its other business units as well as evaluating its alternatives to maintain the recurring revenues generated by its current cellular subscriber base. The Company has begun to expand its cellular carrier relationships beyond AT&T. In January 2009 the Company entered into a new distribution agreement with T-Mobile USA, Inc. and in February 2009 opened 5 retail locations in Oklahoma selling T-Mobile branded cellular services. Based on its current discussions with T-Mobile, the Company plans to open additional retail locations in various markets, including those that are now exclusive to AT&T, but no longer require exclusivity as of September 2, 2009. The Company is also currently in discussions with other top cellular carriers to facilitate its efforts to expand its cellular operations both in and outside of its current markets.

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

RESULTS OF OPERATIONS

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

The majority of the Company’s product sales is generated by PCI’s wholesale operations and is comprised of cellular telephones, cellular accessories and 12 volt mobile electronics, which are sold to smaller dealers and carriers throughout the United States. Within the cellular operations of the Company, product sales are comprised primarily of cellular telephones and accessories sold through PCI’s retail stores, outside salespeople and agents to generate recurring cellular subscription revenues. Two-way radio operations’ products are comprised of radios and service parts for radio communication systems.

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

Cost of providing service, rent and maintenance consists primarily of costs related to supporting the PCI’s cellular subscriber base under the master distributor agreement with AT&T including:

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

•	Costs of the Company’s retail stores including personnel, rents and utilities

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

Service, Rent and Maintenance Revenue for the Three Months Ended August 31, 2008 and 2007

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

(dollars in thousands)	Three Months Ended August 31,				2008 vs 2007
	2008	% of Oper Rev	2007	% of Oper Rev	$ Change	% Change
Service, rent, and maintenance revenue
Cellular operations
Gross cellular subscription billings	$15,374		$15,804		$(430)	-3%
Net revenue adjustment (revenue share due AT&T)	(8,866)		(9,088)		222	-2%

Net revenue reported from cellular subscription billings	6,508	50%	6,716	45%	(208)	-3%
Other service revenue	—	0%	126	1%	(126)	-100%

Cellular operations total service revenues:	6,508	50%	6,842	46%	(334)	-5%

Two-way radio operations	411	3%	446	3%	(35)	-8%
Other operations	82	1%	169	0%	(87)	-51%

Service, rent, and maintenance revenue	$7,001	54%	$7,457	49%	$(456)	-6%

Total operating revenues	$12,886		$14,905		$(2,019)	-14%

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

Service, Rent and Maintenance Revenue Discussion for the Three Months Ended August 31, 2008 and 2007

The 3% decrease in the cellular operation’s gross cellular subscriptions billings resulted primarily from a decrease in monthly access charges of $540,000 quarter over quarter due to a decline in cellular subscribers. The Company had 77,795 cellular subscribers as of August 31, 2008 compared to 83,063 cellular subscribers as of August 31, 2007. In addition the cellular operations experienced a decrease in billings for peak time charges of $199,000, roamer and toll charges of $326,000 and assessment charges $160,000, quarter over quarter. An increase in billings for data charges offset the other billing decreases in the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008. This is a result of the continued migration of PCI’s subscribers to incur wireless data charges which provide the Company with premium revenues. Billings for data charges were $2,482,000 and $1,687,000 for the three months ended August 31, 2008 and 2007, respectively.

The 100% decrease in other services from cellular operations is a direct result of centralizing the installation revenues from the sale of automotive audio equipment into one single business unit during the restructuring of the Company’s business units in the first quarter of fiscal year 2008.

The 8% decline in service, rent and maintenance revenue related to the Company’s two-way radio operations is primarily due to a decrease in service revenues generated from Teletouch’s telemetry business. In fiscal year 2007, the Company decided not to actively support expanding the telemetry operations due to market competition and product development costs. Subsequently, the service revenues from these operations have decreased from a continued decline in the number of telemetry subscribers.

The 51% decrease in service, rent, and maintenance revenue related to the Company’s other operations is directly related to a decrease in installation revenues due to a decline in the demand for aftermarket automotive audio equipment and accessories. In addition the decrease is attributable to the disposal of PCI’s paging operations in the first quarter of fiscal year 2008.

Cost of Service, Rent and Maintenance for the Three Months Ended August 31, 2008 and 2007

Cost of service, rent and maintenance expense consist of the following significant components:

(dollars in thousands)	Three Months Ended August 31,		2008 vs 2007
	2008	2007	Change	% Change
Cost of service, rent and maintenance
Cellular operations	$1,941	$2,321	$(380)	-16%
Two-way operations	455	531	(76)	-14%
Other operations	39	104	(65)	-63%

Total cost of service, rent and maintenance	$2,435	$2,956	$(521)	-18%

Cost of Service, Rent and Maintenance Discussion for the Three Months Ended August 31, 2008 and 2007

The 16% decrease in cost of service, rent and maintenance related to the Company’s cellular operations is directly related to the corresponding decrease in cellular service roamer revenue as well as a decrease in custom feature costs due to the Company changing service providers for the roadside assistance program. The decrease is also related to a reduction in personnel costs due to the restructuring of the Company’s business units in the first quarter of fiscal year 2008. The employee headcount in the cellular customer service department was 84 employees as of August 31, 2008 compared to 107 employees as of August 31, 2007.

The 14% decrease in cost of service, rent and maintenance related to the Company’s two-way operations is primarily due to the restructuring of Company employees during the first quarter of fiscal year 2008. The Company recorded approximately $18,000 in severance expenses in the first quarter of fiscal year 2008 whereas no similar transactions occurred in the first quarter of fiscal year 2009. The decline in network costs associated with the Teletouch telemetry business accounted for an additional $26,000 reduction in the two-way service costs. The decrease in telemetry costs is directly related to a decrease in service revenues generated from the telemetry business due to a decline in the subscriber base.

The 63% decrease in cost of service, rent and maintenance related to the Company’s other operations is due to a continued decline in the subscriber base for long-distance services as well as the disposal of PCI’s paging operations in the first quarter of fiscal year 2008. The Company has decided not to actively expand its long-distance subscriber base and has discontinued offering these services to any of its new customers.

Sales Revenue and Cost of Products Sold for the Three Months ended August 31, 2008 and 2007

(dollars in thousands)	Three Months Ended August 31,				2008 vs 2007
	2008	% of Oper Rev	2007	% of Oper Rev	$ Change	% Change
Product Sales Revenue
Cellular operations	$1,864	14%	$2,154	14%	$(290)	-13%
Wholesale operations	3,218	25%	4,101	28%	(883)	-22%
Two-way radio operations	657	5%	543	4%	114	21%
Other operations	146	2%	650	5%	(504)	-78%

Total product sales revenue	$5,885	46%	$7,448	51%	$(1,563)	-21%

Cost of products sold
Cellular operations	1,910		2,108		(198)	-9%
Wholesale operations	2,845		3,590		(745)	-21%
Two-way radio operations	440		370		70	19%
Other operations	108		446		(338)	-76%

Cost of products sold	$5,303		$6,514		$(1,211)	-19%

Total operating revenues	$12,886		$14,905		$(2,019)	-14%

Sales Revenue and Cost of Products Sold Discussion for the Three Months Ended August 31, 2008 and 2007

Product sales revenue: The 13% decline in product sales from cellular operations is primarily due to a decline in the average selling price of each activated phone and the corresponding cellular accessories. Although cellular phone activations were slightly higher in the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008, cellular product revenues continued their downward trend due to smaller product margins in exchange for customer activations and associated service revenues in a saturated cellular phone market.

The 22% decline in product sales from wholesale operations is attributable to fewer cellular handsets, cellular accessories and car audio equipment sales due to increased competition and lower demand for aftermarket car audio equipment. The unavailability of certain wholesale cellular and audio equipment from certain vendors also contributed to the decline in the wholesale operations product revenue for the first quarter of fiscal year 2009 compared to the same period in the prior year.

The 21% increase in product sales related to the two-way radio operations is primarily due to a $43,000 increase in emergency vehicle product sales quarter over quarter. In addition the two-way radio operations recorded $50,000 in commission revenue from Motorola due to the indirect purchasing of digital two-way equipment related to the City of Longview radio rebanding project.

The 78% decrease in product sales related to the Company’s other operations is due to a decreased demand in aftermarket audio and video products as well as the loss of key sales staff in the Company’s car dealer business.

Cost of products sold: The 19% decrease in total cost of products sold is a direct result of a decrease in product sales revenues across all of the Company’s operating segments.

Selling and General and Administrative Expenses for the Three Months ended August 31, 2008 and 2007

Selling and general and administrative expenses consist of the following significant components:

(dollars in thousands)	Three Months Ended August 31,		2008 vs 2007
	2008	2007	$ Change	% Change
Selling and general and administrative
Salaries and other personnel expenses	$2,883	$3,809	$(926)	-24%
Office expense	526	507	19	4%
Advertising expense	150	328	(178)	-54%
Professional fees	405	361	44	12%
Taxes and licenses fees	59	45	14	31%
Stock-based compensation expense	42	30	12	40%
Other expenses	439	597	(158)	-26%

Total selling and general and administrative	$4,504	$5,677	$(1,173)	-21%

Selling and General and Administrative Expenses Discussion for the Three Months Ended August 31, 2008 and 2007

The 24% decrease in salaries and other personnel expenses is primarily due to the restructuring of the Company’s business units in the first quarter of fiscal year 2008. The Company recorded approximately $34,000 in severance expenses in the first quarter of fiscal year 2009 compared to approximately $311,000 in the first quarter of fiscal year 2008. In addition the Company’s employee headcount contributed to the overall decrease quarter over quarter. The Company had 137 selling, general and administrative employees as of August 31, 2008 compared to182 employees as of August 31, 2007.

The 54% decrease in advertising expense is a direct result of the Company’s shift from a print media driven marketing plan to sponsorships, community involvement marketing programs and online advertising.

The 12% increase in professional fees is due to consulting fees incurred in the first quarter of fiscal year 2009 related to the financial reporting rules under Section 404 of the Sarbanes-Oxley Act of 2002.

The 31% increase in taxes and licenses fees is attributable to a refund recorded in the first quarter of fiscal year 2008 related to overcharges associated with the Universal Service Fund billing. The billing for this program is based upon certain estimated service revenues for each calendar year resulting in an annual billing or refund adjustment for the Company.

The 40% increase in stock-based compensation expense is due to an increase in stock options granted to the Company’s executive management. During the first quarter of fiscal year 2009, the Company granted an additional 2,353,156 in stock options which contributed to the increase in expense quarter over quarter.

The 26% decrease is other expenses is primarily due to a $102,000 debt extension fee paid in the first quarter of fiscal year 2008 related to extending the maturity date of PCI’s former Senior Debt with no similar expense occurring in the first quarter of fiscal year 2009. The decrease in printing expenses quarter over quarter also contributed to the overall decrease in other expenses. Beginning in fiscal year 2008, the Company reduced its practice of using of marketing inserts with the mailing of customer billing

Other Operating Expenses for the Three Months Ended August 31, 2008 and 2007

(dollars in thousands)	Three Months Ended August 31,		2008 vs 2007
	2008	2007	$ Change	% Change
Other Operating Expenses
Depreciation and amortization	$374	$417	$(43)	-10%
Gain on forgiveness of trade payable obligation to AT&T	—	(3,824)	3,824	-100%
Gain on disposal of assets	—	(16)	16	-100%

Total other operating expenses	$374	$(3,423)	$3,797	-111%

Depreciation and amortization: Depreciation and amortization expense as reported is comprised of the following:

(dollars in thousands)	Three Months Ended August 31,		2008 vs 2007
	2008	2007	$ Change	% Change
Other Operating Expenses
Depreciation	$136	$197	$(61)	-31%
Amortization	238	220	18	8%

Total other operating expenses	$374	$417	$(43)	-10%

The 31% decrease in depreciation expense is attributable to the Company’s minimal purchases of fixed assets for two-way infrastructure and computer equipment as well as the age of certain existing capital assets which have become fully depreciated quarter over quarter. The decrease in depreciation expense is offset by an 8% increase in amortization expense related to loan origination costs associated with obtaining a revolving credit facility with Thermo Credit, LLC in May 2008.

Gain on forgiveness of trade payable obligation to AT&T: On June 1, 2007, the Company entered into a Compromise Settlement and Release Agreement (the “Settlement”) with New Cingular Wireless PCS, LLC (successor in interest to Southwestern Bell Wireless Inc.) as General Partner of the Houston Cellular Telephone Company L.P., successor to Dallas SMSA Limited Partnership (referred to as “AT&T”). In the Settlement the Company asserted it had incurred damages in connection with alleged actions of AT&T in connection with the Distribution Agreement between both parties effective September 1, 1999, as amended by the Amendment to Distribution Agreement effective November 12, 1999 (the” Distribution Agreement”). The Company’s claims related to the recovery of amounts previously remitted and/or owed to AT&T with respect to intracompany roaming costs and /or charges. These intracompany roaming charges were being assessed as the Company’s customer’s were traveling outside their home calling area but still remained in an area covered by cellular systems owned by AT&T. In connection with the allegation, the Company asserted claims with regard to reimbursement of amounts previously remitted and disputes the amounts owed with respect to such intracompany roaming costs and/or charges. In addition to the claims related to intracompany roaming costs and/or charges, the Company asserted claims related to various other actions, including but not limited to equipment and availability, rate plan disclosures, additional distribution, the provisions of billing and usage information, claims related to the customers billed by the Company, along with other dealings and transactions between both parties and those arising out of and in connections with the Distribution Agreement (the “Dispute”). Also in the Settlement, AT&T denied liability with respect to the Dispute.

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

Gain on disposal of assets: The Company recognized a gain on the disposal of assets in the first quarter of fiscal year 2008 due to the sale of discontinued video and sound displays which were once located in the Hawk Electronics retail stores. No similar transactions occurred during the first quarter of fiscal year 2009.

Interest Expense, Net of Interest Income for the Three Months Ended August 31, 2008 and 2007

(dollars in thousands)	Three Months Ended August 31,		2008 vs 2007
	2008	2007	$ Change	% Change
Interest Expense
Senior debt	$—	$410	(410)	-100%
Warrant redemption notes payable	44	—	44	100%
Thermo factoring debt	381	538	(157)	-29%
Thermo revolving credit facility	159	—	159	100%
Mortgage debt	53	85	(32)	-38%
Other	(2)	(3)	1	-33%

Total interest expense	$635	$1,030	$(395)

Interest expense recorded for all periods presented is a combination of cash interest and non-cash interest, primarily related to the Company’s debt facilities with Thermo Credit LLC and the prior senior debt of PCI with Fortress Credit Corp. (“Fortress”). In August 2006, PCI paid $10,000,000 of its $18,700,000 senior debt payable to Fortress Credit Corp., and was conditionally released from the balance of this debt, and its assets were conditionally released from all related liens. The remaining $8,700,000 payable to Fortress was assumed by TLLP, the parent company of Teletouch, with the common stock of Teletouch owned by TLLP pledged as collateral against the senior debt. Concurrent with the assumption of the senior debt by TLLP, PCI, Teletouch and Fortress entered into a Transaction Party Agreement (“TPA”), which provided Fortress with certain control over the ongoing operations of Teletouch and PCI as well as provided for the contingent re-instatement of the liens on PCI assets if certain conditions were not maintained by either Teletouch or PCI. Because of the conditional nature of the release, the debt payable to Fortress continued to be presented as an obligation of the Company subsequent to August 2006 and the related interest expense was recorded even though TLLP assumed responsibility for all future cash payments on the senior debt in August 2006. In May 2008, the Company was successful in negotiating a full release from the TPA and has removed the Fortress debt obligation from its financials as of that date.

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

As a result of the above transactions, PCI recorded non-cash interest expense of $410,000 in the first quarter of fiscal year 2008 related to the senior debt obligation with Fortress. No similar non-cash interest expense transactions occurred in the first quarter of fiscal year 2009 since the debt obligation with Fortress was removed from the Company’s financials in May 2008 due to a full release from the TPA.

In addition the Company recorded less interest expense in the three months ended August 31, 2008 compared to the same period from the prior year due to monthly principal payments on bank debt used to refinance a term loan and various automobile notes. However, the Company began recording monthly cash interest expense in the first quarter of fiscal year 2009 related to the Warrant Redemption Payment Agreements which were negotiated in May 2008 and effective in June 2008, with each of the 12 holders of the GM Warrants (see Note 11 – Shareholders’ Equity for additional information). The Company also began recording monthly cash interest expense associated with the Thermo revolving credit facility which was executed in May 2008.

Income Tax Expense for the Three Months Ended August 31, 2008 and 2007

In the three months ended August 31, 2008 and 2007, the Company recorded $81,000 and $60,000 in state tax expenses, respectively. Both of these periods include expenses related to the Texas margin tax, which was initially implemented by the state for the Company’s privilege to do business in Texas beginning January 1, 2008. The margin tax is calculated by using Company’s gross receipts from business conducted in Texas each fiscal year less a cost of goods sold deduction.

FINANCIAL CONDITION

(dollars in thousands)	Three Months Ended August 31,		2008 vs 2007
	2008	2007	$ Change
Cash provided by (used in) operating activities	$1,348	$(4,903)	$6,251
Cash used in investing activities	(128)	(103)	(25)
Cash provided by (used in) financing activities	(1,483)	350	(1,833)

Net decrease in cash	$(263)	$(4,656)	$4,393

Operating Activities

The increase in cash provided by operations during the three months ended August 31, 2008 as compared to the three months ended August 31, 2007 was primarily attributable to an increase in the change of the Company’s accounts payable balances. During the first quarter of fiscal year 2008, the Company recognized a $3,824,000 non-cash gain on forgiveness of a trade payable obligation to AT&T related to disputed intracompany roaming costs and/or charges by AT&T due to a settlement agreement, which was executed between the Company and AT&T in June 2007. The agreement settled all claims against the Company related to the recovery of amounts previously remitted and/or owed to AT&T with respect to intracompany roaming costs and/or charges. The Company continued to accrue for the monthly intracompany roaming costs and/or charges billed by AT&T in its Consolidated Statement of Operations but delayed the payment of other accounts payable due to AT&T until final resolution of the dispute. As a result of the agreement, the Company was required to pay $4,661,000 of its past due accounts payable in June 2007 to settle outstanding payables owed to AT&T.

Investing Activities

The increase in cash used in investing activities for the three months ended August 31, 2008 as compared to three months ended August 31, 2007 is due to the issuance of a $13,000 promissory note to a former agent of the Company for unpaid equipment purchases. The note is due in full on December 1, 2009.

Financing Activities

The decrease in cash provided by financing activities for the three months ended August 31, 2008 as compared to the three months ended August 31, 2007 is attributable to a $1,500,000 cash payment to the 12 holders of the GM Warrants on June 2, 2008. In May 2008 the Company negotiated a Warrant Redemption Payment Agreement with each holder which provided for an initial payment of $1,500,000 on or before June 2, 2008.

Current Position/Future Requirements

For 2009, a large part of Teletouch’s efforts will be on completing and filing all of its delinquent financial reports remediating the deficiencies identified in its internal controls over financial reporting, as defined in Section 404 of the Sarbanes-Oxley Act of 2002. The current deficiencies in the Company’s financial reporting were caused primarily by the acquisition of PCI in August 2006. Since that time its inability to complete its audits and file the required financials has hindered the Company’s ability to secure additional financing to grow the business. Through 2008, the Company managed closely its operating expenses and implemented several restructurings in an effort to improve profitability, but in fiscal year 2009 it will focus more on new business development across all of its business units while continuing to maintain control of its operating expenses. Since the August 2006 acquisition of PCI, many personnel and process changes have been completed to allow for and promote organic growth in its current business units. In order to realize this organic growth, the Company has added additional sales personnel and locations, increased its internet marketing activities and enhanced its systems and processes to allow for the timely integration of new product lines and expects to realize returns on these investments during 2009. In addition, several acquisition targets have been identified, which would be complementary to the business. Upon completing and filing all of its delinquent financial reports in late fiscal 2009 or early fiscal 2010, the Company is hopeful that it will be able to secure the necessary financing to complete one or more of these acquisitions in 2010. There is no assurance that any of the acquisitions will be concluded or that the Company will be able to complete and file all of its delinquent financial reports.

The core business of Teletouch continues to be providing cellular services to customers through PCI’s distribution agreements with AT&T. The primary distribution agreement with AT&T expires in September 2009. The Company has been notified the distribution agreement will not be renewed by AT&T and is currently in discussions with AT&T to negotiate an alternate business relationship at the request of AT&T. Upon expiration of the current distribution agreement, the Company will be allowed to continue to provide services to its existing subscribers until these subscribers terminate service. Under this scenario the Company could experience accelerated reductions in its cellular service revenues beginning in September 2009 due to its potential inability to replace customers that disconnect service in the normal course of business. Because of the potential change in the Company’s cellular services business, the Company is aggressively working to develop its other business units as well as evaluating its alternatives to maintain the recurring revenues generated by its current cellular subscriber base. The Company has begun to expand its cellular carrier relationships beyond AT&T. In January 2009 the Company entered into a new distribution agreement with T-Mobile and in February 2009 opened 5 retail locations in Oklahoma selling T-Mobile cellular services. The Company is also currently in discussions with other cellular carriers to facilitate its efforts to expand its cellular operations outside of its current markets.

Going Concern Matters

The Company had a working capital deficit of approximately $9,259,000 and $9,013,000 at August 31, 2008 and May 31, 2008, respectively, and a shareholders’ deficit of approximately $9,156,000 and $8,752,000 at August 31, 2008 and May 31, 2008, respectively. The Company’s factoring debt obligation with Thermo has been presented as a current liability on the Company’s consolidated balance sheet at August 31, 2008 and May 31, 2008, in accordance with EITF 95-22, because the factoring agreement requires a lockbox agreement under which customer payments on accounts are directed to a lockbox controlled by Thermo and because certain subjective acceleration rights are retained by Thermo under the agreement. However, the stated maturity date of the obligation is February 2010. The factoring debt obligations at August 31, 2008 and May 31, 2008, were approximately $8,959,000 and $9,091,000, respectively. In May 2008, the Company was able to secure an additional $5,000,000 asset based revolving credit facility with Thermo Credit, LLC (“Thermo”), with the proceeds used primarily to pay $2,000,000 to PCI’s former senior lender to have the liens on the assets of PCI fully and permanently released, and $1,500,000 was used to make an initial payment to the holders of certain long-standing redeemable common stock warrants that became due in December 2007. Even upon the Company’s completion of the restructuring of its debt obligations in May 2008, and increasing its debt facility, the Company has only been able to partially improve its working capital deficit and shareholders’ equity deficit. The Company is continuing to seek additional debt and equity financing to ensure it is able to meet its remaining trade and debt obligations in the event that there are changes to its existing credit arrangements as well as provide sufficient working capital to expand its operations. If it is unsuccessful in its efforts to secure additional financing and the Company’s current credit arrangements are accelerated, the Company may be unable to meet its obligations and might be forced to seek protection from its creditors.

During fiscal 2008 and continuing into fiscal 2009, the Company has been focusing on evaluating the operations of its PCI subsidiary. The results of these efforts have been successful in eliminating certain unnecessary operating expenses and in increasing margins on product and service revenues by implementing improved controls over pricing and inventory management. The settlement of the dispute with AT&T in June 2007 has resulted in a significant increase in margins on the cellular service billing revenues during both fiscal years 2008 and 2009 as a result of no longer having to pay for certain charges billed by AT&T when customers roamed on networks owned by AT&T (see further discussion under “Settlement of Dispute with AT&T” in Note 3). In addition, the Company has achieved some success in developing new service revenues that have been successful in partially offsetting the declines in service revenues caused by customer attrition. Since June 2007, the Company has experienced higher than normal cellular subscriber attrition due primarily to the launch of the iPhone. Although the iPhone is offered to customers by AT&T, PCI has been denied the approval to sell or activate the iPhone for customers by AT&T. The Company reviews its staffing levels on a quarterly basis and continues to seek ways to consolidate and automate necessary functions in order to control personnel costs. However, as of the date of this Report, the Company believes that its efforts to reduce it operating expenses have been successful and is concerned that further reductions in these expenses would have a negative impact on revenues. Current efforts are focused on seeking additional distribution for existing products lines, including an emphasis on internet marketing. The Company has also begun to expand its cellular carrier relationships beyond AT&T. In January 2009 the Company entered into a new distribution agreement with T-Mobile USA, Inc. (“T-Mobile”) and in February 2009 opened 5 retail locations in Oklahoma selling T-Mobile cellular services. There can be no assurance that the current efforts to increase revenues through new distribution channels will be successful, nor is there any assurance that the trade credit that is currently extended to the Company will be maintained or expanded for fiscal 2009 to facilitate this growth.

In the second half of fiscal year 2009, the Company began aggressively monitoring its credit policies and procedures due to the current negative economic outlook for many individuals and businesses. As of the date of this Report, the Company has seen an increase in the number of uncollectible accounts but believes the number of uncollectible accounts and the related bad debt expense will continue to increase through the remainder of fiscal year 2009 and through the first half of fiscal year 2010, given current economic conditions in the United States and Southwest region in particular. Because the Company continues to incur credit risk through the extension of credit to its customers, the Company will continue to tighten its credit standards which could impair the Company’s ability to increase revenues during the remainder of fiscal year 2009 and continuing into 2010.

As a result of the above conditions, there exists substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the Company’s financial statements as a result of this uncertainty.

Obligations and Commitments

Teletouch leases office space, transmission towers, and equipment under non-cancelable operating leases ranging from one to ten years. These leases contain various renewal terms and restrictions as to use of the property. Some of the leases contain provisions for future rent increases. The total amount of rental payments due over the lease terms is charged to rent expense on the straight-line method over the term of the leases. The difference between rent expense recorded and the amount paid is recorded as deferred rental expense, which is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Off-Balance Sheet Transactions

The Company does not engage in off-balance sheet transactions.

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

The acquisition of PCI was completed on August 11, 2006 through the contribution of the stock of PCI to Teletouch by TLL Partners, LLC, a Delaware LLC (“TLLP”). This transaction was considered a reorganization of entities under common control since both PCI and Teletouch were under the common control of TLLP prior to the reorganization. Prior to the reorganization, TLLP controlled 100% of the outstanding common stock of PCI and approximately 80% of the outstanding common stock of Teletouch. In accordance with the accounting guidance under Emerging Issues Task Force Issue No. 90-5, “Exchanges of Ownership Interests Between Entities Under Common Control” and Appendix D of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” the PCI contribution is accounted for in a manner similar to a pooling of interests, which means that the historical basis of the net assets of PCI are combined with those of Teletouch. As a result of this reorganization and because PCI is consolidated with Teletouch, PCI’s year end was changed from a calendar year ending December 31 to a fiscal year ending May 31 for financial reporting purposes.

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

Accounts receivable are presented net of an allowance for doubtful accounts of $734,000 and $480,000 at August 31, 2008 and May 31, 2008, respectively. Based on the information available to the Company, management believes the allowance for doubtful accounts as of those periods are adequate. However, actual write-offs may exceed the recorded allowance.

The Company evaluates its write-offs on an annual basis. In the first quarter of each calendar year, the Company determines which accounts are uncollectible and those balances are written-off against the Company’s allowance for doubtful accounts balance.

Reserve for Inventory Obsolescence: Inventories are stated at the lower of cost (primarily on a moving average basis), which approximates actual cost determined on a first-in, first-out (“FIFO”) basis, or fair market value and are comprised of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors, including recent sales trends, industry market conditions and economic conditions. In assessing the reserve, management also considers price protection credits or other incentives, such as volume incentive rebates the Company has received from the vendor. In addition, management established specific valuation allowances for discontinued inventory based on its prior experience liquidating this type of inventory. Through the Company’s wholesale distribution channel, it is successful in liquidating the majority of any inventory that becomes obsolete. The Company has many different electronics suppliers, all of which provide reasonable notification of model changes, which allows the Company to minimize its level of discontinued or obsolete inventory. Actual results could differ from those estimates. Inventories are stated on the Company’s consolidated balance sheet net of a reserve for obsolescence of $260,000 and $263,000 at August 31, 2008 and May 31, 2008, respectively.

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

The Company’s review of the carrying value of its tangible long-lived assets at May 31, 2008 indicated the carrying value of these assets were recoverable through estimated future cash flows. Because of the sustained losses the Company has incurred during the past several years, the Company also reviewed the market values of these assets. The review indicated the market value exceeded the carrying value at May 31, 2008. There were no significant events in the first quarter of fiscal year 2009 which required the Company to review the carrying value of its tangible long-lived assets. However, if the cash flow estimates or the significant operating assumptions upon which they are based change in the future, Teletouch may be required to record impairment charges related to its long-lived assets.

The most significant long-lived tangible asset owned by the Company is the Fort Worth, Texas corporate office building and the associated land. The Company has received periodic appraisals of the fair value of this property. In each instance the appraised value exceeds the carrying value of the property.

In accordance with SFAS 144, Teletouch evaluates the recoverability of the carrying value of its long-lived assets and certain intangible assets based on estimated undiscounted cash flows to be generated from such assets.

The evaluation of the Company’s long-lived intangible assets is discussed in Note 2 under “Intangible Assets.” Under the same premise as the long-lived tangible assets, their market values were also evaluated at May 31, 2008, and the Company determined that based primarily on the market value and supported by the Company’s cash flow projections, there was no impairment of these assets. There were no significant events in the first quarter of fiscal year 2009 which required the Company to review the carrying value of its long-lived intangible assets. However, if the cash flow estimates or the significant operating assumptions upon which they are based change in the future, Teletouch may be required to record impairment charges related to its long-lived assets.

Provision for Income Taxes: The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods. On November 1, 2005, the Company became a member of the consolidated tax group of Progressive Concepts Communications Inc. (“PCCI”) as a result of PCCI’s gaining control of over 80% of the outstanding common stock of Teletouch on that date. PCCI gained control of Teletouch’s common stock through the conversion by TLL Partners, LLC, PCCI’s wholly owned subsidiary, of all of its shares of the Company’s outstanding Series C Preferred Stock into 43,500,000 shares of common stock on November 1, 2005. As of November 1, 2005, TLLP was a disregarded entity for federal tax purposes since it was at that time a single member limited liability company (“LLC”). Therefore, the parent company of Teletouch for federal tax purposes was deemed to be PCCI. The Company continued to account for its taxes under SFAS 109 and record its deferred taxes on a stand-alone basis while part of PCCI’s consolidated tax group. In August 2006 as a result certain debt restructuring activities involving TLLP, Teletouch’s direct parent and PCCI’s wholly owned subsidiary, the Company broke from the PCCI tax group due to new TLLP shares that were issued as part of this restructuring, which resulted in TLLP no longer being disregarded for tax purposes. Beginning in August 2006, TLLP is taxed as a partnership, and the Company is again separately liable for its federal income taxes.

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

At March 1, 2008, the Company evaluated the carrying value of its goodwill associated with its two-way business and concluded that no impairment of its goodwill is required this year. The Company estimates the fair value of its two-way business using a discounted cash flow method. No changes have occurred in the two-way business during fiscal year 2009 that indicated any impairment of the goodwill. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. In evaluating impairment the Company estimates the sum of the expected future cash flows derived from such goodwill. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. A significant change in cash flows in the future could result in an additional impairment of goodwill.

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

Stock-Based Compensation: Upon adoption of SFAS No. 123(R), “Share-Based Payments,” (“SFAS 123R”), on June 1, 2006, we began estimating the value of employee stock options on the date of grant using the Black-Scholes model. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The Company has elected to estimate the expected life of an award based on the SEC approved “simplified method”. We calculated our expected volatility assumption required in the Black-Scholes model based on the historical volatility of our stock. As of June 1, 2006, we adopted the modified prospective transition method, and its effect is included in our consolidated financial statements for the three months ended August 31, 2008 and 2007. We will update these assumptions on at least an annual basis and on an interim basis if significant changes to the assumptions are warranted.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We did not have any foreign currency hedges or other derivative financial instruments as of August 31, 2008. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We evaluated the design and operation of the effectiveness of our disclosure controls and procedures as of August 31, 2008 (due to the Company’s delinquency in its public reporting (as discussed below), the evaluation of the Company’s disclosure controls as of August 31, 2008 was performed over the period July though December 2008), under the supervision and with the participation of our management, including the Chief Executive Officer, President and Chief Financial Officer (the “Certifying Officers”), pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Certifying Officers concluded that, for the reasons described below, our disclosure controls and procedures were not effective as of August 31, 2008. As discussed below, following August 31, 2008, several of the control deficiencies identified were remediated, but this process is ongoing.

To address the material weaknesses in the Company’s internal control over financial reporting described below, the Company performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this Quarterly Report. Notwithstanding the material weaknesses in our internal control over financial reporting as of August 31, 2008, described below, we believe that the consolidated financial statements contained in this Quarterly Report present our financial condition, results of operations, and cash flows as of the dates, and for the periods presented, fairly and accurately and in conformity with generally accepted accounting principles in the United States of America (“GAAP”).

We have continued to work diligently to remedy our accounting issues and improve our internal controls and procedures for financial reporting following the Company’s acquisition of Progressive Concepts, Inc. (“PCI”) on August 11, 2006. As previously reported in our fiscal 2007 and 2008 Annual Reports on Form 10-K, the acquisition of PCI and the sale of the Company’s legacy paging business resulted in PCI representing the majority of the operations of Teletouch. Upon completing the acquisition of PCI, we became aware of several control deficiencies in the financial reporting at PCI which could only be remedied by rebuilding PCI’s internal accounting records from 2003 and all periods thereafter on a new platform and by completing substantially all of the general ledger account reconciliations for this period. The significant change to the operating and systems environment at Teletouch as a result of the acquisition of PCI combined with having to utilize a significant portion of the Company’s accounting resources to rebuild PCI’s internal accounting records, resulted in a breakdown in many of the internal controls which were previously effective for Teletouch. Although the process of designing and implementing procedures to minimize the control deficiencies is important to the Company, the challenge of integrating PCI and the significant delay in the completion of the fiscal 2007 and 2008 Annual Reports caused a delay in management’s efforts to adequately design, implement and monitor new procedures to minimize the control deficiencies that led to the issues outlined below. The Company is currently in the process of designing and implementing new procedures to remedy the control deficiencies that led to these issues. As a result, the Certifying Officers have concluded that the material weaknesses in our internal control over financial reporting identified as of May 31, 2008 continue to exist as of August 31, 2008. Specifically, management identified the following material weaknesses:

Control Environment: We did not maintain an effective control environment. Specifically:

1.	We have not yet implemented all the necessary policies and procedures to ensure that we have an effective control environment based on criteria established in the COSO framework. Specifically, the Company needs to fully implement controls to help prevent or detect the circumvention of our controls by employees or management. The Company also needs to perform a formal risk profile and analysis of the Company.

2.	The Company did not maintain sufficient policies and procedures over the administration of a fraud risk policy.

3.	The Company’s information systems lack sufficient controls that limit access to and modification of key applications and data. There is a lack of procedures and controls in the system developmental life cycle, including change management.

4.	We did not maintain a sufficient documentation on the review and follow up on the remediation of deficiencies.

5.	We did not maintain a sufficient segregation of duties to decrease the risk of inappropriate accounting.

6.	We did not have the appropriate policy and procedures in place regarding a formal whistle blower policy.

7.	We did not maintain regular communication of financial information to the Board or its Audit Committee nor was their evidence of sufficient review of interim financial statements or other material but routine transactions by the Board.

Period-end financial reporting process: We did not maintain effective controls over the period-end reporting process, including controls with respect to the review, supervision, and monitoring of accounting operations. Specifically, we have not fully designed or implemented effective controls to ensure the completeness, accuracy, and timeliness of the financial and accounting process. Weaknesses identified include controls over financial statement preparation and review and accuracy in accounting for certain complex transactions.

Accounts payable process: We did not maintain effective controls over the accounts payable process, including controls with respect to the review, supervision, and monitoring of accounts payables process. Specifically:

1.	Proper segregation of duties between authorized check signors, review and approval of check registers, review an approval of bank reconciliations. Also proper segregation between the originator, approver and submitter of wire transfers was not appropriate.

2.	There was not a proper review performed of the three way match between the purchase order, invoice and the receiving report.

3.	Following the acquisition of PCI, the Company did not have a formal spending authorization policy resulting in inadequate review of certain expenditures, however, all such expenditures were reviewed prior to disbursement.

Changes in Internal Control Over Financial Reporting and Remediation of the Material Weaknesses

Based on the additional procedures performed as part of the Company’s ongoing remediation of its financial controls, the Company’s management has concluded that important improvements and remedial measures were made to the control environment commencing in fiscal 2008 and continuing through the fiscal quarter ended August 31, 2008, including: (i) an improved commitment to competency manifested by the hiring of more experienced and senior finance personnel; (ii) the development of additional financial policies and procedures that when fully implemented will enhance independent judgment and review, including, as appropriate, segregation of duties and increased employee responsibility and accountability for the completeness of the Company’s disclosures; (iii) the establishment of processes and procedures to increase communications between the financial reporting and accounting functions and senior management, including our Audit Committee; and (iv) instituting a formal whistle-blower policy.

Management is committed to remediating the material control weaknesses identified and implementing changes to the Company’s internal control over financial reporting. Management, along with our Board, has implemented, or is in the process of implementing the following changes to the Company’s internal control over financial reporting:

•

As of the date of this Report, we have published a formal Whistleblower Policy which as been distributed to all employees of the Company. This policy provides for a line of communication between the employees and the members of the Audit Committee.

•

As of the date of this Report, we have established a formal purchasing policy including defined spending authorization limits providing for management approval of all expenditures over $1,000 and senior management review of all expenditures prior to payment. In addition, the Board is required to approve certain material expenditures under this policy.

•

We are in the process of establishing a summarized financial reporting package that will be provided to the Board on a monthly basis. In addition, under the recently established purchasing policy, the Board is required to approve certain material expenditures of the Company. Although there are numerous meetings of the Board on larger transaction related matters, management will be providing more interim financial information and analytics to the Board for its review. In addition, we will be developing a schedule that will increase the number of on-site visits to the Company by the Board to improve the Board’s understanding of the accounting and control environment. Management will focus on these efforts to continuously improve our broader control environment.

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

Additionally, management is investing in ongoing efforts to continuously improve the control environment and has committed considerable resources to the continuous improvement of the design, implementation, documentation, testing, and monitoring of our internal controls. Although we have not fully remediated the material weaknesses described above, we believe we have made substantial progress and intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business.

Part II. Other Information

Item 1.	Legal Proceedings

Teletouch is subject to various legal proceedings arising in the ordinary course of business. Except as set forth below, the Company believes there is no proceeding, either threatened or pending, against it that could result in a material adverse effect on its results of operations or financial condition.

Claim Asserted Against Use of Hawk Electronics’ Name

In June 2008, the Company was notified of its alleged infringement on the trade name Hawk Electronics. The Company is currently in discussions with the other party and aggressively defending its position that its use of the name in the markets in which it operates is proper. We cannot give any assurance that we will be successful in resolving this matter. If this matter results in litigation and an adverse determination, we may be forced to cease using the Hawk Electronics name wholly or in some markets. Litigation to resolve the infringement claim could result in substantial costs and diversion of resources. Furthermore, an adverse result in an action against the Company may require that we pay substantial damages, cease operating under the Hawk Electronics name and expend significant resources to either license the infringing brand name or develop a non-infringing brand name. Legal costs related to responding to this claim are being charged to expense as incurred and as of the date of this Report, the outcome of this litigation cannot be predicted nor can any final cost to settle this matter be estimated so no accrual has been recorded.

Claim Against Company by Former Employee

In March 2008, the Company received a demand letter from Keith Cole, former CFO of PCI and General Counsel for the Company. Mr. Cole was terminated in January 2008. Mr. Cole has made a demand for certain compensation that he believed was due prior to his termination. The basis for this claim is certain alleged verbal conversations with management of the Company. The total alleged unpaid compensation amount claimed by Mr. Cole is approximately $455,000. As of the date of this Report, the Company has reached a preliminary agreement with Mr. Cole to settle this claim for a one time payment of $80,000 and is in the process of drafting the settlement and release agreement that it will require from Mr. Cole in exchange for this payment.

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

The Company had a working capital deficit of approximately $9,259,000 and $9,013,000 at August 31, 2008 and May 31, 2008, respectively, and a shareholders’ deficit of approximately $9,156,000 and $8,752,000 at August 31, 2008 and May 31, 2008, respectively. The Company’s factoring debt obligation with Thermo has been presented as a current liability on the Company’s consolidated balance sheet at August 31, 2008 and May 31, 2008, in accordance with EITF 95-22, because the factoring agreement requires a lockbox agreement under which customer payments on accounts are directed to a lockbox controlled by Thermo and because certain subjective acceleration rights are retained by Thermo under the agreement. However, the stated maturity date of the obligation is February 2010. The factoring debt obligations at August 31, 2008 and May 31, 2008, were approximately $8,959,000 and $9,091,000, respectively. In May 2008, the Company was able to secure an additional $5,000,000 asset based revolving credit facility with Thermo Credit, LLC (“Thermo”), with the proceeds used primarily to pay $2,000,000 to PCI’s former senior lender to have the liens on the assets of PCI fully and permanently released, and $1,500,000 was used to make an initial payment to the holders of certain long-standing redeemable common stock warrants that became due in December 2007. Even upon the Company’s completion of the restructuring of its debt obligations in May 2008, and increasing its debt facility, the Company has only been able to partially improve its working capital deficit and shareholders’ equity deficit. The Company is continuing to seek additional debt and equity financing to ensure it is able to meet its remaining trade and debt obligations in the event that there are changes to its existing credit arrangements as well as provide sufficient working capital to expand its operations. If it is unsuccessful in its efforts to secure additional financing and the Company’s current credit arrangements are accelerated, the Company may be unable to meet its obligations and might be forced to seek protection from its creditors.

As a result of the above conditions and in accordance with generally accepted accounting principles in the United States, there exists substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Teletouch may be unable to complete its future regulatory filings in a timely manner.

Since the acquisition of PCI on August 11, 2006, Teletouch has been unable to meet its deadlines for filing its periodic reports with the SEC. Because of the common ownership of both PCI and Teletouch prior to the acquisition, the acquisition of PCI was accounted for in a manner similar to a “pooling of interests.” Because of the pooling, PCI’s fiscal year was changed, and the historical financials of PCI were required to be audited and combined with Teletouch’s historical financials. PCI was a privately held company and although its parent company had been previously audited, PCI had never been audited on a stand-alone basis. This auditing process had been ongoing but certain financial reporting challenges were encountered, which delayed the progress on these audits. Due to the size of PCI relative to that of Teletouch at the date of acquisition, Teletouch was required to file three consecutive years of audited financial statements for PCI on a stand-alone basis with the SEC within 75 days of the completion of the acquisition. The latest date that these financials could have been filed to be considered a timely filer was October 27, 2006. The Company was unable to meet this deadline until May 2008. Once the Company became a late filer with the SEC, then the Company became subject to more comprehensive requirements related to future registration statements. These additional requirements to register its securities for sale could directly impact its ability to raise the necessary capital to grow the business. Furthermore, once the Company became a late filer with the SEC, Teletouch was in violation of the NYSE Amex (formerly, the American Stock Exchange) (the “AMEX”) continued listing standards. On January 12, 2007, the Board approved voluntary withdrawal of the Company’s securities from the AMEX and the move of the Company’s securities to the Pink Sheets. The foregoing action by the Board was taken following the delisting determination by the AMEX Panel issued on January 9, 2007.

Because of the unanticipated challenges in the PCI financial records and the resulting delays in the completion of the required audits, the Company made the decision to focus all efforts on the completion of its delinquent fiscal 2009 Quarterly Reports on Form 10-Q and to defer work on the Quarterly Reports on Form 10-Q for the periods following the August 11, 2006 acquisition of PCI. The Annual Report on Form 10-K for the year ended May 31, 2008 and May 31, 2007 filed in January, 2009 and November, 2008, respectively, were significant milestones for the Company toward regaining timeliness in its financial reporting but does not guarantee the Company will be able to regain timeliness. As of the date of this Report, the Company is delinquent in filing its Quarterly Reports on Form 10-Q for the quarters ended August 31, 2006, November 30, 2006, February 28, 2007, August 31, 2007, November 30, 2007, February 29, 2008 and November 30, 2008.

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

In June 2008, the Company was notified of its alleged infringement on the trade name Hawk Electronics. The Company is currently in discussions with the other party and aggressively defending its position that its use of the name in the markets in which it operates is proper. We cannot give any assurance that we will be successful in resolving this matter. If this matter results in litigation and an adverse determination, we may be forced to cease using the Hawk Electronics name. Litigation to resolve the infringement claim could result in substantial costs and diversion of resources. Furthermore, an adverse result in an action against the Company may require that we pay substantial damages, cease operating under the Hawk Electronics name and expend significant resources to either license the infringing brand name or develop a non-infringing brand name. Legal costs related to responding to this claim are being charged to expense as incurred and as of the date of this Report, the outcome of this litigation cannot be predicted nor can any final cost to settle this matter be estimated so no accrual has been recorded.

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

Date: March 27, 2009	TELETOUCH COMMUNICATIONS, INC.
Registrant

	By:	/s/ Robert M. McMurrey
Robert M. McMurrey
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Douglas E. Sloan
Douglas E. Sloan
Chief Financial Officer
(Principal Financial and Accounting Officer)