Form 10-Q
period 2008-11-30
TELETOUCH COMMUNICATIONS INC
filed 2009-06-15
CIK 928659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2008

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date: Common Stock, $0.001 par value, 49,051,980 shares at May 31, 2009.

TELETOUCH COMMUNICATIONS, INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements and information relating to Teletouch Communications, Inc. and its subsidiaries that are based on management’s beliefs as well as assumptions made by and information currently available to management. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to Teletouch Communications, Inc. or its management, are forward-looking statements. Although these statements are based upon assumptions management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including, but not limited to, those factors set forth below under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to update or revise any forward-looking statements.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

ASSETS

	November 30, 2008	May 31, 2008
CURRENT ASSETS:

Cash	$3,517	$4,729
Certificates of deposit-restricted	400	400
Accounts receivable, net of allowance of $1,004 at November 30, 2008 and $480 at May 31, 2008	7,268	8,185
Unbilled accounts receivable	3,011	3,135
Inventories, net of reserve of $250 at November 30, 2008 and $263 at May 31, 2008	2,160	2,401
Notes receivable	259	—
Prepaid expenses and other current assets	725	829

Total Current Assets	17,340	19,679

LONG-TERM RECEIVABLE-RELATED PARTY	250	250

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $7,477 at November 30, 2008 and $7,253 at May 31, 2008	3,160	3,210

GOODWILL	343	343

INTANGIBLE ASSETS, net of accumulated amortization of $7,637 at November 30, 2008 and $7,169 at May 31, 2008	4,619	5,087

TOTAL ASSETS	$25,712	$28,569

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	November 30, 2008	May 31, 2008
CURRENT LIABILITIES:

Accounts payable	$9,719	$10,156
Accounts payable-related party	48	62
Accrued expenses and other current liabilities	6,773	6,547
Current portion of long-term debt	9,973	9,727
Deferred revenue	417	400
Current portion of redeemable common stock purchase warrants	—	1,800

Total Current Liabilities	26,930	28,692

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	8,289	7,429
Redeemable common stock purchase warrants	—	1,200

Total Long Term Liabilities	8,289	8,629

TOTAL LIABILITIES	35,219	37,321

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ DEFICIT:
Common stock, $.001 par value, 70,000,000 shares authorized, 49,916,189 shares issued and 49,051,980 shares outstanding at November 30, 2008 and May 31, 2008	50	50
Additional paid-in capital	50,810	50,724
Treasury stock, 864,209 shares held at November 30, 2008 and May 31, 2008	(185)	(185)
Accumulated deficit	(60,182)	(59,341)

Total Shareholders’ Deficit	(9,507)	(8,752)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$25,712	$28,569

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share amounts)

(unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2008	2007	2008	2007
Operating revenues:
Service, rent, and maintenance revenue	$6,744	$7,283	$13,746	$14,740
Product sales revenue	4,448	5,911	10,332	13,359

Total operating revenues	11,192	13,194	24,078	28,099

Operating expenses:
Cost of service, rent and maintenance (exclusive of depreciation and amortization included below)	2,274	2,760	4,708	5,716
Cost of products sold	4,089	5,201	9,392	11,715
Selling and general and administrative	4,170	4,908	8,675	10,585
Depreciation and amortization	355	387	729	804
Gain on forgiveness of trade payable obligation to AT&T	—	—	—	(3,824)
Gain on disposal of assets	(1)	(1)	(1)	(17)

Total operating expenses	10,887	13,255	23,503	24,979

Operating income (loss)	305	(61)	575	3,120

Interest expense, net	(619)	(983)	(1,254)	(2,013)

Income (loss) before income tax expense	(314)	(1,044)	(679)	1,107
Income tax expense	81	58	162	118

Net income (loss)	$(395)	$(1,102)	$(841)	$989

Participation rights of common stock purchase warrants in undistributed earnings	—	—	—	(105)

Net income (loss) applicable to common shareholders	$(395)	$(1,102)	$(841)	$884

Income (loss) per share applicable to common shareholders:
Basic	$(0.01)	$(0.02)	$(0.02)	$0.02

Diluted	$(0.01)	$(0.02)	$(0.02)	$0.02

Weighted average shares outstanding:
Basic	49,051,980	48,814,617	49,051,980	48,692,417

Diluted	49,051,980	48,814,617	49,051,980	54,968,242

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended November 30,
	2008	2007
Operating Activities:
Net income (loss)	$(841)	$989
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	729	804
Non-cash compensation expense	86	60
Non-cash interest expense	76	871
Non-cash gain on forgiveness of a trade payable obligation to AT&T	—	(3,824)
Provision for losses on accounts receivable	382	538
Provision for inventory obsolescence	146	15
Gain on disposal of assets	(1)	(17)
Changes in operating assets and liabilities:
Accounts receivable, net	660	(969)
Inventories	95	392
Notes receivable	4	—
Prepaid expenses and other current assets	104	(6)
Accounts payable	(451)	(4,378)
Accrued expenses and other current liabilities	150	94
Deferred revenue	17	(20)

Net cash provided by (used in) operating activities	1,156	(5,451)

Investing Activities:
Purchases of property and equipment	(211)	(157)
Net proceeds from sale of assets	1	16
Issuance of notes receivable	(263)	—

Net cash used in investing activities	(473)	(141)

Financing Activities:
Net (payments on) proceeds from borrowings	(448)	678
Proceeds from long-term debt	250	—
Payments on short-term debt	(3)	(76)
Payments on long-term debt	(194)	(60)
Payments on redeemable common stock purchase warrants	(1,500)	—
Proceeds from stock issuance	—	60

Net cash provided by (used in) financing activities	(1,895)	602

Net decrease in cash	(1,212)	(4,990)
Cash at beginning of period	4,729	7,824

Cash at end of period	$3,517	$2,834

Supplemental Cash Flow Data:
Cash payments for interest	$1,187	$1,143

Cash payments for income taxes	$235	$—

Non-Cash Transactions:
Transfer of redeemable common stock purchase warrants to long-term debt	$1,500	$—

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements included herein as of November 30, 2008 and for each of the three and six months ended November 30, 2008 and 2007, have been prepared by the Company without an audit, pursuant to accounting principles generally accepted in the United States of America and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of Teletouch Communications, Inc. and our wholly-owned subsidiaries (collectively, the “Company” or “Teletouch”). Teletouch Communications, Inc. owns all of the shares of Progressive Concepts, Inc., a Texas corporation (“PCI”), Teletouch Licenses, Inc., a Delaware corporation (“TLI”), Visao Systems, Inc., a Delaware corporation (“Visao”) and TLL Georgia, Inc., a Delaware corporation (“TLLG”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of financial position, results of operations and cash flows for the interim periods presented have been made. The results of operations for the three and six months ended November 30, 2008, are not necessarily indicative of the results which will be realized for the year ending May 31, 2009.

Some information and footnote disclosures normally included in financial statements or notes thereto prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. We believe, however, that our disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Teletouch’s May 31, 2008 Annual Report on Form 10-K.

Financial Condition and Going Concern: The Company had a working capital deficit of approximately $9,590,000 and $9,013,000 at November 30, 2008 and May 31, 2008, respectively, and a shareholders’ deficit of approximately $9,507,000 and $8,752,000 at November 30, 2008 and May 31, 2008, respectively. The Company’s factoring debt obligation with Thermo has been presented as a current liability on the Company’s consolidated balance sheet at November 30, 2008 and May 31, 2008, in accordance with EITF 95-22, because the factoring agreement requires a lockbox agreement under which customer payments on accounts are directed to a lockbox controlled by Thermo and because certain subjective acceleration rights are retained by Thermo under the agreement. The stated maturity date of the obligation is February 2010. The factoring debt obligation at November 30, 2008 and May 31, 2008, was approximately $8,643,000 and $9,091,000, respectively. In May 2008, the Company was able to secure an additional $5,000,000 asset based revolving credit facility with Thermo Credit, LLC (“Thermo”), with the proceeds used primarily to pay $2,000,000 to PCI’s former senior lender to have the liens on the assets of PCI fully and permanently released, and $1,500,000 was used to make an initial payment to the holders of certain long-standing redeemable common stock warrants that became due in December 2007. Even upon the Company’s completion of the restructuring of its debt obligations in May 2008, and increasing its debt facility, the Company was able to partially improve its working capital deficit and shareholders’ equity deficit as of May 31, 2008. The Company is continuing to seek additional debt and equity financing to ensure it is able to meet its remaining trade and debt obligations in the event that there are changes to its existing credit arrangements as well as provide sufficient working capital to expand its operations. If it is unsuccessful in its efforts to secure additional financing and the Company’s current credit arrangements are accelerated, the Company may be unable to meet its obligations and might be forced to seek protection from its creditors.

During fiscal 2008 and continuing into fiscal 2009, the Company has been focusing on evaluating the operations of its PCI subsidiary. The results of these efforts have been successful in eliminating certain unnecessary operating expenses and in increasing margins on product and service revenues by implementing improved controls over pricing and inventory management. The settlement of the dispute with AT&T in June 2007 has resulted in an increase in margins on the cellular service billing revenues during both fiscal years 2008 and 2009 as a result of no longer having to pay for certain charges billed by AT&T when customers roamed on networks owned by AT&T (see further discussion under “Settlement of Dispute with AT&T” in Note 3). In addition, the Company has achieved some success in developing new service revenues that have been successful in partially offsetting the declines in service revenues caused by customer attrition. Since June 2007, the Company has experienced higher than normal cellular subscriber attrition due primarily to the launch of the iPhone. Although the iPhone is offered to customers by AT&T, PCI has been denied the approval to sell or activate the iPhone for customers by AT&T. The Company reviews its staffing levels on a quarterly basis and continues to seek ways to consolidate and automate necessary functions in order to control personnel costs. However, as of the date of this Report, the Company believes that its efforts to reduce it operating expenses have been successful and is concerned that further reductions in these expenses would have a negative impact on revenues. Current efforts are focused on seeking additional distribution for existing products lines, including an emphasis on internet marketing. The Company has also begun to expand its cellular carrier relationships beyond AT&T. In January 2009 the Company entered into a new distribution agreement with T-Mobile USA, Inc. (“T-Mobile”) and in February 2009 opened 5 retail locations in Oklahoma selling T-Mobile cellular services. There can be no assurance that the current efforts to increase revenues through new distribution channels will be successful, nor is there any assurance that the trade credit that is currently extended to the Company will be maintained or expanded for fiscal 2009 to facilitate this growth.

In the second half of fiscal year 2009, the Company began aggressively monitoring its credit policies and procedures due to the current negative economic outlook for many individuals and businesses. As of the date of this Report, the Company has seen an increase in the number of uncollectible accounts and believes the number of uncollectible accounts and the related bad debt expense will continue to increase through the remainder of fiscal year 2009 and through the first half of fiscal year 2010, given current economic conditions in the United States and Southwest region in particular. Because the Company continues to incur credit risk through the extension of credit to its customers, the Company will continue to tighten its credit standards which could impair the Company’s ability to increase revenues during the remainder of fiscal year 2009 and continuing into 2010.

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

Certificates of Deposit-Restricted: From time to time, the Company is required to issue standby letters of credit to it suppliers to secure purchases made under the credit terms provided by these suppliers. The Company deposits funds into a certificate of deposit and instructs that bank to issue the standby letter of credit to the benefit of the supplier. All such funds are reported as restricted funds until such time as the supplier releases the letter of credit requirement. As of November 30, 2008 and May 31, 2008, the Company had $400,000, of cash certificates of deposit securing two standby letters of credit with its suppliers.

Allowance for Doubtful Accounts: The Company performs periodic credit evaluations of its customer base and extends credit to virtually all of its customers on an uncollateralized basis.

In determining the adequacy of the allowance for doubtful accounts, management considers a number of factors, including historical collections experience, aging of the receivable portfolio, financial condition of the customer and industry conditions. The Company considers an account receivable past due when customers exceed the terms of payment granted to them by the Company. The Company writes-off its fully reserved accounts receivable when it has exhausted all collection efforts, as described below.

Accounts receivable are presented net of an allowance for doubtful accounts of $1,004,000 and $480,000 at November 30, 2008 and May 31, 2008, respectively. Based on the information available to the Company, management believes the allowance for doubtful accounts as of those periods are adequate. However, actual write-offs may exceed the recorded allowance.

The Company evaluates its past due accounts that are in various stages of the Company’s collection process on an annual basis. In the first quarter of each calendar year, the Company determines which accounts are uncollectible and those balances are written-off against the Company’s allowance for doubtful accounts balance. Beginning in the third quarter of fiscal year 2009, the Company will be performing the evaluation of its past due accounts on a quarterly basis and will write-off those accounts it believes are uncollectible at the end of each quarter.

Reserve for Inventory Obsolescence: Inventories are stated at the lower of cost (primarily on a moving average basis), which approximates actual cost determined on a first-in, first-out (“FIFO”) basis, or fair market value and are comprised only of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors including recent sales trends, quantities on-hand, industry market conditions and economic conditions. In assessing the reserve, management also considers any price protection credits the Company has received or due from its vendors. In addition, management establishes specific valuation allowances for discontinued inventory based on its prior experience liquidating this type of inventory although actual results could differ from those estimates. Through the Company’s wholesale distribution channel, it is successful in liquidating the majority of any inventory that becomes obsolete. The Company has many different electronics suppliers, all of which provide reasonable notification of model changes, which allows the Company to minimize its level of discontinued or obsolete inventory. Inventories are stated on the Company’s consolidated balance sheet net of a reserve for obsolescence of $250,000 and $263,000 at November 30, 2008 and May 31, 2008, respectively.

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

Buildings and improvements	5-30 years
Two-way network infrastructure	5-15 years
Office and computer equipment	3-5 years
Signs and displays	5-10 years
Other equipment	3-5 years
Leasehold improvements	Shorter of estimated useful life or term of lease

Intangible Assets: Intangible assets are comprised of certain definite lived assets as well as a single indefinite lived asset which is goodwill. Indefinite lived intangible assets are not amortized but evaluated annually (or more frequently) for impairment under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Definite lived intangible assets, including capitalized loan origination costs, wireless contract acquisition costs and FCC license acquisition costs, are amortized over the estimated useful life of the asset and reviewed for impairment upon any triggering event that gives rise to any question as to the assets ultimate recoverability as prescribed under SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

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

Amortization of subscriber bases, wireless contracts, FCC licenses and internally developed software is considered operating expense and included in “Depreciation and Amortization” in the accompanying consolidated statements of operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life.

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

Provision for Income Taxes: The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences, net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods. As of November 30, 2008 and May 31, 2008, the Company has recorded a valuation allowance against the full amount of its net deferred tax assets since it does not forecast taxable income for fiscal year 2009, nor is the Company able to reasonably forecast taxable income beyond next year. The inability to foresee taxable income in future years makes it more likely than not that the Company will not realize its recorded deferred tax assets in future periods.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation SFAS 109, on June 1, 2007. No material adjustment in the liability for unrecognized income tax benefits was recognized as a result of the adoption of FIN 48. At November 30, 2008 and May 31, 2008 the Company’s unrecognized income tax benefits, primarily the result of loss carryforwards, had a full valuation allowance.

On November 1, 2005, the Company became a member of the consolidated tax group of Progressive Concepts Communications, Inc. (“PCCI”) as a result of PCCI gaining control of over 80% of the outstanding common stock of Teletouch on that date. PCCI gained control of Teletouch’s common stock through the conversion by TLL Partners, LLC (“TLLP”), PCCI’s wholly owned subsidiary and an entity controlled by Robert McMurrey, Teletouch’s Chairman, of all of its shares of the Company’s outstanding Series C Preferred Stock into 43,500,000 shares of common stock on November 1, 2005. As of November 1, 2005, TLLP was a disregarded entity for federal tax purposes since it was at that time a single member limited liability company (“LLC”). Therefore, the parent of Teletouch for federal tax purposes was deemed to be PCCI. The Company continued to account for its taxes under SFAS 109 and record its deferred taxes on a stand-alone basis while part of PCCI’s consolidated tax group. In August 2006, as a result of certain debt restructuring activities involving TLLP, Teletouch’s direct parent and PCCI’s wholly owned subsidiary, the Company broke from the PCCI tax group due to new TLLP shares that were issued as part of this restructuring, which resulted in TLLP no longer being disregarded for tax purposes. Beginning in August 2006 and through the date of this Report, TLLP is taxed as a partnership and the Company is again separately liable for its federal income taxes.

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

Revenues and related costs generated through the Company’s billing services are recognized during the period in which the service is rendered. Associated acquisition costs are expensed as incurred. For the Company’s product sales, revenue is recognized at the time of shipment, the customer takes title and assumes risk of loss, terms are fixed and determinable and collectibility is reasonably assured. The Company does not generally grant rights of return. However, PCI offers customers a 30 day return /

exchange program for new cellular subscribers in order to match programs put in place by most of the cellular carriers. During the 30 days, a customer may return all cellular equipment and cancel service with no penalty. Reserves for returns, price discounts and rebates are estimated using historical averages, open return requests, recent product sell-through activity and market conditions. No reserves have been recorded for the 30 day cellular return program since only a very small number of customers utilize this return program and of those that do, many fail to meet all of the requirements of the program, which include returning the phone equipment in new condition with no visible damage.

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

Concentration of Credit Risk: Teletouch provides cellular and other wireless telecommunications services to a diversified customer base of mid-size to small businesses and individual consumers, primarily in the Dallas / Fort Worth and San Antonio markets in Texas. In addition, the Company sells cellular equipment and consumer electronics products to large base of small to mid size cellular carriers, agents and resellers as well as a large group of smaller electronics and car audio dealers throughout the United States. As a result, no significant concentration of credit risk exists. The Company performs periodic credit evaluations of its customers to determine individual customer credit risks and promptly terminates services for nonpayment. Credit losses to date have been within management’s expectations but due to the current economic environment in the United States, management expects credit losses to increase through the remainder of fiscal 2009 and continuing into fiscal 2010.

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

Stock-based Compensation: At November 30, 2008 the Company had two stock-based compensation plans for employees and nonemployee directors, which authorize the granting of various equity-based incentives including stock options and stock appreciation rights.

On June 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share Based Payment” (“SFAS 123(R)”), using the modified prospective transition method. SFAS 123(R) requires companies to measure and recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. For share option instruments issued subsequent to the adoption of SFAS 123(R), compensation cost is recognized ratably using the straight-line method over the expected vesting period. For equity options issued prior to the adoption of SFAS 123(R), compensation cost is recognized using a graded vesting method. In addition, pursuant to SFAS 123(R), the Company is required to estimate the amount of expected forfeitures when calculating compensation costs instead of accounting for forfeitures as incurred, which was the previous method. Prior periods are not restated under this transition method. Options previously awarded and classified as equity instruments continue to maintain their equity classification under SFAS 123(R).

SFAS No. 123(R) requires cash flows resulting from excess tax benefits to be classified as a financing activity. Excess tax benefits are realized from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits as a result of adopting SFAS 123(R) in the three and six months ended November 30, 2008 and 2007 because the Company provided for a full valuation on future tax benefits realized in the United States for both years until it can sustain a level of profitability that demonstrates its ability to utilize the assets.

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. For the six months ended November 30, 2008 the Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The Company did not grant any stock options in the six months ended November 30, 2007. The Company is required to make various assumptions in the application of the Black-Scholes option pricing model. The Company has determined that the best measure of expected volatility is based on the historical daily volatility of the Company’s common stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for options issued in the six months ended November 30, 2008 ranged from 172.6% to 173.7%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107 with the continued use of this method extended under the provisions of Staff Accounting Bulletin No. 110. Under this formula, the expected term is equal to: ((weighted-average vesting term + original contractual term)/2). The expected term used by the Company as computed by this method for options issued in the six months ended November 30, 2008 range from 5.0 years to 6.0 years. The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for options issued in the six months ended November 30, 2008 range from 3.39% to 3.54%. Dividend yield is zero for these options as the Company does not expect to declare any dividends on its common shares in the foreseeable future.

In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption. The Company has estimated an annualized forfeiture rate of 0.0% for the stock options granted to senior management and the Company’s directors in the six months ended November 30, 2008. The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

Options exercisable at November 30, 2008 and May 31, 2008 totaled 1,394,992 and 1,078,656, respectively. The weighted-average exercise price per share of options exercisable at November 30, 2008 and May 31, 2008 was $0.38 and $0.41, respectively, with remaining weighted-average contractual terms of approximately 6.7 years and 6.5 years, respectively.

The weighted-average grant date fair value of options granted during the six months ended November 30, 2008 was $0.19.

At November 30, 2008, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $437,000, which will be amortized over the weighted-average remaining requisite service period of 2.5 years.

Income (loss) Per Share: Basic income (loss) per share (“EPS”) is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted

EPS is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding and potential shares outstanding. During 2002, the Company issued 6,000,000 redeemable common stock purchase warrants, which remained outstanding through June 2008 (see Note 12 “Shareholders’ Equity” for discussion of the May 2008 agreement to redeem common stock purchase warrants and redemption in June 2008). These securities, prior to their conversion, are considered to be “Participating Securities” under SFAS No. 128, “Earnings Per Share”(“SFAS 128”) for EPS calculations. The redeemable common stock purchase warrants are considered Participating Securities because the common stock underlying these securities participates in dividends (if declared) at the same rate as the common shareholders. Because the Company reported net income for the six months ended November 30, 2007, a portion of the net income has been allocated to the participating warrants as if dividends were declared leaving net income applicable to common shareholders for the computation of basic EPS. Due to the fact there is no contractual obligation for the security holders of the warrants to share in losses of the Company and since the warrants were redeemed and converted to long-term debt in the first quarter of fiscal year 2009, they have not been included in the basic loss per share calculations for the three and six months ended November 30, 2008.

The following table provides a reconciliation of the numerators and the denominators used to calculate basic and diluted loss per share as disclosed in our Consolidated Statement of Operations for the three and six months ended November 30, 2008 and 2007 (in thousands except per share amounts):

	Three Months Ended November 30,		Six Months Ended November 30,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$(395)	$(1,102)	$(841)	$989

Participation rights of preferred stock in undistributed earnings (see percentage calculation below)	—	—	—	(105)

Numerator for basic net income (loss) per common share - income (loss) available to common shareholders under the two-class method	$(395)	$(1,102)	$(841)	$884

Participation rights of preferred stock in undistributed earnings	—	—	—	105

Numerator for diluted net income (loss) per common share - income (loss) available to common shareholders under the two-class method	$(395)	$(1,102)	$(841)	$989

Denominator:
Denominator for basic net income (loss) per common share - weighted-average shares	49,052	48,815	49,052	48,692
Effect of dilution due to common stock purchase warrants	—	—	—	5,794

Subtotal	49,052	48,815	49,052	54,486

Percentage of undistributed earnings allocated to common stock purchase warrants	0.0%	0.0%	0.0%	10.6%

Effect of dilution due to stock options	—		—	482

Denominator for diluted net income (loss) per common share - adjusted weighted-average shares	49,052	48,815	49,052	54,968

Net income (loss) per common share:
Basic	$(0.01)	$(0.02)	$(0.02)	$0.02

Diluted	$(0.01)	$(0.02)	$(0.02)	$0.02

The following securities were outstanding as of the end of the periods listed below but were not included in the computation of diluted earnings per share due to their antidilutive effect (in thousands):

	Three and Six Months Ended November 30, 2008	Three Months Ended November 30, 2007
Common stock options	3,911	2,014

Recently Issued Accounting Pronouncements Not Yet Effective

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). This statement amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) are effective for the Company on June 1, 2009. The Company does not expect the adoption of SFAS 141(R) to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The provisions of SFAS 160 are effective for the Company on June 1, 2009. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial statements.

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

	Three Months Ended November 30,		Six Months Ended November 30,
	2008	2007	2008	2007
Gross service, rent and maintenance billings	$15,394	$16,386	$31,262	$32,930
Less: Direct costs paid to AT&T	(8,650)	(9,103)	(17,516)	(18,190)

Net service, rent and maintenance revenue	$6,744	$7,283	$13,746	$14,740

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

The Settlement also contained other provisions customary for agreements of this nature.

NOTE 4 – INVENTORY

The following table reflects the components of inventory (in thousands):

	November 30, 2008			May 31, 2008
	Cost	Reserve	Net Value	Cost	Reserve	Net Value
Phones and related accessories	$966	$—	$966	$1,262	$—	$1,262
Automotive products	552	—	552	621	—	621
Satellite products	27	—	27	29	—	29
Two-way products	587	(36)	551	563	(39)	524
Other	278	—	278	189	—	189

Total inventory and reserves	$2,410	$(36)	$2,374	$2,664	$(39)	$2,625

Obsolescence reserve	—	(214)	(214)	—	(224)	(224)

Total inventory and reserves	$2,410	$(250)	$2,160	$2,664	$(263)	$2,401

NOTE 5 – NOTES RECEIVABLE

On October 3, 2008, Teletouch agreed to provide up to $250,000 in financing to Mobui Corporation, a privately held Washington corporation (“Mobui”), in exchange for an equity position in Mobui and loaned an initial $60,000 in return for a promissory note payable bearing an annual interest rate of 14% with all principal and accrued interest payable due upon demand of Teletouch anytime after November 2, 2008 (the “Note”). The Note is secured by substantially all of the assets of Mobui, excluding certain intellectual property, and by personal guarantee from the founder of Mobui.

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

As of November 30, 2008 the total principal and accrued interest due under the Third Amended Note is $250,000 which is reported as a current asset since the balance is due upon demand by Teletouch.

Through January 2009, the Company provided additional financing to Mobui and extended the maturity date on the Note. As of the date of this Report, $415,000 has been loaned to Mobui with the first payment due in July 2009 (see Note – 16 “Subsequent Events” for additional discussion).

In addition the Company issued a promissory note in August 2008 to Wireless Works, a former PCI cellular agent, for approximately $13,000 related to unpaid equipment purchases. The note is due in full on December 31, 2009 and has an annual interest rate of 0%.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	November 30, 2008	May 31, 2008
Land	$774	$774
Buildings and leasehold improvements	3,265	3,168
Two-way network infrastructure	1,067	1,177
Office and computer equipment	3,352	3,197
Signs and displays	1,737	1,737
Other	442	410

	$10,637	$10,463
Accumulated depreciation	(7,477)	(7,253)

	$3,160	$3,210

Depreciation expense was approximately $126,000 and $166,000 for the three months ended November 30, 2008 and 2007, respectively and $261,000 and $361,000 for the six months ended November 30, 2008 and 2007, respectively.

Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method. The following table contains the property, plant and equipment by estimated useful life, net of accumulated depreciation as of November 30, 2008 (in thousands):

	Less than 3 years	3 to 4 years	5 to 9 years	10 to 14 years	15 to 19 years	20 years and greater	Total Net Value
Buildings and leasehold improvements	$103	$9	$170	$—	$11	$1,280	$1,573
Office and computer equipment	92	116	16	—	—	—	224
Two-way network infrastructure	58	39	252	—	—	—	349
Signs and displays	77	20	—	—	—	—	97
Other	39	104	—	—	—	—	143
Land	—	—	—	—	—	774	774

	$369	$288	$438	$—	$11	$2,054	$3,160

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible Assets with Indefinite Lives: In accordance with SFAS 142, the Company performs an annual impairment test of goodwill as well as evaluates this goodwill for recoverability upon any significant change in the business. There was no change in the $343,000 carrying amount of goodwill for the three months and six months ended November 30, 2008.

The reported goodwill of the Company at November 30, 2008 and May 31, 2008 relates entirely to the two-way radio segment and was purchased in the acquisition of the assets of Delta Communications and Electronics, Inc. which was completed in January 2004. The Company evaluates the recoverability of this goodwill at least once annually on March 1st of each year. There have been no changes in the two-way radio segment during the current quarter that would indicate to the Company that the carrying value of its goodwill may have been impaired during the period.

Intangible Assets with Definite Lives: The following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	November 30, 2008			May 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Wireless contracts and subscriber bases	$10,258	$(5,939)	$4,319	$10,258	$(5,546)	$4,712
FCC licenses	104	(56)	48	104	(50)	54
Wholesale customer list	1,235	(1,235)	—	1,235	(1,235)	—
Loan origination fees	394	(145)	249	394	(86)	308
Non-competition agreements	95	(92)	3	95	(82)	13
Internally-developed software	170	(170)	—	170	(170)	—

Balance at November 30, 2008 and May 31, 2008	$12,256	$(7,637)	$4,619	$12,256	$(7,169)	$5,087

Amortization is computed using the straight-line method based on the following estimated useful lives:

Wireless contracts and subscriber bases	1-13 years
FCC licenses	9 years
Loan origination fees	2-5 years
Non-competition agreements	5 years
Internally-developed software	3 years

Total amortization expense for the three months ended November 30, 2008 and 2007 was approximately $229,000 and $221,000, respectively and $468,000 and $443,000 for the six months ended November 30, 2008 and 2007, respectively.

NOTE 8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of (in thousands):

	November 30, 2008	May 31, 2008
Accrued payroll and other personnel expense	$1,212	$1,743
Accrued state and local taxes	896	872
Unvouchered accounts payable	3,385	2,407
Customer deposits payable	653	679
Other	627	846

Total	$6,773	$6,547

NOTE 9 – LONG-TERM DEBT

Long-term debt at November 30, 2008 and May 31, 2008 consists of the following (in thousands):

	November 30, 2008	May 31, 2008
Vehicle notes	$3	$7
Thermo revolver	5,114	4,863
United Commercial Bank debt	2,512	2,552
Jardine Capital Corporation bank debt	640	643
Thermo factoring debt	8,643	9,091
Warrant redemption notes payable	1,350	—

Total long-term debt	$18,262	$17,156
Less: Current portion	(9,973)	(9,727)

Long-term debt, net	$8,289	$7,429

Current portion of long-term debt at November 30, 2008 and May 31, 2008 consists of the following (in thousands):

	November 30, 2008	May 31, 2008
Vehicle notes	$3	$6
Thermo revolver	934	540
United Commercial Bank debt	84	82
Jardine Capital Corporation bank debt	9	8
Thermo factoring debt	8,643	9,091
Warrant redemption notes payable	300	—

Total current portion of long-term debt	$9,973	$9,727

In August 2008 the Company amended its Loan and Security Agreement dated as of April 30, 2008 (the “Thermo Revolver”), with Thermo Credit, LLC to increase its funding availability under the asset based revolving credit facility to $5,250,000. On August 29, 2008 the Company was funded an additional $250,000 under the credit facility and as of November 30, 2008 approximately $5,114,000 has been advanced to the Company under this facility.

In June 2008 the Company redeemed the 6,000,000 outstanding GM Warrants and converted a portion of the obligation to long-term debt (see Note 12 “Shareholders’ Equity” for discussion of May 2008 agreement to redeem common stock purchase warrants and redemption in June 2008).

NOTE 10 – INCOME TAXES

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

Significant components of the Company’s deferred taxes are as follows (in thousands):

	November 30, 2008	May 31, 2008
Deferred Tax Assets:
Current deferred tax assets:
Accrued liabilities	$342	$433
Deferred revenue	46	34
Inventories	82	87
Bad debt reserve	336	158

	806	712
Valuation allowance	(806)	(689)

Current deferred tax assets, net of valuation allowance	—	23

Non-current deferred tax assets:
Net operating loss	11,297	11,157
Intangible assets	174	150
Fixed assets	267	288
Licenses	19	21
Other	2	2

	11,759	11,618
Valuation allowance	(11,686)	(11,536)

Non-current deferred tax assets, net of valuation allowance	73	82

Deferred Tax Liabilities:
Current deferred tax liabilities:
Other	—	23

Non-current deferred tax liabilities:
Fixed assets	73	82

Net Current Deferred Tax Asset	$—	$—

Net Non-Current Deferred Tax Asset	$—	$—

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

	Twelve Months Ending November 30,
	Total	2009	2010	2011	2012	Thereafter
Operating leases	$6,330	$1,151	$667	$444	$325	$3,743

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

Claim by Former Employee: In March 2008, the Company received a demand letter from Keith Cole, former CFO of PCI and General Counsel for the Company. Mr. Cole was terminated in January 2008. Mr. Cole has made a demand for certain compensation that he believed was due prior to his termination. The basis for this claim is certain alleged verbal conversations with management of the Company. The total alleged unpaid compensation amount claimed by Mr. Cole is approximately $455,000. As of the date of this Report, the Company reached a final agreement with Mr. Cole to settle this claim and a one time payment of $80,000 was paid in April 2009 in exchange for a settlement and release agreement.

NOTE 12 – SHAREHOLDERS’ EQUITY

Common Stock Purchase Warrants: In November 2002, the Company issued 6,000,000 redeemable common stock purchase warrants as part of a debt restructuring transaction completed in fiscal year 2003 (the “GM Warrants”). At May 31, 2008, the Company had 6,000,000 GM Warrants issued and outstanding. The GM Warrants were exercisable beginning in December of 2005 and terminating in December of 2010. In December of 2007 or earlier upon specific events, the holder of the GM Warrants had the ability to require the Company to redeem the warrants at $0.50 per warrant. Because of this mandatory redemption feature, the Company initially recorded the estimated fair value of the GM Warrants as a long-term liability on its consolidated balance sheet and adjusted the amount to reflect changes in the fair value of the warrants, including accretion in value due to the passage of time, with such changes charged or credited to interest expense through the exercise date of the warrants.

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

As of May 31, 2008, following the execution of the Warrant Redemption Payment Agreements discussed above and in accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced,” the Company classified $1,200,000 of its $3,000,000 liability under the redeemable common warrants as a long-term liability (leaving $1,800,000 reported as a current liability) to reflect the refinancing of this debt completed in June 2008 under the Warrant Redemption Payment Agreements. On June 2, 2008, the Company paid the $1,500,000 initial payment to the GM Warrant Holders and executed the 12 promissory notes as contemplated under the Warrant Redemption Agreement discussed above.

NOTE 13 – STOCK OPTIONS

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

On November 7, 2002, the Company’s common shareholders voted to adopt and ratify the Teletouch 2002 Stock Option and Appreciation Rights Plan (the “2002 Plan”). Under the 2002 Plan, Teletouch may issue options, which will result in the issuance of up to an aggregate of 10,000,000 shares of Teletouch’s common stock. The 2002 Plan provides for options, which qualify as incentive stock options (Incentive Options) under Section 422 of the Internal Revenue Code, as well as the issuance of non-qualified options (Non-Qualified Options). The shares issued by Teletouch under the 2002 Plan may be either treasury shares or authorized but unissued shares as Teletouch’s Board of Directors may determine from time to time. Pursuant to the terms of the 2002 Plan, Teletouch may grant Non-Qualified Options and Stock Appreciation Rights (SARs) only to officers, directors, employees and consultants of Teletouch or any of Teletouch’s subsidiaries as selected by the Board of Directors or the Compensation Committee. The 2002 Plan also provides that the Incentive Options shall be available only to officers or employees of Teletouch or any of Teletouch’s subsidiaries as selected by the Board of Directors or Compensation Committee. The price at which shares of common stock covered by the option can be purchased is determined by Teletouch’s Compensation Committee or Board of Directors; however, in all instances the exercise price is never less than the fair market value of Teletouch’s common stock on the date the option is granted. To the extent that an Incentive Option or Non-Qualified Option is not exercised within the period in which it may be exercised in accordance with the terms and provisions of the 2002 Plan described above, the Incentive Option or Non-Qualified

Option will expire as to the then unexercised portion. In addition, employees that cease their services with the Company and hold vested options will have the ability to exercise their vested options for a period three months after their termination date with the Company.

As of November 30, 2008, approximately 29,327 Non-Qualified Options and 52,000 Incentive Options are outstanding under the 1994 Plan, and approximately 256,998 Non-Qualified Options and 3,573,156 Incentive Options are outstanding under the 2002 Plan.

A summary of option activity for the six months ended November 30, 2008 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 1, 2008	1,565,323	$0.40	—
Six months ended November 30, 2008
Granted	2,398,156	0.19	—
Exercised	—	—	—
Forfeited	(51,998)	0.42	—

Outstanding at November 30, 2008	3,911,481	0.27	8.49	$—

Options exercisable at November 30, 2008	1,394,992	$0.38	6.66	$—

The following table summarizes the status of the Company’s non-vested stock options since June 1, 2008:

	Non-vested Options
	Number of Shares	Weighted- Average Fair Value
Non-vested at June 1, 2008	486,667	$0.36
Granted	2,263,156	0.18
Vested	(223,334)	0.37
Forfeited	(10,000)	0.22

Non-vested at November 30, 2008	2,516,489	$0.20

Upon adoption of SFAS 123(R) on June 1, 2006, the Company began estimating the value of employee stock options on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial disclosure in accordance with SFAS 123. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The Company has elected to estimate the expected life of an award based on the SEC approved “simplified method”. The Company calculated its expected volatility assumption required in the Black-Scholes model based on the historical volatility of its stock. The Company recorded approximately $44,000 and $30,000 in stock based compensation expense in the consolidated financial statements for the three months ended November 30, 2008 and 2007, respectively. The Company recorded approximately $86,000 and $60,000 in stock based compensation expense in the consolidated financial statements for the six months ended November 30, 2008 and 2007, respectively.

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company entered into certain related party transactions during the fiscal years ended May 31, 2008 and 2007 with PCCI and TLLP, both companies controlled by Robert McMurrey, Chairman and Chief Executive Officer of Teletouch, as follows:

In June 2006, the Company loaned $250,000 to PCCI for the purpose of allowing PCCI to enter into an option agreement with Air-bank, Inc., a non-affiliated prepaid cellular technology company (“Air-bank”). The $250,000 was to be used to secure a management and option agreement with Air-bank providing PCCI the option to acquire up to 55% interest in Air-bank. Beginning in June 2006 and through fiscal year 2009, the Company also provided certain leased office space to Air-bank. In January 2009 PCCI contributed the receivable due from Air-bank to Teletouch which assigned all claims to the receivable to the Company to retire all of its intercompany obligations due to the Company. In addition Air-Bank owed the Company other balances due to certain operating expenses paid by the Company on their behalf. In January 2009, the Company converted all amounts due from Air-bank into a single promissory note totaling approximately $434,000 as of the date of this Report. The note has an annual interest rate of 15% and is secured by all of the assets of Air-Bank. The note’s initial maturity date was March 31, 2009 with a $250,000 principal payment due at that date with any remaining principal balance and all unpaid accrued interest due on June 30, 2009.

As of the date of this Report, Air-bank is in default on the promissory note since they could not make the initial principal and accrued interest payment which was extended by the Company to April 10, 2009. Due to their default status, the Company has initiated foreclosure procedures on the assets of Air-bank. The Company believes the fair value of Air-bank’s collateralized assets will be in excess of the balance of the note recorded in the Company’s financials.

In August 2006, TLLP paid certain legal fees on behalf of the Company related to the debt restructuring and the reorganization of its commonly controlled companies. The Company recorded this $63,000 as a related party payable to TLLP. As of November 30, 2008, $48,000 remains payable to TLLP by the Company.

NOTE 15 – SEGMENT INFORMATION

The Company’s consolidated financial statements include three reportable segments: cellular services, wholesale distribution and two-way radio services. The Company determines its reportable segments based on the aggregation criteria of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”).

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

The following tables summarize the Company’s unaudited operating financial information by each segment for the three and six months ended November 30, 2008 and 2007 (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	2008	2007	2008	2007
Operating revenues:
Service, rent and maintenance revenue
Cellular	$6,339	$6,731	$12,848	$13,574
Two-way	376	438	788	884
Other	29	114	110	282

Total	6,744	7,283	13,746	14,740

Product sales revenue
Cellular	1,728	1,736	3,592	3,890
Wholesale	1,982	2,959	5,200	7,060
Two-way	680	739	1,337	1,282
Other	58	477	203	1,127

Total	4,448	5,911	10,332	13,359

Operating Revenue
Cellular	8,067	8,467	16,440	17,464
Wholesale	1,982	2,959	5,200	7,060
Two-way	1,056	1,177	2,125	2,166
Other	87	591	313	1,409

Total	11,192	13,194	24,078	28,099

Operating expenses:
Cost of service, rent and maintenance (exclusive of depreciation and amortization included below)
Cellular	1,813	2,227	3,753	4,547
Two-way	424	449	879	980
Other	37	84	76	189

Total	2,274	2,760	4,708	5,716

Cost of products sold
Cellular	1,752	1,653	3,662	3,762
Wholesale	1,775	2,649	4,620	6,238
Two-way	526	522	966	892
Other	36	377	144	823

Total	4,089	5,201	9,392	11,715

Selling and general and administrative
Cellular	1,338	1,506	2,761	3,501
Wholesale	308	357	641	801
Two-way	137	127	274	239
Corporate	2,291	2,711	4,705	5,587
Other	96	207	294	457

Total	4,170	4,908	8,675	10,585

Depreciation and amortization
Two-way	55	61	112	121
Corporate	300	326	617	683

Total	355	387	729	804

Gain on forgiveness of trade payable obligation to AT&T
Corporate	—	—	—	(3,824)

Gain on disposal of assets
Corporate	(1)	(1)	(1)	(17)

Total Operating expenses	10,887	13,255	23,503	24,979

Operating income (loss)
Cellular	3,164	3,081	6,264	5,654
Wholesale	(101)	(47)	(61)	21
Two-way	(86)	18	(106)	(66)
Corporate	(2,590)	(3,036)	(5,321)	(2,429)
Other	(82)	(77)	(201)	(60)

Total	305	(61)	575	3,120

Interest Expense, Net
Two-way	—	—	—	(1)
Corporate	(619)	(983)	(1,254)	(2,012)

Total	(619)	(983)	(1,254)	(2,013)

Net income (loss) before income taxes	(314)	(1,044)	(679)	1,107

Income tax expense
Corporate	81	58	162	118

Net income (loss)	$(395)	$(1,102)	$(841)	$989

Participation rights of common stock purchase warrants in undistributed earnings	—	—	—	(105)

Net income (loss) per share applicable to common shareholders	$(395)	$(1,102)	$(841)	$884

The Company identifies its assets by segment. Significant assets of the Company’s corporate offices include cash, property and equipment and loan origination costs. The Company’s assets by segment as of November 30, 2008 and May 31, 2008 are as follows:

	November 30, 2008				May 31, 2008
	Total Assets	Property and Equipment, net	Goodwill, net	Intangible Assets, net	Total Assets	Property and Equipment, net	Goodwill, net	Intangible Assets, net
Segment
Cellular	$15,359	$248	$—	$4,315	$15,938	$325	$—	$4,698
Two-way	2,086	525	343	55	2,160	512	343	81
Wholesale	1,013	2	—	—	2,043	—	—	—
Corporate	7,089	2,374	—	249	8,269	2,354	—	308
Other	165	11	—	—	159	19	—	—

Totals	$25,712	$3,160	$343	$4,619	$28,569	$3,210	$343	$5,087

During the three and six months ended November 30, 2008 and 2007, the Company did not have a single customer that represented more than 10% of total segment revenues.

NOTE 16 – SUBSEQUENT EVENTS

On December 22, 2008, Teletouch agreed to a Fourth Amended Note under which the maturity date was extended to December 22, 2009 and the annual interest rate was reduced to 12%. As an incentive for Teletouch to enter into the Fourth Amended Note, Mobui reimbursed all legal fees incurred by Teletouch in preparing these agreements by transferring title to certain computer assets to Teletouch and issued shares of Mobui common stock to Teletouch. On January 6, 2009, Teletouch again amended the Note to reflect an additional funding of $105,000 to Mobui to provide for certain working capital needs by entering into a Fifth Amended Note in the revised amount of $355,000. The terms of the Fifth Amended Note provide for the repayment of $105,000 in principal and any unpaid accrued interest by February 6, 2009 with the remaining principal and interest continuing to be due on December 22, 2009. To entice Teletouch to enter the Fifth Amended Note and provide the additional financing, Mobui issued additional shares of its common stock to Teletouch thereby increasing Teletouch’s minority equity stake in Mobui. In addition, under the modified terms of the Fifth Amended Note, Mobui was required to name Thomas A. Hyde, Jr., the Company’s President and Chief Operating Officer, to Mobui’s Board of Directors and provide Teletouch control over Mobui’s depository accounts through the remaining term of the Fifth Amended Note. On January 15, 2009, Teletouch amended the Note once again to reflect an additional funding of $60,000 to Mobui. The Sixth Amended Note revised the total Note amount to $415,000 and provided for the repayment of $165,000 in principal and any unpaid accrued interest by July 15, 2009. The remaining principal and interest continues to be due on December 22, 2009. Since Teletouch agreed to enter into a Sixth Amended Note, Mobui again issued additional shares of its common stock to the Company which increased Teletouch’s minority equity position in Mobui.

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

2009 Business Strategy

Since the August 2006 acquisition of PCI, many personnel and process changes have been completed to allow for and promote organic growth in its current business units. In order to realize this organic growth, the Company has added additional sales personnel and locations, increased its internet marketing activities and enhanced its systems and processes to allow for the timely integration on new product lines and expects to realize returns on these investments during 2009. In addition, several acquisition targets have been identified, which would be complementary to the business. Upon completing and filing all of its delinquent financial reports in calendar year 2009, the Company is hopeful that it will secure the necessary financing to complete one or more of these acquisitions. However, there is no assurance that any of the acquisitions will be concluded or that the Company will be able to complete and file all of its delinquent financial reports.

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

Service, Rent and Maintenance Revenue for the Three and Six Months Ended November 30, 2008 and 2007

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

(dollars in thousands)	November 30,				2008 vs 2007
	2008	% of Oper Rev	2007	% of Oper Rev	$ Change	% Change
Three Months Ended
Service, rent, and maintenance revenue
Cellular operations
Gross cellular subscription billings	$14,989		$15,801		$(812)	-5%
Net revenue adjustment (revenue share due AT&T)	(8,650)		(9,103)		453	-5%

Net revenue reported from cellular subscription billings	6,339	57%	6,698	51%	(359)	-5%
Other service revenue	—	0%	33	0%	(33)	-100%

Cellular operations total service revenues:	6,339	57%	6,731	51%	(392)	-6%

Two-way radio operations	376	3%	438	3%	(62)	-14%
Other operations	29	0%	114	1%	(85)	-75%

Service, rent, and maintenance revenue	$6,744	60%	$7,283	55%	$(539)	-7%

Total operating revenues	$11,192		$13,194		$(2,002)	-15%

Six Months Ended
Service, rent, and maintenance revenue
Cellular operations
Gross cellular subscription billings	$30,364		$31,605		$(1,241)	-4%
Net revenue adjustment (revenue share due AT&T)	(17,516)		(18,190)		674	-4%

Net revenue reported from cellular subscription billings	12,848	53%	13,415	48%	(567)	-4%
Other service revenue	—	0%	159	0%	(159)	-100%

Cellular operations total service revenues:	12,848	53%	13,574	48%	(726)	-5%

Two-way radio operations	788	3%	884	3%	(96)	-11%
Other operations	110	1%	282	1%	(172)	-61%

Service, rent, and maintenance revenue	$13,746	57%	$14,740	52%	$(994)	-7%

Total operating revenues	$24,078		$28,099		$(4,021)	-14%

Gross cellular subscription billings are measured as the total recurring monthly cellular service charges invoiced to PCI’s wireless subscribers for which a fixed percentage of the dollars invoiced are retained by PCI as compensation for the services it provides to these subscribers and for which PCI takes full (100%) accounts receivable risk before deducting certain revenue sharing amounts that are payable to AT&T under PCI’s master distributor agreements with AT&T. The Company uses the calculation of gross cellular subscription billings to measure the Company’s overall growth rate.

Service, Rent and Maintenance Revenue Discussion for the Three and Six Months Ended November 30, 2008 and 2007

The decrease in the cellular operation’s gross cellular subscriptions billings resulted primarily from a decrease in monthly access charges of $559,000 and $1,097,000 for the three and six months ended November 30, 2008, respectively, compared to the same periods in the prior year. This reduction is attributable to a decline in the Company’s cellular subscriber base. The Company had 76,352 cellular subscribers as of November 30, 2008 compared to 82,162 cellular subscribers as of November 30, 2007. In addition the cellular operations experienced a decrease in billings for peak time charges of $144,000, roamer and toll charges of $333,000 and assessment charges of $244,000, quarter over quarter. For the six months ended November 30, 2008, the cellular operations experienced a decrease in billings for peak time charges of $344,000, roamer and toll charges of $658,000, and assessments charges of $406,000 as compared to the same period in the prior year. An increase in billings for data charges offset the other billing decreases in the three and six months ended November 30, 2008 compared to the same periods in fiscal year 2008. This is a result of the continued migration of PCI’s subscribers to incur wireless data charges which provide the Company with premium revenues. Billings for data charges increased by approximately $716,000 and $1,524,000 for the three and six months ended November 30, 2008, respectively compared to the same periods in fiscal year 2008.

The decrease in other services from cellular operations for the three and six months ended November 30, 2008 compared to the same periods in 2007, is a direct result of centralizing the installation revenues from the sale of automotive audio equipment into one single business unit during the restructuring of the Company’s business units in the first quarter of fiscal year 2008.

The decrease in service, rent and maintenance revenue related to the Company’s two-way radio operations for the three and six months ended November 30, 2008 compared to the same periods in fiscal year 2008, is primarily due to a continued decrease in service revenues generated from Teletouch’s telemetry business. In fiscal year 2007, the Company decided not to actively support expanding the telemetry operations due to market competition and product development costs. Subsequently, the service revenues from these operations have decreased from a continued decline in the number of telemetry subscribers.

The decrease in service, rent, and maintenance revenue related to the Company’s other operations for the three and six months ended November 30, 2008 compared to the same periods in fiscal year 2008, is directly related to a decrease in installation revenues due to a decline in the demand for aftermarket automotive audio equipment and accessories. In addition the decrease is attributable to the disposal of PCI’s paging operations in the first quarter of fiscal year 2008 as well as a continued decline in the Company’s subscriber bases for local and long distance phone services. The Company has decided not to actively expand these subscriber bases and has discontinued offering these services to any of its new customers.

Cost of Service, Rent and Maintenance for the Three and Six Months Ended November 30, 2008 and 2007

Cost of service, rent and maintenance expense consist of the following significant components:

	November 30,		2008 vs 2007
(dollars in thousands)	2008	2007	Change	% Change
Three Months Ended
Cost of service, rent and maintenance
Cellular operations	$1,813	$2,227	$(414)	-19%
Two-way operations	424	449	(25)	-6%
Other operations	37	84	(47)	-56%

Total cost of service, rent and maintenance	$2,274	$2,760	$(486)	-18%

Six Months Ended
Cost of service, rent and maintenance
Cellular operations	$3,753	$4,547	$(794)	-17%
Two-way operations	879	980	(101)	-10%
Other operations	76	189	(113)	-60%

Total cost of service, rent and maintenance	$4,708	$5,716	$(1,008)	-18%

Cost of Service, Rent and Maintenance Discussion for the Three and Six Months Ended November 30, 2008 and 2007

The decrease in cost of service, rent and maintenance related to the Company’s cellular operations for the three and six months ended November 30, 2008 compared to the same periods in fiscal year 2008, is directly related to the corresponding decrease in cellular service roamer revenue as well as a decrease in custom feature costs due to the Company changing service providers for the roadside assistance program. The decrease is also related to a reduction in personnel costs due to the restructuring of the Company’s business units in the first quarter of fiscal year 2008. The employee headcount in the cellular customer service department was 66 employees as of November 30, 2008 compared to 82 employees as of November 30, 2007.

The decrease in cost of service, rent and maintenance related to the Company’s two-way operations for the three and six months ended November 30, 2008 compared to the same periods in fiscal year 2008, is primarily due to the restructuring of Company employees during the first quarter of fiscal year 2008 and the continued reduction in the costs associated with the telemetry business. The Company recorded approximately $18,000 in severance expenses in the first six months of fiscal year 2008 whereas no similar transactions occurred in the first six months of fiscal year 2009. The decline in network costs associated with the Teletouch telemetry business accounted for an additional $34,000 reduction in the two-way service costs for the six months ended November 30, 2008 compared to the six months ended November 30, 2007. The decrease in telemetry costs is directly related to a decrease in service revenues generated from the telemetry business due to a decline in the subscriber base.

The decrease in cost of service, rent and maintenance related to the Company’s other operations for the three and six months ended November 30, 2008 compared to the same periods in fiscal year 2008, is due to a continued decline in the subscriber bases for local and long distance phone services. The Company has decided not to actively expand its subscriber base and has discontinued offering these services to any of its new customers. In addition the Company’s other operations experienced a decrease in personnel expenses due to the restructuring the Company’s business units in August 2007. The Company’s other operations had 19 employees as of November 30, 2008 compared to 26 employees as of November 30, 2007.

Sales Revenue and Cost of Products Sold for the Three and Six Months ended November 30, 2008 and 2007

(dollars in thousands)	November 30,				2008 vs 2007
	2008	% of Oper Rev	2007	% of Oper Rev	$ Change	% Change
Three Months Ended
Product Sales Revenue
Cellular	$1,728	15%	$1,736	13%	$(8)	0%
Wholesale	1,982	18%	2,959	22%	(977)	-33%
Two-Way	680	6%	739	6%	(59)	-8%
Other	58	1%	477	4%	(419)	-88%

Total product sales revenue	$4,448	40%	$5,911	45%	$(1,463)	-25%

Cost of products sold
Cellular	1,752	16%	1,653	13%	99	6%
Wholesale	1,775	16%	2,649	20%	(874)	-33%
Two-Way	526	5%	522	4%	4	1%
Other	36	0%	377	3%	(341)	-90%

Cost of products sold	$4,089	37%	$5,201	40%	$(1,112)	-21%

Total Operating Revenues	$11,192		$13,194		$(2,002)

Six Months Ended
Product Sales Revenue
Cellular	$3,592	14%	$3,890	14%	$(298)	-8%
Wholesale	5,200	22%	7,060	25%	(1,860)	-26%
Two-Way	1,337	6%	1,282	5%	55	4%
Other	203	1%	1,127	4%	(924)	-82%

Total product sales revenue	$10,332	43%	$13,359	48%	$(3,027)	-23%

Cost of products sold
Cellular	3,662	15%	3,762	13%	(100)	-3%
Wholesale	4,620	19%	6,238	22%	(1,618)	-26%
Two-Way	966	4%	892	3%	74	8%
Other	144	1%	823	3%	(679)	-83%

Cost of products sold	$9,392	39%	$11,715	41%	$(2,323)	-20%

Total Operating Revenues	$24,078		$28,099		$(4,021)

Sales Revenue and Cost of Products Sold Discussion for the Three and Six Months Ended November 30, 2008 and 2007

Product sales revenue: The decline in product sales from the Company’s wholesale operations for the three and six months ended November 30, 2008 compared to the same periods in fiscal year 2008, is attributable to fewer cellular handsets, cellular accessories and car audio equipment sales due to increased competition and lower demand for aftermarket car audio equipment. The unavailability of certain wholesale cellular and audio equipment from certain vendors also contributed to the decline in the wholesale operations product revenue for the three and six months ended November 30, 2008 compared to the same periods in the prior year.

The 8% decrease in product sales revenue related to the two-way radio operations for the three months ended November 30, 2008 compared to the same period in fiscal year 2008, is primarily due to a decline in parts and radio sales for the Lufkin and Garland locations. The 4% increase in product sales revenue for the six months ended November 30, 2008 compared to the same period in fiscal year 2008, is attributable to the Company recording $50,000 in commission revenue due from Motorola for the indirect purchasing of digital two-way equipment related to the City of Longview radio rebanding project recorded in the first quarter of fiscal year 2009.

The decrease in product sales related to the Company’s other operations for the three and six months ended November 30, 2008 compared to the same periods in fiscal year 2008, is due to a decreased demand in aftermarket audio and video products as well as the loss of key sales staff in the Company’s car dealer business.

Cost of products sold: The decrease in total cost of products sold for the three and six months ended November 30, 2008 compared to the same periods in the prior year, is a direct result of a decrease in product sales revenues across all of the Company’s operating segments.

Selling and General and Administrative Expenses for the Three and Six Months ended November 30, 2008 and 2007

Selling and general and administrative expenses consist of the following significant components:

	November 30,		2008 vs 2007
(dollars in thousands)	2008	2007	$ Change	% Change
Three Months Ended
Selling and general and administrative
Salaries and other personnel expenses	$2,624	$3,122	$(498)	-16%
Office expense	504	527	(23)	-4%
Advertising expense	239	346	(107)	-31%
Professional fees	345	271	74	27%
Taxes and licenses fees	56	49	7	14%
Stock-based compensation expense	45	30	15	50%
Other expenses	357	563	(206)	-37%

Total selling and general and administrative	$4,170	$4,908	$(738)	-15%

Six Months Ended
Selling and general and administrative
Salaries and other personnel expenses	$5,507	$6,932	$(1,425)	-21%
Office expense	1,032	1,034	(2)	0%
Advertising expense	389	674	(285)	-42%
Professional fees	750	632	118	19%
Taxes and licenses fees	116	93	23	25%
Stock-based compensation expense	86	60	26	43%
Other expenses	795	1,160	(365)	-31%

Total selling and general and administrative	$8,675	$10,585	$(1,910)	-18%

Selling and General and Administrative Expenses Discussion for the Three and Six Months Ended November 30, 2008 and 2007

The decrease in salaries and other personnel expenses is primarily due to the restructuring of the Company’s business units in August 2007. The Company recorded approximately $34,000 in severance expenses in the six months ended November 30, 2008 compared to approximately $311,000 in the six months ended November 30, 2007. In addition the Company’s employee headcount contributed to the overall decrease in expenses for the three and six months ended November 30, 2008 compared to the same periods in the prior year. The Company had 131 selling, general and administrative employees as of November 30, 2008 compared to 164 employees as of November 30, 2007.

The decrease in advertising expense for the three months and six months ending November 30, 2008 compared to the same periods in fiscal year 2008, is a direct result of the Company’s shift from a print media driven marketing plan to sponsorships, community involvement marketing programs and online advertising.

The increase in professional fees for the three and six months ended November 30, 2008 compared to the same periods in the prior year is due to is due to consulting fees related to the financial reporting rules under Section 404 of the Sarbanes-Oxley Act of 2002 as well as investor relations fees incurred in the second quarter of fiscal year 2009 to increase the Company’s investor awareness. In addition the Company had increased legal fees in the six months ended November 30, 2008 compared to the same period in 2007, due to its investment in Mobui.

The increase in taxes and licenses fees for the three and six months ended November 30, 2008 compared to the same periods in the prior year is attributable to a refund recorded in the first quarter of fiscal year 2008 related to overcharges associated with the Universal Service Fund billing. The billing for this program is based upon certain estimated service revenues for each calendar year resulting in an annual billing or refund adjustment for the Company.

The increase in stock-based compensation expense for the three and six months ended November 30, 2008 compared to the same periods in fiscal year 2008, is due to an increase in stock options granted to the Company’s executive management. During the first quarter of fiscal year 2009, the Company granted an additional 2,398,156 in stock options which contributed to the increase in expense for the three and six months ended November 30, 2008 compared to the same period from the prior year.

The decrease in other expenses is attributable to debt extension fees recorded in the three and six months ended November 30, 2007, related to extending the maturity date of PCI’s former senior debt with Fortress. The Company recorded expenses related to these fees of approximately $104,000 and $206,000 in three and six months ended November 30, 2007, respectively, with no similar occurring transactions in the same periods in the current year. In addition the Company reduced travel expenses year over year primarily due to the Company restructuring its business units in August 2007. The Company recorded travel expenses of approximately $57,000 and $165,000 for the three and six months ended November 30, 2008, respectively, compared to $115,000 and $252,000 for the three and six months ended November 30, 2007, respectively. A decrease in printing expenses also contributed to the overall decrease in other expenses year over year. Printing expenses recorded in the six months ended November 30, 2008 was approximately $22,000 compared to printing expenses of approximately $46,000 recorded in the six months ended November 30, 2007. Beginning in fiscal year 2008, the Company reduced its practice of using of marketing inserts with the mailing of customer billing

Other Operating Expenses for the Three and Six Months Ended November 30, 2008 and 2007

	November 30,		2008 vs 2007
(dollars in thousands)	2008	2007	$ Change	% Change
Three Months Ended
Other Operating Expenses
Depreciation and amortization:
Depreciation	$126	$166	$(40)	-24%
Amortization	229	221	8	4%

Total depreciation and amortization	355	387	(32)	-8%
Loss on disposal of assets	(1)	(1)	—	0%

Total other operating expenses	$354	$386	$(32)	-8%

Six Months Ended
Other Operating Expenses
Depreciation and amortization:
Depreciation	$261	$361	$(100)	-28%
Amortization	468	443	25	6%

Total depreciation and amortization	729	804	(75)	-9%
Gain on forgiveness of trade payable obligation to AT&T	—	(3,824)	3,824	-100%
Loss on disposal of assets	(1)	(17)	16	-94%

Total other operating expenses (income)	$728	$(3,037)	$3,765	-124%

The decrease in depreciation expense for the three and six months ended November 30, 2008 compared to the same periods in fiscal year 2008, is attributable to the Company’s minimal purchases of fixed assets for its corporate offices and retail locations as well as a reduction in capital expenditures related to the two-way network infrastructure. In addition the age of certain existing capital assets also contributed to the decrease in depreciation expense for the periods presented in fiscal year 2009 compared to same periods in fiscal year 2008. The decrease in depreciation expense is partially offset by an increase in amortization expense related to loan origination costs associated with obtaining a revolving asset based credit facility with Thermo Credit, LLC in April 2008.

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

Gain on disposal of assets: The Company recognized a gain on the disposal of assets in the first quarter of fiscal year 2008 due to the sale of discontinued video and sound displays which were once located in the Hawk Electronics retail stores. No similar transactions occurred during the first or second quarter of fiscal year 2009.

Interest Expense, Net of Interest Income for the Three and Six Months Ended November 30, 2008 and 2007

	Three Months Ended November 30,		2008 vs 2007
(dollars in thousands)	2008	2007	$ Change	% Change
Interest expense (income)
Senior debt	$—	$427	$(427)	-100%
Warrant redemption notes payable	42	—	42	100%
Thermo factoring debt	366	486	(120)	-25%
Thermo revolving credit facility	160	—	160	100%
Mortgage debt	50	78	(28)	-36%
Other	1	(7)	8	-114%

Total interest expense, net	$619	$983	$(364)	-37%

	Six Months Ended November 30,		2008 vs 2007
	2008	2007	$ Change	% Change
Interest expense (income)
Senior debt	$—	$837	$(837)	-100%
Warrant redemption notes payable	86	—	86	100%
Thermo factoring debt	747	1,025	(278)	-27%
Thermo revolving credit facility	320	—	320	100%
Mortgage debt	104	156	(52)	-33%
Other	(2)	(3)	1	-41%

Total interest expense, net	$1,254	$2,013	$(759)	-38%

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

As a result of the above transactions, PCI recorded non-cash interest expense of $427,000 for the three months ended November 30, 2007 and $837,000 for the six months ended November 30, 2007 related to the senior debt obligation with Fortress. No similar non-cash interest expense transactions occurred in the first or second quarter of fiscal year 2009 since the debt obligation with Fortress was removed from the Company’s financials in May 2008 due to a full release from the TPA.

In addition the Company recorded less interest expense in the three and six months ended November 30, 2008 compared to the same periods in the prior year due to monthly principal payments various automobile notes and bank debt used to refinance a term loan. The decrease is also attributable to fewer discount fees incurred from the Company’s factoring debt facility with Thermo in the three and six months ended November 30, 2008 compared to the same periods in fiscal year 2008, due to lower fundings which was a result of decreased cellular billings and equipment sales from the Company’s wholesale segment. However, the Company began recording monthly cash interest expense in the first quarter of fiscal year 2009 related to the Warrant Redemption Payment Agreements which were negotiated in May 2008 and effective in June 2008, with each of the 12 holders of the GM Warrants (see Note 12 – Shareholders’ Equity for additional information). The Company also began recording monthly cash interest expense associated with the Thermo revolving credit facility which was executed in May 2008.

Income Tax Expense for the Six Months Ended November 30, 2008 and 2007

For the three months ended November 30, 2008 and 2007 the Company recorded $81,000 and $58,000 in state tax expense, respectively and for the six months ended November 30, 2008 and 2007, the Company recorded $162,000 and $118,000 in state tax expense, respectively. All of the periods presented include expenses related to the Texas margin tax, which was initially implemented by the state for the Company’s privilege to do business in Texas beginning January 1, 2008. The margin tax is calculated by using the Company’s gross receipts from business conducted in Texas each fiscal year less a cost of goods sold deduction.

FINANCIAL CONDITION

	Six Months Ended November 30,		2008 vs 2007
(dollars in thousands)	2008	2007	$ Change
Cash provided by (used in) operating activities	$1,156	$(5,451)	$6,607
Cash used in investing activities	(473)	(141)	(332)
Cash provided by (used in) financing activities	(1,895)	602	(2,497)

Net decrease in cash	$(1,212)	$(4,990)	$3,778

Operating Activities

The increase in cash provided by operations during the six months ended November 30, 2008 as compared to the six months ended November 30, 2007 was primarily attributable to an increase in the change of the Company’s accounts payable balances. During the first quarter of fiscal year 2008, the Company recognized a $3,824,000 non-cash gain on forgiveness of a trade payable obligation to AT&T related to disputed intracompany roaming costs and/or charges by AT&T due to a settlement agreement, which was executed between the Company and AT&T in June 2007. The agreement settled all claims against the Company related to the recovery of amounts previously remitted and/or owed to AT&T with respect to intracompany roaming costs and/or charges. The Company continued to accrue for the monthly intracompany roaming costs and/or charges billed by AT&T in its Consolidated Statement of Operations but delayed the payment of other accounts payable due to AT&T until final resolution of the dispute. As a result of the agreement, the Company was required to pay $4,661,000 of its past due accounts payable in June 2007 to settle outstanding payables owed to AT&T. The increase in cash provided by operations during the six months ended November 30, 2008 compared the same period in fiscal year 2008 is also related to the change in the Company’s accounts receivable balances. The change in these balances is attributable to the Company restricting the extension of credit to customers during fiscal year 2009 due to current economic conditions in the Unites States. The decrease in sales from the Company’s wholesale operations in the six months ended November 30, 2008 compared to the same period in fiscal year 2008 also contributed to the change in the Company’s accounts receivable balances.

Investing Activities

The increase in cash used in investing activities for the six months ended November 30, 2008 as compared to the six months ended November 30, 2007 is due to the issuance of a $250,000 promissory note to Mobui Corporation in exchange for an equity position in the mobile applications development and content delivery company. In addition the Company issued a $13,000 promissory note in August 2008 to a former cellular agent of the Company for unpaid equipment purchases (see Note 5 – “Notes Receivable” for additional information on the notes).

Financing Activities

The decrease in cash provided by financing activities for the six months ended November 30, 2008 as compared to the six months ended November 30, 2007 is attributable to a $1,500,000 cash payment to the 12 holders of the GM Warrants on June 2, 2008. In May 2008 the Company negotiated a Warrant Redemption Payment Agreement with each holder which provided for an initial payment of $1,500,000 on or before June 2, 2008 as well as monthly principal and accrued interest payments on the remaining $1,500,000 balance beginning in July 2008. In addition the Company received less fundings from its factoring debt facility with Thermo in the six months ended November 30, 2008 compared to the same period in the prior fiscal year, primarily the result of a decrease in cellular billings as well as a decline in audio and cellular equipment sales from the Company’s wholesale segment. The decreases in cash provided by financing activities are offset by proceeds of $250,000 the Company received in August 2008 from its asset based debt facility with Thermo. This additional funding was used primarily as an investment in Mobui.

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

Going Concern Matters

The Company had a working capital deficit of approximately $9,590,000 and $9,013,000 at November 30, 2008 and May 31, 2008, respectively, and a shareholders’ deficit of approximately $9,507,000 and $8,752,000 at November 30, 2008 and May 31, 2008, respectively. The Company’s factoring debt obligation with Thermo has been presented as a current liability on the Company’s consolidated balance sheet at November 30, 2008 and May 31, 2008, in accordance with EITF 95-22, because the factoring agreement requires a lockbox agreement under which customer payments on accounts are directed to a lockbox controlled by Thermo and because certain subjective acceleration rights are retained by Thermo under the agreement. The stated maturity date of the obligation is February 2010. The factoring debt obligation at November 30, 2008 and May 31, 2008, was approximately $8,643,000 and $9,091,000, respectively. In May 2008, the Company was able to secure an additional $5,000,000 asset based revolving credit facility with Thermo Credit, LLC (“Thermo”), with the proceeds used primarily to pay $2,000,000 to PCI’s former senior lender to have the liens on the assets of PCI fully and permanently released, and $1,500,000 was used to make an initial payment to the holders of certain long-standing redeemable common stock warrants that became due in December 2007. Even upon the Company’s completion of the restructuring of its debt obligations in May 2008, and increasing its debt facility, the Company was able to partially improve its working capital deficit and shareholders’ equity deficit as of May 31, 2008. The Company is continuing to seek additional debt and equity financing to ensure it is able to meet its remaining trade and debt obligations in the event that there are changes to its existing credit arrangements as well as provide sufficient working capital to expand its operations. If it is unsuccessful in its efforts to secure additional financing and the Company’s current credit arrangements are accelerated, the Company may be unable to meet its obligations and might be forced to seek protection from its creditors.

During fiscal 2008 and continuing into fiscal 2009, the Company has been focusing on evaluating the operations of its PCI subsidiary. The results of these efforts have been successful in eliminating certain unnecessary operating expenses and in increasing margins on product and service revenues by implementing improved controls over pricing and inventory management. The settlement of the dispute with AT&T in June 2007 has resulted in an increase in margins on the cellular service billing revenues during both fiscal years 2008 and 2009 as a result of no longer having to pay for certain charges billed by AT&T when customers roamed on networks owned by AT&T (see further discussion under “Settlement of Dispute with AT&T” in Note 3). In addition, the Company has achieved some success in developing new service revenues that have been successful in partially offsetting the declines in service revenues caused by customer attrition. Since June 2007, the Company has experienced higher than normal cellular subscriber attrition due primarily to the launch of the iPhone. Although the iPhone is offered to customers by AT&T, PCI has been denied the approval to sell or activate the iPhone for customers by AT&T. The Company reviews its staffing levels on a quarterly basis and continues to seek ways to consolidate and automate necessary functions in order to control personnel costs. However, as of the date of this Report, the Company believes that its efforts to reduce it operating expenses have been successful and is concerned that further reductions in these expenses would have a negative impact on revenues. Current efforts are focused on seeking additional distribution for existing products lines, including an emphasis on internet marketing. The Company has also begun to expand its cellular carrier relationships beyond AT&T. In January 2009 the Company entered into a new distribution agreement with T-Mobile USA, Inc. (“T-Mobile”) and in February 2009 opened 5 retail locations in Oklahoma selling T-Mobile cellular services. There can be no assurance that the current efforts to increase revenues through new distribution channels will be successful, nor is there any assurance that the trade credit that is currently extended to the Company will be maintained or expanded for fiscal 2009 to facilitate this growth.

In the second half of fiscal year 2009, the Company began aggressively monitoring its credit policies and procedures due to the current negative economic outlook for many individuals and businesses. As of the date of this Report, the Company has seen an increase in the number of uncollectible accounts and believes the number of uncollectible accounts and the related bad debt expense will continue to increase through the remainder of fiscal year 2009 and through the first half of fiscal year 2010, given current economic conditions in the United States and Southwest region in particular. Because the Company continues to incur credit risk through the extension of credit to its customers, the Company will continue to tighten its credit standards which could impair the Company’s ability to increase revenues during the remainder of fiscal year 2009 and continuing into 2010.

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

In determining the adequacy of the allowance for doubtful accounts, management considers a number of factors including historical collections experience, aging of the receivable portfolio, financial condition of the customer and industry conditions. The Company considers an account receivable past due when customers exceed the terms of payment granted to them by the Company. The Company writes off its fully reserved accounts receivable when it has exhausted all collection efforts, as discussed below.

Accounts receivable are presented net of an allowance for doubtful accounts of $1,004,000 and $480,000 at November 30, 2008 and May 31, 2008, respectively. Based on the information available to the Company, management believes the allowance for doubtful accounts as of those periods are adequate. However, actual write-offs may exceed the recorded allowance.

The Company evaluates its past due accounts that are in various stages of the Company’s collection process on an annual basis. In the first quarter of each calendar year, the Company determines which accounts are uncollectible and those balances are written-off against the Company’s allowance for doubtful accounts balance. Beginning in the third quarter of fiscal year 2009, the Company will be performing the evaluation of its past due accounts on a quarterly basis and will write-off those accounts it believes are uncollectible at the end of each quarter.

Reserve for Inventory Obsolescence: Inventories are stated at the lower of cost (primarily on a moving average basis), which approximates actual cost determined on a first-in, first-out (“FIFO”) basis, or fair market value and are comprised of only finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors, including recent sales trends, quantities on-hand, industry market conditions and economic conditions. In assessing the reserve, management also considers any price protection credits or other incentives, such as volume incentive rebates the Company has received or due from its vendors. In addition, management established specific valuation allowances for discontinued inventory based on its prior experience liquidating this type of inventory. Through the Company’s wholesale distribution channel, it is successful in liquidating the majority of any inventory that becomes obsolete. The Company has many different electronics suppliers, all of which provide reasonable notification of model changes, which allows the Company to minimize its level of discontinued or obsolete inventory. Actual results could differ from those estimates. Inventories are stated on the Company’s consolidated balance sheet net of a reserve for obsolescence of $250,000 and $263,000 at November 30, 2008 and May 31, 2008, respectively.

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

The Company’s review of the carrying value of its tangible long-lived assets at May 31, 2008 indicated the carrying value of these assets were recoverable through estimated future cash flows. Because of the sustained losses the Company has incurred during the past several years, the Company also reviewed the market values of these assets. The review indicated the market value exceeded the carrying value at

May 31, 2008. There were no significant events in the second quarter of fiscal year 2009 which required the Company to review the carrying value of its tangible long-lived assets. However, if the cash flow estimates or the significant operating assumptions upon which they are based change in the future, Teletouch may be required to record impairment charges related to its long-lived assets.

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

The evaluation of the Company’s long-lived intangible assets is discussed in Note 2 under “Intangible Assets.” Under the same premise as the long-lived tangible assets, their market values were also evaluated at May 31, 2008, and the Company determined that based primarily on the market value and supported by the Company’s cash flow projections, there was no impairment of these assets. There were no significant events in the second quarter of fiscal year 2009 which required the Company to review the carrying value of its long-lived intangible assets. However, if the cash flow estimates or the significant operating assumptions upon which they are based change in the future, Teletouch may be required to record impairment charges related to its long-lived assets.

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

Revenues and related costs generated through the Company’s billing services are recognized during the period in which the service is rendered. Associated acquisition costs are expensed as incurred. Product sales revenue is recognized when delivery occurs, the customer takes title and assumes risk of loss, terms are fixed and determinable and collectibility is reasonably assured. The Company does not generally grant rights of return. However, PCI offers customers a 30 day return / exchange program for new cellular subscribers in order to match programs in place by most of the cellular carriers. During the 30 days, a customer may return all cellular equipment and cancel service with no penalty. Reserves for returns, price discounts and rebates are estimated using historical averages, open return requests, recent product sell-through activity and market conditions. No reserves have been recorded for the 30 day cellular return program since only a very small number of customers utilize this return program and of those that do, many fail to meet all of the requirements of the program, which include returning the phone equipment in new condition with no visible damage. In addition, it is typical to incur losses on the sale of the cellular phone equipment related to signing up customers under a cellular airtime contract; therefore, any reserves recorded for customer returns would be an accrual of gains via reversing the losses incurred on the original cellular phone sale transaction. The Company does not believe accruing for the potential gains would be in accordance with GAAP but rather records this gain in the period that it actually realized.

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

Stock-Based Compensation: Upon adoption of SFAS No. 123(R), “Share-Based Payments,” (“SFAS 123R”), on June 1, 2006, we began estimating the value of employee stock options on the date of grant using the Black-Scholes model. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The Company has elected to estimate the expected life of an award based on the SEC approved “simplified method”. We calculated our expected volatility assumption required in the Black-Scholes model based on the historical volatility of our stock. As of June 1, 2006, we adopted the modified prospective transition method, and its effect is included in our consolidated financial statements for the three and six months ended November 30, 2008 and 2007. We will update these assumptions on at least an annual basis and on an interim basis if significant changes to the assumptions are warranted.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We did not have any foreign currency hedges or other derivative financial instruments as of November 30, 2008. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We evaluated the design and operation of the effectiveness of our disclosure controls and procedures as of November 30, 2008 (due to the Company’s delinquency in its public reporting (as discussed below), the evaluation of the Company’s disclosure controls as of November 30, 2008 was performed over the period July though December 2008), under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) and President, pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Certifying Officers concluded that, for the reasons described below, our disclosure controls and procedures were not effective as of November 30, 2008. As discussed below, during the quarter ended November 30, 2008, several of the control deficiencies identified were remediated, but this process is ongoing.

To address the material weaknesses in the Company’s internal control over financial reporting described below, the Company performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this Quarterly Report. Notwithstanding the material weaknesses in our internal control over financial reporting as of November 30, 2008, described below, we believe that the consolidated financial statements contained in this Quarterly Report present our financial condition, results of operations, and cash flows as of the dates, and for the periods presented, fairly and accurately and in conformity with generally accepted accounting principles in the United States of America (“GAAP”).

We have continued to work diligently to remedy our accounting issues and improve our internal controls and procedures for financial reporting following the Company’s acquisition of Progressive Concepts, Inc. (“PCI”) on August 11, 2006. As previously reported in our fiscal 2007 and 2008 Annual Reports on Form 10-K and our August 31, 2008 Quarterly Report on Form 10-Q, the acquisition of PCI and the sale of the Company’s legacy paging business resulted in PCI representing the majority of the operations of Teletouch. Upon completing the acquisition of PCI, we became aware of several control deficiencies in the financial reporting at PCI which could only be remedied by rebuilding PCI’s internal accounting records from 2003 and all periods thereafter on a new platform and by completing substantially all of the general ledger account reconciliations for this period. The significant change to the operating and systems environment at Teletouch as a result of the acquisition of PCI combined with having to utilize a significant portion of the Company’s accounting resources to rebuild PCI’s internal accounting records, resulted in a breakdown in many of the internal controls which were previously effective for Teletouch. Although the process of designing and implementing procedures to minimize the control deficiencies is important to the Company, the challenge of integrating PCI and the significant delay in the completion of the fiscal 2007 and 2008 Annual Reports and the subsequent 2009 Quarterly Reports caused a delay in management’s efforts to adequately design, implement and monitor new procedures to minimize the control deficiencies that led to the issues outlined below. The Company is currently in the process of designing and implementing new procedures to remedy the control deficiencies that led to these issues. As a result, the Certifying Officers have concluded that several of the material weaknesses in our internal control over financial reporting identified as of May 31, 2008 continue to exist as of November 30, 2008 with certain items remediated during the second quarter of fiscal 2009 as noted below and others in various stages of implementation. We expect that all items listed below will be remediated prior to May 31, 2009, the end of our fiscal year. Specifically, management identified the following material weaknesses:

Control Environment: We did not maintain an effective control environment. Specifically:

1.	We have not yet implemented all the necessary policies and procedures to ensure that we have an effective control environment based on criteria established in the COSO framework. Specifically, the Company needs to fully implement controls to help prevent or detect the circumvention of our controls by employees or management. The Company also needs to perform a formal risk profile and analysis of the Company. The risk profile and analysis is currently in process of being completed and is expected to be finalized in the fourth quarter of 2009.

2.	The Company did not maintain sufficient policies and procedures over the administration of a fraud risk policy.

3.	The Company’s information systems lack sufficient controls that limit access to and modification of key applications and data. There is a lack of procedures and controls in the system developmental life cycle, including change management.

4.	We did not maintain a sufficient segregation of duties to decrease the risk of inappropriate accounting.

5.	We did not maintain regular communication of financial information to the Board or its Audit Committee nor was their evidence of sufficient review of interim financial statements or other material but routine transactions by the Board.

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

Changes in Internal Control Over Financial Reporting and Remediation of the Material Weaknesses

Based on the additional procedures performed as part of the Company’s ongoing remediation of its financial controls, the Company’s management has concluded that important improvements and remedial measures were made to the control environment commencing in fiscal 2008 and continuing through the fiscal quarter ended November 30, 2008, including: (i) an improved commitment to competency manifested by the hiring of more experienced and senior finance personnel; (ii) the development of additional financial policies and procedures that when fully implemented will enhance independent judgment and review, including, as appropriate, segregation of duties and increased employee responsibility and accountability for the completeness of the Company’s disclosures; (iii) the establishment of processes and procedures to increase communications between the financial reporting and accounting functions and senior management, including our Audit Committee; and (iv) instituting a formal whistle-blower policy.

Management is committed to remediating the material control weaknesses identified and implementing changes to the Company’s internal control over financial reporting. Management, along with our Board, has implemented, or is in the process of implementing the following changes to the Company’s internal control over financial reporting which will be formally tested during the fourth quarter of fiscal 2009:

•

During the second quarter of fiscal 2009, we published a formal Whistleblower Policy which was made available to all employees of the Company through posting at local offices and inclusion on all Company intranet sites. This policy provides for a line of communication between the employees and the members of the Audit Committee. As of the date of this Report, the Whistleblower policy has been included in the Company’s employee handbook and which has been re-distributed to all employees and is included as part of the new hire packet.

•

During the quarter ended November 30, 2008, we established a formal purchasing policy including defined spending authorization limits providing for management approval of all expenditures over $1,000 and senior management review of all expenditures prior to payment. This purchasing policy requires an approved purchase order for all expenditures over $1,000. Any invoice for services or goods over $1,000 must be matched by accounts payable to an approved purchase order and confirmation of receipt before being paid. In addition, the Board is required to approve certain material expenditures under this policy. As of the date of this Report, the Board is in the process of completing a formal grant of authority statement policy whereby a formal set of approval procedures will be established for executive management related to routine and non-routine transactions.

•

During the quarter ended November 30, 2008, we reviewed our existing procedures related to our period end financial close process and concluded that the existing procedures were sufficient but had not been appropriately documented. We have now developed procedures of documenting our period end close process through a series of reviews and approvals of all transactions with evidence being maintained. In addition, we have implemented procedures to identify any non-routine transactions during a period and have implemented several research tools for our staff to use when evaluating the proper treatment of these transactions. These tools that have been implemented also provide our accounting department with the appropriate checklists to ensure proper disclosure is being made in all financial statements prepared for external distribution.

•

As of the date of this Report, certain staffing changes have been made within our accounting department to allow for more appropriate segregation of duties. In addition, several policies have been implemented to refine the review and approval of transactions and processes at the accounting department level in order to monitor those controls and further define our segregation of duties.

•

As of the date of this Report, we have implemented several information systems policies including a formalized change management procedure including documentation and approval of all system modifications.

•

We are in the process of establishing a summarized financial reporting package that will be provided to the Board on a monthly basis. In addition, under the recently established purchasing policy, the Board is required to approve certain material expenditures of the Company. Although there are numerous meetings of the Board on larger transaction related matters, management will be providing more interim financial information and analytics to the Board for its review. In addition we will be developing a schedule that will increase the number of on-site visits to the Company by the Board to improve the Board’s understanding of the accounting and control environment. Management will focus on these efforts to continuously improve our broader control environment.

•

We are in the process of developing and implementing several new policies and procedures to address key weaknesses specifically related to segregation of duties and information system security, accuracy and integrity. In addition, certain staffing changes are in the process being implemented to better facilitate segregation of duties within the Company.

•

We are developing specific accounting and finance policies and standardized processes in all critical accounting areas, including areas currently relying on subjective management judgment and discretion and expect these policies to be completed during the fourth quarter of fiscal 2009.

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

Claim Against Company by Former Employee

In March 2008, the Company received a demand letter from Keith Cole, former CFO of PCI and General Counsel for the Company. Mr. Cole was terminated in January 2008. Mr. Cole has made a demand for certain compensation that he believed was due prior to his termination. The basis for this claim is certain alleged verbal conversations with management of the Company. The total alleged unpaid compensation amount claimed by Mr. Cole is approximately $455,000. As of the date of this Report, the Company reached a final agreement with Mr. Cole to settle this claim and a one time payment of $80,000 was paid in April 2009 in exchange for a settlement and release agreement.

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

Date: June 15, 2009	TELETOUCH COMMUNICATIONS, INC. Registrant

	By:	/s/ Robert M. McMurrey
Robert M. McMurrey Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Douglas E. Sloan
Douglas E. Sloan Chief Financial Officer (Principal Financial and Accounting Officer)