Form 10-Q
period 2009-02-28
TELETOUCH COMMUNICATIONS INC
filed 2009-07-08
CIK 928659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2009

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date: Common Stock, $0.001 par value, 49,051,980 shares at June 30, 2009.

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

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

ASSETS

	February 28, 2009	May 31, 2008
CURRENT ASSETS:
Cash	$1,871	$4,729
Certificates of deposit-restricted	400	400
Accounts receivable, net of allowance of $672 at February 28, 2009 and $480 at May 31, 2008	6,877	8,185
Unbilled accounts receivable	2,833	3,135
Inventories, net of reserve of $260 at February 28, 2009 and $263 at May 31, 2008	1,849	2,401
Notes receivable	868	—
Prepaid expenses and other current assets	307	829

Total Current Assets	15,005	19,679

LONG-TERM RECEIVABLE-RELATED PARTY	—	250

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $7,027 at February 28, 2009 and $7,253 at May 31, 2008	3,049	3,210

GOODWILL	343	343

INTANGIBLE ASSETS, net of accumulated amortization of $7,772 at February 28, 2009 and $7,169 at May 31, 2008	4,389	5,087

TOTAL ASSETS	$22,786	$28,569

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	February 28, 2009	May 31, 2008
CURRENT LIABILITIES:

Accounts payable	$8,705	$10,156
Accounts payable-related party	48	62
Accrued expenses and other current liabilities	6,197	6,547
Current portion of long-term debt	9,551	9,727
Deferred revenue	390	400
Current portion of redeemable common stock purchase warrants	—	1,800

Total Current Liabilities	24,891	28,692

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	7,899	7,429
Redeemable common stock purchase warrants	—	1,200

Total Long Term Liabilities	7,899	8,629

TOTAL LIABILITIES	32,790	37,321

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ DEFICIT:
Common stock, $.001 par value, 70,000,000 shares authorized, 49,916,189 shares issued and 49,051,980 shares outstanding at February 28, 2009 and May 31, 2008	50	50
Additional paid-in capital	50,895	50,724
Treasury stock, 864,209 shares held at February 28, 2009 and May 31, 2008	(185)	(185)
Accumulated deficit	(60,764)	(59,341)

Total Shareholders’ Deficit	(10,004)	(8,752)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$22,786	$28,569

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share amounts)

(unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2009	2008	2009	2008
Operating revenues:
Service, rent, and maintenance revenue	$6,778	$7,253	$20,524	$21,994
Product sales revenue	4,270	6,116	14,603	19,475

Total operating revenues	11,048	13,369	35,127	41,469

Operating expenses:
Cost of service, rent and maintenance (exclusive of depreciation and amortization included below)	2,226	2,495	6,934	8,213
Cost of products sold	4,186	5,520	13,577	17,235
Selling and general and administrative	4,241	4,696	12,917	15,280
Depreciation and amortization	346	367	1,075	1,170
Gain on forgiveness of trade payable obligation to AT&T	—	—	—	(3,824)
Gain on disposal of assets	(7)	(17)	(8)	(34)

Total operating expenses	10,992	13,061	34,495	38,040

Operating income	56	308	632	3,429

Interest expense, net	(558)	(1,014)	(1,811)	(3,027)

Income (loss) before income tax expense	(502)	(706)	(1,179)	402
Income tax expense	81	60	244	179

Net income (loss)	$(583)	$(766)	$(1,423)	$223

Participation rights of common stock purchase warrants in undistributed earnings	—	—	—	(24)

Net income (loss) applicable to common shareholders	$(583)	$(766)	$(1,423)	$199

Income (loss) per share applicable to common shareholders:
Basic	$(0.01)	$(0.02)	$(0.03)	$0.00

Diluted	$(0.01)	$(0.02)	$(0.03)	$0.00

Weighted average shares outstanding:
Basic	49,051,980	49,051,980	49,051,980	48,810,954

Diluted	49,051,980	49,051,980	49,051,980	54,961,483

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended February 28,
	2009	2008
Operating Activities:
Net income (loss)	$(1,423)	$223
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,075	1,170
Non-cash compensation expense	171	88
Non-cash interest expense	87	1,281
Non-cash gain on forgiveness of a trade payable obligation to AT&T	—	(3,824)
Provision for losses on accounts receivable	677	787
Provision for inventory obsolescence	249	25
Gain on disposal of assets	(8)	(34)
Changes in operating assets and liabilities:
Accounts receivable, net	835	(1,535)
Inventories	228	529
Notes receivable	8	—
Prepaid expenses and other current assets	522	(51)
Accounts payable	(1,455)	(5,544)
Accrued expenses and other current liabilities	(472)	1,318
Deferred revenue	(10)	(16)

Net cash provided by (used in) operating activities	484	(5,583)

Investing Activities:
Purchases of property and equipment	(233)	(188)
Net proceeds from sale of assets	25	16
Issuance of notes receivable	(428)	—

Net cash used in investing activities	(636)	(172)

Financing Activities:
Deferred financing costs	—	(24)
Net (payments on) proceeds from borrowings	(760)	798
Proceeds from long-term debt	250	—
Payments on short-term debt	(68)	(82)
Payments on long-term debt	(628)	(81)
Payments on redeemable common stock purchase warrants	(1,500)	—
Proceeds from stock issuance	—	60

Net cash provided by (used in) financing activities	(2,706)	671

Net decrease in cash	(2,858)	(5,084)
Cash at beginning of period	4,729	7,824

Cash at end of period	$1,871	$2,740

Supplemental Cash Flow Data:
Cash payments for interest	$1,738	$1,748

Cash payments for income taxes	$246	$—

Non-Cash Transactions:
Transfer of long-term receivable-related party to notes receivable	$428	$—

Transfer of redeemable common stock purchase warrants to long-term debt	$1,500	$—

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements included herein as of February 28, 2009 and for each of the three and nine months ended February 28, 2009 and 2008, have been prepared by the Company without an audit, pursuant to accounting principles generally accepted in the United States of America and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of Teletouch Communications, Inc. and our wholly-owned subsidiaries (collectively, the “Company” or “Teletouch”). Teletouch Communications, Inc. owns all of the shares of Progressive Concepts, Inc., a Texas corporation (“PCI”), Teletouch Licenses, Inc., a Delaware corporation (“TLI”), Visao Systems, Inc., a Delaware corporation (“Visao”) and TLL Georgia, Inc., a Delaware corporation (“TLLG”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of financial position, results of operations and cash flows for the interim periods presented have been made. The results of operations for the three and nine months ended February 28, 2009, are not necessarily indicative of the results which will be realized for the year ending May 31, 2009.

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

Financial Condition and Going Concern: The Company had a working capital deficit of approximately $9,886,000 and $9,013,000 at February 28, 2009 and May 31, 2008, respectively, and a shareholders’ deficit of approximately $10,004,000 and $8,752,000 at February 28, 2009 and May 31, 2008, respectively. The Company’s factoring debt obligation with Thermo has been presented as a current liability on the Company’s consolidated balance sheet at May 31, 2008, in accordance with EITF 95-22, because the factoring agreement requires a lockbox agreement under which customer payments on accounts are directed to a lockbox controlled by Thermo and because certain subjective acceleration rights are retained by Thermo under the agreement. The stated maturity date of the obligation is February 2010. The factoring debt obligation at February 28, 2009 and May 31, 2008, was approximately $8,266,000 and $9,091,000, respectively. In May 2008, the Company was able to secure an additional $5,000,000 asset based revolving credit facility with Thermo Credit, LLC (“Thermo”), with the proceeds used primarily to pay $2,000,000 to PCI’s former senior lender to have the liens on the assets of PCI fully and permanently released, and $1,500,000 was used to make an initial payment to the holders of certain long-standing redeemable common stock warrants that became due in December 2007. Even upon the Company’s completion of the restructuring of its debt obligations in May 2008, and increasing its debt facility, the Company was able to partially improve its working capital deficit and shareholders’ equity deficit as of May 31, 2008. The Company is continuing to seek additional debt and equity financing to ensure it is able to meet its remaining trade and debt obligations in the event that there are changes to its existing credit arrangements as well as provide sufficient working capital to expand its operations. If it is unsuccessful in its efforts to secure additional financing and the Company’s current credit arrangements are accelerated, the Company may be unable to meet its obligations and might be forced to seek protection from its creditors.

During fiscal 2008 and continuing into fiscal 2009, the Company has been focusing on evaluating the operations of its PCI subsidiary. The results of these efforts have been successful in eliminating certain unnecessary operating expenses and in increasing margins on product and service revenues by implementing improved controls over pricing and inventory management. The settlement of the dispute with AT&T in June 2007 has resulted in a increase in margins on the cellular service billing revenues during both fiscal years 2008 and 2009 as a result of no longer having to pay for certain charges billed by AT&T when customers roamed on networks owned by AT&T (see further discussion under “Settlement of Dispute with AT&T” in Note 3). In addition, the Company has achieved some success in developing new service revenues that have been successful in partially offsetting the declines in service revenues caused by customer attrition. Since June 2007, the Company has experienced higher than normal cellular subscriber attrition due primarily to the launch of the iPhone. Although the iPhone is offered to customers by AT&T, PCI has been denied the approval to sell or activate the iPhone for customers by AT&T. The Company reviews its staffing levels on a quarterly basis and continues to seek ways to consolidate and automate necessary functions in order to control personnel costs. However, as of the date of this Report, the Company believes that its efforts to reduce it operating expenses have been successful and is concerned that further reductions in these expenses would have a negative impact on revenues. Current efforts are focused on seeking additional distribution for existing products lines, including an emphasis on internet marketing. The Company has also begun to expand its cellular carrier relationships beyond AT&T. In January 2009 the Company entered into a new distribution agreement with T-Mobile USA, Inc. (“T-Mobile”) and in February 2009 opened 5 retail locations in Oklahoma selling T-Mobile cellular services. There can be no assurance that the current efforts to increase revenues through new distribution channels will be successful, nor is there any assurance that the trade credit that is currently extended to the Company will be maintained or expanded for fiscal 2009 to facilitate this growth.

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

Certificates of Deposit-Restricted: From time to time, the Company is required to issue standby letters of credit to it suppliers to secure purchases made under the credit terms provided by these suppliers. The Company deposits funds into a certificate of deposit and instructs that bank to issue the standby letter of credit to the benefit of the supplier. All such funds are reported as restricted funds until such time as the supplier releases the letter of credit requirement. As of February 28, 2009 and May 31, 2008, the Company had $400,000, of cash certificates of deposit securing two standby letters of credit with its suppliers.

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

Accounts receivable are presented net of an allowance for doubtful accounts of $672,000 and $480,000 at February 28, 2009 and May 31, 2008, respectively. Based on the information available to the Company, management believes the allowance for doubtful accounts as of those periods are adequate. However, actual write-offs may exceed the recorded allowance.

The Company evaluates its past due accounts that are in various stages of the Company’s collection process on an annual basis. In the first quarter of each calendar year, the Company determines which accounts are uncollectible and those balances are written-off against the Company’s allowance for doubtful accounts balance. Beginning in the third quarter of fiscal year 2009, the Company began performing the evaluation of its past due accounts on a quarterly basis and will write-off those accounts it believes are uncollectible at the end of each quarter.

Reserve for Inventory Obsolescence: Inventories are stated at the lower of cost (primarily on a moving average basis), which approximates actual cost determined on a first-in, first-out (“FIFO”) basis, or fair market value and are comprised only of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors including recent sales trends, quantities on-hand, industry market conditions and economic conditions. In assessing the reserve, management also considers any price protection credits the Company has received or due from its vendors. In addition, management establishes specific valuation allowances for discontinued inventory based on its prior experience liquidating this type of inventory although actual results could differ from those estimates. Through the Company’s wholesale distribution channel, it is successful in liquidating the majority of any inventory that becomes obsolete. The Company has many different electronics suppliers, all of which provide reasonable notification of model changes, which allows the Company to minimize its level of discontinued or obsolete inventory. Inventories are stated on the Company’s consolidated balance sheet net of a reserve for obsolescence of $260,000 and $263,000 at February 28, 2009 and May 31, 2008, respectively.

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

Provision for Income Taxes: The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences, net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods. As of February 28, 2009 and May 31, 2008, the Company has recorded a valuation allowance against the full amount of its net deferred tax assets since it does not forecast taxable income for fiscal year 2009, nor is the Company able to reasonably forecast taxable income beyond next year. The inability to foresee taxable income in future years makes it more likely than not that the Company will not realize its recorded deferred tax assets in future periods.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation SFAS 109, on June 1, 2007. No material adjustment in the liability for unrecognized income tax benefits was recognized as a result of the adoption of FIN 48. At February 28, 2009 and May 31, 2008 the Company’s unrecognized income tax benefits, primarily the result of loss carryforwards, had a full valuation allowance.

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

Stock-based Compensation: At February 28, 2009 the Company had two stock-based compensation plans for employees and nonemployee directors, which authorize the granting of various equity-based incentives including stock options and stock appreciation rights.

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

SFAS No. 123(R) requires cash flows resulting from excess tax benefits to be classified as a financing activity. Excess tax benefits are realized from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits as a result of adopting SFAS 123(R) in the three and nine months ended February 28, 2009 and 2008 because the Company provided for a full valuation on future tax benefits realized in the United States for both years until it can sustain a level of profitability that demonstrates its ability to utilize the assets.

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. For the nine months ended February 28, 2009 and 2008 the Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option pricing model. The Company has determined that the best measure of expected volatility is based on the historical daily volatility of the Company’s common stock. Historical volatility factors utilized in the Company’s Black-Scholes computations ranged from 172.6% to 173.7% for options issued in the nine months ended February 28, 2009 and were 140.8% for options issued in the nine months ended February 29, 2008. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107 with the continued use of this method extended under the provisions of Staff Accounting Bulletin No. 110. Under this formula, the expected term is equal to: ((weighted-average vesting term + original contractual term)/2). The expected term used by the Company as computed by this method range from 5.0 years to 6.0 years for options issued in the nine months ended February 28, 2009 and 5.5 years for options issued in the nine months ended February 29, 2008. The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations range from 3.39% to 3.54% for options issued in the nine months ended February 28, 2009 and was 3.35% for the options issued in the nine months ended February 29, 2008. Dividend yield is zero for these options granted in the nine months ended February 28, 2009 and 2008 as the Company does not expect to declare any dividends on its common shares in the foreseeable future.

In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption. The Company has estimated an annualized forfeiture rate of 0.0% for the stock options granted to senior management and the Company’s directors in the nine months ended February 28, 2009 and 2008. The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

Options exercisable at February 28, 2009 and May 31, 2008 totaled 1,424,326 and 1,078,656, respectively. The weighted-average exercise price per share of options exercisable at February 28, 2009 and May 31, 2008 was $0.38 and $0.41, respectively, with remaining weighted-average contractual terms of approximately 6.5 years as of both dates.

The weighted-average grant date fair value of options granted during the nine months ended February 28, 2009 and 2008 was $0.19 and $0.24, respectively.

At February 28, 2009, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $381,000, which will be amortized over the weighted-average remaining requisite service period of 2.3 years.

Income (loss) Per Share: Basic income (loss) per share (“EPS”) is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding and potential shares outstanding. During 2002, the Company issued 6,000,000 redeemable common stock purchase warrants, which remained outstanding through June 2008 (see Note 12 “Shareholders’ Equity” for discussion of the May 2008 agreement to redeem common stock purchase warrants and redemption in June 2008). These securities, prior to their conversion, are considered to be “Participating Securities” under SFAS No. 128, “Earnings Per Share”(“SFAS 128”), for EPS calculations. The redeemable common stock purchase warrants are considered Participating Securities because the common stock underlying these securities participates in dividends (if declared) at the same rate as the common shareholders. Because the Company reported net income for the nine months ended February 29, 2008, a portion of the net income has been allocated to the participating warrants as if dividends were declared leaving net income applicable to common shareholders for the computation of basic EPS. Due to the fact there is no contractual obligation for the security holders of the warrants to share in losses of the Company and since the warrants were redeemed and converted to long-term debt in the first quarter of fiscal year 2009, they have not been included in the basic loss per share calculations for the three and nine months ended February 28, 2009.

The following table provides a reconciliation of the numerators and the denominators used to calculate basic and diluted loss per share as disclosed in our Consolidated Statement of Operations for the three and nine months ended February 28, 2009 and 2008 (in thousands except per share amounts):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$(583)	$(766)	$(1,423)	$223
Participation rights of preferred stock in undistributed earnings (see percentage calculation below)	—	—	—	(24)

Numerator for basic net income (loss) per common share - income (loss) available to common shareholders under the two-class method	$(583)	$(766)	$(1,423)	$199
Participation rights of preferred stock in undistributed earnings	—	—	—	24

Numerator for diluted net income (loss) per common share - income (loss) available to common shareholders under the two-class method	$(583)	$(766)	$(1,423)	$223

Denominator:
Denominator for basic net income (loss) per common share - weighted-average shares	49,052	49,052	49,052	48,811
Effect of dilution due to common stock purchase warrants	—	—	—	5,763

Subtotal	49,052	49,052	49,052	54,574
Percentage of undistributed earnings allocated to common stock purchase warrants	0.0%	0.0%	0.0%	10.6%
Effect of dilution due to stock options	—		—	387

Denominator for diluted net income (loss) per common share - adjusted weighted-average shares	49,052	49,052	49,052	54,961

Net income (loss) per common share:
Basic	$(0.01)	$(0.02)	$(0.03)	$0.00

Diluted	$(0.01)	$(0.02)	$(0.03)	$0.00

The following securities were outstanding as of the end of the periods listed below but were not included in the computation of diluted earnings per share due to their antidilutive effect (in thousands):

	Three and Nine Months Ended February 28, 2009	Three Months Ended February 29, 2008
Common stock options	3,911	2,054

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

	Three Months Ended February 28,		Nine Months Ended February 28,
	2009	2008	2009	2008
Gross service, rent and maintenance billings	$15,298	$16,333	$46,560	$49,264
Less: Direct costs paid to AT&T	(8,520)	(9,079)	(26,036)	(27,270)

Net service, rent and maintenance revenue	$6,778	$7,254	$20,524	$21,994

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

The Settlement also contained other provisions customary for agreements of this nature.

NOTE 4 – INVENTORY

The following table reflects the components of inventory (in thousands):

	February 28, 2009			May 31, 2008
	Cost	Reserve	Net Value	Cost	Reserve	Net Value
Phones and related accessories	$727	$—	$727	$1,262	$—	$1,262
Automotive products	480	—	480	621	—	621
Satellite products	24	—	24	29	—	29
Two-way products	680	(60)	620	563	(39)	524
Other	198	—	198	189	—	189

Total inventory and reserves	$2,109	$(60)	$2,049	$2,664	$(39)	$2,625

Obsolescence reserve	—	(200)	(200)	—	(224)	(224)

Total inventory and reserves	$2,109	$(260)	$1,849	$2,664	$(263)	$2,401

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

As of February 28, 2009 the total principal and accrued interest due under the Sixth Amended Note is approximately $429,000 which is reported as a current asset on the Company’s balance sheet.

In addition the Company loaned $250,000 to PCCI for the purpose of allowing PCCI to enter into an option agreement with Air-bank, Inc., a non-affiliated prepaid cellular technology company (“Air-bank”). The $250,000 was to be used to secure a management and option agreement with Air-bank providing PCCI the option to acquire up to 55% interest in Air-bank. Beginning in June 2006 and through fiscal year 2009, the Company also provided certain leased office space to Air-bank. In January 2009 PCCI contributed the receivable due from Air-bank to Teletouch which assigned all claims to the receivable to the Company to retire all of its intercompany obligations due to the Company. In addition Air-Bank owed the Company other balances due to certain operating expenses paid by the Company on their behalf. In January 2009, the Company converted all amounts due from Air-bank into a single promissory note totaling approximately $434,000 as of the date of this Report. The note has an annual interest rate of 15% and is secured by all of the assets of Air-Bank. The note’s initial maturity date was March 31, 2009 with a $250,000 principal payment due at that date with any remaining principal balance and all unpaid accrued interest due on June 30, 2009.

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

Furthermore, the Company issued a promissory note in August 2008 to Wireless Works, a former PCI cellular agent, for approximately $13,000 related to unpaid equipment purchases. The note is due in full on December 31, 2009 and has an annual interest rate of 0%.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	February 28, 2009	May 31, 2008

Land	$774	$774
Buildings and leasehold improvements	3,165	3,168
Two-way network infrastructure	1,067	1,177
Office and computer equipment	3,312	3,197
Signs and displays	1,386	1,737
Other	372	410

	$10,076	$10,463
Accumulated depreciation	(7,027)	(7,253)

	$3,049	$3,210

Depreciation expense was approximately $116,000 and $145,000 for the three months ended February 28, 2009 and 2008, respectively and $377,000 and $507,000 for the nine months ended February 28, 2009 and 2008, respectively.

Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method. The following table contains the property, plant and equipment by estimated useful life, net of accumulated depreciation as of February 28, 2009 (in thousands):

	Less than 3 years	3 to 4 years	5 to 9 years	10 to 14 years	15 to 19 years	20 years and greater	Total Net Value
Buildings and leasehold improvements	$92	$10	$163	$—	$11	$1,266	$1,542
Office and computer equipment	115	132	16	—	—	—	263
Two-way network infrastructure	51	30	243	—	—	—	324
Signs and displays	66	19	—	—	—	—	85
Other	28	33	—	—	—	—	61
Land	—	—	—	—	—	774	774

	$352	$224	$422	$—	$11	$2,040	$3,049

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible Assets with Indefinite Lives: In accordance with SFAS 142, the Company performs an annual impairment test of goodwill as well as evaluates this goodwill for recoverability upon any significant change in the business. There was no change in the $343,000 carrying amount of goodwill for the three and nine months ended February 28, 2009.

The reported goodwill of the Company at February 28, 2009 and May 31, 2008 relates entirely to the two-way radio segment and was purchased in the acquisition of the assets of Delta Communications and Electronics, Inc. which was completed in January 2004. The Company evaluates the recoverability of this goodwill at least once annually on March 1st of each year. There have been no changes in the two-way radio segment during the current quarter that would indicate to the Company that the carrying value of its goodwill may have been impaired during the period.

Intangible Assets with Definite Lives: The following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	February 28, 2009			May 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value

Wireless contracts and subscriber bases	$10,258	$(6,135)	$4,123	$10,258	$(5,546)	$4,712
FCC licenses	104	(58)	46	104	(50)	54
Wholesale customer list	1,235	(1,235)	—	1,235	(1,235)	—
Loan origination fees	394	(174)	220	394	(86)	308
Non-competition agreements	—	—	—	95	(82)	13
Internally-developed software	170	(170)	—	170	(170)	—

Balance at February 28, 2009 and May 31, 2008	$12,161	$(7,772)	$4,389	$12,256	$(7,169)	$5,087

Amortization is computed using the straight-line method based on the following estimated useful lives:

Wireless contracts and subscriber bases	1-13 years
FCC licenses	9 years
Loan origination fees	2-5 years
Non-competition agreements	5 years
Internally-developed software	3 years

Total amortization expense for the three months ended February 28, 2009 and 2008 was approximately $230,000 and $221,000, respectively and $698,000 and $663,000 for the nine months ended February 28, 2009 and 2008, respectively.

NOTE 8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of (in thousands):

	February 28, 2009	May 31, 2008

Accrued payroll and other personnel expense	$1,180	$1,743
Accrued state and local taxes	768	872
Unvouchered accounts payable	2,983	2,407
Customer deposits payable	618	679
Unearned sales/leaseback profit	39	—
Other	609	846

Total	$6,197	$6,547

NOTE 9 – LONG-TERM DEBT

Long-term debt at February 28, 2009 and May 31, 2008 consists of the following (in thousands):

	February 28, 2009	May 31, 2008
Vehicle notes	$2	$7
Thermo revolver	4,782	4,863
United Commercial Bank debt	2,488	2,552
Jardine Capital Corporation bank debt	637	643
Thermo factoring debt	8,266	9,091
Warrant redemption notes payable	1,275	—

Total long-term debt	$17,450	$17,156
Less: Current portion	(9,551)	(9,727)

Long-term debt, net	$7,899	$7,429

Current portion of long-term debt at February 28, 2009 and May 31, 2008 consists of the following (in thousands):

	February 28, 2009	May 31, 2008
Vehicle notes	$2	$6
Thermo revolver	873	540
United Commercial Bank debt	101	82
Jardine Capital Corporation bank debt	9	8
Thermo factoring debt	8,266	9,091
Warrant redemption notes payable	300	—

Total current portion of long-term debt	$9,551	$9,727

In August 2008 the Company amended its Loan and Security Agreement dated as of April 30, 2008 (the “Thermo Revolver”), with Thermo Credit, LLC to increase its funding availability under the asset based revolving credit facility to $5,250,000. On August 29, 2008 the Company was funded an additional $250,000 under the credit facility and as of February 28, 2009 approximately $5,114,000 has been advanced to the Company under this facility.

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

Significant components of the Company’s deferred taxes are as follows (in thousands):

	February 28, 2009	May 31, 2008

Deferred Tax Assets:
Current deferred tax assets:
Accrued liabilities	$396	$433
Deferred revenue	41	34
Inventories	95	87
Bad debt reserve	229	158

	761	712
Valuation allowance	(761)	(689)

Current deferred tax assets, net of valuation allowance	—	23

Non-current deferred tax assets:
Net operating loss	11,558	11,157
Intangible assets	185	150
Fixed assets	256	288
Licenses	19	21
Other	2	2

	12,020	11,618
Valuation allowance	(11,950)	(11,536)

Non-current deferred tax assets, net of valuation allowance	70	82

Deferred Tax Liabilities:
Current deferred tax liabilities:
Other	—	23

Non-current deferred tax liabilities:
Fixed assets	70	82

Net Current Deferred Tax Asset	$—	$—

Net Non-Current Deferred Tax Asset	$—	$—

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

	Twelve Months Ending February 28,
	Total	2010	2011	2012	2013	Thereafter
Operating leases	$6,254	$1,243	$570	$408	$317	$3,716

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

As of February 28, 2009, approximately 28,661 Non-Qualified Options and 52,000 Incentive Options are outstanding under the 1994 Plan, and approximately 256,998 Non-Qualified Options and 3,573,156 Incentive Options are outstanding under the 2002 Plan.

A summary of option activity for the nine months ended February 28, 2009 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 1, 2008	1,565,323	$0.40	—
Nine months ended February 28, 2009
Granted	2,398,156	0.19	—
Exercised	—	—	—
Forfeited	(52,664)	0.41	—

Outstanding at February 28, 2009	3,910,815	0.27	8.24	$—

Options exercisable at February 28, 2009	1,424,326	$0.38	6.47	$—

The following table summarizes the status of the Company’s non-vested stock options since June 1, 2008:

	Non-vested Options
	Number of Shares	Weighted- Average Fair Value
Non-vested at June 1, 2008	486,667	$0.36
Granted	2,263,156	0.18
Vested	(253,334)	0.36
Forfeited	(10,000)	0.22

Non-vested at February 28, 2009	2,486,489	$0.20

Upon adoption of SFAS 123(R) on June 1, 2006, the Company began estimating the value of employee stock options on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial disclosure in accordance with SFAS 123. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The Company has elected to estimate the expected life of an award based on the SEC approved “simplified method”. The Company calculated its expected volatility assumption required in the Black-Scholes model based on the historical volatility of its stock. The Company recorded approximately $85,000 and $28,000 in stock based compensation expense in the consolidated financial statements for the three months ended February 28, 2009 and 2008, respectively. The Company recorded approximately $171,000 and $88,000 in stock based compensation expense in the consolidated financial statements for the nine months ended February 28, 2009 and 2008, respectively.

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company entered into certain related party transactions during the fiscal years ended May 31, 2008 and 2007 with TLLP, a company controlled by Robert McMurrey, Chairman and Chief Executive Officer of Teletouch, as follows:

In August 2006, TLLP paid certain legal fees on behalf of the Company related to the debt restructuring and the reorganization of its commonly controlled companies. The Company recorded this $63,000 as a related party payable to TLLP. As of February 28, 2009, $48,000 remains payable to TLLP by the Company.

NOTE 15 – SEGMENT INFORMATION

The Company’s consolidated financial statements include three reportable segments: cellular services, wholesale distribution and two-way radio services. The Company determines its reportable segments based on the aggregation criteria of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”).

The Company’s cellular business segment represents its core business, which has been acquiring, billing, and supporting cellular subscribers under a revenue sharing relationship with AT&T for over 20 years. The consumer services and retail business within the cellular segment is operated primarily under the Hawk Electronics brand name, with additional business and government sales provided by a direct sales group operating throughout all of the Company’s markets. As a master distributor for AT&T wireless services, the Company controls the entire customer experience, including initiating and maintaining the cellular service agreements, rating the cellular plans, providing complete customer care, underwriting new account acquisitions and providing multi-service billing, collections, and account maintenance. Furthermore, in January 2009 Teletouch entered into a new distribution agreement with T-Mobile USA, Inc. and in February 2009 opened 5 retail locations in Oklahoma selling T-Mobile branded cellular services and products.

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

The following tables summarize the Company’s unaudited operating financial information by each segment for the three and nine months ended February 28, 2009 and 2008 (in thousands):

	Three Months Ended February 29,		Nine Months Ended February 29,
	2009	2008	2009	2008
Operating revenues:
Service, rent and maintenance revenue
Cellular	$6,290	$6,634	$19,137	$20,208
Two-way	458	526	1,246	1,410
Other	30	94	141	376

Total	6,778	7,254	20,524	21,994

Product sales revenue
Cellular	1,774	1,915	5,366	5,806
Wholesale	1,870	3,200	7,071	10,260
Two-way	542	562	1,878	1,843
Other	84	439	288	1,566

Total	4,270	6,116	14,603	19,475

Operating Revenue
Cellular	8,064	8,549	24,503	26,014
Wholesale	1,870	3,200	7,071	10,260
Two-way	1,000	1,088	3,124	3,253
Other	114	533	429	1,942

Total	11,048	13,370	35,127	41,469

Operating expenses:
Cost of service, rent and maintenance (exclusive of depreciation and amortization included below)
Cellular	1,763	1,982	5,516	6,528
Two-way	435	463	1,313	1,443
Other	28	51	105	241

Total	2,226	2,496	6,934	8,212

Cost of products sold
Cellular	2,077	1,971	5,739	5,732
Wholesale	1,635	2,789	6,254	9,028
Two-way	407	446	1,373	1,338
Other	67	315	211	1,138

Total	4,186	5,521	13,577	17,236

Selling and general and administrative
Cellular	1,335	1,475	4,096	4,976
Wholesale	317	365	958	1,165
Two-way	130	153	404	392
Corporate	2,375	2,486	7,081	8,074
Other	84	217	378	674

Total	4,241	4,696	12,917	15,281

Depreciation and amortization
Two-way	46	60	158	181
Corporate	300	306	917	989

Total	346	366	1,075	1,170

Gain on forgiveness of trade payable obligation
Corporate	—	—	—	(3,824)

Gain on disposal of assets
Corporate	(7)	(17)	(8)	(34)

Total Operating expenses	10,992	13,062	34,495	38,041

Operating income (loss)
Cellular	2,889	3,121	9,152	8,778
Wholesale	(82)	46	(141)	67
Two-way	(18)	(34)	(124)	(101)
Corporate	(2,668)	(2,775)	(7,990)	(5,205)
Other	(65)	(50)	(265)	(111)

Total	56	308	632	3,428

Interest Expense, Net
Two-way	—	—	—	(2)
Corporate	(558)	(1,014)	(1,811)	(3,025)

Total	(558)	(1,014)	(1,811)	(3,027)

Net income (loss) before income taxes	(502)	(706)	(1,179)	401

Income tax expense
Corporate	81	60	244	178

Net income (loss)	$(583)	$(766)	$(1,423)	$223

Participation rights of common stock purchase warrants in undistributed earnings	—	—	—	(24)

Net income (loss) per share applicable to common shareholders	$(583)	$(766)	$(1,423)	$199

The Company identifies its assets by segment. Significant assets of the Company’s corporate offices include cash, property and equipment and loan origination costs. The Company’s assets by segment as of February 28, 2009 and May 31, 2008 are as follows:

	February 28, 2009				May 31, 2008
	Total Assets	Property and Equipment, net	Goodwill, net	Intangible Assets, net	Total Assets	Property and Equipment, net	Goodwill, net	Intangible Assets, net
Segment
Cellular	$14,094	$229	$—	$4,124	$15,938	$325	$—	$4,698
Two-way	1,937	489	343	45	2,160	512	343	81
Wholesale	1,021	4	—	—	2,043	—	—	—
Corporate	5,678	2,320	—	220	8,269	2,354	—	308
Other	56	7	—	—	159	19	—	—

Totals	$22,786	$3,049	$343	$4,389	$28,569	$3,210	$343	$5,087

During the three and nine months ended February 28, 2009 and 2008, the Company did not have a single customer that represented more than 10% of total segment revenues.

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

The majority of the Company’s product sales is generated by PCI’s wholesale operations and is comprised of cellular telephones, cellular accessories and 12 volt mobile electronics, which are sold to smaller dealers and carriers throughout the United States. Within the cellular operations of the Company, product sales are comprised primarily of cellular telephones and accessories sold through PCI’s and Teletouch’s retail stores, outside salespeople and agents to generate recurring cellular subscription revenues. Two-way radio operations’ products are comprised of radios and service parts for radio communication systems.

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

Service, Rent and Maintenance Revenue for the Three and Nine Months Ended February 28, 2009 and 2008

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

(dollars in thousands)	February 28,				2009 vs 2008
	2009	% of Oper Rev	2008	% of Oper Rev	$ Change	% Change
Three Months Ended
Service, rent, and maintenance revenue
Cellular operations
Gross cellular subscription billings	$14,810		$15,713		$(903)	-6%
Net revenue adjustment (revenue share due AT&T)	(8,520)		(9,079)		559	-6%

Net revenue reported from cellular subscription billings	6,290	57%	6,634	50%	(344)	-5%
Other service revenue	—	0%	—	0%	—	0%

Cellular operations total service revenues:	6,290	57%	6,634	50%	(344)	-5%

Two-way radio operations	458	4%	526	4%	(68)	-13%
Other operations	30	0%	94	0%	(64)	-68%

Service, rent, and maintenance revenue	$6,778	61%	$7,254	54%	$(476)	-7%

Total operating revenues	$11,048		$13,370		$(2,322)	-17%

Nine Months Ended
Service, rent, and maintenance revenue
Cellular operations
Gross cellular subscription billings	$45,173		$47,319		$(2,146)	-5%
Net revenue adjustment (revenue share due AT&T)	(26,036)		(27,270)		1,234	-5%

Net revenue reported from cellular subscription billings	19,137	54%	20,049	48%	(912)	-5%
Other service revenue	—	0%	159	1%	(159)	-100%

Cellular operations total service revenues:	19,137	54%	20,208	49%	(1,071)	-5%

Two-way radio operations	1,246	4%	1,410	3%	(164)	-12%
Other operations	141	0%	376	1%	(235)	-63%

Service, rent, and maintenance revenue	$20,524	58%	$21,994	53%	$(1,470)	-7%

Total operating revenues	$35,127		$41,469		$(6,342)	-15%

Gross cellular subscription billings are measured as the total recurring monthly cellular service charges invoiced to PCI’s wireless subscribers for which a fixed percentage of the dollars invoiced are retained by PCI as compensation for the services it provides to these subscribers and for which PCI takes full (100%) accounts receivable risk before deducting certain revenue sharing amounts that are payable to AT&T under PCI’s master distributor agreements with AT&T. The Company uses the calculation of gross cellular subscription billings to measure the Company’s overall growth rate, as well as to compute the common industry metrics of Average Revenue Per Unit (“ARPU”), Cash Cost Per User (“CCPU”) and Cost Per Gross Add (“CPGA”), each of which are also considered non-GAAP performance measures.

Service, Rent and Maintenance Revenue Discussion for the Three and Nine Months Ended February 28, 2009 and 2008

The decrease in the cellular operations’ gross cellular subscriptions billings resulted primarily from a decrease in monthly access charges of $712,000 and $1,809,000 for the three and nine months ended February 28, 2009, respectively, compared to the same periods in the prior fiscal year. This reduction is primarily attributable to a decline in the Company’s cellular subscriber base. The Company had 74,000 cellular subscribers as of February 28, 2009 compared to 80,000 cellular subscribers as of February 29, 2008. In addition the cellular operations experienced a decrease in billings for peak time charges of $57,000, roamer, toll charges of $357,000 and assessment charges of $341,000, quarter over quarter. For the nine months ended February 28, 2009, the cellular operations experienced a decrease in billings for peak time charges of $400,000, roamer and toll charges of $1,032,000, and assessments charges of $747,000 as compared to the same period from the prior fiscal year. An increase in billings for data charges offset the other billing decreases in the three and nine months ended February 28, 2009 compared to the same periods in fiscal year 2008. This is a result of the continued migration of PCI’s subscribers to incur wireless data charges which provide the Company with premium revenues. Billings for data charges increased by approximately $602,000 and $2,126,000 for the three and nine months ended February 28, 2009, respectively, compared to the same periods in fiscal year 2008.

The decrease in other services from cellular operations for the nine months ended February 28, 2009 compared to the same period in fiscal year 2008 is a direct result of centralizing the installation revenues from the sale of automotive audio equipment into one single business unit during the restructuring of the Company’s business units in the first quarter of fiscal year 2008.

The decrease in service, rent and maintenance revenue related to the Company’s two-way radio operations for the three and nine months ended February 28, 2009 compared to the same periods in fiscal year 2008, is due to a continued decrease in service revenues generated from Teletouch’s telemetry business as well as a decrease in radio repair revenues. In fiscal year 2007, the Company decided not to actively support expanding the telemetry operations due to market competition and product development costs. Subsequently, the service revenues from these operations have decreased from a continued decline in the number of telemetry subscribers.

The decrease in service, rent, and maintenance revenue related to the Company’s other operations for the three and nine months ended February 28, 2009 compared to the same periods in fiscal year 2008, is directly related to a decrease in installation revenues due to a decline in the demand for aftermarket automotive audio equipment and accessories. In addition a continued decline in the Company’s subscriber bases for internet services and local and long distance phone services also contributed to the decrease in revenues. The Company has decided not to actively expand these subscriber bases and has discontinued offering these services to any of its new customers. A portion of the decrease in revenues for the nine months ended February 28, 2009 compared to the same period from the prior fiscal year is attributable to the disposal of PCI’s paging operations in the first quarter of fiscal year 2008.

Cost of Service, Rent and Maintenance for the Three and Nine Months Ended February 28, 2009 and 2008

Cost of service, rent and maintenance expense consist of the following significant components:

(dollars in thousands)	February 28,		2009 vs 2008
	2009	2008	Change	% Change
Three Months Ended
Cost of service, rent and maintenance
Cellular operations	$1,763	$1,982	$(219)	-11%
Two-way operations	435	463	(28)	-6%
Other operations	28	51	(23)	-45%

Total cost of service, rent and maintenance	$2,226	$2,496	$(270)	-11%

Nine Months Ended
Cost of service, rent and maintenance
Cellular operations	$5,516	$6,528	$(1,012)	-16%
Two-way operations	1,313	1,443	(130)	-9%
Other operations	105	241	(136)	-56%

Total cost of service, rent and maintenance	$6,934	$8,212	$(1,278)	-16%

Cost of Service, Rent and Maintenance Discussion for the Three and Nine Months Ended February 28, 2009 and 2008

The decrease in cost of service, rent and maintenance related to the Company’s cellular operations for the three and nine months ended February 28, 2009 compared to the same periods in fiscal year 2008 is directly related to the corresponding decrease in cellular service roamer revenue as well as a decrease in custom feature costs due to the Company changing service providers for the roadside assistance program. The decrease is also related to a reduction in personnel costs due to the restructuring of the Company’s business units in the first quarter of fiscal year 2008. The employee headcount in the cellular customer service department was 66 employees as of February 28, 2009 compared to 74 employees as of February 29, 2008.

The decrease in cost of service, rent and maintenance related to the Company’s two-way operations for the three and nine months ended February 28, 2009 compared to the same periods in fiscal year 2008, is primarily due to the restructuring of the Company’s business units in the first quarter of fiscal year 2008 and the continued reduction in the costs associated with the telemetry business. The two-way operations had a $33,000 reduction in personnel expenses for the nine months ending February 28, 2009 compared to the same period in fiscal year 2008. The decline in network costs associated with the Teletouch telemetry business accounted for an additional $9,000 and $43,000 reduction in the two-way service costs for the three and nine months ended February 28, 2009, respectively, compared to the three and nine months ended February 29, 2008. The decrease in telemetry costs is directly related to a decrease in service revenues generated from the telemetry business due to a decline in the subscriber base. Two-way network repair costs also contributed to the decrease in cost of service, rent and maintenance for the three and nine months ended February 28, 2009 compared to the same periods in fiscal year 2008. The reduction in these costs are directly associated with the decrease in radio repair revenues. Network repair costs decreased by $13,000 and $26,000 for the three and nine months ended February 28, 2009, respectively, compared to the same periods in fiscal year 2008.

The decrease in cost of service, rent and maintenance related to the Company’s other operations for the three and nine months ended February 28, 2009 compared to the same periods in fiscal year 2008 is due to a continued decline in the subscriber bases for internet services and local and long distance phone services. The Company has decided not to actively expand its subscriber base and has discontinued offering these services to any of its new customers. In addition the Company’s other operations experienced a decrease in personnel expenses due to the restructuring the Company’s business units in August 2007. The Company’s other operations had 19 employees as of February 28, 2009 compared to 26 employees as of February 29, 2008.

Sales Revenue and Cost of Products Sold for the Three and Nine Months ended February 28, 2009 and 2008

(dollars in thousands)	February 28,				2009 vs 2008
	2009	% of Oper Rev	2008	% of Oper Rev	$ Change	% Change
Three Months Ended
Product Sales Revenue
Cellular	$1,774	16%	$1,915	15%	$(141)	-7%
Wholesale	1,870	17%	3,200	24%	(1,330)	-42%
Two-Way	542	5%	562	4%	(20)	-4%
Other	84	1%	439	3%	(355)	-81%

Total product sales revenue	$4,270	39%	$6,116	46%	$(1,846)	-30%

Cost of products sold
Cellular	2,077	19%	1,971	15%	106	5%
Wholesale	1,635	15%	2,789	21%	(1,154)	-41%
Two-Way	407	4%	446	3%	(39)	-9%
Other	67	0%	315	2%	(248)	-79%

Cost of products sold	$4,186	38%	$5,521	41%	$(1,335)	-24%

Total Operating Revenues	$11,048		$13,370		$(2,322)

Nine Months Ended
Product Sales Revenue
Cellular	$5,366	15%	$5,806	14%	$(440)	-8%
Wholesale	7,071	20%	10,260	25%	(3,189)	-31%
Two-Way	1,878	6%	1,843	4%	35	2%
Other	288	1%	1,566	4%	(1,278)	-82%

Total product sales revenue	$14,603	42%	$19,475	47%	$(4,872)	-25%

Cost of products sold
Cellular	5,739	16%	5,732	14%	7	0%
Wholesale	6,254	18%	9,028	22%	(2,774)	-31%
Two-Way	1,373	4%	1,338	3%	35	3%
Other	211	1%	1,138	3%	(927)	-81%

Cost of products sold	$13,577	39%	$17,236	42%	$(3,659)	-21%

Total Operating Revenues	$35,127		$41,469		$(6,342)

Sales Revenue and Cost of Products Sold Discussion for the Three and Nine Months Ended February 28, 2009 and 2008

Product sales revenue: The decrease in product sales from the Company’s cellular operations for the three and nine months ended February 28, 2009 compared to the same periods in the prior fiscal year is the result of lower selling prices on cellular phones due to increased market competition for new subscriber activations. Overall sales related to cellular phone equipment decreased by approximately $120,000 and $275,000 for the three and nine months ended February 28, 2009, respectively, compared to the same periods in the prior fiscal year. The decrease in car audio equipment sales also contributed to the decrease in product sales revenue. Sales related to car audio equipment decreased by approximately $62,000 and $212,000 for the three and nine months ended February 28, 2009, respectively, compared to the same periods in the prior fiscal year. The decrease in product sales revenues for the three months ended February 28, 2009 were partially offset by product sales revenues generated from the T-Mobile business the

Company implemented in February 2009. Sales from the T-Mobile business included approximately $30,000 in cellular phone and accessories sales revenue and approximately $60,000 in commission revenue for the 3 months and nine months ended February 28, 2009.

The decline in product sales from the Company’s wholesale operations for the three and nine months ended February 28, 2009 compared to the same periods in fiscal year 2008, is attributable to fewer cellular handsets, cellular accessories and car audio equipment sales due to increased market competition and lower demand for aftermarket car audio equipment. The decrease in smaller electronic equipment retailers also contributed to the decline in the wholesale operations’ product revenue for the three and nine months ended February 28, 2009 compared to the same periods in the prior fiscal year.

The 4% decrease in product sales revenue related to the two-way radio operations for the three months ended February 28, 2009 compared to the same period in fiscal year 2008, is primarily due to a decline in sales of emergency vehicle products (“EVP”). The Company recorded $104,000 in EVP revenues in the three months ended February 28, 2009 compared to $116,000 in EVP revenues in the three months ended February 29, 2008. The 2% increase in product sales revenue for the nine months ended February 28, 2009 compared to the same period in fiscal year 2008 is attributable to the overall fiscal year sales of emergency vehicle products. The Company established the emergency vehicle product line in the fourth quarter of fiscal year 2007 and has seen an increase in the product revenues sales year over year. The Company recorded $338,000 in EVP sales in the nine months ended February 28, 2009 compared to $307,000 in EVP sales in the nine months ended February 29, 2008.

The decrease in product sales related to the Company’s other operations for the three and nine months ended February 28, 2009 compared to the same periods in 2008, is due to a decreased demand in aftermarket audio and video products as well as the loss of key sales staff in the Company’s car dealer business.

Cost of products sold: The decrease in total cost of products sold for the three and nine months ended February 28, 2009 compared to the same periods in the prior fiscal year, is a direct result of a decrease in product sales revenues across all of the Company’s operating segments.

Selling and General and Administrative Expenses for the Three and Nine Months ended February 28, 2009 and 2008

Selling and general and administrative expenses consist of the following significant components:

(dollars in thousands)	February 28,		2009 vs 2008
	2009	2008	$ Change	% Change
Three Months Ended
Selling and general and administrative
Salaries and other personnel expenses	$2,677	$3,018	$(341)	-11%
Office expense	464	544	(80)	-15%
Advertising expense	190	309	(119)	-39%
Professional fees	465	246	219	89%
Taxes and licenses fees	35	61	(26)	-43%
Stock-based compensation expense	85	28	57	204%
Other expenses	325	490	(165)	-34%

Total selling and general and administrative	$4,241	$4,696	$(455)	-10%

Nine Months Ended
Selling and general and administrative
Salaries and other personnel expenses	$8,184	$9,949	$(1,765)	-18%
Office expense	1,496	1,578	(82)	-5%
Advertising expense	579	983	(404)	-41%
Professional fees	1,215	877	338	39%
Taxes and licenses fees	151	155	(4)	-3%
Stock-based compensation expense	171	88	83	94%
Other expenses	1,121	1,651	(530)	-32%

Total selling and general and administrative	$12,917	$15,281	$(2,364)	-15%

Selling and General and Administrative Expenses Discussion for the Three and Nine Months Ended February 28, 2009 and 2008

The decrease in salaries and other personnel expenses is primarily due to the restructuring of the Company’s business units in the first quarter of fiscal year 2008. The Company recorded approximately $34,000 in severance expenses in the nine months ended February 28, 2009 compared to approximately $311,000 in the nine months ended February 29, 2008. As a result of the reorganization, salaries and overtime costs decreased by approximately $145,000 and $718,000 for the three months and nine months ended February 28, 2009, respectively, compared to the three months and nine months ended February 29, 2008. Reductions in payroll taxes, contract labor, employee and agent commissions and employee insurance costs also contributed to the overall decrease in costs personnel expenses. These costs decreased by approximately $167,000 and $813,000 for the three months and nine months ended February 28, 2009, respectively, compared to the three months and nine months ended February 29, 2008.

The decrease in office expense for the three and nine months ended February 28, 2009 compared to the same periods in fiscal year 2008 is primarily attributable to closing the Kennedale location in the second quarter of fiscal year 2009 as well as relocating certain Hawk Electronic stores to retail spaces with reduced monthly leases. The reduction is partially offset by the addition of 5 retail kiosks leases related to the Company’s expansion into the cellular agent business with T-Mobile. These kiosks are located in mall locations within the state of Oklahoma.

The decrease in advertising expense for the three and nine months ended February 28, 2009 compared to the same periods in fiscal year 2008, is a direct result of the Company’s shift from a print media driven marketing plan to sponsorships, community involvement marketing programs and online advertising.

The increase in professional fees for the three and nine months ended February 28, 2009 compared to the same periods in fiscal year 2008 is due to consulting fees related to the financial reporting rules under Section 404 of the Sarbanes-Oxley Act of 2002 as well as investor relations fees incurred in the third quarter of fiscal year 2009 to increase the Company’s investor awareness. In addition the Company recorded an increase in legal fees in the nine months ended February 28, 2009 compared to the same period in fiscal year 2008 due to its investment in Mobui as well as legal costs incurred from an alleged trademark infringement lawsuit (see Note 11 – “Commitments and Contingencies” for further discussion).

The increase in stock-based compensation expense for the three and nine months ended February 28, 2009 compared to the same periods in fiscal year 2008, is due to an increase in stock options granted to the Company’s executive management. During the first quarter of fiscal year 2009, the Company granted an additional 2,398,156 in stock options which contributed to the increase in expense for the three and nine months ended February 28, 2009 compared to the same periods in the prior year.

The decrease in other expenses is attributable to the Company reducing travel expenses in the three and nine months ended February 28, 2009 compared to the same periods from the prior fiscal year due to the reorganization of the Company’s business units in August 2007. The Company recorded travel expenses of approximately $72,000 and $237,000 for the three and nine months ended February 28, 2009, respectively, compared to $93,000 and $345,000 for the three and nine months ended February 29, 2008, respectively. Business insurance expense also contributed to the decrease in other costs for the three and nine months ended February 28, 2009 as a result of the Company combining policies that were previously carried by PCI and Teletouch separately. For the three and nine months ended February 28, 2009, insurance expense was approximately $39,000 and $203,000, respectively, compared to $116,000 and $296,000 for the three and nine months ended February 29, 2008, respectively. In addition the decrease in other expenses recorded in the nine months ended February 29, 2009 compared to the same period in fiscal year 2008 is attributable to debt extension fees related to extending the maturity date of PCI’s former senior debt with Fortress. The Company recorded expenses related to these fees of approximately $206,000 in nine months ended February 29, 2008, with no similar occurring transactions in fiscal year 2009.

Other Operating Expenses for the Three and Nine Months Ended February 28, 2009 and 2008

(dollars in thousands)	February 29,		2009 vs 2008
	2009	2008	$ Change	% Change
Three Months Ended
Other Operating Expenses
Depreciation and amortization:
Depreciation	$116	$145	$(29)	-20%
Amortization	230	221	9	4%

Total depreciation and amortization	346	366	(20)	-5%
Gain on disposal of assets	(7)	(17)	10	-59%

Total other operating expenses	$339	$349	$(10)	-3%

Nine Months Ended
Other Operating Expenses
Depreciation and amortization:
Depreciation	$377	$507	$(130)	-26%
Amortization	698	663	35	5%

Total depreciation and amortization	1,075	1,170	(95)	-8%
Gain on forgiveness of trade payable obligation to AT&T	—	(3,824)	3,824	-100%
Gain on disposal of assets	(8)	(34)	26	-76%

Total other operating expenses (income)	$1,067	$(2,688)	$3,755	-140%

The decrease in depreciation expense for the three and nine months ended February 28, 2009 compared to the same periods in fiscal year 2008 is attributable to the Company’s minimal purchases of fixed assets for its corporate offices and retail locations as well as a reduction in capital expenditures related to the two-way network infrastructure. In addition the age of certain existing capital assets also contributed to the decrease in depreciation expense for the periods presented in fiscal year 2009 compared to same periods in fiscal year 2008. The decrease in depreciation expense is partially offset by an increase in amortization expense related to loan origination costs associated with obtaining a revolving asset based credit facility with Thermo Credit, LLC in April 2008.

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

Gain on disposal of assets: The Company reported a reduction of a gain on the disposal of assets of $10,000 and $26,000 for three months and nine months ending February 28, 2009, respectively, compared to the three months and nine months ending February 29, 2008. The gains reported in fiscal year 2008 periods were primarily related to a vendor fair held at the Fort Worth warehouse where a number of unused retail displays were sold. No similar transactions occurred during the periods presented in fiscal year 2009.

Interest Expense, Net of Interest Income for the Three and Nine Months Ended February 28, 2009 and 2008

(dollars in thousands)	Three Months Ended February 28,		2009 vs 2008
	2009	2008	$ Change	% Change
Interest expense (income)
Senior debt	$—	$439	$(439)	-100%
Warrant redemption notes payable	40	—	40	100%
Thermo factoring debt	361	501	(140)	-28%
Thermo revolving credit facility	139	—	139	100%
Mortgage debt	41	75	(34)	-45%
Other	(23)	(1)	(22)	2200%

Total interest expense, net	$558	$1,014	$(456)	-45%

	Nine Months Ended February 28,		2009 vs 2008
	2009	2008	$ Change	% Change
Interest expense (income)
Senior debt	$—	$1,276	$(1,276)	-100%
Warrant redemption notes payable	126	—	126	100%
Thermo factoring debt	1,108	1,525	(417)	-27%
Thermo revolving credit facility	458	—	458	100%
Mortgage debt	145	229	(84)	-37%
Other	(26)	(3)	(23)	767%

Total interest expense, net	$1,811	$3,027	$(1,216)	-40%

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

As a result of the above transactions, PCI recorded non-cash interest expense of $439,000 for the three months ended February 29, 2008 and $1,276,000 for the nine months ended February 29, 2008 related to the senior debt obligation with Fortress. No similar non-cash interest expense transactions occurred in the three and nine months ended February 28, 2009 since the debt obligation with Fortress was removed from the Company’s financials in May 2008 due to a full release from the TPA.

In addition the Company recorded less interest expense in the three and nine months ended February 28, 2009 compared to the same periods in the prior fiscal year due to monthly principal payments on various automobile notes and bank debt used to refinance a term loan. The decrease is also attributable to fewer discount fees incurred from the Company’s factoring debt facility with Thermo in the three and nine months ended February 28, 2009 compared to the same periods in fiscal year 2008 due to lower fundings which was a result of decreased cellular billings and equipment sales from the Company’s wholesale segment. However, the Company began recording monthly cash interest expense in the first quarter of fiscal year 2009 related to the Warrant Redemption Payment Agreements which were negotiated in May 2008 and effective in June 2008, with each of the 12 holders of the GM Warrants (see Note 12 – “Shareholders’ Equity” for additional information). The Company also began recording monthly cash interest expense associated with the revolving asset based credit facility which was executed with Thermo in April 2008.

Income Tax Expense for the Nine Months Ended February 28, 2009 and 2008

For the three months ended February 28, 2009 and 2008 the Company recorded $81,000 and $60,000 in state tax expense, respectively and for the nine months ended February 28, 2009 and 2008, the Company recorded $244,000 and $178,000 in state tax expense, respectively. All of the periods presented include expenses related to the Texas margin tax, which was initially implemented by the state for the Company’s privilege to do business in Texas beginning January 1, 2008. The margin tax is calculated by using Company’s gross receipts from business conducted in Texas each fiscal year less a cost of goods sold deduction.

FINANCIAL CONDITION

(dollars in thousands)	Nine Months Ended February 28,		2009 vs 2008
	2009	2008	$ Change
Cash provided by (used in) operating activities	$484	$(5,583)	$6,067
Cash used in investing activities	(636)	(172)	(464)
Cash provided by (used in) financing activities	(2,706)	671	(3,377)

Net decrease in cash	$(2,858)	$(5,084)	$2,226

Operating Activities

The increase in cash provided by operations during the nine months ended February 28, 2009 as compared to the nine months ended February 29, 2008 is primarily attributable to an increase in the change of the Company’s accounts payable balances. During the first quarter of fiscal year 2008, the Company recognized a $3,824,000 non-cash gain on forgiveness of a trade payable obligation to AT&T related to disputed intracompany roaming costs and/or charges by AT&T due to a settlement agreement, which was executed between the Company and AT&T in June 2007. The agreement settled all claims against the Company related to the recovery of amounts previously remitted and/or owed to AT&T with respect to intracompany roaming costs and/or charges. The Company continued to accrue for the monthly intracompany roaming costs and/or charges billed by AT&T in its Consolidated Statement of Operations but delayed the payment of other accounts payable due to AT&T until final resolution of the dispute. As a result of the agreement, the Company was required to pay $4,661,000 of its past due accounts payable in June 2007 to settle outstanding payables owed to AT&T. The increase in cash provided by operations during the nine months ended February 28, 2009 compared the same period in fiscal year 2008 is also related to the change in the Company’s accounts receivable balances. The change in these balances is attributable to the Company restricting the extension of credit to customers during fiscal year 2009 due to current economic conditions in the Unites States. The decrease in sales from the Company’s wholesale operations in the nine months ended February 28, 2009 compared to the same period in fiscal year 2008 also contributed to the change in the Company’s accounts receivable balances.

Investing Activities

The increase in cash used in investing activities for the nine months ended February 28, 2009 as compared to the nine months ended February 29, 2008 is due to the issuance of a $415,000 promissory note to Mobui Corporation in exchange for an equity position in the mobile applications development and content delivery company. In addition the Company issued a $13,000 promissory note in August 2008 to a former cellular agent of the Company for unpaid equipment purchases (see Note 5 – “Notes Receivable” for additional information on the notes).

Financing Activities

The decrease in cash provided by financing activities for the nine months ended February 28, 2009 as compared to the nine months ended February 29, 2008 is attributable to a $1,500,000 cash payment to the 12 holders of the GM Warrants on June 2, 2008. In May 2008 the Company negotiated a Warrant Redemption Payment Agreement with each holder which provided for an initial payment of $1,500,000 on or before June 2, 2008 as well as monthly principal and accrued interest payments on the remaining $1,500,000 balance beginning in July 2008. In addition the Company received less fundings from its factoring debt facility with Thermo in the nine months ended February 28, 2009 compared to the same period in the prior fiscal year, primarily the result of a decrease in cellular billings as well as a decline in audio and cellular equipment sales from the Company’s wholesale segment. The monthly principal payments on the asset based revolving credit facility which the Company executed with Thermo in April 2008, also contributed to the decrease in cash provided by financing activities. In accordance with the agreement for this revolving debt facility, the Company is required to make monthly interest payments based upon the average unpaid balance outstanding at the end of each month commencing on May 31, 2008. Beginning in November 2008 the Company is also required to pay a monthly principal payment based upon a step-down method in addition to the monthly interest payments. The decreases in cash provided by financing activities are offset by proceeds of $250,000 the Company received in August 2008 from its asset based revolving credit facility with Thermo. This additional funding was used primarily as an investment in Mobui.

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

Going Concern Matters

The Company had a working capital deficit of approximately $9,886,000 and $9,013,000 at February 28, 2009 and May 31, 2008, respectively, and a shareholders’ deficit of approximately $10,004,000 and $8,752,000 at February 28, 2009 and May 31, 2008, respectively. The Company’s factoring debt obligation with Thermo has been presented as a current liability on the Company’s consolidated balance sheet at May 31, 2008, in accordance with EITF 95-22, because the factoring agreement requires a lockbox agreement under which customer payments on accounts are directed to a lockbox controlled by Thermo and because certain subjective acceleration rights are retained by Thermo under the agreement. The stated maturity date of the obligation is February 2010. The factoring debt obligation at February 28, 2009 and May 31, 2008, was approximately $8,266,000 and $9,091,000, respectively. In May 2008, the Company was able to secure an additional $5,000,000 asset based revolving credit facility with Thermo Credit, LLC (“Thermo”), with the proceeds used primarily to pay $2,000,000 to PCI’s former senior lender to have the liens on the assets of PCI fully and permanently released, and $1,500,000 was used to make an initial payment to the holders of certain long-standing redeemable common stock warrants that became due in December 2007. Even upon the Company’s completion of the restructuring of its debt obligations in May 2008, and increasing its debt facility, the Company was able to partially improve its working capital deficit and shareholders’ equity deficit as of May 31, 2008. The Company is continuing to seek additional debt and equity financing to ensure it is able to meet its remaining trade and debt obligations in the event that there are changes to its existing credit arrangements as well as provide sufficient working capital to expand its operations. If it is unsuccessful in its efforts to secure additional financing and the Company’s current credit arrangements are accelerated, the Company may be unable to meet its obligations and might be forced to seek protection from its creditors.

During fiscal 2008 and continuing into fiscal 2009, the Company has been focusing on evaluating the operations of its PCI subsidiary. The results of these efforts have been successful in eliminating certain unnecessary operating expenses and in increasing margins on product and service revenues by implementing improved controls over pricing and inventory management. The settlement of the dispute with AT&T in June 2007 has resulted in a increase in margins on the cellular service billing revenues during both fiscal years 2008 and 2009 as a result of no longer having to pay for certain charges billed by AT&T when customers roamed on networks owned by AT&T (see further discussion under “Settlement of Dispute with AT&T” in Note 3). In addition, the Company has achieved some success in developing new service revenues that have been successful in partially offsetting the declines in service revenues caused by customer attrition. Since June 2007, the Company has experienced higher than normal cellular subscriber attrition due primarily to the launch of the iPhone. Although the iPhone is offered to customers by AT&T, PCI has been denied the approval to sell or activate the iPhone for customers by AT&T. The Company reviews its staffing levels on a quarterly basis and continues to seek ways to consolidate and automate necessary functions in order to control personnel costs. However, as of the date of this Report, the Company believes that its efforts to reduce it operating expenses have been successful and is concerned that further reductions in these expenses would have a negative impact on revenues. Current efforts are focused on seeking additional distribution for existing products lines, including an emphasis on internet marketing. The Company has also begun to expand its cellular carrier relationships beyond AT&T. In January 2009 the Company entered into a new distribution agreement with T-Mobile USA, Inc. (“T-Mobile”) and in February 2009 opened 5 retail locations in Oklahoma selling T-Mobile cellular services. There can be no assurance that the current efforts to increase revenues through new distribution channels will be successful, nor is there any assurance that the trade credit that is currently extended to the Company will be maintained or expanded for fiscal 2009 to facilitate this growth.

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

Accounts receivable are presented net of an allowance for doubtful accounts of $672,000 and $480,000 at February 28, 2009 and May 31, 2008, respectively. Based on the information available to the Company, management believes the allowance for doubtful accounts as of those periods are adequate. However, actual write-offs may exceed the recorded allowance.

The Company evaluates its past due accounts that are in various stages of the Company’s collection process on an annual basis. In the first quarter of each calendar year, the Company determines which accounts are uncollectible and those balances are written-off against the Company’s allowance for doubtful accounts balance. Beginning in the third quarter of fiscal year 2009, the Company began performing the evaluation of its past due accounts on a quarterly basis and will write-off those accounts it believes are uncollectible at the end of each quarter.

Reserve for Inventory Obsolescence: Inventories are stated at the lower of cost (primarily on a moving average basis), which approximates actual cost determined on a first-in, first-out (“FIFO”) basis, or fair market value and are comprised of only finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors, including recent sales trends, quantities on-hand, industry market conditions and economic conditions. In assessing the reserve, management also considers any price protection credits or other incentives, such as volume incentive rebates the Company has received or due from its vendors. In addition, management established specific valuation allowances for discontinued inventory based on its prior experience liquidating this type of inventory. Through the Company’s wholesale distribution channel, it is successful in liquidating the majority of any inventory that becomes obsolete. The Company has many different electronics suppliers, all of which provide reasonable notification of model changes, which allows the Company to minimize its level of discontinued or obsolete inventory. Actual results could differ from those estimates. Inventories are stated on the Company’s consolidated balance sheet net of a reserve for obsolescence of $260,000 and $263,000 at February 28, 2009 and May 31, 2008, respectively.

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

The Company’s review of the carrying value of its tangible long-lived assets at May 31, 2008 indicated the carrying value of these assets were recoverable through estimated future cash flows. Because of the sustained losses the Company has incurred during the past several years, the Company also reviewed the market values of these assets. The review indicated the market value exceeded the carrying value at May 31, 2008. There were no significant events in the third quarter of fiscal year 2009 which required the Company to review the carrying value of its tangible long-lived assets. However, if the cash flow estimates or the significant operating assumptions upon which they are based change in the future, Teletouch may be required to record impairment charges related to its long-lived assets.

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

The evaluation of the Company’s long-lived intangible assets is discussed in Note 2 under “Intangible Assets.” Under the same premise as the long-lived tangible assets, their market values were also evaluated at May 31, 2008, and the Company determined that based primarily on the market value and supported by the Company’s cash flow projections, there was no impairment of these assets. There were no significant events in the third quarter of fiscal year 2009 which required the Company to review the carrying value of its long-lived intangible assets. However, if the cash flow estimates or the significant operating assumptions upon which they are based change in the future, Teletouch may be required to record impairment charges related to its long-lived assets.

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

Stock-Based Compensation: Upon adoption of SFAS No. 123(R), “Share-Based Payments,” (“SFAS 123R”), on June 1, 2006, we began estimating the value of employee stock options on the date of grant using the Black-Scholes model. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The Company has elected to estimate the expected life of an award based on the SEC approved “simplified method”. We calculated our expected volatility assumption required in the Black-Scholes model based on the historical volatility of our stock. As of June 1, 2006, we adopted the modified prospective transition method, and its effect is included in our consolidated financial statements for the three and nine months ended February 28, 2009 and 2008. We will update these assumptions on at least an annual basis and on an interim basis if significant changes to the assumptions are warranted.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We did not have any foreign currency hedges or other derivative financial instruments as of February 28, 2009. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We evaluated the design and operation of the effectiveness of our disclosure controls and procedures as of February 28, 2009 (due to the Company’s delinquency in its public reporting (as discussed below), the evaluation of the Company’s disclosure controls as of February 28, 2009 was performed over the period July though December 2008), under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) and President, pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Certifying Officers concluded that, for the reasons described below, our disclosure controls and procedures were not effective as of February 28, 2009. As discussed below, during the quarter ended November 30, 2008, several of the control deficiencies identified were remediated, but this process is ongoing.

To address the material weaknesses in the Company’s internal control over financial reporting described below, the Company performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this Quarterly Report. Notwithstanding the material weaknesses in our internal control over financial reporting as of February 28, 2009, described below, we believe that the consolidated financial statements contained in this Quarterly Report present our financial condition, results of operations, and cash flows as of the dates, and for the periods presented, fairly and accurately and in conformity with generally accepted accounting principles in the United States of America (“GAAP”).

We have continued to work diligently to remedy our accounting issues and improve our internal controls and procedures for financial reporting following the Company’s acquisition of Progressive Concepts, Inc. (“PCI”) on August 11, 2006. As previously reported in our fiscal 2007 and 2008 Annual Reports on Form 10-K and our August 31, 2008 Quarterly Report on Form 10-Q, the acquisition of PCI and the sale of the Company’s legacy paging business resulted in PCI representing the majority of the operations of Teletouch. Upon completing the acquisition of PCI, we became aware of several control deficiencies in the financial reporting at PCI which could only be remedied by rebuilding PCI’s internal accounting records from 2003 and all periods thereafter on a new platform and by completing substantially all of the general ledger account reconciliations for this period. The significant change to the operating and systems environment at Teletouch as a result of the acquisition of PCI combined with having to utilize a significant portion of the Company’s accounting resources to rebuild PCI’s internal accounting records, resulted in a breakdown in many of the internal controls which were previously effective for Teletouch. Although the process of designing and implementing procedures to minimize the control deficiencies is important to the Company, the challenge of integrating PCI and the significant delay in the completion of the fiscal 2007 and 2008 Annual Reports and the subsequent 2009 Quarterly Reports caused a delay in management’s efforts to adequately design, implement and monitor new procedures to minimize the control deficiencies that led to the issues outlined below. The Company is currently in the process of designing and implementing new procedures to remedy the control deficiencies that led to these issues. As a result, the Certifying Officers have concluded that several of the material weaknesses in our internal control over financial reporting identified as of May 31, 2008 continue to exist as of February 28, 2009 with certain items remediated during the second quarter of fiscal 2009 as noted below and others in various stages of implementation. We expect that all items listed below will be remediated prior to May 31, 2009, the end of our fiscal year. Specifically, management identified the following material weaknesses:

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

Changes in Internal Control Over Financial Reporting and Remediation of the Material Weaknesses

Based on the additional procedures performed as part of the Company’s ongoing remediation of its financial controls, the Company’s management has concluded that important improvements and remedial measures were made to the control environment commencing in fiscal 2008 and continuing through the fiscal quarter ended February 28, 2009, including: (i) an improved commitment to competency manifested by the hiring of more experienced and senior finance personnel; (ii) the development of additional financial policies and procedures that when fully implemented will enhance independent judgment and review, including, as appropriate, segregation of duties and increased employee responsibility and accountability for the completeness of the Company’s disclosures; (iii) the establishment of processes and procedures to increase communications between the financial reporting and accounting functions and senior management, including our Audit Committee; and (iv) instituting a formal whistle-blower policy.

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

Claim Against Company by Former Employee

In March 2008, the Company received a demand letter from Keith Cole, former CFO of PCI and General Counsel for the Company. Mr. Cole was terminated in January 2008. Mr. Cole has made a demand for certain compensation that he believed was due prior to his termination. The basis for this claim is certain alleged verbal conversations with management of the Company. The total alleged unpaid compensation amount claimed by Mr. Cole is approximately $455,000. As of the date of this Report, the Company reached a final agreement with Mr. Cole to settle this claim and a one time payment of $80,000 was made in April 2009 in exchange for a settlement and release agreement.

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

Date: July 6, 2009	TELETOUCH COMMUNICATIONS, INC. Registrant

	By:	/s/ Robert M. McMurrey
Robert M. McMurrey Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Douglas E. Sloan
Douglas E. Sloan Chief Financial Officer (Principal Financial and Accounting Officer)