Form 10-K
period 2009-05-31
TELETOUCH COMMUNICATIONS INC
filed 2009-08-31
CIK 928659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: MAY 31, 2009

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

Common Stock, $0.001 par value, listed on the OTC Pink Sheets.

Securities registered pursuant to Section 12(g) of the Exchange Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐     Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of November 30, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on that date, was approximately $602,775. As of August 24, 2009, the registrant had outstanding 48,739,002 shares of Common Stock.

Documents Incorporated by Reference

None.

INDEX TO FORM 10-K

of

TELETOUCH COMMUNICATIONS, INC.

This Annual Report on Form 10-K (referred to herein as the “Form 10-K” or the “Report”) is for the year ending May 31, 2009. The Securities and Exchange Commission (“SEC”) allows us to incorporate by “reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Form 10-K.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements and information relating to Teletouch Communications, Inc. and its subsidiaries that are based on management’s beliefs as well as assumptions made by and information currently available to management. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to Teletouch Communications, Inc. or its management, are forward-looking statements. Although these statements are based upon assumptions management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including, but not limited to, those factors set forth below under the captions “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the discussion included in this report.

PART I

Item 1.	Business

Throughout this Form 10-K, Teletouch Communications, Inc. and its subsidiaries are referred to as “Teletouch,” “the Company,” “we,” “our” or “us.”

General

Teletouch Communications, Inc. was incorporated under the laws of the State of Delaware in July 1994 and its corporate headquarters are located in Fort Worth, Texas. Our headquarters and principal office is located at 5718 Airport Freeway, Fort Worth, Texas 76117, and our telephone number is (800) 232-3888.

For over 40 years, Teletouch has offered a comprehensive suite of telecommunications products and services under the Teletouch, AT&T® and T-Mobile® brands, including cellular, two-way radio, GPS-telemetry, wireless messaging and public safety/emergency response products and services. Teletouch operates approximately 25 retail stores and service locations in Texas and Oklahoma. Locations include both “Teletouch” and “Hawk Electronics” branded in-line, kiosk and free-standing stores. The Teletouch branded locations offer wireless services from T-Mobile, and, for the Company’s own two-way radio network. Through Teletouch’s wholly owned subsidiary, Progressive Concepts, Inc. (“PCI”), the Company’s Hawk Electronics brand is a Master Distributor and Authorized Provider of AT&T Mobility (voice, data and entertainment) to consumers, businesses and government agencies. For over 35 years, PCI has offered various communications services on a direct bill basis to today with approximately 73,000 cellular subscribers, as well as consumer electronics products and services through its stores, its own network of Hawk-branded sub-agents stores; its own direct sales force and on the Internet at various sites, including its primary consumer-facing sites: www.hawkelectronics.com and www.hawkexpress.com. The Company handles all aspects of the wireless customer relationship, including:

•	Initiating and maintaining all subscribers’ cellular, two-way radio and other service agreements;

•	Determining credit scoring standards and underwriting new account acquisitions;

•	Handling all billing, collections, and related credit risk through its own proprietary billing systems;

•	Providing all facets of real-time customer support, using a proprietary, fully integrated Customer Relationship Management (CRM) system through its own 24x7x365 call centers and the Internet.

In addition, PCI operates a national wholesale distribution business, “PCI Wholesale,” which serves major carrier agents, rural cellular carriers, smaller consumer electronics and automotive retailers and auto dealers throughout the country, with ongoing product and sales support through www.pciwholesale.com and www.pcidropship.com, among other sites. Teletouch also sells safety and emergency response vehicle products and services under the brand “Teletouch EVP” (Emergency Vehicle Products) directly and through www.teletouchevp.com. Teletouch periodically acquires minority equity positions in cellular-related technology companies, including most recently, Apple, Inc., iPhone mobile applications developer and provider, Redmond, WA-based Mobui Corporation; www.mobui.com.

About PCI

PCI (also known in Texas under its retail brand, “Hawk Electronics”) is an AT&T Wireless Master Distributor and Reseller and party to several distribution agreements with AT&T under which PCI handles the entire cellular subscriber experience including initiating and maintaining the cellular service agreements, rating the cellular plans, providing complete customer care, underwriting new account acquisitions and providing multi-service billing, collections, and account maintenance. As compensation for providing these services, the distribution agreements provide for the sharing of the monthly billing revenues with AT&T. The distribution agreements with AT&T allow PCI and the Company to sell AT&T wireless services in Texas, specifically, the Dallas / Fort Worth, East Texas, San Antonio, Houston and Austin markets as well as in the state of Arkansas. During a period that spans over 20 years, PCI has grown a cellular customer base using approximately 73,000 cellular lines. The retail business of PCI is operated primarily under the Hawk Electronics brand name with additional business and government sales provided by a direct sales group operating throughout all of PCI’s markets.

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

Business Strategy

Summary: Most of the Company’s efforts from August 2006 through mid-fiscal year 2009 (end of calendar year 2008) were focused on the complex integration issues related to the acquisition of PCI, its subsequent reorganization activities, as well as on securing financing to grow its retail businesses and work to complete one or more acquisitions to provide new avenues of revenue growth for the Company. After rationalizing a number of business units and resizing the workforce, Teletouch became better positioned to achieve its financing, retail expansion and acquisition goals. Key to this strategy is and has been leveraging the Company’s various customer relationships, including PCI’s nearly 73,000 cellular subscribers, which are comprised of individuals and businesses of higher than average credit worthiness (due to PCI’s stringent credit standards). The Company believes that there are opportunities to grow revenues well in excess of its current cellular revenues with these monthly-billed customers.

In addition, Teletouch’s subsidiary, PCI, has exclusivity provisions under its primary distribution agreements with AT&T that expire on August 31, 2009, and the Company has been contacted by and is actively exploring new cellular carrier, WiFi, WiMax and related wireless communications relationships with all major carriers having expressed interest in entering into contractual distribution relationships with the Company. For example, Teletouch’s first new carrier relationship was formed during fiscal year 2009. To provide new and innovative cellular solutions, Teletouch entered into an Exclusive Retailer Agreement with T-Mobile USA, Inc., the second largest GSM-network-based U.S. wireless carrier, a division of Deutsche Telekom AG, and the third largest wireless carrier provider in the world (just behind the two largest China-based carriers). The three-year agreement provides for Teletouch to open, operate and manage high-volume mall locations, with the Company’s first five new locations having opened in major markets in Oklahoma.

Fiscal Year 2009: With many of the financial reporting issues and integration issues having finally reached resolution, the Company turned its focus to improving the profitability at PCI during the remaining calendar year 2008 and continuing through 2009. For fiscal year 2009, ended May 31, 2009, the Company continued to grow margins, manage its expenses and is reporting a net loss of approximately $1,900,000, which is an approximate $5,000,000 improvement over 2008, after excluding the approximate $3,800,000 one time non-cash gain on its settlement with AT&T, from the 2008 results. The 2009 operating results were achieved through a combination of expense reductions and margin improvement initiatives which were successful in spite of the loss of approximately $8,700,000 in revenues as compared to 2008. The primary loss of revenue in 2009 was due to sales reductions in the wholesale distribution business of PCI, as a result of the macro-economic conditions experienced throughout the U.S. and worldwide during the period. In spite of the significant loss of revenues in this business unit in 2009, the Company was aggressive at managing pricing and related margins, as well as its direct costs. As a result, the Company was able to maintain only a small incremental increase to the losses from the wholesale distribution business unit. The Company evaluates new electronic products to introduce in its each of its business areas, including its retail, wholesale and website outlets.

Although audited for many years, PCI had historically been a privately held company and there were many challenges related to migrating the accounting and various control systems and processes at PCI to those required of a public company. Following the acquisition of PCI, the Company struggled to complete the required audits because of the condition of the financial records of PCI. Because of the delays in completing these audits, the Company was unable to maintain current standing with it regulatory reporting requirements and was delisted from the American Stock Exchange in January 2007, and its stock began trading on the OTC Pink Sheets under the symbol: TLLE. The efforts through 2009 to rebuild the financial systems at PCI in order to complete the required audits required significant internal resources as well as significant cash expenses for audit and other professional services. Following the filing of this Report, the Company has filed all of its Annual Reports on Form 10-K covering these periods, but is still delinquent in filing its fiscal 2007 and fiscal 2008 Quarterly Reports on Form 10-Q. The Company requested relief from the SEC for its fiscal 2007 Quarterly Reports on Form 10-Q, and was granted the relief on August 19, 2009. The Company believes it will be current on all of its required remaining financial reports by December 2009. To date, the Company’s inability to file the required financials has hindered the Company’s ability to secure additional financing to grow the business, or to complete any of the major acquisitions it has identified. Upon completing and filing all of its delinquent financial reports, the Company is hopeful that it will be able to secure the necessary financing to complete one or more of these acquisitions in 2010. There is no assurance that any of the acquisitions will be concluded or that the Company will be able to complete and file all of its delinquent financial reports.

The core business of Teletouch is providing cellular services to customers through PCI’s distribution agreements with AT&T and for 2010 the Company does not expect a material change to this business. As discussed further below under “Cellular Business,” the primary distribution agreements with AT&T covering the Dallas/Fort Worth and San Antonio, Texas markets expires at the end of August 2009 (the “DFW and San Antonio Agreements”), with certain service provisions and other revenue-generating obligations continuing for many years thereafter. However, in September 2009, absent a new agreement being reached with AT&T or an extension of the current agreements, the Company will no longer be exclusive to AT&T in the Dallas/ Fort Worth or San Antonio markets, which means the Company has the opportunity to offset the losses of AT&T subscribers with sales under other cellular carrier arrangements. Because of the potential change in the Company’s cellular services business, the Company has been working to develop its other business units as well as evaluating its alternatives to maintain the recurring revenues generated by its current cellular subscriber base. The Company has begun to expand its cellular carrier relationships beyond AT&T by entering into a distribution agreement with T-Mobile USA, Inc. (“T-Mobile”). The Company is also currently in discussions with other top cellular carriers to facilitate its efforts to expand its cellular and related wireless operations both in and outside of its current markets.

Since the August 2006 acquisition of PCI, many personnel, operations and business process changes have been completed to allow for and promote organic growth in its current business units. In order to realize this organic growth, the Company has added additional sales personnel and locations, increased its Internet marketing activities and enhanced its systems and processes to allow for the timely integration of new product lines and has begun to realize returns on these investments during 2009. For 2010, the Company will continue its efforts to grow the business with a focus on maintaining stability in its cellular subscriber base while continuing to manage expenses to generate sufficient cash to invest in new revenue initiatives.

Beginning with the year ending May 31, 2008, the Company’s management was required to internally assess and report on its internal controls over financial reporting under the rules of Section 404 of the Sarbanes-Oxley Act of 2002. In June 2008, the SEC granted an extension for non-accelerated companies, including Teletouch, to file an attestation report of their independent auditors on the internal controls over financial reporting. Under this latest extension, Teletouch will be obligated to provide the auditor’s report on its internal controls for its year ended May 31, 2010. Based on the enhancements made to the internal control processes since 2008, the Company does not expect significant challenges or expense in going through the external audit of its internal controls in the coming year.

The Company’s Products and Markets

Cellular Services

Since 1987, Teletouch’s subsidiary PCI has had one or more Master Distributor agreement(s) with AT&T relating to specific markets in Texas and Arkansas. All of PCI’s retail establishments operate under the brand name of “Hawk Electronics” and are located in the state of Texas. As of the date of this Report, the Company now operates 15 Hawk Electronics retail locations. 13 of the retail locations are in the Dallas/Fort Worth area and two are located in San Antonio. Under these agreements, PCI’s core business has been acquiring, billing, and supporting cellular subscribers. PCI also has business and government sales provided by a direct sales group operating throughout all of PCI’s markets. PCI controls the entire customer relationship, including initiating and maintaining the cellular service agreements, rating the cellular plans, providing complete customer care, underwriting new account acquisitions and providing multi-service billing, collections, and account maintenance.

The primary distribution agreements with AT&T covering the Dallas/Fort Worth and San Antonio, Texas markets expire on August 31, 2009 (the “DFW and San Antonio Agreements”), with certain service provisions and other revenue-generating obligations continuing for many years thereafter. The Company has been notified that the DFW and San Antonio Agreements will not be renewed in their current form by AT&T and is currently in discussions with AT&T to negotiate new distribution agreements for these markets. In addition to these agreements, the Company has four additional distribution and agency agreements with AT&T covering the East Texas; Austin, Texas; Houston, Texas and Arkansas markets with various expiration dates extending through October 2012. Upon expiration of the DFW and San Antonio Agreements, the Company will be allowed, under the terms of its contracts, to continue to provide services to its existing subscribers in these markets until these subscribers terminate service with the Company. As a result, the Company could experience accelerated reductions in its AT&T cellular service revenues beginning in September 2009, due to its potential inability to replace customers that disconnect service in the normal course of business. However, of significant benefit to the Company, starting September 1, 2009, absent a new agreement being reached with AT&T or an extension of the current agreements, the Company will no longer be exclusive to AT&T in the Dallas/Fort Worth or San Antonio markets, which means the Company has the opportunity to offset the losses of AT&T subscribers with new sales under other cellular carrier arrangements.

Because of the potential change in the Company’s cellular services business, the Company has been aggressively working to develop its other business units as well as evaluating its alternatives to maintain the recurring revenues generated by its current cellular subscriber base. In January 2009, the Company entered into a new distribution agreement with T-Mobile, Inc. and in February 2009 opened five retail locations in Oklahoma selling T-Mobile branded cellular services. As of the date of this Report, the Company has closed three of the five T-Mobile retail locations in Oklahoma due to particular traffic related issues, but the Company is in discussions with T-Mobile to open additional retail locations in its previously restricted and other markets. The Company is also currently in discussions with all other top cellular carriers to facilitate its efforts to expand its cellular operations both in and outside of its current markets.

Wholesale Business

Teletouch’s subsidiary, PCI operates a wholesale distribution and trading business whereby it acquires, sells and supports a variety of cellular telephones (handsets), related accessories, telemetry, car audio and car security products under numerous direct distribution agreements with manufacturers. The wholesale business is operated under the name PCI Wholesale (“PCIW”) and sells products through a network of dealers, retailers, carriers and the Internet throughout the United States. PCIW operations are conducted at the Company’s headquarters in Fort Worth, Texas, where the Company operates a 33,000 square foot warehouse, designed and equipped to provide shipment and forward/reverse logistics capability for pallet and truckload size orders to frequent and smaller quantity (“small and often”) shipments, supporting virtually any size customer.

Following the fiscal 2007 acquisition of PCI, the Company was successful during fiscal 2008 in stabilizing its many and various vendor relationships, as well as expanding the product offerings in its wholesale operations. Unfortunately, these efforts were not sufficient by themselves to overcome the general U.S. economic slowdown that started late in 2008, especially in PCIW’s automotive segments. During fiscal 2009, the macro-economic issues experienced throughout the country had a significant impact on the revenues of the wholesale business, as the smaller operators that represent the majority of the wholesale customer base were impacted severely by the recession. Further, in reaction to the economic climate, the Company was forced to tighten its credit standards for both new and existing customers, which also contributed to the decline in overall revenues. However, in spite of the roughly 36% or almost $4,800,000 decline in sales for the wholesale segment compared to 2008, the Company was successful in managing PCIW to only a $58,000 increase in its loss from operations.

During 2009, a large focus in the wholesale business was on the ongoing credit worthiness of our customers, pricing, margins and inventory turnover. The extensive re-evaluation of the wholesale business in 2009 resulted in certain sustainable operating changes to the business, including office staff reductions, new sales hiring, re-pricing of new and non-current inventory, as well as identified the necessity to grow market share and focus on more exclusive product offerings. The Company will continue to focus on expanding its distributor relationships and expand its product line with a focus on products that it can offer exclusively for wholesale distribution in 2010 and expects revenues to improve with the slowly improving economic outlook for the country.

Two-Way Radio Operations

Since 1963, Teletouch has been an authorized Motorola two-way radio dealer in the East Texas area. In January 2004, the Company acquired the assets of DCAE, Inc., resulting in the expanding of its two-way radio business into the Dallas/Fort Worth markets. The Company has locations in Tyler, Longview, Nacogdoches, Lufkin and Garland, Texas and services a large percentage of the law enforcement and public safety agencies as well as other heavy industries in the East Texas and Dallas/Fort Worth markets.

The Company owns and operates a Logic Trunked Radio (“LTR”) network in the 450 MHz spectrum, which offers voice, data and certain voicemail capabilities. The LTR Passport-enabled service, which Teletouch offers in certain markets, includes “follow-me-roaming” features that are similar to the automatic handoff of radio signals characteristic of cellular radio systems. The market for LTR radio service includes customers desiring an upgrade in features and extended roaming compared with traditional two-way radio service.

In prior years, Teletouch was able to secure several sales contracts with entities utilizing recently released Homeland Security funds from the federal government. These sales contracts significantly increased the revenues of the two-way radio business during that year. During 2006 through 2009, the availability and spending of Homeland Security funds declined, resulting in a reduction in revenues. The Company cannot predict whether these funds will continue to be made available in the future and is forecasting limited revenue growth from the core radio business over the next couple of years from this type of government funding. For 2010, the Company has secured a contract in support of the re-banding efforts being undertaken nationally to migrate public safety communications to frequencies that will not experience interference from certain radio channels operated by Nextel Communications. This project covers the East Texas market and is expected to generate up to $500,000 in revenues and profits during the next year. Teletouch’s long-term relationships and reputation with these city, county and local entities over its almost 44 year presence in East Texas has allowed the Company to procure this business to date. The Company’s management believes it will be successful in procuring more of this business as a variety of sources of government funds will be made available.

As a complement to and embedded in its two-way radio segment, the Company began selling emergency vehicle products in late 2007 under several master distributor agreements with its suppliers. The product lines include various aftermarket accessories that are added to vehicles in the public safety industry, but primarily includes light bars, sirens and computer equipment supports mounted in-vehicle. In the markets that Teletouch operates two-way radio services, many of the customers for emergency vehicle products are the same customers that it has provided two-way radio services to for many years. Because Teletouch’s two-way radio service centers are equipped with trained two-way product and service installation technicians, the Company can currently provide installation services for all of its emergency vehicle products in the East Texas and Dallas/Fort Worth, Texas markets.

Sources of System Equipment and Inventory

The Company does not manufacture any of its products or component products. All inventory that is purchased to support the business is finished goods that are shipped in appropriate packaging and ready to sell to the end-user customer. Inventory used to support the Company’s business units can be purchased from a variety of manufacturers and other competing sources. To date there have not been any significant issues in locating and purchasing an adequate supply of inventory to meet customer demand. PCI purchases cellular phones and accessories to support its cellular operations from several competing sources, but AT&T’s Mid-America distribution arm is the primary source for the cellular phones it sells to its cellular subscribers, which come with assurances from AT&T that the phones purchased are certified to function properly on its cellular network. The Company has the express right, however, to acquire handsets and equipment from any vendor or manufacturer it chooses. Cellular phones and consumer electronics are purchased from a variety of sources, including manufacturers and a variety of brokers, to support PCI’s wholesale distribution business. The Company purchases two-way radios primarily from Motorola, Kenwood USA, Vertex and Icom America. The majority of its two-way network equipment is purchased from Motorola although there are several competing sources for this equipment.

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

Competition

Substantial and increasing competition exists within the wireless communications industry. Cellular and Personal Communications Services (“PCS”) providers may operate in the same geographic area, along with any number of other resellers that buy bulk wireless services from one of the wireless providers and resell it to their customers. The Company currently resells AT&T and T-Mobile wireless service. The Company competes against AT&T for subscribers in the DFW and San Antonio market areas and competes against other T-Mobile wireless service resellers in Oklahoma. The increasing number of carriers, including AT&T, offering bundled services at discounted pricing is causing increased difficulties for the Company. Without these additional services to bundle, it is hard to attract new customers and retain existing ones. The entry of multiple competitors, including AT&T company owned locations and direct sales personnel, within the Company’s wireless markets has made it increasingly difficult to attract new customers and retain existing ones. Our ability to compete for cellular customers is limited to our ability to provide additional services that the customer cannot receive from the carrier itself. To our subscribers, we offer identical cellular equipment and service rate plans to those offered by AT&T, so our competitive pressures are very similar to those faced by AT&T, which include the types of services and features offered, call quality, customer service, network coverage and price. Pricing competition has led to the introduction of lower priced plans, unlimited calling plans, plans that allow customers to add additional units at attractive rates, plans that offer a higher number of bundled minutes for a flat monthly fee or a combination of these features. The Company has responded to this growing competitive environment by capitalizing on its position as a provider of superior, personalized customer service as well as a provider of customizable billing solutions. Teletouch’s ability to compete successfully in the future will depend upon the Company’s ability to improve upon the current level of customer service and to develop creative and value added solutions for customers in order to attract new subscribers away from the other carriers.

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

Although the Company exited its telemetry business in fiscal year 2006, the Company continues to explore opportunities to re-enter this expanding industry. The Company believes that some of its previously developed software as well as the name recognition of certain trademarks may have future value if it is to re-enter the telemetry business.

In addition the Company acquired a hotspot network communication patent on July 24, 2009, after foreclosing on the assets of Air-bank, Inc. (see Note 4 - “Air-bank Note” for further discussion” on the foreclosure on the Air-bank assets). This form of communication allows a mobile unit (e.g. phone) to switch from the units conventional cellular transmissions to wireless fidelity (“Wi-Fi”) transmissions upon detection of the Wi-Fi signals.

The hotspot network communication patent number is US 7,099,309 B2 and was filed on August 29, 2006.

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

Employees

As of May 31, 2009, Teletouch employed 246 people, of which 238 were employed full-time and 8 were employed on a part-time or temporary basis. Of this total 180 full time employees and 3 part-time employees are employed by PCI. Most of these employees perform sales, operations support and clerical roles. The Company considers its relationships with its employees to be satisfactory and is not a party to any collective bargaining agreement.

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

Teletouch owns an office building and warehouse distribution facility in Fort Worth, Texas and an office building and two-way shop in Tyler, Texas. In addition the Company operates 15 retail locations under the “Hawk Electronics” brand. 13 of the retail locations are located in the Dallas/Fort Worth vicinity, and two are located in San Antonio. All of these locations are leased.

Teletouch leases transmitter sites on commercial towers, buildings and other fixed structures in approximately 30 different locations related to its two-way radio business and leases three two-way shops.

Teletouch also has five cancelable leases in certain malls in the state of Oklahoma related to the T-Mobile operations. Furthermore, the Company leases a suite at the new Dallas Cowboy football stadium in Arlington, Texas.

The Company’s leases are for various terms and provide for monthly rental payments at various rates. Teletouch made total lease payments of approximately $1,506,000 during fiscal year 2009 and is obligated to make $998,000 in lease payments during fiscal year 2010.

The Company believes that its facilities are adequate for its current needs and that it will be able to obtain additional space as needed at reasonable cost.

Item 3.	Legal Proceedings

Except as set forth below, Teletouch is a party to various legal proceedings arising in the ordinary course of business. The Company believes there is no proceeding, either threatened or pending, against it that will result in a material adverse effect on its results of operations or financial condition.

Claim Asserted Against Use of Hawk Electronics’ Name

In June 2008, the Company was notified of its alleged infringement on the trade name Hawk Electronics and impending litigation against it. While the Company has had limited settlement discussions with the other party, the Company is aggressively defending its position that its use of the Hawk Electronics name in the markets that it operates is legal and proper. In July 2008, the Company filed suit in Tarrant County, Texas against the other party seeking to protect its use of the Hawk Electronics’ trade name. The other party has defended this lawsuit and the matter is scheduled for trial in April 2010. We cannot give any assurance that we will be successful in resolving this matter, and while the Company believes it is unlikely, there is a risk that the court may force Teletouch to cease using the Hawk Electronics’ name. Further litigation to resolve the infringement claim could result in substantial costs and diversion of resources, and an adverse result in an action against the Company may require that we pay substantial damages, cease operating under the Hawk Electronics’ name and expend significant resources to either license the infringing brand name or develop a non-infringing brand name.

As of the date of this Report, the Company has attended a court ordered mediation on this matter and was unsuccessful reaching a settlement with the other party. Currently, the trial date set by the court is scheduled to begin the week of April 5, 2010. Based on discussions with our counsel, the Company believes it will prevail in this matter.

Claim Against Company by Former Employee Update

In March 2008, subsequent to his termination in January 2008, the Company received a demand letter from Keith Cole, the former CFO of PCI and General Counsel for the Company. Mr. Cole was released from his duties as CFO in February 2007, and then terminated in January 2008. Mr. Cole made a demand for certain compensation that he believed was due prior to his termination. The basis for this claim was certain alleged verbal conversations with the Board and management of the Company. The total alleged unpaid compensation amount claimed by Mr. Cole was approximately $455,000. The Company reached a final agreement with Mr. Cole to settle this claim, and a one time payment of $80,000 was paid in April 2009 in exchange for a complete settlement and release agreement between the parties.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during fiscal year 2009 or through the date of this Report.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters

Prior to its January 2007 delisting, Teletouch’s common stock was traded on the American Stock Exchange (the “AMEX”) under the symbol “TLL.” Currently the Company’s securities are quoted in the Pink Sheets electronic exchange under the symbol “TLLE.PK.”

The following table lists the reported high and low closing prices for Teletouch’s common stock for the periods indicated, which correspond to its quarterly fiscal periods for financial reporting purposes.

	Common Stock
	High	Low
Fiscal Year 2009
1st Quarter	$0.21	$0.06
2nd Quarter	0.29	0.06
3rd Quarter	0.46	0.07
4th Quarter	0.16	0.06

Fiscal Year 2008
1st Quarter	$0.43	$0.16
2nd Quarter	0.36	0.18
3rd Quarter	0.32	0.12
4th Quarter	0.28	0.08

As of August 17, 2009, 49,916,189 shares of common stock were issued, and 48,739,002 shares of common stock were outstanding. As of that same date, 4,603,982 options to purchase common stock were issued and outstanding. On June 2, 2008, the Company retired all of the 6,000,000 outstanding redeemable common stock warrants by paying $1,500,000 in cash and issuing promissory notes totaling $1,500,000 for the balance of the redemption payment. The common stock is the only class of stock that has voting rights or that is traded publicly. As of August 17, 2009, there were 54 holders of record of the Company’s common stock based upon information furnished by Continental Stock Transfer & Trust Company, New York, New York, the Company’s transfer agent. The number of holders of record does not reflect the number of beneficial holders, which are in excess of 800, of Teletouch’s common stock for whom shares and warrants are held by banks, brokerage firms and other entities.

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

Overview

For over 40 years, Teletouch has offered a comprehensive suite of telecommunications products and services under the Teletouch, AT&T® and T-Mobile® brands, including cellular, two-way radio, GPS-telemetry, wireless messaging and public safety/emergency response products and services. Teletouch operates approximately 25 retail stores and service locations in Texas and Oklahoma. Locations include both “Teletouch” and “Hawk Electronics” branded in-line, kiosk and free-standing stores. Teletouch’s core-business is acquiring, billing and supporting cellular subscribers under a long-term recurring revenue relationship with AT&T. The distribution agreements with AT&T have been in place for approximately 22 years. Through its subsidiary, Progressive Concepts Inc., (“PCI”), the Company is a leading provider of AT&T cellular services (voice, data and entertainment), as well as other mobile, portable and personal electronics products and services to individuals, businesses and government agencies. PCI operates a chain of retail stores and sells under the “Hawk Electronics” brand, through Hawk-branded sub-agents, its own direct sales force and Internet. As a master distributor for AT&T, the Company controls the entire customer relationship, including initiating and maintaining the cellular service agreements, rating the cellular plans, providing complete customer care, underwriting new account acquisitions and providing multi-service billing, collections and account maintenance. PCI also operates a national wholesale distribution business, known as PCI Wholesale that serves smaller cellular and automotive retailers, car dealers and rural cellular carriers throughout the country. Teletouch’s original business continues to provide two-way radio products and services on its own network in North and East Texas. Starting in April this year, Teletouch entered into an Exclusive Retailer Agreement with T-Mobile USA, Inc., the second largest GSM-network-based U.S. wireless carrier, a division of Deutsche Telekom AG, and the third largest wireless carrier provider in the world (just behind the two largest China-based carriers). The three-year agreement provides for Teletouch to open, operate and manage high-volume mall locations, with the Company’s first five new locations opening in major markets in Oklahoma. In late 2007, Teletouch began selling safety and emergency response vehicle products and services under the brand Teletouch EVP (“Emergency Vehicle Products”). The EVP business is a complementary offering to the Company’s existing two-way radio business, and through 2009, the Company has continued to expand its product lines to include light bars, sirens and other accessories used in or on emergency response vehicles through a number of distribution agreements with manufacturers of these products. Teletouch also holds an equity stake in Mobui Corporation, a Redmond, Washington based mobile applications developer and provider.

Results of Operations for the fiscal years ended May 31, 2009 and 2008

Operating revenues are primarily generated from the Company’s cellular, wholesale and two-way radio operations and are comprised of a mix of service, rent and maintenance revenues as well as product revenues. Service, rent and maintenance revenues are generated primarily from the Company’s cellular and two-way radio operations. Within the cellular operations, the primary service revenues are generated by PCI from the sale of recurring cellular subscription services under several master distributor agreements with AT&T. Within the two-way radio operations, service revenues are generated by the sale of subscription radio services on the Company’s owned radio network as well as from the sale of maintenance services on customer owned radio equipment. The Company generates other service revenues from some of its ancillary and smaller operations, including the car dealer expediter operations.

The majority of the Company’s product sales are generated by PCI’s wholesale operations and are comprised of cellular telephones, cellular accessories and 12-volt mobile electronics, which are sold to smaller dealers and carriers throughout the United States. Within the cellular operations of the Company, product sales are comprised primarily of cellular telephones and accessories sold through PCI’s retail stores, outside salespeople and agents to generate recurring cellular subscription revenues. The two-way radio operations’ products are comprised of radios and service parts for radio communication systems and safety and emergency response vehicle products.

Service, rent and maintenance revenues and related costs are recognized during the period in which the service is rendered. Associated acquisition costs are expensed as incurred. Product sales revenue is recognized when delivery occurs, the customer takes title and assumes risk of loss, terms are fixed and determinable and collectibility is reasonably assured. The Company does not generally grant rights of return. However, PCI offers customers a 30 day return/exchange program for new cellular subscribers in order to match programs in place by most of the other cellular carriers. During the 30 days, a customer may return all cellular equipment and cancel service with no penalty. Reserves for returns, price discounts and rebates are estimated using historical averages, open return requests, recent product sell-through activity and market conditions. No reserves have been recorded for the 30 day cellular return program since only a very small number of customers utilize this return program and many fail to meet all of the requirements of the program, which include returning the phone equipment in new condition with no visible damage.

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

•	Costs of the Company’s retail stores including personnel, rents and utilities.

Cost of products sold consists of the net book value of items sold from the Company’s operating segments, which are cellular telephones, accessories, two-way radio, safety and emergency response products and 12-volt mobile electronics and their related accessories as well as the expenses and write-downs of equipment and accessory inventory for shrinkage and obsolescence. We recognize cost of products sold, other than costs related to write-downs of equipment and accessory inventory for shrinkage and obsolescence, when title passes to the customer. In PCI’s wholesale operations, products and accessories are sold to customers at pricing above PCI’s cost. However, PCI will generally sell cellular telephones below cost to new and existing cellular service subscribers as an inducement to customers to agree to one-year and two-year subscription contracts, to upgrade service and extend existing subscription contracts or in connection with other promotions. The resulting equipment subsidy to the majority of PCI’s cellular customers is consistent with the cellular industry and is treated as an acquisition cost of the related recurring cellular subscription revenues. This acquisition cost is expensed by the Company when the cellular equipment is sold with the expectation that the subsidy will be recovered through margins on the cellular subscription revenues over the contract term with the customer.

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

Service, Rent and Maintenance Revenue for fiscal years ended May 31, 2009 and 2008

The service, rent and maintenance revenues shown below have been grouped and are discussed by the Company’s reportable operating segments as defined under GAAP. The other category includes the service revenues generated by the remaining operations of the Company that individually do not meet the quantitative requirements for reporting separately under GAAP, including car dealer installation, satellite television and dial-up Internet services.

(dollars in thousands)	Year Ended May 31,				2009 vs 2008
	2009	% of Oper Rev	2008	% of Oper Rev	$ Change	% Change
Service, rent, and maintenance revenue
Cellular operations
Gross cellular subscription billings	$59,503		$62,759		$(3,256)	-5%
Net revenue adjustment (revenue share due AT&T)	(34,150)		(36,274)		2,124	-6%

Net revenue reported from cellular subscription billings	25,353	55%	26,485	49%	(1,132)	-4%
Other service revenue	—	0%	159	0%	(159)	-100%

Cellular operations total service revenues:	25,353	55%	26,644	49%	(1,291)	-5%
Two-way radio operations	1,652	4%	1,817	3%	(165)	-9%
Other operations	205	0%	441	1%	(236)	-54%

Service, rent and maintenance revenue	$27,210	59%	$28,902	53%	$(1,692)	-6%

Total operating revenues	$45,857		$54,523		$(8,666)	-16%

Gross cellular subscription billings are measured as the total recurring monthly cellular service charges invoiced to PCI’s wireless subscribers for which a fixed percentage of the dollars invoiced are retained by PCI as compensation for the services it provides to these subscribers and for which PCI takes full (100%) accounts receivable risk before deducting certain revenue sharing amounts that are payable to AT&T under PCI’s master distributor agreements with AT&T. The Company uses the calculation of gross cellular subscription billings to measure the overall growth of its cellular business and to project its future cash receipts from the subscriber base.

Service, Rent and Maintenance Revenue Discussion for fiscal years ended May 31, 2009 and 2008

The 5% decrease in the cellular operations gross cellular subscriptions billings resulted primarily from a decrease in the Company’s cellular subscribers. The Company had 72,523 subscribers as of May 31, 2009 compared to 78,870 subscribers as of May 31, 2008. Gross cellular subscriber access charges decreased by approximately $2,900,000 in fiscal year 2009 compared to fiscal year 2008. The Company experienced decreases in gross billings for peak time charges of $465,000, roamer and toll charges of $1,382,000, and assessment charges of $947,000 in fiscal year 2009 compared to fiscal year 2008. The decrease in the cellular operations revenues are partially offset by an increase in billings related to data charges. In fiscal year 2009, the Company continued to experience a transition in the equipment purchases from its customer base from the standard mobile units to an increase in purchases of Personal Data Assistants (“PDA’s”). The continued migration of PCI’s subscribers to PDA type devices resulted in additional wireless data charges as customers gain the ability to surf the Internet and manage e-mail on these higher-end mobile communication devices. Billings related to data charges increased by approximately $2,565,000 during fiscal year 2009 compared to fiscal year 2008.

The planned 100% decrease in other service revenue from cellular operations is a direct result of centralizing and recategorizing the installation revenues from the sale of automotive audio equipment into one single business unit during the restructuring of the Company’s business units in the first quarter of fiscal year 2008.

The 9% decrease in the two-way radio operations service, rent and maintenance revenue year over year is primarily due to a planned decrease in telemetry service revenues as well as a decrease in two-way installation, repair and maintenance and radio subscription revenues. The continued decrease in the telemetry subscriber base is the primary reason for the decrease in telemetry service revenues. In fiscal year 2007, the Company decided not to actively support expanding the telemetry operations due to market competition and product development costs. The telemetry service revenues decreased by approximately $90,000 in fiscal year 2009 compared to fiscal year 2008. The decrease in the two-way service revenues is also due to a declining subscriber base from its subscription radio services in addition to lower radio repair and installation revenues. This resulted in a decrease of two-way service revenues of approximately $98,000 year over year. The decreases in revenue were offset by an increase in billings for fuel surcharges and mileage of approximately $21,000 in fiscal year 2009 compared to fiscal year 2008.

The 54% decline in service revenues from the Company’s other operations is directly related to a decrease in installation revenues due to a decline in the demand for aftermarket automotive audio equipment and accessories. In addition the Company eliminated its legacy dial-up Internet and long distance services in the later part of fiscal year 2009. Another portion of the decrease in revenues is attributable to the planned disposal of PCI’s paging operations in the first quarter of 2008.

Cost of Service, Rent and Maintenance for fiscal years ended May 31, 2009 and 2008

Cost of service, rent and maintenance expense consists of the following significant expense items:

(dollars in thousands)	Year Ended May 31,		2009 vs 2008
	2009	2008	$ Change	% Change
Cost of service, rent and maintenance
Cellular operations	$6,922	$8,150	$(1,228)	-15%
Two-way operations	1,733	1,914	(181)	-9%
Other operations	129	303	(174)	-57%

Total cost of service, rent and maintenance	$8,784	$10,367	$(1,583)	-15%

Cost of Service, Rent and Maintenance Discussion for fiscal years ended May 31, 2009 and May 31, 2008

The 15% decrease in cost of service, rent and maintenance related to the Company’s cellular operations is related to the corresponding decrease in cellular service roamer revenue as well as a decrease in custom feature costs due to the Company changing service providers for the roadside assistance program. The decrease is also related to a reduction in personnel costs due to the restructuring of the Company’s business units in the first quarter of fiscal year 2008. The cellular customer service department had 60 employees as of May 31, 2009 compared to 72 employees as of May 31, 2008.

The 9% decrease in the two-way operations service, rent and maintenance costs corresponds with the decrease in the two-way operations service, rent and maintenance revenues. Two-way network costs and third party airtime costs decreased by approximately $60,000 year over year due the declining telemetry and two-way subscriber bases. Two-way service personnel costs decreased by approximately $66,000 in fiscal year 2009 compared to fiscal year 2008 due to $18,000 of severance expenses recorded in the first quarter of fiscal year 2008 and the reclassification of certain employee personnel costs to selling and general and administrative expenses. Utilities, maintenance, and rent costs decreased by approximately $53,000 year over year primarily the result of relocating to the Grand Prairie two-way service center in the second quarter of fiscal year 2009.

The 57% decrease in cost of service, rent and maintenance from the Company’s other operations is primarily due to a continued decline in the subscriber bases for Internet services and local and long distance phone services. The Company eliminated these services to its customers in the later part of fiscal year 2009. In addition the Company’s other operations experienced a decrease in personnel expenses due to the restructuring of the Company’s business units in the first quarter of fiscal year 2008.

Sales Revenue and Cost of Products Sold for fiscal years ended May 31, 2009 and 2008

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

(dollars in thousands)	Year Ended May 31,				2009 vs 2008
	2009	% of Oper Rev	2008	% of Oper Rev	$ Change	% Change
Product Sales Revenue
Cellular operations	$7,002	15%	$7,655	14%	$(653)	-9%
Wholesale operations	8,655	19%	13,440	25%	(4,785)	-36%
Two-way radio operations	2,559	6%	2,547	5%	12	0%
Other operations	431	1%	1,979	3%	(1,548)	-78%

Total product sales revenue	18,647	41%	25,621	47%	(6,974)	-27%

Cost of products sold
Cellular operations	7,561		7,626		(65)	-1%
Wholesale operations	7,545		11,911		(4,366)	-37%
Two-way radio operations	1,922		1,865		57	3%
Other operations	304		1,429		(1,125)	-79%

Cost of products sold	$17,332		$22,831		$(5,499)	-24%

Total operating revenues	$45,857		$54,523		$(8,666)	-16%

Sales Revenue and Cost of Products Sold Discussion for fiscal years ended May 31, 2009 and May 31, 2008

Product sales revenue: The 9% decline in product sales from cellular operations is primarily due to a decline in the average selling price of each activated phone and the corresponding sales of cellular phone accessories. As the handset mix has progressively moved towards smart-phones and PDA’s, handset subsidies have increased for these higher cost phone types. Although cellular phone activations were only slightly lower in fiscal year 2009 compared to fiscal year 2008, many of the new activations were sold at correspondingly higher net negative margins in exchange for customer activations and associated service revenues in a saturated cellular phone market. As part of the overall customer acquisition, these costs are expensed rather than capitalized, as is common to this industry. Cellular phone activations were approximately 11,700 and 12,000 in fiscal years 2009 and 2008, respectively.

The 36% decrease in product sales related to the Company’s wholesale operations is attributable to fewer cellular handsets, cellular accessories and car audio equipment sales due to increased market competition and lower demand for aftermarket car audio equipment in reaction to the macro-economic issues experienced in the United States in 2009. The decrease in the number of smaller electronic equipment retailers able to survive during this recession heavily contributed to the decline in the wholesale operations product revenue year over year. Sales of cellular and car audio equipment decreased by $3,600,000 and $1,100,000, respectively in fiscal year 2009 compared to fiscal year 2008 for a total negative revenue impact year over year of approximately $4,700,000.

The 78% decrease in product sales related to the Company’s other operations in fiscal year 2009 compared to fiscal year 2008 is due in part to the planned business unit reductions and to a more universal decreased demand in aftermarket automotive products as well as audio and video products, due to the state of the U.S economy. In addition the Company’s more localized car dealer operations experienced a planned interruption in its business during fiscal year 2009 due to the relocation of the business to Irving in the second quarter of fiscal year 2009, realizing significant cost savings from reduced rent and related personnel costs.

Cost of products sold: The 24% decrease in total cost of products sold is due primarily to the overall decrease in product sales revenues from the Company’s cellular and other operating segments. The 1% decline in cellular operations cost of products sold compared to the 9% decline in the cellular operations revenue demonstrates the increased market competition in the cellular industry and shift in equipment sales to higher-end PDA devices with higher subsidies required to match pricing offered by AT&T and the other competing cellular carriers. The majority of all phone sales from the cellular operations are sold at a negative margin in exchange for the customer’s subscription to an AT&T cellular service plan. The 3% increase in two-way cost of products year over year is attributable to an increase in two-way radio and parts and EVP parts obsolescence adjustments.

Selling and General and Administrative Expenses for fiscal years ended May 31, 2009 and 2008

Selling and general and administrative expenses consist of the following significant expense items:

(dollars in thousands)	Year Ended May 31,		2009 vs 2008
	2009	2008	$ Change	% Change
Selling and general and administrative expenses
Salaries and other personnel expenses	$11,267	$12,958	$(1,691)	-13%
Office expense	1,969	2,106	(137)	-7%
Advertising expense	727	1,275	(548)	-43%
Professional fees	1,817	1,691	126	7%
Taxes and licenses fees	244	194	50	26%
Stock-based compensation expense	223	110	113	103%
Other expenses	1,429	2,343	(914)	-39%

Total selling, general, and administrative expenses	$17,676	$20,677	$(3,001)	-15%

Selling and General and Administrative Expenses Discussion for fiscal years ended May 31, 2009 and May 31, 2008

The 13% decrease in salaries and other personnel expenses is attributable to the restructuring of the Company’s business units in first quarter of fiscal year 2008. The Company recorded $38,000 in severance expenses in fiscal year 2009 compared to $346,000 in severance expenses in fiscal year 2008. In addition commissions and salaries and wages decreased by approximately $668,000 and $649,000, respectively year over year. A portion of the decrease in commission expense is due to the Company’s overall decrease in product sales. The decrease in employee insurance expense also contributed to the decrease in salaries and personnel expenses year over year due to the Company changing from a self-insured employee health insurance policy to a fully insured employee health insurance plan with a new provider in January 2009.

The 7% decrease in office expense is primarily due to the reductions in lease expenses. During fiscal year 2009, the Company relocated its car dealer expediter operations and downsized certain Hawk Electronic stores, resulting in lower lease expense of approximately $233,000 as compared to fiscal year 2008. The decreases are partially offset by increased lease costs associated with opening five new T-Mobile locations in Oklahoma. The lease costs associated with the T-Mobile locations were approximately $87,000 in fiscal year 2009.

A 43% decrease in advertising expense is the direct result of the Company’s shift from a print media driven marketing plan to corporate and sports franchise marketing and sponsorships, affinity group and community involvement, new loyalty programs and a more robust online advertising marketing plan. Expenses related to print media marketing costs decreased by approximately $330,000 in fiscal year 2009 compared to fiscal year 2008. In addition the Company had approximately $70,000 in expenses related to a marketing public relations firm in fiscal year 2008 with no similar expenses in fiscal year 2009. Expenses related to television advertising and other promotional activity decreased by approximately $50,000 and $97,000, respectively in fiscal year 2009 compared to fiscal year 2008.

The 7% increase in professional fees is primarily due to an increase in legal fees of approximately $237,000, primarily driven by the legal costs associated with defending the Company against an alleged infringement on the Hawk Electronics trade name, the Company’s investment in Mobui Inc., a privately held Redmond, Washington based cellular technology company and the Company’s efforts to collect on a promissory note issued by Air-bank, Inc. These extraordinary events, in conjunction with some prior financing agreement review and drafting requirements, significantly contributed to the increase in legal fees year over year. In addition the Company recorded approximately $135,000 in consulting fees related to the financial reporting rules under Section 404 of the Sarbanes-Oxley Act of 2002.

The 26% increase in taxes and license fees is primarily attributable to taxes recorded in fiscal year 2009 related to the result of a Texas sales and use tax audit of Teletouch’s fiscal years 2005 through 2008. As a result of the audit that was completed in the fourth quarter of fiscal year 2009, the Company recorded expenses of approximately $34,000, with no similar occurring expenses in fiscal year 2008.

The 103% increase in stock-based compensation expense is due to a contractual increase in stock options granted to the Company’s executive management. During the first quarter of fiscal year 2009, the Company granted an additional 2,398,156 in stock options, which contributed to the increase in expense.

The 39% decrease in other expenses is attributable to lower travel expenses in fiscal year 2009 compared to fiscal year 2008, primarily as a result of the Company’s restructuring its business units in August 2007 and improved cost controls. The Company recorded travel expenses of approximately $299,000 and $447,000 in fiscal years 2009 and 2008, respectively. Business insurance expense also contributed to the decrease in other costs as a result of the Company’s combining policies that were previously carried by PCI and Teletouch separately. Business insurance expense was approximately $236,000 in fiscal year 2009 compared to approximately $384,000 in fiscal year 2008. In addition the decrease in other expenses is attributable to debt extension fees paid in fiscal year 2008 related to extending the maturity date of Teletouch’s parent company’s senior debt. The Company recorded expenses related to these debt extension fees of approximately $206,000 in fiscal year 2008 with no similar occurring expenses in fiscal year 2009.

Other Operating Expenses (Income) for fiscal years ended May 31, 2009 and 2008

(dollars in thousands)	Year Ended May 31,		2009 vs 2008
	2009	2008	$ Change	% Change
Other Operating Expenses (Income)
Depreciation and amortization	$1,406	$1,524	$(118)	-8%
Gain on forgiveness of trade payable obligation	—	(3,824)	3,824	100%
Gain on disposal of assets	(13)	(36)	23	-64%

Total other operating expenses (income)	$1,393	$(2,336)	$3,729	-160%

Depreciation and amortization: Depreciation and amortization expenses as reported are comprised of the following:

(dollars in thousands)	Year Ended May 31,		2009 vs 2008
	2009	2008	$ Change	% Change
Other Operating Expenses
Depreciation	$484	$646	$(162)	-25%
Amortization	922	878	44	5%

Total other operating expenses	$1,406	$1,524	$(118)	-8%

The 8% decrease in depreciation and amortization expenses for fiscal year 2009 compared to fiscal year 2008 is attributable to the Company’s minimal purchases of fixed assets for its corporate offices and retail locations as well as a reduction in capital expenditures related to the two-way network infrastructure. In addition the age of certain existing capital assets also contributed to the decrease in depreciation expense in fiscal year 2009 compared to fiscal year 2008. The decrease in depreciation expense is partially offset by an increase in amortization expense related to loan origination costs associated with obtaining the revolving credit facility with Thermo Credit, LLC in April 2008.

Gain on forgiveness of trade payable obligation: On June 1, 2007, the Company entered into a Compromise Settlement and Release Agreement (the “Settlement”) with New Cingular Wireless PCS, LLC (successor in interest to Southwestern Bell Wireless Inc.) as General Partner of the Houston Cellular Telephone Company L.P., successor to Dallas SMSA Limited Partnership (referred to as “AT&T”). In the Settlement, the Company asserted it had incurred damages in connection with alleged actions of AT&T in connection with the Distribution Agreement between both parties effective September 1, 1999, as amended by the Amendment to Distribution Agreement effective November 12, 1999 (the” Distribution Agreement”). The Company’s claims related to the recovery of amounts previously remitted and/or owed to AT&T with respect to intracompany roaming costs and/or charges. These intracompany roaming charges were assessed as the Company’s customers were traveling outside their home calling area but still remained in an area covered by cellular systems owned by AT&T. In connection with the allegation, the Company asserted claims with regard to reimbursement of amounts previously remitted and disputed the amounts owed with respect to such intracompany roaming costs and/or charges. In addition to the claims related to intracompany roaming costs and/or charges, the Company asserted claims related to various other actions, including but not limited to equipment and availability, rate plan disclosures, additional distribution, the provisions of billing and usage information, claims related to the customers billed by the Company, along with other dealings and transactions between both parties and those arising out of and in connection with the Distribution Agreement (the “Dispute”). Also in the Settlement, AT&T denied liability with respect to the Dispute.

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

As a result, the Company recognized a non-cash gain of $3,824,000 in June 2007. The material gain is recorded separately as an offset to Operating Expenses and reported on the Company’s consolidated statement of operations as “Gain on forgiveness of trade obligation” in the Company’s consolidated statements of operations.

Gain on disposal of assets: Early in fiscal year 2008, the Company held an open house for its retail and wholesale customers and vendors at its 5718 Airport Freeway warehouse. During this open house, a number of unused retail displays for audio and video equipment were sold resulting in the gain on disposal of assets. There were no similar occurring transactions in fiscal year 2009.

Other Expenses for fiscal years ended May 31, 2009 and 2008

(dollars in thousands)	Year Ended May 31,		2009 vs 2008
	2009	2008	$ Change	% Change
Other Expenses
Debt guarantee termination fee	$—	$(2,000)	$(2,000)	100%
Interest expense, net	(2,330)	(3,895)	(1,565)	-40%

Total other expenses	$2,330	$5,895	(3,565)	-60%

Debt guarantee termination fee: On May 16, 2008, Teletouch and PCI were successful in negotiating the termination of the Transaction Party Agreement (the “TPA”) with Fortress Credit Corp. (“Fortress”), PCI’s former senior lender, for a $2,000,000 payment. Prior to this date, both Teletouch and PCI were bound under the terms of the TPA entered into with Fortress in August 2006 as part of the transactions resulting in PCI becoming a wholly owned subsidiary of Teletouch. Prior to Teletouch’s acquisition of PCI, Fortress, an agent for certain senior lenders to PCI, agreed to release the assets of PCI from any and all liens in exchange for (i) a $10,000,000 cash repayment of outstanding debt balance and (ii) the assumption of the remaining debt by TLL Partners, LLC (“TLLP”). At that time, TLLP pledged all of its owned shares of Teletouch’s common stock as collateral against the debt. TLLP owns approximately 80% of the issued and outstanding shares of Teletouch Common Stock. In conjunction with the transactions in August 2006, Fortress also required that Teletouch and PCI enter into the TPA. Under the TPA, Teletouch and PCI were prohibited from taking certain actions or affecting certain transactions absent the prior consent of Fortress. Any default under the TPA would have triggered provisions of the TPA that would have allowed Fortress to reinstate all of the liens and security interests previously granted by PCI to Fortress (the “spring-back provisions”). The TPA, among other things, precluded Teletouch from increasing the amount of funds that could be borrowed under its debt facilities. In order to close the Thermo Agreements and to release Teletouch and PCI from the restrictions imposed under the TPA, the Company was required to make the $2,000,000 payment to Fortress. On May 16, 2008, Teletouch, PCI and Fortress executed a Waiver, Release and Termination Agreement (the “Termination Agreement”), which among other things (i) irrevocably terminated the TPA, including the spring-back provisions in connection with the acquisition-related debt dating back to the 2006 restructuring, (ii) waived any event of default or breach by PCI or Teletouch under the TPA and (iii) permanently eliminated the consent rights conveyed to Fortress relating to transactions at Teletouch or PCI. The TPA did not contain any early termination penalties. As a result of the termination of the TPA, Teletouch is not required to seek consent from Fortress for any future transactions. Furthermore, because the Termination Agreement removed the spring-back provisions, Teletouch removed the liability represented by the debt owed by Teletouch’s parent to Fortress from its financial statements as of May 16, 2008. The Termination Agreement contained mutual releases and other provisions customary for agreements of this nature. This assumption of debt is accounted for on the balance sheet as a contribution of capital from the parent, TLLP.

Interest Expense, Net of Interest Income for the fiscal years ended May 31, 2009 and 2008 is as follows:

(dollars in thousands)	Year Ended May 31,		2009 vs 2008
	2009	2008	$ Change	% Change
Interest Expense (Income)
Senior debt	$—	$1,661	$(1,661)	-100%
Thermo factoring debt	1,427	1,940	(513)	-26%
Mortgage debt	184	276	(92)	-33%
Thermo revolving credit facility	592	26	566	100%
Common stock purchase warrants	163	—	163	100%
Other	(36)	(8)	(28)	350%

Total interest expense	$2,330	$3,895	$(1,565)

Interest expense recorded for all periods presented is a combination of cash interest and non-cash payable in-kind interest, primarily related to the Company’s debt facilities with Thermo Credit, LLC (“Thermo”) and the prior senior debt of PCI with Fortress Credit Corp. (“Fortress”). In August 2006, PCI paid $10,000,000 of its $18,700,000 senior debt payable to Fortress Credit Corp. and was conditionally released from the balance of this debt, and its assets were conditionally released from all related liens. The remaining $8,700,000 payable to Fortress was assumed by TLLP, the parent company of Teletouch, with the common stock of Teletouch owned by TLLP pledged as collateral against the senior debt. Concurrent with the assumption of the senior debt by TLLP, PCI, Teletouch and Fortress entered into a Transaction Party Agreement (“TPA”), which provided Fortress with certain control over the ongoing operations of Teletouch and PCI as well as provided for the contingent re-instatement of the liens on PCI assets if certain conditions were not maintained by either Teletouch or PCI. Because of the conditional nature of the release, the debt payable to Fortress continued to be presented as an obligation of the Company subsequent to August 2006 and the related interest expense recorded even though TLLP assumed responsibility for all future cash payments on the senior debt in August 2006. In May 2008, the Company was successful in negotiating a full release from the TPA and removed the Fortress debt obligation from its financials as of that date.

In order to raise sufficient cash to make the $10,000,000 payment to Fortress, PCI entered into a new factoring facility with Thermo, secured by PCI’s accounts receivable, which provided up to approximately $10,000,000 of available advances against PCI’s accounts receivable (the “Thermo Factoring Debt”). On August 11, 2006 approximately $6,200,000 was advanced to PCI under the factoring facility, which was primarily used to make the required payment to Fortress. The discount fees on each of the advances made by Thermo are recorded as interest expense on the Company’s consolidated statement of operations.

As a result of the above transactions, PCI recorded non-cash interest expense of $1,661,000 in fiscal year 2008 with no similar non-cash interest expense transactions occurring in fiscal year 2009.

The Company recorded less interest expense in fiscal year 2009 compared to fiscal year 2008 due to lower discount fees incurred on the factoring debt facility with Thermo due to decreased borrowing capability which is a result of decreased cellular billings and equipment sales from the Company’s wholesale segment resulting in lower levels of accounts receivable in 2009. However, the Company began recording monthly cash interest expense in the first quarter of fiscal year 2009 related to the Warrant Redemption Payment Agreements, which were negotiated in May 2008 with each of the 12 holders of the GM Warrants (see Note 8 – “Long-Term Debt” for additional information). The Company also began recording monthly cash interest expense associated with the revolving credit facility, which was executed with Thermo in April 2008.

Income Tax Provision (Benefit) for the fiscal years ended May 31, 2009 and 2008

In the two fiscal years presented, the combined operations of the Company did not generate a federal tax liability. In the fiscal years ended May 31, 2009 and 2008, the Company recorded $264,000 and $164,000 in state tax expenses, respectively. The state tax expense relates primarily to the Texas margin tax, which was initially implemented by the state effective January 1, 2008. The margin tax is calculated by using the Company’s gross receipts from business conducted in Texas each fiscal year less a cost of goods sold deduction. The margin tax is due and payable to the state each year in May.

Net Loss

Teletouch’s net loss for the fiscal years ended May 31, 2009 and 2008 is as follows:

(dollars in thousands)	Year Ended May 31,		2009 vs 2008
	2009	2008	$ Change	% Change
Net loss	$(1,922)	$(3,075)	$1,153	-37%

The $1,153,000 decrease in net loss for fiscal year 2009 compared to fiscal year 2008 is primarily attributable to the Company’s continuing efforts to reduce selling and general and administrative costs. The Company’s initial effort to reduce these costs began with the restructuring of its business units in the first quarter of fiscal year 2008. Throughout fiscal year 2008 and continuing into fiscal year 2009, the Company analyzed its monthly overhead expenses and began to reduce excess costs in all of its business units. The result was a decrease in selling and general and administrative costs by approximately $3,000,000 year over year. In addition the Company’s interest expense was reduced by approximately $1,600,000 in fiscal year 2009 compared to fiscal year 2008, which was primarily the result of the Company being fully released from the TPA with Fortress in May 2008. Subsequent to the release from the TPA, the Company removed the contingent Fortress debt obligation from its books and ceased recording any interest expense related to this obligation. Also contributing to the decrease in the net loss year over year was the $2,000,000 debt termination fee the Company paid to Fortress in May 2008 to be fully released from the TPA. The total decrease in expenses in fiscal year 2009 are partially offset as compared to fiscal year 2008 by the Company recording a $3,824,000 gain on the forgiveness of a trade payable obligation (a contra operating expense in fiscal year 2008) related to the billing of erroneous intracompany roaming charges by AT&T in fiscal year 2008. On June 1, 2007, the Company entered into a settlement agreement with AT&T where all claims against the Company related to the recovery of amounts previously remitted and/or owed to AT&T with respect to intracompany roaming costs and/or charges were forgiven. These intracompany roaming charges were assessed as the Company’s customers traveled outside their home calling area but still remained in an area covered by cellular systems owned by AT&T. Another offset to the decrease in the net loss year over year, is related to the decrease in gross margins on cellular product sales in fiscal year 2009 compared to fiscal year 2008. Due to the increased market competition in the cellular industry and a shift in equipment sales to higher-end PDA devices, higher equipment subsidies were required of the Company to match pricing offered by AT&T and the other competing cellular carriers. The majority of all phone sales from the cellular operations are sold at a negative margin in exchange for the customer’s subscription to an AT&T cellular service plan.

FINANCIAL CONDITION

(dollars in thousands)	Year Ended May 31,		2009 vs 2008
	2009	2008	$ Change	% Change
Cash provided by (used in) operating activities	$4,217	$(6,246)	$10,463	168%
Cash used in investing activities	(564)	(212)	(352)	-166%
Cash provided by (used in) financing activities	(3,740)	3,363	(7,103)	-211%

Net decrease in cash	$(87)	$(3,095)	$3,008

Operating Activities

Teletouch’s cash balance was approximately $4,642,000 at May 31, 2009 as compared to $4,729,000 at May 31, 2008.

The increase in cash provided by operations during fiscal year 2009 as compared to fiscal year 2008 is primarily attributable to a reduction in net loss for fiscal year 2009 compared to fiscal year 2008 combined with a decrease in the accounts receivable and an increase in the accounts payable balances. The Company recorded a net loss of $1,922,000 in fiscal year 2009 compared to a net loss of $3,075,000 in fiscal year 2008. The reduction in net loss provided an additional $1,153,000 in cash for the Company in fiscal year 2009 compared to fiscal year 2008. During fiscal year 2009, the Company reduced its outstanding accounts receivable balances by approximately $2,300,000. The change in the accounts receivable balances is primarily attributable to the Company restricting the extension of credit to customers during fiscal year 2009 due to the current year economic conditions in the United States. The decrease in sales from the Company’s wholesale operations year over year also contributed to the change in the Company’s accounts receivable balances. In addition the Company increased its accounts payable and accrued liabilities account balances by $1,200,000 year over year. During the first quarter of fiscal year 2008, the Company recognized a $3,824,000 non-cash gain on forgiveness of a trade payable obligation to AT&T related to disputed intracompany roaming costs and/or charges by AT&T due to a settlement agreement, which was executed between the Company and AT&T in June 2007. The agreement settled all claims against the Company related to the recovery of amounts previously remitted and/or owed to AT&T with respect to intracompany roaming costs and/or charges. The Company continued to accrue for the intracompany roaming costs billed by AT&T and recognized the related expense but delayed the payment of these accrued balances and certain other accounts payable due to AT&T until final resolution of the dispute. As part of the settlement with AT&T in June 2007, the Company was required to pay $4,661,000 of its past due accounts payable in June 2007 to settle outstanding payables owed to AT&T. There was no similar transaction related to the AT&T settlement in fiscal year 2009.

Investing Activities

The increase in cash used by investing activities during fiscal year 2009 compared to fiscal year 2008 is due to the issuance of a $415,000 promissory note to Mobui Corporation in exchange for an equity position in the mobile applications development and content delivery company. In addition the Company issued two different promissory notes in fiscal year 2009 totaling approximately $38,000 to former and current cellular agents of the Company for unpaid equipment purchases (see Note 4 – “Cellular Agent Notes” for additional information on the notes). The extensions of cash were partially offset by $100,000 received from the redemption of a certificate of deposit in fiscal year 2009.

Financing Activities

The decrease in cash provided by financing activities for fiscal year 2009 compared to fiscal year 2008 is primarily due to $3,990,000 in debt payments. During fiscal year 2009, the Company paid out $1,800,000 to the 12 holders of the GM Warrants in accordance with the Warrant Redemption Payment Agreements executed with each of the holders in May 2008. In addition the Company received less funding from its factoring debt facility with Thermo in fiscal year 2009 compared to fiscal year 2008, primarily the result of a decrease in cellular billings as well as a decline in car audio and cellular equipment sales from the Company’s wholesale segment. The monthly principal payments made on the revolving credit facility with Thermo also contributed to the decrease in cash provided by financing activities. In accordance with the revolving credit facility agreement, which was executed in April 2008, the Company is required to make monthly interest payments based upon the average unpaid balance outstanding at the end of each month commencing on May 31, 2008. Beginning in November 2008, the Company was also required to pay a monthly principal payment based upon a step-down method in addition to the monthly interest payments. The decreases in cash provided by financing activities are offset by proceeds of $250,000 the Company received in August 2008 from its revolving credit facility with Thermo. This additional funding was used primarily as an investment in Mobui.

Current Position/Future Requirements

Most of the Company’s efforts from August 2006 through 2008 were focused on the integration issues related to the acquisition of PCI as well as on securing financing to complete one or more acquisitions to provide revenue growth for the Company. PCI had historically been a privately held company and there were many challenges related to migrating the systems and processes of PCI to those required of a public company. Following the acquisition of PCI, the Company struggled to complete the required audits because of the condition of the financial records of PCI. Because of the delays in completing these audits, the Company was unable to maintain current standing with its regulatory reporting requirements and was delisted from the American Stock Exchange in January 2007 and its stock began trading on the OTC Pink Sheets. The efforts through 2009 to rebuild the financial systems at PCI in order to complete the required audits required significant internal resources as well as resulted in significant cash expenses for audit and other professional services. Following the filing of this Report, the Company is still delinquent in filing its fiscal 2007 and fiscal 2008 Quarterly Reports on Form 10-Q but has filed all of its Annual Reports on Form 10-K covering these periods. The Company requested relief from the SEC for its fiscal 2007 Quarterly Reports on Form 10-Q and was granted the relief on August 19, 2009. The Company believes that it will be current on all of its required financial reports by December 2009. To date, the Company’s inability to file the required financials has hindered the Company’s ability to secure additional financing to grow the business or complete any of the acquisitions it has identified. Upon completing and filing all of its delinquent financial reports, the Company is hopeful that it will be able to secure the necessary financing to complete one or more of these acquisitions in 2010. There is no assurance that any of the acquisitions will be concluded or that the Company will be able to complete and file all of its delinquent financial reports.

With the financial reporting issues and integration issues starting to resolve, the Company turned its focus to improving profitability at PCI during 2008 and continuing through 2009. For 2009, the Company has continued to manage its expenses and is reporting a net loss of approximately $1,900,000 which is an approximate $5,000,000 improvement over 2008 after excluding the approximate $3,800,000 one time non-cash gain on the settlement with AT&T from the 2008 results. The 2009 results were achieved through a combination of expense reductions and margin improvement initiatives which were successful in spite of the loss of approximately $8,700,000 in revenues as compared to 2008. The primary loss of revenue in 2009 was experienced in the wholesale distribution business of PCI as a result of macro-economic conditions experienced in 2009. The Company continues to evaluate new electronic products to introduce in its retail business and website outlets that could be marketed to its existing customer base. PCI’s nearly 73,000 cellular subscribers are comprised of individuals and businesses of higher than average credit worthiness due to PCI’s stringent credit standards, and the Company continues to believe there are opportunities to grow revenues with these subscribers in addition to the cellular revenues. The Company has also been focusing on PCI’s wholesale distribution business in light of the 2009 economic downturn to consider which product lines are sustainable and which new products need to be added to the sales mix. In spite of the significant loss of revenues in this business unit in 2009, the Company was aggressive at managing pricing and the related margins as well as the direct costs of this business unit and was able to maintain only a small increase to the losses from this business unit.

The core business of Teletouch is providing cellular services to customers through PCI’s distribution agreements with AT&T and for 2010 the Company does not expect a material change to this business. As discussed further below under the “Cellular Services” discussion, the primary distribution agreements with AT&T covering the Dallas/Fort Worth and San Antonio, Texas markets expires at the end of August 2009 (the “DFW and San Antonio Agreements”), with certain service provisions and other revenue-generating obligations continuing for many years thereafter. However, in September 2009, absent a new agreement being reached with AT&T or an extension of the current agreements, the Company will no longer be exclusive to AT&T in the Dallas/Fort Worth or San Antonio markets which means that the Company has the opportunity to offset the losses of AT&T subscribers with sales under other cellular carrier arrangements. Because of the potential change in the Company’s cellular services business, the Company has been aggressively working to develop its other business units as well as evaluating its alternatives to maintain the recurring revenues generated by its current cellular subscriber base. The Company has begun to expand its cellular carrier relationships beyond AT&T by entering into a distribution agreement with T-Mobile USA, Inc. (“T-Mobile”). The Company is also currently in discussions with other top cellular carriers to facilitate its efforts to expand its cellular operations both in and outside of its current markets.

Since the August 2006 acquisition of PCI, many personnel and process changes have been completed to allow for and promote organic growth in its current business units. In order to realize this organic growth, the Company has added additional sales personnel and locations, increased its Internet marketing activities and enhanced its systems and processes to allow for the timely integration of new product lines and has begun to realize returns on these investments during 2009. For 2010, the Company will continue its efforts to grow the business with a focus on maintaining stability in its cellular subscriber base while continuing to manage expenses to generate sufficient cash to invest in new revenue initiatives.

Beginning with the year ending May 31, 2008, the Company’s management was required to internally assess and report on its internal controls over financial reporting under the rules of Section 404 of the Sarbanes-Oxley Act of 2002. In June 2008, the SEC granted an extension for non-accelerated companies, including Teletouch, to file an attestation report of their independent auditors on the internal controls over financial reporting. Under this latest extension, Teletouch will have to provide the auditor’s report on its internal controls for its year ended May 31, 2010. Based on the enhancements made to the internal control processes since 2008, the Company does not expect significant challenges or expense in going through the external audit of its internal controls in the coming year.

Cellular Business

Since 1987, Teletouch’s subsidiary PCI has had one or more Master Distributor agreement(s) with AT&T relating to specific markets in Texas and Arkansas. All of PCI’s retail establishments operate under the brand name of “Hawk Electronics” and are located in the state of Texas. As of the date of this Report, the Company now operates 15 Hawk Electronics retail locations. 13 of the retail locations are in the Dallas/Fort Worth area and two are located in San Antonio. Under these agreements, PCI’s core business has been acquiring, billing, and supporting cellular subscribers. PCI also has business and government sales provided by a direct sales group operating throughout all of PCI’s markets. PCI controls the entire customer relationship, including initiating and maintaining the cellular service agreements, rating the cellular plans, providing complete customer care, underwriting new account acquisitions and providing multi-service billing, collections, and account maintenance.

The primary distribution agreements with AT&T covering the Dallas/Fort Worth and San Antonio, Texas markets expire at the end of August 2009 (the “DFW and San Antonio Agreements”), with certain service provisions and other revenue-generating obligations continuing for many years thereafter. The Company has been notified that the DFW and San Antonio Agreements will not be renewed in their current form by AT&T and is currently in discussions with AT&T to negotiate new distribution agreements for these markets. In addition to these agreements, the Company has four additional distribution and agency agreements with AT&T covering the East Texas; Austin, Texas; Houston, Texas and Arkansas markets with various expiration dates extending through October 2012. Upon expiration of the DFW and San Antonio Agreements, the Company will be allowed, under the terms of its contracts, to continue to provide services to its existing subscribers in these markets until these subscribers terminate service with the Company. As a result, the Company could experience accelerated reductions in its AT&T cellular service revenues beginning in September 2009, due to its potential inability to replace customers that disconnect service in the normal course of business. However, of significant benefit to the Company, starting September 1, 2009, absent a new agreement being reached with AT&T or an extension of the current agreements, the Company will no longer be exclusive to AT&T in the Dallas/Fort Worth or San Antonio markets which means the Company has the opportunity to offset the losses of AT&T subscribers with new sales under other cellular carrier arrangements.

Furthermore, the challenges posed by ongoing cellular customer migration to the iPhone, have caused a decline in AT&T-related gross cellular subscription billing revenues. Since the launch of the iPhone in June of 2007, the Company has experienced higher than historical AT&T-induced subscriber attrition rates due to customers wanting to acquire the iPhone. The Company has been prohibited by AT&T from selling the iPhone or servicing its own subscribers desiring an iPhone, which has required any of the Company’s customers desiring an iPhone to move their Company-provided billing services to AT&T’s own billing platform. The Company believes that these restrictions on the Company and AT&T’s further requirement to make the Company’s customers change their billing services to AT&T are in violation of its agreements with AT&T, including specifically the bilateral non-solicitation provision contained in such agreements that provides for a $1,000 per Subscriber (cellular number) penalty for these actions. The Company has been in discussions with AT&T on some form of a resolution to this issue, including appropriate compensation for such AT&T generated customer attrition, but has not come to any form of resolution on the matter and may be forced to take legal action, as may be deemed necessary by the Company at some point in the future. AT&T has no direct control over when or if a subscriber or the Company terminates its service agreements with the Company, and is obligated to continue to provide services and in fact, is prohibited from directly soliciting, inducing or encouraging our customers to change billing services, with substantial penalties for violations incurred (i.e., $1,000 per instance as discussed regarding the iPhone above).

Because of the current challenges in the cellular business and the potential change in the Company’s cellular services business related to the DFW and San Antonio Agreements with AT&T, the Company has been aggressively working to develop its other business units as well as evaluating its alternatives to maintain the recurring revenues generated by its current cellular subscriber base. In January 2009, the Company entered into a new distribution agreement with T-Mobile, Inc., and in February 2009 opened five retail locations in Oklahoma selling T-Mobile branded cellular services. As of the date of this Report, the Company has closed three of the five T-Mobile retail locations in Oklahoma due to particular traffic related issues, but the Company is in discussions with T-Mobile to open additional retail locations in its previously restricted and other markets. The Company is also currently in discussions with all other top cellular carriers to facilitate its efforts to expand its cellular operations both in and outside of its current markets.

Wholesale Business

Teletouch’s subsidiary, PCI operates a wholesale distribution and trading business whereby it acquires, sells and supports a variety of cellular telephones (handsets), related accessories, telemetry, car audio and car security products under numerous direct distribution agreements with manufacturers. The wholesale business is operated under the name PCI Wholesale (“PCIW”) and sells products through a network of dealers, retailers, carriers and the Internet throughout the United States. PCIW operations are conducted at the Company’s headquarters in Fort Worth, Texas, where the Company operates a 33,000 square foot warehouse, designed and equipped to provide shipment and forward/reverse logistics capability for pallet and truckload size orders to frequent and smaller quantity (“small and often”) shipments, supporting virtually any size customer.

Following the fiscal 2007 acquisition of PCI, the Company was successful during fiscal 2008 in stabilizing its many and various vendor relationships, as well as expanding the product offerings in its wholesale operations. Unfortunately, these efforts were not sufficient by themselves to overcome the general U.S. economic slowdown that started late in 2008, especially in PCIW’s automotive segments. During fiscal 2009, the macro-economic issues experienced throughout the country had a significant impact on the revenues of the wholesale business, as the smaller operators that represent the majority of the wholesale customer base were impacted severely by the recession. Further, in reaction to the economic climate, the Company was forced to tighten its credit standards for both new and existing customers, which also contributed to the decline in overall revenues. However, in spite of the roughly 36% or almost $4,800,000 decline in sales for the wholesale segment compared to 2008, the Company was successful in managing PCIW to only a $58,000 increase in its loss from operations.

During 2009, a large focus in the wholesale business was on the ongoing credit worthiness of our customers, pricing, margins and inventory turnover. The extensive re-evaluation of the wholesale business in 2009 resulted in certain sustainable operating changes to the business, including office staff reductions, new sales hiring, re-pricing of new and non-current inventory, as well as identified the necessity to grow market share and focus on more exclusive product offerings. The Company will continue to focus on expanding its distributor relationships and expand its product line with a focus on products that it can offer exclusively for wholesale distribution in 2010 and expects revenues to improve with the slowly improving economic outlook for the country.

Two-way Radio Operations

In prior years, Teletouch was able to secure several sales contracts with entities utilizing recently released Homeland Security funds from the federal government. These sales contracts significantly increased the revenues of the two-way radio business during that year. During 2006 through 2009, the availability and spending of Homeland Security funds declined, resulting in a reduction in revenues. The Company cannot predict whether these funds will continue to be made available in the future and is forecasting limited revenue growth from the core radio business over the next couple of years from this type of government funding. For 2010, the Company has secured a contract in support of the re-banding efforts being undertaken nationally to migrate public safety communications to frequencies that will not experience interference from certain radio channels operated by Nextel Communications. This project covers the East Texas market and is expected to generate up to $500,000 in revenues and profits during the next year. Teletouch’s long-term relationships and reputation with these city, county and local entities over its almost 44 year presence in East Texas has allowed the Company to procure this business to date. The Company’s management believes it will be successful in procuring more of this business as a variety of sources of government funds will be made available.

As a complement to and embedded in its two-way radio segment, the Company began selling emergency vehicle products in late 2007 under several master distributor agreements with its suppliers. The product lines include various aftermarket accessories that are added to vehicles in the public safety industry, but primarily includes light bars, sirens and computer equipment supports mounted in-vehicle. In the markets that Teletouch operates two-way radio services, many of the customers for emergency vehicle products are the same customers that it has provided two-way radio services to for many years. Because Teletouch’s two-way radio service centers are equipped with trained two-way product and service installation technicians, the Company can currently provide installation services for all of its emergency vehicle products in the East Texas and Dallas/Fort Worth, Texas markets.

Fiscal 2010 Requirements

For 2010, a part of Teletouch’s efforts will be on completing and filing all of its delinquent financial reports. Following the filing of this Report, the Company is still delinquent in filing its fiscal 2007 and fiscal 2008 Quarterly Reports on Form 10-Q but has filed all of its Annual Reports on Form 10-K covering these periods. As of the date of this Report, the Company was granted relief from the SEC for its fiscal 2007 Quarterly Reports on Form 10-Q. The Company believes that it will be current on all of its required financial reports by December 2009. The current deficiencies in the Company’s financial reporting were caused primarily by the acquisition of PCI in August 2006. Since that time its inability to file the required financials has hindered the Company’s ability to secure additional financing to grow the business. Through 2009, the Company managed closely its operating expenses and implemented several restructurings and cost saving initiatives in an effort to improve profitability, but in fiscal year 2009, it had also planned to focus more on new business development across all of its business units. The Company’s business development plans for 2009 have been hindered slightly as a result of the macro-economic issues experienced throughout the country as is evidenced by the loss of revenues. However, the Company has successfully adapted to the changes in the economic climate by tightening up its operations and managing expenses to maintain a positive operating income of $692,000 for 2009. During 2009, the Company did enter a new distribution agreement with T-Mobile to expand its cellular operations while continuing to discuss with AT&T its ongoing relationship in the Dallas/Fort Worth and San Antonio markets as discussed above. For 2010, the Company will focus on solidifying its relationship with AT&T or expanding with other cellular carriers while continuing to develop its other business units.

Since the August 2006 acquisition of PCI, many personnel and process changes have been completed to allow for and promote organic growth in its current business units. In order to realize this organic growth, the Company has added additional sales personnel and locations, increased its Internet marketing activities and enhanced its systems and processes to allow for the timely integration of new product lines and has begun to realize returns on these investments during 2009. In addition, several acquisition targets have been identified, which would be complementary to the business. Upon completing and filing all of its delinquent financial reports in 2009, the Company is hopeful that it will be able to secure the necessary financing to complete one or more of these acquisitions in 2010. There is no assurance that any of the acquisitions will be concluded or that the Company will be able to complete and file all of its delinquent financial reports.

Liquidity

As of May 31, 2009, the Company has approximately $4,600,000 cash on hand. Cash provided by operating activities improved approximately $10,500,000 from 2008 to approximately $4,200,000 for 2009 due to improved operating results and continued management of inventory levels, credit extension, accounts receivable turns and vendor payables. In 2008, a portion of the cash used in operating activities was due to a payment of approximately $4,700,000 to AT&T, specifically related to unpaid accounts payable as part of the June 2007 settlement with AT&T and a payment of $2,000,000 to a former senior lender to negotiate a full release of certain contingent obligations with no similar payment events occurring in 2009. Additionally, the Company improved its working capital deficit from approximately $9,000,000 as of May 31, 2008 to approximately $2,800,000 as of May 31, 2009 primarily through the restructuring of its debt facilities with Thermo. In August 2009, the Company was successful in negotiating a restructuring and extension of its current financing facilities with Thermo, which extends through January 2012. Under the terms of the restructuring with Thermo, the Company was able to increase its revolving credit facility from $5,250,000 to $18,000,000 and retire its factoring debt payable to Thermo, which was reported as a current obligation through the third quarter of fiscal 2009. Under the previous factoring debt obligation with Thermo, the Company was required to present the entire factoring debt as a current liability on the Company’s consolidated balance sheet in accordance with EITF 95-22 because the factoring agreement required a lockbox agreement under which customer payments on accounts are directed to a lockbox controlled by Thermo and because certain subjective acceleration rights were retained by Thermo under the agreement. As a result of the August 1, 2009 restructuring of its credit facilities with Thermo under which the factoring debt was retired through additional borrowings under an amended revolving credit facility with Thermo, the Company has reclassified approximately $7,500,000 in current obligations payable under the factoring debt facility to a long-term liability under the amended revolver as of May 31, 2009 in accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced.” Under the amended revolving credit facility, the Company will report only the required debt service payable within 12 months following each balance sheet date. As of May 31, 2009, the Company has no current obligation under the revolving credit facility since the Company’s borrowings are below the $18,000,000 commitment amount.

For 2010, the Company expects its operations to continue to improve and believes that it has sufficient cash and cash availability under its current financing facilities to meet its obligations during the upcoming 12 months. The impact of the expiration of certain distribution agreements with AT&T are not expected to have a significant negative impact on operations during 2010, and the Company has been aggressively working to prepare for any potential impact through the expansion of its relationships with other cellular carriers and the continued management of its operating expenses. During 2008 and 2009, the Company has demonstrated its ability to manage expenses to drive material results to the Company. For 2010, the Company anticipates to seek further cost reduction initiatives for selling and general and administrative expenses as it continues to maximize profitability in all its business units by closely monitoring overhead expenses. For 2010, the total debt service obligations for the Company are approximately $3,700,000. Considering the cash on hand, cash availability under the new Thermo loan facilities to fund the expansion of the business, cash generated on a monthly basis from the billable subscriber base under the continuing portion of the AT&T distribution agreements and the payment terms available for obligations owing to AT&T, the Company believes it will have sufficient cash to meet its obligations for at least the 12 months following the date of this Report.

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

In determining the adequacy of the allowance for doubtful accounts, management considers a number of factors including historical collections experience, aging of the receivable portfolio, financial condition of the customer and industry conditions. The Company considers account receivables past due when customers exceed the terms of payment granted to them by the Company. The Company writes off its fully reserved accounts receivable when it has exhausted all collection efforts which is typically 90 days following the last payment received from the customer.

Accounts receivable are presented net of an allowance for doubtful accounts of $486,000 and $480,000 at May 31, 2009 and May 31, 2008, respectively. Based on the information available to the Company, management believes the allowance for doubtful accounts as of those periods are adequate. However, actual write-offs may exceed the recorded allowance.

The Company evaluates its past due accounts that are in various stages of the Company’s collection process on a monthly basis. The Company determines which accounts are uncollectible and those balances are written-off against the Company’s allowance for doubtful accounts balance.

Reserve for Inventory Obsolescence: Inventories are stated at the lower of cost (primarily on a moving average basis), which approximates actual cost determined on a first-in, first-out (“FIFO”) basis, or fair market value and are comprised of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors, including recent sales trends, quantities on-hand, industry market conditions and economic conditions. In assessing the reserve, management also considers price protection credits or other incentives, such as volume incentive rebates the Company has received from or due from its vendors. In addition management establishes specific valuation allowances for discontinued inventory based on its prior experience liquidating this type of inventory. Through the Company’s wholesale distribution channel, it is successful in liquidating the majority of any inventory that becomes obsolete. The Company has many different electronics suppliers, all of which provide reasonable notification of model changes, which allows the Company to minimize its level of discontinued or obsolete inventory. Actual results could differ from those estimates. Inventories are stated on the Company’s consolidated balance sheet net of a reserve for obsolescence of $242,000 and $263,000 at May 31, 2009 and May 31, 2008, respectively.

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

The Company’s review of the carrying value of its tangible long-lived assets at May 31, 2009 and May 31, 2008 indicates that the carrying value of these assets will be recoverable through estimated future cash flows. Because of the sustained losses the Company has incurred during the past several years, the Company also reviewed the market value of the assets. The market value review indicates that the market value exceeds the carrying value at each period presented herein.

The most significant long-lived tangible asset owned by the Company is the Fort Worth, Texas corporate office building and the associated land. The Company has received periodic appraisals of the fair value of this property. In each instance, the appraised value appreciated and exceeded the carrying value of the property.

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

At March 1, 2009, the Company evaluated the carrying value of its goodwill associated with its two-way business and concluded that no impairment of its goodwill is required this year. The Company estimates the fair value of its two-way business using a discounted cash flow method. No changes have occurred in the two-way business during 2009 that indicated any impairment of the goodwill. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. In evaluating impairment, the Company estimates the sum of the expected future cash flows derived from such goodwill. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. A significant change in cash flows in the future could result in an additional impairment of goodwill.

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

The Company primarily generates revenues through billing services and product sales. Billing services include customer billings for cellular airtime, landline service, long distance service and Internet service. Product sales include sales of cellular telephones, accessories and car and home audio products through the Company’s retail and wholesale operations.

Revenues and related costs generated through the Company’s billing services are recognized during the period in which the service is rendered. Associated acquisition costs are expensed as incurred. Product sales revenue is recognized when delivery occurs, the customer takes title and assumes risk of loss, terms are fixed and determinable and collectibility is reasonably assured. The Company does not generally grant rights of return. However, PCI offers customers a 30 day return/exchange program for new cellular subscribers in order to match programs in place by most of the other cellular carriers. During the 30 days, a customer may return all cellular equipment and cancel service with no penalty. Reserves for returns, price discounts and rebates are estimated using historical averages, open return requests, recent product sell-through activity and market conditions. No reserves have been recorded for the 30 day cellular return program since only a very small number of customers utilize this return program and many fail to meet all of the requirements of the program, which include returning the phone equipment in new condition with no visible damage. In addition, it is typical to incur losses on the sale of the cellular phone equipment related to signing up customers under a cellular airtime contract; therefore, any reserves recorded for customer returns would be an accrual of gains via reversing the losses incurred on the original cellular phone sale transaction. The Company does not believe accruing for the potential gains would be in accordance with GAAP but rather records this gain in the period that it is actually realized.

Since 1987, the Company’s subsidiary, PCI, has held agreements with AT&T, which allowed PCI to offer cellular service and customer service to AT&T customers in exchange for certain compensation and fees. PCI is responsible for the billing and collection of cellular charges from these customers and remits a percentage of the cellular billings generated to AT&T. Based on PCI’s relationship with AT&T, the Company has evaluated its reporting of revenues associated with its services attached to the AT&T agreements.

Based on its assessment of the indicators listed in EITF 99-19, the Company has concluded that the AT&T services provided by PCI should be reported on a net basis.

Deferred revenue represents prepaid monthly service fees paid by customers.

Stock-Based Compensation: Upon adoption of SFAS 123R, “Share-Based Payments,” (“SFAS 123R”), on June 1, 2006, we began estimating the value of employee stock options on the date of grant using the Black-Scholes model. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. We calculated our expected volatility assumption required in the Black-Scholes model based on the historical volatility of our stock. As of June 1, 2006, we adopted the modified prospective transition method, and its effect is included in our consolidated financial statements for the 12 months ended May 31, 2009 and 2008. We will update these assumptions on at least an annual basis and on an interim basis if significant changes to the assumptions are warranted.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB No. 162” (“SFAS 168”). This Statement replaces FASB No. 162 to identify the sources of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The provisions of SFAS 168 are effective for the Company’s interim and annual periods after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material impact on its financial statements.

In May 2009, the FASB issued SFAS 165, “Subsequent Events” (“SFAS 165”). SFAS 165 requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, SFAS 165 requires an entity to disclose the date through which subsequent events have been evaluated. The provisions of SFAS 165 are effective for the Company on June 1, 2009 and is required to be applied prospectively. The Company does not expect the adoption of SFAS 165 to have a material impact on its financial statements.

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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company did not adopt SFAS 157 due to the issuance of FASB Staff Position (“FSP”) FAS 157-2 (described below).

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date for FASB Statement 157” (“FSP FAS 157-2”). This FSP permits the delayed application of SFAS 157 for nonfinancial assets and nonfinancial liabilities, as defined in this FSP, except for those that are recognized or disclosed at fair value in the financial statements at least annually. This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Nonfinancial assets and nonfinancial liabilities principally consist of intangible assets acquired through business combinations, long-lived assets when assessing potential impairment, and liabilities associated with restructuring activities. The Company does not expect the adoption of FSP FAS 157-2 to have a material impact on its financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS 154, “Accounting Changes and Error Corrections” (“SFAS 154”). However, the disclosure provisions in SFAS 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The Company did not have any assets or liabilities that would be recognized or disclosed on a fair value basis as of May 31, 2009.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). This FSP provides additional guidance for estimating fair value in accordance with SFAS 157 when there has been a significant decrease in market activity for a financial asset. An entity is required to base its conclusion about whether a transaction was distressed on the weight of the evidence presented. This FSP also re-affirms that the objective of fair value, when the market for an asset is not active, is the price that would be received to sell the asset in an orderly market (as opposed to a distressed or forced transaction). Additional enhanced disclosures are also required in accordance with this FSP. FSP FAS 157-4 must be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We did not have any foreign currency hedges or other derivative financial instruments as of May 31, 2009. We did not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted in the United States and are not subject to material foreign currency exchange rate risk.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item are included in this report in Part IV, Item 15 beginning on page F-1.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the design and operation of the effectiveness of our disclosure controls and procedures as of May 31, 2009, under the supervision and with the participation of our management, including the Chief Executive Officer, President-and-Chief Operating Officer and Chief Financial Officer, pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Certifying Officers (the “Certifying Officers”) concluded that our internal controls over financial reporting and our disclosure controls and procedures as defined in Rule 13a-15(e) were effective as of May 31, 2009. Due to the Company’s delinquency in its financial reporting, the evaluation of the Company’s disclosure controls as of May 31, 2008 was performed over the period July though December 2008. For year ending May 31, 2009, the control deficiencies identified from the previous period were remediated and the evaluation was conducted over the period January through May 2009. The remediated measures undertaken by the Company to address the material weaknesses in its internal control over financial reporting are discussed below.

To address the material weaknesses in the Company’s internal control over financial reporting from the previous year, we believe the controls and additional manual procedures and analysis we have put in place address the previous year’s deficiencies, along with our existing and additional controls implemented during our implementation of Section 404 of Sarbanes-Oxley, have enabled us to develop a sound internal control structure in order to prepare the audited consolidated financial statements included in this Annual Report. As of May 31, 2009, we believe that the audited consolidated financial statements contained in this Annual Report present our financial condition, results of operations, and cash flows as of the dates, and for the periods presented, in conformity with generally accepted accounting principles in the United States of America.

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

A Company’s internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material affect on the financial statements.

In accordance with the internal control reporting requirements of the SEC, management completed an assessment of the effectiveness of our internal control over financial reporting as of May 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including the: (i) control environment; (ii) risk assessment; (iii) information and communication; and (iv) monitoring (collectively, the “entity-level controls”), as well as a company’s control activities (process-level controls). Based on this evaluation, management concluded the design and operating effectiveness of our internal controls over financial reporting was effective as of May 31, 2009.

We have continued to work diligently to remedy our accounting issues and improve our internal controls and procedures for financial reporting following the Company’s acquisition of Progressive Concepts, Inc. (“PCI”) on August 11, 2006. As previously reported in our fiscal 2008 Annual Report on Form 10-K, the acquisition of PCI and the sale of the Company’s legacy paging business resulted in PCI representing the majority of the operations of Teletouch. Upon completing the acquisition of PCI, we became aware of several control deficiencies in the financial reporting at PCI, which could only be remedied by rebuilding PCI’s internal accounting records from 2003 and all periods thereafter on a new platform and by completing substantially all of the general ledger account reconciliations for this period. The significant change to the operating and systems environment at Teletouch as a result of the acquisition of PCI combined with having to utilize a significant portion of the Company’s accounting resources to rebuild PCI’s internal accounting records, resulted in a breakdown in many of the internal controls, which were previously used and effective for Teletouch. The challenge of integrating Teletouch’s controls at PCI and the significant delay in the completion of the fiscal year 2008 Annual Report caused a delay in management’s efforts to implement and monitor new procedures to minimize the control deficiencies at PCI that led to the issues outlined below. During the year, the Company designed and implemented new procedures to minimize the control deficiencies that led to these issues. As a result, our Chief Executive Officer, President and Chief Financial Officer have concluded that there are no material weaknesses in our internal control over financial reporting as of May 31, 2009. In addition to utilizing substantial internal resources, management also engaged an outside consulting firm to assist in various aspects of its evaluation and compliance efforts.

In fiscal year 2008, management had identified a number of material weaknesses which were remediated during the current fiscal year. Management identified the following material weaknesses during our 2008 evaluation for the Company’s internal controls:

Material weaknesses related to deficiencies in the control environment. We did not maintain an effective control environment. Specifically:

1.	We had not yet implemented all the necessary policies and procedures to ensure that the Company has an effective control environment based on criteria established in the COSO framework. Specifically, we need to fully implement controls to help prevent or detect the circumvention of our controls by employees or management. We also need to perform a formal risk profile and analysis of the Company.

2.	We did not maintain sufficient policies and procedures over the administration of a fraud risk policy.

3.	The Company’s information systems lack sufficient controls that limit access to and modification of key applications and data. There is a lack of procedures and controls in the system developmental life cycle (“SDLC”), including change management.

4.	We did not maintain a sufficient documentation on the review and follow up on the remediation of deficiencies.

5.	We did not maintain a sufficient segregation of duties within the Company to decrease the risk of inappropriate accounting.

6.	We did not have the appropriate policy and procedures in place regarding a formal whistle blower policy.

7.	We did not maintain regular communication of financial information to the Board of Directors or its Audit Committee nor was there evidence of sufficient review of interim financial statements or other material but routine transactions by the Board.

To address the material weaknesses discussed above, the following remediation activities were undertaken and completed during fiscal year 2009:

•

Management developed the necessary policies and procedures to ensure that the Company has an effective control environment based on criteria established in the COSO framework. We developed and performed a formal risk profile and analysis of the Company.

•	We developed and conducted a formal fraud policy and assessment. Additionally, the Company conducted an annual enterprise-wide risk assessment on the Company.

•	We developed and formalized procedures and controls in the system developmental life cycle (“SDLC”), including change management.

•

The Company’s information systems still lack sufficient controls that monitor and limit access to and modification of key applications and data. However, the Company relies on several manual control procedures and performs additional controls and analytics and other mitigating controls to limit access and modification to key applications and data.

•	We maintained sufficient documentation on the review and follow up on the remediation of deficiencies.

•	We added additional personnel and controls to provide sufficient segregation of duties.

•	We adjusted the Company’s employee hotline policy and procedures to including whistleblower provisions.

•

Management documented and maintained regular communication of financial information to the Board of Directors or its Audit Committee with evidence of sufficient review of interim financial statements or other material.

Management concluded that the above control enhancements implemented in fiscal year 2009, successfully remediated the material weakness related to the control environment as of May 31, 2009.

Material weaknesses related to deficiencies in the period end financial reporting process. We did not maintain effective controls over the period-end reporting process, including controls with respect to the review, supervision, and monitoring of accounting operations during fiscal year 2008. Specifically:

1.	We had not fully designed or implemented effective controls to ensure the completeness, accuracy, and timeliness of the financial and accounting process. Major weaknesses identified include controls over financial statement preparation and review and accuracy in accounting for certain complex transactions.

To address the material weaknesses discussed above, the following remediation activities were undertaken and completed during fiscal year 2009:

•

We documented, developed and implemented an effective process and controls over financial statement preparation and review and accuracy in accounting for certain complex transactions. We developed policies and procedures including sufficient review, monitoring and supervision and added additional personnel to assist with segregation of duties for the purpose to prepare and produce timely and accurate financial statements.

Management concluded that the above control enhancements implemented in fiscal year 2009, successfully remediated the material weakness related to the period end financial reporting as of May 31, 2009.

Material weaknesses related to deficiencies in the accounts payable process. We did not maintain effective controls over the accounts payable process, including controls with respect to the review, supervision, and monitoring of accounts payables process during 2008. Specifically:

1.	We did not maintain proper segregation of duties between authorized check signors, review and approval of check registers, review and approval of bank reconciliations. Also segregation between the originator, approver and submitter of wire transfers was not appropriate.

2.	There was not a proper review performed of the three way match between the purchase order, invoice and the receiving report.

3.	Following the acquisition of PCI, we did not have a formal spending authorization policy for Company personnel resulting in inadequate review of certain expenditures; however, all such expenditures were reviewed prior to disbursement.

To address the material weaknesses discussed above, the following remediation activities were undertaken and completed in fiscal 2009:

•

We appropriately segregated duties between check signors, reviewers and approvers of checks and check registers by adding additional personnel and re-assigning responsibilities among existing personnel at the Company. Bank reconciliations are reviewed and approved by management. Similarly, proper segregation exists in the origination, approval and submission of wire transfers.

•	Appropriate reviews are being performed to ensure the three way match between the purchase order, invoice and the receiving report is being performed and all invoices are reviewed by management.

•	A formalized spending authorization policy has been instituted to ensure adequate review is carried out prior to disbursement of all expenditures.

Management concluded that the above control enhancements implemented in fiscal year 2009, successfully remediated the material weakness related to the accounts payable process as of May 31, 2009.

Changes in Internal Control Over Financial Reporting and Remediation of the Material Weaknesses

Based on the remediation of its financial controls and improvements above, management has concluded that important improvements were made to the control environment, the accounts payable process and period-end financial reporting through enhanced segregation of duties, review and control procedures and employee responsibility and accountability for the completeness of the Company’s disclosures.

Our management, with the oversight of the Audit Committee of the Board of Directors, addressed these material weaknesses and has implemented controls to remediate this internal control weaknesses. We believe that we have corrected the material weaknesses relating to the control environment, period-end financial reporting and the accounts payable process for fiscal year ending 2009. New processes and internal controls have been approved and implemented and we have concluded that as of the period covered by this report, these controls are operating effectively.

Inherent Limitation on the Effectiveness of Internal Controls

The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting can only provide reasonable, not absolute, assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary and appropriate for our business but cannot assure that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of all Teletouch directors and executive officers as of May 31, 2009. Officers are appointed by, and serve at the pleasure of, the Board:

Name	Age (1)	Title
Robert M. McMurrey (4)(6)	63	Chairman of the Board of Directors and Chief Executive Officer

Thomas A. “Kip” Hyde, Jr. (7)	47	President and Chief Operating Officer

Douglas E. Sloan (8)	41	Chief Financial Officer, Treasurer and Corporate Secretary

Clifford E. McFarland (4)	53	Director

Marshall G. Webb (2)(3)(5)	66	Director

Henry Y.L. Toh (2)(3)(5)	51	Director

(1)	As of May 31, 2009
(2)	Member of the Audit Committee
(3)	Member of the Compensation Committee
(4)	Member of the Executive Committee
(5)	Member of the Nominating Committee
(6)	Mr. McMurrey was appointed to serve as Chief Executive Officer of Teletouch in November 2006. Mr. McMurrey had previously served as Teletouch’s Chief Executive Officer through February 2000.
(7)	Mr. Hyde was appointed to serve as President and Chief Operating Officer of Teletouch in November 2006. Prior to this appointment, Mr. Hyde had served as Chief Executive Officer of Teletouch.
(8)	Mr. Sloan was promoted from Interim Chief Financial Officer to Chief Financial Officer of Teletouch in November 2006.
(9)	On March 6, 2009, Mr. Hyde was appointed to the Company’s Board of Directors.

Biographical information with respect to the executive officers and directors of Teletouch are set forth below. There are no family relationships between any present executive officers or directors.

Robert M. McMurrey, Chairman of the Board of Directors and Chief Executive Officer, has been a director of Teletouch since 1984. He served as Chief Executive Officer until February 2000 and was re-appointed to this position in November 2006. He is also the President, Chief Executive Officer, a director and the sole shareholder of Rainbow Resources, Inc. Through Rainbow Resources, Inc., Mr. McMurrey acquired a controlling interest in Teletouch in 1984. Mr. McMurrey is the majority shareholder, a director and an officer of Progressive Concepts Communications, Inc., which is the majority shareholder of TLL Partners, LLC (“TLLP”), a Texas Limited Liability Company, which controls the majority of the outstanding common stock of Teletouch. Mr. McMurrey was also an officer and director of Progressive Concepts, Inc. (“PCI”) prior to the acquisition of PCI by Teletouch in August 2006. Mr. McMurrey is also a controlling person of TLL Partners and Rainbow Resources, Inc. The principal business of TLL Partners is to act as a holding company for Mr. McMurrey’s investment in Teletouch securities. Mr. McMurrey received a B.S. Degree in Petroleum Engineering from the University of Texas in 1971.

Thomas A. “Kip” Hyde, Jr., Director, President and Chief Operating Officer, joined Teletouch in October 2004 and served as Chief Executive Officer through November 2006. Subsequent to Teletouch’s acquisition and consolidation of Progressive Concepts, Inc. (“PCI”) in 2006, Mr. Hyde was named President and Chief Operating Officer of Teletouch, and President and Chief Executive Officer of PCI. In March 2009, Mr. Hyde was appointed to Teletouch’s Board of Directors to fill a vacant Board position. Prior to this, starting in 2002, Mr. Hyde was employed by Progressive Concepts Communications, Inc. (“PCCI”), a company controlled by Teletouch Chairman, Robert McMurrey, primarily managing its PCI-Hawk Electronics Home & Commercial Services division. In June 2003, Mr. Hyde was named President of State Hawk Security, Inc., a wholly owned subsidiary of PCCI, which purchased residential and commercial security contracts from PCI, among others. Prior to joining PCCI, Mr. Hyde was the President & CEO of Greenland Corporation, a San Diego, CA-based ATM manufacturer and back-office financial services provider to Mr. Hyde’s former employer, Dallas, TX-based Affiliated Computer Services (“ACS”). While at ACS, Mr. Hyde served in various executive roles, including Corporate Vice President of ACS Retail Solutions and Vice President of ACS Financial Services group. While at ACS, Mr. Hyde was awarded U.S. Patent #6,038,553 for the development of a self-service check cashing method and financial services kiosk architecture and telecommunications system. A later version of this system (now known as Vcom™) is installed in over 2,000 7-Eleven stores across the USA. Mr. Hyde holds a B.A. degree in Finance from the University of Texas at Austin.

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

Clifford E. McFarland, an Independent Director, has been a director of Teletouch since May 1995. In 1991 Mr. McFarland co-founded McFarland, Grossman & Company (“MGCO”), an investment bank in Houston, Texas, and has served as the President and a Managing Director of MGCO since its inception.

Henry Y.L. Toh, an Independent Director, has been a director of Teletouch since November 2001. He is currently serving as a director with four other publicly traded companies. Since 1992, Mr. Toh has served as an officer and director of Acceris Communications, Inc., a publicly held voice-over-IP company. Since December 1998, Mr. Toh has served as a director of National Auto Credit, Inc., a specialized finance and entertainment company. From April 2002 until February 2004, Mr. Toh served as a director of Bigmar, Inc., a Swiss pharmaceuticals company. Since March 2004, Mr. Toh has served as a director of Crown Financial Group, Inc., a registered broker-dealer. From September 2004 until August 2005, Mr. Toh served as a director of Vaso Active Pharmaceuticals, Inc. Since 1992, Mr. Toh has served as an officer and director of Four M International, Inc., a privately held offshore investment entity. Mr. Toh began his career with KPMG Peat Marwick from 1980 to 1992, where he specialized in international taxation and mergers and acquisitions. Mr. Toh is a graduate of Rice University.

Marshall G. Webb, an Independent Director, has been a director of Teletouch since November 2001. He is President of Polaris Group, an advisory firm he founded in January 1999, to provide financial advisory and merger and acquisition services to public and private companies. From February 2003 through 2004, Mr. Webb has served as Chief Executive Officer of HWI Group, Inc., an early stage company formed to create security services solutions for maritime and land-based facilities including private companies and governmental agencies. Mr. Webb founded BrightStar Information Technology Group, Inc., a global provider of information technology solutions to government and business, and served as its Chief Executive Officer and as a director from 1997 through 1998. From March 2005 through the closing of its August 2007 merger with a NYSE listed company, Mr. Webb has served as a director of ACR Group, Inc., a wholesale distributor of air conditioning, heating and refrigeration equipment. Since April 2004, he has served as a director of Isolagen, Inc., a biotechnology company. From February 2004 through April 2005, he served as a director of Omni Energy Services Corp., a seismic support and exploration company. Mr. Webb attended Southern Methodist University, is a Certified Public Accountant, and began his career with Peat, Marwick, Mitchell & Co. Mr. Webb is a “financial expert” as that term is defined in Section 407 of the Sarbanes-Oxley Act of 2002 and under the federal securities laws. Mr. Webb holds the Certificate of Director Education, a nationally-recognized designation for corporate directors.

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

Based solely upon a review of Forms 3, Forms 4 and Forms 5 with respect to the fiscal year ended May 31, 2009, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were filed, as necessary, with the following exceptions: each of the following persons had one Form 4 filed after the required submission date, namely, Messrs. Hyde, Sloan, Webb, Toh and McFarland.

Board of Directors

The Board oversees the business affairs of Teletouch and monitors the performance of management. Teletouch’s by-laws provide that the Board of Directors shall be divided into three classes and that the total number of directors shall consist of a minimum of three and a maximum of twelve members. The Board of Directors consisted of five members as of May 31, 2009: two Class I Directors (Messrs. McMurrey and McFarland), one Class II Director (Mr. Webb) and two Class III Directors (Messrs. Toh and Hyde). Mr. Hyde was appointed to the Board in March 2009 to fill the vacant Board position created by the resignation of Ms. Susan Stranahan Ciallella in April 2008. At the Company’s next Annual Meeting, all three classes of directors will stand for re-election in accordance with the Company’s by-laws. The Board held one meeting during the fiscal year ended May 31, 2009. None of the directors attended fewer than 75% of the meetings of the Board of Directors or of the committee(s) on which he or she served.

Board Committees

Audit Committee. The Audit Committee’s primary responsibilities are to monitor the Company’s financial reporting process and internal control system, to monitor the audit processes of the Company’s independent registered public accounting firm and internal financial management, and to provide an open avenue of communication among the Company’s independent registered public accounting firm, financial and senior management and the Board. The Audit Committee operates under a charter and reviews its charter annually and updates it as appropriate. The Audit Committee met 19 times during the fiscal year ended May 31, 2009. As of May 31, 2009, the Audit Committee consisted of the following independent directors: Marshall G. Webb (Chairman), Henry Y.L. Toh and Clifford E. McFarland. Mr. McFarland was appointed to the Audit Committee in November 2008 after he was deemed independent by the Board. Prior to Teletouch’s acquisition of PCI, Mr. McFarland served on the board of PCI’s previous parent, PCCI, and received compensation for his service through May 2006.

The Board of Directors has determined that Marshall G. Webb is an Audit Committee “financial expert” as defined under Item 407(d) of Regulation S-K under the Securities Act and is “independent” within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. As a “financial expert,” Mr. Webb has an understanding of GAAP and financial statements, experience in preparing or auditing financial statements of generally comparable companies, has applied such principles in connection with accounting for estimates, accruals and reserves and has experience with internal accounting controls and an understanding of Audit Committee functions. The Board has determined that each member of the Audit Committee is “independent” as required by the NYSE AMEX Company Guide and under the federal securities laws. The Audit Committee has a written charter adopted by the Board, a copy of which is filed as an exhibit to this Annual Report and is available at no charge by contacting the Company at its headquarters as listed on the cover page of this report.

Compensation Committee. The Compensation Committee administers the Company’s incentive plans, sets policies that govern executives’ annual compensation and long-term incentives, and reviews management performance, compensation, development and succession. As of May 31, 2009, the members of the Compensation Committee were Clifford E. McFarland (Chairman), Henry Y.L. Toh and Marshall G. Webb. During the fiscal year ended May 31, 2009, the Compensation Committee held 13 meetings.

Executive Committee. Robert M. McMurrey (Chairman) and Clifford E. McFarland are the members of the Executive Committee, which held no meetings during the fiscal year ended May 31, 2009.

Nominating and Corporate Governance Committee. The Nominating Committee was established during the 2004 fiscal year. Its purpose was to identify candidates for future Board membership and proposes criteria for Board candidates and candidates to fill Board vacancies, as well as a slate of directors for election by the shareholders at each annual meeting. In 2008, the Board identified the need to establish a committee responsible for other corporate governance matters, including director independence and qualifications so the scope of the Nominating Committee was expanded to include these additional governance matters. In December 2008, the charter of the Nominating and Corporate Governance Committee was approved by the Board. The Committee annually assesses and reports to the Board on Board Committee performance and effectiveness, reviews and makes recommendations to the Board concerning the composition, size and structure of the Board and its committees and annually reviews and reports to the Board on director compensation and benefits matters. The Nominating Committee had one meeting during the fiscal year ended May 31, 2009. As of May 31, 2009, its members were Henry Y.L. Toh (Chairman), Marshall G. Webb and Clifford E. McFarland.

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

Named Executive Officers for 2009

The following discussion focuses on the compensation paid to “named executive officers,” which is a defined term generally encompassing anyone who, during the preceding fiscal year, served as the Company’s (i) principal executive officer (“PEO”), (ii) the most highly compensated executive officers (whose total compensation exceeded $100,000) other than the PEO, and (iii) additional individuals who would be included hereunder but for the fact that they were not serving as executive officers as of the end of the fiscal year. During 2008 and 2009, the named executive officers consisted of the following persons:

•	Robert M. McMurrey – Chairman of the Board, Chief Executive Officer (Principal Executive Officer)

•	Thomas A. “Kip” Hyde, Jr. – President, Chief Operating Officer

•	Douglas E. Sloan – Chief Financial Officer, Treasurer, Corporate Secretary (Principal Financial Officer)

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate cash compensation paid for services rendered to Teletouch during the last two fiscal years by the Named Executive Officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards (4) ($)	All Other Compensation (5) ($)	Total ($)
Robert M. McMurrey (1) (Chairman, CEO)	2009	380,000	380,000	47,093	3,497	810,590
	2008	350,000	175,000	—	4,487	529,487

Thomas A.”Kip” Hyde, Jr. (2) (President, COO)	2009	325,000	325,000	90,303	11,825	752,128
	2008	300,000	150,000	49,937	8,346	508,283

Douglas E. Sloan (3) (CFO, Treasurer, Corporate Secretary)	2009	210,000	210,000	61,963	10,450	492,413
	2008	210,000	105,000	33,708	4,487	353,195

(1)	Mr. McMurrey was previously Chief Executive Officer of Teletouch until February 2000 and was re-appointed to this position in November 2006 following the acquisition of Progressive Concepts, Inc. (“PCI”) in August 2006. In December 2008, Mr. McMurrey entered into an executive employment contract with the Company, effective June 1, 2008, under which his annual salary was increased to $380,000 with a target bonus of up to 100% of his annual salary based upon the Company’s achievement toward certain performance targets established by the Compensation Committee of the Board. For 2009, Mr. McMurrey was granted a bonus of $380,000 based upon the Company exceeding the fiscal 2009 performance targets established in conjunction with the employment agreement. Under the terms of Mr. McMurrey’s employment, the fiscal year 2009 bonus was due to be paid no later than July 31, 2009; however, Mr. McMurrey agreed to take 25% of this bonus payment in August 2009 with the balance paid out at the discretion of the Company by December 2009. For fiscal year 2008, Mr. McMurrey’s salary was $350,000 annually. In 2008, Mr. McMurrey was granted a bonus of $175,000 by the Compensation Committee in view of his substantial efforts negotiating a settlement between the Company and AT&T and the completion of certain integration and restructuring activities related to the 2006 acquisition of Progressive Concepts, Inc. (“PCI”). This bonus was paid in August 2008.
(2)	Mr. Hyde was named Chief Executive Officer in October 2004 and in November 2006, concurrent with Mr. McMurrey being named Chief Executive Officer, Mr. Hyde was named President and Chief Operating Officer. In December 2008, Mr. Hyde entered into an executive employment contract with the Company, effective June 1, 2008, under which his annual salary was increased to $325,000 with a target bonus of up to 100% of his annual salary based upon the Company’s achievement toward certain performance targets established by the Compensation Committee of the Board. For 2009, Mr. Hyde was granted a bonus of $325,000 based upon the Company exceeding the fiscal 2009 performance targets established in conjunction with the employment agreement. Under the terms of Mr. Hyde’s employment, the fiscal year 2009 bonus was due to be paid no later than July 31, 2009; however, Mr. Hyde agreed to take 25% of this bonus payment in August 2009 with the balance paid out at the discretion of the Company by December 2009. For 2008, Mr. Hyde’s prior employment contract had not been renewed by the Compensation Committee, but his annual salary of $300,000 with a $150,000 target annual bonus for fiscal year 2008 was approved by the Compensation Committee. In 2008, Mr. Hyde was granted a bonus of $150,000 by the Compensation Committee in view of his substantial efforts negotiating a settlement between the Company and AT&T and the completion of certain integration and restructuring activities related to the 2006 acquisition of PCI. This bonus was paid in August 2008.
(3)	Mr. Sloan was named Chief Financial Officer and Treasurer in November 2006 following the acquisition of PCI in August 2006. For fiscal 2009, Mr. Sloan’s salary was $210,000 annually with a target bonus of up to 100% of his annual salary based on the same performance targets established by the Compensation Committee in conjunction with Mr. McMurrey and Mr. Hyde’s employment agreements. For 2009, Mr. Sloan was granted a bonus of $210,000 based upon the Company exceeding the fiscal year 2009 performance targets established by the Compensation Committee. Mr. Sloan agreed to take 25% of this bonus payment in August 2009 with the balance paid out at the discretion of the Company by December 2009. In 2008, Mr. Sloan was granted a bonus of $105,000 by the Compensation Committee in view of his substantial efforts negotiating a settlement between the Company and AT&T and the completion of certain integration and restructuring activities related to the 2006 acquisition of PCI. This bonus was paid in August 2008.

(4)	Amounts in this column reflect the dollar amount recognized for financial reporting purposes without any reduction for risk of forfeiture for the fiscal year ended May 31, 2009 and 2008 in accordance with Statement of Financial Accounting Standards 123R, “Share-Based Payments,” (“SFAS 123R”). The assumptions used in calculating these amounts in accordance with SFAS 123R are included in Note 2 to the Company’s audited financial statements included in Item 15. No stock options were forfeited by any of the named executive officers during the fiscal year. These amounts reflect Teletouch’s accounting expense for these awards and do not correspond to the actual value that may be recognized by the named executive officers. See the “Grant of Plan-Based Award” table below for information on stock option grants made in fiscal year 2009.
(5)	Represents contributions made by Teletouch pursuant to its 401(k) Plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2009

Name	Number of Securities Underlying Unexercised Options (#) Excercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Robert M. McMurrey	—	921,052	0.19	8/1/2018	(6)

Thomas A. “Kip” Hyde, Jr.	500,000	—	0.38	10/19/2014	(4)
	266,667	133,333	0.39	9/13/2016	(5)
	—	798,473	0.19	8/1/2018	(6)

Douglas E. Sloan	20,000	—	0.24	12/1/2009	(1)
	10,000	—	0.40	4/11/2013	(2)
	50,000	—	0.55	7/8/2014	(3)
	180,000	90,000	0.39	9/13/2016	(5)
	—	552,631	0.19	8/1/2018	(6)

Vesting Schedule for Outstanding Stock Options and Unvested Restricted Stock Units

Note	Grant Dates	Incremental Vesting Dates
(1)	12/1/1999	4,000 on 12/1/00, balance ratably through 12/1/04
(2)	4/11/2003	30% on 7/1/03, 30% on 7/1/04, 40% on 7/1/05
(3)	7/8/2004	40% - 8/1/04, 30% - 8/1/05, 30% - 8/1/06
(4)	10/19/2004	1/3 - 10/19/05, 1/3 - 5/31/06, 1/3 - 5/31/07
(5)	9/13/2006	1/3 - 9/13/07, 1/3 - 9/13/08, 1/3 - 9/13/09
(6)	8/1/2008	1/3 - 8/1/09, 1/3 - 8/1/10, 1/3 - 8/1/11

The stock options have a maximum term of 10 years measured from the applicable grant date, subject to early termination in the event of the optionee’s cessation of service with Teletouch. The exercise price for each of these options is equal to the average of the 20 days closing price per share of common stock prior to the grant date.

Employment Contracts

Robert M. McMurrey: On December 31, 2008, the Board of Teletouch approved an executive employment agreement with an effective date of June 1, 2008 (the “McMurrey Agreement”) by and between the Company and Robert M. McMurrey, the Company’s present Chairman and Chief Executive Officer.

Mr. McMurrey will continue to be engaged on a full-time basis with the authority to perform all such responsibilities, duties and render such services as may be customary to the offices of the Chairman and Chief Executive Officer of the Company.

Under the terms and provisions of the McMurrey Agreement, the term of his employment with the Company commences on June 1, 2008 for an initial term ending May 31, 2011, and automatically renews for successive additional one year term(s), unless either the Company or Mr. McMurrey gives the other party an advance written notice not to renew the McMurrey Agreement. Further, Mr. McMurrey will be entitled to:

•	annual base salary of $380,000 during the term of his employment, subject to review by the Board for subsequent increases on an annual basis;

•	annual bonus if, in the sole discretion of the Board, he meets the Company’s performance targets as determined by the Compensation Committee of the Board;

•

at least 319,000 10-year options to purchase shares of common stock of the Company (with exact number of such options to be finalized by the Compensation Committee of the Board) under its existing equity compensation plan, on the first business date of each fiscal year the McMurrey Agreement is in effect, each of which grants will be vested fully on the grant date and subject to other terms and provisions as may be set forth in each stock option agreement evidencing each such grant;

•

participate in all medical, dental, life, and disability insurance, participation in the Company’s 401(k) plan, and other benefits available to all full-time employees of the Company, subject to eligibility requirements.

The McMurrey Agreement may be terminated by the Company in the event of Mr. McMurrey’s (i) disability, (ii) death, (iii) not for Cause (as defined below), for any reason and in the Company’s sole and absolute discretion, provided that the Company will continue to pay the base salary then in effect for no less than a year and no more than the remaining term of the Agreement, (iv) for Cause, which includes, without limitation, (1) the indictment of, or the bringing of formal charges against Mr. McMurrey involving criminal fraud or embezzlement; (2) his conviction of a crime involving an act or acts of dishonesty, fraud or moral turpitude, which act or acts constitute a felony; (3) his continued failure to substantially perform his duties under the McMurrey Agreement, as reasonably determined by the Board, which is not cured in a reasonable time; (4) his having willfully caused the Company, without the approval of the Board, to fail to abide by either a valid material contract to which the Company is a party or the Company’s Bylaws; (5) Mr. McMurrey having committed acts or omissions constituting gross negligence or willful misconduct with respect to the Company; (6) his having committed acts or omissions constituting a material breach of duty of loyalty or fiduciary duty to the Company or any material act of dishonesty or fraud with respect to the Company, which are not cured in a reasonable time; or (7) his having committed acts or omissions constituting a material breach of this McMurrey Agreement, which are not cured in a reasonable time. In the event of termination in the event of death, disability or not for Cause, the Company will pay all amounts then due to Mr. McMurrey under the McMurrey Agreement for any portion of the payroll period worked but for which payment had not yet been made up to the date of termination. In the event of termination for Cause, the Company will have no further obligations to Mr. McMurrey under this McMurrey Agreement, and any and all options granted hereunder will terminate according to their terms.

The McMurrey Agreement may also be terminated by Mr. McMurrey for Good Reason, which will be deemed to exist: (i) if the Board fails to elect or reelect Mr. McMurrey to, or removes him from, any of the office(s) referred to in the McMurrey Agreement; (ii) if the scope of his duties, responsibilities, authority or position is significantly reduced (but not excluding changes resulting from a sale of the Company, whether by merger, tender offer or otherwise); or (iii) if the Company shall have continued to fail to comply with any material provision of this McMurrey Agreement after a 30-day period to cure (if such failure is curable) following written notice to the Company of such non-compliance.

The McMurrey Agreement also contains confidentiality, non-competition and other additional provisions, which are customary to employment agreements of this nature. The foregoing description of the McMurrey Agreement does not purport to be complete and is qualified in its entirety by the copy of the agreement attached hereto as Exhibits 10.1 and is incorporated herein by reference.

The Audit Committee of the Board reviewed and approved the terms and provisions of the McMurrey Agreement.

Thomas A. “Kip” Hyde, Jr.: On December 31, 2008, the Board of Teletouch approved an executive employment agreement with an effective date of June 1, 2008 (the “Hyde Agreement”) by and between the Company and Thomas A. “Kip” Hyde, Jr. the Company’s present President and Chief Operating Officer, as well as Chief Executive Officer of certain of the Company’s subsidiaries.

Mr. Hyde will continue to be engaged on a full-time basis with the authority to oversee all of the Company’s operational aspects and perform such responsibilities, duties and render such services as may be customary to the offices of the President and Chief Operating Officer of the Company, as well as Chief Executive Officer of certain of the Company’s subsidiaries.

Under the terms and provisions of the Hyde Agreement, the term of his employment with the Company commences on June 1, 2008 for an initial term ending May 31, 2011, and automatically renews for successive additional one year term(s), unless either the Company or Mr. Hyde gives the other party an advance written notice not to renew the Hyde Agreement. Further, Mr. Hyde will be entitled to:

•	annual base salary of $325,000 during the term of his employment, subject to review by the Board for subsequent increases on an annual basis;

•	annual bonus if, in the sole discretion of the Board, he meets the Company’s performance targets as set and determined by the Compensation Committee of the Board;

•

at least 254,167 10-year options to purchase shares of common stock of the Company (with exact number of such options to be finalized by the Compensation Committee of the Board) under its existing equity compensation plan, on the first business date of each fiscal year the Hyde Agreement is in effect, each of which grants will be vested fully on the grant date and subject to other terms and provisions as may be set forth in each stock option agreement evidencing each such grant;

•

participate in all medical, dental, life, and disability insurance, participation in the Company’s 401(k) plan, and other benefits available to all full-time employees of the Company, subject to eligibility requirements.

The Agreement may be terminated by the Company in the event of Mr. Hyde’s (i) disability, (ii) death, (iii) not for Cause (as defined below), for any reason and in the Company’s sole and absolute discretion, provided that the Company will continue to pay the base salary then in effect for no less than a year and no more than the remaining term of the Agreement, (iv) for Cause, which includes, without limitation, (1) the indictment of, or the bringing of formal charges against Mr. Hyde involving criminal fraud or embezzlement; (2) his conviction of a crime involving an act or acts of dishonesty, fraud or moral turpitude, which act or acts constitute a felony; (3) his continued failure to substantially perform his duties under the Agreement, as reasonably determined by the Board, which is not cured in a reasonable time; (4) his having willfully caused the Company, without the approval of the Board, to fail to abide by either a valid material contract to which the Company is a party or the Company’s Bylaws; (5) his having committed acts or omissions constituting gross negligence or willful misconduct with respect to the Company; (6) his having committed acts or omissions constituting a material breach of duty of loyalty or fiduciary duty to the Company or any material act of dishonesty or fraud with respect to the Company, which are not cured in a reasonable time; or (7) his having committed acts or omissions constituting a material breach of this Hyde Agreement, which are not cured in a reasonable time. In the event of termination in the event of death, disability or not for Cause, the Company will pay all amounts then due to Mr. Hyde under the Hyde Agreement for any portion of the payroll period worked but for which payment had not yet been made up to the date of termination. In the event of termination for Cause, the Company will have no further obligations to Hyde under this Hyde Agreement, and any and all options granted hereunder will terminate according to their terms.

The Hyde Agreement may also be terminated by Mr. Hyde for Good Reason, which will be deemed to exist: (i) if the Board fails to elect or reelect Mr. Hyde to, or removes him from, any of the offices of the President and Chief Operating Officer of the Company absent Cause; (ii) if the Board fails to nominate him to serve on the Board at the first meeting of the Board following December 31, 2009; (iii) if the scope of his duties, responsibilities, authority or position is significantly reduced (but not excluding changes resulting from a sale of the Company, whether by merger, tender offer or otherwise) provided that Mr. Hyde will act by written notice of his belief that such event has occurred within 30 days of any such diminution in the scope of his duties, responsibilities, authority or position; or (iv) if the Company shall have continued to fail to comply with any material provision of the Hyde Agreement after a 30-day period to cure (if such failure is curable) following written notice to the Company of such non-compliance.

The Hyde Agreement also contains confidentiality, non-competition and other additional provisions which are customary to employment agreements of this nature.

The Audit Committee of the Board reviewed and approved the terms and provisions of the Hyde Agreement.

Director Compensation

Each director of Teletouch, who is not a salaried officer or employee of Teletouch or of a subsidiary of Teletouch, receives compensation for serving as a director and fees for attendance at meetings of the Board of Directors or of any committee appointed by the Board of Directors as determined by the Board of Directors from time to time. Beginning August 2004 and through May 31, 2008, Company provided a compensation plan for its Board of Directors whereby all non-employee non-affiliate directors are compensated at the rate of $30,000 annually. Teletouch’s policy through May 31, 2008 is that every non-employee, non-affiliate director of Teletouch shall be paid $1,500 for attendance at meetings of the Board of Directors ($500 for telephonic attendance).

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

New Compensation Plan for Directors Effective June 1, 2008

Effective June 1, 2008, the Company approved a new compensation plan for its Board of Directors. Under the new compensation plan, all non-employees, non-affiliate directors will be compensated at the rate of $36,000 annually. In addition, non-employee, non-affiliate directors serving on committees of the Board of Directors receive additional annual compensation as follows:

Committee Assignment	Additional Annual Compensation ($)
Audit Committee Chairman	12,500
Audit Committee Member (excl. Chairman)	3,000
Compensation Committee Chairman	7,500
Compensation Committee Member (excl. Chairman)	2,500
Corporate Governance Committee Chairman	3,750
Corporate Governance Committee Member (excl. Chairman)	1,000

Under the new compensation plan, non-employee, non-affiliate directors will be paid $1,500 for attendance at meetings of the Board of Directors or any committee meetings subject to a maximum daily compensation of $2,250 in the event of attendance of multiple meetings in a single day ($750 for telephonic attendance subject to a maximum daily compensation of $1,000 in the event of telephonic attendance of multiple meetings in a single day). Beginning June 1, 2008, all non-employee, non-affiliate directors will receive a one-time grant of options to purchase 45,000 shares of common stock upon election as a director plus an additional grant of either (i) options to purchase 40,000 shares of common stock or (ii) 20,000 shares of the Company’s common stock on the first trading day of each calendar year as additional compensation for their services. The directors can choose to receive either the stock options or shares of common stock annually following their election to the Board.

Non-Employee Director	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Marshall G. Webb	93,750	8,130	101,880

Henry Y.L. Toh	90,261	8,130	98,391

Clifford McFarland	70,249	8,130	78,379

(1)	Amounts in this column reflect the dollar amount recognized for financial reporting purposes without any reduction for risk of forfeiture for the fiscal year ended May 31, 2009, in accordance with Statement of Financial Accounting Standards 123R, “Share-Based Payments,” (“SFAS 123R”). The assumptions used in calculating these amounts in accordance with SFAS 123R are included in Note 2 to the Company’s audited financial statements included in Item 15. No stock options were forfeited by any of the directors during the fiscal year. These amounts reflect Teletouch’s accounting expense for these awards and do not correspond to the actual value that may be recognized by the named executive officers. The total grant date fair value of the options granted on June 25, 2008 to the non-employee directors was $20,570. For information regarding the number of stock options held by each non-employee director as of May 31, 2009, see the column “Number of Common Shares Beneficially Owned” and the related footnotes in the table following.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the ownership of the Teletouch’s common stock as of July 31, 2009 by: (i) each director; (ii) each of the Named Executive Officers; and (iii) all executive officers and directors of the Company as a group. As of July 31, 2009, there were 48,739,002 shares of Common stock outstanding.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned (1)	% of Common Shares Beneficially Owned
Robert M. McMurrey (2)(3)(5)(6)(7) 5718 Airport Freeway Fort Worth, Texas 76117	41,016,459	83.1%

Progressive Concepts Communications, Inc. (7) 5718 Airport Freeway Fort Worth, Texas 76117	39,150,000	80.3%

TLL Partners, LLC (6) 5718 Airport Freeway Fort Worth, Texas 76117	39,150,000	80.3%

Stratford Capital Partners, LP (4) 300 Crescent Court # 500 Dallas, Texas 75201	2,610,000	5.4%

Thomas A. “Kip” Hyde, Jr. (2)(8) 5718 Airport Freeway Fort Worth, Texas 76117	1,417,325	2.8%

Douglas E. Sloan (2)(10) 401 E. Front Street, Suite 232 Tyler, Texas 75702	534,210	1.1%

Clifford McFarland (3)(9) 9821 Katy Freeway, Suite 200 Houston, Texas 77024	137,663	*

Henry Y.L. Toh (3)(10) 1111 Hermann Drive, Unit 6E Houston, Texas 77004	136,998	*

Marshall G. Webb (3)(10) 6110 Inwood Houston, Texas 77057	136,998	*

All Named Executive Officers and Directors as a Group ( 9 Persons)	43,379,653	83.9%

*	Indicates less than 1.0%.
(1)	Unless otherwise noted in these footnotes, Teletouch believes that all shares referenced in this table are owned of record by each person named as beneficial owner and that each person has sole voting and dispositive power with respect to the shares of common stock owned by each of them. In accordance with Rule 13d-3, each person’s percentage ownership is determined by assuming that the options or convertible securities that are held by that person, and which are exercisable within 60 days, have been exercised or converted, as the case may be.

(2)	Named Executive Officer.
(3)	Director.
(4)	Stratford Capital Partners, L.P. (“Stratford”) received the shares of Teletouch common stock in conjunction with the restructuring of the subordinated debt at Progressive Concepts, Inc. (“PCI”). TLL Partners, LLC (“TLLP”), PCI’s parent, transferred 2,610,000 shares of Teletouch common stock that it held to Stratford in August 2006 as partial settlement of the junior debt obligations of PCI.
(5)	Mr. McMurrey has voting and dispositive power over all Teletouch securities owned by Rainbow Resources, Inc. (“RRI”). The figures for Mr. McMurrey include the 1,200,000 shares held of record by RRI and 39,150,000 shares of common stock remaining of the 44,000,000 issued to TLLP by the Company in November 2005 upon the conversion of shares of Series C Preferred Stock held by TLL Partners, a wholly owned subsidiary of Progressive Concepts Communications, Inc. (“PCCI”) . Mr. McMurrey is the controlling person of PCCI by virtue of his being its majority shareholder over which entity Mr. McMurrey exercises control. TLL Partners converted 1,000,000 shares of Series C Preferred Stock in November 2005 into 44,000,000 shares of common stock and immediately transferred 500,000 shares of common stock to another party leaving TLL Partners in control of 43,500,000 shares. In August 2006, TLL Partners transferred 2,610,000 shares of common stock to Stratford Capital Partners, L.P. and 1,740,000 shares of common stock to Retail and Restaurant Growth Capital, L.P. as partial settlement of Progressive Concepts, Inc.’s debt restructuring leaving TLL Partners in control of 39,150,000 shares. PCI was a subsidiary of TLL Partners prior to its contribution of PCI’s stock to Teletouch on August 11, 2006. The shares transferred by TLL Partners to other parties are not included in the shares reported above. Also included in the figures for Mr. McMurrey is 40,442 shares of common stock owned personally by Mr. McMurrey and 626,017 shares underlying stock options issued to Mr. McMurrey. In August 2008, Mr. McMurrey was granted 921,052 options to purchase common stock, which vest 301,017 shares in August 2009, 307,017 shares in August 2010 and 307,018 shares in August 2011. In June 2009, under the terms of his employment agreement effective June 1, 2008, Mr. McMurrey was granted 319,000 options to purchase common stock which vested immediately.
(6)	Mr. McMurrey has voting and dispositive power over all Teletouch securities owned by RRI and TLLP. The principal business of TLLP is to act as a holding company for investment in Teletouch securities. TLLP is a wholly owned subsidiary of PCCI; Mr. McMurrey is the controlling person of PCCI by virtue of his being its majority shareholder. TLLP converted 1,000,000 shares of Series C Preferred Stock in October 2005 into 44,000,000 shares of common stock and immediately transferred 500,000 shares of common stock to another party. In August 2006, TLL Partners transferred 2,610,000 shares of common stock to Stratford Capital Partners, L.P. and 1,740,000 shares of common stock to Retail and Restaurant Growth Capital, L.P. as partial settlement of Progressive Concepts, Inc.’s debt restructuring leaving TLL Partners in control of 39,150,000 shares. PCI was a subsidiary of TLL Partners prior to its contribution of PCI’s stock to Teletouch on August 11, 2006. The shares transferred by TLL Partners to other parties are not included in the shares reported above.
(7)	PCCI is the parent holding company of its wholly owned subsidiary TLLP. Mr. McMurrey is the controlling person of PCCI by virtue of his being its majority shareholder. TLLP converted 1,000,000 shares of Series C Preferred Stock in November 2005 into 44,000,000 shares of common stock and immediately transferred 500,000 shares of common stock to another party. In August 2006, TLL Partners transferred 2,610,000 shares of common stock to Stratford Capital Partners, L.P. and 1,740,000 shares of common stock to Retail and Restaurant Growth Capital, L.P. as partial settlement of Progressive Concepts, Inc.’s debt restructuring leaving TLL Partners in control of 39,150,000 shares. PCI was a subsidiary of TLL Partners prior to its contribution of PCI’s stock to Teletouch on August 11, 2006. The shares transferred by TLL Partners to other parties are not included in the shares reported above.

(8)	Includes 1,283,992 shares underlying stock options granted to Mr. Hyde. under the terms of the Employment Agreement entered into October 2004. Mr. Hyde was hired as the Company’s CEO in October 2004. Under the terms of Mr. Hyde’s 2004 employment agreement, Mr. Hyde was granted 500,000 options to purchase common stock, which vested 166,667 shares in October 2005, 166,667 shares in May 2006 and 166,666 shares in May 2007. Mr. Hyde was granted an additional 400,000 options to purchase common stock in September 2006, which vest 133,334 shares in September 2007, 133,333 shares in September 2008 and 133,333 shares in September 2009. In August 2008, Mr. Hyde was granted 789,473 options to purchase common stock, which vest 263,158 shares in August 2009, 263,158 shares in August 2010 and 263,157 shares in August 2011. In June 2009, under the terms of his employment agreement effective June 1, 2008, Mr. Hyde was granted 254,167 options to purchase common stock which vested immediately.
(9)	Includes 131,663 shares underlying stock options granted to Mr. McFarland and 12,000 shares registered in the name of McFarland, Grossman & Co. (“MGCO”) of which Mr. McFarland is the President and a director. Such 12,000 shares are held by MGCO for the benefit of another entity of which Mr. McFarland is a 50% owner. Mr. McFarland disclaims ownership of 6,000 of such shares. The shares do not include securities owned by TLL Partners; Mr. McFarland owns a minority interest in PCCI, the indirect parent of the Company, which is also the parent of TLL Partners.
(10)	Represents shares underlying stock options.

Securities Authorized For Issuance under Equity Compensation Plans

The following table summarizes information as of May 31, 2009, about the Company’s outstanding stock options and shares of Common Stock reserved for future issuance under the Company’s existing equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in col. (a))
Equity compensation plans approved by security holders(1)	3,910,815	$0.27	5,639,846

Equity compensation plans not approved by security holders	—	—	—

Totals	3,910,815	$0.27	5,639,846

(1)	The equity compensation plans approved by security holders are the 1994 Stock Option and Appreciation Rights Plan and the 2002 Stock Option and Appreciation Rights Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Because the Company is qualified as a Smaller Reporting Company under the definitions Item 10 of Regulation S-K, it is required to disclose any related party transactions that occurred during its 2009 fiscal year or any proposed transaction which the amount involved exceeds the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets for its last two fiscal years. The Company’s total assets were $24,356,000 and $28,569,000 as of May 31, 2009 and 2008, respectively with the average total assets over these periods equaling approximately $26,463,000. Since 1% of the average total assets equal $264,630, which exceeds the $120,000 defined under Item 404, the Company will use $120,000 as its reporting threshold for transactions subject to Item 404 disclosure for its 2009 fiscal year. During the 2009 fiscal year, the Company was not involved in any related party transactions subject to Item 404 of Regulation S-K.

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

The Company’s parent company through ownership of a majority of Teletouch’s outstanding common stock is TLL Partners, LLC, a holding company controlled by Robert McMurrey, Teletouch’s Chairman and CEO. As of May 31, 2009, TLL Partners owns 39,150,000 shares of the Company’s common stock which is approximately 79.8% of the outstanding shares of common stock as of May 31, 2009.

Director Independence

As of May 31, 2009, the Board consisted of the following directors: Robert M. McMurrey, Chairman; Marshall G. Webb; Henry Y.L. Toh and Clifford McFarland. With the exception of Mr. McMurrey who serves as the Company’s Chief Executive Officer in addition to serving as Chairman of the Board of Directors, each of these directors is independent as defined under the NYSE AMEX listing standards. The Board based its independent determinations primarily on a review of the responses of the directors and executive officers to questions regarding employment and transaction history, affiliations and family and other relationships and on discussions with the directors.

Item 14.	Principal Accountant Fees and Services

The accounting firm of BDO Seidman, LLP (“BDO”) was the Company’s independent accounting firm during the fiscal years ended May 31, 2009 and 2008.

	Fiscal year ended May 31,
	2009	2008
Audit fees	$192,954	$195,293
Audit-related fees	—	2,350
Tax fees	45,057	11,205

Total fees paid to independent auditors	$238,011	$208,848

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

REPORT OF THE AUDIT COMMITTEE

We have reviewed and discussed with management and BDO Seidman, LLP, the independent registered public accounting firm, our audited financial statements as of and for the year ended May 31, 2009. We have also discussed with BDO Seidman, LLP the matters required to be discussed by Statement on Auditing Standards 61, Communications with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants.

We have received and reviewed the written disclosures and the letter from BDO Seidman, LLP required by Independence Standards Board Standard 1, Independence Discussions with the Audit Committee, as amended, have considered the compatibility of non-audit services with the firm’s independence, and have discussed with the auditors the firm’s independence.

Based on the reviews and discussions referred to above, we have recommended to the Board of Directors that the financial statements referred to above be included in our Annual Report on Form 10-K for the year ended May 31, 2009.

Marshall G. Webb, Chairman

Henry Y.L. Toh

Clifford E. McFarland

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements.

		Report of Independent Registered Public Accounting Firm

		Consolidated Balance Sheets as of May 31, 2009 and 2008

		Consolidated Statements of Operations for Each of the Two Years in the Period Ended May 31, 2009

		Consolidated Statements of Cash Flows for Each of the Two Years in the Period Ended May 31, 2009

		Consolidated Statements of Shareholders’ Deficit for Each of the Two Years in the Period Ended May 31, 2009

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

(3)	Exhibits.

See Item 15(b) below.

(b)	Exhibits

The exhibits listed in the following index to exhibits are filed as part of this annual report on Form 10-K.

Index of Exhibits

Exhibit No.	Description of Exhibit	Footnote
3.1	Restated Certificate of Incorporation of the Company	2

3.2	Bylaws of Teletouch Communications, Inc., as amended July 31, 1995	1

10.1	Restructuring Agreement dated as of May 17, 2002 by and among the Company, TLL Partners and GM Holdings	3

10.2	Amended and Restated Operating Agreement dated as of May 17, 2002 by and between the Company and Teletouch Licenses, Inc.	3

Exhibit No.	Description of Exhibit	Footnote
10.3	Amendment Agreement dated June 17, 2002 by and among the Company, TLL Partners and GM Holdings (amending the Restructuring Agreement dated as of May 17, 2002)	4

10.4	1994 Stock Option and Appreciation Rights Plan*	5

10.5	2002 Stock Option and Appreciation Rights Plan*	6

10.6	Asset Purchase Agreement between the Company and DCAE, Inc.	7

10.7	Code of Ethics	8

10.8	Transaction Party Agreement dated August 11, 2006 by and among the Company and Progressive Concepts, Inc. on one hand, and Fortress Credit Corp.	9

10.9	Registration Rights Agreement dated August 11, 2006 between the Company and Stratford Capital Partners, L.P. and Retail and Restaurant Growth Capital, L.P.	9

10.10	Loan and Security Agreement dated April 30, 2008 between the Company and Thermo Credit, LLC ($5.0 million revolving credit facility)	10

10.11	Promissory Note dated April 30, 3008 between the Company and Thermo Credit, LLC	10

10.12	Escrow Agreement dated April 30, 2008 between the Company and Thermo Credit, LLC	10

10.13	Factoring and Security Agreement dated August 11, 2006 between the Company and Thermo Credit, LLC ($10.0 million revolving credit line secured by accounts receivable)	10

10.14	First Amendment to the Factoring and Security Agreement dated May 18, 2007 between the Company and Thermo Credit, LLC (increase of credit line to $13.0 million among other modifications)	10

10.15	Second Amendment to the Factoring and Security Agreement dated February 26, 2008 between the Company and Thermo Credit, LLC (increase of credit line to $15.0 million among other modifications)	10

10.16	Waiver, Release and Termination Agreement dated May 16, 2008 between the Company and Fortress Credit Corp. (terminating Transaction Party Agreement referenced in Exhibit 10.8 above)	10

10.17	Lockup Agreement dated May 16, 2008 by and between the Company, Stratford Capital Partners, LP and Restaurant & Retail Growth Capital, LP	10

10.18	First Amendment to the Registration Rights Agreement dated May 16, 2008 by and between the Company, Stratford Capital Partners, LP and Restaurant & Retail Growth, LP.	10

10.19	Form of Warrant Redemption Payment Agreement dated June 2, 2008 between the Company and each of the individual holders of certain 6,000,000 redeemable common stock purchase warrants (the “GM Warrants”).	10

10.20	Form of Promissory Note dated June 2, 2008 between the Company and each of the individual holders of certain 6,000,000 redeemable common stock purchase warrants (GM Warrants).	10

10.21	Thomas A. “Kip” Hyde, Jr. Employment Agreement*	11

10.22	Robert M. McMurrey Employment Agreement*	12

Exhibit No.	Description of Exhibit	Footnote
10.23	Second Amendment to Loan and Security Agreement and Modification of Promissory Note between the Company and Thermo Credit, LLC, effective August 1, 2009 (increase April 30, 2008 revolving credit facility to $18.0 million and purchase of all outstanding factored accounts receivable and termination of the August 11, 2006 factoring agreement with Thermo Credit, LLC)	13

21	Subsidiaries of the Company	14

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)	14

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)	14

32.1	Certification pursuant to 1350, Chapter 63, Title 18 of the U.S. Code	14

32.2	Certification pursuant to 1350, Chapter 63, Title 18 of the U.S. Code	14

Footnotes

*	Indicates a management contract or compensatory plan or arrangement.

1	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 18, 1995 (File No. 1-13436) and incorporated herein by reference.

2	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended February 28, 2002 (File No. 1-13436) and incorporated herein by reference.

3	Filed as an exhibit to the Company’s Form 8-K filed with the Commission on June 3, 2002 (File No. 1-13436) and incorporated herein by reference.

4	Filed as an exhibit to the Company’s Form 8-K/A filed with the Commission on June 17, 2002 (File No. 1-13436) and incorporated herein by reference.

5	Filed as an exhibit to the Company’s Form S-8 registration statement on September 19, 2003 (No. 333-108946) and incorporated herein by reference.

6	Filed as an exhibit to the Company’s Form S-8 registration statement on September 19, 2003 (No. 333-108945) and incorporated herein by reference.

7	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended February 28, 2004 (File No. 1-13436) and incorporated herein by reference.

8	Filed as an exhibit to the Company’s Form 10-K/A Amendment No. 2 for the fiscal year ended May 31, 2004 (File No. 1-13436) and incorporated herein by reference.

9	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 2006 (File No. 1-13436), filed with the Commission on September 13, 2006 and incorporated herein by reference.

10	Filed as an exhibit to the Company’s Form 8-K filed with the Commission on May 27, 2008 (File No. 1-13436) and incorporated herein by reference.

11	Filed as an exhibit to the Company’s Form 8-K filed with the Commission on January 7, 2009 (File No. 1-13436) and incorporated herein by reference.

12	Filed as an exhibit to the Company’s Form 8-K filed with the Commission on January 7, 2009 (File No. 1-13436) and incorporated herein by reference.

13	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 2009 (File No. 1-13436), filed with the Commission on August 31, 2009 and incorporated herein by reference.

14	Filed herewith.

Report of Independent Registered Public Accounting Firm

Board of Directors

Teletouch Communications, Inc.

Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of Teletouch Communications, Inc. as of May 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Teletouch Communications, Inc., at May 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Houston, Texas

August 31, 2009

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

ASSETS

	May 31,
	2009	2008
CURRENT ASSETS:
Cash	$4,642	$4,729
Certificates of deposit-restricted	300	400
Accounts receivable, net of allowance of $486 at May 31, 2009 and $480 at May 31, 2008	5,853	8,185
Unbilled accounts receivable	3,002	3,135
Inventories, net of reserve of $242 at May 31, 2009 and $263 at May 31, 2008	1,547	2,401
Notes Receivable	903	—
Prepaid expenses and other current assets	652	829

Total Current Assets	16,899	19,679

LONG-TERM RECEIVABLE -RELATED PARTY	—	250

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $7,118 at May 31, 2009 and $7,253 at May 31, 2008	2,949	3,210

GOODWILL	343	343

INTANGIBLE ASSETS, net of accumulated amortization of $7,996 at May 31, 2009 and $7,169 at May 31, 2008	4,165	5,087

TOTAL ASSETS	$24,356	$28,569

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	May 31,
	2009	2008
CURRENT LIABILITIES:
Accounts payable	$11,167	$10,156
Accounts payable-related party	95	62
Accrued expenses and other current liabilities	6,790	6,547
Current portion of long-term debt	1,313	9,727
Deferred revenue	339	400
Current portion of redeemable common stock purchase warrants	—	1,800

Total Current Liabilities	19,704	28,692

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	15,103	7,429
Redeemable common stock purchase warrants	—	1,200

Total Long Term Liabilities	15,103	8,629

TOTAL LIABILITIES	34,807	37,321

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT:
Common stock, $.001 par value, 70,000,000 shares authorized, 49,916,189 shares issued and 49,051,980 shares outstanding at May 31, 2009 and 2008	50	50
Additional paid-in capital	50,947	50,724
Treasury stock, 864,209 shares held at May 31, 2009 and 2008	(185)	(185)
Accumulated deficit	(61,263)	(59,341)

Total Shareholders’ Deficit	(10,451)	(8,752)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$24,356	$28,569

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share amounts)

	Year Ended May 31,
	2009	2008
Operating revenues:
Service, rent, and maintenance revenue	$27,210	$28,902
Product sales revenue	18,647	25,621

Total operating revenues	45,857	54,523

Operating expenses:
Cost of service, rent and maintenance (exclusive of depreciation and amortization included below)	8,784	10,367
Cost of products sold	17,332	22,831
Selling and general and administrative	17,676	20,677
Depreciation and amortization	1,406	1,524
Gain on forgiveness of trade payable obligation	—	(3,824)
Gain on disposal of assets	(13)	(36)

Total operating expenses	45,185	51,539

Operating income from operations	672	2,984

Other expenses:
Debt guarantee termination fee	—	(2,000)
Interest expense, net	(2,330)	(3,895)

Loss from operations before income tax expense	(1,658)	(2,911)
Income tax expense	264	164

Net loss	$(1,922)	$(3,075)

Basic and diluted loss per share of comon stock	$(0.04)	$(0.06)

Weighted average shares outstanding:
Basic and diluted	49,051,980	48,871,706

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended May 31,
	2009	2008
Operating Activities:
Net loss	$(1,922)	$(3,075)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,406	1,524
Non-cash compensation expense	223	110
Non-cash interest expense (income)	(45)	1,711
Non-cash gain on forgiveness of a trade payable obligation to AT&T	—	(3,824)
Provision for losses on accounts receivable	735	1,006
Provision for inventory obsolescence	267	146
Gain on disposal of assets	(13)	(36)
Write off of loan costs	—	86
Debt guarantee termination payment	—	2,000
Changes in operating assets and liabilities:
Accounts receivable, net	1,635	(2,037)
Inventories	512	311
Notes receivable	16	—
Prepaid expenses and other assets	177	(3)
Accounts payable	1,044	(5,053)
Accrued Expenses and other current liabilities	243	934
Deferred revenue	(61)	(46)

Net cash provided by (used in) operating activities	4,217	(6,246)

Investing Activities:
Purchases of property and equipment	(229)	(254)
Redemption of certificates of deposit	100	11
Net proceeds from sale of assets	18	31
Issuance of notes receivable	(453)	—

Net cash used in investing activities	(564)	(212)

Financing Activities:
Deferred financing costs	—	(153)
Net proceeds from (payments on) borrowings	(1,532)	989
Proceeds from long-term debt	250	4,863
Payments on short-term debt	(224)	(29)
Payments on long-term debt	(734)	(367)
Payment of debt guarantee termination fee	—	(2,000)
Payments on redeemable common stock purchase warrants	(1,500)	—
Proceeds from stock issuance	—	60

Net cash provided by (used in) financing activities	(3,740)	3,363

Net decrease in cash	(87)	(3,095)
Cash at beginning of year	4,729	7,824

Cash at end of year	$4,642	$4,729

Supplemental Cash Flow Data:
Cash payments for interest	$2,388	$2,206

Cash payments for income taxes	$246	$—

Non-Cash Transactions:
Transfer of long-term receivable-related party to notes receivable	$421	$—

Transfer of redeemable common stock purchase warrants to long-term debt	$1,500	$—

Payment of debt through capital contribution	$—	$11,540

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(In Thousands Except Number of Shares)

	Preferred Stock								Additional				Total
	Series A		Series B		Series C		Common Stock		Paid-In	Treasury Stock		Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	(Deficit)	(Deficit)
Balance at May 31, 2007	—	—	—	—	—	—	49,416,189	$49	$39,015	864,209	$(185)	$(56,266)	$(17,387)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,075)	(3,075)
Isssuance of common stock related to exercise of stock options	—	—	—	—	—	—	500,000	1	59	—	—	—	60
Capital contribution from parent related to assumption of debt	—	—	—	—	—	—	—	—	11,540	—	—	—	11,540
Compensation earned under employee stock option plan	—	—	—	—	—	—	—	—	110	—	—	—	110

Balance at May 31, 2008	—	—	—	—	—	—	49,916,189	50	50,724	864,209	(185)	(59,341)	(8,752)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,922)	(1,922)
Compensation earned under employee stock option plan	—	—	—	—	—	—	—	—	223	—	—	—	223

Balance at May 31, 2009	—	—	—	—	—	—	49,916,189	$50	$50,947	864,209	$(185)	$(61,263)	$(10,451)

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF BUSINESS

Nature of Business: Teletouch Communications, Inc. was incorporated under the laws of the State of Delaware in July 1994 and its corporate headquarters are in Fort Worth, Texas. References to Teletouch or the Company as used throughout this document means Teletouch Communications, Inc. or Teletouch Communications, Inc. and its subsidiaries, as the context requires.

For over 40 years, Teletouch has offered a comprehensive suite of telecommunications products and services under the Teletouch, AT&T® and T-Mobile® brands, including cellular, two-way radio, GPS-telemetry, wireless messaging and public safety/emergency response products and services. Teletouch operates approximately 25 retail stores and service locations in Texas and Oklahoma. Locations include both “Teletouch” and “Hawk Electronics” branded in-line, kiosk and free-standing stores. The Teletouch branded locations offer wireless services from T-Mobile, and, for the Company’s own two-way radio network. Through Teletouch’s wholly owned subsidiary, Progressive Concepts, Inc. (“PCI”), the Company’s Hawk Electronics brand is a Master Distributor and Authorized Provider of AT&T Mobility (voice, data and entertainment) to consumers, businesses and government agencies. For over 35 years, PCI has offered various communications services on a direct bill basis to today with approximately 73,000 cellular subscribers, as well as consumer electronics products and services through its stores, its own network of Hawk-branded sub-agents stores; its own direct sales force and on the Internet at various sites, including its primary consumer-facing sites: www.hawkelectronics.com and www.hawkexpress.com. The Company handles all aspects of the wireless customer relationship, including:

•	Initiating and maintaining all subscribers’ cellular, two-way radio and other service agreements;

•	Determining credit scoring standards and underwriting new account acquisitions;

•	Handling all billing, collections, and related credit risk through its own proprietary billing systems;

•	Providing all facets of real-time customer support, using a proprietary, fully integrated Customer Relationship Management (CRM) system through its own 24x7x365 call centers and the Internet.

In addition, PCI operates a national wholesale distribution business, “PCI Wholesale,” which serves major carrier agents, rural cellular carriers, smaller consumer electronics and automotive retailers and auto dealers throughout the country, with ongoing product and sales support through www.pciwholesale.com and www.pcidropship.com, among other sites. Teletouch also sells safety and emergency response vehicle products and services under the brand “Teletouch EVP” (Emergency Vehicle Products) directly and through www.teletouchevp.com. Teletouch periodically acquires minority equity positions in cellular-related technology companies, including most recently, Apple, Inc., iPhone mobile applications developer and provider, Redmond, WA-based Mobui Corporation; www.mobui.com.

Principles of Consolidation: The consolidated financial statements include the accounts of Teletouch and its wholly owned subsidiaries (together, “Teletouch” or the “Company”). Teletouch Communications, Inc. owns all of the shares of Progressive Concepts, Inc., a Texas corporation (“PCI”), Teletouch Licenses, Inc., a

Delaware corporation (“TLI”), Visao Systems, Inc., a Delaware corporation (“Visao”) and TLL Georgia, Inc., a Delaware corporation (“TLLG”). PCI is the primary operating business of Teletouch. TLI is a company formed for the express purpose of owning all of the FCC licenses utilized by Teletouch in its two-way network. Visao is a company formed to develop and distribute the Company’s telemetry products, which as of the date of this Report are no longer being sold. Currently Visao is being maintained as a shell company with no operations. TLLG was formed for the express purpose of entering into an asset purchase agreement with Preferred Networks, Inc. in May 2004 and ceased operations following the sale of the Company’s paging business in August 2006. TLLG is currently a shell company. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Certificates of Deposit-Restricted: From time to time, the Company is required to issue standby letters of credit to it suppliers to secure purchases made under the credit terms provided by these suppliers. The Company deposits funds into a certificate of deposit and instructs that bank to issue the standby letter of credit to the supplier’s benefit. All such funds are reported as restricted funds until such time as the supplier releases the letter of credit requirement. As of May 31, 2009 and May 31, 2008, the Company had $300,000 and $400,000, respectively, of cash certificates of deposit securing standby letters of credit with its suppliers.

Allowance for Doubtful Accounts: The Company performs periodic credit evaluations of its customer base and extends credit to virtually all of its customers on an uncollateralized basis.

In determining the adequacy of the allowance for doubtful accounts, management considers a number of factors, including historical collections experience, aging of the receivable portfolio, financial condition of the customer and industry conditions. The Company considers account receivables past due when customers exceed the terms of payment granted to them by the Company. The Company writes-off its fully reserved accounts receivable when it has exhausted all collection efforts which is generally within 90 days following the last payment received on the account.

Accounts receivable are presented net of an allowance for doubtful accounts of $486,000 and $480,000 at May 31, 2009 and May 31, 2008, respectively. Based on the information available to the Company, management believes the allowance for doubtful accounts as of those periods are adequate. However, actual write-offs may exceed the recorded allowance.

Reserve for Inventory Obsolescence: Inventories are stated at the lower of cost (primarily on a moving average basis), which approximates actual cost determined on a first-in, first-out (“FIFO”) basis, or fair market value and are comprised of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors including recent sales trends, industry market conditions and economic conditions. In assessing the reserve, management also considers price protection credits the Company expects to recover from the vendor. In addition, management establishes specific valuation allowances for discontinued inventory based on its prior experience liquidating this type of inventory. Through the Company’s wholesale distribution channel, it is successful in liquidating the majority of any inventory that becomes obsolete. The Company has many different electronics suppliers, all of which provide reasonable notification of model changes, which allows the Company to minimize its level of discontinued or obsolete inventory. Inventories are stated on the Company’s consolidated balance sheet net of a reserve for obsolescence of $242,000 and $263,000 at May 31, 2009 and May 31, 2008, respectively. Actual results could differ from those estimates.

The following table reflects the components of finished goods inventory at May 31, 2009 and May 31, 2008 (in thousands):

	May 31, 2009			May 31, 2008
	Cost	Reserve	Net Value	Cost	Reserve	Net Value
Phones and related accessories	$726	$—	$726	$1,262	$—	$1,262
Automotive products	501	—	501	621	—	621
Satellite products	20	—	20	29	—	29
Two-way products	527	(113)	414	563	(39)	524
Other	15	—	15	189	—	189

Total inventory and reserves	1,789	(113)	1,676	2,664	(39)	2,625

General obsolescence reserve	—	(129)	(129)	—	(224)	(224)

Total inventory and reserves	$1,789	$(242)	$1,547	$2,664	$(263)	$2,401

Property and Equipment: Property and equipment is recorded at cost. Depreciation is computed using the straight-line method. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Upon the sale or abandonment of an asset, the cost and related accumulated depreciation are removed from the Company’s balance sheet, and any gains or losses on those assets are reflected in the accompanying consolidated statement of operations of the respective period. The straight-line method with estimated useful lives is as follows:

Buildings and improvements	5-30 years
Two-way network infrastructure	5-15 years
Office and computer equipment	3- 5 years
Signs and displays	5-10 years
Other equipment	3-5 years
Leasehold improvements	Shorter of estimated useful life or term of lease

Intangible Assets: Intangible assets are comprised of certain definite lived assets as well as a single indefinite lived asset, which is goodwill. Indefinite lived intangible assets are not amortized but evaluated annually (or more frequently) for impairment under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Definite lived intangible assets, including capitalized loan origination costs, wireless contract acquisition costs and FCC license acquisition costs, are amortized over the estimated useful life of the asset and reviewed for impairment upon any triggering event that gives rise to any question as to the assets’ ultimate recoverability as prescribed under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

For the years ended May 31, 2009 and 2008, the Company evaluated the carrying value of its goodwill associated with its two-way business and has concluded that no impairment of its goodwill is required these years. The Company estimates the fair value of its two-way business using a discounted cash flow method. No changes have occurred in the two-way business during 2009 or 2008 that indicated any impairment of the goodwill. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. In evaluating impairment we estimate the sum of the expected future cash flows derived from such goodwill. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. A significant change in cash flows in the future could result in an additional impairment of goodwill.

Definite Lived Intangible Assets: Definite lived intangible assets consist of the cellular distribution agreements with AT&T Mobility (“AT&T”) and the related cellular subscriber base, FCC licenses, internally developed software and loan origination costs, several of which were recorded at the date of acquisition (during 2001) of

PCI by its former parent, Progressive Concepts Communications, Inc. (“PCCI”), a Delaware corporation and a company controlled by Robert McMurrey, Chairman and Chief Executive Officer of Teletouch. Intangible assets are carried at cost less accumulated amortization. Amortization on the wireless contracts is computed using the straight-line method over the contract’s life. The estimated useful lives for the intangible assets are as follows:

AT&T distribution agreements and subscriber bases	1-13 years
FCC licenses	9 years
Non-compete agreements	5 years
Internally developed software	3 years

The Company defers certain direct costs in obtaining loans and amortizes such amounts using the straight-line method over the expected life of the loan, which approximates the effective interest method as follows:

Loan origination costs	2-5 years

The wireless contract intangible assets represent certain contracts that the Company has with its cellular carrier, AT&T, under which the Company is allowed to provide cellular services to its customers. Although the Company has sustained losses over the past several years, management has evaluated this asset in light of the fair value of each of the cellular subscribers that the Company services. Included in the provisions of the primary contract with AT&T (Dallas/Fort Worth market) is a buy-back/penalty provision, which quantifies a value of the subscriber base if AT&T were to terminate the contracts with the Company. Under the terms of the Dallas/Fort Worth market distribution agreement with AT&T, at the expiration of the agreement (August 31, 2009), AT&T must continue to provide airtime to the Company as long as the subscribers choose to remain on service, or at AT&T’s option, AT&T can buy-back the subscribers from the Company for $1,000 per subscriber line. This buy-back value contained in the contract significantly exceeds the carrying value of the asset at all periods presented herein. Additionally, in August 2007 the Company obtained an independent valuation of the customer base, which also exceeds the carrying value of this asset at all periods presented herein.

Amortization of distribution agreements, subscriber bases, FCC licenses and internally developed software is considered operating expense and included in “Depreciation and Amortization” in the accompanying consolidated statements of operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life.

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

The Company’s review of the carrying value of its tangible long-lived assets at May 31, 2009 and May 31, 2008 indicates that the carrying value of these assets will be recoverable through estimated future cash flows. Because of the sustained losses the Company has incurred during the past several years, the Company also reviewed the market value of the assets. In support of the cash flows approach to this evaluation, the market value review also indicates that the carrying value at each period presented herein is not impaired. If the cash flow estimates, or the significant operating assumptions upon which they are based change in the future, the Company may be required to record impairment charges related to its long-lived assets.

Provision for Income Taxes: The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences, net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods. As of May 31, 2009 and May 31, 2008, the Company has recorded a valuation allowance against the full amount of its net deferred tax assets since it does not forecast taxable income for fiscal year 2010 nor is the Company able to reasonably forecast taxable income beyond next year. The inability to foresee taxable income in future years makes it more likely than not that the Company will not realize its recorded deferred tax assets in future periods.

When the Company is charged interest or penalties related to income tax matters, the Company records such interest and penalties as interest expense in the consolidated statement of operations. As of May 31, 2009, the Company had an immaterial amount of interest and penalties recognized and accrued.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) an interpretation of FASB Statement No. 109 on June 1, 2007. No material adjustment in the liability for unrecognized income tax benefits was recognized as a result of the adoption of FIN 48. At May 31, 2009 the Company’s unrecognized income tax benefits, primarily the result of loss carryforwards, had a full valuation allowance.

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

Revenues and related costs generated through the Company’s billing services are recognized during the period in which the service is rendered. Associated acquisition costs are expensed as incurred. For the Company’s product sales, revenue is recognized at the time of shipment, the customer takes title and assumes risk of loss, terms are fixed and determinable and collectibility is reasonably assured. The Company does not generally grant rights of return. However, PCI offers customers a 30 day return/exchange program for new cellular subscribers in order to match programs put in place by most of the other cellular carriers. During the 30 days, a customer may return all cellular equipment and cancel service with no penalty. Reserves for returns, price discounts and rebates are estimated using historical averages, open return requests, recent product sell-through activity and market conditions. No reserves have been recorded for the 30 day cellular return program since only a very small number of customers utilize this return program and many fail to meet all of the requirements of the program, which include returning the phone equipment in new condition with no visible damage.

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

Concentration of Credit Risk: Teletouch provides cellular and other wireless telecommunications services to a diversified customer base of small to mid-size businesses and individual consumers, primarily in the Dallas / Fort Worth and San Antonio markets in Texas. In addition, the Company sells cellular equipment and consumer electronics products to large base of small to mid-size cellular carriers, agents and resellers as well as a large group of smaller electronics and car audio dealers throughout the United States. As a result, no significant concentration of credit risk exists. The Company performs periodic credit evaluations of its customers to determine individual customer credit risks and promptly terminates services for nonpayment.

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

Advertising and Pre-opening Costs: Labor costs, costs of hiring and training personnel and certain other costs relating to the opening of new retail locations are expensed as incurred. Additionally, advertising costs are expensed as incurred although the Company is partially reimbursed based on various vendor agreements. Advertising and promotion costs were $727,000 and $1,284,000 for the years ended May 31, 2009 and 2008, respectively.

Stock-based Compensation: At May 31, 2009, the Company had two stock-based compensation plans for employees and nonemployee directors, which authorize the granting of various equity-based incentives including stock options and stock appreciation rights.

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

The effect of recording stock-based compensation for the twelve months ended May 31, 2009 and 2008 was as follows:

(In thousands, except per share data)	Twelve Months Ended May 31, 2009	Twelve Months Ended May 31, 2008
Stock based compensation expense by type of award:
Management stock options	$199	$100
Director stock options	24	10

Total stock based compensation	$223	$110
Tax effect on stock-based compensation	—	—
Tax effect on net loss	—	—
Stock based compensation included in net loss	$223	$110

Effect on loss per common share - basis and diluted	$(0.005)	$(0.002)

SFAS No. 123(R) requires cash flows resulting from excess tax benefits to be classified as a financing activity. Excess tax benefits are realized from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits as a result of adopting SFAS 123(R) in the 12 months ended May 31, 2009 and 2008 because the Company provided for a full valuation on future tax benefits realized in the United States for both years until it can sustain a level of profitability that demonstrates its ability to utilize the assets.

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. For the 12 months ended May 31, 2009 and May 31, 2008, the Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option pricing model. The Company has determined that the best measure of expected volatility is based on the historical daily volatility of the Company’s common stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for options issued in fiscal year 2009 ranged from 172.55% to 173.71% and in 2008 were 140.79%. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107 with the continued use of this method extended under the provisions of Staff Accounting Bulletin No. 110. Under this formula, the expected term is equal to: ((weighted-average vesting term + original contractual term)/2). The expected term used by the Company as computed by this method for options issued in fiscal year 2009 ranged from 5.0 to 6.0 years, and the term for options issued in fiscal year 2008 was 5.50. The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for options issued in fiscal year 2009 ranged from 3.39% to 3.54% and the interest rate for options issued in fiscal year 2008 was 3.35%. Dividend yield is zero for both 2009 and 2008 options as the Company does not expect to declare any dividends on its common shares in the foreseeable future.

In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption. The Company has estimated an annualized forfeiture rate of 0.0% for the stock options granted to senior management and the Company’s directors in 2009 and 2008. The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

Options exercisable at May 31, 2009 and 2008 totaled 1,424,326 and 1,078,656, respectively. The weighted-average exercise price per share of options exercisable at May 31, 2009 and 2008 was $0.38 and $0.41, respectively, with remaining weighted-average contractual terms of approximately 6.2 years and 6.5 years, respectively.

The weighted-average grant date fair value of options granted during the 12 months ended May 31, 2009 was $0.19.

At May 31, 2009, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $325,000, which will be amortized over the weighted-average remaining requisite service period of 2.0 years.

Income (loss) Per Share: Basic income (loss) per share (“EPS”) is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding and potential shares outstanding. During 2002, the Company issued 6,000,000 redeemable common stock purchase warrants, which remained outstanding as of May 31, 2008 (see Note 8 - “Long-Term Debt” for discussion of May 2008 agreement to redeem common stock purchase warrants and redemption in June 2008). These securities, prior to their conversion, are considered to be “Participating Securities” under Statement of Financial Accounting Standards No. 128 (“SFAS 128”) for EPS calculations. The redeemable common stock purchase warrants are considered Participating Securities because the common stock underlying these securities participates in dividends (if declared) at the same rate as the common shareholders. Although these securities meet the definition of Participating Securities under EITF 03-06, since they participate in dividends, there is no contractual obligation for the security holders of the warrants to share in the losses of the Company. Due to the fact the Company reported a net loss in fiscal year 2008 and since the warrants were redeemed and converted to debt in the first quarter of fiscal year 2009, they have not been included in the basic loss per share calculations.

Under guidance from SFAS 128, the following securities were outstanding but were not included in the computation of diluted loss per share due to losses from the Company’s continuing operations for fiscal years ended May 31, 2009 and 2008.

	2009	2008
Common stock options	3,910,815	1,565,323
Common stock purchase warrants	—	6,000,000

	3,910,815	7,565,323

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB No. 162” (“SFAS 168”). This Statement replaces FASB No. 162 to identify the sources of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The provisions of SFAS 168 are effective for the Company’s interim and annual periods after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material impact on its financial statements.

In May 2009, the FASB issued SFAS 165, “Subsequent Events” (“SFAS 165”). SFAS 165 requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, SFAS 165 requires an entity to disclose the date through which subsequent events have been evaluated. SFAS 165 is effective for the Company on June 1, 2009 and is required to be applied prospectively. The Company does not expect the adoption of SFAS 165 to have a material impact on its financial statements.

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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company did not adopt SFAS 157 due to the issuance of FASB Staff Position (“FSP”) FAS 157-2 (described below).

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date for FASB Statement 157” (“FSP FAS 157-2”). This FSP permits the delayed application of SFAS 157 for nonfinancial assets and nonfinancial liabilities, as defined in this FSP, except for those that are recognized or disclosed at fair value in the financial statements at least annually. This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Nonfinancial assets and nonfinancial liabilities principally consist of intangible assets acquired through business combinations, long-lived assets when assessing potential impairment, and liabilities associated with restructuring activities. The Company does not expect the adoption of FSP FAS 157-2 to have a material impact on its financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS 154, “Accounting Changes and Error Corrections” (“SFAS 154”). However, the disclosure provisions in SFAS 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The Company did not have any assets or liabilities that would be recognized or disclosed on a fair value basis as of May 31, 2009.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). This FSP provides additional guidance for estimating fair value in accordance with SFAS 157 when there has been a significant decrease in market activity for a financial asset. An entity is required to base its conclusion about whether a transaction was distressed on the weight of the evidence presented. This FSP also re-affirms that the objective of fair value, when the market for an asset is not active, is the price that would be received to sell the asset in an orderly market (as opposed to a distressed or forced transaction). Additional enhanced disclosures are also required in accordance with this FSP. FSP FAS 157-4 must be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its financial statements.

NOTE 3 – RELATIONSHIP WITH CELLULAR CARRIER

The Company is party to six distribution agreements with AT&T Mobility, its successors and assigns, which provide for the Company to distribute AT&T wireless services, on an exclusive basis, in major markets in Texas and Arkansas, including the Dallas-Fort Worth, Texas Metropolitan Statistical Area (“MSA”), San

Antonio, Texas MSA, Austin, Texas MSA, Houston, Texas MSA, East Texas Regional MSA and Arkansas, including primarily the Little Rock, Arkansas MSA. The distribution agreements permit the Company to offer AT&T cellular phone service with identical pricing characteristics to AT&T and provide billing customer services to its customers on behalf of AT&T in exchange for certain predetermined compensation and fees, which are primarily in the form of a revenue sharing of the core wireless services the Company bills on behalf of AT&T. In addition, the Company bills the same subscribers’ several additional features and products that it offers and retains all revenues and gross margins related to those certain services and products, typically at higher margins than that generated by the carrier’s features and products.

The Company is responsible for all of the billing and collection of cellular charges from its customers and remains liable to AT&T for pre-set percentages of all AT&T related cellular service customer billings. Because of the volume of business transacted with AT&T, as well as the revenue generated from AT&T services, there is a significant concentration of credit and business risk involved with having AT&T as a primary vendor. The Company’s largest distribution agreement with AT&T for the Dallas/Fort Worth, Texas MSA was amended effective September 1, 1999 with an initial term of 10 years (the “DFW Agreement”). The DFW Agreement provides for two 5-year extensions unless either party provides written notice to the other party at least six months prior to the expiration of the initial term or the additional renewal term. Specifically, under the terms of its distribution agreement with AT&T, the Company is allowed to continue to service its existing Subscribers (defined as the Company’s activated cellular numbers) at the time of expiration until the subscribers, of their own free will, independently and without any form of encouragement or inducement from AT&T, have their services terminated with the Company.

The initial term of the DFW Agreement will expire on August 31, 2009, and the Company received the required six month notice from AT&T in February 2009 stating they will not extend the DFW Agreement in its current form with the Company beyond the expiration date. As a result of the natural expiration of the DFW Agreement, the exclusivity requirements under this agreement will terminate in August 2009, which will allow the Company to expand its cellular offerings in the previously AT&T exclusive areas, under new agreements with one or more carriers. However, AT&T has indicated to the Company they would like to maintain a long-term relationship with the Company, under new agreements that would, at a minimum, maintain the Company’s exclusivity with AT&T in all of the markets the Company currently serves under its various AT&T agreements. The Company and AT&T are currently in discussions on how to structure such new agreements. However, the Company may or may not determine that maintaining an exclusive relationship with AT&T is in its best interests.

Further, the challenges posed by ongoing cellular customer migration to the iPhone, have caused a decline in AT&T-related gross cellular subscription billing revenues. Since the launch of the iPhone in June of 2007, the Company has experienced higher than historical AT&T-induced subscriber attrition rates due to customers wanting to acquire the iPhone. The Company has been prohibited by AT&T from selling the iPhone or servicing its own subscribers desiring an iPhone, which has required any of the Company’s customers desiring an iPhone to move their Company-provided billing services to AT&T’s own billing platform.

Most importantly, with respect to the Company’s primary distribution agreement with AT&T, Management believes that there will be no material affect on these revenues for the foreseeable future, i.e., above the impact on revenues already being recognized through customer attrition.

The Company reports its revenues related to the AT&T services on a net basis in accordance with EITF 99-19 as follows (in thousands):

	Year Ended May 31,
	2009	2008
Gross service, rent and maintenance billings	$61,360	$65,176
Net revenue adjustment (revenue share due to AT&T)	(34,150)	(36,274)

Net service, rent and maintenance revenue	$27,210	$28,902

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

In the Settlement the Company had asserted that it had incurred damages in connection with alleged actions of AT&T in connection with the Distribution Agreement between both parties effective September 1, 1999, as amended by the Amendment to Distribution Agreement effective November 12, 1999 (the “Distribution Agreement”). The Company’s claims related to the recovery of amounts previously remitted and/or owed to AT&T with respect to intracompany roaming costs and/or charges. These intracompany roaming charges were assessed as the Company’s customers were traveling outside their home calling area but still remained in an area covered by cellular systems owned by AT&T. In connection with the allegation, the Company had asserted claims with regard to reimbursement of amounts previously remitted and disputed the amounts owed with respect to such intracompany roaming costs and/or charges. In addition to the claims related to intracompany roaming costs and/or charges, the Company had asserted claims related to various other actions, including but not limited to equipment and availability, rate plan disclosures, additional distribution, the provisions of billing and usage information, claims related to the customers billed by the Company, along with other dealings and transactions between both parties and those arising out of and in connections with the Distribution Agreement (the “Dispute”). Also in the Settlement, AT&T denied liability with respect to the Dispute.

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

As a result, the Company recognized a gain of $3,824,000 in June 2007 associated with the reversal of previously recognized accrued liabilities. The gain is recorded separately as an offset to Operating Expenses and reported on the Company’s consolidated statement of operations as “Gain on forgiveness of trade payable obligation” in the Company’s consolidated statements of operations.

The Settlement also contained other provisions customary for agreements of this nature.

NOTE 4 – NOTES RECEIVABLE

Notes Receivable at May 31, 2009 and 2008 consisted of the following (in thousands):

	May 31, 2009	May 31, 2008
Mobui Note	$441	$—
Air-bank Note	439	—
Other	23	—

	$903	$—

Mobui Note: In October 2008, Teletouch agreed to provide certain financing to Mobui Corporation, a privately held Washington corporation (“Mobui”), in exchange for an equity position in the company. Mobui was founded in July 2008 and is an advanced mobile applications development and content delivery company with a growing catalogue of proprietary mobile applications, content and delivery platforms, including those for the Apple, Inc.’s iPhone, Research In Motion Ltd.’s Blackberry devices, the new Google, Inc. Android G1, among hundreds of other handset types from virtually all leading manufacturers.

On October 3, 2008, Teletouch loaned to Mobui an initial $60,000 in return for a promissory note payable bearing an annual interest rate of 14% with all principal and accrued interest payable due upon demand of Teletouch anytime after November 2, 2008 (the “Mobui Note”). The Note is secured by substantially all of the assets of Mobui, excluding certain intellectual property, and by personal guarantee from the founder of Mobui.

Through October 30, 2008, Teletouch provided 3 additional rounds of financing for Mobui totaling $190,000 and the Mobui Note was amended each time to reflect the new principal balance as of that funding. On October 30, 2008, Teletouch received the third amended Mobui Note payable to Teletouch on demand after November 10, 2008 in the amount of $250,000 plus all accrued and unpaid interest. All other terms contained in the third amended Mobui Note remained the same.

On December 22, 2008, Teletouch agreed to a fourth amended Mobui Note under which the maturity date was extended to December 22, 2009 and the annual interest rate was reduced to 12%. As an incentive for Teletouch to enter into the fourth amended Mobui Note, Mobui reimbursed all legal fees incurred by Teletouch in preparing these agreements by transferring title to certain computer assets to Teletouch and issued shares of Mobui common stock to Teletouch.

On January 6, 2009, Teletouch again amended the Mobui Note to reflect an additional funding of $105,000 to Mobui to provide for certain working capital needs by entering into a fifth amended Mobui Note in the revised amount of $355,000. The terms of the fifth amended Mobui Note provided for the repayment of $105,000 in principal and any unpaid accrued interest by February 6, 2009 with the remaining principal and interest continuing to be due on December 22, 2009. To entice Teletouch to enter the fifth amended Mobui Note and provide the additional financing, Mobui issued additional shares of its common stock to Teletouch thereby increasing Teletouch’s minority equity stake in Mobui. In addition, under the modified terms of the fifth amended Mobui Note, Mobui was required to name Thomas A. Hyde, Jr., the Company’s President and Chief Operating Officer, to Mobui’s Board of Directors and provide Teletouch control over Mobui’s depository accounts through the remaining term of the fifth amended Mobui Note.

On January 15, 2009, Teletouch amended the Mobui Note once again to reflect an additional funding of $60,000 to Mobui. The sixth amended Mobui note revised the total Mobui Note amount to $415,000 and provided for the repayment of $165,000 in principal and any unpaid accrued interest by July 15, 2009. The remaining principal and interest continues to be due on December 22, 2009. Since Teletouch agreed to enter into a sixth amended Mobui Note, Mobui again issued additional shares of its common stock to the Company, which increased Teletouch’s minority equity position in Mobui.

As of May 31, 2009, the total principal and accrued interest due under the Mobui Note is approximately $441,000, which is reported as a current asset on the Company’s balance sheet. As of the date of this report, Mobui paid the $415,000 principal amount owed under Mobui Note while the accrued interest against the Mobui Note continued to remain outstanding to the Company.

Air-bank Note: In 2006 the Company loaned $250,000 to PCCI for the purpose of allowing PCCI to enter into an option agreement with Air-bank, Inc., a non-affiliated prepaid cellular technology company (“Air-bank”). The $250,000 was to be used to secure a management and option agreement with Air-bank providing PCCI the option to acquire up to 55% interest in Air-bank. Beginning in June 2006 and through fiscal year 2009, the Company also provided certain leased office space to Air-bank. In January 2009, PCCI contributed the receivable due from Air-bank to Teletouch, which assigned all claims to the receivable to the Company to retire all of its intercompany obligations due to the Company. In addition Air-bank owed the Company other balances due to certain operating expenses paid by the Company on its behalf. In January 2009, the Company converted all amounts due from Air-bank into a single promissory note with an annual interest rate of 15% and secured by all of the assets of Air-bank (the “Air-bank Note”). The initial maturity date of the Air-bank Note was March 31, 2009 with a $250,000 principal payment due at that date with any remaining principal balance and all unpaid accrued interest due on June 30, 2009. As of May 31, 2009 the total principal and interest due under the Air-bank Note is approximately $439,000.

In April 2009, the Company initiated foreclosure proceedings on the assets of Air-bank since they could not make the principal and accrued interest payments within the terms set forth in the promissory note. On July 24, 2009, the assets of Air-bank were sold in a public auction to the Company in exchange for $460,000 of the balance due under the Air-bank Note. The assets the Company obtained included a hotspot network communication patent, a certificate of deposit and various telecommunication and computer equipment. The Company believes the fair value of the assets obtained from the Air-bank foreclosure is in excess of the balance of the note recorded in the Company’s financials at May 31, 2009.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment at May 31, 2009 and 2008 consisted of the following (in thousands):

	May 31, 2009	May 31, 2008
Land	$774	$774
Buildings and leasehold improvements	3,151	3,168
Two-way network infrastructure	1,177	3,538
Office and computer equipment	3,207	836
Signs and displays	1,385	1,737
Other	373	410

	$10,067	$10,463
Less:
Accumulated depreciation	(7,118)	(7,253)

	$2,949	$3,210

Depreciation expense was $484,000 and $646,000 in fiscal years 2009 and 2008, respectively.

The following table contains the property and equipment by estimated useful life, net of accumulated depreciation as of May 31, 2009 (in thousands):

	Less than 3 years	3 to 4 years	5 to 9 years	10 to 14 years	15 to 19 years	20 years and greater	Total Net Value
Buildings and leasehold improvements	$52	$23	$150	$—	$10	$1,253	$1,488
Two-way network infrastructure	44	37	234	—	—	—	315
Office and computer equipment	122	111	13	—	—	—	246
Signs & displays	60	17	—	—	—	—	77
Other	17	32	—	—	—	—	49
Land	—	—	—	—	—	774	774

	$295	$220	$397	$—	$10	$2,027	$2,949

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible Assets with Indefinite Lives: The reported goodwill of the Company at May 31, 2009 and 2008 relates entirely to the two-way radio segment and was purchased in the acquisition of the assets of DCAE, Inc., which was completed in January 2004. The Company reported goodwill of $343,000 on its consolidated balance sheet at May 31, 2009 and 2008.

Intangible Assets with Definite Lives: The following is a summary of the Company’s intangible assets as of May 31, 2009 and 2008 that are subject to amortization (in thousands):

	May 31, 2009			May 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Wireless contracts and subscriber bases	$10,258	$(6,326)	$3,932	$10,258	$(5,546)	$4,712
FCC licenses	104	(62)	42	104	(50)	54
PCI marketing list	1,235	(1,235)	—	1,235	(1,235)	—
Loan origination fees	394	(203)	191	394	(86)	308
Non-compete agreements	—	—	—	95	(82)	13
Internally developed software	170	(170)	—	170	(170)	—

Balance at May 31, 2009 and May 31, 2008	$12,161	$(7,996)	$4,165	$12,256	$(7,169)	$5,087

Amortization is computed using the straight-line method based on the following estimated useful lives:

Wireless contracts and subscriber bases	1-13 years
FCC licenses	9 years
Loan origination fees	2-5 years
Non-compete agreements	5 years
Internally-developed software	3 years

Total amortization expense for the years ended May 31, 2009, and 2008 was approximately $922,000 and $878,000, respectively.

Estimated annual amortization expense is as follows (in thousands):

	Year Ending May 31,
	2010	2011	2012	2013	2014	Thereafter
Annual amortization expense	$894	$817	$817	$756	$121	$760

NOTE 7 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of (in thousands):

	May 31, 2009	May 31, 2008
Accrued payroll and other personnel expense	$1,882	$1,743
Accrued state and local taxes	885	872
Unvouchered accounts payable	2,826	2,407
Customer deposits payable	585	679
Other	612	846

Total	$6,790	$6,547

NOTE 8 – LONG-TERM DEBT

Long-term debt at May 31, 2009 and 2008 consists of the following (in thousands):

	May 31, 2009	May 31, 2008
Senior debt	$—	$—
Thermo factoring debt	—	9,091
United Commercial Bank debt	2,463	2,552
Jardine Capital Corporation bank debt	635	643
Thermo revolving credit facility	12,117	4,863
Warrant redemption notes payable	1,200	—
Other notes	1	7

Total long-term debt	16,416	17,156
Less: Current portion	(1,313)	(9,727)

Long-term debt, net	$15,103	$7,429

Current portion of long-term debt at May 31, 2009 and 2008 consists of the following (in thousands):

	May 31, 2009	May 31, 2008
Senior debt	$—	$—
Thermo factoring debt	—	9,091
United Commercial Bank debt	102	82
Jardine Capital Corporation bank debt	10	8
Thermo revolving credit facility	—	540
Warrant redemption notes payable	1,200	—
Other notes	1	6

Total current portion of long-term debt	$1,313	$9,727

The following table shows the interest expense recorded against the long-term debt for the fiscal years ended May 31, 2009 and 2008:

(dollars in thousands)	Year Ended May 31,		2009 vs 2008
	2009	2008	$ Change	% Change
Interest Expense
Senior debt	$—	$1,661	(1,661)	-100%
Thermo factoring debt	1,427	1,940	(513)	-26%
Mortgage debt	184	276	(92)	-33%
Thermo revolving credit facility	592	26	566	100%
Common stock purchase warrants	163	—	163	100%
Other	—	3	(3)	-100%

Total interest expense	$2,366	$3,906	$(1,540)

Senior Debt: Effective April 15, 2004, Fortress Credit Corporation (“Fortress”) purchased the Original Senior Debt Agreement from LINC. The terms of the loan did not change when Fortress purchased the Original Senior Debt; therefore, the change in debt ownership was accounted for as a debt modification. Fortress simultaneously entered into an Amended and Restated Loan and Security Agreement with PCCI for the purpose of refinancing its Original Senior Debt Agreement and to provide working capital for PCI (the “Senior Debt Agreement”). The Senior Debt Agreement cancelled the existing revolver and replaced it with a new $15,000,000 revolving line-of-credit, which was fully funded on April 15, 2005 (“First Fortress Note”). PCCI paid a non-refundable commitment fee of 2.50% of the loan to Fortress to enter into the amendment. The First Fortress Note had a maturity date of April 14, 2006 and bore interest at a rate of 16% annually, requiring monthly cash interest payments at an interest rate of 10% per annum and allowing accrued interest exceeding 10% (the 6% differential) to be rolled into the principal balance of the loan and its payment to be deferred until the maturity date of the loan.

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

From the maturity date of the Senior debt in April 2006 through August 2006, the Company was in default under the Fortress loan agreement and was in continuing negotiations with Fortress to resolve the payment obligation. As part of the debt restructuring of PCI and the acquisition of PCI by Teletouch, PCI made a payment of $10,000,000 to Fortress, and the $8,700,000 balance of the PCI’s debt obligation to Fortress was assumed by TLLP and secured by shares of Teletouch’s common stock owned by TLLP (the “Senior Debt Restructuring”). As part of the Senior Debt Restructuring, Fortress required that Teletouch and PCI enter into a Transaction Party Agreement (“TPA”) as discussed further below. The Senior Debt was to be repaid by TLLP in full within 12 months or Fortress would have the right to foreclose and convert the outstanding principal and accrued interest into shares of Teletouch’s common stock held by TLLP. Due to the negotiated terms effective August 2006, the senior debt was not in a default status as of May 31, 2007.

At the original maturity date of August 15, 2007, TLLP was unable to repay the obligations but was successful in negotiating extensions through May 15, 2008. The Company was able to extend the maturity date of the obligation on behalf of TLLP by paying Fortress extension fees of approximately $206,000 during fiscal year 2008.

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

Transaction Party Agreement with Fortress: In August 2006, Teletouch and PCI entered into a certain TPA with Fortress. Fortress entered the TPA in its capacities both as agent for certain lenders of and as a lender to TLLP. On August 11, 2006, Fortress conditionally released PCI and its assets from any indebtedness and liens relating to existing debt owed to Fortress by PCI and agreed to look solely to TLLP for the repayment of its debt and imposed a security interest on the assets of TLLP, including TLLP’s shares of Teletouch common stock. In connection with the August 2006 restructuring of PCI’s debt and the acquisition of PCI by Teletouch, Fortress sought assurances from PCI and Teletouch that neither would take actions which in Fortress’ view had the propensity of reducing the value of Fortress’ security. Those assurances took the legal form of the TPA executed by each of Teletouch and PCI with Fortress. The TPA includes the negative covenants (the “Negative Covenants”) discussed below as well as a provision that in the event of a breach by PCI or Teletouch of any of the Negative Covenants, the claims and liens of the lenders and Fortress against PCI under the Loan Agreement between TLLP and Fortress, will be deemed to have been reinstated to the fullest extent available under law. The Negative Covenants to which Teletouch and PCI agreed to be bound included, among other things, commitments not to:

(i)	incur or assume any indebtedness except for certain permitted debt; debt consented to by Fortress in writing in advance in its sole and absolute discretion; and debt relating to advances from either of PCI to Teletouch or Teletouch to PCI;

(ii)	incur or assume any liens on their properties or assets other than certain permitted liens and existing liens;

(iii)	enter into or be a party to any merger, consolidation, reorganization or exchange of stock or assets or sale of assets (except for certain enumerated transactions, including, but not limited to, the pending sale of Teletouch’s paging assets and PCI reorganization and the Debt Restructuring);

(iv)	except for certain enumerated transactions, sell, assign, transfer, convey or lease any of its properties or assets or those of its subsidiaries (except in the ordinary course of its business consistent with past practice), or any interest in all or any substantial part of its property or that of its subsidiaries, or any of its equity capital or that of its subsidiaries or any other equitable or beneficial interest of any kind of it or any of its subsidiaries, whether now owned or hereafter acquired by it or any of its subsidiaries, in whole or in part, directly or beneficially, or purchase or otherwise acquire all or substantially all of the assets of any other entity or any shares of stock of, or similar interest in, any other Person, provided, however, that the Teletouch Entities may effect sales of assets not in the ordinary course of business in an amount not to exceed in the aggregate $2,000,000;

(v)	make any capital contribution or acquire a beneficial interest in any stock or securities provided, however, that the purchase of short-term investment securities for cash management purposes that are characterized as “cash” or “cash equivalents” under Generally Accepted Accounting Principles shall not be deemed to be a violation of this negative covenant;

(vi)	organize any subsidiaries without Fortress’ prior written consent in its sole and absolute discretion (unless such subsidiaries agreed to be bound by the Negative Covenants);

(vi)	loan, make advances, guarantee or become liable in connection with the obligations or indebtedness, except: (a) as an endorser of negotiable instruments for the payment of money deposited to its bank account for collection in the ordinary course of its business consistent with past practice; (b) trade credit extended in the ordinary course of its business consistent with past practice; (c) the posting of letters of credit, collateralized by cash, issued in the ordinary course of business consistent with past practice and in an aggregate amount outstanding at any time not to exceed $2,000,000; (d) advances made in the usual course of its business to its officers and employees for travel and other out-of-pocket expenses incurred by them on its behalf in connection with such business; or (e) advances made to PCI by Teletouch or by Teletouch to PCI to fund such entity’s ordinary course of operations as presently constituted;

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

Termination of Transaction Party Agreement and Presentation of Senior Debt: On May 16, 2008, Teletouch and PCI were successful in negotiating the termination of the TPA with Fortress for a $2,000,000 payment. Prior to this date, both Teletouch and PCI were bound under the terms of the TPA (as discussed in “Transaction Party Agreement with Fortress”). Due to the termination of the TPA, which removed the spring-back provision included in the agreement, the senior debt was removed from the Company’s financial statements. The assumption of the senior debt was accounted for on the Company’s balance sheet as a contribution of capital from the parent, TLLP. Because of the conditional nature of the release granted by Fortress in August 2006, the Senior Debt continued to be presented as an obligation of the Company through May 15, 2008 even though TLLP, upon its assumption of the debt, was obligated to repay the obligation in August 2006 (as discussed above). In accordance with SFAS 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” PCI had to be legally released from being the primary obligor under the Senior Debt in order to de-recognize this liability. Because of the existence of the TPA which allowed Fortress limited control of PCI and Teletouch and a contingent ability to reinstate the debt at PCI, management believed PCI was not fully released from being the primary obligor under the Senior Debt as contemplated by SFAS 140. Therefore, the Company continued to report the Senior Debt as a liability on its balance sheet until the TPA was terminated in May 2008.

Thermo Factoring Debt: As part of the August 2006 debt restructuring, PCI entered into a new financing facility with Thermo Credit, LLC (“Thermo”) secured by PCI’s accounts receivable, which provided up to approximately $10,000,000 of available borrowing against PCI’s accounts receivable (the “Thermo Factoring Debt”). On August 11, 2006, approximately $6,200,000 was advanced to PCI under the factoring facility, which was primarily used by PCI to make the required payment to Fortress to complete the debt restructuring.

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

The Company’s factoring debt obligation with Thermo has been presented as a current liability on the Company’s consolidated balance sheet at May 31, 2008, in accordance with EITF 95-22, because the factoring agreement requires a lockbox agreement under which customer payments on accounts are directed to a lockbox controlled by Thermo and because certain subjective acceleration rights are retained by Thermo under the agreement. The stated maturity date of the factoring debt is February 2010. As a result of the August 1, 2009 restructuring of its credit facilities with Thermo under which the factoring debt was retired through additional borrowings under an amended revolving credit facility with Thermo (see discussion under “Amended Thermo Revolver” in Note 16, Subsequent Events), the Company has reclassified the $7,493,000 liability under the Thermo Factoring Debt to a long-term liability under the Thermo Revolver as of May 31, 2009 in accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced.”

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

On May 18, 2007, the Company and Thermo amended the Thermo Factoring Debt to increase the overall borrowing limit to $13,000,000, set a fixed discount fee on receivables pledged at 1.45%, extend the termination date of the agreement to August 2009 and allow for certain advances on “in-process billings” (“First Amended Factoring Agreement”). The in-process billings concept arose due to the recurring nature of the cellular billings generated by the Company to customers that are under contracts. Under the terms of the cellular service contracts, customers are required to provide 30 days notice to cancel their service. This cancellation policy provides the Company with one additional month of guaranteed billing under the cellular service contracts if the cancellation notice has not been received prior to generating the current billing (and pledging this future receivable against the Thermo Factoring Debt). Under the terms of the First Amended Factoring Agreement, the Company creates a “pseudo billing” file for the following month’s recurring billing, and Thermo advances against these in-process billings at an initial advance rate of 80% with the advance rate scheduled to step down quarterly through June 2008 to an advance rate at that date of 60% against these in-process billings. The discount fee charged against in-process billings was fixed at 1% under this amendment.

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

As of May 31, 2009, the Company had pledged all of its outstanding receivables and had no additional borrowings available under the Thermo Factoring Debt agreement. However, the Company had an additional credit line of approximately $5,300,000 under the current facility if the receivable borrowing base had been available. As of May 31, 2009, a total of $7,500,000 was outstanding under the Thermo Factoring Debt.

Effective August 1, 2009, the Company restructured its credit facilities with Thermo resulting in the retirement of the Thermo Factoring Debt through additional borrowings made available through an amendment to the Thermo Revolver (see discussion under “Amended Thermo Revolver” in Note 16, Subsequent Events).

United Commercial Bank Debt: Effective May 3, 2007, the Company entered into a loan agreement with United Commercial Bank (the “UCB Debt”) to refinance the Compass Bank Debt in the amount of $2,850,000 at May 31, 2007. As of May 31, 2009, $2,650,000 was funded under this agreement, and $2,463,000 was outstanding. The UCB Debt requires monthly payments of $15,131 and bears interest at the prime rate as published in the Wall Street Journal and adjusted from time to time (3.00% at May 31, 2009). The UCB Debt matures in May 2012. The UCB Debt is collateralized by a first lien on a building and land in Fort Worth, Texas owned by the Company.

Jardine Bank Debt: Effective May 3, 2007, the Company entered into a loan agreements with Jardine Capital Corp. (the “Jardine Bank Debt”) to refinance the Compass Bank Debt in the amount of $650,000. The Jardine Bank Debt requires monthly payments of $7,705, bears interest at 13% and matures in May 2012. The Jardine Bank Debt is collateralized by a second lien on a building and land in Fort Worth, Texas owned by the Company. As of May 31, 2009, a total of $635,000 was outstanding under this agreement.

Thermo Revolving Credit Facility: On April 30, 2008, the Company executed a Loan and Security Agreement with Thermo Credit, LLC, to secure a revolving credit facility providing for initial availability of up to $5,000,000 allowing the Company, on a consolidated basis, to obtain revolving credit loans from Thermo from time to time (the “Thermo Revolver”). Beginning November 30, 2008, the availability under the Thermo Revolver is reduced monthly by an amount equal to the average principal balance outstanding for that month divided by sixty (60) (the “Monthly Step Down”). The annual interest rate on the Thermo Revolver is the lesser of: (a) the maximum non-usurious rate of interest per annum permitted by applicable Louisiana law or (b) the prime rate plus 8%. Under the terms of the Thermo Revolver, the Company must maintain certain financial covenants including a net worth of at least $5,000,000 at each fiscal quarter, a debt service coverage ratio that ranges between 1.00 and 1.25 over the life of the agreement and an operating income no less than zero at any fiscal quarter. The original purpose of the Thermo Revolver was to finance working capital, organizational and other similar needs of Teletouch, including, without limitation, the redemption of the GM Warrants, as discussed below.

In order to secure their repayment obligations under the Thermo Revolver, the Company granted to Thermo a lien and a security interest in substantially all of the Company’s assets, properties, accounts, inventory, goods and the like. In conjunction with the Thermo Revolver, the Company executed a promissory note dated as of the same date payable to the Thermo in the original principal amount of $5,000,000. The Thermo Revolver provides for the monthly payment of interest only through October 31, 2008 and thereafter monthly payments equal to the sum of the Monthly Step Down amount plus any accrued interest. These payments are payable through April 30, 2010 at which date the remaining principal plus any accrued interest are due in full.

On August 29, 2008, the Company amended the Thermo Revolver whereby the principal amount was increased from $5,000,000 to $5,250,000 and all other terms remained unchanged (the “Amended Thermo Revolver”). The purpose of the amendment was to provide additional availability under the loan to allow the Company to complete a lending and investment transaction with Mobui Corporation, a privately held Washington company (“Mobui”). See Note 4 - “Mobui Note” for additional discussion on the Mobui transaction.

As of May 31, 2009, the outstanding principal balance borrowed against the Thermo Revolver was $4,624,000.

Effective August 1, 2009, the Company restructured its credit facilities with Thermo resulting in the retirement of the Thermo Factoring Debt through additional borrowings made available through an amendment to the Thermo Revolver (see discussion under “Amended Thermo Revolver” in Note 16, Subsequent Events).

Warrant Redemption Notes Payable: In November 2002, the Company issued 6,000,000 redeemable common stock purchase warrants as part of a debt restructuring transaction completed in fiscal year 2003 (the “GM Warrants”). At May 31, 2008, the Company had 6,000,000 GM Warrants issued and outstanding. The GM Warrants were exercisable beginning in December of 2005 and terminating in December of 2010. In December of 2007 or earlier upon specific events, the holder of the GM Warrants may require the Company to redeem the warrants at $0.50 per warrant. Because of this mandatory redemption feature, the Company initially recorded the estimated fair value of the GM Warrants as a long-term liability on its consolidated balance sheet and adjusted the amount to reflect changes in the fair value of the warrants, including accretion in value due to the passage of time, with such changes charged or credited to interest expense through the exercise date of the warrants.

As of December 12, 2007, the 12 holders of the collective 6,000,000 outstanding GM Warrants (collectively, the “GM Warrant Holders”) had the right to redeem these warrants for an aggregate amount of $3,000,000 in cash or to convert these warrants into an aggregate amount of 6,000,000 shares of Teletouch’s common stock under the terms of their respective warrant agreements. In December 2007, the Company received redemption notices from all of the holders of the GM Warrants. On May 23, 2008, definitive agreements were executed with each of the 12 holders of the GM Warrants (the “Warrant Redemption Payment Agreements”). The Warrant Redemption Payment provides for (i) an initial payment in the total amount of $1,500,000 payable on or before June 2, 2008, (ii) additional 17 equal monthly payments in the amount of $25,000 each, together with interest on the outstanding principal balance at an annual interest rate of 12% beginning July 1, 2008 and (iii) a final single payment in the amount of $1,075,000 due December 1, 2009 (such payments collectively referred to as the “Payments”). The Payments will be divided among each of the GM Warrant Holders based on their proportionate ownership of the previously outstanding GM Warrants. Teletouch’s obligations to make such payments are evidenced by individual promissory notes (the “GM Promissory Notes”) to each of the GM Warrant Holders. In addition, Teletouch will be required to make accelerated payments to the GM Warrant Holders in the event of (i) a sale of Teletouch’s assets not in the ordinary course of its business or (ii) a change of control. The negotiated agreement also contains certain events of default, mutual releases, covenants and other provisions, which are customary for agreements of this nature.

At May 31, 2007 the market value of the 6,000,000 redeemable common stock warrants was approximately $2,300,000 based on a market closing price of Teletouch’s stock at that date of $0.38 per share; therefore, the redemption value of $3,000,000 more closely approximated the fair value of the GM Warrants at May 31, 2007. As of May 31, 2007, $3,000,000 was recorded as a current liability on the consolidated balance sheet under the caption “Current portion of redeemable common stock purchase warrants.” Due to certain conflicting dates in the May 17, 2002 restructuring agreement that provided for the redeemable warrants and the actual warrant agreements issued to the GM Warrant holders in December 2002, the warrants could have become exercisable on the fifth anniversary of the restructuring agreement, which would have caused these warrants to become fully exercisable on May 17, 2007. Due to this possibility, the Company had recorded the full $3,000,000 liability as of May 31, 2007. As of May 31, 2008, following the execution of the Warrant Redemption Payment Agreements discussed above and in accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced,” the Company reclassified $1,200,000 of its $3,000,000 liability under the redeemable common warrants to a long-term liability (leaving $1,800,000 reported as a current liability) to reflect the refinancing of this debt completed in June 2008 under the Warrant Redemption Payment Agreements. On June 2, 2008, the Company paid the $1,500,000 initial payment to the GM Warrant Holders and executed the 12 promissory notes as contemplated under the Warrant Redemption Agreement discussed above.

Other Notes: The Company enters into various vehicle financing arrangements, as necessary, to purchase vehicles for its service technicians. The terms of these financing arrangements extend between 24 and 48 months, and such notes are fully collateralized by the vehicles purchased.

Maturities: Scheduled maturities of long-term debt outstanding (excluding interest payable) at May 31, 2009 are as follows (in thousands):

	TOTAL	2010	2011	2012
United Commercial Bank debt	2,463	102	105	2,256
Jardine Capital Corporation bank debt	635	10	11	614
Thermo revolving credit facility	12,117	—	—	12,117
Warrant redemption notes payable	1,200	1,200	—	—
Other notes	$1	$1	$—	$—

	$16,416	$1,313	$116	$14,987

NOTE 9 – INCOME TAXES

The components of the Company’s total provision for income taxes for the previous two fiscal years are as follows (in thousands):

	May 31,
	2009	2008
Current	$264	$164
Deferred	—	—

Total provision for income taxes	$264	$164

The Company’s effective tax rate for continuing operations differed from the federal statutory income tax rate as follows (in thousands):

	May 31,
	2009	2008
Income tax benefit at the federal statutory rate	$(564)	$(990)
Effect of valuation allowance	655	1,074
Permanent differences	12	8
State income taxes, net of federal benefit	174	108
Other	(13)	(36)

Income tax provision from operations	$264	$164

Teletouch uses the liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences reverse.

Significant components of the Company’s deferred taxes as of May 31, 2009 and May 31, 2008 are as follows (in thousands):

	May 31,
	2009	2008
Deferred Tax Assets:
Current deferred tax assets:
Accrued liabilities	$748	$433
Deferred revenue	32	34
Inventories	88	87
Bad debt reserve	165	158

	1,033	712
Valuation allowance	(1,033)	(689)

Current deferred tax assets, net of valuation allowance	—	23

Non-current deferred tax assets:
Net operating loss	11,447	11,157
Intangible assets	193	150
Fixed assets	256	288
Licenses	18	21
Other	2	2

	11,916	11,618
Valuation allowance	(11,847)	(11,536)

Non-current deferred tax assets, net of valuation allowance	69	82

Deferred Tax Liabilities:
Current deferred tax liabilities:
Other	—	23

Non-current deferred tax liabilities:
Fixed assets	69	82

Net Current Deferred Tax Asset	$—	$—

Net Non-Current Deferred Tax Asset	$—	$—

The Company has approximately $33,668,000 of net operating losses at May 31, 2009, which are available to reduce the Company’s future taxable income and will expire in the years 2024 through 2029. The utilization of some of these losses may be limited under the applicable provisions of the Internal Revenue Code.

As of June 1, 2007, the Company adopted FIN 48. The current Company policy classifies any interest recognized on an underpayment of income taxes and any statutory penalties recognized on a tax position taken as interest expense in its consolidated statements of operations. There was an insignificant amount of interest and penalties recognized and accrued as of May 31, 2009. The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate for the 12 months ended May 31, 2009, or during the prior three years applicable under FIN 48. The Company has determined it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within 12 months of the adoptions of FIN 48. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Teletouch leases buildings, transmission towers, and equipment under non-cancelable operating leases ranging from one to twenty years. These leases contain various renewal terms and restrictions as to use of the property. Some of the leases contain provisions for future rent increases. The total amount of rental payments due over the lease terms is charged to rent expense on the straight-line method over the term of the leases. The difference between rent expense recorded and the amount paid is recorded as deferred rental expense, which is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. Rent expense was $1,506,000, and $1,626,000 in fiscal years 2009, and 2008, respectively. Future minimum rental commitments under non-cancelable leases are as follows (in thousands):

Payments Due By Period

(in thousands)

Significant Contractual Obligations	Total	2010	2011	2010	2013	Thereafter
Operating leases	$6,053	$998	$586	$424	$335	$3,710

Teletouch is party to various legal proceedings arising in the ordinary course of business. The Company believes there is no proceeding, either threatened or pending, against it that will result in a material adverse effect on its results of operations or financial condition.

In addition to the contractual obligations mentioned above, the Company has the following contingencies:

Claim Asserted Against Use of Hawk Electronics’ Name: In June 2008, the Company was notified of its alleged infringement on the trade name Hawk Electronics and impending litigation against it. While the Company has had limited settlement discussions with the other party, the Company is aggressively defending its position that its use of the Hawk Electronics name in the markets that it operates is legal and proper. In July 2008, the Company filed suit in Tarrant County, Texas against the other party seeking to protect its use of the Hawk Electronics’ trade name. The other party has defended this lawsuit and the matter is scheduled for trial in April 2010. We cannot give any assurance that we will be successful in resolving this matter, and while the Company believes it is unlikely, there is a risk that the court may force Teletouch to cease using the Hawk Electronics’ name. Further litigation to resolve the infringement claim could result in substantial costs and diversion of resources, and an adverse result in an action against the Company may require that we pay substantial damages, cease operating under the Hawk Electronics’ name and expend significant resources to either license the infringing brand name or develop a non-infringing brand name.

As of the date of this Report, the Company has attended a court ordered mediation on this matter and was unsuccessful reaching a settlement with the other party. Currently, the trial date set by the court is scheduled to begin the week of April 5, 2010. Based on discussions with our counsel, the Company believes it will prevail in this matter.

Claim by Former Employee: In March 2008, subsequent to his termination in January 2008, the Company received a demand letter from Keith Cole, the former CFO of PCI and General Counsel for the Company. Mr. Cole was released from his duties as CFO in February 2007, and then terminated in January 2008. Mr. Cole made a demand for certain compensation that he believed was due prior to his termination. The basis for this claim was certain alleged verbal conversations with the Board and management of the Company. The total alleged unpaid compensation amount claimed by Mr. Cole was approximately $455,000. The Company reached a final agreement with Mr. Cole to settle this claim, and a one time payment of $80,000 was paid in April 2009 in exchange for a complete settlement and release agreement between the parties.

NOTE 11 – SHAREHOLDERS’ EQUITY

Capital Structure: Teletouch’s authorized capital structure allows for the issuance of 70,000,000 shares of common stock with a $0.001 par value and 5,000,000 shares of preferred stock with a $0.001 par value.

Series C Preferred Stock: At May 31, 2009, no shares of Series C Preferred Stock with a par value of $0.001 are issued and outstanding.

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

In May 2008, Teletouch and the Series A Holders amended the RRA in conjunction with entering into a stock lockup agreement with the Series A Holders (see discussion below under “Stock Lockup Agreement”). Under this First Amendment to the Registration Rights Agreement dated as of May 16, 2008 (the “RRA Amendment”), Teletouch and the Series A Holders agreed, among other things, (i) to remove limitations on the Series A Holders’ rights to participate in any so-called “PIPE” private placement transaction for the sale of securities of and by Teletouch by extending them “piggy-back” registration rights in connection with such transactions and (ii) to extend the termination date of the RRA to August 11, 2012. The RRA Amendment contained additional terms and provisions customary for agreements of this nature.

Stock Lockup Agreement: Both Teletouch and PCI were bound under the terms of the TPA entered into with Fortress in August 2006 as part of the transactions resulting in PCI becoming a wholly owned subsidiary of Teletouch. Contemporaneously with the May 16, 2008 agreement between Teletouch and Fortress to terminate the TPA, the Series A Holders, agreed to, among other things, the payment made by Teletouch in conjunction with the termination of the TPA (see Note 8—“Long-Term Debt” for additional discussion). During discussions with the Series A Holders, the Series A Holders had the explicit right to and requested that Teletouch remove any and all restrictions on the sale of their holdings of Teletouch’s common stock. The Series A Holders collectively own 4,350,000 shares of Teletouch’s common stock. The Board and management of Teletouch deemed it not to be in the best interests of Teletouch or its other shareholders to permit the sale of such a large block of its common stock at this time or in the near future. Teletouch and the Series A Holders executed a Lockup Agreement dated as of May 16, 2008 (the “Lockup Agreement”) in exchange for a $270,000 cash payment. The Lockup Agreement restricts the Series A Holders’ from selling or otherwise transferring their securities of Teletouch for a period of 18 months following the effective date of the Lockup Agreement; however, sales of these securities under the terms of the RRA are exempt from the terms of the Lockup Agreement.

Common stock reserved: The following represents the shares of common stock to be issued on an “if-converted” basis at May 31, 2009.

Common Stock Equivalents
1994 Stock Option and Stock Appreciation Rights Plan	80,661
2002 Stock Option and Stock Appreciation Rights Plan	3,830,154

3,910,815

NOTE 12 – STOCK OPTIONS

Teletouch’s 1994 Stock Option and Stock Appreciation Rights Plan (the “1994 Plan”) was adopted in July 1994 and provides for the granting of incentive and non-incentive stock options and stock appreciation rights to officers, directors, employees and consultants to purchase not more than an aggregate of 1,000,000 shares of common stock. The Compensation Committee or the Board of Directors administers the 1994 Plan and has authority to determine the optionees to whom awards will be made, the terms of vesting and forfeiture, the amount of the awards and other terms. Under the terms of the 1994 Plan, the option price approved by the Board of Directors shall not be less than the fair market value of the common stock at date of grant. Exercise prices in the following table have been adjusted to give effect to the repricing that took effect in December 1999 and November 2001 (discussed below).

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

As of May 31, 2009, approximately 28,661 Non-Qualified Options and 52,000 Incentive Options are outstanding under the 1994 Plan, and approximately 256,998 Non-Qualified Options and 3,573,156 Incentive Options are outstanding under the 2002 Plan.

Stock option activity has been as follows:

	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price per Share
Options outstanding at May 31, 2007	2,749,905	$0.12 - $3.38	$0.46
Options granted to officers and management	—	—	—
Options granted to directors	40,000	$0.24	$0.24
Options exercised	(500,000)	$0.12	$0.12
Options forfeited	(724,582)	$0.12 - $3.38	$0.34

Options outstanding at May 31, 2008	1,565,323	$0.18 - $0.89	$0.40

Options granted to officers and management	2,263,156	$0.19	$0.19
Options granted to directors	135,000	$0.16	$0.16
Options exercised	—	—	—
Options forfeited	(52,664)	$0.24 - $0.89	$0.41

Options outstanding at May 31, 2009	3,910,815	$0.16 - $0.89	$0.27

Exercisable at May 31, 2009	1,424,326		$0.38

Exercisable at May 31, 2008	1,078,656		$0.41

Range of Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares Exercisable	Weighted Average Exercise Price
$0.16 - $0.34	2,536,819	$0.19	8.91	273,663	$0.20
$0.35 - $0.39	1,170,000	$0.39	6.48	946,667	$0.39
$0.40 - $0.55	170,000	$0.52	5.26	170,000	$0.52
$0.56 - $0.89	33,996	$0.73	5.36	33,996	$0.73

	3,910,815	$0.27	7.99	1,424,326	$0.38

A summary of option activity for the fiscal year ended May 31, 2009 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 1, 2008	1,565,323	$0.40	7.12	$500
Granted	2,398,156	0.19	—
Exercised	—	—	—
Forfeited	(52,664)	0.41	—

Outstanding at May 31, 2009	3,910,815	0.27	7.99	$—

Options exercisable at May 31, 2009	1,424,326	$0.38	6.22	$—

The following table summarizes the status of the Company’s non-vested stock options since June 1, 2008:

	Non-vested Options
	Number of Shares	Weighted- Average Fair Value
Non-vested at June 1, 2008	486,667	$0.38
Granted	2,263,156	0.18
Vested	(253,334)	0.36
Forfeited	(10,000)	0.22

Non-vested at May 31, 2009	2,486,489	$0.20

Upon adoption of SFAS 123(R) on June 1, 2006, the Company began estimating the value of employee stock options on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial disclosure in accordance with SFAS 123. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The Company calculated its expected volatility assumption required in the Black-Scholes model based on the historical volatility of its stock. On June 1, 2006, the Company adopted the modified prospective transition method and recorded approximately $110,000 in stock based compensation expense in the consolidated financial statements for the 12 months ended May 31, 2008. The Company recorded approximately $223,000 in stock based compensation expense for the 12 months ended May 31, 2009.

NOTE 13 – RETIREMENT PLAN

Effective October 1995, Teletouch began sponsoring a defined contribution retirement plan covering substantially all of its Teletouch employees (the “Teletouch Plan”). Employees who were at least 21 years of age were eligible to participate. Eligible employees could contribute up to a maximum of 16% of their earnings. The Company paid the administrative fees of the plan and began matching 75% of the first 6% of employees’ contributions in October 1998. On January 1, 2005, the Company changed to a Safe Harbor Matching Contribution Plan. The employee eligibility requirements remained unchanged. Under the Safe Harbor Matching Contribution Plan, the Company matched 100% of the employees’ contribution up to 3% of the employees’ compensation plus 50% of the employees’ contribution that is in excess of the 3% of the employees’ compensation but not in excess of 5% of the employees’ compensation.

In August 2006, with the acquisition of PCI, the Company assumed a defined contribution retirement plan for the benefit of eligible employees at its subsidiary, PCI (the “PCI Plan”). PCI employees who were at least 21 years of age and had completed six months of service were considered eligible for the plan. Employees could contribute up to 16% of their compensation on a pre-tax basis. The Company could elect, at its discretion, to match 50% of the employees’ contributions up to 8% of their compensation.

Effective January 1, 2008, the Company merged the PCI Plan into the Teletouch Plan with certain modifications. Employees who are at least 21 years of age and have completed three months of service are now eligible to participate in the Safe Harbor Matching Contribution Plan. Under the revised Plan, the Company matches 100% of the first 1% of the employees’ contribution and 60% of the employees’ contribution in excess of the first 1% that does not exceed 6% of the employees’ total contribution.

The amounts included in operating expense in connection with the Company’s contributions to both the Teletouch Plan and the PCI Plan is approximately $252,000 and $279,000 for the years ended May 31, 2009 and 2008, respectively.

NOTE 14 – RELATED PARTY TRANSACTIONS

The commonly controlled companies owning or affiliated with Teletouch are as follows:

Progressive Concepts Communications, Inc., a Delaware corporation (“PCCI”) – PCCI has no operations and is a holding company formed to acquire the stock of PCI (Teletouch’s subsidiary as of August 2006) in 2001. Robert McMurrey, Chairman and Chief Executive Officer of Teletouch, controls approximately 94% of the stock of PCCI. In 2004, PCCI acquired 100% of the outstanding common units of TLL Partners, LLC (see below).

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

The Company entered into certain related party transactions during the fiscal years ended May 31, 2009 and 2008 with PCCI and TLLP, both companies controlled by Robert McMurrey, Chairman and Chief Executive Officer of Teletouch, as follows:

In June 2006, the Company loaned $250,000 to PCCI for the purpose of allowing PCCI to enter into an option agreement with Air-bank, Inc. The $250,000 was to be used to secure a management and option agreement with Air-bank providing PCCI the option to acquire up to 55% interest in Air-bank. Beginning in June 2006 and through fiscal year 2009, the Company also provided certain leased office space to Air-bank. In January 2009, PCCI contributed the receivable due from Air-bank to Teletouch, which assigned all claims to the receivable to the Company to retire all of its intercompany obligations due to the Company.

In August 2006, TLLP paid certain legal fees on behalf of the Company related to the debt restructuring and the reorganization of its commonly controlled companies. The Company recorded these expenses of approximately $63,000 in fiscal year 2007 as well as the related party payable to TLLP for the same amount. In addition the Company received certain dividend payments from investments belonging to TLLP in fiscal year 2009. As of May 31, 2009, the total related party payable to TLLP increased to $95,000.

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

The two-way business segment includes radio services provided on the Company’s Logic Trunked Radio (“LTR”) system and the related radio equipment sales as well as radio equipment sales to customers operating their own two-way radio system. Safety and emergency response vehicle product sales and services are also included in the two-way business segment.

Corporate overhead is reported separate from the Company’s identified segments. The significant overhead costs include expenses from the Company’s cost centers for accounting, information technology, human resources, marketing and office of the President.

The following tables summarize the Company’s operating financial information by each segment for the fiscal years ended May 31, 2009 and 2008 (in thousands):

	Year Ended May 31, 2009
	Segments
	Cellular	Wholesale	Two-way	Corporate	Other	Total
Operating revenues:
Service, rent, and maintenance revenue	$25,353	$—	$1,652	$—	$205	$27,210
Product sales revenue	7,002	8,655	2,559	—	431	18,647

Total operating revenues	32,355	8,655	4,211	—	636	45,857

Operating expenses:
Cost of service, rent and maintenance (exclusive of depreciation and amortization included below)	6,922	—	1,733	—	129	8,784
Cost of products sold	7,561	7,545	1,922	—	304	17,332
Selling and general and administrative	5,468	1,289	528	9,931	460	17,676
Depreciation and amortization	1	—	191	1,214	—	1,406
Gain on disposal of assets	—	—	—	(13)	—	(13)

Total operating expenses	19,952	8,834	4,374	11,132	893	45,185

Operating income (loss) from operations	12,403	(179)	(163)	(11,132)	(257)	672

Other expenses:
Interest expense, net	—	—	—	(2,330)	—	(2,330)

Income (loss) from operations before income tax expense	12,403	(179)	(163)	(13,462)	(257)	(1,658)

Income tax expense	—	—	—	264	—	264

Income (loss) from operations	$12,403	$(179)	$(163)	$(13,726)	$(257)	$(1,922)

	Year Ended May 31, 2008
	Segments
	Cellular	Wholesale	Two- way	Corporate	Other	Total
Operating revenues:
Service, rent, and maintenance revenue	$26,644	$—	$1,817	$—	$441	$28,902
Product sales revenue	7,655	13,440	2,547	29	1,950	25,621

Total operating revenues	34,299	13,440	4,364	29	2,391	54,523

Operating expenses:
Cost of service, rent and maintenance (exclusive of depreciation and amortization included below)	8,150	68	1,914	—	235	10,367
Cost of products sold	7,626	11,911	1,865	(4)	1,433	22,831
Selling and general and administrative	6,494	1,582	528	11,081	992	20,677
Depreciation and amortization	—	—	241	1,283	—	1,524
Gain on forgiveness of trade payable obligation	—	—	—	(3,824)	—	(3,824)
Gain on disposal of assets	—	—	(2)	(34)	—	(36)

Total operating expenses	22,270	13,561	4,546	8,502	2,660	51,539

Operating income (loss) from operations	12,029	(121)	(182)	(8,473)	(269)	2,984
Other expenses:
Debt guarantee termination fee	—	—	—	(2,000)	—	(2,000)

Interest expense, net	—	—	(1)	(3,894)	—	(3,895)

Income (loss) from operations before income tax expense	12,029	(121)	(183)	(14,367)	(269)	(2,911)

Income tax expense	—	—	—	164	—	164

Income (loss) from operations	$12,029	$(121)	$(183)	$(14,531)	$(269)	$(3,075)

The Company identifies its assets by segment. Significant assets of the Company’s corporate offices include cash, property and equipment and loan origination costs. The Company’s assets by segment as of May 31, 2009 and May 31, 2008 are as follows:

	Year Ended May 31, 2009			Year Ended May 31, 2008
	Total Assets	Property and Equipment, net	Intangible Assets, net	Total Assets	Property and Equipment, net	Intangible Assets, net
Segment
Cellular	$12,751	$195	$3,932	$15,938	$325	$4,698
Two-way	1,806	467	385	2,160	512	424
Wholesale	1,123	3	—	2,043	—	—
Corporate	8,639	2,284	191	8,269	2,354	308
Other	37	—	—	159	19	—

Totals	$24,356	$2,949	$4,508	$28,569	$3,210	$5,430

During fiscal year 2009, the Company did not have a single customer that represented more than 10% of total segment revenues.

NOTE 16 – SUBSEQUENT EVENTS

Amendment to Thermo Revolver: On August 28, 2009, Teletouch finalized amending, effective August 1, 2009, the terms of its $5,250,000 revolving credit facility with Thermo Credit, LLC (“Thermo”) (the “Thermo

Revolver”) resulting in, among other changes, the availability under the revolving credit facility being increased from $5,250,000 to $18,000,000 and the maturity of the revolver being extended from April 30, 2010 to January 31, 2012 (the “Second Amended Thermo Revolver”). The purpose of the Second Amendment was to combine the Thermo Factoring Debt and the Thermo Revolver (see further discussion of these credit facilities with Thermo in Note 8) into a single credit facility by expanding the revolving credit facility to allow the Company to retire the Thermo Factoring Debt. Simultaneous with closing the Amended Thermo Revolver, the Thermo Factoring Debt was retired and the pledge of all of PCI’s accounts receivable and future contractual billings was transferred to Thermo as security for the Amended Thermo Revolver.

The Amended Thermo Revolver provides for the Company to obtain revolving credit loans from Thermo from time to time up to $18,000,000. Borrowings against the Amended Thermo Revolver are limited to specific advance rates against the aggregate fair value of the Company’s assets, as defined in the amendment, including real estate, equipment, infrastructure assets, inventory, accounts receivable, intangible assets and notes receivable (collectively, the “Borrowing Base”). The Company is allowed to borrow the lesser of the borrowing base amount or the initial commitment amount of $18,000,000, less a monthly step down amount. If the Company were to maximize its credit line, beginning in December 31, 2009, the availability under the Amended Thermo Revolver would be reduced monthly by an amount equal to the average principal balance of loans outstanding against the non-accounts receivable assets in the Borrowing Base for that month divided by sixty (60) (the “Monthly Step Down”). The Company does not expect to make these payments in fiscal year 2010 since the Company’s Borrowing Base is and is expected to remain below the reducing commitment level amount for the next year. The loans outstanding on the accounts receivable component of the Borrowing Base will be increased or decreased through periodic reporting of the Borrowing Base to Thermo. The balance of all principal and interest outstanding under the Amended Thermo Revolver is due January 31, 2012. The annual interest rate on the Amended Thermo Revolver is the lesser of: (a) the maximum non-usurious rate of interest per annum permitted by applicable Louisiana law or (b) the greater of (i) the prime rate plus 8% or (ii) fourteen percent (14%). Under the terms of the Amended Thermo Revolver, the Company must maintain certain financial covenants including a net worth of at least $5,000,000, computed on a fair value basis, at each fiscal quarter, a debt service coverage ratio that ranges between 1.10 and 1.20 over the remaining life of the revolver and an operating income no less than zero at any fiscal quarter. The purpose of the Amended Thermo Revolver is to retire the Thermo Factoring Debt and to provide additional availability to the Company for its ongoing working capital needs. In addition, by retiring the Thermo Factoring Debt the Company is no longer required to report such a significant portion of its loans payable to Thermo as a current obligation. Under the previous factoring debt obligation with Thermo, the Company was required to present the entire factoring debt as a current liability on the Company’s consolidated balance sheet in accordance with EITF 95-22, because the factoring agreement required a lockbox agreement under which customer payments on accounts are directed to a lockbox controlled by Thermo and because certain subjective acceleration rights were retained by Thermo under the agreement. Under Amended Thermo Revolver, the Company will report only the required debt service payable within 12 months following each balance sheet date which will be just the Monthly Step Down through December 31, 2011. As of May 31, 2009, the Company has no current repayment obligation under the Thermo Revolver since the Company’s current borrowings are below the $18,000,000 commitment amount.

Under the previous Thermo Factoring Debt, the Company had adequate credit availability under the facility but was limited in its ability to borrow additional funds due to declining levels of accounts receivable. With the Amended Thermo Revolver, the Company can finance other non-accounts receivable asset purchases by including them in the Borrowing Base. Borrowings by the Company against non-accounts receivable assets are limited to 33.3% of the total amount of loans outstanding under the revolver under the terms of the Amended Thermo Revolver, which results in a maximum availability of $5,994,000 against non-accounts receivable assets and $12,006,000 against accounts receivable for a total of $18,000,000. As of August 1, 2009, the Company had approximately $11,754,000 in loans outstanding under the Amended Thermo Revolver of which $7,480,000 was advanced against accounts receivable and $4,274,000 was advanced against non-accounts receivable assets. The availability to the Company as of August 1, 2009 under the Amended Thermo Revolver is approximately $4,526,000 to be borrowed against future accounts receivable and $1,720,000 to be borrowed against non-accounts receivable asset future purchases.

The lien and security interest in substantially all of the Company’s assets, properties, accounts, inventory, goods and the like granted to Thermo under the Thermo Revolver and all other provisions remain the same under the Amended Thermo Revolver.

Treasury Stock Transaction: In June 2009, Glaubman, Rosenburg & Robotti Fund, L.P., a non-affiliated New York limited partnership and holder of 312,978 shares of Teletouch’s common stock, (the “Shareholder”) notified the Company of its intent to sell all of its shares of Teletouch’s common stock and offered these shares to Teletouch at a discount from market. On June 15, 2009, the Company entered into a Securities Purchase Agreement with the Shareholder to purchase the 312,978 shares of Teletouch common stock it held at $0.10 per share. Teletouch’s purchase price of $0.10 per share represented a 13% discount from the $0.115 average of the 10 day closing price on Teletouch’s common stock prior to the effective date of this agreement. The purchase of the shares was completed on July 16, 2009 following the payment of $31,298 to the Shareholder following the surrender of the 312,978 shares of stock. These shares will be held by the Company in treasury.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 28, 2009.

TELETOUCH COMMUNICATIONS, INC.

By:	/s/ Robert M. McMurrey
Robert M. McMurrey, Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas A. “Kip” Hyde, Jr. Thomas A. “Kip” Hyde, Jr.	President, Chief Operating Officer	August 31, 2009

/s/ Douglas E. Sloan Douglas E. Sloan	Chief Financial Officer (Principal Financial and Accounting Officer)	August 31, 2009

/s/ Clifford E. McFarland Clifford E. McFarland	Director	August 31, 2009

/s/ Henry Y.L. Toh Henry Y.L. Toh	Director	August 31, 2009

/s/ Marshall G. Webb Marshall G. Webb	Director	August 31, 2009

Index to Exhibits

The following exhibits are included with this report:

10.23	Second Amendment to Loan and Security Agreement and Modification of Promissory Note between the Company and Thermo Credit, LLC, effective August 1, 2009 (increase April 30, 2008 revolving credit facility to $18.0 million and purchase of all outstanding factored accounts receivable and termination of the August 11, 2006 factoring agreement with Thermo Credit, LLC)

21	Subsidiaries

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)

32.1	Certification pursuant to 1350, Chapter 63, Title 18 of U.S. Code

32.2	Certification pursuant to 1350, Chapter 63, Title 18 of U.S. Code