Form 10-Q
period 2009-08-31
TELETOUCH COMMUNICATIONS INC
filed 2009-10-15
CIK 928659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2009

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date: Common Stock, $0.001 par value, 48,739,002 shares at October 5, 2009.

TELETOUCH COMMUNICATIONS, INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements and information relating to Teletouch Communications, Inc. and its subsidiaries that are based on management’s beliefs as well as assumptions made by and information currently available to management. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to Teletouch Communications, Inc. or its management, are forward-looking statements. Although these statements are based upon assumptions management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including, but not limited to, those factors set forth below under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the discussion included in this report.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

ASSETS

	August 31, 2009	May 31, 2009
CURRENT ASSETS:

Cash	$3,756	$4,642

Certificates of deposit-restricted	300	300

Accounts receivable, net of allowance of $505 at August 31, 2009 and $486 at May 31, 2009	5,569	5,853

Unbilled accounts receivable	2,997	3,002

Inventories, net of reserve of $210 at August 31, 2009 and $242 at May 31, 2009	1,182	1,547

Notes receivable	58	903

Prepaid expenses and other current assets	558	652

Patent held for sale	257	—

Total Current Assets	14,677	16,899

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $7,142 at August 31, 2009 and $7,118 at May 31, 2009	2,884	2,949

GOODWILL	343	343

INTANGIBLE ASSETS, net of accumulated amortization of $8,228 at August 31, 2009 and $7,996 at May 31, 2009	4,177	4,165

TOTAL ASSETS	$22,081	$24,356

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	August 31, 2009	May 31, 2009
CURRENT LIABILITIES:

Accounts payable	$9,730	$11,167

Accounts payable-related party	95	95

Accrued expenses and other current liabilities	6,306	6,790

Current portion of long-term debt	1,415	1,313

Deferred revenue	316	339

Total Current Liabilities	17,862	19,704

LONG-TERM DEBT, net of current portion	14,570	15,103

TOTAL LIABILITIES	32,432	34,807

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ DEFICIT:

Common stock, $.001 par value, 70,000,000 shares authorized, 49,916,189 shares issued and 48,739,002 and 49,051,980 shares outstanding at August 31, 2009 and May 31, 2009	50	50

Additional paid-in capital	51,078	50,947

Treasury stock, 1,177,187 shares held at August 31, 2009 and 864,209 shares held at May 31, 2009	(216)	(185)

Accumulated deficit	(61,263)	(61,263)

Total Shareholders’ Deficit	(10,351)	(10,451)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$22,081	$24,356

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share amounts)

(unaudited)

	Three Months Ended August 31,
	2009	2008
Operating revenues:
Service, rent, and maintenance revenue	$6,659	$7,001
Product sales revenue	4,800	5,885

Total operating revenues	11,459	12,886

Operating expenses:
Cost of service, rent and maintenance (exclusive of depreciation and amortization included below)	1,967	2,435
Cost of products sold	4,404	5,303
Selling and general and administrative	4,197	4,504
Depreciation and amortization	327	374

Total operating expenses	10,895	12,616

Operating income	564	270
Interest expense, net	(502)	(635)

Income (loss) before income tax expense	62	(365)
Income tax expense	62	81

Net income (loss)	$—	$(446)

Income (loss) per share applicable to common shareholders—basic and diluted	$—	$(0.01)

Weighted average basic and diluted shares outstanding	48,895,491	49,051,980

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended August 31,
	2009	2008
Operating Activities:
Net income (loss)	$—	$(446)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	327	374
Non-cash compensation expense	131	42
Non-cash interest expense (income)	(19)	38
Provision for losses on accounts receivable	216	266
Provision for inventory obsolescence	15	53
Changes in operating assets and liabilities:
Accounts receivable	68	242
Inventories	350	128
Prepaid expenses and other assets	94	36
Accounts payable	(1,437)	852
Accrued expenses and other current liabilities	(484)	(223)
Deferred revenue	(23)	(14)

Net cash provided by (used in) operating activities	(762)	1,348

Investing Activities:
Purchases of property and equipment	(12)	(115)
Receipts from (issuance of) notes receivable	594	(13)

Net cash provided by (used in) investing activities	582	(128)

Financing Activities:
Proceeds from long-term debt	—	250
Payments on long-term debt	(675)	(233)
Payments on redeemable common stock purchase warrants	—	(1,500)
Purchase of treasury stock	(31)	—

Net cash used in financing activities	(706)	(1,483)

Net decrease in cash	(886)	(263)
Cash at beginning of period	4,642	4,729

Cash at end of period	$3,756	$4,466

Supplemental Cash Flow Data:
Cash payments for interest	$525	$602

Cash payments for income taxes	$241	$1

Non-Cash Transactions:
Capitalization of loan origination fees	$244	$—

Intangible asset received for payment of note receivable	$257	$—

Fixed assets received for payment of note receivable	$25	$—

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF BUSINESS

Nature of Business: Teletouch Communications, Inc. was incorporated under the laws of the State of Delaware in July 1994 and its corporate headquarters are in Fort Worth, Texas. References to Teletouch or the Company as used throughout this document mean Teletouch Communications, Inc. or Teletouch Communications, Inc. and its subsidiaries, as the context requires.

For over 40 years, Teletouch has offered a comprehensive suite of telecommunications products and services under the Teletouch, AT&T® and T-Mobile® brands, including cellular, two-way radio, GPS-telemetry, wireless messaging and public safety/emergency response products and services. Teletouch operates approximately 22 retail stores and service locations in Texas and Oklahoma. Locations include both “Teletouch” and “Hawk Electronics” branded in-line, kiosk and free-standing stores. The Teletouch branded locations offer wireless services from T-Mobile and the Company’s own two-way radio network. Teletouch’s wholly-owned subsidiary, Progressive Concepts, Inc. (“PCI”) is a Master Distributor and Authorized Provider of cellular voice, data and entertainment services though AT&T Mobility (“AT&T”) to consumers, businesses and government agencies and markets these services under the Hawk Electronics brand name. For over 20 years, PCI has offered various communication services on a direct bill basis and today services approximately 70,000 cellular subscribers. PCI sells consumer electronics products and cellular services through its stores, its own network of Hawk-branded sub-agents stores, its own direct sales force and on the Internet at various sites, including its primary consumer-facing sites: www.hawkelectronics.com and www.hawkexpress.com. The Company handles all aspects of the wireless customer relationship, including:

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

In addition, PCI operates a national wholesale distribution business, “PCI Wholesale,” which serves major carrier agents, rural cellular carriers, smaller consumer electronics and automotive retailers and auto dealers throughout the country, with ongoing product and sales support through www.pciwholesale.com and www.pcidropship.com, among other sites. Teletouch also sells safety and emergency response vehicle products and services under the brand “Teletouch EVP” (Emergency Vehicle Products) directly and through www.teletouchevp.com. Teletouch periodically acquires minority equity positions in cellular-related technology companies, including most recently, Apple, Inc., iPhone mobile applications developer and provider, Redmond, WA-based Mobui Corporation (www.mobui.com).

Principles of Consolidation: The accompanying unaudited interim consolidated financial statements included herein as of August 31, 2009 and for each of the three months ended August 31, 2009 and 2008, have been prepared by the Company without an audit, pursuant to accounting principles generally accepted in the United States of America and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of Teletouch Communications, Inc. and our wholly-owned subsidiaries (collectively, the “Company” or “Teletouch”). Teletouch Communications, Inc. owns all of the shares of Progressive

TELETOUCH COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Concepts, Inc., a Texas corporation (“PCI”), Teletouch Licenses, Inc., a Delaware corporation (“TLI”), Visao Systems, Inc., a Delaware corporation (“Visao”) and TLL Georgia, Inc., a Delaware corporation (“TLLG”). PCI is the primary operating business of Teletouch. TLI is a company formed for the express purpose of owning all of the FCC licenses utilized by Teletouch on its two-way radio network. Visao is a company formed to develop and distribute the Company’s telemetry products, which as of the date of this Report are no longer being sold. Currently Visao is maintained as a shell company with no operations. TLLG was formed for the express purpose of entering into an asset purchase agreement with Preferred Networks, Inc. in May 2004 and ceased operations following the sale of the Company’s paging business in August 2006. TLLG is currently a shell company. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of financial position, results of operations and cash flows for the interim periods presented have been made. The results of operations for the three months ended August 31, 2009, are not necessarily indicative of the results which will be realized for the year ending May 31, 2010.

Some information and footnote disclosures normally included in financial statements or notes thereto prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. We believe, however, that our disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Teletouch’s 2009 Annual Report on Form 10-K.

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

Certificates of Deposit-Restricted: From time to time, the Company is required to issue standby letters of credit to it suppliers to secure purchases made under the credit terms provided by these suppliers. The Company deposits funds into a certificate of deposit and instructs that bank to issue the standby letter of credit to the benefit of the supplier. All such funds are reported as restricted funds until such time as the supplier releases the letter of credit requirement. As of August 31, 2009 and May 31, 2009, the Company had a $300,000 cash certificate of deposit securing a standby letter of credit with one of its suppliers.

Allowance for Doubtful Accounts: The Company performs periodic credit evaluations of its customer base and extends credit to virtually all of its customers on an uncollateralized basis.

In determining the adequacy of the allowance for doubtful accounts, management considers a number of factors, including historical collections experience, aging of the receivable portfolio, financial condition of the customer and industry conditions. The Company considers an account receivable past due when customers exceed the terms of payment granted to them by the Company. The Company writes-off its fully reserved accounts receivable when it has exhausted all collection efforts, which is generally within 90 days following the last payment received on the account.

TELETOUCH COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Accounts receivable are presented net of an allowance for doubtful accounts of $505,000 and $486,000 at August 31, 2009 and May 31, 2009, respectively. Based on the information available to the Company, management believes the allowance for doubtful accounts as of those periods are adequate. However, actual write-offs may exceed the recorded allowance.

The Company evaluates its write-offs on a monthly basis. The Company determines which accounts are uncollectible, and those balances are written-off against the Company’s allowance for doubtful accounts balance.

Reserve for Inventory Obsolescence: Inventories are stated at the lower of cost (primarily on a moving average basis), which approximates actual cost determined on a first-in, first-out (“FIFO”) basis, or fair market value and are comprised of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors including recent sales trends, industry market conditions and economic conditions. In assessing the reserve, management also considers price protection credits the Company expects to recover from its vendors when the vendor cost on certain inventory items is reduced shortly after purchase of the inventory by the Company. In addition, management establishes specific valuation allowances for discontinued inventory based on its prior experience liquidating this type of inventory. Through the Company’s wholesale distribution channel, it is successful in liquidating the majority of any inventory that becomes obsolete. The Company has many different electronics suppliers, all of which provide reasonable notification of model changes, which allows the Company to minimize its level of discontinued or obsolete inventory. Inventories are stated on the Company’s consolidated balance sheet net of a reserve for obsolescence of $210,000 and $242,000 at August 31, 2009 and May 31, 2009, respectively. Actual results could differ from these estimates.

Property and Equipment: Property and equipment are recorded at cost. Depreciation is computed using the straight-line method. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Upon the sale or abandonment of an asset, the cost and related accumulated depreciation are removed from the Company’s balance sheet, and any gains or losses on those assets are reflected in the accompanying consolidated statement of operations of the respective period. The straight-line method with estimated useful lives is as follows:

Buildings and improvements	5-30 years
Two-way network infrastructure	5-15 years
Office and computer equipment	3-5 years
Signs and displays	5-10 years
Other equipment	3-5 years
Leasehold improvements	Shorter of estimated useful life or term of lease

Intangible Assets: Intangible assets are comprised of certain definite lived assets as well as a single indefinite lived asset which is goodwill. Indefinite lived intangible assets are not amortized but evaluated annually (or more frequently) for impairment under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Definite lived intangible assets, including capitalized loan origination costs, the purchase and development of key distribution agreements, purchased subscriber bases and FCC license acquisition costs, are amortized over the estimated useful life of the asset and reviewed for impairment upon any triggering event that gives rise to any question as to the assets ultimate recoverability as prescribed under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

TELETOUCH COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Definite Lived Intangible Assets: Definite lived intangible assets consist of the capitalized cost associated with acquiring the cellular distribution agreements with AT&T, purchased subscriber bases, FCC licenses, internally developed software and loan origination costs. The Company does not capitalize customer acquisition costs in the normal course of business but would capitalize the purchase costs of acquiring customers from a third party. Intangible assets are carried at cost less accumulated amortization. Amortization on the wireless contracts is computed using the straight-line method over the contract’s expected life. The estimated useful lives for the intangible assets are as follows:

AT&T distribution agreements and subscriber bases	1-13 years
FCC licenses	9 years
Internally developed software	3 years

The Company defers certain direct costs in obtaining loans and amortizes such amounts using the straight-line method over the expected life of the loan, which approximates the effective interest method as follows:

Loan origination costs	2-5 years

The wireless contract intangible assets represent certain cellular distribution contracts that the Company has with AT&T, under which the Company is allowed to provide cellular services to its customers. Although the Company has sustained losses over the past several years, management has evaluated this asset in light of the fair value of each of the cellular subscribers that the Company services. Included in the provisions of the primary contract with AT&T (Dallas/Fort Worth market) is a liquidated damages provision, which defines a value to be paid to the Company if AT&T were solicit or take any or all of the cellular subscribers from PCI. Under the terms of the Dallas/Fort Worth market distribution agreement with AT&T, which expired on August 31, 2009, AT&T must continue to provide airtime to the Company as long as the subscribers choose to remain on service, or at AT&T’s option, AT&T could “buy-back” the subscribers from the Company for the $1,000 liquidated damages per subscriber line provided for by the agreement. The total value of the cellular subscriber base provided for by the liquidated damages provision contained in the contract significantly exceeds the carrying value of the asset at all periods presented herein. The Company regularly forecasts the expected cash flows to be derived from this cellular subscriber base and as of the date of this Report those expected cash flows significantly exceed the carrying value of the asset. Additionally, in August 2007 the Company obtained an independent valuation of the customer base, which also exceeds the carrying value of this asset at all periods presented herein.

TELETOUCH COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Amortization of the distribution agreements, subscriber bases, FCC licenses and internally developed software is considered operating expense and included in “Depreciation and Amortization” in the accompanying consolidated statements of operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life.

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

The most significant long-lived tangible asset owned by the Company is the Fort Worth, Texas corporate office building and the associated land. The Company has received periodic appraisals of the fair value of this property and in each instance the appraised value exceeded the carrying value of the property.

Asset Held for Sale: In accordance with SFAS 144, the Company will reclassify certain long-lived assets as a current asset held for sale on the Company’s consolidated balance sheet if certain requirements are met. In order for an asset to be held for sale under the provisions of SFAS 144, management must determine the asset is to be held for sale in its current condition, an active plan to complete the sale of the asset has been initiated and the sale of the asset is probable within one year. The Company evaluated the hotspot network patent it acquired during the public auction of all of Air-bank, Inc.’s assets in July 2009 and has determined this asset met all the criteria for an asset held for sale under SFAS 144. At August 31, 2009, the patent is recorded as a current asset held for sale on the Company’s consolidated balance sheet for approximately $257,000.

Provision for Income Taxes: The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences, net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods. As of August 31, 2009 and May 31, 2009, the Company has recorded a valuation allowance against the full amount of its net deferred tax assets since it does not forecast taxable income for fiscal year 2010, nor is the Company able to

TELETOUCH COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

reasonably forecast taxable income beyond next year. The inability to foresee taxable income in future years makes it more likely than not that the Company will not realize its recorded deferred tax assets in future periods.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) an interpretation SFAS No. 109, on June 1, 2007. No material adjustment in the liability for unrecognized income tax benefits was recognized as a result of the adoption of FIN 48. At August 31, 2009 and May 31, 2009 the Company’s unrecognized income tax benefits, primarily the result of loss carryforwards, had a full valuation allowance.

On November 1, 2005, the Company became a member of the consolidated tax group of Progressive Concepts Communications, Inc. (“PCCI”) as a result of PCCI’s gaining control of over 80% of the outstanding common stock of Teletouch on that date. PCCI gained control of Teletouch’s common stock through the conversion by TLL Partners, LLC (“TLLP”), PCCI’s wholly-owned subsidiary, of all of its shares of the Company’s outstanding Series C Preferred Stock into 43,500,000 shares of common stock on November 1, 2005. As of November 1, 2005, TLLP was a disregarded entity for federal tax purposes since it was at that time a single member limited liability company. Therefore, the parent of Teletouch for federal tax purposes was deemed to be PCCI. The Company continued to account for its taxes under SFAS 109 and record its deferred taxes on a stand-alone basis while part of PCCI’s consolidated tax group. In August 2006, as a result of certain debt restructuring activities involving TLLP, Teletouch’s direct parent and PCCI’s wholly-owned subsidiary, the Company broke from the PCCI tax group due to new TLLP shares that were issued as part of this restructuring, which resulted in TLLP no longer being disregarded for tax purposes. Beginning in August 2006 and through the date of this Report, TLLP is taxed as a partnership and the Company is again separately liable for its federal income taxes.

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

The Company primarily generates revenues by providing recurring cellular services and through product sales. Cellular services include cellular airtime and other recurring services under a master distributor agreement with AT&T. Product sales include sales of cellular telephones, accessories, and car and home audio products through the Company’s retail and wholesale operations.

Revenues and related costs generated through the Company’s cellular services are recognized during the period in which the service is rendered. Associated subscriber acquisition costs are expensed as incurred. For the Company’s product sales, revenue is recognized at the time of shipment, the customer takes title and assumes risk of loss, terms are fixed and determinable and collectibility is reasonably assured. The Company does not generally grant rights of return. However, PCI offers customers a 30 day return/ exchange program for new cellular subscribers in order to match programs put in place by most of the other cellular carriers. During the 30 days, a customer may return all cellular equipment and cancel service with no penalty. Reserves for returns, price discounts and rebates are estimated using historical averages, open return requests, recent product sell-through activity and market conditions. No reserves have been recorded for the 30 day cellular return program since only a very small number of customers utilize this return program and many fail to meet all of the requirements of the program, which include returning the phone equipment in new condition with no visible damage.

Since 1987, Teletouch’s subsidiary, PCI, has held agreements with AT&T, which allowed PCI to offer

TELETOUCH COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

cellular service and provide the billing and customer services to its subscribers. PCI is compensated for the services it provides based upon sharing a portion of the monthly billings revenues with AT&T. PCI is responsible for the billing and collection of cellular charges from these customers and remits a percentage of the cellular billings generated to AT&T. Based on its relationship with AT&T, the Company has evaluated its reporting of revenues under Emerging Issues Task Force Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” (“EITF 99-19”) associated with its services attached to the AT&T agreements. Based on its assessment of the indicators listed in EITF 99-19, the Company has concluded that the AT&T services provided by PCI should be reported on a net basis.

Deferred revenue represents prepaid monthly service fees paid by customers.

Concentration of Credit Risk: Teletouch provides cellular and other wireless telecommunications services to a diversified customer base of mid-size to small businesses and individual consumers, primarily in the Dallas/Fort Worth and San Antonio markets in Texas. In addition, the Company sells cellular equipment and consumer electronics products to large base of small to mid-size cellular carriers, agents and resellers as well as a large group of smaller electronics and car audio dealers throughout the United States. As a result, no significant concentration of credit risk exists. The Company performs periodic credit evaluations of its customers to determine individual customer credit risks and promptly terminates services for nonpayment.

Financial Instruments: The Company’s financial instruments consists of certificates of deposit-restricted, accounts receivable, accounts payable and debt. Management believes the carrying value of its financial instruments approximates fair value due to the short maturity of the current assets and liability and the reasonableness of the interest rates on the Company’s debt.

Advertising and Pre-opening Costs: Labor costs, costs of hiring and training personnel and certain other costs relating to the opening of new retail locations are expensed as incurred. Additionally, advertising costs are expensed as incurred although the Company is partially reimbursed based on various vendor agreements.

Stock-based Compensation: At August 31, 2009 the Company had two stock-based compensation plans for employees and nonemployee directors, which authorize the granting of various equity-based incentives including stock options and stock appreciation rights.

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

SFAS No. 123(R) requires cash flows resulting from excess tax benefits to be classified as a financing activity. Excess tax benefits are realized from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits as a result of SFAS 123(R) in the three months ended August 31, 2009 and 2008 because the Company provided for a full valuation on future tax benefits realized in the United States for both periods until it can sustain a level of profitability that demonstrates its ability to utilize the assets.

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. For the three months ended August 31, 2009 and 2008, the Company elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option pricing model. The Company has determined that the best measure of expected volatility is based on the historical daily volatility of the Company’s common stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for options issued in the three months ended August 31, 2009 was 240.4 % and ranged from 172.6% to 173.7% for the options issued in the three months ended August 31, 2008. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107 with the continued use of this method extended under the provisions of Staff Accounting Bulletin No. 110. Under this formula, the expected term is equal to: ((weighted-average vesting term + original contractual term)/2). The expected term used by the Company as computed by this method for options issued in the three months ended August 31, 2009 was 5.0 years and ranged from 5.0 years to 6.0 years for the options issued in the three months ended August 31, 2008. The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for options issued in the three months ended August 31, 2009 was 2.55% and ranged from 3.39% to 3.54% for the options issued in the three months ended August 31, 2008. Dividend yield is zero for these options as the Company does not expect to declare any dividends on its common shares in the foreseeable future.

In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption. The Company has estimated an annualized forfeiture rate of 0.0% for the stock options granted to senior management and the Company’s directors in the three months ended August 31, 2009 and 2008. The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

Options exercisable at August 31, 2009 and May 31, 2009 totaled 2,871,878 and 1,424,326, respectively. The weighted-average exercise price per share of options exercisable at August 31, 2009 and May 31, 2009 was $0.26 and $0.38, respectively, with remaining weighted-average contractual terms of approximately 7.7 years and 6.2 years, respectively.

The weighted-average grant date fair value of options granted during the three months ended August 31, 2009 and 2008 was $0.12 and $0.19, respectively.

At August 31, 2009, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $270,000, which will be amortized over the weighted-average remaining requisite service period of 1.93 years.

Income (loss) Per Share: In accordance with SFAS No. 128, “Earnings Per Share,” basic income (loss) per share (“EPS”) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding and potential shares outstanding. At August 31, 2009, the Company’s outstanding common stock options totaled 4,603,982 and were excluded from the diluted earnings per share calculation because the options were not dilutive due to the their exercise price exceeding the Company’s market price of its common stock at August 31, 2009. The Company’s outstanding common stock options totaled 3,910,815 at August 31, 2008 and were not included in the computation of diluted earnings per share due to their antidilutive effect as a result of the net loss incurred during the quarter ended August 31, 2008.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB No. 162” (“SFAS 168”). This Statement replaces FASB No. 162 to identify the sources of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The provisions of SFAS 168 are effective for the Company’s interim and annual periods issued after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material impact on its financial statements.

In May 2009, the FASB issued SFAS 165, “Subsequent Events” (“SFAS 165”). SFAS 165 requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect or a statement that such an estimate cannot be made. In addition, SFAS 165 requires an entity to disclose the date through which subsequent events have been evaluated. The provisions of SFAS 165 went into effect for the Company on June 1, 2009. In connection with the preparation of the Company’s consolidated financial statements and in accordance with SFAS 165, management evaluated subsequent events after the balance sheet date of August 31, 2009 through October 15, 2009, the date the financial statements were issued.

In December 2007, the FASB issued SFAS 141(R). This statement amends SFAS 141, “Business Combinations” and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) went into effect for the Company on June 1, 2009. The adoption of SFAS 141(R) did not have a material impact on the Company’s financial statements as the Company did not enter into a business combination as of August 31, 2009.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The provisions of SFAS 160 went into effect for the Company on June 1, 2009. The adoption of SFAS 160 did not have an impact on the Company’s financial statements as the Company did not have noncontrolling interests in a subsidiary as of August 31, 2009.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The provisions of SFAS 157 went into effect for the Company on June 1, 2009. The adoption of SFAS 157 did not have an impact on the Company’s financial statements as the Company did not have assets or liabilities that would be recognized or disclosed on a fair value basis as of August 31, 2009.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date for FASB Statement 157” (“FSP FAS 157-2”). This FSP permits the delayed application of SFAS 157 for nonfinancial assets and nonfinancial liabilities, as defined in this FSP, except for those that are recognized or disclosed at fair value in the financial statements at least annually. This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Nonfinancial assets and nonfinancial liabilities principally consist of intangible assets acquired through business combinations, long-lived assets when assessing potential impairment, and liabilities associated with restructuring activities. The provisions of FSP FAS 157-2 went into effect for the Company on June 1, 2009. The adoption of FSP FAS 157-2 did not have a material impact on the Company’s financial statements as Company did not have any nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed on a fair value basis as of August 31, 2009.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS 154, “Accounting Changes and Error Corrections” (“SFAS 154”). However, the disclosure provisions in SFAS 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The Company did not have any assets or liabilities that would be recognized or disclosed on a fair value basis as of August 31, 2009.

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

NOTE 3 – RELATIONSHIP WITH CELLULAR CARRIER

The Company is party to six distribution agreements with AT&T which provide for the Company to distribute AT&T wireless services, on an exclusive basis, in major markets in Texas and Arkansas, including the Dallas-Fort Worth, Texas Metropolitan Statistical Area (“MSA”), San Antonio, Texas MSA, Austin, Texas MSA, Houston, Texas MSA, East Texas Regional MSA and Arkansas, including primarily the Little Rock, Arkansas MSA. The distribution agreements permit the Company to offer AT&T cellular phone service with identical pricing characteristics to AT&T and provide billing customer services to its customers on behalf of AT&T in exchange for certain predetermined compensation and fees, which are primarily in the form of a revenue sharing of the core wireless services the Company bills on behalf of AT&T. In addition, the Company bills the same subscribers several additional features and products that it offers and retains all revenues and gross margins related to those certain services and products.

The Company is responsible for all of the billing and collection of cellular charges from its customers and remains liable to AT&T for pre-set percentages of all AT&T related cellular service customer billings. Because of the volume of business transacted with AT&T, as well as the revenue generated from AT&T services, there is a significant concentration of credit and business risk involved with having AT&T as a primary vendor. The Company’s largest distribution agreement with AT&T for the Dallas/Fort Worth, Texas MSA was amended effective September 1, 1999 with an initial term of 10 years (the “DFW Agreement”). The DFW Agreement provided for two 5-year extensions unless either party provides written notice to the other party at least six months prior to the expiration of the initial term or the additional renewal term. Specifically, under the terms of its distribution agreement with AT&T, the Company is allowed to continue to service its existing Subscribers (defined as the Company’s activated cellular numbers) at the time of expiration until the subscribers, of their own free will, independently and without any form of encouragement or inducement from AT&T, have their services terminated with the Company. The initial term of the DFW Agreement expired on August 31, 2009, and the Company received the required six month notice from AT&T in February 2009 stating they will not extend the DFW Agreement in its current form with the Company beyond the expiration date of the initial term. As a result of the expiration of the initial term of the DFW Agreement, the exclusivity requirements under this agreement terminated in August 2009, which allows the Company to expand its cellular offerings in the previously AT&T exclusive areas, under new agreements with one or more carriers.

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

On September 30, 2009, Teletouch’s subsidiary, PCI, commenced an arbitration proceeding against AT&T seeking at least $100 million in damages. The binding arbitration was commenced to seek relief for damages incurred as AT&T has prevented the Company from selling the popular iPhone and other “AT&T exclusive” products and services that PCI believes it is contractually entitled to provide to its customers. In addition the Company’s initial statement of claim alleges, among other things, that AT&T has violated the longstanding non-solicitation provisions under the DFW Agreement by and between the companies by actively inducing customers to leave PCI for AT&T and employing predatory business practices. While PCI has attempted to negotiate with AT&T for the purpose of obviating the need for legal action, such attempts have failed. Accordingly, PCI has initiated this arbitration.

Most importantly, with respect to the Company’s DFW Agreement, management believes that there will be no material affect on these revenues for the foreseeable future, i.e., above the impact on revenues already being recognized through customer attrition, and as a result of the expiration of the initial term of the agreement on August 31, 2009.

The Company reports its revenues related to the AT&T services on a net basis in accordance with EITF 99-19 as follows (in thousands):

	Three Months Ended
	August 31,
	2009	2008
Gross service, rent and maintenance billings	$14,396	$15,867
Less: Direct costs paid to AT&T	(7,737)	(8,866)

Net service, rent and maintenance revenue	$6,659	$7,001

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

NOTE 4 – NOTES RECEIVABLE

	August 31, 2009	May 31, 2009
Mobui Note	$37	$441
Air-bank Note	—	439
Other	21	23

	$58	$903

Mobui Note: In October 2008, Teletouch agreed to provide certain financing to Mobui Corporation, a privately held Washington corporation (“Mobui”), in exchange for a minority equity position in the company. Mobui was founded in July 2008 and is an advanced mobile applications development and content delivery company with a growing catalogue of proprietary mobile applications, content and delivery platforms, including those for the Apple, Inc.’s iPhone, Research In Motion Ltd.’s Blackberry devices, the new Google, Inc. Android G1, among hundreds of other handset types from virtually all leading manufacturers.

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

The Company agreed to amend the Mobui Note on 6 different occasions due to additional financing requests by Mobui in the second and third quarter of fiscal year 2009. On January 15, 2009, Teletouch amended the Mobui Note for a final time to reflect an additional funding of $60,000 to Mobui. The sixth amended Mobui note revised the total Mobui Note amount to $415,000 and provided for the repayment of $165,000 in principal and any unpaid accrued interest by July 15, 2009. The remaining principal and interest is due on December 22, 2009. Since Teletouch agreed to enter into a sixth amended Mobui Note, Mobui issued additional shares of its common stock to the Company, which increased Teletouch’s minority equity position in Mobui.

On August 6, 2009, the Company noticed Mobui of its payment default and various other defaults under the Note and demanded payment in full. On August 17, 2009, the Company received a $415,000 payment from Mobui which was applied against the Note’s principal balance. As of August 31, 2009, the total unpaid accrued interest due under the Mobui Note is approximately $37,000, which is reported as a current asset under the caption Notes receivable on the Company’s balance sheet. The Note continues to be secured by all of the assets of Mobui and by a personal guaranty of the founder of Mobui. Based on the fair value of the collateral securing the Note, the Company has not recorded a reserve against the remaining balance due under the Note and believes this balance is fully collectible with the next 12 months.

Air-bank Note: In 2006, the Company loaned $250,000 to PCCI for the purpose of allowing PCCI to enter into an option agreement with Air-bank, Inc., a non-affiliated prepaid cellular technology company (“Air-bank”). The $250,000 was to be used to secure a management and option agreement with Air-bank providing

PCCI the option to acquire up to 55% interest in Air-bank. Beginning in June 2006 and through fiscal year 2009, the Company also provided certain leased office space to Air-bank. In January 2009, PCCI contributed the receivable due from Air-bank to Teletouch, which assigned all claims to the receivable to the Company to retire all of its intercompany obligations due to the Company. In addition Air-bank owed the Company other balances due to certain operating expenses paid by the Company on its behalf. In January 2009, the Company converted all amounts due from Air-bank into a single promissory note with an annual interest rate of 15% and secured by all of the assets of Air-bank (the “Air-bank Note”). The initial maturity date of the Air-bank Note was March 31, 2009 with a $250,000 principal payment due at that date with any remaining principal balance and all unpaid accrued interest due on June 30, 2009.

In April 2009, the Company initiated foreclosure proceedings on the assets of Air-bank since they could not make the principal and accrued interest payments within the terms set forth in the promissory note. On July 24, 2009, the assets of Air-bank were sold in a public auction to the Company in exchange for $460,000 of the balance due under the Air-bank Note. The assets the Company obtained in the foreclosure proceedings included a hotspot network communication patent valued at approximately $257,000, a certificate of deposit for approximately $178,000 and various telecommunication and computer equipment for approximately $25,000.

NOTE 5 – INVENTORY

The following table reflects the components of inventory (in thousands):

	August 31, 2009			May 31, 2009
	Cost	Reserve	Net Value	Cost	Reserve	Net Value
Phones and related accessories	$627	$—	$627	$726	$—	$726
Automotive products	301	—	301	501	—	501
Satellite products	18	—	18	20	—	20
Two-way products	435	(118)	317	527	(113)	414
Other	11	—	11	15	—	15

Total inventory and reserves	$1,392	$(118)	$1,274	$1,789	$(113)	$1,676

General obsolescence reserve	—	(92)	(92)	—	(129)	(129)

Total inventory and reserves	$1,392	$(210)	$1,182	$1,789	$(242)	$1,547

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	August 31, 2009	May 31, 2009
Land	$774	$774
Buildings and leasehold improvements	3,107	3,151
Two-way network infrastructure	1,067	1,177
Office and computer equipment	3,325	3,207
Signs and displays	1,385	1,385
Other equipment	368	373

	$10,026	$10,067

Accumulated depreciation	(7,142)	(7,118)

	$2,884	$2,949

Depreciation expense was approximately $103,000 and $136,000 for the three months ended August 31, 2009 and 2008, respectively.

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method. The following table contains the property, plant and equipment by estimated useful life, net of accumulated depreciation as of August 31, 2009 (in thousands):

	Less than	3 to 4	5 to 9	10 to 14	15 to 19	20 years	Total Net
	3 years	years	years	years	years	and greater	Value
Land	$—	$—	$—	$—	$—	$774	$774
Buildings and leasehold improvements	36	76	90	—	10	1,239	1,451
Two-way network infrastructure	31	1	225	—	—	—	257
Office and computer equipment	142	143	12	—	—	—	297
Signs & displays	54	16	—	—	—	—	70
Other equipment	22	13	—	—	—	—	35

	$285	$249	$327	$—	$10	$2,013	$2,884

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible Assets with Indefinite Lives: In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company performs an annual impairment test of goodwill as well as evaluates this goodwill for recoverability upon any significant change in the business. There was no change in the $343,000 carrying amount of goodwill for the three months ended August 31, 2009.

The reported goodwill of the Company at August 31, 2009 and May 31, 2009 relates entirely to the two-way radio segment and was purchased in the acquisition of the assets of Delta Communications and Electronics, Inc. which was completed in January 2004. The Company evaluates the recoverability of this goodwill at least once annually on March 1st of each year. There have been no changes in the two-way radio segment during the current quarter that would indicate to the Company that the carrying value of its goodwill may have been impaired during the period.

Intangible Assets with Definite Lives: The following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	August 31, 2009			May 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value
Wireless contracts and subscriber bases	$10,258	$(6,518)	$3,740	$10,258	$(6,326)	$3,932
FCC licenses	104	(64)	40	104	(62)	42
PCI marketing list	1,235	(1,235)	—	1,235	(1,235)	—
Loan origination fees	638	(241)	397	394	(203)	191
Internally developed software	170	(170)	—	170	(170)	—

Balance at August 31,2009 and May 31, 2008	$12,405	$(8,228)	$4,177	$12,161	$(7,996)	$4,165

Amortization is computed using the straight-line method based on the following estimated useful lives:

Wireless contracts and subscriber bases	1-13 years
FCC licenses	9 years
Loan origination fees	2-5 years
Internally-developed software	3 years

Total amortization expense for the three months ended August 31, 2009 and 2008 was approximately $224,000 and $238,000, respectively.

NOTE 8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of (in thousands):

	August 31,	May 31,
	2009	2009
Accrued payroll and other personnel expense	$1,592	$1,882
Accrued state and local taxes	742	885
Unvouchered accounts payable	2,786	2,826
Customer deposits payable	536	585
Other	650	612

Total	$6,306	$6,790

NOTE 9 – LONG-TERM DEBT

Long-term debt at August 31, 2009 and May 31, 2009 consists of the following (in thousands):

	August 31,	May 31,
	2009	2009
United Commercial Bank debt	$2,438	$2,463
Jardine Capital Corporation bank debt	633	635
Thermo revolving credit facility	11,789	12,117
Warrant redemption notes payable	1,125	1,200
Other notes	—	1

Total long-term debt	15,985	16,416
Less: Current portion	(1,415)	(1,313)

Long-term debt, net	$14,570	$15,103

Current portion of long-term debt at August 31, 2009 and May 31, 2009 consists of the following (in thousands):

	August 31,	May 31,
	2009	2009
United Commercial Bank debt	$103	$102
Jardine Capital Corporation bank debt	10	10
Thermo revolving credit facility	177	—
Warrant redemption notes payable	1,125	1,200
Other	—	1

Total current portion of long-term debt	$1,415	$1,313

As of May 31, 2009, the Company had two debt facilities with Thermo Credit, LLC (“Thermo”) which included a factoring debt facility (the “Thermo Factoring Debt”) and a revolving credit facility (the “Thermo Revolver”). Effective August 1, 2009, Teletouch amended its revolving credit facility with Thermo to include increased borrowing capabilities under the Thermo Revolver as well as extending the Revolver’s maturity date (see discussion below under “Thermo Revolving Credit Facility” for additional information). The purpose of amending the Thermo Revolver was to combine the Thermo Factoring Debt facility and the Thermo Revolver into a single credit facility by expanding the revolving credit facility to allow the Company to retire the Thermo Factoring Debt. Simultaneous with closing the amended Thermo Revolver, the Thermo Factoring Debt was retired and the pledge of all of PCI’s accounts receivable and future contractual billings was transferred to the amended Thermo Revolver.

Thermo Factoring Debt: As part of the August 2006 debt restructuring, PCI entered into a financing facility with Thermo Credit, LLC secured by PCI’s accounts receivable, which provided up to approximately $10,000,000 of available borrowing against PCI’s accounts receivable. The advance rate was initially set at 70% of the accounts receivable pledged against the facility but at Thermo’s discretion, was increased to 85% of the pledged accounts receivable. The Thermo Factoring Debt provided for an initial discount fee of 1.0% (with additional discount fees computed as the accounts receivable aged) and a 5% contingency reserve. Additionally, PCI was required to repurchase receivables that were not collected within 120 days or that were otherwise rejected under the agreement. On May 18, 2007, the Company and Thermo amended the Thermo Factoring Debt to increase the overall borrowing limit to $13,000,000, set a fixed discount fee on receivables pledged at 1.45%, extended the termination date of the agreement to August 2009 and allowed for certain advances on “in-process billings.” Under the terms of the first amended factoring agreement, the Company created a “pseudo billing” file for the following month’s recurring billing, and Thermo advanced against the in-process billings at an initial advance rate of 80% with the advance rate scheduled to step down quarterly through June 2008 to an advance rate at that date of 60% against these in-process billings. The discount fee charged against in-process billings was fixed at 1% under this amendment. On February 26, 2008, Teletouch entered into a second amendment to the factoring facility to provide for, among other items, (i) an increase to the gross amount of pledged accounts receivable to $15,000,000 with a continuance of the cash advance rate of 85%; (ii) a one time 1.05% discount fee on the gross amount of pledged receivables; (iii) a 0.95% monthly discount fee on the outstanding gross value of in-process billings that have been advanced against and (iv) the extension of the termination date to February 26, 2010 (the “Second Amended Factoring Agreement”).

The Thermo Factoring Debt was constructed by Thermo to be a factoring facility under which PCI would sell its accounts receivable to Thermo at a specified discount rate, subject to certain reserves to be held by Thermo. Upon review of SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Company concluded that all of the required criteria to treat this transaction as a sale of assets were not met by the agreement entered into with Thermo, primarily the criteria that requires that assets must be placed out of the reach of the creditors of the Company to be deemed a sale. Therefore, this financing facility was recorded as debt obligation of the Company with the discount fees paid against batches of receivables pledged against the facility recorded in the period pledged as interest expense.

In prior years, the Company’s factoring debt obligation with Thermo was presented as a current liability on the Company’s consolidated balance sheet, in accordance with EITF 95-22, because the factoring agreement requires a lockbox agreement under which customer payments on accounts are directed to a lockbox controlled by Thermo and because certain subjective acceleration rights are retained by Thermo under the agreement. The stated maturity date of the factoring debt was February 2010. As a result of the August 1, 2009 restructuring of its credit facilities with Thermo under which the factoring debt was retired through additional borrowings under an amended revolving credit facility with Thermo, the Company reclassified the $7,493,000 current liability under the Thermo Factoring Debt to a long-term liability under the Thermo Revolving Credit Facility as of May 31, 2009 in accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced.”

Thermo Revolving Credit Facility: On August 28, 2009, Teletouch finalized amending, effective August 1, 2009, the terms of its $5,250,000 revolving credit facility with Thermo Credit, LLC, resulting in, among other changes, the availability under the revolving credit facility being increased from $5,250,000 to $18,000,000 and the maturity of the revolver being extended from April 30, 2010 to January 31, 2012 (the “Second Amended Thermo Revolver”).

The Second Amended Thermo Revolver provides for the Company to obtain revolving credit loans from Thermo from time to time up to $18,000,000. Borrowings against the Second Amended Thermo Revolver are limited to specific advance rates against the aggregate fair value of the Company’s assets, as defined in the amendment, including real estate, equipment, infrastructure assets, inventory, accounts receivable, intangible assets and notes receivable (collectively, the “Borrowing Base”). The Company is allowed to borrow the lesser of the borrowing base amount or the initial commitment amount of $18,000,000, less a monthly step down amount. If the Company were to maximize its credit line, beginning in December 31, 2009, the availability under the Second Amended Thermo Revolver would be reduced monthly by an amount equal to the average principal balance of loans outstanding against the non-accounts receivable assets in the Borrowing Base for that month divided by sixty (60) (the “Monthly Step Down”). The Company does not expect to make these payments in fiscal year 2010 since the Company’s Borrowing Base is and is expected to remain below the reducing commitment level amount for the next year. The loans outstanding on the accounts receivable component of the Borrowing Base will be increased or decreased through periodic reporting of the Borrowing Base to Thermo. The balance of all principal and interest outstanding under the Second Amended Thermo Revolver is due January 31, 2012. The annual interest rate on the Second Amended Thermo Revolver is the lesser of: (a) the maximum non-usurious rate of interest per annum permitted by applicable Louisiana law or (b) the greater of (i) the prime rate plus 8% or (ii) fourteen percent (14%). Under the terms of the Second Amended Thermo Revolver, the Company must maintain certain financial covenants including a net worth of at least $5,000,000, computed on a fair value basis, at each fiscal quarter, a debt service coverage ratio that ranges between 1.10 and 1.20 over the remaining life of the revolver and an operating income no less than zero at any fiscal quarter. The purpose of the Second Amended Thermo Revolver was to retire the former factoring debt facility with Thermo and to provide additional availability to the Company for its ongoing working capital needs. As of August 31, 2009, the Company has a current repayment liability under the Second Amended Thermo Revolver related to a loan commitment fee obligation of approximately $177,000.

Under the previous Thermo Factoring Debt, the Company had adequate credit availability under the facility but was limited in its ability to borrow additional funds due to declining levels of accounts receivable. With the Second Amended Thermo Revolver, the Company can finance other non-accounts receivable asset purchases by including them in the Borrowing Base. Borrowings by the Company against non-accounts receivable assets are limited to 33.3% of the total amount of loans outstanding under the revolver under the terms of the Second Amended Thermo Revolver, which results in a maximum availability of $5,994,000 against non-accounts receivable assets and $12,006,000 against accounts receivable for a total of $18,000,000. As of August 31, 2009, the Company had approximately $11,789,000 in loans outstanding under the Second Amended Thermo Revolver which includes an obligation of approximately $244,000 related to loan commitment fees under the Second Amended Thermo Revolver. A portion of the loan commitment fee obligation is due and payable on August 1, 2010 with the remaining balance due on August 1, 2011. As of August 31, 2009, $7,509,000 was advanced against accounts receivable and $4,280,000 was advanced against non-accounts receivable assets. The availability to the Company as of August 31, 2009 under the Second Amended Thermo Revolver is approximately $4,497,000 to be borrowed against future accounts receivable and $1,714,000 to be borrowed against non-accounts receivable asset future purchases.

The lien and security interest in substantially all of the Company’s assets, properties, accounts, inventory, goods and the like granted to Thermo under the Thermo Revolver and all other provisions remain the same under the Second Amended Thermo Revolver.

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

Significant components of the Company’s deferred taxes are as follows (in thousands):

	August 31, 2009	May 31, 2009

Deferred Tax Assets:
Current deferred tax assets:
Accrued liabilities	$730	$748
Deferred revenue	28	32
Inventories	76	88
Bad debt reserve	172	165

	1,006	1,033
Valuation allowance	(1,002)	(1,033)

Current deferred tax assets, net of valuation allowance	4	—

Non-current deferred tax assets:
Net operating loss	11,454	11,447
Intangible assets	128	193
Fixed assets	257	256
Licenses	17	18
Other	2	2

	11,858	11,916
Valuation allowance	(11,778)	(11,847)

Non-current deferred tax assets, net of valuation allowance	80	69

Deferred Tax Liabilities:
Current deferred tax liabilities:
Other	4	—

Non-current deferred tax liabilities:
Intangible assets	13	—
Fixed assets	67	69

	80	69

Net Current Deferred Tax Asset	$—	$—

Net Non-Current Deferred Tax Asset	$—	$—

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Teletouch leases buildings, office space, a sports entertainment suite, transmission towers and equipment under non-cancelable operating leases ranging from one to twenty years. These leases contain various renewal terms and restrictions as to use of the property. Some of the leases contain provisions for future rent increases. The total amount of rental payments due over the lease terms is charged to rent expense on the straight-line method over the term of the leases. The difference between rent expense recorded and the amount paid is recorded as deferred rental expense, which is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. Minimum rental commitments under non-cancelable leases are as follows (in thousands):

	Twelve Months Ending August 31,
	Total	2010	2011	2012	2013	Thereafter
Operating leases	$5,659	$810	$526	$379	$340	$3,604

Teletouch is party to various legal proceedings arising in the ordinary course of business. The Company believes there is no proceeding, either threatened or pending, against it that will result in a material adverse effect on its results of operations or financial condition.

In addition to the contractual obligations mentioned above, the Company has the following contingency:

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

The Company attended a court ordered mediation on this matter and was unsuccessful reaching a settlement with the other party. Currently, the trial date set by the court is scheduled to begin the week of April 5, 2010. Based on discussions with our counsel, the Company believes it will prevail in this matter.

NOTE 12 – SHAREHOLDERS’ EQUITY

Capital Structure: Teletouch’s authorized capital structure allows for the issuance of 70,000,000 shares of common stock with a $0.001 par value and 5,000,000 shares of preferred stock with a $0.001 par value.

In June 2009, Glaubman, Rosenburg & Robotti Fund, L.P., a non-affiliated New York limited partnership and holder of 312,978 shares of Teletouch’s common stock, (the “Shareholder”) notified the Company of its intent to sell all of its shares of Teletouch’s common stock and offered these shares to Teletouch at a discount from market. On June 15, 2009, the Company entered into a Securities Purchase Agreement with the Shareholder to purchase the 312,978 shares of Teletouch common stock it held at $0.10 per share. Teletouch’s purchase price of $0.10 per share represented a 13% discount from the $0.115 average of the 10 day closing price on Teletouch’s common stock prior to the effective date of this agreement. The purchase of the shares was completed on July 16, 2009 following the payment of $31,298 to the Shareholder and the surrender of the 312,978 shares of stock. These shares are held by the Company in treasury.

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

As of August 31, 2009, approximately 28,661 Non-Qualified Options and 52,000 Incentive Options are outstanding under the 1994 Plan, and approximately 376,998 Non-Qualified Options and 4,146,323 Incentive Options are outstanding under the 2002 Plan.

A summary of option activity for the three months ended August 31, 2009 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 1, 2009	3,910,815	$0.27	7.99	$—
Three months ended August 31, 2009
Granted	693,167	0.12	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at August 31, 2009	4,603,982	0.25	8.04	$—

Options exercisable at August 31, 2009	2,871,878	$0.26	7.66	$—

The following table summarizes the status of the Company’s non-vested stock options since June 1, 2009:

	Non-vested Options
	Number of Shares	Weighted- Average Fair Value
Non-vested at June 1, 2009	2,486,489	$0.20
Granted	693,167	0.11
Vested	(1,447,552)	0.15
Forfeited	—	—

Non-vested at August 31, 2009	1,732,104	$0.21

Upon adoption of SFAS 123(R) on June 1, 2006, the Company began estimating the value of employee stock options on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial disclosure in accordance with SFAS 123. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The Company has elected to estimate the expected life of an award based on the SEC approved “simplified method.” The Company calculated its expected volatility assumption required in the Black-Scholes model based on the historical volatility of its stock. The Company recorded approximately $131,000 and $42,000 in stock based compensation expense in the consolidated financial statements for the three months ended August 31, 2009 and 2008, respectively.

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

There were no related party transactions between the Company and PCCI or TLLP during the fiscal quarters ended August 31, 2009 and 2008.

In August 2006, TLLP paid certain legal fees on behalf of the Company related to the debt restructuring and the reorganization of its commonly controlled companies. The Company recorded these expenses of approximately $63,000 in fiscal year 2007 as well as the related party payable to TLLP for the same amount. In addition the Company received certain dividend payments from investments belonging to TLLP in fiscal year 2009. As of August 31, 2009, approximately $95,000 remains payable to TLLP by the Company.

NOTE 15 – SEGMENT INFORMATION

The Company’s consolidated financial statements include three reportable segments: cellular services, wholesale distribution and two-way radio services. The Company determines its reportable segments based on the aggregation criteria of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”).

The Company’s cellular business segment represents its core business, which has been acquiring, billing, and supporting cellular subscribers under a revenue sharing relationship with AT&T for over 20 years. The consumer services and retail business within the cellular segment is operated primarily under the Hawk Electronics brand name, with additional business and government sales provided by a direct sales group operating throughout all of the Company’s markets. As a master distributor for AT&T wireless services, the Company controls the entire customer experience, including initiating and maintaining the cellular service agreements, rating the cellular plans, providing complete customer care, underwriting new account acquisitions and providing multi-service billing, collections, and account maintenance. Furthermore, in January 2009, Teletouch entered into a new distribution agreement with T-Mobile USA, Inc. and the Company currently has two retail locations in Oklahoma selling T-Mobile branded cellular services and products.

The Company’s wholesale business segment represents its distribution of cellular telephones, accessories, car audio and car security products to major carrier agents, rural cellular carriers, smaller consumer electronics and automotive retailers and auto dealers throughout the country.

TELETOUCH COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The two-way business segment includes radio services provided on the Company’s Logic Trunked Radio (“LTR”) system and the related radio equipment sales as well as radio equipment sales to customers operating their own two-way radio system. Safety and emergency response vehicle product sales and services are also included in the two-way business segment.

Corporate overhead is reported separate from the Company’s identified segments. The significant overhead costs include expenses from the Company’s cost centers for accounting, information technology, human resources, marketing and executive management.

The following tables summarize the Company’s operating financial information by each segment for the three months ended August 31, 2009 and 2008 (in thousands):

	Three Months Ended August 31, 2009
	Segments
	Cellular	Wholesale	Two-Way	Corporate	Other	Total
Operating revenues:
Service, rent and maintenance revenue	$6,195	$—	$406	$—	$58	$6,659
Product sales revenue	1,569	2,515	562	—	154	4,800

Total operating revenues	7,764	2,515	968	—	212	11,459

Operating expenses:
Cost of service, rent and maintenance (exclusive of depreciation and amortization included below)	1,555	—	402	—	10	1,967
Cost of products sold	1,588	2,265	442	—	109	4,404
Selling and general and administrative	1,326	278	128	2,404	61	4,197
Depreciation and amortization	1	—	32	294	—	327

	4,470	2,543	1,004	2,698	180	10,895

Operating income (loss)	3,294	(28)	(36)	(2,698)	32	564

Interest expense, net	—	—	—	(502)	—	(502)

Income (loss) before income tax expense	3,294	(28)	(36)	(3,200)	32	62

Income tax expense	—	—	—	62	—	62

Net income (loss)	$3,294	$(28)	$(36)	$(3,262)	$32	$—

TELETOUCH COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Three Months Ended August 31, 2008
	Segments
	Cellular	Wholesale	Two-Way	Corporate	Other	Total
Operating revenues:
Service, rent and maintenance revenue	$6,508	$—	$411	$—	$82	$7,001
Product sales revenue	1,864	3,218	657	—	146	5,885

Total operating revenues	8,372	3,218	1,068	—	228	12,886

Operating expenses:
Cost of service, rent and maintenance (exclusive of depreciation and amortization included below)	1,941	—	455	—	39	2,435
Cost of products sold	1,910	2,845	440	—	108	5,303
Selling and general and administrative	1,423	333	136	2,414	198	4,504
Depreciation and amortization	—	—	57	317	—	374

	5,274	3,178	1,088	2,731	345	12,616

Operating income (loss)	3,098	40	(20)	(2,731)	(117)	270

Interest expense, net	—	—	—	(635)	—	(635)

Income (loss) before income tax expense	3,098	40	(20)	(3,366)	(117)	(365)

Income tax expense	—	—	—	81	—	81

Net income (loss)	$3,098	$40	$(20)	$(3,447)	$(117)	$(446)

The Company identifies its assets by segment. Significant assets of the Company’s corporate offices include cash, property and equipment, notes receivable and loan origination costs. The Company’s assets by segment as of August 31, 2009 and May 31, 2009 are as follows:

	August 31, 2009			May 31, 2009
	Total Assets	Property and Equipment, net	Intangible Assets, net	Total Assets	Property and Equipment, net	Intangible Assets, net
Segment
Cellular	$12,474	$187	$3,740	$12,751	$195	$3,932
Two-way	1,699	443	382	1,806	467	385
Wholesale	909	3	—	1,123	3	—
Corporate	6,966	2,251	398	8,639	2,284	191
Other	33	—	—	37	—	—

Totals	$22,081	$2,884	$4,520	$24,356	$2,949	$4,508

During the three months ended August 31, 2009 and 2008, the Company did not have a single customer that represented more than 10% of total segment revenues.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

For over 40 years, Teletouch has offered a comprehensive suite of telecommunications products and services under the Teletouch, AT&T® and T-Mobile® brands, including cellular, two-way radio, GPS-telemetry, wireless messaging and public safety/emergency response products and services. Teletouch operates approximately 25 retail stores and service locations in Texas and Oklahoma. Locations include both “Teletouch” and “Hawk Electronics” branded in-line, kiosk and free-standing stores. Teletouch’s core-business is acquiring, billing and supporting cellular subscribers under a long-term recurring revenue relationship with AT&T. The distribution agreements with AT&T have been in place for over 20 years. Through its subsidiary, Progressive Concepts Inc., (“PCI”), the Company is a leading provider of AT&T cellular services (voice, data and entertainment), as well as other mobile, portable and personal electronics products and services to individuals, businesses and government agencies. PCI operates a chain of retail stores and sells under the “Hawk Electronics” brand, through Hawk-branded sub-agents, its own direct sales force and Internet. As a master distributor for AT&T, the Company controls the entire customer relationship, including initiating and maintaining the cellular service agreements, rating the cellular plans, providing complete customer care, underwriting new account acquisitions and providing multi-service billing, collections and account maintenance. PCI also operates a national wholesale distribution business, known as PCI Wholesale that serves major carrier agents, rural cellular carriers, smaller consumer and electronic retailers and automotive dealers throughout the country. Teletouch’s original business continues to provide two-way radio products and services on its own network in North and East Texas. In January 2009, Teletouch entered into an Exclusive Retailer Agreement with T-Mobile USA, Inc., the second largest GSM-network-based U.S. wireless carrier, a division of Deutsche Telekom AG, and the third largest wireless carrier provider in the world (just behind the two largest China-based carriers). The three-year agreement provides for Teletouch to open, operate and manage high-volume mall locations, with the Company’s first locations opening in major markets in Oklahoma. In late 2007, Teletouch began selling safety and emergency response vehicle products and services under the brand Teletouch EVP (“Emergency Vehicle Products”). The EVP business is a complementary offering to the Company’s existing two-way radio business and the Company has expanded its product lines to include light bars, sirens and other accessories used in or on emergency response vehicles through a number of distribution agreements with manufacturers of these products. Teletouch also holds an equity stake in Mobui Corporation, a Redmond, Washington based mobile applications developer and provider.

2010 Business Strategy

Summary

Most of the Company’s efforts from August 2006 through fiscal 2009 were focused on the complex integration issues related to the acquisition of PCI, its subsequent reorganization activities, as well as on securing financing to grow its retail business and work to complete one or more acquisitions to provide new avenues of revenue growth for the Company. After rationalizing a number of business units and resizing the workforce over the past two years, Teletouch is better positioned to achieve its financing, retail expansion and acquisition goals. Key to this strategy is and has been leveraging the Company’s various customer relationships, including PCI’s nearly 70,000 cellular subscribers, which are comprised of individuals and businesses of higher than average credit worthiness (due to PCI’s stringent credit standards). The Company believes that there are opportunities to grow revenues well in excess of its current cellular revenues with these monthly-billed customers.

The Company’s primary business for over 35 years has been distributing AT&T cellular services under several exclusive master distributor agreements. As of the date of this Report, certain changes to the Company’s relationship with AT&T have occurred, including the expiration of the exclusivity with AT&T under the primary Dallas/Fort Worth (“DFW”) distribution agreement and the commencement of legal action against AT&T by the Company. Although neither of these events are expected to have any material impact on the Company’s current subscriber base, the Company does anticipate changes in its cellular operations during the remainder of fiscal 2010 as it migrates into a multi-carrier environment and expands its market presence.

The Company experienced significant declines in revenues during the last year due to the migration of a large number of cellular subscribers to AT&T in order to purchase services and products directly from AT&T that the Company was not allowed to sell, macro-economic issues driving lower cellular and electronics sales in its wholesale business and budgetary constraints imposed on many governmental entities and commercial enterprises resulting in lower sales in the Company’s two-way radio business. In spite of the loss of revenues, the Company was successful in improving its operating results during 2009 and continuing through the first quarter of fiscal 2010 through aggressive cost management and improved margins on the revenues it maintained. During the remainder of fiscal 2010, the Company will continue to manage its costs closely but will focus on developing new revenue streams for all of its business units. These new revenue streams will be driven by several anticipated distribution agreements and, potentially, the acquisition of one or more complementary businesses. Following the acquisition of PCI in August 2006, the Company struggled to complete the required audits because of the condition of PCI’s records. Because of the delays in completing these audits, the Company was unable to maintain a current standing with its regulatory reporting requirements. To date, the Company’s inability to file the required financials has hindered the Company’s ability to secure additional financing to grow the business or to complete any of the major acquisitions it has identified. Significant progress was made in 2009 by catching up on its delinquent financial statement audits and filings, and by December of 2010, the Company expects to have completed and filed all of its delinquent financial reports and is hopeful that it will secure the necessary financing to complete one or more of these acquisitions in 2010. There is no assurance that any of the acquisitions will be concluded or that the Company will be able to complete and file all of its delinquent financial reports.

Certain non-recurring expenses are expected to be incurred through the remainder of fiscal 2010 related to the arbitration proceeding against AT&T and the startup and expansion costs related to the new products and services. The Company believes that these non-recurring expenses will be manageable and will not materially impair its operating results during 2010. In addition, on October 2, 2009, the Securities and Exchange Commission, delayed the implementation of section 404(b) of the Sarbanes Oxley Act of 2002 for smaller reporting companies until fiscal years ending after June 15, 2010. The impact of this delay is that Teletouch will not have to get its independent auditors to attest to the effectiveness of its internal controls during fiscal 2010 which results in a further reduction of costs anticipated during 2010. Under the current guidance, Teletouch will have to have an independent audit of its internal controls as of its fiscal year ended May 31, 2011.

Cellular Services

In August 2009, the initial term the primary distribution agreement between Teletouch’s subsidiary, PCI and AT&T expired. Under this agreement, PCI distributes AT&T cellular services in the DFW market. The primary impact of the expiration of this agreement is that the Company is no longer exclusive to AT&T in DFW, which allows the Company to expand it cellular service offerings in this market for the first time in over 35 years. The August 2009 expiration of the initial term of the DFW distribution agreement with AT&T removes the exclusivity provisions and restricts PCI from growing its subscriber base in DFW, but the majority of the provisions of the agreement remained in tact at the option of PCI, including the right for PCI to continue servicing its existing DFW subscribers until there are no more subscribers remaining as customers of PCI. Based on its current subscriber attrition rates, the Company estimates that it will maintain subscribers in DFW for the next eight years. The Company is party to five distribution agreements with AT&T in addition to the distribution agreement covering the DFW market discussed above. Under these other distribution agreements, the Company is allowed to distribute AT&T wireless services, on an exclusive basis, in certain major markets in Texas and Arkansas, including the San Antonio, Texas Metropolitan Statistical Area (“MSA”), Austin, Texas MSA, Houston, Texas MSA, East Texas Regional MSA and Arkansas, including primarily the Little Rock, Arkansas MSA. These distribution agreements have varying terms with the longest extending through October 2012.

On September 30, 2009, the Company commenced an arbitration proceeding against AT&T seeking at least $100 million in damages. The binding arbitration was commenced to seek relief for damages incurred as AT&T has prevented the Company from selling the popular iPhone and other “AT&T exclusive” products and services that PCI is and has been contractually entitled to provide to its customers under the distribution agreements. While PCI has attempted to negotiate with AT&T for the purpose of obviating the need for legal action, such attempts have failed. Accordingly, PCI has been forced to initiate this arbitration. The Company expects this arbitration process to take between nine and fourteen months before a final outcome is determined unless this matter is able to be settled sooner with AT&T outside of this venue.

With PCI’s exclusivity to AT&T in the Dallas/Fort Worth market lifted in August 2009 and after being unable to reach an alternate form of agreement with AT&T, the Company has begun actively negotiating final terms under a variety of new cellular carrier, WiFi, WiMax and related wireless communications relationships and expects to be launching these products and services beginning in its 2nd fiscal quarter and throughout the remainder of 2010. Teletouch’s first new cellular carrier relationship outside of AT&T was formed during fiscal year 2009 that initially contemplates distribution in markets not protected under the exclusivity provisions granted to AT&T under the existing distribution agreements. To provide new and innovative cellular solutions, Teletouch entered into an Exclusive Retailer Agreement with T-Mobile USA, Inc., the second largest GSM-network-based U.S. wireless carrier, a division of Deutsche Telekom AG, and the third largest wireless carrier provider in the world (just behind the two largest China-based carriers). The three-year agreement provides for Teletouch to open, operate and manage high-volume mall locations, with the Company’s first new locations having opened in major markets in Oklahoma.

During the remainder of fiscal 2010, the Company will focus on expanding distribution of existing products and services to its 70,000 cellular subscribers which primarily reside in the DFW and San Antonio markets in Texas. In addition, the Company will focus on developing the other markets covered by its existing AT&T distribution agreements, starting with the East Texas market where Teletouch currently has personnel and existing infrastructure in place. A primary focus of the Company will be on expanding its product and service offerings through a variety of new distribution agreements that are currently being negotiated. Through these new relationships, the Company will be able to offer its customers a choice in services and additional products and expects to be allowed to expedite expansion of its distribution to other markets.

Wholesale Business

During 2009, a large focus in the wholesale business was on the ongoing credit worthiness of our customers, pricing, margins and inventory turnover. The extensive re-evaluation of the wholesale business in 2009 resulted in certain sustainable operating changes to the business, including office staff reductions, new sales hiring, re-pricing of new and non-current inventory, as well as identified the necessity to grow market share and focus on more exclusive product offerings. The Company will continue to focus on expanding its distributor relationships and expand its product line with a focus on products that it can offer exclusively for wholesale distribution for the remainder of 2010 and expects revenues to improve with the slowly improving economic outlook for the country.

Two-Way Radio Operations

For 2010, the Company’s two way division has secured a contract in support of the re-banding efforts being undertaken nationally to migrate public safety communications to frequencies that will not experience interference from certain radio channels operated by Nextel Communications. This project covers the East Texas market and is expected to generate up to $500,000 in revenues and profits during the next year. Teletouch’s long-term relationships and reputation with the various governmental entities over its almost 44 year presence in East Texas has allowed the Company to procure this business to date. The Company believes it will be successful in procuring more of this business as a variety of sources of government funds are made available throughout 2010.

As a complement to and embedded in its two-way radio segment, the Company began selling emergency vehicle products in late 2007 under several master distributor agreements with its suppliers. The product lines include various aftermarket accessories that are added to vehicles in the public safety industry, but primarily includes light bars, sirens and computer equipment supports mounted in-vehicle. During 2010, the Company will be focusing on expanding the distribution of these product lines to other markets by cross-training of existing sales personnel in those other markets as well as by opening new distribution points in those markets. In addition, the Company is working with its manufacturers to secure approval to sell these products into other protected markets and to potentially acquire other existing distribution in these markets.

RESULTS OF OPERATIONS

Operating revenues are primarily generated from the Company’s cellular, wholesale and two-way radio operations and are comprised of a mix of service, rent and maintenance revenues as well as product revenues. Service, rent and maintenance revenues are generated primarily from the Company’s cellular and two-way radio operations. Within the cellular operations, the primary service revenues are generated by PCI from the sale of recurring cellular subscription services under several master distributor agreements with AT&T. Within the two-way radio operations, service revenues are generated by the sale of subscription radio services on the Company’s own radio network as well as from the sale of maintenance services on customer owned radio equipment. The Company generates other service revenues from some of its ancillary and smaller operations, including the car dealer expediter operations.

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

which are not subject to the revenue sharing arrangement with AT&T; such features include roadside and emergency assistance program, handset and accessory warranty programs and certain custom billing related services.

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

Service, Rent and Maintenance Revenue for the Three Months Ended August 31, 2009 and 2008

The service, rent and maintenance revenues shown below have been grouped and are discussed by the Company’s reportable operating segments as defined under GAAP. The other category includes the service revenues generated by the remaining operations of the Company that individually do not meet the quantitative requirements for reporting separately under GAAP, including car dealer expeditor and installation services.

(dollars in thousands)	Three Months Ended August 31,				2009 vs 2008
	2009	% of Oper Rev	2008	% of Oper Rev	$ Change	% Change

Service, rent, and maintenance revenue
Cellular operations
Gross cellular subscription billings	$13,932		$15,374		$(1,442)	-9%
Net revenue adjustment (revenue share due AT&T)	(7,737)		(8,866)		1,129	-13%

Cellular operations total service revenues:	6,195	54%	6,508	51%	(313)	-5%

Two-way radio operations	406	4%	411	3%	(5)	-1%
Other operations	58	0%	82	0%	(24)	-29%

Service, rent, and maintenance revenue	$6,659	58%	$7,001	54%	$(342)	-5%

Total operating revenues	$11,459		$12,886		$(1,427)	-11%

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

Service, Rent and Maintenance Revenue Discussion for the Three Months Ended August 31, 2009 and 2008

The 9% decrease in the cellular operation’s gross cellular subscriptions billings resulted primarily from a decrease in monthly access charges of $1,480,000 quarter over quarter due to a decline in cellular subscribers due primarily to a large number of subscribers leaving PCI and moving their services to AT&T in order to purchase the iPhone since PCI has not been allowed to offer the iPhone by AT&T. The Company had 69,757 cellular subscribers as of August 31, 2009 compared to 77,795 cellular subscribers as of August 31, 2008. In addition, the cellular operations experienced a decrease in billings for roamer, service and toll charges of approximately $535,000 and assessment charges of $214,000, quarter over quarter. The decreases in revenues were partially offset by an increase in billings for data charges of $310,000 as more customers migrate to cellular phones with internet connection capabilities. In addition, revenues generated from other PCI services such as product warranty revenues and paper bill fees generated an additional $477,000 in the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009.

The 29% decrease in service, rent, and maintenance revenue related to the Company’s other operations is directly related to a decrease in revenue for internet services. The Company eliminated its legacy dial-up internet services in the later part of fiscal year 2009 and discontinued offering these services to its customers.

Cost of Service, Rent and Maintenance for the Three Months Ended August 31, 2009 and 2008

Cost of service, rent and maintenance expense consist of the following significant components:

(dollars in thousands)
	Three Months Ended August 31,		2009 vs 2008
	2009	2008	Change	% Change

Cost of service, rent and maintenance (exclusive of depreciation and amortization)
Cellular operations	$1,555	$1,941	$(386)	-20%
Two-way radio operations	402	455	(53)	-12%
Other operations	10	39	(29)	-74%

Total cost of service, rent and maintenance	$1,967	$2,435	$(468)	-19%

Cost of Service, Rent and Maintenance Discussion for the Three Months Ended August 31, 2009 and 2008

The 20% decrease in cost of service, rent and maintenance related to the Company’s cellular operations is directly related to the corresponding decrease in cellular service roamer revenue resulting from a loss of over 8,000 or 10.3% of its cellular subscribers since 2008 due to accelerated migration of customers to AT&T to purchase the iPhone and other AT&T services not made available for sale by PCI. Costs associated with roamer charges decreased by approximately $132,000 quarter over quarter. In addition the cellular operations employee compensation costs decreased by approximately $153,000 quarter over quarter due to a reduction in personnel. The cellular customer service department had 58 employees as of August 31, 2009 compared to 66 employees as of August 31, 2008.

The 12% decrease in cost of service, rent and maintenance related to the Company’s two-way operations is primarily due to staff reductions and a decrease in overhead costs. Salaries and overtime decreased by approximately $15,000 for the quarter ending August 31, 2009 compared to the quarter ending August 31, 2008. In addition the reduction of certain overhead costs such as telephone, business insurance and office supplies resulted in a decrease of approximately $25,000 quarter over quarter. A portion of the decrease in costs is associated with a decrease of network repair expenses of approximately $12,000 in the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009.

The 74% decrease in cost of service, rent and maintenance related to the Company’s other operations is due to the Company eliminating its legacy dial-up internet services in the later part of fiscal year 2009.

Sales Revenue and Cost of Products Sold for the Three Months ended August 31, 2009 and 2008

(dollars in thousands)	Three Months Ended August 31,				2009 vs 2008
	2009	% of Oper Rev	2008	% of Oper Rev	$ Change	% Change

Product Sales Revenue
Cellular operations	$1,569	13%	$1,864	14%	$(295)	-16%
Wholesale operations	2,515	22%	3,218	25%	(703)	-22%
Two-way radio operations	562	5%	657	5%	(95)	-14%
Other operations	154	2%	146	2%	8	5%

Total product sales revenue	$4,800	42%	$5,885	46%	$(1,085)	-18%

Cost of products sold
Cellular operations	1,588		1,910		(322)	-17%
Wholesale operations	2,265		2,845		(580)	-20%
Two-way radio operations	442		440		2	0%
Other operations	109		108		1	1%

Cost of products sold	$4,404		$5,303		$(899)	-17%

Total operating revenues	$11,459		$12,886		$(1,427)	-11%

Sales Revenue and Cost of Products Sold Discussion for the Three Months Ended August 31, 2009 and 2008

Product sales revenue: The 16% decline in product sales from the Company’s cellular operations is primarily due to a 38% decrease in cellular activations and a 21% decrease in cellular upgrades quarter over quarter. During the first quarter of fiscal year 2010, the Company had cellular activations of 1,532 compared to 2,112 activations during the first quarter of fiscal year 2009. Cellular upgrades in the first quarter of fiscal year 2010 totaled 3,884 compared to cellular upgrades of 4,685 in the first quarter of fiscal year 2009. In addition the average revenue per unit continued to decline as the Company continues to subsidize the sale of cellular handsets to compete with the pricing of other wireless telephone carriers. The decrease in revenues was partially offset by approximately $250,000 due to sales related to the Company’s T-Mobile operations in Oklahoma. The Company opened 5 retail locations in February 2009 selling T-Mobile branded products and services. As of August 31, 2009, 2 of the retail locations remained open.

The 22% decline in product sales from the Company’s wholesale operations is related to a decrease in car audio equipment sales due to lower demand for aftermarket car audio equipment and reduced sales of cellular handsets and accessories due to increased competition. Car audio sales from the wholesale operations decreased by approximately $326,000 in the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009. Wholesale sales related to cellular handsets and accessories decreased by approximately $376,000 in the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009.

The 14% decrease in product sales related to the Company’s two-way radio operations is primarily due to a net decrease in sales of serialized two-way radios and parts of approximately $50,000 in the three months ended August 31, 2009 compared to the three months ended August 31, 2008. In addition the two-way operations earned commission revenue of approximately $50,000 in the first quarter of fiscal year 2009 related to the City of Longview rebanding project. The first quarter of fiscal year 2010 had no similar occurring transaction.

Cost of products sold: The 17% decrease in total cost of products sold is a direct result of a decrease in product sales revenues from the cellular and wholesale operations. The cellular operations continue to have low or negative profit margins related to the sales of cellular handsets due to increased market competition in the cellular industry and the shift in equipment sales to higher-end PDA devices. The Company is required to offer higher equipment subsidies on the higher-end handsets to match pricing offered by AT&T and other competing cellular carriers. The two-way cost of products remained flat despite lower product sales quarter over quarter primarily due to commission revenue earned on the City of Longview rebanding project with minor corresponding costs recorded in the first quarter of fiscal year 2009. In addition the decrease in two-way product costs quarter over quarter from the reduction in two-way product sales was offset by two-way inventory adjustments recorded in the first quarter of fiscal year 2010.

Selling and General and Administrative Expenses for the Three Months ended August 31, 2009 and 2008

Selling and general and administrative expenses consist of the following significant components:

(dollars in thousands)	Three Months Ended August 31,		2009 vs 2008
	2009	2008	$ Change	% Change

Selling and general and administrative
Salaries and other personnel expenses	$2,521	$2,883	$(362)	-13%
Office expense	517	526	(9)	-2%
Advertising expense	113	150	(37)	-25%
Professional fees	573	405	168	41%
Taxes and licenses fees	53	59	(6)	-10%
Stock-based compensation expense	131	42	89	212%
Other expenses	289	439	(150)	-34%

Total selling and general and administrative	$4,197	$4,504	$(307)	-7%

Selling and General and Administrative Expenses Discussion for the Three Months Ended August 31, 2009 and 2008

The 13% decrease in salaries and other personnel expenses is primarily due to a decrease in contract labor and commission expenses of approximately $151,000 and $117,000, respectively. The reduction in contract labor expense is primarily due to the Company terminating its computer services contract with a group of IT contractors in the later part of fiscal year 2009 as well as the termination of services with a sales operations manager in the second quarter of fiscal year 2009. The reduction in commission expenses quarter over quarter is attributable to changes in salesperson commission plans and an overall reduction in commissionable sales. In addition employee insurance expense and the Company’s 401(k) matching expense contributed to the decrease in other personnel expenses by approximately $100,000 for the three months ended August 31, 2009 compared to the three months ended August 31, 2008.

The 25% decrease in advertising expense is a direct result of the Company receiving advertising reimbursements from certain vendors for achieving sales based objectives. The amount of advertising reimbursements from vendors was approximately $38,000 for the three months ended August 31, 2009 compared to approximately $1,000 for the three months ended August 31, 2008.

The 41% increase in professional fees is due to an increase in legal fees of approximately $298,000, primarily related to the costs associated with defending the Company against an alleged infringement on the Hawk Electronics trade name as well as legal fees related to the foreclosure on the assets of Air-bank, Inc. in the first quarter of fiscal year 2010. The increase in legal fees was partially offset by a reduction of accounting and professional fees of approximately $51,000 and $57,000, respectively, quarter over quarter. In addition board of director fees decreased by approximately $34,000 for the three months ended August 31, 2009 compared to the three months ended August 31, 2008.

The 212% increase in stock-based compensation expense is due to a contractual increase in stock options granted to the Company’s executive management as well as granting additional options to the Company’s board of directors in June 2009. During the first quarter of fiscal year 2010, the Company granted an additional 693,167 in stock options which contributed to the increase in stock compensation expense quarter over quarter.

The 34% decrease in other expenses is attributable to bad debt recoveries of approximately $45,000 in the first quarter of fiscal year 2010 with no similar occurring transactions in the first quarter of fiscal year 2009. The Company also incurred lower premium costs on its business insurance coverage of approximately $34,000 quarter over quarter. In addition the Company reduced costs related to information technology support contracts and corporate travel by $33,000 and $47,000, respectively, in the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009.

Other Operating Expenses for the Three Months Ended August 31, 2009 and 2008

(dollars in thousands)	Three Months Ended August 31,		2009 vs 2008
	2009	2008	$ Change	% Change

Other Operating Expenses
Depreciation and amortization	$327	$374	$(47)	-13%

Depreciation and amortization: Depreciation and amortization expense as reported is comprised of the following:

(dollars in thousands)	Three Months Ended August 31,		2009 vs 2008
	2009	2008	$ Change	% Change

Other Operating Expenses
Depreciation	$103	$136	$(33)	-24%
Amortization	224	238	(14)	-6%

Total other operating expenses	$327	$374	$(47)	-13%

The 13% decrease in depreciation and amortization expenses for the three months ended August 31, 2009 compared to the three months ended August 31, 2008 is attributable to the Company’s minimal purchases of fixed assets for its corporate offices and retail locations. In addition certain existing capital assets which became fully depreciated also contributed to the decrease in depreciation expense quarter over quarter. The decrease in amortization expense quarter over quarter is due to certain intangibles that were fully amortized in the third quarter of fiscal year 2009. These intangibles were associated with the Company’s two-way segment due to the purchase of the assets of Delta Communications and Electronics, Inc. in January 2004.

Interest Expense, Net of Interest Income for the Three Months Ended August 31, 2009 and 2008

(dollars in thousands)	Three Months Ended August 31,		2009 vs 2008
	2009	2008	$ Change	% Change
Interest Expense (Income)
Mortgage debt	42	53	(11)	-21%
Thermo factoring debt	306	381	(75)	-20%
Thermo revolving credit facility	140	159	(19)	-12%
Warrant redemption notes payable	35	44	(9)	-20%
Other	(21)	(2)	(19)	950%

Total interest expense, net	$502	$635	$(133)	-21%

The 21% decrease in interest expense for the three months ended August 31, 2009 compared to the three months ended August 31, 2008 is due to lower discount fees incurred on the factoring debt facility with Thermo due to a decreased borrowing capability, which resulted from decreased cellular billings and equipment sales from the Company’s wholesale segment resulting in lower levels of accounts receivable in the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009.

Income Tax Expense for the Three Months Ended August 31, 2009 and 2008

In the two periods presented, the combined operations of the Company did not generate a federal tax liability. In the three months ended August 31, 2009 and 2008, the Company recorded $62,000 and $81,000 in state tax expenses, respectively. The state tax expense relates primarily to the Texas margin tax, which was initially implemented by the state effective January 1, 2008. The margin tax is calculated by using the Company’s gross receipts from business conducted in Texas each fiscal year less a cost of goods sold deduction. Due to a reduction in the Company’s gross receipts in Texas, the Texas state tax expense decreased in the three months ended August 31, 2009 compared to the three months ended August 31, 2008.

FINANCIAL CONDITION

(dollars in thousands)	Three Months Ended August 31,		2009 vs 2008
	2009	2008	$ Change

Cash provided by (used in) operating activities	$(762)	$1,348	$(2,110)
Cash provided by (used in) investing activities	582	(128)	710
Cash used in financing activities	(706)	(1,483)	777

Net decrease in cash	$(886)	$(263)	$(623)

Operating Activities

The decrease in cash provided by operations during the three months ended August 31, 2009 compared to the three months ended August 31, 2008 is primarily attributable to additional payments made against Company’s accounts payable of $2,300,000 during the first quarter of 2009 as compared to the same period in 2008. The Company had additional cash in the first quarter of fiscal year 2010 to pay down certain accounts payable balances, primarily revenue share invoices payable to AT&T for cellular services billed by the Company.

Investing Activities

The increase in cash provided by investing activities for the three months ended August 31, 2009 compared to three months ended August 31, 2008 is due to cash receipts received against the Mobui Note and Air-bank Note of $415,000 and $177,000, respectively (see Note 4 - “Notes Receivable” for additional information). In addition the Company had fewer capital expenditures of approximately $103,000 in the three months ended August 31, 2009 compared to the three months ended August 31, 2008, primarily due to the completion of a two-way shop building in the first quarter of fiscal year 2009. The first quarter of fiscal year 2010 had no similar occurring transactions.

Financing Activities

The decrease in cash used by financing activities for the three months ended August 31, 2009 compared to the three months ended August 31, 2008 is primarily attributable to a $1,500,000 cash payment to the 12 holders of the GM Warrants on June 2, 2008 in accordance with the Warrant Redemption Payment Agreements. The decrease is offset by a reduction in fundings from the Company’s factoring debt facility with Thermo Credit, LLC, quarter over quarter. This is due to a decreased borrowing capability which resulted from decreased cellular billings and equipment sales from the Company’s wholesale segment resulting in lower levels of accounts receivable in the first quarter of fiscal year 2010.

Current Position/Future Requirements

Most of the Company’s efforts from August 2006 through fiscal 2009 were focused on the complex integration issues related to the acquisition of PCI, its subsequent reorganization activities, as well as on securing financing to grow its retail businesses and work to complete one or more acquisitions to provide new avenues of revenue growth for the Company. After rationalizing a number of business units and resizing the workforce over the past two years, Teletouch is better positioned to achieve its financing, retail expansion and acquisition goals. Key to this strategy is and has been leveraging the Company’s various customer relationships, including PCI’s nearly 70,000 cellular subscribers, which are comprised of individuals and businesses of higher than average credit worthiness (due to PCI’s stringent credit standards). The Company believes that there are opportunities to grow revenues well in excess of its current cellular revenues with these monthly-billed customers.

The Company’s primary business for over 35 years has been distributing AT&T cellular services under several exclusive master distributor agreements. As of the date of this Report, certain changes to the Company’s relationship with AT&T have occurred, including the expiration of the exclusivity with AT&T under the primary Dallas/Fort Worth (“DFW”) distribution agreement and the commencement of legal action against AT&T by the Company. Although neither of these events are expected to have any material impact on the Company’s current subscriber base, the Company does anticipate changes in its cellular operations during the remainder of fiscal 2010 as it migrates into a multi-carrier environment and expands its market presence.

The Company experienced significant declines in revenues during the last year due to migration of large number of cellular subscriber to AT&T in order to purchase services and products directly from AT&T that the Company was not allowed to sell, macro-economic issues driving lower sales of cellular and electronics sales in its wholesale business and budgetary constraints imposed on many governmental entities and commercial enterprises resulting in lower sales in the Company’s two-way radio business. In spite of the loss of revenues, the Company was successful in improving its operating results during 2009 and continuing through the first quarter of fiscal 2010 through aggressive cost management and improved margins on the revenues it maintained. During the remainder of fiscal 2010, the Company will continue to manage its costs closely but will focus on developing new revenue streams for all of its business units. These new revenue streams will be driven by several anticipated distribution agreements and, potentially, the acquisition of one or more complementary businesses. Following the acquisition of PCI in August 2006, the Company struggled to complete the required audits because of the condition of the financial records of PCI. Because of the delays in completing these audits, the Company was unable to maintain a current standing its regulatory reporting requirements. To date, the Company’s inability to file the required financials has hindered the Company’s ability to secure additional financing to grow the business or to complete any of the major acquisitions it has identified. Significant progress was made in 2009 catching up on its delinquent financial statement audits and filings and by December of 2010, the Company expects to have completed and filed all of its delinquent financial reports and is hopeful that it will be able to secure the necessary financing to complete one or more of these acquisitions in 2010. There is no assurance that any of the acquisitions will be concluded or that the Company will be able to complete and file all of its delinquent financial reports.

Certain non-recurring expenses are expected to be incurred through the remainder of fiscal 2010 related to the arbitration proceeding against AT&T and the startup and expansion costs related to the new products and services. The Company believes that these non-recurring expenses will be manageable and will not materially impair its operating results during 2010. In addition, on October 2, 2009, the Securities and Exchange Commission, delayed the implementation of section 404(b) of the Sarbanes Oxley Act of 2002 for smaller reporting companies until fiscal years ending after June 15, 2010. The impact of this delay is that Teletouch will not have to get its independent auditors to attest to the effectiveness of its internal controls during fiscal 2010 which results in a further reduction of costs anticipated during 2010. Under the current guidance, Teletouch will have to have an independent audit of its internal controls as of its fiscal year ended May 31, 2011.

As of August 31, 2009, the Company has $3,756,000 cash on hand and available borrowings under its current credit facilities of up to $4,497,000 against future accounts receivable and $1,714,000 that can be borrowed against purchases of assets, other than accounts receivable. For 2010, the Company expects its operations to continue to improve and believes that it has sufficient cash and cash available under its current financing facilities to meet its obligations in the upcoming 12 months. As discussed above, the impact of the expiration of the distribution agreement with AT&T for the DFW market is not expected to have a significant negative impact on operations during the next 12 months. The Company is in the process of finalizing new distribution agreements with other cellular and related service carriers and providers and expects to launch these new products and services beginning in the second quarter of fiscal 2010. The Company will continue to manage expenses to align with any continued reductions in revenues, if it is not able to offset these declines with its new revenue initiatives. During fiscal 2008 and 2009 and continuing through the first quarter ended August 31, 2009, the Company has demonstrated its ability to manage expenses to drive material improvement in its operating results. For the remainder of 2010, the Company is prepared to continue reducing expenses, if necessary, to maintain stability in its operating results. As discussed above, certain non-recurring expenses are expected to be incurred throughout the remainder of 2010, but the Company believes these will be manageable and will not impact its ability to service any of its payment obligations for the next 12 months. The debt obligations of the Company for the next 12 months are approximately $1.4 million but the Company is currently in negotiation with the holders of certain promissory notes issued to redeem certain redeemable common stock warrants that accounts for approximately $1.1 million of its current debt obligations. Even if the Company is unsuccessful in negotiating an extension of these warrant redemption notes payable, the Company believes it has sufficient cash to meet its obligations for at least the 12 months following the date of this Report.

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

In determining the adequacy of the allowance for doubtful accounts, management considers a number of factors including historical collections experience, aging of the receivable portfolio, financial condition of the customer and industry conditions. The Company considers an account receivable past due when customers exceed the terms of payment granted to them by the Company. The Company writes off its fully reserved accounts receivable when it has exhausted all collection efforts, which is typically 90 days following the last payment received from the customer.

Accounts receivable are presented net of an allowance for doubtful accounts of $505,000 and $486,000 at August 31, 2009 and May 31, 2009, respectively. Based on the information available to the Company, management believes the allowance for doubtful accounts as of those periods are adequate. However, actual write-offs may exceed the recorded allowance.

The Company evaluates its write-offs on a monthly basis. The Company determines which accounts are uncollectible, and those balances are written-off against the Company’s allowance for doubtful accounts balance.

Reserve for Inventory Obsolescence: Inventories are stated at the lower of cost (primarily on a moving average basis), which approximates actual cost determined on a first-in, first-out (“FIFO”) basis, or fair market value and are comprised of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors, including recent sales trends, industry market conditions and economic conditions. In assessing the reserve, management also considers price protection credits the Company expects to recover from its vendors when the vendor cost on certain inventory items is reduced shortly after purchase of the inventory by the Company. In addition, management establishes specific valuation allowances for discontinued inventory based on its prior experience liquidating this type of inventory. Through the Company’s wholesale distribution channel, it is successful in liquidating the majority of any inventory that becomes obsolete. The Company has many different electronics suppliers, all of which provide reasonable notification of model changes, which allows the Company to minimize its level of discontinued or obsolete inventory. Actual results could differ from those estimates. Inventories are stated on the Company’s consolidated balance sheet net of a reserve for obsolescence of $210,000 and $242,000 at August 31, 2009 and May 31, 2009, respectively.

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

The Company’s review of the carrying value of its tangible long-lived assets at May 31, 2009 indicated the carrying value of these assets were recoverable through estimated future cash flows. Because of the sustained losses the Company has incurred during the past several years, the Company also reviewed the market values of these assets. The review indicated the market value exceeded the carrying value at May 31, 2009. There were no significant events in the first quarter of fiscal year 2010 which required the Company to review the carrying value of its tangible long-lived assets. However, if the cash flow estimates or the significant operating assumptions upon which they are based change in the future, Teletouch may be required to record impairment charges related to its long-lived assets.

The most significant long-lived tangible asset owned by the Company is the Fort Worth, Texas corporate office building and the associated land. The Company has received periodic appraisals of the fair value of this property. In each instance the appraised value exceeded the carrying value of the property.

In accordance with SFAS 144, Teletouch evaluates the recoverability of the carrying value of its long-lived assets and certain intangible assets based on estimated undiscounted cash flows to be generated from such assets.

The evaluation of the Company’s long-lived intangible assets is discussed in Note 2 under “Intangible Assets.” Under the same premise as the long-lived tangible assets, their market values were also evaluated at May 31, 2009, and the Company determined that based primarily on the market value and supported by the Company’s cash flow projections, there was no impairment of these assets. There were no significant events in the first quarter of fiscal year 2010 which required the Company to review the carrying value of its long-lived intangible assets. However, if the cash flow estimates or the significant operating assumptions upon which they are based change in the future, Teletouch may be required to record impairment charges related to its long-lived assets.

Provision for Income Taxes: The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods. On November 1, 2005, the Company became a member of the consolidated tax group of Progressive Concepts Communications, Inc. (“PCCI”) as a result of PCCI’s gaining control of over 80% of the outstanding common stock of Teletouch on that date. PCCI gained control of Teletouch’s common stock through the conversion by TLL Partners, LLC (“TLLP”), PCCI’s wholly-owned subsidiary, of all of its shares of the Company’s outstanding Series C Preferred Stock into 43,500,000 shares of common stock on November 1, 2005. As of November 1, 2005, TLLP was a disregarded entity for federal tax purposes since it was at that time a single member limited liability company (“LLC”). Therefore, the parent company of Teletouch for federal tax purposes was deemed to be PCCI. The Company continued to account for its taxes under SFAS 109 and record its deferred taxes on a stand-alone basis while part of PCCI’s consolidated tax group. In

August 2006 as a result certain debt restructuring activities involving TLLP, Teletouch’s direct parent and PCCI’s wholly-owned subsidiary, the Company broke from the PCCI tax group due to new TLLP shares that were issued as part of this restructuring, which resulted in TLLP no longer being disregarded for tax purposes. Beginning in August 2006, TLLP is taxed as a partnership, and the Company is again separately liable for its federal income taxes.

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

At March 1, 2009, the Company evaluated the carrying value of its goodwill associated with its two-way business and concluded that no impairment of its goodwill was required in fiscal year 2009. The Company estimates the fair value of its two-way business using a discounted cash flow method. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. In evaluating impairment the Company estimates the sum of the expected future cash flows derived from such goodwill. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. A significant change in cash flows in the future could result in an additional impairment of goodwill. No changes occurred in the two-way business during the first quarter of fiscal year 2010 that warranted an impairment to goodwill.

Revenue Recognition: Teletouch recognizes revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable, and (4) collectability is reasonably assured. Teletouch believes, relative to sales of products, that all of these conditions are met; therefore, product revenue is recognized at the time of shipment.

The Company primarily generates revenues by providing and billing recurring cellular services and product sales. Cellular services include cellular airtime and other recurring services under a master distributor agreement with AT&T. Product sales include sales of cellular telephones, accessories, and car and home audio products through the Company’s retail and wholesale operations.

Revenues and related costs generated through the Company’s cellular services are recognized during the period in which the service is rendered. Associated subscriber acquisition costs are expensed as incurred. Product sales revenue is recognized when delivery occurs, the customer takes title and assumes risk of loss, terms are fixed and determinable and collectability is reasonably assured. The Company does not generally grant rights of return. However, PCI offers customers a 30 day return/exchange program for new cellular subscribers in order to match programs in place by most of the other cellular carriers. During the 30 days, a customer may return all cellular equipment and cancel service with no penalty. Reserves for returns, price discounts and rebates are estimated using historical averages, open return requests, recent product sell-through activity and market conditions. No reserves have been recorded for the 30 day cellular return program since only a very small number of customers utilize this return program and many fail to meet all of the requirements of the program, which include returning the phone equipment in new condition with no visible damage. In addition, it is typical to incur losses on the sale of the cellular phone equipment related to signing up customers under a cellular airtime contract; therefore, any reserves recorded for customer returns would be an accrual of gains via reversing the losses incurred on the original cellular phone sale transaction. The Company does not believe accruing for the potential gains would be in accordance with GAAP but rather records this gain in the period that it is actually realized.

Since 1987, Teletouch’s subsidiary, PCI, has held agreements with AT&T, which allowed PCI to offer cellular service and customer service to its subscribers. PCI is responsible for the billing and collection of cellular charges from these customers and remits a percentage of the cellular billings generated to AT&T. Based on PCI’s relationship with AT&T, the Company has evaluated its reporting of revenues, under “Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent,” (“EITF 99-19”) associated with its services attached to the AT&T agreements.

Based on its assessment of the indicators listed in EITF 99-19, the Company has concluded that the AT&T services provided by PCI should be reported on a net basis.

Deferred revenue represents prepaid monthly service fees paid by customers.

Stock-Based Compensation: Upon adoption of SFAS No. 123(R), “Share-Based Payments,” (“SFAS 123R”), on June 1, 2006, we began estimating the value of employee stock options on the date of grant using the Black-Scholes model. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The Company has elected to estimate the expected life of an award based on the SEC approved “simplified method”. We calculated our expected volatility assumption required in the Black-Scholes model based on the historical volatility of our stock. As of June 1, 2006, we adopted the modified prospective transition method, and its effect is included in our consolidated financial statements for the three months ended August 31, 2009 and 2008. We will update these assumptions on at least an annual basis and on an interim basis if significant changes to the assumptions are warranted.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company did not have any foreign currency hedges or other derivative financial instruments as of August 31, 2009. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

Item 4T.	Controls and Procedures

(a) Controls and procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer (the “Certifying Officers”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Certifying Officers concluded that, as of August 31, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b) Change in internal control over financial reporting

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The Company attended a court ordered mediation on this matter and was unsuccessful reaching a settlement with the other party. Currently, the trial date set by the court is scheduled to begin the week of April 5, 2010. Based on discussions with our counsel, the Company believes it will prevail in this matter.

AT&T Arbitration: Progressive Concepts, Inc., commenced an arbitration proceeding against New Cingular Wireless PCS, LLC and AT&T Mobility Texas LLC (collectively, “AT&T”) seeking at least $100 million in damages. The binding arbitration was commenced to seek relief for damages incurred as AT&T has prevented the Company from selling the popular iPhone and other “AT&T exclusive” products and services that PCI is contractually entitled to provide to its customers. In addition the Company’s initial statement of claim alleges, among other things, that AT&T has violated the longstanding non-solicitation provisions of the Dallas/Fort Worth market distribution agreement by and between the companies by actively inducing customers to leave PCI for AT&T and employing predatory business practices. While PCI has attempted to negotiate with AT&T for the purpose of obviating the need for legal action, such attempts have failed. Accordingly, PCI has been forced to initiate this arbitration. The Company expects this arbitration process to take between nine and fourteen months before a final outcome is determined unless this matter is able to be settled sooner with AT&T outside of this venue.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no unregistered sales of securities for the three months ended August 31, 2009.

(b)	On June 15, 2009, the Company entered into a single Securities Purchase Agreement with Glaubman, Rosenburg & Robotti Fund, L.P., a non-affiliated New York limited partnership, to purchase 312,978 shares of Teletouch common stock it held at $0.10 per share. The purchase of the shares was completed on July 16, 2009 following the payment of $31,298 to Glaubman, Rosenburg & Robotti Fund, L.P., following the surrender of the 312,978 shares of stock. These shares are held by the Company in treasury.

(c)	Below is a summary of stock repurchases for the three months ended August 31, 2009.

Period	(b) Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicity Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2009 - July 31, 2009	312,978	$0.10	—	N/A

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Title of Exhibit

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)

32.1	Certification pursuant to 1350, Chapter 63, Title 18 of United States Code

32.2	Certification pursuant to 1350, Chapter 63, Title 18 of United States Code

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 15, 2009	TELETOUCH COMMUNICATIONS, INC. Registrant

	By:	/S/ ROBERT M. MCMURREY
Robert M. McMurrey Chief Executive Officer (Principal Executive Officer)

	By:	/S/ DOUGLAS E. SLOAN
Douglas E. Sloan Chief Financial Officer (Principal Financial and Accounting Officer)