Form 10-Q
period 2007-08-31
TELETOUCH COMMUNICATIONS INC
filed 2009-12-23
CIK 928659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 31, 2007

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

Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definitions of “large accelerated filer”and “accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐     Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date:  Common Stock, $0.001 par value, 48,551,980 shares at October 15, 2007.

TELETOUCH COMMUNICATIONS, INC.

TABLE OF CONTENTS

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

PART 1 – FINANCIAL INFORMATION

Item 1.   Financial Statements

TELETOUCH COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

ASSETS

	August 31,	May 31,
	2007	2007
CURRENT ASSETS:

Cash	$3,168	$7,824
Certificates of deposit-restricted	415	411
Accounts receivable, net of allowance of $639 at August 31, 2007 and $527 at May 31, 2007	7,533	7,127
Accounts receivable-related party	250	250
Unbilled accounts receivable	3,208	3,144
Inventories, net of reserve of $513 at August 31, 2007 and $518 at May 31, 2007	2,896	2,858
Prepaid expenses and other current assets	838	826
Total Current Assets	18,308	22,440

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $6,899 at August 31, 2007 and $6,807 at May 31, 2007	3,535	3,621

GOODWILL	343	343

INTANGIBLE ASSETS, net of accumulated amortization of $6,513 at August 31, 2007 and $6,291 at May 31, 2007	5,677	5,898

TOTAL ASSETS	$27,863	$32,302

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	August 31,	May 31,
	2007	2007
CURRENT LIABILITIES:

Accounts payable	$10,171	$15,208
Accounts payable-related party	63	63
Accrued expenses and other current liabilities	7,122	9,387
Current portion of long-term debt	19,138	18,358
Deferred revenue	435	453
Current portion of redeemable common stock purchase warrants	3,000	3,000
Total Current Liabilities	39,929	46,469
LONG-TERM DEBT, net of current portion	3,200	3,220
TOTAL LIABILITIES	43,129	49,689

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' DEFICIT:

Common stock, $.001 par value, 70,000,000 shares authorized, 49,416,189 shares issued and 48,551,980 shares outstanding at August 31, 2007 and May 31, 2007	49	49
Additional paid-in capital	39,045	39,015
Treasury stock, 864,209 shares held at August 31, 2007 and May 31, 2007	(185)	(185)
Accumulated deficit	(54,175)	(56,266)
Total Shareholders' Deficit	(15,266)	(17,387)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$27,863	$32,302

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)
(unaudited)

	Three Months Ended
	August 31,
	2007	2006

Operating revenues:
Service, rent, and maintenance revenue	$7,457	$6,845
Product sales revenue	7,448	7,499
Total operating revenues	14,905	14,344

Operating expenses:
Cost of service, rent and maintenance (exclusive of depreciation and amortization included below)	2,956	3,555
Cost of products sold	6,514	6,478
Selling and general and administrative	5,677	5,175
Depreciation and amortization	417	498
Gain on forgiveness of trade payable obligation to AT&T	(3,824)	-
Loss (gain) on disposal of assets	(16)	9
Total operating expenses	11,724	15,715
Operating income (loss) from continuing operations	3,181	(1,371)

Interest expense, net	(1,030)	(1,285)

Income (loss) from continuing operations before income tax expense	2,151	(2,656)
Income tax expense	60	13
Net income (loss) from continuing operations	2,091	(2,669)
Gain on sale of assets related to discontinued paging operations	-	163
Income from discontinued paging operations	-	449
Net income from discontinued operations	-	612
Net income (loss)	2,091	(2,057)
Participation rights of common stock purchase warrants in undistributed earnings	(224)	-
Net income (loss) applicable to common shareholders	$1,867	$(2,057)

Basic income (loss) per share applicable to common shareholders:
Continuing operations	$0.04	$(0.05)
Discontinued operations	-	0.01
Total	$0.04	$(0.04)

Diluted income (loss) per share applicable to common shareholders:
Continuing operations	$0.03	$(0.05)
Discontinued operations	-	0.01
Total	$0.03	$(0.04)

Weighted average shares outstanding:
Basic	48,571,545	48,658,199
Diluted	55,095,315	48,658,199

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	August 31,
	2007	2006
Operating Activities:
Net income (loss)	$2,091	$(2,057)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	417	698
Non-cash compensation expense	30	-
Non-cash interest expense	424	632
Non-cash gain on forgiveness of a trade payable obligation to AT&T	(3,824)	-
Provision for losses on accounts receivable	243	161
Provision for inventory obsolescence	(28)	130
Gain on disposal of assets	(16)	(112)
Amortization of unearned sale/leaseback profit	-	(70)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(713)	(628)
Inventories	(10)	(212)
Prepaid expenses and other assets	(12)	(281)
Accounts payable	(5,036)	2,930
Accrued expenses and other current liabilities	1,540	625
Deferred revenue	(10)	257
Net cash provided by (used in) operating activities	(4,904)	2,073

Investing Activities:
Purchases of property and equipment	(117)	(175)
Redemption of certificates of deposit	-	104
Proceeds from sale of paging operations	-	3,083
Net proceeds from sale of assets	15	4
Net cash provided by (used in) investing activities	(102)	3,016

Financing Activities:
Deferred financing costs	-	(40)
Distribution to related entity	-	(150)
Net proceeds from borrowings	386	4,648
Payments on short-term debt	(4)	-
Payments on long-term debt	(32)	(10,079)
Net cash provided by (used in) financing activities	350	(5,621)

Net decrease in cash	(4,656)	(532)
Cash at beginning of period	7,824	2,604

Cash at end of period	$3,168	$2,072
Supplemental Cash Flow Data:
Cash payments for interest	$606	$658
Non-Cash Transactions:
Payment of debt through capital contribution	$-	$9,782

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

Delinquent Financial Reporting: Following the acquisition of PCI in August 2006, the Company had significant difficulty completing the required stand alone audits of PCI which resulted in significant delays in completing the consolidated audits of Teletouch and preparing the required filings with the Securities and Exchange Commission since the acquisition of PCI was accounted for in a manner similar to a pooling of interests.

The Company completed a conversion of PCI’s accounting system to a new platform, which included the rebuilding of PCI’s internal accounting records from 2001 and all periods thereafter.  PCI had historically completed annual audits of it financial statement but did not prepare quarterly financial statements.  Because of the significant delays encountered in compiling the PCI records, the Company chose to focus first on compiling the financial records necessary to complete Teletouch’s delinquent Annual Report on Form 10-K for the years ended May 31, 2007 and 2008.  These reports were filed on November 25, 2008 and January 16, 2009, respectively, and prior to the completion of any of the required Quarterly Reports on Form 10-Q for these periods.

Since the Annual Reports for both fiscal years ending May 31, 2007 and 2008 were filed prior to the filing of the Quarterly Report on Form 10-Q for the quarter ended August 31, 2007, the Company believes this Report should be read in conjunction with all filings covering periods subsequent to and including this quarter.

Further, the Company prepared this Quarterly Report on Form 10-Q for its quarter ended August 31, 2007 as if this Report had been completed and filed within the statutory timeframe allowed.  Under the SEC’s rules, this Report would have been due to be filed by October 15, 2007.  Therefore, certain transactions which were completed following October 15, 2007 are only disclosed in the subsequent, but already filed, financial reports of the Company.

Principles of Consolidation: The accompanying unaudited interim consolidated financial statements included herein as of August 31, 2007 and for each of the three months ended August 31, 2007 and 2006, have been prepared by the Company without an audit, pursuant to accounting principles generally accepted in the United States and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of Teletouch Communications, Inc. and our wholly-owned subsidiaries (collectively, the “Company” or “Teletouch”). Teletouch Communications, Inc. owns all of the shares of Progressive Concepts, Inc., Teletouch Licenses, Inc., a Delaware corporation (“TLI”), Visao Systems, Inc., a Delaware corporation (“Visao”) and TLL Georgia, Inc., a Delaware corporation (“TLLG”). PCI is the primary operating business of Teletouch and was acquired in August 2006 (see Note 3 “Acquisition of Progressive Concepts, Inc.” for additional information). TLI is a company formed for the express purpose of owning all of the FCC licenses utilized by Teletouch in its two-way network as well as those paging licenses that were sold in conjunction with paging business in August 2006. Visao Systems, Inc. is a company formed to develop and distribute the Company’s telemetry products. TLL Georgia, Inc. was formed for the express purpose of entering into an asset purchase agreement with Preferred Networks, Inc. in May 2004. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of financial position, results of operations and cash flows for the interim periods presented have been made.  The results of operations for the three months ended August 31, 2007, are not necessarily indicative of the results which will be realized for the year ending May 31, 2008.

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

Some information and footnote disclosures normally included in financial statements or notes thereto prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. We believe, however, that our disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Teletouch’s 2007 Annual Report on Form 10-K.

Financial Condition and Going Concern:  The Company had a working capital deficit of approximately $21,621,000 and $24,029,000 at August 31, 2007 and May 31, 2007, respectively, and a shareholders’ deficit of approximately $15,266,000 and $17,387,000 at August 31, 2007 and May 31, 2007, respectively.  The Company’s senior debt (the “Senior Debt”) totaled approximately $10,288,000 and $9,878,000 at August 31, 2007 and May 31, 2007, respectively. The Senior Debt was due and payable in full on April 14, 2006. In September 2005, the Company executed amendments with its senior and subordinated debt holders under, which they agreed to waive the existing events of default and defer interest payments on the subordinated debt until after the maturity of the Senior debt on April 14, 2006. In August 2006, prior to the acquisition by Teletouch, PCI was successful in negotiating a restructuring of its debt obligations with both its senior and subordinated lenders under which it was fully released from the balance of $9,782,000 in subordinated debt which was converted to redeemable equity at Teletouch’s parent company, TLL Partners, LLC (“TLLP”). TLLP also assumed the full balance remaining on PCI’s senior debt obligations (after a $10,000,000 cash payment to the lender by the PCI) and PCI was conditionally released from having any future payment obligations under the Senior debt and all liens on the assets of PCI were conditionally released as long as certain terms of a Transaction Party Agreement (“TPA”) by and among PCI, Teletouch, TLLP and the senior lender, Fortress Credit Corp. (“Fortress”) were not violated (see Note 3 “Acquisition of Progressive Concepts, Inc.” for further information on the Company’s debt restructuring). The TPA provided Fortress with certain control over the ongoing operations of Teletouch and PCI as well as provided for the contingent re-instatement of the liens on PCI assets if certain conditions were not maintained by either Teletouch or PCI. A TPA was required by Fortress in order to assure that PCI or Teletouch would not take actions which in Fortress’ view could reduce the value of Fortress’ security. Under the terms of the TPA both PCI and Teletouch were bound to comply with certain negative covenants. If either PCI or Teletouch had breached the TPA or violated any of the negative covenants then Fortress could have reinstated the Senior Debt at PCI to the fullest extent available under the law as if the debt restructuring had never occurred. PCI was conditionally released from having any future payment obligations under the Senior Debt as long as the terms of the TPA were not violated. However, in accordance with Statement of Financial Accounting Standard No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), PCI must be legally released from being the primary obligor under the Senior Debt in order to de-recognize this liability. Because of the existence of the TPA which allows Fortress limited control of PCI and Teletouch and a contingent ability to reinstate the debt at PCI, we believe that PCI has not been fully released from being the primary obligor under the Senior Debt as contemplated by SFAS 140 as of August 31, 2007. In addition, TLLP is a holding company with no operations with a minimal amount of cash on hand and may be dependent upon selling a sufficient number of shares it owns in Teletouch common stock or upon the cash flows of Teletouch through the receipt of future cash dividends to service its outstanding debt obligations. The Company has no current agreements with TLLP to fund cash nor does it have any current plans to declare dividends in order to allow TLLP to meet the debt obligations. Therefore, PCI and Teletouch will continue to report the senior debt obligation payable to Fortress as a liability on its balance sheet until such time as the debt is fully satisfied by TLLP or when PCI and Teletouch are released from the TPA.

Beginning in June 2007, the Company has experienced higher than normal cellular subscriber attrition due primarily to the launch of the iPhone. Although the iPhone is offered to customers by AT&T, PCI has been denied the approval to sell or activate the iPhone for customers by AT&T. The Company reviews its staffing levels on a quarterly basis and continues to seek ways to consolidate and automate necessary functions in order to control personnel and operating costs. In addition the Company is focused on seeking additional distribution for existing products lines including an emphasis on internet marketing. There can be no assurance the Company’s current efforts to continue to reduce costs will be successful nor is there any assurance that the trade credit that is currently extended to the Company will be maintained or expanded for fiscal 2008 to facilitate this growth. The Company is continuing to seek additional debt and equity financing to ensure it is able to meet its remaining trade and debt obligations as well as provide sufficient working capital to continue and grow its operations. If it is unsuccessful in its efforts to secure additional financing, the Company may be unable to meet its obligations and might be forced to seek protection from its creditors.

In addition the Company’s factoring debt obligation with Thermo has been presented as a current liability on the Company’s consolidated balance sheet at August 31, 2007 and May 31, 2007, in accordance with EITF 95-22, because the factoring agreement requires a lockbox agreement under which customer payments on accounts are directed to a lockbox controlled by Thermo and because certain subjective acceleration rights are retained by Thermo under the agreement. However, the stated maturity date of the obligation is August 2009. The factoring debt obligations at August 31, 2007 and May 31, 2007, were approximately $8,737,000 and $8,352,000, respectively.

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

Certificates of Deposit-Restricted:  From time to time, the Company is required to issue standby letters of credit to it suppliers to secure purchases made under the credit terms provided by these suppliers. The Company deposits funds into a certificate of deposit and instructs that bank to issue the standby letter of credit to the benefit of the supplier. All such funds are reported as restricted funds until such time as the supplier releases the letter of credit requirement. As of August 31, 2007 and May 31, 2007, the Company had $415,000 and $411,000 respectively, of cash certificates of deposit securing two standby letters of credit with its suppliers.

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

Accounts receivable are presented net of an allowance for doubtful accounts of $639,000 and $527,000 at August 31, 2007 and May 31, 2007, respectively.  Based on the information available to the Company, management believes the allowance for doubtful accounts as of those periods are adequate.  However, actual write-offs may exceed the recorded allowance.

Reserve for Inventory Obsolescence:  Inventories are stated at the lower of cost (primarily on a moving average basis), which approximates actual cost determined on a first-in, first-out (“FIFO”) basis, or fair market value and are comprised of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors including recent sales trends, industry market conditions and economic conditions. In assessing the reserve, management also considers price protection credits the Company has received from the vendor. In addition, management establishes specific valuation allowances for discontinued inventory based on its prior experience liquidating this type of inventory.  Through the Company’s wholesale distribution channel, it is successful in liquidating the majority of any inventory that becomes obsolete.  The Company has many different electronics suppliers, all of which provide reasonable notification of model changes, which allows the Company to minimize its level of discontinued or obsolete inventory. Inventories are stated on the Company’s consolidated balance sheet net of a reserve for obsolescence of $513,000 and $518,000 at August 31, 2007 and May 31, 2007, respectively. Actual results could differ from those estimates.

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

Indefinite Lived Intangible Assets: The Company only has one category of indefinite lived intangible asset, which is goodwill.  Goodwill represents the excess of costs over fair value of assets of businesses acquired.  Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized but instead tested for impairment at least annually in accordance with the provisions of SFAS 142.  The SFAS 142 goodwill impairment model is a two-step process. The first step compares the fair value of a reporting unit that has goodwill assigned to its carrying value. The fair value of a reporting unit using discounted cash flow analysis is estimated. If the fair value of the reporting unit is determined to be less than its carrying value, a second step is performed to compute the amount of goodwill impairment, if any. Step two allocates the fair value of the reporting unit to the reporting unit’s net assets other than goodwill. The excess of the reporting unit’s fair value over the amounts assigned to its net assets other than goodwill is considered the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the carrying value of its goodwill. Any shortfall represents the amount of goodwill impairment.  Under the guidance of SFAS 142, companies are required to test for impairment of intangible assets with indefinite lives at least annually.  Teletouch’s only intangible asset with an indefinite life is goodwill, which was initially recorded in January 2004 as part of the purchase of the two-way radio assets of Delta Communications, Inc. The Company tests this goodwill annually on March 1st, the first day of its fourth fiscal quarter, of each year unless an event occurs that would cause the Company to believe the value is impaired at an interim date.

Definite Lived Intangible Assets: Definite lived intangible assets consist of the capitalized costs associated with acquiring the cellular distribution agreements with AT&T, purchased subscriber bases, FCC licenses, internally developed software and loan origination costs. The Company does not capitalize customer acquisition costs in the normal course of business but would capitalize the purchase costs of acquiring customers from a third party. Intangible assets are carried at cost less accumulated amortization. Amortization on the wireless contracts is computed using the straight-line method over the contract’s life.  The estimated useful lives for the intangible assets are as follows:

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

The distribution agreements intangible assets represent certain contracts that the Company has with its cellular carrier, AT&T, under which the Company is allowed to provide cellular services to its customers. Although the Company has sustained losses over the past several years, management has evaluated this asset in light of the fair value of each of the cellular subscribers that the Company services.  Included in the provisions of the primary contract with AT&T (Dallas/Fort Worth market) is a buy-back/penalty provision, which quantifies a value of the subscriber base as if AT&T were to terminate the contracts with the Company and buy back the subscribers from PCI.  Under the terms of the Dallas/Fort Worth market distribution agreement with AT&T, following the expiration of the initial term of the agreement in August 2009, AT&T must continue to provide airtime to the Company as long as the subscribers choose to remain on service, or at AT&T’s option, AT&T can buy-back the subscribers from the Company for $1,000 per subscriber line. This buy-back value contained in the contract significantly exceeds the carrying value of the asset at all periods presented herein. Additionally, in August 2007 the Company obtained an independent valuation of the customer base, which also exceeds the carrying value of this asset at all periods presented herein.

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

Provision for Income Taxes: The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,”using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences, net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods.  As of August 31, 2007 and May 31, 2007, the Company has recorded a valuation allowance against the full amount of its net deferred tax assets since it does not forecast taxable income for fiscal year 2008, nor is the Company able to reasonably forecast taxable income beyond next year.  The inability to foresee taxable income in future years makes it more likely than not that the Company will not realize its recorded deferred tax assets in future periods.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) an interpretation SFAS No. 109, on June 1, 2007.  No material adjustment in the liability for unrecognized income tax benefits was recognized as a result of the adoption of FIN 48.  At August 31, 2007 and May 31, 2007 the Company’s unrecognized income tax benefits, primarily the result of loss carryforwards, had a full valuation allowance recorded against them.

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

Discontinued Operations: Assets and liabilities expected to be sold or disposed of are presented separately on the consolidated balance sheets as assets or liabilities held for sale. When components of the Company are classified as held for sale, the results of operations of the components are presented separately as income (loss) from discontinued operations, net, for current and prior periods. See Note 4 “Discontinued Paging Operations” in the notes to consolidated financial statements for further discussion of our discontinued operations.

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

Concentration of Credit Risk:  Teletouch provides cellular and other wireless telecommunications services to a diversified customer base of small to mid-size businesses and individual consumers, primarily in the Dallas/Fort Worth and San Antonio markets in Texas.  In addition, the Company sells cellular equipment and consumer electronics products to small to mid-size cellular carriers, agents and resellers as well as a large group of smaller electronics and car audio dealers throughout the United States.  As a result, no significant concentration of credit risk exists.  The Company performs periodic credit evaluations of its customers to determine individual customer credit risks and promptly terminates services for nonpayment.

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

Stock-based Compensation: At August 31, 2007 the Company had two stock-based compensation plans for employees and nonemployee directors, which authorize the granting of various equity-based incentives including stock options and stock appreciation rights.

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

SFAS No. 123(R) requires cash flows resulting from excess tax benefits to be classified as a financing activity. Excess tax benefits are realized from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits as a result of adopting SFAS 123(R) in the three months ended August 31, 2007 and 2006 because the Company provided for a full valuation allowance against all accrued future tax benefits for both years until its operations improve and the Company is able to forecast taxable income in the future sufficient to utilize its deferred tax assets.

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

The Company did not grant options in the three months ended August 31, 2007 and 2006.

Options exercisable at August 31, 2007 and May 31, 2007 totaled 1,644,072 and 1,714,071, respectively.  The weighted-average exercise price per share of options exercisable at August 31, 2007 and May 31, 2007  was $0.33 and $0.35, respectively, with remaining weighted-average contractual terms of approximately 8.0 years and 8.2 years, respectively.

At August 31, 2007, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $184,000, which will be amortized over the weighted-average remaining requisite service period of 1.33 years.

Income (loss) Per Share:  Basic income (loss) per share (“EPS”) is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding.  Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding and potential shares outstanding.  During 2002, the Company issued 6,000,000 redeemable common stock purchase warrants, which remained outstanding through August 31, 2007.  These securities are considered to be “Participating Securities” under SFAS No. 128, “Earnings Per Share”(“SFAS 128”) for diluted EPS calculations.  The redeemable common stock purchase warrants are considered Participating Securities because the common stock underlying these securities participates in dividends (if declared) at the same rate as the common shareholders. Because the Company reported net income in the  quarter ended August 31, 2007, a portion of the net income has been allocated to the participating warrants as if dividends were declared leaving net income applicable to common shareholders for the computation of basic EPS.  Due to the fact there is no contractual obligation for the security holders of the warrants to share in losses of the Company, they have not been included in the basic loss per share calculations for the quarter ended August 31, 2006.

The following table provides a reconciliation of the numerators and the denominators used to calculate the basic and diluted income and loss per share as disclosed in our Consolidated Statement of Operations for the three months ended August 31, 2007 and 2006 (in thousands per share amounts):

	Three Months Ended
	August 31,
	2007	2006
Numerator:
Net income (loss)	$2,091	$(2,057)
Participation rights of preferred stock in undistributed earnings (see percentage calculation below)	(224)	-

Numerator for basic net income (loss) per common share - income (loss) available to common shareholders under the two-class method	$1,867	$(2,057)

Participation rights of preferred stock in undistributed earnings	224	-

Numerator for diluted net income (loss) per common share - income (loss) available to common shareholders under the two-class method	$2,091	$(2,057)

Denominator:
Denominator for basic net income (loss) per common share - weighted-average shares	48,572	48,658
Effect of dilution due to common stock purchase warrants	5,825	-
Subtotal	54,397	48,658

Percentage of undistributed earnings allocated to common stock purchase warrants	10.7%	0.0%

Effect of dilution due to stock options	698	-

Denominator for diluted net income (loss) per common share - adjusted weighted-average shares	55,095	48,658

Basic income (loss) per share applicable to common shareholders
Continuing operations	$0.04	$(0.05)
Discontinued operations	-	0.01
Total	$0.04	$(0.04)

Diluted income (loss) per share applicable to common shareholders:
Continuing operations	$0.03	$(0.05)
Discontinued operations	-	0.01
Total	$0.03	$(0.04)

Recently Issued Accounting Pronouncements

In September 2006, FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value and provides guidance for how to measure fair value. SFAS 157 applies to assets and liabilities required or permitted to be measured at fair value under other accounting pronouncements; however, this statement does not provide guidance whether assets and liabilities are required or permitted to be measured at fair value. The provisions of SFAS 157 are effective for the Company on June 1, 2008. The Company does not expect the adoption of SFAS 157 to have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” (“FIN 48”) which clarifies the accounting for uncertainty in tax positions. This interpretation requires the recognition of a tax position when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position. The provisions of FIN 48 went into effect for the Company on June 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

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

Concurrent with the PCI Acquisition, PCI, Teletouch and Fortress entered into a Transaction Party Agreement (“TPA”), which provided Fortress with certain control over the ongoing operations of Teletouch and PCI as well as provided for the contingent re-instatement of the liens on PCI assets if certain conditions were not maintained by either Teletouch or PCI (see “Transaction Party Agreement” discussion included in Note 10 “Long-Term Debt” for more information). A TPA was required by Fortress in order to assure that PCI or Teletouch would not take actions which in Fortress’ view could reduce the value of Fortress’ security. Under the terms of the TPA both PCI and Teletouch are bound to comply with certain negative covenants. If either PCI or Teletouch breaches the TPA or violates any of the negative covenants then Fortress can reinstate the Senior Debt at PCI to the fullest extent available under the law as if the debt restructuring had never occurred. PCI was conditionally released from having any future payment obligations under the Senior Debt as long as the terms of the TPA were not violated. However, in accordance with SFAS 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities PCI must be legally released from being the primary obligor under the Senior Debt in order to de-recognize this liability. Because of the existence of the TPA which allows Fortress limited control of PCI and Teletouch and a contingent ability to reinstate the debt at PCI, we believe that PCI has not been fully released from being the primary obligor under the Senior Debt as contemplated by SFAS 140 as of August 31, 2007. In addition, TLLP is a holding company with no operations with a minimal amount of cash on hand and may be dependent upon selling a sufficient number of shares it owns in Teletouch common stock or upon the cash flows of Teletouch through the receipt of future cash dividends to service its outstanding debt obligations. The Company has no current agreements with TLLP to fund cash nor does it have any current plans to declare dividends in order to allow TLLP to meet the debt obligations. Therefore, the Company will continue to report the Senior Debt as a liability on its balance sheet until such time as the debt is fully satisfied by TLLP or when PCI and Teletouch are released from the TPA.

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

Summary results for the paging business are reflected as discontinued operations in the accompanying consolidated statements of operations for the three months ended August 31, 2007 and 2006 are as follows:

	Three Months Ended
	August 31,
	2007	2006

Gross Revenue	$-	$2,230

Income from discontinued paging operations	$-	$449
Gain on sale of assets related to discontinued paging operations	-	163

Net income from discontinued paging operations	$-	$612

NOTE 5 – RELATIONSHIP WITH CELLULAR CARRIER

The Company is party to 6 distribution agreements with AT&T Mobility, its successors and assigns, which provide for the Company to distribute AT&T wireless services, on an exclusive basis, in major markets in Texas and Arkansas, including the Dallas-Fort Worth, Texas Metropolitan Statistical Area (“MSA”), San Antonio, Texas MSA, Austin, Texas MSA, Houston, Texas MSA, East Texas Regional MSA and Arkansas, including primarily the Little Rock, Arkansas MSA. The distribution agreements permit the Company to offer AT&T cellular phone service with identical pricing characteristics and provide billing customer services to its customers on behalf of AT&T in exchange for certain compensation and fees, which are primarily in the form of a revenue sharing of the core wireless services the Company bills on behalf of AT&T.  In addition the Company bills the same subscribers’ additional features and products it offers and retains all revenues related to those certain services and products. The Company is responsible for all of the billing and collection of cellular charges from its customers and remains liable to AT&T for a set percentage of all AT&T related cellular service customer billings. Because of the volume of business transacted with AT&T as well as the revenue generated from AT&T services, there is a significant concentration of credit and business risk involved with having AT&T as a primary vendor. The Company’s largest distribution agreement with AT&T for the Dallas/Fort Worth, Texas MSA was amended effective September 1, 1999 with an initial term of 10 years (the “DFW Agreement”).  The DFW Agreement provides for two 5 year extensions unless either party provides written notice to the other party at least 6 months prior to the expiration of the initial term or the additional renewal term, although certain billing services and other obligations continue for many years after the initial term expires.  Specifically, under the terms of its distribution agreement with AT&T, the Company is allowed to continue to service its existing subscriber base until these subscribers terminate service with the Company.  The initial term of the DFW Agreement will expire in August 2009. If the DFW Agreement is not extended beyond its natural expiration date, the exclusivity requirements under this agreement will also terminate in August 2009. Since the launch of the iPhone in the first quarter of fiscal year 2008, the Company has experienced higher subscriber attrition rates due to customers wanting to acquire the iPhone.  AT&T has prohibited the Company from selling the iPhone or servicing any subscribers with an iPhone and has required any of the Company’s customers desiring an iPhone to move their Company provided service to AT&T’s billing services platform.  The Company believes these restrictions on the Company and the requirement to make the Company’s customers change their billing services provider are in direct violation of its agreements with AT&T, including specifically the bilateral non-solicitation provision contained in such agreements which provides for a $1,000 per subscriber penalty for these actions.  The remaining distribution agreements with AT&T have varying expiration dates through October 31, 2012. The Company reports its revenues related to the AT&T services on a net basis in accordance with Emerging Issues Task Force Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”) as follows (in thousands):

	Three Months Ended
	August 31,
	2007	2006

Gross service, rent and maintenance billings	$16,545	$15,682
Less: Direct costs paid to AT&T	(9,088)	(8,837)
Net service, rent and maintenance revenue	$7,457	$6,845

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

In its claim, the Company had asserted that it had incurred damages in connection with alleged actions of AT&T in connection with the Distribution Agreement between both parties effective September 1, 1999, as amended by the Amendment to Distribution Agreement effective November 12, 1999 (the “DFW Agreement”). The Company’s claims related to the recovery of amounts previously remitted and/or owed to AT&T with respect to intracompany roaming costs and/or charges. These intracompany roaming charges were being assessed as the Company’s customers were traveling outside their home calling area but still remained in an area covered by cellular systems owned by AT&T. In connection with the allegation, the Company had asserted claims with regard to reimbursement of amounts previously remitted and disputed the amounts owed with respect to such intracompany roaming costs and/or charges. In addition to the claims related to intracompany roaming costs and/or charges, the Company had asserted claims related to various other actions, including but not limited to equipment and availability, rate plan disclosures, additional distribution, the provisions of billing and usage information, claims related to the customers billed by the Company, along with other dealings and transactions between both parties and those arising out of and in connections with the DFW Agreement (the “Dispute”). Also in the Settlement, AT&T denied liability with respect to the Dispute.

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

The Settlement also contained other provisions customary for agreements of this nature.

NOTE 6 – INVENTORY

The following table reflects the components of inventory (in thousands):

	August 31, 2007			May 31, 2007
	Cost	Reserve	Net Value	Cost	Reserve	Net Value
Phones and related accessories	$1,450	$-	$1,450	$1,308	$-	$1,308
Automotive products	1,105	-	1,105	1,389	-	1,389
Satellite products	84	-	84	98	-	98
Two-way products	434	-	434	352	-	352
Other	336	(180)	156	229	(111)	118
Total inventory and reserves	$3,409	$(180)	$3,229	$3,376	$(111)	$3,265

General obsolescence reserve	-	(333)	(333)	-	(407)	(407)
Total inventory and reserves	$3,409	$(513)	$2,896	$3,376	$(518)	$2,858

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	August 31, 2007	May 31, 2007

Land	$774	$774
Buildings and leasehold improvements	3,217	3,217
Two-way network infrastructure	1,066	3,321
Office and computer equipment	3,205	850
Signs and displays	1,714	1,826
Other	458	440
	$10,434	$10,428
Accumulated depreciation	(6,899)	(6,807)
	$3,535	$3,621

Depreciation expense was approximately $197,000 and $277,000 for the three months ended August 31, 2007 and 2006, respectively.

Property, plant and equipment is recorded at cost.  Depreciation is computed using the straight-line method.  The following table contains the property, plant and equipment by estimated useful life, net of accumulated depreciation as of August 31, 2007 (in thousands):

	Less than	3 to 4	5 to 9	10 to 14	15 to 19	20 years	Total Net
	3 years	years	years	years	years	and greater	Value
Land	$-	$-	$-	$-	$-	$774	$774
Buildings and leasehold improvements	188	40	205	-	1	1,251	1,685
Two-way network infrastructure	141	22	294	3	-	-	460
Office and computer equipment	163	114	3	-	-	-	280
Signs & displays	96	55	3	-	-	-	154
Other	107	75	-	-	-	-	182
	$695	$306	$505	$3	$1	$2,025	$3,535

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible Assets with Indefinite Lives:  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company performs an annual impairment test of goodwill as well as evaluates this goodwill for recoverability upon any significant change in the business. There were no changes in the carrying amount of intangible assets with indefinite lives for the three months ended August 31, 2007.

The reported goodwill of the Company at August 31, 2007 and May 31, 2007 relates entirely to the two-way radio segment and was recorded in conjunction with the acquisition of the assets of Delta Communications and Electronics, Inc. which was completed in January 2004.  The Company evaluates the recoverability of this goodwill at least once annually on March 1st of each year.  There have been no changes in the two-way radio segment during the current quarter that would indicate to the Company that the carrying value of its goodwill may have been impaired during the period.

Intangible Assets with Definite Lives:  The following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	August 31, 2007			May 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

AT&T distribution agreements and subscriber bases	$10,258	$(4,960)	$5,298	$10,257	$(4,764)	$5,493
FCC licenses	104	(41)	63	104	(39)	65
PCI marketing list	1,235	(1,235)	-	1,235	(1,235)	-
Loan origination fees	328	(39)	289	328	(20)	308
Non-compete agreements	95	(68)	27	95	(63)	32
Internally-developed software	170	(170)	-	170	(170)	-

Balance at August 31, 2008 and May 31, 2008	$12,190	$(6,513)	$5,677	$12,189	$(6,291)	$5,898

Amortization is computed using the straight-line method based on the following estimated useful lives:

AT&T distribution agreements and subscriber bases	1-13 years
FCC licenses	9 years
Loan origination fees	2-5 years
Non-competition agreements	5 years
Internally-developed software	3 years

Total amortization expense for the three months ended August 31, 2007 and 2006 was approximately $220,000 and $221,000, respectively.

NOTE 9 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of (in thousands):

	August 31,	May 31,
	2007	2007

Accrued payroll and other personnel expense	$1,893	$1,528
Accrued state and local taxes	898	766
Unvouchered accounts payable	3,036	1,977
Customer deposits payable	642	640
Accrued AT&T roamer charges	-	3,790
Other	653	686
Total	$7,122	$9,387

NOTE 10 – LONG-TERM DEBT

Long-term debt at August 31, 2007 and May 31, 2007 consists of the following (in thousands):

	August 31,	May 31,
	2007	2007
Senior debt	$10,288	$9,878
Vehicle notes	36	48
United Commercial Bank debt	2,628	2,650
Jardine Capital Corporation bank debt	649	650
Thermo factoring debt	8,737	8,352
Total long-term debt	22,338	21,578
Less: Current portion	(19,138)	(18,358)
Long-term debt, net	$3,200	$3,220

Current portion of long-term debt at August 31, 2007 and May 31, 2007 consists of the following (in thousands):

	August 31,	May 31,
	2007	2007
Senior debt	$10,288	$9,878
Vehicle notes	30	36
United Commercial Bank debt	76	85
Jardine Capital Corporation bank debt	7	7
Thermo factoring debt	8,737	8,352
Total current portion of long-term debt	$19,138	$18,358

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

As of  August 31, 2007, TLLP is unable to repay the senior debt obligations that came due on August 15, 2007 but was successful in negotiating extensions through December 11, 2007. The Company was able to extend the maturity date of the obligation on behalf of TLLP by paying Fortress extension fees of approximately $102,000 during the three months ended August 31, 2007.

Current Presentation of Senior Debt: Concurrent with the PCI Acquisition, PCI, Teletouch and Fortress entered into a Transaction Party Agreement (“TPA”), which provided Fortress with certain control over the ongoing operations of Teletouch and PCI as well as provided for the contingent re-instatement of the liens on PCI assets if certain conditions were not maintained by either Teletouch or PCI (see “Transaction Party Agreement” discussion below for more information). A TPA was required by Fortress in order to assure that PCI or Teletouch would not take actions which in Fortress’ view could reduce the value of Fortress’ security. Under the terms of the TPA both PCI and Teletouch are bound to comply with certain negative covenants. If either PCI or Teletouch breaches the TPA or violates any of the negative covenants then Fortress can reinstate the Senior Debt at PCI to the fullest extent available under the law as if the debt restructuring had never occurred. PCI was conditionally released from having any future payment obligations under the Senior Debt as long as the terms of the TPA were not violated. However, in accordance with SFAS 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities PCI must be legally released from being the primary obligor under the Senior Debt in order to de-recognize this liability. Because of the existence of the TPA which allows Fortress limited control of PCI and Teletouch and a contingent ability to reinstate the debt at PCI, we believe that PCI has not been fully released from being the primary obligor under the Senior Debt as contemplated by SFAS 140 as of August 31, 2007. In addition, Teletouch’s parent, TLLP, assumed the Senior Debt from PCI in August 2006 and is a holding company with no operations with a minimal amount of cash on hand and may be dependent upon selling a sufficient number of shares it owns in Teletouch common stock or upon the cash flows of Teletouch through the receipt of future cash dividends to service its outstanding debt obligations. The Company has no current agreements with TLLP to fund cash nor does it have any current plans to declare dividends in order to allow TLLP to meet the debt obligations. Therefore, PCI and Teletouch will continue to report the senior debt obligation payable to Fortress as a liability on their balance sheet until such time as the debt is fully satisfied by TLLP or when PCI and Teletouch are released from the TPA.

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

Significant components of the Company’s deferred taxes are as follows (in thousands):

	August 31, 2007	May 31, 2007

Deferred Tax Assets:
Current deferred tax assets:
Accrued liabilities	$331	$296
Deferred revenue	37	20
Inventories	182	184
Bad debt reserve	212	174
	762	674
Valuation allowance	(728)	(674)
Current deferred tax assets, net of valuation allowance	34	-

Non-current deferred tax assets:
Net operating loss	9,378	10,154
Intangible assets	155	105
Fixed assets	310	192
Licenses	23	24
Other	2	2
	9,868	10,477
Valuation allowance	(9,824)	(10,477)
Non-current deferred tax assets, net of valuation allowance	44	-

Deferred Tax Liabilities:
Current deferred tax liabilities:
Other	34	-
Non-current deferred tax liabilities:
Intangible assets	39
Fixed assets	5	-
	44

Net Current Deferred Tax Asset	$-	$-

Net Non-Current Deferred Tax Asset	$-	$-

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

	Twelve Months Ending August 31,
	Total	2008	2009	2010	2011	Thereafter

Operating leases	$3,191	$1,267	$790	$488	$279	$367

Teletouch is party to various legal proceedings arising in the ordinary course of business. The Company believes there is no proceeding, either threatened or pending, against it that will result in a material adverse effect on its results of operations or financial condition.

NOTE 13 – SHAREHOLDERS’ EQUITY

Common Stock Purchase Warrants: In November 2002, the Company issued 6,000,000 redeemable common stock purchase warrants as part of a debt restructuring transaction completed in fiscal year 2003 (the “GM Warrants”). At August 31, 2007 and May 31, 2007, the Company had 6,000,000 GM Warrants issued and outstanding. The GM Warrants were exercisable beginning in December of 2005 and terminating in December of 2010. In December of 2007 or earlier upon specific events, the holder of the GM Warrants may require the Company to redeem the warrants at $0.50 per warrant. Because of this mandatory redemption feature, the Company initially recorded the estimated fair value of the GM Warrants as a long-term liability on its consolidated balance sheet and adjusted the amount to reflect changes in the fair value of the warrants, including accretion in value due to the passage of time, with such changes charged or credited to interest expense through the exercise date of the warrants. There have been no changes in the fair value of the warrants in the three months ended August 31, 2007.

At August 31, 2007 and May 31, 2007, the market value of the 6,000,000 redeemable common stock warrants was approximately $1,500,000 and $2,300,000, respectively based on the market closing price of Teletouch’s stock of $0.25 and $0.38 per share as of those dates respectively; therefore, the redemption value of $3,000,000 more closely approximates the fair value of the GM Warrants at August 31, 2007 and May 31, 2007. As of August 31, 2007 and May 31, 2007, $3,000,000 is recorded as a current liability on the Company’s consolidated balance sheet related to these obligations. Due to certain conflicting dates in the May 17, 2002 restructuring agreement that provided for the redeemable warrants and the actual warrant agreements issued to the GM Warrant holders in December 2002, the warrants could have become exercisable on the fifth anniversary of the restructuring agreement, which would have caused these warrants to become fully exercisable on May 17, 2007. Due to this possibility, the Company has recorded the full $3,000,000 liability as of August 31, 2007 and May 31, 2007.

On December 12, 2007, the 12 holders of the collective 6,000,000 outstanding GM Warrants (collectively, the “GM Warrant Holders”) have the right to redeem these warrants for an aggregate amount of $3,000,000 in cash or to convert these warrants into an aggregate amount of 6,000,000 shares of Teletouch’s common stock under the terms of their respective warrant agreements.

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

As of August 31, 2007, approximately 63,992 Non-Qualified Options and 52,000 Incentive Options are outstanding under the 1994 Plan, and approximately 132,664 Non-Qualified Options and 2,431,250 Incentive Options are outstanding under the 2002 Plan.

A summary of option activity for the three months ended August 31, 2007 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at June 1, 2007	2,749,905	$0.33	8.66	$307,951
Three months ended August 31, 2007
Granted	-	-	-
Exercised	-	-	-
Forfeited	(69,999)	0.83	-
Outstanding at August 31, 2007	2,679,906	0.32	8.48	$147,142

Options exercisable at August 31, 2007	1,644,072	$0.33	8.00	$104,784

The following table summarizes the status of the Company’s non-vested stock options since June 1, 2007:

Non-vested Options
Weighted-
	Number of	Average Fair
	Shares	Value
Non-vested at June 1, 2007	1,035,834	$0.29
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at August 31, 2007	1,035,834	$0.29

Upon adoption of SFAS 123(R) on June 1, 2006, the Company began estimating the value of employee stock options on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial disclosure in accordance with SFAS 123. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The Company has elected to estimate the expected life of an award based on the SEC approved “simplified method”. The Company calculated its expected volatility assumption required in the Black-Scholes model based on the historical volatility of its stock.  The Company recorded approximately $30,000 and $0 in stock based compensation expense in the consolidated financial statements for the three months ended August 31, 2007 and 2006, respectively.

NOTE 15 – RELATED PARTY TRANSACTIONS

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

The Company entered into certain related party transactions during the three months ended August 31, 2007 and 2006 with PCCI and TLLP, both companies controlled by Robert McMurrey, Chairman and Chief Executive Officer of Teletouch, as follows:

In June 2006, the Company loaned $250,000 to PCCI for the purpose of allowing PCCI to enter into an option agreement with Air-bank, Inc., a non-affiliated prepaid cellular technology company (“Air-bank”).  The $250,000 was to be used to secure a management and option agreement with Air-bank providing PCCI the option to acquire up to 55% interest in Air-bank.  As of August 31, 2007, the loan balance remains at $250,000 with no interest accruing and continues to be the largest amount the Company has loaned to PCCI to date.  The Company also provided certain leased office space to Air-bank beginning in June 2006 and continuing through August 31, 2007.  The Company receives less than $1,000 per month from Air-bank related to the leased office space.

In August 2006, TLLP paid certain legal fees on behalf of the Company related to the debt restructuring and the reorganization of its commonly controlled companies.  The Company has recorded this $63,000 expense in the three months ended August 31, 2006.  As of August 31, 2007, $63,000 remains payable to TLLP by the Company.

NOTE 16 – SEGMENT INFORMATION

The Company's consolidated financial statements include three reportable segments: cellular services, wholesale distribution and two-way radio services. The Company determines its reportable segments based on the aggregation criteria of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”).

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

Corporate overhead is reported separate from the Company’s identified segments and this indirect cost is not allocated to the operating segments. The Corporate overhead costs include expenses from the Company’s cost centers for accounting, information technology, human resources, marketing and executive management.

The following tables summarize the Company’s operating financial information by each segment for the three months ended August 31, 2007 and 2006 (in thousands):

	Three Months Ended August 31, 2007
	Segments
	Cellular	Wholesale	Two-Way	Corporate	Other	Total
Operating revenues:
Service, rent and maintenance revenue	$6,842	$-	$446	$-	$169	$7,457
Product sales revenue	2,154	4,101	543	-	650	7,448
Total operating revenues	8,996	4,101	989	-	819	14,905

Operating expenses:
Cost of service, rent and maintenance (exclusive of depreciation and amortization included below)	2,321	-	531	-	104	2,956
Cost of products sold	2,108	3,590	370	-	446	6,514
Selling and general and administrative	1,995	444	113	2,876	249	5,677
Depreciation and amortization	-	-	60	357	-	417
Gain on forgiveness of trade payable obligation to AT&T	-	-	-	(3,824)	-	(3,824)
Loss On disposal of Assets	-	-	-	(16)	-	(16)
	6,424	4,034	1,074	(607)	799	11,724
Operating income (loss)	2,572	67	(85)	607	20	3,181

Interest expense, net	-	-	-	(1,030)	-	(1,030)

Income (loss) before income tax expense	2,572	67	(85)	(423)	20	2,151

Income tax expense	-	-	-	60	-	60

Net income (loss)	2,572	67	(85)	(483)	20	2,091

Participation rights of common stock purchase warrants in undistributed earnings	-	-	-	(224)	-	(224)
Net income (loss) applicable to common shareholders	$2,572	$67	$(85)	$(707)	$20	$1,867

	Three Months Ended August 31, 2006
	Segments
	Cellular	Wholesale	Two-Way	Corporate	Other	Total
Operating revenues:
Service, rent and maintenance revenue	$6,188	$-	$478	$-	$179	$6,845
Product sales revenue	2,451	3,444	794	-	810	7,499
Total operating revenues	8,639	3,444	1,272	-	989	14,344

Operating expenses:
Cost of service, rent and maintenance (exclusive of depreciation and amortization included below)	2,723	-	571	-	261	3,555
Cost of products sold	2,451	3,043	553	-	431	6,478
Selling and general and administrative	1,807	389	167	2,511	301	5,175
Depreciation and amortization	128	2	79	283	6	498
Gain (loss) On disposal of Assets	-	-	(1)	10	-	9
	7,109	3,434	1,369	2,804	999	15,715
Operating income (loss) from continuing operations	1,530	10	(97)	(2,804)	(10)	(1,371)

Interest expense, net	-	-	(4)	(1,281)	-	(1,285)

Income (loss) from continuing operations before income tax expense	1,530	10	(101)	(4,085)	(10)	(2,656)
Income tax expense	-	-	-	13	-	13

Net income (loss) from continuing operations	1,530	10	(101)	(4,098)	(10)	(2,669)
Gain on sale of assets related to discontinued paging operations	-	-	-	163	-	163
Income from discontinued paging operations	-	-	-	449	-	449
Income from discontinued operations	-	-	-	612	-	612
Net income (loss)	$1,530	$10	$(101)	$(3,486)	$(10)	$(2,057)

The Company identifies its assets by segment. Significant assets of the Company’s corporate offices include cash, property and equipment and loan origination costs.  The Company’s assets by segment as of August 31, 2007 and May 31, 2007 are as follows:

	August 31, 2007				May 31, 2007
	Total Assets	Property and Equipment, net	Goodwill, net	Intangible Assets, net	Total Assets	Property and Equipment, net	Goodwill, net	Intangible Assets, net

Segment
Cellular	$15,979	$456	$-	$5,228	$15,807	$553	$-	$5,456
Two-way	1,932	592	343	121	1,937	637	343	134
Wholesale	2,796	8	-	-	2,885	1	-	-
Corporate	6,825	2,443	-	328	11,242	2,376	-	308
Other	331	36	-	-	431	54	-	-
Totals	$27,863	$3,535	$343	$5,677	$32,302	$3,621	$343	$5,898

During the three months ended August 31, 2007 and 2006, the Company did not have a single customer that represented more than 10% of total segment revenues.

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

2008 Business Strategy

Most of the efforts in fiscal year 2008 will continue to focus on the integration issues related to the acquisition of PCI as well as securing financing to complete one or more acquisitions to provide revenue growth for the Company. PCI had historically been a privately held company which presented challenges of migrating the systems and processes of PCI to those required of a public company. During fiscal year 2008, the management team will work on implementing a series of basic internal controls and processes along with authorization levels, which were lacking while PCI was a privately held company. Beginning with the year ending May 31, 2008, the Company’s management will be required to internally assess and report on its internal controls over financial reporting under the rules of Section 404 of the Sarbanes-Oxley Act of 2002.

Another equally as important focus at PCI is improving profitability. PCI has generated net losses in several of its recent years, and our focus is on implementing cost control initiatives at PCI while seeking additional opportunities to grow revenues. The Company continues to evaluate new electronic products to introduce in its retail and website outlets that could be marketed to its existing customer base. PCI’s 83,000 cellular subscribers are comprised of individuals and businesses of higher than average credit worthiness due to PCI’s stringent credit standards.

For fiscal year 2008, a large part of Teletouch’s efforts will be on timeliness in its financial reporting. The Company’s financial reporting delays were caused primarily by the acquisition of PCI in August 2006. Since that time its inability to complete its audits and file the required financials has hindered the Company’s ability to secure additional financing to grow the business. Until these financial reporting and audit matters are concluded, the Company will continue to manage closely its operating expenses to improve profitability. Since the August 2006 acquisition of PCI, many personnel and process changes have been completed to allow for and promote organic growth in its current business units. In order to realize this organic growth, the Company has added additional sales personnel and locations, increased its internet marketing activities and enhanced its systems and processes to allow for the timely integration of new product lines.

The core business of Teletouch is providing cellular services to customers through PCI’s distribution agreements with AT&T. The primary distribution agreement with AT&T expires in August 2009. The Company cannot guarantee this agreement with AT&T will be extended beyond its expiration date. Under the terms of the current distribution agreement, if the agreement is not renewed by AT&T, the Company would be allowed to continue to provide services to its existing subscribers until these subscribers terminate service. Under this scenario the Company could experience accelerated reductions in its cellular service revenues beginning in September 2009 due to its inability to replace customers that disconnect service in the normal course of business. Because of the potential change in the Company’s cellular services business, the Company is aggressively working to develop its other business units as well as evaluating its alternatives to maintain the recurring revenues generated by its current cellular subscriber base.

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

▪
Costs of recurring revenue features that are added to the cellular subscribers’ accounts by PCI which are not subject to the revenue sharing arrangement with AT&T; such features include roadside and emergency assistance programs and handset and accessory warranty programs.

▪
Cost of third-party roaming charges that are passed through to PCI by AT&T.  Roaming charges are incurred when a cellular subscriber leaves the designated calling area and utilizes a carrier, other than AT&T, to complete the cellular call.  PCI is charged by AT&T 100% of these charges incurred by its customer base under all of its distribution agreements with the exception of the agreement covering the San Antonio market. Under the San Antonio agreement, the Company remits 100% of any billings related to roaming to AT&T and is not responsible for the actual roaming charges incurred by the subscriber.

▪
Costs to operate and maintain PCI’s customer service department to provide billing support and facilitate account changes for cellular service subscribers.  These costs primarily include the related payroll and benefits costs as well as telecommunication charges for inbound toll-free numbers and outbound long distance.

▪	Costs of the Company’s retail stores including personnel, rents and utilities

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

Service, Rent and Maintenance Revenue for the Three Months Ended August 31, 2007 and 2006

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

(dollars in thousands)
	Three Months Ended
	August 31,		2007 vs 2006
	2007	2006	$ Change	% Change

Service, rent, and maintenance revenue
Cellular operations
Gross cellular subscription billings	$15,804	$14,805	$999	7%
Net revenue adjustment (revenue share due AT&T)	(9,088)	(8,837)	(251)	3%
Net revenue reported from cellular subscription billings	6,716	5,968	748	13%
Other service revenue	126	220	(94)	-43%
Cellular operations total service revenues:	6,842	6,188	654	11%

Two-way radio operations	446	478	(32)	-7%
Other operations	169	179	(10)	-6%

Service, rent, and maintenance revenue	$7,457	$6,845	$612	9%

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

Service, Rent and Maintenance Revenue Discussion for the Three Months Ended August 31, 2007 and 2006

The 7% increase in the cellular operation’s gross cellular subscription billings resulted primarily from an increase in wireless data charges.  The Company continued to see customers migrating toward phones with internet capabilities, resulting in an increase of approximately $700,000 related to data charges for the three months ended August 31, 2007 compared to the three months ended August 31, 2006.  In addition the Company recorded increased customer feature revenue due to a rate increase on the phone insurance program.  The increases were partially offset by a decrease in access charges due to a declining subscriber base.  The Company had 83,000 subscribers as of August 31, 2007 compared to 90,000 subscribers as of August 31, 2006.

The 43% decrease in other services from cellular operations is primarily related to a decrease in commissions and residuals earned from satellite television sales.

The 7% decline in service, rent and maintenance revenue related to the Company’s two-way radio operations is primarily due to a decrease in service revenues generated from Teletouch’s telemetry business.  In fiscal year 2007, the Company decided not to actively support expanding the telemetry operations due to market competition and product development costs. Subsequently, the service revenues from these operations have decreased from a continued decline in the number of telemetry subscribers.

Cost of Service, Rent and Maintenance for the Three Months Ended August 31, 2007 and 2006

Cost of service, rent and maintenance expense consist of the following significant components:

(dollars in thousands)
	Three Months Ended August 31,		2007 vs 2006
	2007	2006	$ Change	% Change

Cost of service, rent and maintenance
Cellular operations	$2,321	$2,723	$(402)	-15%
Two-way operations	531	571	(40)	-7%
Other operations	104	261	(157)	-60%

Total cost of service, rent and maintenance	$2,956	$3,555	$(599)	-17%

Cost of Service, Rent and Maintenance Discussion for the Three Months Ended August 31, 2007 and 2006

The 15% decrease in cost of service, rent and maintenance related to the Company’s cellular operations is primarily due to the elimination of intracompany roaming charges billed by AT&T effective June 1, 2007 under the terms of the Settlement and Release Agreement between AT&T and the Company. AT&T previously assessed intracompany roaming charges as the Company’s customers were traveling outside their home calling area but still remained in an area covered by cellular systems owned by AT&T until the agreement was executed in June 2007.  This resulted in an approximately $502,000 decrease in intracompany roaming charges recorded by the Company in the first quarter of fiscal year 2008 compared to the first quarter of fiscal year 2007(see Note 5 – “Relationship with Cellular Carrier” for further information).  The decrease is offset by an increase of costs related to toll charges of approximately $115,000 quarter over quarter.

The 7% decrease in cost of service, rent and maintenance related to the Company’s two-way operations is primarily due to the decreases in expenses related to the Company’s telemetry business.  In fiscal year 2007, the Company decided not to actively support expanding the telemetry operations due to market competition and product development costs.

The 60% decrease in cost of service, rent and maintenance related to the Company’s other operations is primarily attributable to a decrease in costs related the Company’s answering service and paging businesses of approximately $106,000 and $37,000, respectively.  After the acquisition of PCI in August 2006, the Company determined these ancillary businesses were no longer viable and were subsequently eliminated by the end of the first quarter of fiscal year 2008.

Sales Revenue and Cost of Products Sold for the Three Months ended August 31, 2007 and 2006

(dollars in thousands)
	Three Months Ended
	August 31,		2007 vs 2006
	2007	2006	$ Change	% Change

Product Sales Revenue
Cellular operations	$2,154	$2,451	$(297)	-12%
Wholesale operations	4,101	3,444	657	19%
Two-way radio operations	543	794	(251)	-32%
Other operations	650	810	(160)	-20%

Total product sales revenue	$7,448	$7,499	$(51)	-1%

Cost of products sold
Cellular operations	2,108	2,451	(343)	-14%
Wholesale operations	3,590	3,043	547	18%
Two-way radio operations	370	553	(183)	-33%
Other operations	446	431	15	3%

Cost of products sold	$6,514	$6,478	$36	1%

Sales Revenue and Cost of Products Sold Discussion for the Three Months Ended August 31, 2007 and 2006

Product sales revenue: The 12% decline in product sales from the Company’s cellular operations is primarily due to a decline in the average selling price of cellular handsets and corresponding cellular accessory sales. Cellular product revenues continued to decline due to smaller product margins in exchange for customer activations and associated service revenues.  The Company continues to subsidize the sale of cellular handsets to compete with the pricing of other wireless carriers.  The first quarter of fiscal year 2008 also had fewer activations compared to the first quarter of fiscal year 2007. In addition, car audio sales from cellular operations decreased by $81,000 quarter over quarter.

The 19% increase in product sales from the Company’s wholesale operations is due to an increase in cellular product sales primarily related to the acquisition of five new cellular customers.  The sales from the new customers increased revenues of approximately $499,000 in the three months ended August 31, 2007 compared to the three months ended August 31, 2006.  This increase was partially offset by a 13% decline in sales of car audio products quarter over quarter.

The 32% decrease in product sales related to the two-way radio operations is primarily due a decrease in sales of two-way radios and parts of approximately $200,000 quarter over quarter due to limited availability of federal and state grant funding for many of the public service entities serviced by Teletouch.  In addition, sales related to telemetry equipment decreased by approximately $58,000 quarter over quarter as the telemetry subscriber base continued to decline.

The 20% decrease in product sales from the Company’s other operations is primarily related to decrease in sales from the car dealer expediter business due to decreased demand for aftermarket audio and video products. Sales from the Company’s car dealer expediter business were approximately $636,000 in the first quarter of fiscal year 2008 compared to approximately $753,000 in the first quarter of fiscal year 2007.

Cost of products sold:  The cost of products sold remained flat in the three months ended August 31, 2007 compared to the three months ended August 31, 2008.  This is attributable to lower profit margins earned on car dealer expediter product sales included in the Company’s other operations while the cellular operations experienced higher profit margins on sales of car audio and consumer electronic products.

Selling and General and Administrative Expenses for the Three Months ended August 31, 2007 and 2006

Selling and general and administrative expenses consist of the following significant components:

(dollars in thousands)	Three Months Ended August 31,		2007 vs 2006
	2007	2006	$ Change	% Change

Selling and general and administrative
Salaries and other personnel expenses	$3,809	$2,948	$861	29%
Office expense	507	478	29	6%
Advertising expense	328	225	103	46%
Professional fees	361	948	(587)	-62%
Taxes and licenses fees	45	49	(4)	-8%
Stock-based compensation expense	30	-	30	100%
Other expenses	597	527	70	13%

Total selling and general and administrative	$5,677	$5,175	$502	10%

Selling and General and Administrative Expenses Discussion for the Three Months Ended August 31, 2007 and 2006

The 29% increase in salaries and other personnel expenses is primarily attributable to the reclassification of certain personnel to the selling, general and administrative category and the increase of severance expenses due to the restructure of the Company’s business units in August 2007.  Salaries and wages and severance expenses increased by approximately $325,000 and $311,000 in the three months ended August 31, 2007, respectively compared to the three months ended August 31, 2006. In addition, the Company entered into a computer service contract with a group of IT contractors in the later part of fiscal year 2007 which contributed to the increase in salaries and other personnel expenses quarter over quarter.

The 46% increase in advertising expense is a result of the Company aggressively advertising through print media including newspaper advertising and the use of promotional flyers with customer billing.

The 62% decrease in professional fees is due to legal costs related to PCI’s debt restructure and the acquisition of PCI in the first quarter of fiscal year 2007 with the compensation expense being recognized ratably over the vesting period of the options.  There were no similar occurring expenses recorded in the first quarter of fiscal year 2008.

The 100% increase in stock-based compensation expense is due to the Company issuing stock options to the Company’s executive management and directors in the second, third and fourth quarter of fiscal year 2007.  The first quarter of fiscal year 2007 had no similar occurring expenses.

The 13% increase in other expenses is primarily due to an approximately $62,000 increase in data processing and computer related expenses in the first quarter of fiscal year 2008 compared to the first quarter in fiscal year 2007.

Other Operating Expenses for the Three Months Ended August 31, 2007 and 2006

(dollars in thousands)	Three Months Ended August 31,		2007 vs 2006
	2007	2006	$ Change	% Change

Other Operating Expenses
Depreciation and amortization	$417	$498	$(81)	-16%
Gain on forgiveness of trade payable obligation to AT&T	(3,824)	-	(3,824)	100%
Gain (loss) on disposal of assets	(16)	9	(25)	278%

Total other operating expenses	$(3,423)	$507	$(3,930)	775%

Depreciation and amortization:  Depreciation and amortization expense as reported is comprised of the following:

(dollars in thousands)	Three Months Ended August 31,		2007 vs 2006
	2007	2006	$ Change	% Change

Other Operating Expenses
Depreciation	$197	$277	$(80)	-29%
Amortization	220	221	(1)	0%

Total other operating expenses	$417	$498	$(81)	-16%

The 29% decrease in depreciation is attributable to the Company’s minimal purchases of fixed assets for its corporate offices and retail locations as well as a reduction in capital expenditures related to the two-way network infrastructure.  In addition, the age of certain existing capital assets also contributed to the decrease in depreciation as these assets became fully depreciated quarter over quarter.

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

Loss (gain) on disposal of assets:  The Company recognized a gain on the disposal of assets in the first quarter of fiscal year 2008 due to the sale of discontinued video and sound displays which were once located in the Hawk Electronics retail stores.  No similar transactions occurred in the first quarter of fiscal year 2007.

Interest Expense, Net of Interest Income for the Three Months Ended August 31, 2007 and 2006

(dollars in thousands)	Three Months Ended August 31,		2007 vs 2006
	2007	2006	$ Change	% Change
Interest Expense (Income)
Senior debt	$410	$687	(277)	-40%
Subordinated debt	-	306	(306)	-100%
Common stock purchase warrants	-	114	(114)	-100%
Thermo factoring debt	538	173	365	211%
Mortgage debt	85	2	83	4150%
Other	(3)	3	(6)	-200%

Total interest expense, net	$1,030	$1,285	$(255)

Interest expense recorded for all periods presented is a combination of cash interest and non-cash interest, primarily related to the Company’s debt facilities with Thermo Credit LLC and the Senior Debt of PCI with Fortress Credit Corp. (“Fortress”).  In August 2006, PCI paid $10,000,000 of its $18,700,000 Senior Debt payable to Fortress Credit Corp., and was conditionally released from the balance of this debt, and its assets were conditionally released from all related liens.  The remaining $8,700,000 payable to Fortress was assumed by TLLP, the parent company of Teletouch, with the common stock of Teletouch owned by TLLP pledged as collateral against the Senior Debt.   Concurrent with the assumption of the Senior Debt by TLLP, PCI, Teletouch and Fortress entered into a Transaction Party Agreement (“TPA”), which provided Fortress with certain control over the ongoing operations of Teletouch and PCI as well as provided for the contingent re-instatement of the liens on PCI assets if certain conditions were not maintained by either Teletouch or PCI.  Because of the conditional nature of the release, the Senior Debt payable to Fortress continues to be presented as an obligation of the Company subsequent to August 2006 and the related interest expense is recorded even though TLLP assumed responsibility for all future cash payments on the Senior Debt in August 2006.

In order raise sufficient cash to make the $10,000,000 payment to Fortress, PCI entered into a new factoring facility with Thermo secured by PCI’s accounts receivable, which provided approximately up to $10,000,000 of available advances against PCI’s accounts receivable (the “Thermo Factoring Debt”).  On August 11, 2006 approximately $6,200,000 was advanced to PCI under the factoring facility, which was primarily used to make the required payment to Fortress. The Thermo factoring facility was further amended in May 2007 and as of August 31, 2007 provides up to $13,000,000, depending on the amount of accounts receivable available to pledge to Thermo. The discount fees on each of the advanced fundings by Thermo are recorded as interest expense on the Company’s Consolidated Statement of Operations.

As a result of the above transactions, PCI recorded a decrease in non-cash interest expense of approximately $120,000 related to the senior debt obligation with Fortress and  a decrease of approximately $306,000 related to PCI’s former subordinated debt, which was assumed by TLLP through a capital contribution transaction in August 2006 in the first quarter of fiscal year 2008 compared to the first quarter of fiscal year 2007.  In addition the Company recorded less interest expense in the three months ended August 31, 2007 compared to the same period from the prior year due to the common stock purchase warrants, which were fully accreted by May 2007.  However, the Company recorded an increase in discount fees incurred on the factoring debt facility with Thermo quarter over quarter due to an increased borrowing capability, which resulted from increased cellular billings as well as increased equipment sales from the Company’s wholesale operations.  This resulted in higher levels of account receivable in the first quarter of fiscal year 2008 compared to the first quarter of fiscal year 2007.

Income Tax Expense for the Three Months Ended August 31, 2007 and 2006

In the three months ended August 31, 2007 and 2006, the Company recorded $60,000 and $13,000 in state tax expenses, respectively. The increase in state tax expense recorded in the first quarter of fiscal year 2008 compared to the first quarter of fiscal year 2007 relates primarily to the Texas margin tax.  The margin tax is calculated by using the Company’s gross receipts from business conducted in Texas each fiscal year less a cost of goods sold deduction.  The provisions of the Texas margin tax became effective for the Company in fiscal year 2008.

FINANCIAL CONDITION

(dollars in thousands)	Three Months Ended August 31,		2007 vs 2006
	2007	2006	$ Change

Cash provided by (used in) operating activities	$(4,904)	$2,073	$(6,977)
Cash provided by (used in) investing activities	(102)	3,016	(3,118)
Cash provided by (used in) financing activities	350	(5,621)	5,971
Net decrease in cash	$(4,656)	$(532)	$(4,124)

Operating Activities

The decrease in cash provided by operations during the three months ended August 31, 2007 compared to the three months ended August 31, 2006 was primarily attributable to a decrease in the Company’s accounts payable balances.  During the first quarter of fiscal year 2008, the Company recognized a $3,824,000 non-cash gain on forgiveness of a trade payable obligation to AT&T related to disputed intracompany roaming costs and/or charges by AT&T due to a settlement agreement, which was executed between the Company and AT&T in June 2007.  The agreement settled all claims against the Company related to the recovery of amounts previously remitted and/or owed to AT&T with respect to intracompany roaming costs and/or charges.  The Company continued to accrue for the monthly intracompany roaming costs and/or charges billed by AT&T in its Consolidated Statement of Operations but delayed the payment of other accounts payable due to AT&T until final resolution of the dispute. As a result of the agreement, the Company was required to pay $4,661,000 of its past due accounts payable in June 2007 to settle outstanding payables owed to AT&T.

Investing Activities

The decrease in cash provided by investing activities for the three months ended August 31, 2007 compared to the three months ended August 31, 2006 is due to the sale of the assets of Teletouch’s paging business which resulted in proceeds of approximately $3,000,000 in the first quarter of fiscal year 2007.

Financing Activities

The increase in cash provided by financing activities for the three months ended August 31, 2007 compared to the three months ended August 31, 2006 is primarily due to a $10,000,000 principal payment made to the PCI Senior Debt holder, Fortress Credit Corporation, offset by borrowings received from Thermo Credit, LLC due to the factoring of the PCI accounts receivable in August 2006 with no similar transactions occurring in the quarter ended August 31, 2007.

Current Position/Future Requirements

Most of the efforts in fiscal year 2008 will continue on the integration issues related to the acquisition of PCI as well as securing financing to complete one or more acquisitions to provide revenue growth for the Company. PCI had historically been a privately held company which presented challenges of migrating the systems and processes of PCI to those required of a public company. During fiscal year 2008, the management team will work on implementing a series of basic internal controls and processes along with authorization levels, which were lacking while PCI was a privately held company. Beginning with the year ending May 31, 2008, the Company’s management will be required to internally assess and report on its internal controls over financial reporting under the rules of Section 404 of the Sarbanes-Oxley Act of 2002.

Another equally as important focus at PCI is improving profitability. PCI has generated net losses in several of its recent years, and our focus is on implementing cost control initiatives at PCI while seeking additional opportunities to grow revenues. The Company continues to evaluate new electronic products to introduce in its retail and website outlets that could be marketed to its existing customer base. PCI’s 83,000 cellular subscribers are comprised of individuals and businesses of higher than average credit worthiness due to PCI’s stringent credit standards.

For fiscal year 2008, a large part of Teletouch’s efforts will be on timeliness in its financial reporting. The Company’s financial reporting delays were caused primarily by the acquisition of PCI in August 2006. Since that time its inability to complete its audits and file the required financials has hindered the Company’s ability to secure additional financing to grow the business. Until these financial reporting and audit matters are concluded, the Company will continue to manage closely its operating expenses to improve profitability. Since the August 2006 acquisition of PCI, many personnel and process changes have been completed to allow for and promote organic growth in its current business units. In order to realize this organic growth, the Company has added additional sales personnel and locations, increased its internet marketing activities and enhanced its systems and processes to allow for the timely integration of new product lines.

The core business of Teletouch is providing cellular services to customers through PCI’s distribution agreements with AT&T. The primary distribution agreement with AT&T expires in August 2009. The Company cannot guarantee this agreement with AT&T will be extended beyond its expiration date. Under the terms of the current distribution agreement, if the agreement is not renewed by AT&T, the Company would be allowed to continue to provide services to its existing subscribers until these subscribers terminate service. Under this scenario the Company could experience accelerated reductions in its cellular service revenues beginning in September 2009 due to its inability to replace customers that disconnect service in the normal course of business. Because of the potential change in the Company’s cellular services business, the Company is aggressively working to develop its other business units as well as evaluating its alternatives to maintain the recurring revenues generated by its current cellular subscriber base.

Going Concern Matters

The Company had a working capital deficit of approximately $21,621,000 and $24,029,000 at August 31, 2007 and May 31, 2007, respectively, and a shareholders’ deficit of approximately $15,266,000 and $17,387,000 at August 31, 2007 and May 31, 2007, respectively.  The Company’s senior debt (the “Senior Debt”) totaled approximately $10,288,000 and $9,878,000 at August 31, 2007 and May 31, 2007, respectively. The Senior Debt was due and payable in full on April 14, 2006. In September 2005, the Company executed amendments with its senior and subordinated debt holders under, which they agreed to waive the existing events of default and defer interest payments on the subordinated debt until after the maturity of the Senior Debt on April 14, 2006. In August 2006, prior to the acquisition by Teletouch, PCI was successful in negotiating a restructuring of its debt obligations with both its senior and subordinated lenders under which it was fully released from the balance of $9,782,000 in subordinated debt which was converted to redeemable equity at Teletouch’s parent company, TLL Partners, LLC (“TLLP”). TLLP also assumed the full balance remaining on PCI’s senior debt obligations (after a $10,000,000 cash payment to the lender by the PCI) and PCI was conditionally released from having any future payment obligations under the Senior Debt and all liens on the assets of PCI were conditionally released as long as certain terms of a Transaction Party Agreement (“TPA”) by and among PCI, Teletouch, TLLP and the senior lender, Fortress Credit Corp. (“Fortress”) were not violated (see Note 3 “Acquisition of Progressive Concepts, Inc.” for further information on the Company’s debt restructuring). The TPA provided Fortress with certain control over the ongoing operations of Teletouch and PCI as well as provided for the contingent re-instatement of the liens on PCI assets if certain conditions were not maintained by either Teletouch or PCI. A TPA was required by Fortress in order to assure that PCI or Teletouch would not take actions which in Fortress’ view could reduce the value of Fortress’ security. Under the terms of the TPA both PCI and Teletouch are bound to comply with certain negative covenants. If either PCI or Teletouch breaches the TPA or violates any of the negative covenants then Fortress can reinstate the Senior Debt at PCI to the fullest extent available under the law as if the debt restructuring had never occurred. PCI was conditionally released from having any future payment obligations under the Senior Debt as long as the terms of the TPA were not violated. However, in accordance with Statement of Financial Accounting Standard No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), PCI must be legally released from being the primary obligor under the Senior Debt in order to de-recognize this liability. Because of the existence of the TPA which allows Fortress limited control of PCI and Teletouch and a contingent ability to reinstate the debt at PCI, we believe that PCI has not been fully released from being the primary obligor under the Senior Debt as contemplated by SFAS 140 as of August 31, 2007. In addition, TLLP is a holding company with no operations with a minimal amount of cash on hand and may be dependent upon selling a sufficient number of shares it owns in Teletouch common stock or upon the cash flows of Teletouch through the receipt of future cash dividends to service its outstanding debt obligations. The Company has no current agreements with TLLP to fund cash nor does it have any current plans to declare dividends in order to allow TLLP to meet the debt obligations. Therefore, PCI and Teletouch will continue to report the Senior Debt as a liability on its balance sheet until such time as the debt is fully satisfied by TLLP or when PCI and Teletouch are released from the TPA.

Beginning in June 2007, the Company has experienced higher than normal cellular subscriber attrition due primarily to the launch of the iPhone. Although the iPhone is offered to customers by AT&T, PCI has been denied the approval to sell or activate the iPhone for customers by AT&T. The Company reviews its staffing levels on a quarterly basis and continues to seek ways to consolidate and automate necessary functions in order to control personnel and other operating costs. In addition the Company is focused on seeking additional distribution for existing products lines including an emphasis on internet marketing. There can be no assurance the Company’s current efforts to increase revenues or continue to reduce costs will be successful nor is there any assurance that the trade credit that is currently extended to the Company will be maintained or expanded for fiscal 2008 to facilitate this growth. The Company is continuing to seek additional debt and equity financing to ensure it is able to meet its remaining trade and debt obligations as well as provide sufficient working capital to continue and grow its operations. If it is unsuccessful in its efforts to secure additional financing, the Company may be unable to meet its obligations and might be forced to seek protection from its creditors.

In addition the Company’s factoring debt obligation with Thermo has been presented as a current liability on the Company’s consolidated balance sheet at August 31, 2007 and May 31, 2007, in accordance with EITF 95-22, because the factoring agreement requires a lockbox agreement under which customer payments on accounts are directed to a lockbox controlled by Thermo and because certain subjective acceleration rights are retained by Thermo under the agreement. However, the stated maturity date of the obligation is August 2009. The factoring debt obligations at August 31, 2007 and May 31, 2007, were approximately $8,737,000 and $8,352,000, respectively.

As a result of the above conditions, there exists substantial doubt about the Company’s ability to continue as a going concern.  No adjustments have been made to the Company’s financial statements as a result of this uncertainty.

Obligations and Commitments

As of August 31, 2007, our contractual payment obligations under our long-term debt agreements and operating leases for office and transmitter locations are indicated in the table below.  For purposes of the table below, other current liabilities is comprised of certain redeemable common stock warrants issued in conjunction with the Company’s debt restructuring in May 2002.  Also included below under debt obligations is a senior debt obligation that was assumed by Teletouch’s parent company, TLLP, in August 2006.  This senior debt obligation continues to be reported by Company as discussed below.

Payments Due By Period
(in thousands)

	Twelve Months Ending August 31,
Significant Contractual Obligations	Total	2008	2009	2010	2011	Therafter

Debt obligations, including interest	$23,574	$19,783	$287	$274	$274	$2,956
Operating lease obligations	3,191	1,267	790	488	279	367
Other current liabilities	3,000	3,000	-	-	-	-
Total significant contractual cash obligaitons	$29,765	$24,050	$1,077	$762	$553	$3,323

Redeemable Common Stock Purchase Warrants: In November 2002, the Company issued 6,000,000 redeemable common stock purchase warrants as part of a debt restructuring it completed in fiscal year 2003 (the “GM Warrants”).  The GM Warrants were redeemable in December 2007 at $0.50 each.  As of August 31, 2007 and  May 31, 2007, the Company has recorded these warrants as a current liability at their fair value of $3,000,000 (shown above under “Other current liabilities”).  The GM Warrants were being accreted in value over time to their redemption value of $3,000,000 in May 2007 according to their original terms.  See Note 13 of Notes to the Consolidated Financial Statements for additional information on the GM Warrants.

Teletouch’s Parent Company Senior Debt: On August 11, 2006, Teletouch became the owner of all of the issued and outstanding equity securities of PCI, by virtue of the contribution of 100% of the issued and outstanding equity securities of PCI to Teletouch by TLLP, without the issuance of any monetary or stock consideration by Teletouch (the “PCI Acquisition”). Immediately preceding the PCI Acquisition, PCI and certain of its affiliates entered into a debt restructuring, pursuant to which (i) PCI paid $10,000,000 of its outstanding Senior Debt balance to Fortress Credit Corp.(the “Senior Debt”), PCI’s senior lender (“Fortress”); (ii) PCI was conditionally released from all of its remaining prior institutional debt, and its assets were conditionally released from all related liens and (iii) certain prior debt obligations of PCI were assumed by TLLP.

Concurrently with the PCI Acquisition, PCI, Teletouch and Fortress entered into a Transaction Party Agreement (“TPA”), which provided Fortress with certain control over the ongoing operations of Teletouch and PCI as well as provided for the contingent re-instatement of the liens on PCI assets if certain conditions were not maintained by either Teletouch or PCI.  A TPA was required by Fortress in order to assure that PCI or Teletouch would not take actions which in Fortress’ view could reduce the value of Fortress’ security.  Under the terms of the TPA both PCI and Teletouch are bound to comply with certain negative covenants.  If either PCI or Teletouch breaches the TPA or violates any of the negative covenants then Fortress can reinstate the Senior Debt at PCI to the fullest extent available under the law as if the debt restructuring had never occurred.  PCI was conditionally released from having any future payment obligations under the Senior Debt as long as the terms of the TPA were not violated.  However, in accordance with Statement of Financial Accounting Standard No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), PCI must be legally released from being the primary obligor under the Senior Debt in order to de-recognize this liability.  Because of the existence of the TPA which allows Fortress limited control of PCI and Teletouch and a contingent ability to reinstate the debt at PCI, we believe that PCI has not been fully released from being the primary obligor under the Senior Debt as contemplated by SFAS 140 as of August 31, 2007 and May 31, 2007.  In addition, TLLP is a holding company with no operations with a minimal amount of cash on hand and may be dependent upon selling a sufficient number of shares it owns in Teletouch common stock or upon the cash flows of Teletouch through the receipt of future cash dividends to service its outstanding debt obligations.   The Company has no current agreements with TLLP to fund cash nor does it have any current plans to declare dividends in order to allow TLLP to meet the debt obligations. Therefore, PCI and Teletouch will continue to report the Senior Debt as a liability on its balance sheet until such time as the debt is fully satisfied by TLLP or when PCI and Teletouch are released from the TPA.

Off-Balance Sheet Transactions

The Company does not engage in material off-balance sheet transactions.

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

Accounts receivable are presented net of an allowance for doubtful accounts of $639,000 and $527,000 at August 31, 2007 and May 31, 2007, respectively.  Based on the information available to the Company, management believes the allowance for doubtful accounts as of those periods are adequate.  However, actual write-offs may exceed the recorded allowance.

Reserve for Inventory Obsolescence: Inventories are stated at the lower of cost (primarily on a moving average basis), which approximates actual cost determined on a first-in, first-out (“FIFO”) basis, or fair market value and are comprised of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors, including recent sales trends, industry market conditions and economic conditions. In assessing the reserve, management also considers price protection credits or other incentives, such as volume incentive rebates the Company has received from the vendor. In addition, management established specific valuation allowances for discontinued inventory based on its prior experience liquidating this type of inventory.  Through the Company’s wholesale distribution channel, it is successful in liquidating the majority of any inventory that becomes obsolete.  The Company has many different electronics suppliers, all of which provide reasonable notification of model changes, which allows the Company to minimize its level of discontinued or obsolete inventory. Actual results could differ from those estimates.  Inventories are stated on the Company’s consolidated balance sheet net of a reserve for obsolescence of $513,000 and $518,000 at August 31, 2007 and May 31, 2007, respectively.

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

The Company’s review of the carrying value of its tangible long-lived assets at May 31, 2007 indicated the carrying value of these assets were recoverable through estimated future cash flows.  Because of the sustained losses the Company has incurred during the past several years, the Company also reviewed the market values of these assets.  The review indicated the market value exceeded the carrying value at May 31, 2007.  There were no significant events in the first quarter of fiscal year 2008 which required the Company to review the carrying value of its tangible long-lived assets. However, if the cash flow estimates or the significant operating assumptions upon which they are based change in the future, Teletouch may be required to record impairment charges related to its long-lived assets.

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

The evaluation of the Company’s long-lived intangible assets is discussed in Note 2 under “Intangible Assets.” Under the same premise as the long-lived tangible assets, their market values were also evaluated at May 31, 2007, and the Company determined that based primarily on the market value and supported by the Company’s cash flow projections, there was no impairment of these assets. There were no significant events in the first quarter of fiscal year 2008 which required the Company to review the carrying value of its long-lived intangible assets. However, if the cash flow estimates or the significant operating assumptions upon which they are based change in the future, Teletouch may be required to record impairment charges related to its long-lived assets.

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

Goodwill: Goodwill represents the excess of costs over fair value of assets of businesses acquired.  Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Teletouch’s only intangible asset with an indefinite life is goodwill, which was recorded in January 2004 as part of the purchase of the two-way radio assets of Delta Communications, Inc.  The Company decided to test this goodwill annually on March 1st, the first day of its fourth fiscal quarter, of each year unless an event occurs that would cause the Company to believe the value is impaired at an interim date.

At March 1, 2007, the Company evaluated the carrying value of its goodwill associated with its two-way business and concluded that no impairment of its goodwill is required this year.  The Company estimates the fair value of its two-way business using a discounted cash flow method.  No changes have occurred in the two-way business during fiscal year 2008 that indicated any impairment of the goodwill.  The Company continually evaluates whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. In evaluating impairment the Company estimates the sum of the expected future cash flows derived from such goodwill. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. A significant change in cash flows in the future could result in an additional impairment of goodwill.

Revenue Recognition: Teletouch recognizes revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable, and (4) collectibility is reasonably assured. Teletouch believes, relative to sales of products, that all of these conditions are met; therefore, product revenue is recognized at the time of shipment.

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

Stock-Based Compensation: Upon adoption of SFAS No. 123(R), “Share-Based Payments,” (“SFAS 123R”), on June 1, 2006, we began estimating the value of employee stock options on the date of grant using the Black-Scholes model. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The Company has elected to estimate the expected life of an award based on the SEC approved “simplified method”. We calculated our expected volatility assumption required in the Black-Scholes model based on the historical volatility of our stock. As of June 1, 2006, we adopted the modified prospective transition method, and its effect is included in our consolidated financial statements for the three months ended August 31, 2007 and 2006.  We will update these assumptions on at least an annual basis and on an interim basis if significant changes to the assumptions are warranted.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We did not have any foreign currency hedges or other derivative financial instruments as of August 31, 2007.  We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments.  Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

Item 4. Controls and Procedures

   (a)  Controls and Procedures

As of the end of the period covered by this Report, under the supervision and with the participation of management, including the Chief Executive Officer, President and Chief Financial Officer (the “Certifying Officers”), the Company conducted an evaluation of its disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. The Certifying Officers have evaluated our disclosure controls as of August 31, 2007 and have determined that certain control deficiencies (discussed below) constitute a material weakness in our system of internal control over financial reporting as of such date.

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

As of August 31, 2007 the Company is delinquent in filings its Quarterly Reports on Form 10-Q for the periods ended August 31, 2006, November 30, 2006 and February 28, 2007.  The Company is considering requesting relief from the SEC on filing its delinquent fiscal year 2007 Quarterly Reports on Form 10-Q.

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

The Company had a working capital deficit of approximately $21,621,000 and $24,029,000 at August 31, 2007 and May 31, 2007, respectively, and a shareholders’ deficit of approximately $15,266,000 and $17,387,000 at August 31, 2007 and May 31, 2007, respectively.  The Company’s senior debt (“the Senior Debt”) payable to Fortress totaled approximately $10,288,000 and $9,878,000 at August 31, 2007 and May 31, 2007, respectively. The Senior Debt was due and payable in full on April 14, 2006. In September 2005, the Company executed amendments with its senior and subordinated debt holders under, which they agreed to waive the existing events of default and defer interest payments on the subordinated debt until after the maturity of the Senior Debt on April 14, 2006. In August 2006, prior to the acquisition by Teletouch, PCI was successful in negotiating a restructuring of its debt obligations with both its senior and subordinated lenders under which it was fully released from the balance of $9,782,000 in subordinated debt which was converted to redeemable equity at Teletouch’s parent company, TLL Partners, LLC (“TLLP”). TLLP also assumed the full balance remaining on PCI’s senior debt obligations (after a $10,000,000 cash payment to the lender by the PCI) and PCI was conditionally released from having any future payment obligations under the Senior Debt and all liens on the assets of PCI were conditionally released as long as certain terms of a Transaction Party Agreement (“TPA”) by and among PCI, Teletouch, TLLP and the senior lender, Fortress Credit Corp. (“Fortress”) were not violated (see Note 3 “Acquisition of Progressive Concepts, Inc.” for further information on the Company’s debt restructuring). Subsequent to the acquisition of PCI, Teletouch continued to report this senior debt obligation on it financial statements because in accordance with Generally Accepted Accounting Principles (“GAAP”), it was concluded that PCI was not fully released as the primary obligor, as defined under GAAP, due to certain provisions of the contingent release in August 2006 which could allow the lender to reinstate the debt and the liens as if they had never been released.  Therefore, PCI and Teletouch will continue to report the Senior Debt as a liability on its balance sheet until such time as the debt is fully satisfied by TLLP or when PCI and Teletouch are released from the TPA. The Company is continuing to seek additional debt and equity financing to ensure it is able to meet its remaining trade and debt obligations as well as provide sufficient working capital to continue and grow its operations. If it is unsuccessful in its efforts to secure additional financing, the Company may be unable to meet its obligations and might be forced to seek protection from its creditors.

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

As of August 31, 2007, the Company is delinquent in filing its Quarterly Reports on Form 10-Q for the quarters ended August 31, 2006, November 30, 2006 and February 28, 2007.  The Company is considering requesting relief from the SEC on filing its delinquent fiscal year 2007 Quarterly Reports on Form 10-Q.

Teletouch’s parent company may be unable to meet its future financial obligations.

Prior to the acquisition of PCI, TLLP, Teletouch’s parent company, assumed all of the remaining institutional debt of PCI, whereby the senior debt obligations formerly at PCI were transferred to TLLP as senior debt obligations and the subordinated debt obligations of PCI were partially settled by the issuance of Teletouch’s common stock owned by TLLP with the balance converted to redeemable Series A preferred units of TLLP.  To secure the senior debt obligation, TLLP, pledged all of its assets, which consist primarily of its holding of approximately 80% of the outstanding common stock of Teletouch.  When the Senior Debt originally matured in August 11, 2007, TLLP did not have sufficient cash or other means to repay this debt and was successful in negotiating an initial extension of the maturity date through December 11, 2007.  TLLP is a holding company with no operations and only a minimal amount cash on hand and may be dependent upon selling a sufficient number of shares it owns in Teletouch common stock or upon the cash flows of Teletouch through the receipt of future cash dividends to service its outstanding debt obligations.  The Company has no current agreements with TLLP to fund cash nor does it have any current plans to declare dividends in order to allow TLLP to meet the debt obligations. TLLP’s management has represented to the Company that its plan to settle this debt obligation is to sell a sufficient number of its shares of Teletouch’s common stock in order to raise the necessary funds when this obligation becomes payable. If TLLP is unsuccessful in repaying these obligations, then the ownership of Teletouch could substantially change in the future.  If the lenders foreclose on Teletouch’s common stock owned by TLLP and become the majority shareholders of Teletouch, then there is a risk these lenders could vote through matters that may not be in the best interest of the shareholders as a whole.

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

Although Teletouch’s subsidiary, PCI has operated in the Dallas/Fort Worth metropolitan market for over 20 years, demand for its products may be adversely affected by the increasing presence of competitors.  These competitors are comprised of competing cellular service providers, including the Company’s primary supplier, AT&T.  Several of the Company’s competitors, including AT&T, have more extensive marketing capabilities and greater financial, technical and personnel resources.  Furthermore, Teletouch’s competitors may have greater brand recognition, broader product lines and more established customer relations.

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

The Company’s primary source of revenue is generated from its subsidiary, PCI, through the sale of AT&T’s cellular service and the related sale of wireless products.  Any disruption in the relationship between PCI and AT&T could have a material adverse effect on the Company’s financial position, cash flows and results of operations.  Our ability to be successful will depend upon our ability to maintain or improve our operating margins. Given the fixed revenue share relationship with AT&T on the service billings, PCI can only improve gross margins through the introduction of add-on services to these cellular subscribers.  Under the agreement with AT&T, PCI absorbs 100% of the cost of third party roaming charges incurred by its customer base under its primary Dallas/Fort Worth, Texas distribution agreement.  Gross margins could be negatively affected by increased roaming usage by its customer base, which is difficult to predict and control.  We may not be able to improve our current operating margins for products or services offered or increase our sales. Even if our sales volumes increase, the gross margins that we receive from our sales may not be sufficient to make our operations profitable.

Teletouch may be unsuccessful in obtaining and enforcing intellectual property protection.

The Company’s ability to compete with its competitors in the markets that it operates depends in part on its ability to enforce its intellectual property rights, such as the Hawk Electronics name.  The Company’s subsidiary, PCI has operated under the Hawk Electronics name since the late 1970’s in the Dallas/Fort Worth market, and the brand recognition provides some advantage to PCI over its competitors.

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

Date: December 23, 2009	TELETOUCH COMMUNICATIONS, INC. Registrant

	By:	/s/ Robert M. McMurrey
Robert M. McMurrey Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Douglas E. Sloan
Douglas E. Sloan Chief Financial Officer (Principal Financial and Accounting Officer)