Form 10-Q
period 2007-11-30
TELETOUCH COMMUNICATIONS INC
filed 2009-12-23
CIK 928659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

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

Yes  ☐ No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definitions of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐     Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date:  Common Stock, $0.001 par value, 49,051,980 shares at January 14, 2008.

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

PART 1 – FINANCIAL INFORMATION

Item 1.   Financial Statements

TELETOUCH COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

ASSETS

	November 30,	May 31,
	2007	2007
CURRENT ASSETS:

Cash	$2,834	$7,824
Certificates of deposit-restricted	420	411
Accounts receivable, net of allowance of $930 at November 30, 2007 and $527 at May 31, 2007	7,569	7,127
Accounts receivable-related party	250	250
Unbilled accounts receivable	3,136	3,144
Inventories, net of reserve of $325 at November 30, 2007 and $518 at May 31, 2007	2,451	2,858
Prepaid expenses and other current assets	832	826
Total Current Assets	17,492	22,440

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $7,056 at November 30, 2007 and $6,807 at May 31, 2007	3,408	3,621

GOODWILL	343	343

INTANGIBLE ASSETS, net of accumulated amortization of $6,734 at November 30, 2007 and $6,291 at May 31, 2007	5,456	5,898

TOTAL ASSETS	$26,699	$32,302

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	November 30,	May 31,
	2007	2007
CURRENT LIABILITIES:

Accounts payable	$10,830	$15,208
Accounts payable-related party	63	63
Accrued expenses and other current liabilities	5,701	9,387
Current portion of long-term debt	19,782	18,358
Deferred revenue	426	453
Current portion of redeemable common stock purchase warrants	3,000	3,000
Total Current Liabilities	39,802	46,469
LONG-TERM DEBT, net of current portion	3,174	3,220
TOTAL LIABILITIES	42,976	49,689

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' DEFICIT:

Common stock, $.001 par value, 70,000,000 shares authorized, 49,916,189 shares issued and 49,051,980 shares outstanding at November 30, 2007 and May 31, 2007	50	49
Additional paid-in capital	39,135	39,015
Treasury stock, 864,209 shares held at November 30, 2007 and May 31, 2007	(185)	(185)
Accumulated deficit	(55,277)	(56,266)
Total Shareholders' Deficit	(16,277)	(17,387)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$26,699	$32,302

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2007	2006	2007	2006

Operating revenues:
Service, rent, and maintenance revenue	$7,283	$6,962	$14,740	$13,807
Product sales revenue	5,911	6,835	13,359	14,334
Total operating revenues	13,194	13,797	28,099	28,141

Operating expenses:
Cost of service, rent and maintenance (exclusive of depreciation and amortization included below)	2,760	3,271	5,716	6,826
Cost of products sold	5,201	5,778	11,715	12,256
Selling and general and administrative	4,908	5,017	10,585	10,192
Depreciation and amortization	387	471	804	969
Gain on forgiveness of trade payable obligation to AT&T	-	-	(3,824)	-
Loss (gain) on disposal of assets	(1)	5	(17)	14
Total operating expenses	13,255	14,542	24,979	30,257
Operating income (loss) from continuing operations	(61)	(745)	3,120	(2,116)

Interest expense, net	(983)	(721)	(2,013)	(2,006)

Income (loss) from continuing operations before income tax expense	(1,044)	(1,466)	1,107	(4,122)
Income tax expense	58	13	118	26
Net income (loss) from continuing operations	(1,102)	(1,479)	989	(4,148)
Gain on sale of assets related to discontinued paging operations	-	-	-	163
Income from discontinued paging operations	-	-	-	449
Loss on sale of assets related to discontinued security monitoring operations	-	(78)	-	(78)
Net income (loss) from discontinued operations	-	(78)	-	534
Net income (loss)	(1,102)	(1,557)	989	(3,614)
Participation rights of common stock purchase warrants in undistributed earnings	-	-	(105)	-
Net income (loss) applicable to common shareholders	$(1,102)	$(1,557)	$884	$(3,614)

Basic income (loss) per share applicable to common shareholders:
Continuing operations	$(0.02)	$(0.03)	$0.02	$(0.09)
Discontinued operations	-	-	-	0.01
Total	$(0.02)	$(0.03)	$0.02	$(0.08)

Diluted income (loss) per share applicable to common shareholders:
Continuing operations	$(0.02)	$(0.03)	$0.02	$(0.09)
Discontinued operations	-	-	-	0.01
Total	$(0.02)	$(0.03)	$0.02	$(0.08)

Weighted average shares outstanding:
Basic	48,814,617	48,634,505	48,692,417	48,646,417
Diluted	48,814,617	48,634,505	54,968,242	48,646,417

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	November 30,
	2007	2006
Operating Activities:
Net income (loss)	$989	$(3,614)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	804	1,162
Non-cash compensation expense	60	17
Non-cash interest expense	871	1,098
Non-cash gain on forgiveness of a trade payable obligation to AT&T	(3,824)	-
Provision for losses on accounts receivable	538	277
Provision for inventory obsolescence	15	195
Gain on disposal of assets	(17)	(107)
Amortization of unearned sale/leaseback profit	-	(71)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(972)	(1,586)
Inventories	392	(634)
Prepaid expenses and other assets	(6)	(282)
Accounts payable	(4,378)	7,095
Accrued expenses and other current liabilities	104	736
Deferred revenue	(27)	249
Net cash provided by (used in) operating activities	(5,451)	4,535

Investing Activities:
Purchases of property and equipment	(157)	(202)
Redemption of certificates of deposit	-	400
Proceeds from sale of paging operations	-	3,083
Net proceeds from sale of assets	16	14
Net cash provided by (used in) investing activities	(141)	3,295

Financing Activities:
Deferred financing costs	-	(40)
Distribution to related entity	-	(150)
Net proceeds from borrowings	678	4,572
Payments on short-term debt	(76)	-
Payments on long-term debt	(60)	(10,142)
Proceeds from stock issuance	60	-
Net cash provided by (used in) financing activities	602	(5,760)

Net increase (decrease) in cash	(4,990)	2,070
Cash at beginning of period	7,824	2,604

Cash at end of period	$2,834	$4,674
Supplemental Cash Flow Data:
Cash payments for interest	$1,143	$961
Non-Cash Transactions:
Payment of debt through capital contribution	$-	$9,782

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

Since the Annual Reports for both fiscal years ending May 31, 2007 and 2008 were filed prior to the filing of the Quarterly Report on Form 10-Q for the quarter ended November 30, 2007, the Company believes this Report should be read in conjunction with all filings covering periods subsequent to and including this quarter.

Further, the Company prepared this Quarterly Report on Form 10-Q for its quarter ended November 30, 2007 as if this Report had been completed and filed with the statutory timeframe allowed. Under the SEC’s rules, this Report would have been due to be filed by January 14, 2008. Therefore, certain transactions which were completed following January 14, 2008 are only disclosed in the subsequent, but already filed, financial reports of the Company.

Principles of Consolidation: The accompanying unaudited interim consolidated financial statements included herein as of November 30, 2007 and for each of the three and six months ended November 30, 2007 and 2006, have been prepared by the Company without an audit, pursuant to accounting principles generally accepted in the United States and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of Teletouch Communications, Inc. and our wholly-owned subsidiaries (collectively, the “Company” or “Teletouch”). Teletouch Communications, Inc. owns all of the shares of Progressive Concepts, Inc., Teletouch Licenses, Inc., a Delaware corporation (“TLI”), Visao Systems, Inc., a Delaware corporation (“Visao”) and TLL Georgia, Inc., a Delaware corporation (“TLLG”). PCI is the primary operating business of Teletouch and was acquired in August 2006 (see Note 3 “Acquisition of Progressive Concepts, Inc.” for additional information). TLI is a company formed for the express purpose of owning all of the FCC licenses utilized by Teletouch in its two-way network as well as those paging licenses that were sold in conjunction with paging business in August 2006. Visao Systems, Inc. is a company formed to develop and distribute the Company’s telemetry products. TLL Georgia, Inc. was formed for the express purpose of entering into an asset purchase agreement with Preferred Networks, Inc. in May 2004. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of financial position, results of operations and cash flows for the interim periods presented have been made. The results of operations for the three and six months ended November 30, 2007, are not necessarily indicative of the results which will be realized for the year ending May 31, 2008.

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

Financial Condition and Going Concern: The Company had a working capital deficit of approximately $22,310,000 and $24,029,000 at November 30, 2007 and May 31, 2007, respectively, and a shareholders’ deficit of approximately $16,277,000 and $17,387,000 at November 30, 2007 and May 31, 2007, respectively. The Company’s senior debt (the “Senior Debt”) payable to Fortress totaled approximately $10,715,000 and $9,878,000 at November 30, 2007 and May 31, 2007, respectively. The Senior Debt was due and payable in full on April 14, 2006. In September 2005, the Company executed amendments with its senior and subordinated debt holders under, which they agreed to waive the existing events of default and defer interest payments on the subordinated debt until after the maturity of the Senior Debt on April 14, 2006. In August 2006, prior to the acquisition by Teletouch, PCI was successful in negotiating a restructuring of its debt obligations with both its senior and subordinated lenders under which it was fully released from the balance of $9,782,000 in subordinated debt which was converted to redeemable equity at Teletouch’s parent company, TLL Partners, LLC (“TLLP”). TLLP also assumed the full balance remaining on PCI’s senior debt obligations (after a $10,000,000 cash payment to the lender by the PCI) and PCI was conditionally released from having any future payment obligations under the Senior Debt and all liens on the assets of PCI were conditionally released as long as certain terms of a Transaction Party Agreement (“TPA”) by and among PCI, Teletouch, TLLP and the senior lender, Fortress Credit Corp. (“Fortress”) were not violated (see Note 3 “Acquisition of Progressive Concepts, Inc.” for further information on the Company’s debt restructuring). The TPA provided Fortress with certain control over the ongoing operations of Teletouch and PCI as well as provided for the contingent re-instatement of the liens on PCI assets if certain conditions were not maintained by either Teletouch or PCI. A TPA was required by Fortress in order to assure that PCI or Teletouch would not take actions which in Fortress’ view could reduce the value of Fortress’ security. Under the terms of the TPA both PCI and Teletouch are bound to comply with certain negative covenants. If either PCI or Teletouch breaches the TPA or violates any of the negative covenants then Fortress can reinstate the Senior Debt at PCI to the fullest extent available under the law as if the debt restructuring had never occurred. PCI is conditionally released from having any future payment obligations under the Senior Debt as long as the terms of the TPA are not violated. However, in accordance with Statement of Financial Accounting Standard No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), PCI must be legally released from being the primary obligor under the Senior Debt in order to de-recognize this liability. Because of the existence of the TPA which allows Fortress limited control of PCI and Teletouch and a contingent ability to reinstate the debt at PCI, we believe that PCI has not been fully released from being the primary obligor under the Senior Debt as contemplated by SFAS 140 as of November 30, 2007. In addition, TLLP is a holding company with no operations with a minimal amount of cash on hand and may be dependent upon selling a sufficient number of shares it owns in Teletouch common stock or upon the cash flows of Teletouch through the receipt of future cash dividends to service its outstanding debt obligations. The Company has no current agreements with TLLP to fund cash nor does it have any current plans to declare dividends in order to allow TLLP to meet the debt obligations. Therefore, PCI and Teletouch will continue to report the senior debt obligation payable to Fortress as a liability on its balance sheet until such time as the debt is fully satisfied by TLLP or when PCI and Teletouch are released from the TPA.

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

In addition the Company’s factoring debt obligation with Thermo has been presented as a current liability on the Company’s consolidated balance sheet at November 30, 2007 and May 31, 2007, in accordance with EITF 95-22, because the factoring agreement requires a lockbox agreement under which customer payments on accounts are directed to a lockbox controlled by Thermo and because certain subjective acceleration rights are retained by Thermo under the agreement. However, the stated maturity date of the obligation is August 2009. The factoring debt obligations at November 30, 2007 and May 31, 2007, were approximately $8,960,000 and $8,352,000, respectively.

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

Certificates of Deposit-Restricted: From time to time, the Company is required to issue standby letters of credit to it suppliers to secure purchases made under the credit terms provided by these suppliers. The Company deposits funds into a certificate of deposit and instructs that bank to issue the standby letter of credit to the benefit of the supplier. All such funds are reported as restricted funds until such time as the supplier releases the letter of credit requirement. As of November 30, 2007 and May 31, 2007, the Company had $420,000 and $411,000 respectively, of cash certificates of deposit securing two standby letters of credit with its suppliers.

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

Accounts receivable are presented net of an allowance for doubtful accounts of $930,000 and $527,000 at November 30, 2007 and May 31, 2007, respectively. Based on the information available to the Company, management believes the allowance for doubtful accounts as of those periods are adequate. However, actual write-offs may exceed the recorded allowance.

Reserve for Inventory Obsolescence: Inventories are stated at the lower of cost (primarily on a moving average basis), which approximates actual cost determined on a first-in, first-out (“FIFO”) basis, or fair market value and are comprised of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors including recent sales trends, industry market conditions and economic conditions. In assessing the reserve, management also considers price protection credits the Company has received from the vendor. In addition management establishes specific valuation allowances for discontinued inventory based on its prior experience liquidating this type of inventory. Through the Company’s wholesale distribution channel, it is successful in liquidating the majority of any inventory that becomes obsolete. The Company has many different electronics suppliers, all of which provide reasonable notification of model changes, which allows the Company to minimize its level of discontinued or obsolete inventory. Inventories are stated on the Company’s consolidated balance sheet net of a reserve for obsolescence of $325,000 and $518,000 at November 30, 2007 and May 31, 2007, respectively. Actual results could differ from those estimates.

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

Provision for Income Taxes: The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences, net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods. As of November 30, 2007 and May 31, 2007, the Company has recorded a valuation allowance against the full amount of its net deferred tax assets since it does not forecast taxable income for fiscal year 2008, nor is the Company able to reasonably forecast taxable income beyond next year. The inability to foresee taxable income in future years makes it more likely than not that the Company will not realize its recorded deferred tax assets in future periods.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) an interpretation SFAS No. 109, on June 1, 2007. No material adjustment in the liability for unrecognized income tax benefits was recognized as a result of the adoption of FIN 48. At November 30, 2007 and May 31, 2007 the Company’s unrecognized income tax benefits, primarily the result of loss carryforwards, had a full valuation allowance recorded against them.

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

Discontinued Operations: Assets and liabilities expected to be sold or disposed of are presented separately on the consolidated balance sheets as assets or liabilities held for sale. When components of the Company are classified as held for sale, the results of operations of the components are presented separately as income (loss) from discontinued operations, net, for current and prior periods. See Note 4 “Discontinued Paging Operations” and Note 5 “Discontinued Security Operations” in the notes to consolidated financial statements for further discussion of our discontinued operations.

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

Stock-based Compensation: At November 30, 2007 the Company had two stock-based compensation plans for employees and nonemployee directors, which authorize the granting of various equity-based incentives including stock options and stock appreciation rights.

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

SFAS No. 123(R) requires cash flows resulting from excess tax benefits to be classified as a financing activity. Excess tax benefits are realized from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits as a result of adopting SFAS 123(R) in the three and six months ended November 30, 2007 and 2006 because the Company provided for a full valuation allowance against all accrued future tax benefits  for both years until its operations improve and the Company is able to forecast taxable income in the future sufficient to utilize its deferred tax assets.

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. For the six months ended November 30, 2006, the Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life and interest rates.  The Company did not grant options in the six months ended November 30, 2007. The Company is required to make various assumptions in the application of the Black-Scholes option pricing model. The Company has determined that the best measure of expected volatility is based on the historical daily volatility of the Company’s common stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for options issued in the six months ended November 30, 2006 was 163.1%.  The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107 with the continued use of this method extended under the provisions of Staff Accounting Bulletin No. 110. Under this formula, the expected term is equal to: ((weighted-average vesting term + original contractual term)/2). The expected term used by the Company as computed by this method for options issued in the six months ended November 30, 2006 was 6.0 years. The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for options issued in the six months ended November 30, 2006 was 4.72%. Dividend yield is zero for these options as the Company does not expect to declare any dividends on its common shares in the foreseeable future.

Options exercisable at November 30, 2007 and May 31, 2007 totaled 1,364,488 and 1,714,071, respectively.  The weighted-average exercise price per share of options exercisable at November 30, 2007 and May 31, 2007 was $0.34 and $0.35, respectively, with remaining weighted-average contractual terms of approximately 7.5 years and 8.2 years, respectively.

At November 30, 2007, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $154,000, which will be amortized over the weighted-average remaining requisite service period of 1.24 years.

Income (loss) Per Share:  Basic income (loss) per share (“EPS”) is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding.  Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding and potential shares outstanding.  During 2002, the Company issued 6,000,000 redeemable common stock purchase warrants, which remained outstanding through November 30, 2007.  These securities are considered to be “Participating Securities” under SFAS No. 128, “Earnings Per Share”(“SFAS 128”) for diluted EPS calculations. The redeemable common stock purchase warrants are considered Participating Securities because the common stock underlying these securities participates in dividends (if declared) at the same rate as the common shareholders. Because the Company reported net income for the six months ended November 30, 2007, a portion of the net income has been allocated to the participating warrants as if dividends were declared leaving net income applicable to common shareholders for the computation of basic EPS.  Due to the fact there is no contractual obligation for the security holders of the warrants to share in losses of the Company, they have not been included in the basic loss per share calculations for the quarter ended November 30, 2007 and 2006 and the six months ended November 30, 2006.

The following table provides a reconciliation of the numerators and the denominators used to calculate the basic and diluted income and loss per share as disclosed in our Consolidated Statement of Operations for the three and six months ended November 30, 2007 and 2006 (in thousands per share amounts):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$(1,102)	$(1,557)	$989	$(3,614)

Participation rights of preferred stock in undistributed earnings (see percentage calculation below)	-	-	(105)	-

Numerator for basic net income (loss) per common share - income (loss) available to common shareholders under the two-class method	$(1,102)	$(1,557)	$884	$(3,614)

Participation rights of preferred stock in undistributed earnings	-	-	105	-

Numerator for diluted net income (loss) per common share - income (loss) available to common shareholders under the two-class method	$(1,102)	$(1,557)	$989	$(3,614)

Denominator:
Denominator for basic net income (loss) per common share - weighted-average shares	48,815	48,635	48,692	48,646
Effect of dilution due to common stock purchase warrants	-	-	5,794	-
Subtotal	48,815	48,635	54,486	48,646

Percentage of undistributed earnings allocated to common stock purchase warrants	0.0%	0.0%	10.6%	0.0%

Effect of dilution due to stock options	-	-	482	-

Denominator for diluted net income (loss) per common share - adjusted weighted-average shares	48,815	48,635	54,968	48,646

Basic income (loss) per share applicable to common shareholders
Continuing operations	$(0.02)	$(0.03)	$0.02	$(0.09)
Discontinued operations	-	-	-	0.01
Total	$(0.02)	$(0.03)	$0.02	$(0.08)

Diluted income (loss) per share applicable to common shareholders:
Continuing operations	$(0.02)	$(0.03)	$0.02	$(0.09)
Discontinued operations	-	-	-	0.01
Total	$(0.02)	$(0.03)	$0.02	$(0.08)

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

Concurrent with the PCI Acquisition, PCI, Teletouch and Fortress entered into a Transaction Party Agreement (“TPA”), which provided Fortress with certain control over the ongoing operations of Teletouch and PCI as well as provided for the contingent re-instatement of the liens on PCI assets if certain conditions were not maintained by either Teletouch or PCI (see “Transaction Party Agreement” discussion included in Note 10 “Long-Term Debt” for more information). A TPA was required by Fortress in order to assure that PCI or Teletouch would not take actions which in Fortress’ view could reduce the value of Fortress’ security. Under the terms of the TPA both PCI and Teletouch are bound to comply with certain negative covenants. If either PCI or Teletouch breaches the TPA or violates any of the negative covenants then Fortress can reinstate the Senior Debt at PCI to the fullest extent available under the law as if the debt restructuring had never occurred. PCI is conditionally released from having any future payment obligations under the Senior Debt as long as the terms of the TPA are not violated. However, in accordance with SFAS 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities PCI must be legally released from being the primary obligor under the Senior Debt in order to de-recognize this liability. Because of the existence of the TPA which allows Fortress limited control of PCI and Teletouch and a contingent ability to reinstate the debt at PCI, we believe that PCI has not been fully released from being the primary obligor under the Senior Debt as contemplated by SFAS 140 as of November 30, 2007. In addition, TLLP is a holding company with no operations with a minimal amount of cash on hand and may be dependent upon selling a sufficient number of shares it owns in Teletouch common stock or upon the cash flows of Teletouch through the receipt of future cash dividends to service its outstanding debt obligations. The Company has no current agreements with TLLP to fund cash nor does it have any current plans to declare dividends in order to allow TLLP to meet the debt obligations. Therefore, the Company will continue to report the Senior Debt as a liability on its balance sheet until such time as the debt is fully satisfied by TLLP or when PCI and Teletouch are released from the TPA.

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

As part of the exchange transaction, Teletouch, Stratford and RRCG (Stratford and RRGC collectively, the “Holders”) entered into a certain Registration Rights Agreement (the “RRA”). In connection with this exchange, Teletouch agreed to grant to the Holders certain registration rights under the federal securities laws with respect to the securities received by the Holders pursuant to the foregoing arrangement. Namely, the Holders were granted piggy-back registration rights to participate in any underwritten offering and registration of Teletouch’s equity securities under the Securities Act of 1933, as amended (the “Securities Act”), including a shelf registration statement pursuant to Rule 415 under the Securities Act, through August 10, 2010. See additional discussion under “Registration Rights Agreement” in Note 14 “Shareholders’ Equity.”

NOTE 4 – DISCONTINUED PAGING OPERATIONS

At the recommendation of management, on August 19, 2005, the Board of Directors of the Company (the “Board”) approved and authorized the Company’s management to enter into an Asset Purchase Agreement (“APA”) with the Teletouch Paging, LP, a limited partnership, wholly-owned by an unrelated, private Fort Worth, Texas investment group, (the “Buyer”), to sell substantially all of the assets related to the paging business. On August 22, 2005, the Company executed the APA with Teletouch Paging, LP.

On August 14, 2006, Teletouch completed the sale of its paging business assets. Prior to closing the Company and the Buyer agreed to compute the EBITDA of the paging business through July 31, 2006 and add to that amount any subsequent collections on accounts receivable through the closing date to arrive at the total reductions to the purchase price. Further, it was agreed that the Company would have no obligation for expenses incurred related to the paging business from August 1, 2006 through the closing date. The total cash consideration of approximately $3,100,000 received by Teletouch at the closing for the acquired assets included a $1,900,000 cash payment and a $1,200,000 prepayment of the promissory note resulting in a gain of $163,000 on the sale of the paging business.

Summary results for the paging business are reflected as discontinued operations in the accompanying consolidated statements of operations for the three and six months ended November 30, 2007 and 2006 are as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2007	2006	2007	2006

Gross Revenue	$-	$-	$-	$2,230

Income from discontinued paging operations	$-	$-	$-	$449
Gain on sale of assets related to discontinued paging operations	-	-	-	163

Net income from discontinued paging operations	$-	$-	$-	$612

NOTE 5 – DISCONTINUED SECURITY MONITORING OPERATIONS

On September 21, 2005, the Company sold substantially all of its security monitoring operations. During the quarter ended November 30, 2007, the Company recorded a post-closing adjustment on the sale of the assets of the security monitoring operations which resulted in a $78,000 loss. Accordingly, the operating results of the security monitoring business are reflected as discontinued operations in our consolidated statements of operations for the three and six months ended November 30, 2006.

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

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2007	2006	2007	2006

Gross service, rent and maintenance billings	$16,386	$15,793	$32,930	$31,475
Less: Direct costs paid to AT&T	(9,103)	(8,831)	(18,190)	(17,668)
Net service, rent and maintenance revenue	$7,283	$6,962	$14,740	$13,807

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

The Settlement also contained other provisions customary for agreements of this nature.

NOTE 7 – INVENTORY

The following table reflects the components of inventory (in thousands):

	November 30, 2007			May 31, 2007
	Cost	Reserve	Net Value	Cost	Reserve	Net Value
Phones and related accessories	$1,223	$-	$1,223	$1,308	$-	$1,308
Automotive products	706	-	706	1,389	-	1,389
Satellite products	46	-	46	98	-	98
Two-way products	432	-	432	352	-	352
Other	369	(232)	137	229	(111)	118
Total inventory and reserves	$2,776	$(232)	$2,544	$3,376	$(111)	$3,265

General obsolescence reserve	-	(93)	(93)	-	(407)	(407)
Total inventory and reserves	$2,776	$(325)	$2,451	$3,376	$(518)	$2,858

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	November 30, 2007	May 31, 2007

Land	$774	$774
Buildings and leasehold improvements	3,217	3,217
Two-way network infrastructure	1,066	3,321
Office and computer equipment	3,271	850
Signs and displays	1,737	1,826
Other	399	440
	$10,464	$10,428
Accumulated depreciation	(7,056)	(6,807)
	$3,408	$3,621

Depreciation expense was approximately $166,000 and $258,000 for the three months ended November 30, 2007 and 2006, respectively and $363,000 and $535,000 for the six months ended November 30, 2007 and 2006, respectively.

Property, plant and equipment are recorded at cost.  Depreciation is computed using the straight-line method.  The following table contains the property, plant and equipment by estimated useful life, net of accumulated depreciation as of November 30, 2007 (in thousands):

	Less than	3 to 4	5 to 9	10 to 14	15 to 19	20 years	Total Net
	3 years	years	years	years	years	and greater	Value
Land	$-	$-	$-	$-	$-	$774	$774
Buildings and leasehold improvements	162	38	199	-	1	1,238	1,638
Two-way network infrastructure	113	20	285	3	-	-	421
Office and computer equipment	149	150	3	-	-	-	302
Signs & displays	74	69	3	-	-	-	146
Other	91	36	-	-	-	-	127
	$589	$313	$490	$3	$1	$2,012	$3,408

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible Assets with Indefinite Lives:  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company performs an annual impairment test of goodwill as well as evaluates this goodwill for recoverability upon any significant change in the business. There were no changes in the carrying amount of intangible assets with indefinite lives for the three and six months ended November 30, 2007.

The reported goodwill of the Company at November 30, 2007 and May 31, 2007 relates entirely to the two-way radio segment and was recorded in conjunction with the acquisition of the assets of Delta Communications and Electronics, Inc. which was completed in January 2004.  The Company evaluates the recoverability of this goodwill at least once annually on March 1st of each year.  There have been no changes in the two-way radio segment during the current quarter that would indicate to the Company that the carrying value of its goodwill may have been impaired during the period.

Intangible Assets with Definite Lives:  The following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	November 30, 2007			May 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

AT&T distribution agreements and subscriber bases	$10,258	$(5,153)	$5,105	$10,257	$(4,764)	$5,493
FCC licenses	104	(44)	60	104	(39)	65
PCI marketing list	1,235	(1,235)	-	1,235	(1,235)	-
Loan origination fees	328	(59)	269	328	(20)	308
Non-compete agreements	95	(73)	22	95	(63)	32
Internally-developed software	170	(170)	-	170	(170)	-

Balance at November 30, 2007 and May 31, 2007	$12,190	$(6,734)	$5,456	$12,189	$(6,291)	$5,898

Amortization is computed using the straight-line method based on the following estimated useful lives:

AT&T distribution agreements and subscriber bases	1-13 years
FCC licenses	9 years
Loan origination fees	2-5 years
Non-competition agreements	5 years
Internally-developed software	3 years

Total amortization expense for the three months ended November 30, 2007 and 2006 was approximately $221,000 and $213,000, respectively and $441,000 and $434,000 for the six months ended November 30, 2007 and 2006, respectively.

NOTE 10 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of (in thousands):

	November 30,	May 31,
	2007	2007

Accrued payroll and other personnel expense	$1,636	$1,528
Accrued state and local taxes	925	766
Unvouchered accounts payable	2,019	1,977
Customer deposits payable	672	640
Accrued AT&T roamer charges	-	3,790
Other	449	686
Total	$5,701	$9,387

NOTE 11 – LONG-TERM DEBT

Long-term debt at November 30, 2007 and May 31, 2007 consists of the following (in thousands):

	November 30,	May 31,
	2007	2007
Senior debt	$10,715	$9,878
Vehicle notes	25	48
United Commercial Bank debt	2,609	2,650
Jardine Capital Corporation bank debt	647	650
Thermo factoring debt	8,960	8,352
Total long-term debt	22,956	21,578
Less: Current portion	(19,782)	(18,358)
Long-term debt, net	$3,174	$3,220

Current portion of long-term debt at November 30, 2007 and May 31, 2007 consists of the following (in thousands):

	November 30,	May 31,
	2007	2007
Senior debt	$10,715	$9,878
Vehicle notes	22	36
United Commercial Bank debt	78	85
Jardine Capital Corporation bank debt	7	7
Thermo factoring debt	8,960	8,352
Total current portion of long-term debt	$19,782	$18,358

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

As November 30, 2007, TLLP is unable to repay the Senior Debt obligations that came due on August 15, 2007 but was successful in negotiating extensions through February 15, 2008. The Company was able to extend the maturity date of the obligation on behalf of TLLP through December 11, 2007, by paying Fortress extension fees of approximately $206,000 during the six months ended November 30, 2007.

Current Presentation of Senior Debt: Concurrent with the PCI Acquisition, PCI, Teletouch and Fortress entered into a Transaction Party Agreement (“TPA”), which provided Fortress with certain control over the ongoing operations of Teletouch and PCI as well as provided for the contingent re-instatement of the liens on PCI assets if certain conditions were not maintained by either Teletouch or PCI (see “Transaction Party Agreement” discussion below for more information). A TPA was required by Fortress in order to assure that PCI or Teletouch would not take actions which in Fortress’ view could reduce the value of Fortress’ security. Under the terms of the TPA both PCI and Teletouch are bound to comply with certain negative covenants. If either PCI or Teletouch breaches the TPA or violates any of the negative covenants then Fortress can reinstate the Senior Debt at PCI to the fullest extent available under the law as if the debt restructuring had never occurred. PCI is conditionally released from having any future payment obligations under the Senior Debt as long as the terms of the TPA are not violated. However, in accordance with SFAS 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities PCI must be legally released from being the primary obligor under the Senior Debt in order to de-recognize this liability. Because of the existence of the TPA which allows Fortress limited control of PCI and Teletouch and a contingent ability to reinstate the debt at PCI, we believe that PCI has not been fully released from being the primary obligor under the Senior Debt as contemplated by SFAS 140 as of November 30, 2007. In addition, Teletouch’s parent, TLLP, assumed the Senior Debt from PCI in August 2006 and is a holding company with no operations with a minimal amount of cash on hand and may be dependent upon selling a sufficient number of shares it owns in Teletouch common stock or upon the cash flows of Teletouch through the receipt of future cash dividends to service its outstanding debt obligations. The Company has no current agreements with TLLP to fund cash nor does it have any current plans to declare dividends in order to allow TLLP to meet the debt obligations. Therefore, PCI and Teletouch will continue to report the senior debt obligation payable to Fortress as a liability on their balance sheet until such time as the debt is fully satisfied by TLLP or when PCI and Teletouch are released from the TPA.

NOTE 12 - INCOME TAXES

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

Significant components of the Company’s deferred taxes are as follows (in thousands):

	November 30, 2007	May 31, 2007

Deferred Tax Assets:
Current deferred tax assets:
Accrued liabilities	$484	$296
Deferred revenue	35	20
Inventories	112	184
Bad debt reserve	311	174
	942	674
Valuation allowance	(925)	(674)
Current deferred tax assets, net of valuation allowance	17	-

Non-current deferred tax assets:
Net operating loss	9,558	10,154
Intangible assets	152	105
Fixed assets	312	192
Licenses	22	24
Other	2	2
	10,046	10,477
Valuation allowance	(9,916)	(10,477)
Non-current deferred tax assets, net of valuation allowance	130	-

Deferred Tax Liabilities:
Current deferred tax liabilities:
Other	17	-

Non-current deferred tax liabilities:
Intangible assets	26	-
Fixed assets	104	-
	130	-

Net Current Deferred Tax Asset	$-	$-

Net Non-Current Deferred Tax Asset	$-	$-

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

	Twelve Months Ending November 30,
	Total	2008	2009	2010	2011	Thereafter

Operating leases	$2,861	$1,196	$668	$432	$242	$323

Teletouch is party to various legal proceedings arising in the ordinary course of business. The Company believes there is no proceeding, either threatened or pending, against it that will result in a material adverse effect on its results of operations or financial condition.

NOTE 14 – SHAREHOLDERS’ EQUITY

Common Stock Purchase Warrants: In November 2002, the Company issued 6,000,000 redeemable common stock purchase warrants as part of a debt restructuring transaction completed in fiscal year 2003 (the “GM Warrants”).  At November 30, 2007 and May 31, 2007, the Company had 6,000,000 GM Warrants issued and outstanding. The GM Warrants were exercisable beginning in December of 2005 and terminating in December of 2010.  In December of 2007 or earlier upon specific events, the holder of the GM Warrants may require the Company to redeem the warrants at $0.50 per warrant.  Because of this mandatory redemption feature, the Company initially recorded the estimated fair value of the GM Warrants as a long-term liability on its consolidated balance sheet and adjusted the amount to reflect changes in the fair value of the warrants, including accretion in value due to the passage of time, with such changes charged or credited to interest expense through the exercise date of the warrants.  There have been no changes in the fair value of the warrants in the three and six months ended November 30, 2007.

At November 30, 2007 and May 31, 2007, the market value of the 6,000,000 redeemable common stock warrants was approximately $1,300,000 and $2,300,000, respectively based on the market closing price of Teletouch’s stock of $0.22 and $0.38 per share as of those dates respectively; therefore, the redemption value of $3,000,000 more closely approximates the fair value of the GM Warrants at November 30, 2007 and May 31, 2007. As of November 30, 2007 and May 31, 2007, $3,000,000 is recorded as a current liability on the Company’s consolidated balance sheet related to these obligations. Due to certain conflicting dates in the May 17, 2002 restructuring agreement that provided for the redeemable warrants and the actual warrant agreements issued to the GM Warrant holders in December 2002, the warrants could have become exercisable on the fifth anniversary of the restructuring agreement, which would have caused these warrants to become fully exercisable on May 17, 2007. Due to this possibility, the Company has recorded the full $3,000,000 liability as of November 30, 2007 and May 31, 2007.

In December, 2007, the 12 holders of the collective 6,000,000 outstanding GM Warrants (collectively, the “GM Warrant Holders”) sent notices to the Company to redeem the warrants. The Company is currently in negotiations with the GM Warrant Holders related to a new payment arrangement.

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

NOTE 15 - STOCK OPTIONS

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

As of November 30, 2007, approximately 30,659 Non-Qualified Options and 52,000 Incentive Options are outstanding under the 1994 Plan, and approximately 132,664 Non-Qualified Options and 1,798,750 Incentive Options are outstanding under the 2002 Plan.

A summary of option activity for the six months ended November 30, 2007 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at June 1, 2007	2,749,905	$0.33	8.66	$307,951
Six months ended November 30, 2007
Granted	-	-	-
Exercised	(500,000)	0.12	-
Forfeited	(235,832)	0.79	-
Outstanding at November 30, 2007	2,014,073	0.33	8.01	$49,275

Options exercisable at November 30, 2007	1,364,488	$0.34	7.55	$32,983

The following table summarizes the status of the Company’s non-vested stock options since June 1, 2007:

	Non-vested Options
		Weighted-
	Number of	Average Fair
	Shares	Value
Non-vested at June 1, 2007	1,035,834	$0.29
Granted	-	-
Vested	(386,249)	0.26
Forfeited	-	-
Non-vested at November 30, 2007	649,585	$0.30

Upon adoption of SFAS 123(R) on June 1, 2006, the Company began estimating the value of employee stock options on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial disclosure in accordance with SFAS 123. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The Company has elected to estimate the expected life of an award based on the SEC approved “simplified method”. The Company calculated its expected volatility assumption required in the Black-Scholes model based on the historical volatility of its stock.  The Company recorded approximately $30,000 and $17,000 in stock based compensation expense in the consolidated financial statements for the three months ended November 30, 2007 and 2006, respectively. The Company recorded approximately $60,000 and $17,000 in stock based compensation expense in the consolidated financial statements for the six months ended November 30, 2007 and 2006, respectively.

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

The Company entered into certain related party transactions during the three and six months ended November 30, 2007 and 2006 with PCCI and TLLP, both companies controlled by Robert McMurrey, Chairman and Chief Executive Officer of Teletouch, as follows:

In June 2006, the Company loaned $250,000 to PCCI for the purpose of allowing PCCI to enter into an option agreement with Air-bank, Inc., a non-affiliated prepaid cellular technology company (“Air-bank”).  The $250,000 was to be used to secure a management and option agreement with Air-bank providing PCCI the option to acquire up to 55% interest in Air-bank.  As of November 30, 2007, the loan balance remains at $250,000 with no interest accruing and continues to be the largest amount the Company has loaned to PCCI to date.  The Company also provided certain leased office space to Air-bank beginning in June 2006 and continuing through November 30, 2007.  The Company receives less than $1,000 per month from Air-bank related to the leased office space.

In August 2006, TLLP paid certain legal fees on behalf of the Company related to the debt restructuring and the reorganization of its commonly controlled companies.  The Company recorded this $63,000 expense in the three months ended August 31, 2006.  As of November 30, 2007, $63,000 remains payable to TLLP by the Company.

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

The two-way business segment includes radio services provided on the Company’s Logic Trunked Radio (“LTR”) system and the related radio equipment sales as well as radio equipment sales to customers operating their own two-way radio system.  Safety and emergency response vehicle products are also included in the two-way business segment.

Corporate overhead is reported separate from the Company’s identified segments and this indirect cost is not allocated to the operating segments. The Corporate overhead costs include expenses from the Company’s cost centers for accounting, information technology, human resources, marketing and executive management.

The following tables summarize the Company’s operating financial information by each segment for the three and six months ended November 30, 2007 and 2006 (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2007	2006	2007	2006
Operating revenues:
Service, rent and maintenance revenue
Cellular	$6,731	$6,240	$13,574	$12,428
Two-way	438	462	884	940
Other	114	260	282	439
Total	7,283	6,962	14,740	13,807

Product sales revenue
Cellular	1,736	2,188	3,890	4,639
Wholesale	2,959	3,157	7,060	6,601
Two-way	739	934	1,282	1,727
Other	477	556	1,127	1,367
Total	5,911	6,835	13,359	14,334

Operating Revenue
Cellular	8,467	8,428	17,464	17,067
Wholesale	2,959	3,157	7,060	6,601
Two-way	1,177	1,396	2,166	2,667
Other	591	816	1,409	1,806
Total	13,194	13,797	28,099	28,141

Operating expenses:
Cost of service, rent and maintenance
(exclusive of depreciation and amortization included below)
Cellular	2,227	2,461	4,547	5,184
Two-way	449	545	980	1,116
Other	84	265	189	526
Total	2,760	3,271	5,716	6,826

Cost of products sold
Cellular	1,653	2,087	3,762	4,540
Wholesale	2,649	2,751	6,238	5,794
Two-way	522	663	892	1,214
Other	377	277	823	708
Total	5,201	5,778	11,715	12,256

Selling and general and administrative
Cellular	1,506	1,769	3,501	3,576
Wholesale	357	350	801	739
Two-way	127	164	239	331
Corporate	2,711	2,427	5,587	4,939
Other	207	307	457	607
Total	4,908	5,017	10,585	10,192

Depreciation and amortization
Two-way	61	70	121	122
Corporate	326	401	683	847
Total	387	471	804	969

Gain on forgiveness of trade payable obligation to AT&T
Corporate	-	-	(3,824)	-

Gain (loss) on disposal of assets
Corporate	(1)	5	(17)	14
Total Operating expenses	13,255	14,542	24,979	30,257

Operating income (loss) from continuing operations
Cellular	3,081	2,111	5,654	3,767
Wholesale	(47)	56	21	68
Two-way	18	(46)	(66)	(116)
Corporate	(3,036)	(2,833)	(2,429)	(5,800)
Other	(77)	(33)	(60)	(35)
Total	(61)	(745)	3,120	(2,116)

Interest Expense, Net
Two-way	(2)	(8)	(1)	(12)
Corporate	(981)	(713)	(2,012)	(1,994)
Total	(983)	(721)	(2,013)	(2,006)

Income (loss) from continuing operations before income tax expense	(1,044)	(1,466)	1,107	(4,122)

Income tax expense
Corporate	58	13	118	26

Net income (loss) from continuing operations	(1,102)	(1,479)	989	(4,148)
Gain on sale of assets related to discontinued paging operations	-	-	-	163
Income from discontinued paging operations	-	-	-	449
Loss on sale of assets related to discontinued security monitoring operaitons	-	(78)	-	(78)
Net income (loss) from discontinued opeations	-	(78)	-	534
Net income (loss)	(1,102)	(1,557)	989	(3,614)
Participation rights of common stock purchase warrants in undistributed earnings	-	-	(105)	-
Net income (loss) applicable to common shareholders	$(1,102)	$(1,557)	$884	$(3,614)

The Company identifies its assets by segment. Significant assets of the Company’s corporate offices include cash, property and equipment and loan origination costs.  The Company’s assets by segment as of November 30, 2007 and May 31, 2007 are as follows:

	November 30, 2007				May 31, 2007
	Total Assets	Property and Equipment, net	Goodwill, net	Intangible Assets, net	Total Assets	Property and Equipment, net	Goodwill, net	Intangible Assets, net

Segment
Cellular	$15,985	$414	$-	$5,079	$15,807	$553	$-	$5,456
Two-way	1,995	584	343	108	1,937	637	343	134
Wholesale	2,079	20	-	-	2,885	1	-	-
Corporate	6,379	2,361	-	269	11,242	2,376	-	308
Other	261	29	-	-	431	54	-	-
Totals	$26,699	$3,408	$343	$5,456	$32,302	$3,621	$343	$5,898

During the three and six months ended November 30, 2007 and 2006, the Company did not have a single customer that represented more than 10% of total segment revenues.

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

2008 Business Strategy

Most of the efforts in fiscal year 2008 will continue to focus on the integration issues related to the acquisition of PCI as well as securing financing to complete one or more acquisitions to provide revenue growth for the Company. PCI had historically been a privately held company which presented challenges of migrating the systems and processes of PCI to those required of a public company. During the remainder of fiscal year 2008, the management team will work on implementing a series of basic internal controls and processes along with authorization levels, which were lacking while PCI was a privately held company. Beginning with the year ending May 31, 2008, the Company’s management will be required to internally assess and report on its internal controls over financial reporting under the rules of Section 404 of the Sarbanes-Oxley Act of 2002.

Another equally as important focus at PCI is improving profitability. PCI has generated net losses in several of its recent years, and our focus is on implementing cost control initiatives at PCI while seeking additional opportunities to grow revenues. The Company continues to evaluate new electronic products to introduce in its retail and website outlets that could be marketed to its existing customer base. PCI’s 82,000 cellular subscribers are comprised of individuals and businesses of higher than average credit worthiness due to PCI’s stringent credit standards.

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

The majority of the Company’s product sales is generated by PCI’s wholesale operations and is comprised of cellular telephones, cellular accessories and 12 volt mobile electronics, which are sold to smaller dealers and carriers throughout the United States.  Within the cellular operations of the Company, product sales are comprised primarily of cellular telephones and accessories sold through PCI’s retail stores, outside salespeople and agents to generate recurring cellular subscription revenues. Two-way radio operations’ products are comprised of radios and service parts for radio communication systems as well as safety and emergency response vehicle products.

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

Service, Rent and Maintenance Revenue for the Three and Six Months Ended November 30, 2007 and 2006

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

(dollars in thousands)	November 30,		2007 vs 2006
	2007	2006	$ Change	% Change

Three Months Ended
Service, rent, and maintenance revenue
Cellular operations
Gross cellular subscription billings	$15,801	$14,836	$965	7%
Net revenue adjustment (revenue share due AT&T)	(9,103)	(8,831)	(272)	3%
Net revenue reported from cellular subscription billings	6,698	6,005	693	12%
Other service revenue	33	235	(202)	-86%
Cellular operations total service revenues:	6,731	6,240	491	8%

Two-way radio operations	438	462	(24)	-5%
Other operations	114	260	(146)	-56%

Service, rent, and maintenance revenue	$7,283	$6,962	$321	5%

Six Months Ended
Service, rent, and maintenance revenue
Cellular operations
Gross cellular subscription billings	$31,605	$29,640	$1,965	7%
Net revenue adjustment (revenue share due AT&T)	(18,190)	(17,668)	(522)	3%
Net revenue reported from cellular subscription billings	13,415	11,972	1,443	12%
Other service revenue	159	456	(297)	-65%
Cellular operations total service revenues:	13,574	12,428	1,146	9%

Two-way radio operations	884	940	(56)	-6%
Other operations	282	439	(157)	-36%

Service, rent, and maintenance revenue	$14,740	$13,807	$933	7%

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

Service, Rent and Maintenance Revenue Discussion for the Three and Six Months Ended November 30, 2007 and 2006

The increase in the Company’s cellular operation’s gross cellular subscription billings for the three and six months ended November 30, 2007 compared to three and six months ended November 30, 2006 resulted primarily from an increase in wireless data charges.  The Company’s customers continued the trend of purchasing phones with internet capabilities resulting in an increase of data charges of approximately $804,000 and $1,504,000 for the three and six months ended November 30, 2007, respectively compared to the three and six months ended November 30, 2006.  In addition the Company recorded an increase in customer feature revenue due to a rate increase on the phone insurance program.  The increase in revenues are partially offset by a decrease in access charges due to a declining subscriber base.  The Company had 82,000 subscribers as of November 30, 2007 compared to 83,000 subscribers as of November 30, 2006.

The decrease in other service revenues from the Company’s cellular operations for the three and six months ended November 30, 2007 compared to the same periods in fiscal year 2007 is primarily related to a decrease in commission and residual revenue earned from a decrease in DISH and DIRECTV satellite installations.

The decline in service, rent and maintenance revenue from the Company’s two-way radio operations for the three and six months ended November 30, 2007 compared to the three and six months ended November 30, 2006 is primarily due to a decrease in service revenues generated from the Company’s telemetry business.  In fiscal year 2007, the Company decided not to actively support expanding the telemetry operations due to market competition and product development costs. Subsequently, the service revenues from these operations have decreased from a continued decline in the number of telemetry subscribers.

The decrease in service, rent and maintenance revenue related to the Company’s other operations for the three and six months ended November 30, 2007 compared to the same periods from the prior fiscal year is partially related to a declining subscriber base for local and long distance phone services.  The Company discontinued offering these services to its new customers and as a result service revenues related to local and long distance phone services declined by approximately $24,000 and $47,000 for the three and six months ended November 30, 2007, respectively compared to the same periods in fiscal year 2007.  A portion of the  decrease is attributable to the elimination of  PCI’s answering service operations in fiscal year 2007 and the sale of PCI’s paging business in the first quarter of fiscal year 2008.  The decrease in revenues related these ancillary businesses for the three and six months ended November 30, 2007 compared to the same periods in fiscal year 2007 was approximately $56,000 and $66,000, respectively.  In addition there was a decrease in installation revenues from the Company’s car dealer expediter business due to a lower demand for aftermarket automotive audio equipment and accessories.

Cost of Service, Rent and Maintenance for the Three and Six Months Ended November 30, 2007 and 2006

Cost of service, rent and maintenance expense consist of the following significant components:

(dollars in thousands)	November 30,		2007 vs 2006
	2007	2006	Change	% Change

Three Months Ended
Cost of service, rent and maintenance
Cellular operations	$2,227	$2,461	$(234)	-10%
Two-way operations	449	545	(96)	-18%
Other operations	84	265	(181)	-68%

Total cost of service, rent and maintenance	$2,760	$3,271	$(511)	-16%

Six Months Ended
Cost of service, rent and maintenance
Cellular operations	$4,547	$5,184	$(637)	-12%
Two-way operations	980	1,116	(136)	-12%
Other operations	189	526	(337)	-64%

Total cost of service, rent and maintenance	$5,716	$6,826	$(1,110)	-16%

Cost of Service, Rent and Maintenance Discussion for the Three and Six Months Ended November 30, 2007 and 2006

The decrease in cost of service, rent and maintenance related to the Company’s cellular operations for the three and six months ended November 30, 2007 compared to the same periods in the prior fiscal year is primarily related to a reduction in salary and personnel costs due to layoffs from the restructuring of the Company’s business units in August 2007 and the reduction in intracompany roaming charges assessed by AT&T due to the Settlement and Release Agreement the Company negotiated with AT&T in June 2007 (see Note 6 – “Relationship with Cellular Carrier” for further information).  The salary and personnel costs and the intracompany roaming charges decreased by approximately $206,000 and $413,000 in the six months ended November 30, 2007, respectively compared to the six months ended November 30, 2006.

The decrease in cost of service, rent and maintenance related to the Company’s two-way operations for the three and six months ended November 30, 2007 compared to the three and six months ended November 30, 2006 is primarily due to the decrease in expenses related to the Company’s telemetry business.  In fiscal year 2007, the Company decided not to actively support expanding the telemetry operations due to market competition and product development costs. Subsequently, the service costs from these operations have decreased from a continued decline in the number of telemetry subscribers

The decrease in cost of service, rent and maintenance from the Company’s other operations for the three and six months ended November 30, 2007 compared to the three and six months ended November 30, 2006 is attributable to a decrease in costs related to PCI’s answering service operations and paging business.   Answering service costs decreased by approximately $88,000 and $196,000 for the three and six months ended November 30, 2007, respectively compared to the same periods in the prior fiscal year.  PCI’s paging business costs decreased by approximately $35,000 and $63,000 for the three and six months ended November 30, 2007, respectively compared to the same periods in the prior fiscal year.  After the acquisition of PCI in August 2006, the Company determined these ancillary businesses were no longer viable and were subsequently eliminated by the end of the first quarter of fiscal year 2008.

Sales Revenue and Cost of Products Sold for the Three and Six Months ended November 30, 2007 and 2006

(dollars in thousands)	November 30,		2007 vs 2006
	2007	2006	$ Change	% Change

Three Months Ended
Product Sales Revenue
Cellular	$1,736	$2,188	$(452)	-21%
Wholesale	2,959	3,157	(198)	-6%
Two-Way	739	934	(195)	-21%
Other	477	556	(79)	-14%
Total product sales revenue	$5,911	$6,835	$(924)	-14%

Cost of products sold
Cellular	1,653	2,087	(434)	-21%
Wholesale	2,649	2,751	(102)	-4%
Two-Way	522	663	(141)	-21%
Other	377	277	100	36%
Cost of products sold	$5,201	$5,778	$(577)	-10%

Six Months Ended
Product Sales Revenue
Cellular	$3,890	$4,639	$(749)	-16%
Wholesale	7,060	6,601	459	7%
Two-Way	1,282	1,727	(445)	-26%
Other	1,127	1,367	(240)	-18%
Total product sales revenue	$13,359	$14,334	$(975)	-7%

Cost of products sold
Cellular	3,762	4,540	(778)	-17%
Wholesale	6,238	5,794	444	8%
Two-Way	892	1,214	(322)	-27%
Other	823	708	115	16%
Cost of products sold	$11,715	$12,256	$(541)	-4%

Sales Revenue and Cost of Products Sold Discussion for the Three and Six Months Ended November 30, 2007 and 2006

Product sales revenue:  The decrease in product sales from the Company’s cellular operations for the three and six months ended November 30, 2007 compared to three and six months ended November 30, 2006 is primarily due to a decline in the average selling price of cellular handsets and corresponding cellular accessory sales.  Cellular activations decreased by approximately 8% and 6% for the three and six months ended November 30, 2007, respectively compared to the same periods in the prior fiscal year.  In addition, car audio equipment sales from the cellular operations decreased by approximately 40% in the six months ended November 30, 2007 compared to the six months ended November 30, 2006 which contributed to the overall decrease in cellular product sales period over period.

The decrease in product sales related to the Company’s two-way radio operations is partially attributable to fewer radio communication system upgrades for municipalities because of decreased federal grant funding. Two-way radio and parts sales decreased by approximately $333,000 and $533,000 for the three and six months ended November 30, 2007, respectively compared to the same period in the prior fiscal year.   In addition, sales related to telemetry equipment decreased by approximately $14,000 and $72,000 for the three and six months ended November 30, 2007, respectively compared to the three and six months ended November 30, 2006.   The decrease in sales was partially offset by an increase in sales related to emergency vehicle products (“EVP”). Sales related to the Company’s EVP business increased by approximately $152,000 and $192,000 for the three and six months ended November 30, 2007, respectively compared to the three and six months ended November 30, 2006. The Company established the EVP business in the later part of fiscal year 2007 so there were no similar occurring revenue transactions in the three and six months ended November 30, 2006.

The decrease in product sales from the Company’s other operations for the three and six months ended November 30, 2007 compared to the same periods in the prior fiscal year is primarily related to decrease in sales from the car dealer expediter business due to a decreased demand for aftermarket automotive audio and video products. Sales from the Company’s car dealer expediter business decreased by approximately $87,000 and $204,000 for the three and six months ended November 30, 2007, respectively compared to the same periods in the prior fiscal year.

Cost of products sold:  The decrease in cost of products sold is due primarily to the overall decrease in the Company’s product sales revenues for the three and six months ended November 30, 2007 compared to the three and six months ended November 30, 2006.   The reduction in costs was slightly less than the reduction in sales due to lower profit margins earned on the sale of cellular handsets and accessories from the Company’s cellular operations along with lower margins from the Company’s wholesale and car dealer expediter business.

Selling and General and Administrative Expenses for the Three and Six Months ended November 30, 2007 and 2006

Selling and general and administrative expenses consist of the following significant components:

(dollars in thousands)	November 30,		2007 vs 2006
	2007	2006	$ Change	% Change

Three Months Ended
Selling and general and administrative
Salaries and other personnel expenses	$3,122	$2,951	$171	6%
Office expense	527	528	(1)	0%
Advertising expense	346	318	28	9%
Professional fees	271	821	(550)	-67%
Taxes and licenses fees	49	69	(20)	-29%
Stock-based compensation expense	30	17	13	76%
Other expenses	563	313	250	80%

Total selling and general and administrative	$4,908	$5,017	$(109)	-2%

Six Months Ended
Selling and general and administrative
Salaries and other personnel expenses	$6,932	$5,898	$1,034	18%
Office expense	1,034	1,005	29	3%
Advertising expense	674	543	131	24%
Professional fees	632	1,770	(1,138)	-64%
Taxes and licenses fees	93	116	(23)	-20%
Stock-based compensation expense	60	17	43	253%
Other expenses	1,160	843	317	38%

Total selling and general and administrative	$10,585	$10,192	$393	4%

Selling and General and Administrative Expenses Discussion for the Three and Six Months Ended November 30, 2007 and 2006

The increase in salaries and other personnel expenses for the three and six months ended November 30, 2007 compared the same periods in the prior fiscal year is primarily attributable to the restructure of the Company’s business units in August 2007.  Due to the restructure, the Company reclassified certain personnel to the selling, general and administrative category as well as recording an increase in severance expenses of approximately $319,000 in the six months ended November 30, 2007 compared to the same period in the prior fiscal year.  In addition, the Company entered into a computer service contract with a group of IT contractors in the later part of fiscal year 2007 which contributed to the increase in personnel expenses of approximately $90,000 and $205,000 for the three and six months ended November 30, 2007, respectively.

The increase in advertising expense for the three and six months ended November 30, 2007 compared to the three and six months ended November 30, 2006 is a result of the Company aggressively advertising through print media including newspaper advertising and the use of promotional flyers with customer billing.

The decrease in professional fees for the three and six months ended November 30, 2007 compared to the three and six months ended November 30, 2006  is due to legal costs related to PCI’s debt restructure and the acquisition of PCI in the first quarter of fiscal year 2007.  There were no similar occurring expenses recorded in the six months ended November 30, 2007.

The increase in stock-based compensation expense for the three and six months ended November 30, 2007 compared to the three and six months ended November 30, 2006 is due to the Company issuing stock options to the Company’s executive management and directors in the third and fourth quarter of fiscal year 2007 with the compensation expense being recognized ratably over the vesting period of the options.  The quarter ended August 31, 2006 had no similar stock compensation expenses compared to the quarter ended August 31, 2007.

The increase in other expenses for the three and six months ended November 30, 2007 compared to the three and six months ended November 30, 2006  is primarily due to fees paid to extend the maturity date of PCI’s Senior Debt with Fortress of approximately $206,000.  In addition the Company experienced an increase in data processing and computer related costs of approximately $59,000 in the first six months of fiscal year 2008 compared to the first six months of fiscal year 2007.

Other Operating Expenses for the Three and Six Months Ended November 30, 2007 and 2006

(dollars in thousands)
	November 30,		2007 vs 2006
	2007	2006	$ Change	% Change

Three Months Ended
Other Operating Expenses
Depreciation and amortization:
Depreciation	$166	$258	$(92)	-36%
Amortization	221	213	8	4%
Total depreciation and amortization	387	471	(84)	-18%
Loss (gain) on disposal of assets	(1)	5	(6)	120%

Total other operating expenses	$386	$476	$(90)	-19%

Six Months Ended
Other Operating Expenses
Depreciation and amortization:
Depreciation	$363	$535	$(172)	-32%
Amortization	441	434	7	2%
Total depreciation and amortization	804	969	(165)	-17%
Gain on forgiveness of trade payable obligation to AT&T	(3,824)	-	(3,824)	100%
Loss (gain) on disposal of assets	(17)	14	(31)	221%

Total other operating expenses (income)	$(3,037)	$983	$(4,020)	-409%

The decrease in depreciation for the three and six months ended November 30, 2007 is attributable to the Company’s minimal purchases of fixed assets for its corporate offices and retail locations as well as a reduction in capital expenditures related to the two-way network infrastructure.  In addition, the age of certain existing capital assets also contributed to the decrease in depreciation as these assets became fully depreciated year over year. The slight increase in amortization expense for the three and six months ended November 30, 2007 is due to loan origination fees related to loans the Company executed in May 2007 to refinance the office building in Fort Worth, TX.

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

Loss (gain) on disposal of assets:  The Company recognized a gain on the disposal of assets in the six months ended November 30, 2007 due to the sale of discontinued video and sound displays which were once located in the Hawk Electronics retail stores.  No similar transactions occurred in the six months ended November 30, 2006.

Interest Expense, Net of Interest Income for the Three and Six Months Ended November 30, 2007 and 2006

(dollars in thousands)	Three Months Ended November 30,		2007 vs 2006
	2007	2006	$ Change	% Change
Interest expense (income)
Senior debt	$427	$375	$52	14%
Common stock purchase warrants	-	120	(120)	100%
Thermo factoring debt	486	207	279	135%
Mortgage debt	78	13	65	500%
Other	(8)	6	(14)	-233%

Total interest expense, net	$983	$721	$262	36%

	Six Months Ended November 30,		2007 vs 2006
	2007	2006	$ Change	% Change
Interest expense (income)
Senior debt	$837	$1,062	$(225)	-21%
Subordinated debt	-	306	(306)	-100%
Common stock purchase warrants	-	234	(234)	100%
Thermo factoring debt	1,025	380	645	170%
Thermo revolving credit facility	-	-	-	100%
Mortgage debt	156	15	141	940%
Other	(5)	9	(14)	-156%

Total interest expense, net	$2,013	$2,006	$7	0%

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

In order raise sufficient cash to make the $10,000,000 payment to Fortress, PCI entered into a new factoring facility with Thermo secured by PCI’s accounts receivable, which provided approximately up to $10,000,000 of available advances against PCI’s accounts receivable (the “Thermo Factoring Debt”).  On August 11, 2006 approximately $6,200,000 was advanced to PCI under the factoring facility, which was primarily used to make the required payment to Fortress. The Thermo factoring facility was further amended in May 2007 and provides up to $13,000,000, depending on the amount of accounts receivable available to pledge to Thermo. The discount fees on each of the advanced fundings by Thermo are recorded as interest expense on the Company’s Consolidated Statement of Operations.

The increase in interest expense for the three months ended November 30, 2007 compared to the three months ended November 30, 2006 is due to interest expense associated with the borrowings received from Thermo Credit, LLC on the advances against future customer obligations beginning in May 2007.
In addition the Company recorded an increase in discount fees incurred on the factoring debt facility with Thermo quarter over quarter due to an increased borrowing capability, which resulted from an increase in cellular billings.  The increase in interest expense recorded in the second quarter of fiscal year 2008 is offset with a decrease in interest expense recorded against the common stock purchase warrants (the “GM Warrants”), which were fully accreted as of May 31, 2007.

The slight increase in interest expense for the six months ended November 30, 2007 compared to the six months ended November 30, 2006 is also due to the increase in discount fees incurred on the factoring debt facility with Thermo as mentioned above.  This increase is offset with a decrease in non-cash interest expense related to PCI’s Senior Debt with Fortress due to a principal payment made in the first quarter of fiscal year 2007 as well as a decrease in non-cash interest expense related to PCI’s former subordinated debt, which was assumed by TLLP through a capital contribution transaction in August 2006.  In addition the decrease in interest expense related to the common stock purchase warrants also helped offset the increase in interest expense recorded in the six months ended November 30, 2007 compared to the six months ended November 30, 2006.

Income Tax Expense for the Three and Six Months Ended November 30, 2007 and 2006

In all the periods presented, the combined operations of the Company did not generate a federal tax liability, although income tax expense increased by approximately $45,000 and $92,000 in the three and six months ended November 30, 2007, respectively compared to the same periods in the prior fiscal year. The increase is due to an increase in state tax expense primarily related to the Texas margin tax.  The Texas margin tax is calculated by using the Company’s gross receipts from business conducted in Texas each fiscal year less a cost of goods sold deduction.  The provisions of the Texas margin tax became effective for the Company in fiscal year 2008.

FINANCIAL CONDITION

(dollars in thousands)	Six Months Ended November 30,		2007 vs 2006
	2007	2006	$ Change

Cash provided by (used in) operating activities	$(5,451)	$4,535	$(9,986)
Cash provided by (used in) investing activities	(141)	3,295	(3,436)
Cash provided by (used in) financing activities	602	(5,760)	6,362
Net increase (decrease) in cash	$(4,990)	$2,070	$(7,060)

Operating Activities

The decrease in cash provided by operations during the six months ended November 30, 2007 compared to the six months ended November 30, 2006 was primarily attributable to a decrease in the Company’s accounts payable balances.  During the first quarter of fiscal year 2008, the Company recognized a $3,824,000 non-cash gain on forgiveness of a trade payable obligation to AT&T related to disputed intracompany roaming costs and/or charges by AT&T due to a settlement agreement, which was executed between the Company and AT&T in June 2007.  The agreement settled all claims against the Company related to the recovery of amounts previously remitted and/or owed to AT&T with respect to intracompany roaming costs and/or charges.  The Company continued to accrue for the monthly intracompany roaming costs and/or charges billed by AT&T in its Consolidated Statement of Operations but delayed the payment of other accounts payable due to AT&T until final resolution of the dispute. As a result of the agreement, the Company was required to pay $4,661,000 of its past due accounts payable in June 2007 to settle outstanding payables owed to AT&T.

Investing Activities

The decrease in cash provided by investing activities for the six months ended November 30, 2007 compared to the six months ended November 30, 2006 is due to the sale of the assets of Teletouch’s paging business which resulted in proceeds of approximately $3,000,000 in the first quarter of fiscal year 2007.

Financing Activities

The increase in cash provided by financing activities for the six months ended November 30, 2007 compared to the six months ended November 30, 2006 is primarily due to a $10,000,000 principal payment made to PCI’s senior debt holder, Fortress Credit Corporation.  The cash payment was offset by borrowings received from Thermo Credit, LLC due to the factoring of the PCI accounts receivable beginning in August 2006 with no similar transactions occurring in the six months ended November 30, 2007.

Current Position/Future Requirements

Most of the Company’s efforts during the remainder of fiscal year 2008 will continue to focus on the integration issues related to the acquisition of PCI as well as securing financing to complete one or more acquisitions to provide revenue growth for the Company. PCI had historically been a privately held company which presented challenges of migrating the systems and processes of PCI to those required of a public company. During fiscal year 2008, the management team will work on implementing a series of basic internal controls and processes along with authorization levels, which were lacking while PCI was a privately held company. Beginning with the year ending May 31, 2008, the Company’s management will be required to internally assess and report on its internal controls over financial reporting under the rules of Section 404 of the Sarbanes-Oxley Act of 2002.

Another equally as important focus at PCI is improving profitability. PCI has generated net losses in several of its recent years, and our focus is on implementing cost control initiatives at PCI while seeking additional opportunities to grow revenues. The Company continues to evaluate new electronic products to introduce in its retail and website outlets that could be marketed to its existing customer base. PCI’s 82,000 cellular subscribers are comprised of individuals and businesses of higher than average credit worthiness due to PCI’s stringent credit standards.

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

Going Concern Matters

The Company had a working capital deficit of approximately $22,310,000 and $24,029,000 at November 30, 2007 and May 31, 2007, respectively, and a shareholders’ deficit of approximately $16,277,000 and $17,387,000 at November 30, 2007 and May 31, 2007, respectively.  The Company’s senior debt (the “Senior Debt”) payable to Fortress totaled approximately $10,715,000 and $9,878,000 at November 30, 2007 and May 31, 2007, respectively. The Senior Debt was due and payable in full on April 14, 2006. In September 2005, the Company executed amendments with its senior and subordinated debt holders under, which they agreed to waive the existing events of default and defer interest payments on the subordinated debt until after the maturity of the Senior Debt on April 14, 2006. In August 2006, prior to the acquisition by Teletouch, PCI was successful in negotiating a restructuring of its debt obligations with both its senior and subordinated lenders under which it was fully released from the balance of $9,782,000 in subordinated debt which was converted to redeemable equity at Teletouch’s parent company, TLL Partners, LLC (“TLLP”). TLLP also assumed the full balance remaining on PCI’s senior debt obligations (after a $10,000,000 cash payment to the lender by the PCI) and PCI was conditionally released from having any future payment obligations under the Senior Debt and all liens on the assets of PCI were conditionally released as long as certain terms of a Transaction Party Agreement (“TPA”) by and among PCI, Teletouch, TLLP and the senior lender, Fortress Credit Corp. (“Fortress”) were not violated (see Note 3 “Acquisition of Progressive Concepts, Inc.” for further information on the Company’s debt restructuring). The TPA provided Fortress with certain control over the ongoing operations of Teletouch and PCI as well as provided for the contingent re-instatement of the liens on PCI assets if certain conditions were not maintained by either Teletouch or PCI. A TPA was required by Fortress in order to assure that PCI or Teletouch would not take actions which in Fortress’ view could reduce the value of Fortress’ security. Under the terms of the TPA both PCI and Teletouch are bound to comply with certain negative covenants. If either PCI or Teletouch breaches the TPA or violates any of the negative covenants then Fortress can reinstate the Senior Debt at PCI to the fullest extent available under the law as if the debt restructuring had never occurred. PCI is conditionally released from having any future payment obligations under the Senior Debt as long as the terms of the TPA are not violated. However, in accordance with Statement of Financial Accounting Standard No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), PCI must be legally released from being the primary obligor under the Senior Debt in order to de-recognize this liability. Because of the existence of the TPA which allows Fortress limited control of PCI and Teletouch and a contingent ability to reinstate the debt at PCI, we believe that PCI has not been fully released from being the primary obligor under the Senior Debt as contemplated by SFAS 140 as of November 30, 2007. In addition, TLLP is a holding company with no operations with a minimal amount of cash on hand and may be dependent upon selling a sufficient number of shares it owns in Teletouch common stock or upon the cash flows of Teletouch through the receipt of future cash dividends to service its outstanding debt obligations. The Company has no current agreements with TLLP to fund cash nor does it have any current plans to declare dividends in order to allow TLLP to meet the debt obligations. Therefore, PCI and Teletouch will continue to report the Senior Debt as a liability on its balance sheet until such time as the debt is fully satisfied by TLLP or when PCI and Teletouch are released from the TPA.

Beginning in June 2007, the Company has experienced higher than normal cellular subscriber attrition due primarily to the launch of the iPhone. Although the iPhone is offered to customers by AT&T, PCI has been denied the approval to sell or activate the iPhone for customers by AT&T. The Company reviews its staffing levels on a quarterly basis and continues to seek ways to consolidate and automate necessary functions in order to control personnel or other operating costs. In addition the Company is focused on seeking additional distribution for existing products lines including an emphasis on internet marketing. There can be no assurance the Company’s current efforts to increase revenues or continue to reduce costs will be successful nor is there any assurance that the trade credit that is currently extended to the Company will be maintained or expanded for fiscal 2008 to facilitate this growth. The Company is continuing to seek additional debt and equity financing to ensure it is able to meet its remaining trade and debt obligations as well as provide sufficient working capital to continue and grow its operations. If it is unsuccessful in its efforts to secure additional financing, the Company may be unable to meet its obligations and might be forced to seek protection from its creditors.

In addition the Company’s factoring debt obligation with Thermo has been presented as a current liability on the Company’s consolidated balance sheet at November 30, 2007 and May 31, 2007, in accordance with EITF 95-22, because the factoring agreement requires a lockbox agreement under which customer payments on accounts are directed to a lockbox controlled by Thermo and because certain subjective acceleration rights are retained by Thermo under the agreement. However, the stated maturity date of the obligation is August 2009. The factoring debt obligations at November 30, 2007 and May 31, 2007, were approximately $8,960,000 and $8,352,000, respectively.

As a result of the above conditions, there exists substantial doubt about the Company’s ability to continue as a going concern.  No adjustments have been made to the Company’s financial statements as a result of this uncertainty.

Obligations and Commitments

As of November 30, 2007, our contractual payment obligations under our long-term debt agreements and operating leases for office and transmitter locations are indicated in the table below.  For purposes of the table below, other current liabilities is comprised of certain redeemable common stock warrants issued in conjunction with the Company’s debt restructuring in May 2002.  Also included below under debt obligations is a senior debt obligation that was assumed by Teletouch’s parent company, TLLP, in August 2006.  This senior debt obligation continues to be reported by Company as discussed below.

Payments Due By Period
(in thousands)

	Twelve Months Ending November 30,
Significant Contractual Obligations	Total	2008	2009	2010	2011	Therafter

Debt obligations, including interest	$24,150	$20,436	$279	$274	$274	$2,887
Operating lease obligations	2,861	1,196	668	432	242	323
Other current liabilities	3,000	3,000	-	-	-	-
Total significant contractual cash obligaitons	$30,011	$24,632	$947	$706	$516	$3,210

Redeemable Common Stock Purchase Warrants: In November 2002, the Company issued 6,000,000 redeemable common stock purchase warrants as part of a debt restructuring it completed in fiscal year 2003 (the “GM Warrants”).  The GM Warrants were redeemable in December 2007 at $0.50 each but they have not been redeemed pending a new payment arrangement with the warrant holders.  As of November 30, 2007 and May 31, 2007, the Company has recorded these warrants as a current liability at their fair value of $3,000,000 (shown above under “Other current liabilities”).  The GM Warrants were being accreted in value over time to their redemption value of $3,000,000 in May 2007 according to their original terms.  See Note 14 of Notes to the Consolidated Financial Statements for additional information on the GM Warrants.

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

Concurrently with the PCI Acquisition, PCI, Teletouch and Fortress entered into a Transaction Party Agreement (“TPA”), which provided Fortress with certain control over the ongoing operations of Teletouch and PCI as well as provided for the contingent re-instatement of the liens on PCI assets if certain conditions were not maintained by either Teletouch or PCI.  A TPA was required by Fortress in order to assure that PCI or Teletouch would not take actions which in Fortress’ view could reduce the value of Fortress’ security.  Under the terms of the TPA both PCI and Teletouch are bound to comply with certain negative covenants.  If either PCI or Teletouch breaches the TPA or violates any of the negative covenants then Fortress can reinstate the Senior Debt at PCI to the fullest extent available under the law as if the debt restructuring had never occurred.  PCI is conditionally released from having any future payment obligations under the Senior Debt as long as the terms of the TPA are not violated.  However, in accordance with Statement of Financial Accounting Standard No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), PCI must be legally released from being the primary obligor under the Senior Debt in order to de-recognize this liability.  Because of the existence of the TPA which allows Fortress limited control of PCI and Teletouch and a contingent ability to reinstate the debt at PCI, we believe that PCI has not been fully released from being the primary obligor under the Senior Debt as contemplated by SFAS 140 as of November 30, 2007 and May 31, 2007.  In addition, TLLP is a holding company with no operations with a minimal amount of cash on hand and may be dependent upon selling a sufficient number of shares it owns in Teletouch common stock or upon the cash flows of Teletouch through the receipt of future cash dividends to service its outstanding debt obligations.   The Company has no current agreements with TLLP to fund cash nor does it have any current plans to declare dividends in order to allow TLLP to meet the debt obligations. Therefore, PCI and Teletouch will continue to report the Senior Debt as a liability on its balance sheet until such time as the debt is fully satisfied by TLLP or when PCI and Teletouch are released from the TPA.

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

Accounts receivable are presented net of an allowance for doubtful accounts of $930,000 and $527,000 at November 30, 2007 and May 31, 2007, respectively.  Based on the information available to the Company, management believes the allowance for doubtful accounts as of those periods are adequate.  However, actual write-offs may exceed the recorded allowance.

Reserve for Inventory Obsolescence: Inventories are stated at the lower of cost (primarily on a moving average basis), which approximates actual cost determined on a first-in, first-out (“FIFO”) basis, or fair market value and are comprised of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors, including recent sales trends, industry market conditions and economic conditions. In assessing the reserve, management also considers price protection credits or other incentives, such as volume incentive rebates the Company has received from the vendor. In addition, management established specific valuation allowances for discontinued inventory based on its prior experience liquidating this type of inventory.  Through the Company’s wholesale distribution channel, it is successful in liquidating the majority of any inventory that becomes obsolete.  The Company has many different electronics suppliers, all of which provide reasonable notification of model changes, which allows the Company to minimize its level of discontinued or obsolete inventory. Actual results could differ from those estimates.  Inventories are stated on the Company’s consolidated balance sheet net of a reserve for obsolescence of $325,000 and $518,000 at November 30, 2007 and May 31, 2007, respectively.

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

The Company’s review of the carrying value of its tangible long-lived assets at May 31, 2007 indicated the carrying value of these assets were recoverable through estimated future cash flows.  Because of the sustained losses the Company has incurred during the past several years, the Company also reviewed the market values of these assets.  The review indicated the market value exceeded the carrying value at May 31, 2007.  There were no significant events in the second quarter of fiscal year 2008 which required the Company to review the carrying value of its tangible long-lived assets. However, if the cash flow estimates or the significant operating assumptions upon which they are based change in the future, Teletouch may be required to record impairment charges related to its long-lived assets.

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

The evaluation of the Company’s long-lived intangible assets is discussed in Note 2 under “Intangible Assets.” Under the same premise as the long-lived tangible assets, their market values were also evaluated at May 31, 2007, and the Company determined that based primarily on the market value and supported by the Company’s cash flow projections, there was no impairment of these assets. There were no significant events in the second quarter of fiscal year 2008 which required the Company to review the carrying value of its long-lived intangible assets. However, if the cash flow estimates or the significant operating assumptions upon which they are based change in the future, Teletouch may be required to record impairment charges related to its long-lived assets.

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

Stock-Based Compensation: Upon adoption of SFAS No. 123(R), “Share-Based Payments,” (“SFAS 123R”), on June 1, 2006, we began estimating the value of employee stock options on the date of grant using the Black-Scholes model. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The Company has elected to estimate the expected life of an award based on the SEC approved “simplified method”. We calculated our expected volatility assumption required in the Black-Scholes model based on the historical volatility of our stock. As of June 1, 2006, we adopted the modified prospective transition method, and its effect is included in our consolidated financial statements for the three  and six months ended November 30, 2007 and 2006.  We will update these assumptions on at least an annual basis and on an interim basis if significant changes to the assumptions are warranted.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We did not have any foreign currency hedges or other derivative financial instruments as of November 30, 2007.  We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments.  Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

Item 4. Controls and Procedures

   (a)  Controls and Procedures

As of the end of the period covered by this Report, under the supervision and with the participation of management, including the Chief Executive Officer, President and Chief Financial Officer (the “Certifying Officers”), the Company conducted an evaluation of its disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. The Certifying Officers have evaluated our disclosure controls as of November 30, 2007 and have determined that certain control deficiencies (discussed below) constitute a material weakness in our system of internal control over financial reporting as of such date.

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

As of November 30, 2007 the Company is delinquent in filings its Quarterly Reports on Form 10-Q for the periods ended August 31, 2006, November 30, 2006 and February 28, 2007.  The Company is considering requesting relief from the SEC on filing its delinquent fiscal year 2007 Quarterly Reports on Form 10-Q.

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

The Company had a working capital deficit of approximately $22,310,000 and $24,029,000 at November 30, 2007 and May 31, 2007, respectively, and a shareholders’ deficit of approximately $16,277,000 and $17,387,000 at November 30, 2007 and May 31, 2007, respectively.  The Company’s senior debt (the “Senior Debt”) payable to Fortress totaled approximately $10,715,000 and $9,878,000 at November 30, 2007 and May 31, 2007, respectively. The Senior Debt was due and payable in full on April 14, 2006. In September 2005, the Company executed amendments with its senior and subordinated debt holders under, which they agreed to waive the existing events of default and defer interest payments on the subordinated debt until after the maturity of the Senior Debt on April 14, 2006. In August 2006, prior to the acquisition by Teletouch, PCI was successful in negotiating a restructuring of its debt obligations with both its senior and subordinated lenders under which it was fully released from the balance of $9,782,000 in subordinated debt which was converted to redeemable equity at Teletouch’s parent company, TLL Partners, LLC (“TLLP”). TLLP also assumed the full balance remaining on PCI’s senior debt obligations (after a $10,000,000 cash payment to the lender by the PCI) and PCI was conditionally released from having any future payment obligations under the Senior Debt and all liens on the assets of PCI were conditionally released as long as certain terms of a Transaction Party Agreement (“TPA”) by and among PCI, Teletouch, TLLP and the senior lender, Fortress Credit Corp. (“Fortress”) were not violated (see Note 3 “Acquisition of Progressive Concepts, Inc.” for further information on the Company’s debt restructuring). Subsequent to the acquisition of PCI, Teletouch continued to report this senior debt obligation on it financial statements because in accordance with Generally Accepted Accounting Principles (“GAAP”), it was concluded that PCI was not fully released as the primary obligor, as defined under GAAP, due to certain provisions of the contingent release in August 2006 which could allow the lender to reinstate the debt and the liens as if they had never been released.  Therefore, PCI and Teletouch will continue to report the Senior Debt as a liability on its balance sheet until such time as the debt is fully satisfied by TLLP or when PCI and Teletouch are released from the TPA. The Company is continuing to seek additional debt and equity financing to ensure it is able to meet its remaining trade and debt obligations as well as provide sufficient working capital to continue and grow its operations. If it is unsuccessful in its efforts to secure additional financing, the Company may be unable to meet its obligations and might be forced to seek protection from its creditors.

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

As of November 30, 2007, the Company is delinquent in filing its Quarterly Reports on Form 10-Q for the quarters ended August 31, 2006, November 30, 2006 and February 28, 2007. The Company is considering requesting relief from the SEC on filing its delinquent fiscal year 2007 Quarterly Reports on Form 10-Q.

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