Form 10-Q
period 2008-02-29
TELETOUCH COMMUNICATIONS INC
filed 2009-12-23
CIK 928659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 29, 2008

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

Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐     Accelerated filer  ☐    Non-accelerated filer  ☐     Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date:  Common Stock, $0.001 par value, 49,051,980 shares at April 14, 2008.

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

PART 1 – FINANCIAL INFORMATION

Item 1.   Financial Statements

TELETOUCH COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

ASSETS

	February 29,	May 31,
	2008	2007
CURRENT ASSETS:

Cash	$2,740	$7,824
Certificates of deposit-restricted	424	411
Accounts receivable, net of allowance of $626 at February 29, 2008 and $527 at May 31, 2007	7,872	7,127
Accounts receivable-related party	250	250
Unbilled accounts receivable	3,167	3,144
Inventories, net of reserve of $223 at February 29, 2008 and $518 at May 31, 2007	2,305	2,858
Prepaid expenses and other current assets	877	826
Total Current Assets	17,635	22,440

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $7,200 at February 29, 2008 and $6,807 at May 31, 2007	3,294	3,621

GOODWILL	343	343

INTANGIBLE ASSETS, net of accumulated amortization of $6,955 at February 29, 2008 and $6,291 at May 31, 2007	5,259	5,898

TOTAL ASSETS	$26,531	$32,302

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	February 29,	May 31,
	2008	2007
CURRENT LIABILITIES:

Accounts payable	$9,664	$15,208
Accounts payable-related party	63	63
Accrued expenses and other current liabilities	6,900	9,387
Current portion of long-term debt	20,337	18,358
Deferred revenue	431	453
Current portion of redeemable common stock purchase warrants	3,000	3,000
Total Current Liabilities	40,395	46,469
LONG-TERM DEBT, net of current portion	3,151	3,220
TOTAL LIABILITIES	43,546	49,689

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' DEFICIT:
Common stock, $.001 par value, 70,000,000 shares authorized, 49,916,189 and 49,416,189 shares issued and 49,051,980 and 48,551,980 shares outstanding at February 29, 2008 and May 31, 2007	50	49
Additional paid-in capital	39,163	39,015
Treasury stock, 864,209 shares held at February 29, 2008 and May 31, 2007	(185)	(185)
Accumulated deficit	(56,043)	(56,266)
Total Shareholders' Deficit	(17,015)	(17,387)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$26,531	$32,302

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)
(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007

Operating revenues:
Service, rent, and maintenance revenue	$7,253	$6,632	$21,994	$20,439
Product sales revenue	6,116	6,931	19,475	21,265
Total operating revenues	13,369	13,563	41,469	41,704

Operating expenses:
Cost of service, rent and maintenance (exclusive of depreciation and amortization included below)	2,495	3,075	8,213	9,901
Cost of products sold	5,520	6,173	17,235	18,429
Selling and general and administrative	4,696	5,117	15,280	15,309
Depreciation and amortization	367	451	1,170	1,420
Gain on forgiveness of trade payable obligation to AT&T	-	-	(3,824)	-
Loss (gain) on disposal of assets	(17)	1	(34)	15
Total operating expenses	13,061	14,817	38,040	45,074
Operating income (loss) from continuing operations	308	(1,254)	3,429	(3,370)

Interest expense, net	(1,014)	(720)	(3,027)	(2,726)

Income (loss) from continuing operations before income tax expense	(706)	(1,974)	402	(6,096)
Income tax expense	60	62	179	88
Net income (loss) from continuing operations	(766)	(2,036)	223	(6,184)
Gain on sale of assets related to discontinued paging operations	-	-	-	163
Income from discontinued paging operations	-	-	-	449
Loss on sale of assets related to discontinued security monitoring operations	-	-	-	(78)
Net income from discontinued operations	-	-	-	534
Net income (loss)	(766)	(2,036)	223	(5,650)
Participation rights of common stock purchase warrants in undistributed earnings	-	-	(24)	-
Net income (loss) applicable to common shareholders	$(766)	$(2,036)	$199	$(5,650)

Basic income (loss) per share applicable to common shareholders:
Continuing operations	$(0.02)	$(0.04)	$0.00	$(0.13)
Discontinued operations	-	-	-	0.01
Total	$(0.02)	$(0.04)	$0.00	$(0.12)

Diluted income (loss) per share applicable to common shareholders:
Continuing operations	$(0.02)	$(0.04)	$0.00	$(0.13)
Discontinued operations	-	-	-	0.01
Total	$(0.02)	$(0.04)	$0.00	$(0.12)

Weighted average shares outstanding:
Basic	49,051,980	48,575,206	48,810,954	48,622,941
Diluted	49,051,980	48,575,206	54,961,483	48,622,941

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended	Nine Months Ended
	February 29,	February 28,
	2008	2007
Operating Activities:
Net income (loss)	$223	$(5,650)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,170	1,614
Non-cash compensation expense	88	40
Non-cash interest expense	1,281	1,583
Non-cash gain on forgiveness of a trade payable obligation to AT&T	(3,824)	-
Provision for losses on accounts receivable	787	330
Provision for inventory obsolescence	25	323
Gain on disposal of assets	(34)	(108)
Amortization of unearned sale/leaseback profit	-	(71)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,535)	(281)
Inventories	529	(123)
Prepaid expenses and other assets	(51)	(209)
Accounts payable	(5,544)	6,041
Accrued expenses and other current liabilities	1,318	1,192
Deferred revenue	(16)	270
Net cash provided by (used in) operating activities	(5,583)	4,951

Investing Activities:
Purchases of property and equipment	(188)	(262)
Redemption of certificates of deposit	-	310
Proceeds from sale of paging operations	-	3,083
Net proceeds from sale of assets	16	14
Net cash provided by (used in) investing activities	(172)	3,145

Financing Activities:
Deferred financing costs	(24)	(40)
Distribution to related entity	-	(150)
Net proceeds from borrowings	798	4,572
Payments on short-term debt	(82)	-
Payments on long-term debt	(81)	(11,140)
Proceeds from stock issuance	60	-
Net cash provided by (used in) financing activities	671	(6,758)

Net increase (decrease) in cash	(5,084)	1,338
Cash at beginning of period	7,824	2,604

Cash at end of period	$2,740	$3,942
Supplemental Cash Flow Data:
Cash payments for interest	$1,748	$1,195
Non-Cash Transactions:
Payment of debt through capital contribution	$-	$9,782

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

Delinquent Financial Reporting: Following the acquisition of PCI in August 2006, the Company had significant difficulty completing the required stand alone audits of PCI which resulted in significant delays in completing the consolidated audits of Teletouch and preparing the required filings with the Securities and Exchange Commission (“SEC”) since the acquisition of PCI was accounted for in a manner similar to a pooling of interests.

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

Since the Annual Reports for both fiscal years ending May 31, 2007 and 2008 were filed prior to the filing of the Quarterly Report on Form 10-Q for the quarter ended February 29, 2008, the Company believes this Report should be read in conjunction with all filings covering periods subsequent to and including this quarter.

Further, the Company prepared this Quarterly Report on Form 10-Q for its quarter ended February 29, 2008 as if this Report had been completed and filed within the statutory timeframe allowed.  Under the SEC’s rules, this Report would have been due to be filed by April 14, 2008.  Therefore, certain transactions which were completed following April 14, 2008 are only disclosed in the subsequent, but already filed, financial reports of the Company.

Principles of Consolidation: The accompanying unaudited interim consolidated financial statements included herein as of February 29, 2008 and for each of the three and nine months ended February 29, 2008 and February 28, 2007, have been prepared by the Company without an audit, pursuant to accounting principles generally accepted in the United States and in accordance with the rules and regulations of the SEC. The interim condensed consolidated financial statements include the consolidated accounts of Teletouch Communications, Inc. and our wholly-owned subsidiaries (collectively, the “Company” or “Teletouch”). Teletouch Communications, Inc. owns all of the shares of Progressive Concepts, Inc., Teletouch Licenses, Inc., a Delaware corporation (“TLI”), Visao Systems, Inc., a Delaware corporation (“Visao”) and TLL Georgia, Inc., a Delaware corporation (“TLLG”). PCI is the primary operating business of Teletouch and was acquired in August 2006 (see Note 3 “Acquisition of Progressive Concepts, Inc.” for additional information). TLI is a company formed for the express purpose of owning all of the FCC licenses utilized by Teletouch in its two-way network as well as those paging licenses that were sold in conjunction with paging business in August 2006. Visao Systems, Inc. is a company formed to develop and distribute the Company’s telemetry products. TLL Georgia, Inc. was formed for the express purpose of entering into an asset purchase agreement with Preferred Networks, Inc. in May 2004. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of financial position, results of operations and cash flows for the interim periods presented have been made.  The results of operations for the three and nine months ended February 29, 2008, are not necessarily indicative of the results which will be realized for the year ending May 31, 2008.

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

Financial Condition and Going Concern:  The Company had a working capital deficit of approximately $22,760,000 and $24,029,000 at February 29, 2008 and May 31, 2007, respectively, and a shareholders’ deficit of approximately $17,015,000 and $17,387,000 at February 29, 2008 and May 31, 2007, respectively.  The Company’s senior debt (the “Senior Debt”) payable to Fortress totaled approximately $11,154,000 and $9,878,000 at February 29, 2008 and May 31, 2007, respectively. The Senior Debt was due and payable in full on April 14, 2006. In September 2005, the Company executed amendments with its senior and subordinated debt holders under, which they agreed to waive the existing events of default and defer interest payments on the subordinated debt until after the maturity of the Senior Debt on April 14, 2006. In August 2006, prior to the acquisition by Teletouch, PCI was successful in negotiating a restructuring of its debt obligations with both its senior and subordinated lenders under which it was fully released from the balance of $9,782,000 in subordinated debt which was converted to redeemable equity at Teletouch’s parent company, TLL Partners, LLC (“TLLP”). TLLP also assumed the full balance remaining on PCI’s senior debt obligations (after a $10,000,000 cash payment to the lender by the PCI) and PCI was conditionally released from having any future payment obligations under the Senior Debt and all liens on the assets of PCI were conditionally released as long as certain terms of a Transaction Party Agreement (“TPA”) by and among PCI, Teletouch, TLLP and the senior lender, Fortress Credit Corp. (“Fortress”) were not violated (see Note 3 “Acquisition of Progressive Concepts, Inc.” for further information on the Company’s debt restructuring). The TPA provided Fortress with certain control over the ongoing operations of Teletouch and PCI as well as provided for the contingent re-instatement of the liens on PCI assets if certain conditions were not maintained by either Teletouch or PCI. A TPA was required by Fortress in order to assure that PCI or Teletouch would not take actions which in Fortress’ view could reduce the value of Fortress’ security. Under the terms of the TPA both PCI and Teletouch are bound to comply with certain negative covenants. If either PCI or Teletouch breaches the TPA or violates any of the negative covenants then Fortress can reinstate the Senior Debt at PCI to the fullest extent available under the law as if the debt restructuring had never occurred. PCI is conditionally released from having any future payment obligations under the Senior Debt as long as the terms of the TPA are not violated. However, in accordance with Statement of Financial Accounting Standard No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), PCI must be legally released from being the primary obligor under the Senior Debt in order to de-recognize this liability. Because of the existence of the TPA which allows Fortress limited control of PCI and Teletouch and a contingent ability to reinstate the debt at PCI, we believe that PCI has not been fully released from being the primary obligor under the Senior Debt as contemplated by SFAS 140 as of February 29, 2008. In addition, TLLP is a holding company with no operations with a minimal amount of cash on hand and may be dependent upon selling a sufficient number of shares it owns in Teletouch common stock or upon the cash flows of Teletouch through the receipt of future cash dividends to service its outstanding debt obligations. The Company has no current agreements with TLLP to fund cash nor does it have any current plans to declare dividends in order to allow TLLP to meet the debt obligations. Therefore, PCI and Teletouch will continue to report the senior debt obligation payable to Fortress as a liability on its balance sheet until such time as the debt is fully satisfied by TLLP or when PCI and Teletouch are released from the TPA.

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

In addition the Company’s factoring debt obligation with Thermo has been presented as a current liability on the Company’s consolidated balance sheet at February 29, 2008 and May 31, 2007, in accordance with EITF 95-22, because the factoring agreement requires a lockbox agreement under which customer payments on accounts are directed to a lockbox controlled by Thermo and because certain subjective acceleration rights are retained by Thermo under the agreement. However, the stated maturity date of the obligation is February 2010. The factoring debt obligations at February 29, 2008 and May 31, 2007, were approximately $9,079,000 and $8,352,000, respectively.

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

Certificates of Deposit-Restricted:  From time to time, the Company is required to issue standby letters of credit to it suppliers to secure purchases made under the credit terms provided by these suppliers. The Company deposits funds into a certificate of deposit and instructs that bank to issue the standby letter of credit to the benefit of the supplier. All such funds are reported as restricted funds until such time as the supplier releases the letter of credit requirement. As of February 29, 2008 and May 31, 2007, the Company had $424,000 and $411,000 respectively, of cash certificates of deposit securing two standby letters of credit with its suppliers.

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

Accounts receivable are presented net of an allowance for doubtful accounts of $626,000 and $527,000 at February 29, 2008 and May 31, 2007, respectively.  Based on the information available to the Company, management believes the allowance for doubtful accounts as of those periods are adequate.  However, actual write-offs may exceed the recorded allowance.

Reserve for Inventory Obsolescence:  Inventories are stated at the lower of cost (primarily on a moving average basis), which approximates actual cost determined on a first-in, first-out (“FIFO”) basis, or fair market value and are comprised of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors including recent sales trends, industry market conditions and economic conditions. In assessing the reserve, management also considers price protection credits the Company has received from the vendor. In addition, management establishes specific valuation allowances for discontinued inventory based on its prior experience liquidating this type of inventory.  Through the Company’s wholesale distribution channel, it is successful in liquidating the majority of any inventory that becomes obsolete.  The Company has many different electronics suppliers, all of which provide reasonable notification of model changes, which allows the Company to minimize its level of discontinued or obsolete inventory. Inventories are stated on the Company’s consolidated balance sheet net of a reserve for obsolescence of $223,000 and $518,000 at February 29, 2008 and May 31, 2007, respectively. Actual results could differ from those estimates.

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

Provision for Income Taxes: The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,”using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences, net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods.  As of February 29, 2008 and May 31, 2007, the Company has recorded a valuation allowance against the full amount of its net deferred tax assets since it does not forecast taxable income for fiscal year 2008, nor is the Company able to reasonably forecast taxable income beyond next year.  The inability to foresee taxable income in future years makes it more likely than not that the Company will not realize its recorded deferred tax assets in future periods.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) an interpretation SFAS No. 109, on June 1, 2007.  No material adjustment in the liability for unrecognized income tax benefits was recognized as a result of the adoption of FIN 48.  At February 29, 2008 and May 31, 2007 the Company’s unrecognized income tax benefits, primarily the result of loss carryforwards, had a full valuation allowance recorded against them.

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

Stock-based Compensation: At February 29, 2008 the Company had two stock-based compensation plans for employees and nonemployee directors, which authorize the granting of various equity-based incentives including stock options and stock appreciation rights.

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

SFAS No. 123(R) requires cash flows resulting from excess tax benefits to be classified as a financing activity. Excess tax benefits are realized from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits as a result of adopting SFAS 123(R) in the three and nine months ended February 29, 2008 and February 28, 2007 because the Company provided for a full valuation allowance against all accrued future tax benefits  for both years until its operations improve and the Company is able to forecast taxable income in the future sufficient to utilize its deferred tax assets.

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. For the nine months ended February 29, 2008 and February 28, 2007, the Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option pricing model. The Company has determined that the best measure of expected volatility is based on the historical daily volatility of the Company’s common stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for options issued in the nine months ended February 29, 2008 and February 28, 2007 was 140.8% and 163.1%, respectively.  The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107 with the continued use of this method extended under the provisions of Staff Accounting Bulletin No. 110. Under this formula, the expected term is equal to: ((weighted-average vesting term + original contractual term)/2). The expected term used by the Company as computed by this method for options issued in the nine months ended February 29, 2008 was 5.5 years and ranged from 5.5 years to 6.0 years for the options issued in the nine months ended February 28, 2007. The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for options issued in the nine months ended February 29, 2008 was 3.35% and ranged from 4.66% to 4.72% for the options issued in the nine months ended February 28, 2007. Dividend yield is zero for these options as the Company does not expect to declare any dividends on its common shares in the foreseeable future.

Options exercisable at February 29, 2008 and May 31, 2007 totaled 1,404,488 and 1,714,071, respectively.  The weighted-average exercise price per share of options exercisable at February 29, 2008 and May 31, 2007 was $0.34 and $0.35, respectively, with remaining weighted-average contractual terms of approximately 7.3 years and 8.2 years, respectively.

At February 29, 2008, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $131,000, which will be amortized over the weighted-average remaining requisite service period of 1.10 years.

Income (loss) Per Share:  Basic income (loss) per share (“EPS”) is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding.  Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding and potential shares outstanding.  During 2002, the Company issued 6,000,000 redeemable common stock purchase warrants, which remained outstanding through February 29, 2008.  These securities are considered to be “Participating Securities” under SFAS No. 128, “Earnings Per Share”(“SFAS 128”) for diluted EPS calculations.  The redeemable common stock purchase warrants are considered Participating Securities because the common stock underlying these securities participates in dividends (if declared) at the same rate as the common shareholders. Because the Company reported net income for the nine months ended February 29, 2008, a portion of the net income has been allocated to the participating warrants as if dividends were declared leaving net income applicable to common shareholders for the computation of basic EPS.  Due to the fact there is no contractual obligation for the security holders of the warrants to share in losses of the Company, they have not been included in the basic loss per share calculations for the quarter ended February 29, 2008 and February 28, 2007 and the nine months ended February 28, 2007.

The following table provides a reconciliation of the numerators and the denominators used to calculate the basic and diluted income and loss per share as disclosed in our Consolidated Statement of Operations for the three and nine months ended February 29, 2008 and February 28, 2007 (in thousands per share amounts):

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$(766)	$(2,036)	$223	$(5,650)

Participation rights of preferred stock in undistributed earnings (see percentage calculation below)	-	-	(24)	-

Numerator for basic net income (loss) per common share - income (loss) available to common shareholders under the two-class method	$(766)	$(2,036)	$199	$(5,650)

Participation rights of preferred stock in undistributed earnings	-	-	24	-

Numerator for diluted net income (loss) per common share - income (loss) available to common shareholders under the two-class method	$(766)	$(2,036)	$223	$(5,650)

Denominator:
Denominator for basic net income (loss) per common share - weighted-average shares	49,052	48,575	48,811	48,623
Effect of dilution due to common stock purchase warrants	-	-	5,763	-
Subtotal	49,052	48,575	54,574	48,623

Percentage of undistributed earnings allocated to common stock purchase warrants	0.0%	0.0%	10.6%	0.0%

Effect of dilution due to stock options	-	-	387	-

Denominator for diluted net income (loss) per common share - adjusted weighted-average shares	49,052	48,575	54,961	48,623

Basic income (loss) per share applicable to common shareholders
Continuing operations	$(0.02)	$(0.04)	$0.00	$(0.13)
Discontinued operations	-	-	-	0.01
Total	$(0.02)	$(0.04)	$0.00	$(0.12)

Diluted income (loss) per share applicable to common shareholders:
Continuing operations	$(0.02)	$(0.04)	$0.00	$(0.13)
Discontinued operations	-	-	-	0.01
Total	$(0.02)	$(0.04)	$0.00	$(0.12)

Recently Issued Accounting Pronouncements

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

Concurrent with the PCI Acquisition, PCI, Teletouch and Fortress entered into a Transaction Party Agreement (“TPA”), which provided Fortress with certain control over the ongoing operations of Teletouch and PCI as well as provided for the contingent re-instatement of the liens on PCI assets if certain conditions were not maintained by either Teletouch or PCI (see “Transaction Party Agreement” discussion included in Note 10 “Long-Term Debt” for more information). A TPA was required by Fortress in order to assure that PCI or Teletouch would not take actions which in Fortress’ view could reduce the value of Fortress’ security. Under the terms of the TPA both PCI and Teletouch are bound to comply with certain negative covenants. If either PCI or Teletouch breaches the TPA or violates any of the negative covenants then Fortress can reinstate the Senior Debt at PCI to the fullest extent available under the law as if the debt restructuring had never occurred. PCI is conditionally released from having any future payment obligations under the Senior Debt as long as the terms of the TPA are not violated. However, in accordance with SFAS 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities PCI must be legally released from being the primary obligor under the Senior Debt in order to de-recognize this liability. Because of the existence of the TPA which allows Fortress limited control of PCI and Teletouch and a contingent ability to reinstate the debt at PCI, we believe that PCI has not been fully released from being the primary obligor under the Senior Debt as contemplated by SFAS 140 as of February 29, 2008. In addition, TLLP is a holding company with no operations with a minimal amount of cash on hand and may be dependent upon selling a sufficient number of shares it owns in Teletouch common stock or upon the cash flows of Teletouch through the receipt of future cash dividends to service its outstanding debt obligations. The Company has no current agreements with TLLP to fund cash nor does it have any current plans to declare dividends in order to allow TLLP to meet the debt obligations. Therefore, the Company will continue to report the Senior Debt as a liability on its balance sheet until such time as the debt is fully satisfied by TLLP or when PCI and Teletouch are released from the TPA.

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

In addition, prior to the acquisition of PCI by Teletouch, PCI’s previous subordinated lenders, Stratford Capital Partners, L.P., a Delaware limited partnership (“Stratford”), Retail & Restaurant Growth Capital, L.P., a Delaware limited partnership (“RRGC”), agreed to exchange their approximately $9,782,000 of debt in PCI into 4,350,000 shares of Teletouch Common Stock owned by TLLP and a Preferred A Membership Interest by TLLP (see “Subordinated Debt” discussion in Note 11 “Long-Term Debt” for more information). PCI accounted for the assumption of the subordinated debt on its balance sheet as a contribution of capital from its parent, TLLP.

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

Summary results for the paging business are reflected as discontinued operations in the accompanying consolidated statements of operations for the nine months ended February 29, 2008 and February 28, 2007 are as follows:

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007

Gross revenue	$-	$-	$-	$2,230

Income from discontinued paging operations	$-	$-	$-	$449
Gain on sale of assets related to discontinued paging operations	-	-	-	163

Net income from discontinued paging operations	$-	$-	$-	$612

NOTE 5 – DISCONTINUED SECURITY MONITORING OPERATIONS

On September 21, 2005, the Company sold substantially all of its security monitoring operations. During the quarter ended November 30, 2007, the Company recorded a post-closing adjustment on the sale of the assets of the security monitoring operations which resulted in a $78,000 loss. Accordingly, the operating results of the security monitoring business are reflected as discontinued operations in our consolidated statements of operations for the nine months ended February 28, 2007.

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

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007

Gross service, rent and maintenance billings	$16,332	$15,939	$49,263	$47,414
Less: Direct costs paid to AT&T	(9,079)	(9,307)	(27,269)	(26,975)
Net service, rent and maintenance revenue	$7,253	$6,632	$21,994	$20,439

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

The parties agreed to the following:

(1)	Upon execution of the Settlement, both parties entered into a Second Amendment to the DistributionAgreement dated June 1, 2007 (the “Second Amendment”).
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

The Settlement also contained other provisions customary for agreements of this nature.

NOTE 7 – INVENTORY

The following table reflects the components of inventory (in thousands):

	February 29, 2008			May 31, 2007
	Cost	Reserve	Net Value	Cost	Reserve	Net Value
Phones and related accessories	$1,153	$-	$1,153	$1,308	$-	$1,308
Automotive products	646	-	646	1,389	-	1,389
Satellite products	33	-	33	98	-	98
Two-way products	533	-	533	352	-	352
Other	163	(87)	76	229	(111)	118
Total inventory and reserves	$2,528	$(87)	$2,441	$3,376	$(111)	$3,265

General obsolescence reserve	-	(136)	(136)	-	(407)	(407)
Total inventory and reserves	$2,528	$(223)	$2,305	$3,376	$(518)	$2,858

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	February 29, 2008	May 31, 2007

Land	$774	$774
Buildings and leasehold improvements	3,227	3,217
Two-way network infrastructure	1,066	3,321
Office and computer equipment	3,286	850
Signs and displays	1,737	1,826
Other	404	440
	$10,494	$10,428
Accumulated depreciation	(7,200)	(6,807)
	$3,294	$3,621

Depreciation expense was approximately $146,000 and $238,000 for the three months ended February 29, 2008 and February 28, 2007, respectively and $507,000 and $773,000 for the nine months ended February 29, 2008 and February 28, 2007, respectively.

Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method. The following table contains the property, plant and equipment by estimated useful life, net of accumulated depreciation as of February 29, 2008 (in thousands):

	Less than	3 to 4	5 to 9	10 to 14	15 to 19	20 years	Total Net
	3 years	years	years	years	years	and greater	Value
Land	$-	$-	$-	$-	$-	$774	$774
Buildings and leasehold improvements	146	35	193	-	7	1,218	1,599
Two-way network infrastructure	99	16	276	3	-	-	394
Office and computer equipment	123	159	3	-	-	-	285
Signs and displays	65	65	2	-	-	-	132
Other	77	33	-	-	-	-	110
	$510	$308	$474	$3	$7	$1,992	$3,294

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible Assets with Indefinite Lives: In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company performs an annual impairment test of goodwill as well as evaluates this goodwill for recoverability upon any significant change in the business. There were no changes in the carrying amount of intangible assets with indefinite lives for the three and nine months ended February 29, 2008.

The reported goodwill of the Company at February 29, 2008 and May 31, 2007 relates entirely to the two-way radio segment and was recorded in conjunction with the acquisition of the assets of Delta Communications and Electronics, Inc. which was completed in January 2004. The Company evaluates the recoverability of this goodwill at least once annually on March 1st of each year. There have been no changes in the two-way radio segment during the current quarter that would indicate to the Company that the carrying value of its goodwill may have been impaired during the period.

Intangible Assets with Definite Lives: The following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	February 29, 2008			May 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

AT&T distribution agreements and subscriber bases	$10,258	$(5,347)	$4,911	$10,257	$(4,764)	$5,493
FCC licenses	104	(47)	57	104	(39)	65
PCI marketing list	1,235	(1,235)	-	1,235	(1,235)	-
Loan origination fees	352	(78)	274	328	(20)	308
Non-compete agreements	95	(78)	17	95	(63)	32
Internally-developed software	170	(170)	-	170	(170)	-

Balance at February 29, 2008 and May 31, 2007	$12,214	$(6,955)	$5,259	$12,189	$(6,291)	$5,898

Amortization is computed using the straight-line method based on the following estimated useful lives:

AT&T distribution agreements and subscriber bases	1-13 years
FCC licenses	9 years
Loan origination fees	2-5 years
Non-compete agreements	5 years
Internally-developed software	3 years

Total amortization expense for the three months ended February 29, 2008 and February 28, 2007 was approximately $221,000 and $213,000, respectively and $663,000 and $647,000 for the nine months ended February 29, 2008 and February 28, 2007, respectively.

NOTE 10 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of (in thousands):

	February 29,	May 31,
	2008	2007

Accrued payroll and other personnel expense	$1,752	$1,528
Accrued state and local taxes	826	766
Unvouchered accounts payable	3,089	1,977
Customer deposits payable	659	640
Accrued AT&T roamer charges	-	3,790
Other	574	686
Total	$6,900	$9,387

NOTE 11 – LONG-TERM DEBT

Long-term debt at February 29, 2008 and May 31, 2007 consists of the following (in thousands):

	February 29,	May 31,
	2008	2007
Senior debt	$11,154	$9,878
Vehicle notes	19	48
United Commercial Bank debt	2,591	2,650
Jardine Capital Corporation bank debt	645	650
Thermo factoring debt	9,079	8,352
Total long-term debt	23,488	21,578
Less: Current portion	(20,337)	(18,358)
Long-term debt, net	$3,151	$3,220

Current portion of long-term debt at February 29, 2008 and May 31, 2007 consists of the following (in thousands):

	February 29,	May 31,
	2008	2007
Senior debt	$11,154	$9,878
Vehicle notes	16	36
United Commercial Bank debt	80	85
Jardine Capital Corporation bank debt	8	7
Thermo factoring debt	9,079	8,352
Total current portion of long-term debt	$20,337	$18,358

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

TLLP was unable to repay the senior debt obligations that came due on August 15, 2007 but was successful in negotiating extensions through April 17, 2008. The Company was able to extend the maturity date of the obligation on behalf of TLLP through December 11, 2007, by paying Fortress extension fees of approximately $206,000 during the nine months ended February 29, 2008.

Current Presentation of Senior Debt: Concurrent with the PCI Acquisition, PCI, Teletouch and Fortress entered into a Transaction Party Agreement (“TPA”), which provided Fortress with certain control over the ongoing operations of Teletouch and PCI as well as provided for the contingent re-instatement of the liens on PCI assets if certain conditions were not maintained by either Teletouch or PCI (see “Transaction Party Agreement” discussion below for more information). A TPA was required by Fortress in order to assure that PCI or Teletouch would not take actions which in Fortress’ view could reduce the value of Fortress’ security. Under the terms of the TPA both PCI and Teletouch are bound to comply with certain negative covenants. If either PCI or Teletouch breaches the TPA or violates any of the negative covenants then Fortress can reinstate the Senior Debt at PCI to the fullest extent available under the law as if the debt restructuring had never occurred. PCI is conditionally released from having any future payment obligations under the Senior Debt as long as the terms of the TPA are not violated. However, in accordance with SFAS 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities PCI must be legally released from being the primary obligor under the Senior Debt in order to de-recognize this liability. Because of the existence of the TPA which allows Fortress limited control of PCI and Teletouch and a contingent ability to reinstate the debt at PCI, we believe that PCI has not been fully released from being the primary obligor under the Senior Debt as contemplated by SFAS 140 as of February 29, 2008. In addition, Teletouch’s parent, TLLP, assumed the Senior Debt from PCI in August 2006 and is a holding company with no operations with a minimal amount of cash on hand and may be dependent upon selling a sufficient number of shares it owns in Teletouch common stock or upon the cash flows of Teletouch through the receipt of future cash dividends to service its outstanding debt obligations. The Company has no current agreements with TLLP to fund cash nor does it have any current plans to declare dividends in order to allow TLLP to meet the debt obligations. Therefore, PCI and Teletouch will continue to report the senior debt obligation payable to Fortress as a liability on their balance sheet until such time as the debt is fully satisfied by TLLP or when PCI and Teletouch are released from the TPA.

Thermo Factoring Debt: On February 26, 2008, Teletouch entered into a second amendment to the factoring facility with Thermo Credit, LLC (“Thermo”) to provide for, among other items, (i) an increase to the gross amount of pledged accounts receivable to $15,000,000 with a continuance of the cash advance rate of 85%; (ii) a one time 1.05% discount fee on the gross amount of pledged receivables; (iii) a 0.95% monthly discount fee on the outstanding gross value of in-process billings that have been advanced against and (iv) the extension of the termination date to February 26, 2010 (the “Second Amended Factoring Agreement”).

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

Significant components of the Company’s deferred taxes are as follows (in thousands):

	February 29, 2008	May 31, 2007

Deferred Tax Assets:
Current deferred tax assets:
Accrued liabilities	$555	$296
Deferred revenue	33	20
Inventories	75	184
Bad debt reserve	391	174
	1,054	674
Valuation allowance	(1,037)	(674)
Current deferred tax assets, net of valuation allowance	17	-

Non-current deferred tax assets:
Net operating loss	9,689	10,154
Intangible assets	150	105
Fixed assets	314	192
Licenses	22	24
Other	2	2
	10,177	10,477
Valuation allowance	(10,069)	(10,477)
Non-current deferred tax assets, net of valuation allowance	108	-

Deferred Tax Liabilities:
Current deferred tax liabilities:
Other	17	-

Non-current deferred tax liabilities:
Intangible assets	12	-
Fixed assets	96	-
	108	-

Net Current Deferred Tax Asset	$-	$-

Net Non-Current Deferred Tax Asset	$-	$-

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

	Twelve Months Ending February 28 or February 29,

	Total	2009	2010	2011	2012	Thereafter

Operating leases	$6,890	$1,103	$755	$576	$408	$4,048

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

NOTE 14 – SHAREHOLDERS’ EQUITY

Common Stock Purchase Warrants: In November 2002, the Company issued 6,000,000 redeemable common stock purchase warrants as part of a debt restructuring transaction completed in fiscal year 2003 (the “GM Warrants”).  At February 29, 2008 and May 31, 2007, the Company had 6,000,000 GM Warrants issued and outstanding. The GM Warrants were exercisable beginning in December of 2005 and terminating in December of 2010.  In December of 2007 or earlier upon specific events, the holder of the GM Warrants may require the Company to redeem the warrants at $0.50 per warrant.  Because of this mandatory redemption feature, the Company initially recorded the estimated fair value of the GM Warrants as a long-term liability on its consolidated balance sheet and adjusted the amount to reflect changes in the fair value of the warrants, including accretion in value due to the passage of time, with such changes charged or credited to interest expense through the exercise date of the warrants.  There have been no changes in the fair value of the warrants in the nine months ended February 29, 2008.

At February 29, 2008 and May 31, 2007, the market value of the 6,000,000 redeemable common stock warrants was approximately $1,400,000 and $2,300,000, respectively based on the market closing price of Teletouch’s stock of $0.24 and $0.38 per share as of those dates respectively; therefore, the redemption value of $3,000,000 more closely approximates the fair value of the GM Warrants at February 29, 2008 and May 31, 2007. As of February 29, 2008 and May 31, 2007, $3,000,000 is recorded as a current liability on the Company’s consolidated balance sheet related to these obligations. Due to certain conflicting dates in the May 17, 2002 restructuring agreement that provided for the redeemable warrants and the actual warrant agreements issued to the GM Warrant holders in December 2002, the warrants could have become exercisable on the fifth anniversary of the restructuring agreement, which would have caused these warrants to become fully exercisable on May 17, 2007. Due to this possibility, the Company has recorded the full $3,000,000 liability as of February 29, 2008 and May 31, 2007.

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

As of February 29, 2008, approximately 30,659 Non-Qualified Options and 52,000 Incentive Options are outstanding under the 1994 Plan, and approximately 172,664 Non-Qualified Options and 1,798,750 Incentive Options are outstanding under the 2002 Plan.

A summary of option activity for the nine months ended February 29, 2008 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at June 1, 2007	2,749,905	$0.33	8.66	$307,951
Nine months ended February 29, 2008
Granted	40,000	0.24	-
Exercised	(500,000)	0.12	-
Forfeited	(235,832)	0.79	-
Outstanding at February 29, 2008	2,054,073	0.33	7.80	$59,250

Options exercisable at February 29, 2008	1,404,488	$0.34	7.34	$39,700

The following table summarizes the status of the Company’s non-vested stock options since June 1, 2007:

	Non-vested Options
		Weighted-
	Number of	Average Fair
	Shares	Value
Non-vested at June 1, 2007	1,035,834	$0.29
Granted	40,000	0.22
Vested	(426,249)	0.26
Forfeited	-	-
Non-vested at February 29, 2008	649,585	$0.30

Upon adoption of SFAS 123(R) on June 1, 2006, the Company began estimating the value of employee stock options on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial disclosure in accordance with SFAS 123. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The Company has elected to estimate the expected life of an award based on the SEC approved “simplified method”. The Company calculated its expected volatility assumption required in the Black-Scholes model based on the historical volatility of its stock.  The Company recorded approximately $28,000 and $23,000 in stock based compensation expense in the consolidated financial statements for the three months ended February 29, 2008 and February 28, 2007, respectively. The Company recorded approximately $88,000 and $40,000 in stock based compensation expense in the consolidated financial statements for the nine months ended February 29, 2008 and February 28, 2007, respectively.

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

The Company entered into certain related party transactions during the three and nine months ended February 29, 2008 and February 28, 2007 with PCCI and TLLP, both companies controlled by Robert McMurrey, Chairman and Chief Executive Officer of Teletouch, as follows:

In June 2006, the Company loaned $250,000 to PCCI for the purpose of allowing PCCI to enter into an option agreement with Air-bank, Inc., a non-affiliated prepaid cellular technology company (“Air-bank”).  The $250,000 was to be used to secure a management and option agreement with Air-bank providing PCCI the option to acquire up to 55% interest in Air-bank.  As of the date of this report, the loan balance remains at $250,000 with no interest accruing and continues to be the largest amount the Company has loaned to PCCI to date.  The Company also provided certain leased office space to Air-bank beginning in June 2006 and continuing through February 29, 2008.  The Company receives less than $1,000 per month from Air-bank related to the leased office space.

In August 2006, TLLP paid certain legal fees on behalf of the Company related to the debt restructuring and the reorganization of its commonly controlled companies.  The Company has recorded this $63,000 expense in the three months ended August 31, 2006.  As of February 29, 2008, $63,000 remains payable to TLLP by the Company.

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

The following tables summarize the Company’s operating financial information by each segment for the three and nine months ended February 29, 2008 and February 28, 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
Operating revenues:
Service, rent and maintenance revenue
Cellular	$6,634	$5,944	$20,208	$18,371
Two-way	526	510	1,410	1,451
Other	93	178	376	617
Total	7,253	6,632	21,994	20,439

Product sales revenue
Cellular	1,915	2,343	5,806	6,983
Wholesale	3,200	3,178	10,260	9,779
Two-way	562	742	1,843	2,469
Other	439	668	1,566	2,034
Total	6,116	6,931	19,475	21,265

Operating revenue
Cellular	8,549	8,287	26,014	25,354
Wholesale	3,200	3,178	10,260	9,779
Two-way	1,088	1,252	3,253	3,920
Other	532	846	1,942	2,651
Total	13,369	13,563	41,469	41,704

Operating expenses:
Cost of service, rent and maintenance
(exclusive of depreciation and amortization included below)
Cellular	1,981	2,326	6,529	7,509
Two-way	463	567	1,443	1,683
Other	51	182	241	709
Total	2,495	3,075	8,213	9,901

Cost of products sold
Cellular	1,970	2,454	5,732	6,994
Wholesale	2,789	2,843	9,028	8,637
Two-way	446	461	1,337	1,677
Other	315	415	1,138	1,121
Total	5,520	6,173	17,235	18,429

Selling and general and administrative
Cellular	1,475	1,758	4,976	5,334
Wholesale	365	340	1,165	1,079
Two-way	153	173	392	493
Corporate	2,486	2,542	8,074	7,492
Other	217	304	673	911
Total	4,696	5,117	15,280	15,309

Depreciation and amortization
Two-way	61	59	181	181
Corporate	306	392	989	1,239
Total	367	451	1,170	1,420

Gain on forgiveness of trade payable obligation to AT&T
Corporate	-	-	(3,824)	-

Loss (gain) on disposal of assets
Two-Way	-	1	-	(4)
Corporate	(17)	-	(34)	19
Total Operating expenses	13,061	14,817	38,040	45,074

Operating income (loss) from continuing operations
Cellular	3,123	1,749	8,777	5,517
Wholesale	46	(5)	67	63
Two-way	(35)	(9)	(100)	(110)
Corporate	(2,775)	(2,934)	(5,205)	(8,750)
Other	(51)	(55)	(110)	(90)
Total	308	(1,254)	3,429	(3,370)

Interest expense, net
Two-way	-	(1)	(2)	(14)
Corporate	(1,014)	(719)	(3,025)	(2,712)
Total	(1,014)	(720)	(3,027)	(2,726)

Income (loss) from continuing operations before income tax expense	(706)	(1,974)	402	(6,096)

Income tax expense
Corporate	60	62	179	88

Net income (loss) from continuing operations	(766)	(2,036)	223	(6,184)

Gain on sale of assets related to discontinued paging operations	-	-	-	163
Income from discontinued paging operations	-	-	-	449
Loss on sale of assets related to discontinued security monitoring operations	-	-	-	(78)
Net income from discontinued operations	-	-	-	534
Net income (loss)	(766)	(2,036)	223	(5,650)
Participation rights of common stock purchase warrants in undistributed earnings	-	-	(24)	-
Net income (loss) applicable to common shareholders	$(766)	$(2,036)	$199	$(5,650)

The Company identifies its assets by segment. Significant assets of the Company’s corporate offices include cash, property and equipment and loan origination costs.  The Company’s assets by segment as of February 29, 2008 and May 31, 2007 are as follows:

	February 29, 2008				May 31, 2007

	Total Assets	Property and Equipment, net	Goodwill, Net	Intangible Assets, net	Total Assets	Property and Equipment, net	Goodwill, Net	Intangible Assets, net

Segment
Cellular	$16,062	$376	$-	$4,891	$15,807	$553	$-	$5,456
Two-way	2,034	541	343	94	1,937	637	343	134
Wholesale	1,880	18	-	-	2,885	1	-	-
Corporate	6,291	2,336	-	274	11,242	2,376	-	308
Other	264	23	-	-	431	54	-	-
Totals	$26,531	$3,294	$343	$5,259	$32,302	$3,621	$343	$5,898

During the three and nine months ended February 29, 2008 and February 28, 2007, the Company did not have a single customer that represented more than 10% of total segment revenues.

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

Service, Rent and Maintenance Revenue for the Three and Nine Months Ended February 29, 2008 and February 28, 2007

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

(dollars in thousands)	February 29,	February 28,	2008 vs 2007
	2008	2007	$ Change	% Change

Three Months Ended
Service, rent, and maintenance revenue
Cellular operations
Gross cellular subscription billings	$15,713	$15,092	$621	4%
Net revenue adjustment (revenue share due AT&T)	(9,079)	(9,307)	228	-2%
Net revenue reported from cellular subscription billings	6,634	5,785	849	15%
Other service revenue	-	159	(159)	-100%
Cellular operations total service revenues:	6,634	5,944	690	12%

Two-way radio operations	526	510	16	3%
Other operations	93	178	(85)	-48%

Service, rent, and maintenance revenue	$7,253	$6,632	$621	9%

Nine Months Ended
Service, rent, and maintenance revenue
Cellular operations
Gross cellular subscription billings	$47,318	$44,732	$2,586	6%
Net revenue adjustment (revenue share due AT&T)	(27,269)	(26,975)	(294)	1%
Net revenue reported from cellular subscription billings	20,049	17,757	2,292	13%
Other service revenue	159	614	(455)	-74%
Cellular operations total service revenues:	20,208	18,371	1,837	10%

Two-way radio operations	1,410	1,451	(41)	-3%
Other operations	376	617	(241)	-39%

Service, rent, and maintenance revenue	$21,994	$20,439	$1,555	8%

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

Service, Rent and Maintenance Revenue Discussion for the Three and Nine Months Ended February 29, 2008 and February 28, 2007

The increase in the cellular operation’s gross cellular subscription billings for the three and nine months ended February 29, 2008 compared to the three and nine months ended February 28, 2007 resulted primarily from an increase in wireless data charges.  The Company’s customers continued the trend of purchasing phones with internet capabilities, resulting in an increase of data charges of approximately $924,000 and $2,499,000 for the three and nine months ended February 29, 2008 compared to the three and nine months ended February 28, 2007.  In addition, the Company recorded an increase in customer feature revenue due to a rate increase on the Company’s phone insurance program.  The increases were partially offset by a decrease in access charges due to a declining subscriber base.  The Company had approximately 80,000 subscribers as of February 29, 2008 compared to approximately 83,000 subscribers as of February 28, 2007.

The decrease in other service revenues from the Company’s cellular operations for the three and nine months ended February 29, 2008 compared to the same periods in the prior fiscal year is attributable to a decrease in commission and residual revenue earned from a decrease in DISH and DIRECTV satellite television installations.

The decrease in service, rent and maintenance revenue from the Company’s other operations for the three and nine months ended February 29, 2008 compared to the three and nine months ended February 28, 2007 is primarily due to the disposal of PCI’s paging operations in 2008 and a declining subscriber base for local and long distance phone services.  After the acquisition of PCI in August 2006, the Company determined certain ancillary businesses were no longer viable and were subsequently phased out or eliminated.  As a result, service revenue related to PCI’s paging business declined by approximately $37,000 and $108,000 for the three and nine months ended February 29, 2008, respectively compared to the same period in fiscal year 2007. Local and long distance phone services declined by approximately $40,000 and $87,000 for the three and nine months ended February 29, 2008, respectively compared to the same period in the prior year.

Cost of Service, Rent and Maintenance for the Three and Nine Months Ended February 29, 2008 and February 28, 2007

Cost of service, rent and maintenance expense consist of the following significant components:

(dollars in thousands)	February 29,	February 28,	2008 vs 2007
	2008	2007	$ Change	% Change

Three Months Ended
Cost of service, rent and maintenance
Cellular operations	$1,981	$2,326	$(345)	-15%
Two-way operations	463	567	(104)	-18%
Other operations	51	182	(131)	-72%

Total cost of service, rent and maintenance	$2,495	$3,075	$(580)	-19%

Nine Months Ended
Cost of service, rent and maintenance
Cellular operations	$6,529	$7,509	$(980)	-13%
Two-way operations	1,443	1,683	(240)	-14%
Other operations	241	709	(468)	-66%

Total cost of service, rent and maintenance	$8,213	$9,901	$(1,688)	-17%

Cost of Service, Rent and Maintenance Discussion for the Three and Nine Months Ended February 29, 2008 and February 28, 2007

The decrease in cost of service, rent and maintenance from the Company’s cellular operations for the three and nine months ended February 29, 2008 compared to the same periods from the prior fiscal year is attributable to a reduction in salaries, wages and other personnel costs due to a reduction in personnel from the restructure of the Company’s business units in August 2007.  Salary, wages and personnel costs decreased by approximately $139,000 and $282,000 for the three and nine months ended February 29, 2008, respectively compared to the three and nine months ended February 28, 2007. In addition the reduction in roamer costs due to the Settlement and Release Agreement the Company negotiated with AT&T in June 2007 (see Note 5 – “Relationship with Cellular Carrier” for further information) contributed to the reduction in cost of services for the three and nine months ended February 29, 2008 compared to the same periods from the prior fiscal year.  Roamer costs decreased by approximately $498,000 and $1,399,000 for the three and nine months ended February 29, 2008, respectively compared to the three and nine months ended February 28, 2007.  The reduction in cost of services was partially offset by an increase in bad debt expense of approximately $320,000 and $460,000 for the three and nine months ended February 29, 2008, respectively compared to the three and nine months ended February 28, 2007.

The decrease in cost of service, rent and maintenance related to the Company’s two-way operations for the three and nine months ended February 29, 2008 compared to the three and nine months ended February 28, 2007 is primarily due to the decrease in expenses related to Teletouch’s telemetry business.  In fiscal year 2007, the Company decided not to actively support expanding the telemetry operations due to market competition and product development costs. Subsequently, the service costs from these operations decreased from a continued decline in the number of telemetry subscribers.

The decrease in cost of service, rent and maintenance from  the Company’s other operations for the three and nine months ended February 29, 2008 is primarily due to a decrease in costs related to PCI’s answering service and paging businesses. Answering service costs decreased by approximately $67,000 and $263,000 for the three and nine months ended February 29, 2008, respectively compared to the same periods in the prior fiscal year.  The costs related to paging business decreased by approximately $19,000 and $82,000 for the three and nine months ended February 29, 2008, respectively compared to the same periods in the prior fiscal year.  After the acquisition of PCI in August 2006, the Company determined these ancillary businesses were no longer viable and were subsequently phased out or eliminated.

Sales Revenue and Cost of Products Sold for the Three and Nine Months ended February 29, 2008 and February 28, 2007

(dollars in thousands)	February 29,	February 28,	2008 vs 2007
	2008	2007	$ Change	% Change

Three Months Ended
Product Sales Revenue
Cellular	$1,915	$2,343	$(428)	-18%
Wholesale	3,200	3,178	22	1%
Two-Way	562	742	(180)	-24%
Other	439	668	(229)	-34%
Total product sales revenue	$6,116	$6,931	$(815)	-12%

Cost of products sold
Cellular	1,970	2,454	(484)	-20%
Wholesale	2,789	2,843	(54)	-2%
Two-Way	446	461	(15)	-3%
Other	315	415	(100)	-24%
Cost of products sold	$5,520	$6,173	$(653)	-11%

Nine Months Ended
Product Sales Revenue
Cellular	$5,806	$6,983	$(1,177)	-17%
Wholesale	10,260	9,779	481	5%
Two-Way	1,843	2,469	(626)	-25%
Other	1,566	2,034	(468)	-23%
Total product sales revenue	$19,475	$21,265	$(1,790)	-8%

Cost of products sold
Cellular	5,732	6,994	(1,262)	-18%
Wholesale	9,028	8,637	391	5%
Two-Way	1,337	1,677	(340)	-20%
Other	1,138	1,121	17	2%
Cost of products sold	$17,235	$18,429	$(1,194)	-6%

Sales Revenue and Cost of Products Sold Discussion for the Three and Nine Months Ended February 29, 2008 and February 28, 2007

Product sales revenue: The decline in product sales from the Company’s cellular operations for the three and nine months ended February 29, 2008 compared to the three and nine months ended February 28, 2007 is primarily due to a decline in the average selling price of cellular handsets and corresponding cellular accessory sales.   Cellular activations decreased by approximately 6% for both the three and nine months ended February 29, 2008 compared to the same periods in the prior fiscal year.   In addition, car audio equipment sales from the cellular operations decreased by approximately 42% in the nine months ending February 29, 2008 compared to the nine months ending February 28, 2007 which contributed to the overall decrease in cellular product sales period over period.

The decrease in product sales from the Company’s the two-way radio operations is partially attributable to fewer radio communication system upgrades for municipalities because of decreased federal grant funding. Two-way radio and part sales decreased by approximately $288,000 and $825,000 for the three and nine months ended February 29, 2008, respectively compared to the same periods in the prior fiscal year. In addition, sales related to telemetry equipment decreased by approximately $23,000 and $101,000 for the three and nine months ended February 29, 2008, respectively compared to the three and nine months ended February 28, 2007. The decrease in sales was partially offset by an increase in sales from the Company’s emergency vehicle product (“EVP”) business.  Sales related to the EVP business increased by approximately $116,000 and $307,000 for the three and nine months ended February 29, 2008, respectively compared to the three and nine months ended February 28, 2007.

The decrease in product sales from the Company’s other operations for the three and nine months ended February 29, 2008 compared to the same period from the prior fiscal year is primarily related to a decrease in sales from the car dealer expediter business due to decreased demand for aftermarket automotive and car audio products. Sales from the Company’s car dealer expediter business decreased by approximately $153,000 and $357,000 for the three and nine months ended February 29, 2008, respectively compared to the same periods from the prior fiscal year.

Cost of products sold:  The decrease in cost of products sold is due primarily to the overall decrease in the Company’s product sales revenues for the three and nine months ended February 29, 2008 compared to the three and nine months ended February 28, 2007.   The reduction in costs was less than the reduction in sales due to lower profit margins earned on the sale of cellular handsets and accessories from the Company’s cellular operations along with lower margins from the Company’s wholesale and car dealer expediter business.

Selling and General and Administrative Expenses for the Three and Nine Months ended February 29, 2008 and February 28, 2007

Selling and general and administrative expenses consist of the following significant components:

(dollars in thousands)	February 29,	February 28,	2008 vs 2007
	2008	2007	$ Change	% Change

Three Months Ended
Selling and general and administrative
Salaries and other personnel expenses	$3,018	$3,426	$(408)	-12%
Office expense	544	505	39	8%
Advertising expense	309	285	24	8%
Professional fees	246	386	(140)	-36%
Taxes and licenses fees	61	78	(17)	-22%
Stock-based compensation expense	28	23	5	22%
Other expenses	490	414	76	18%

Total selling and general and administrative	$4,696	$5,117	$(421)	-8%

Nine Months Ended
Selling and general and administrative
Salaries and other personnel expenses	$9,948	$9,325	$623	7%
Office expense	1,578	1,511	67	4%
Advertising expense	983	828	155	19%
Professional fees	877	2,155	(1,278)	-59%
Taxes and licenses fees	155	196	(41)	-21%
Stock-based compensation expense	88	40	48	120%
Other expenses	1,651	1,254	397	32%

Total selling and general and administrative	$15,280	$15,309	$(29)	0%

Selling and General and Administrative Expenses Discussion for the Three and Nine Months Ended February 29, 2008 and February 28, 2007

The decrease in salaries and other personnel expenses for the three months ended February 29, 2008 compared to the three months ended February 28, 2007 is attributable to a decrease in bonus and commission expenses as a result of a decrease in personnel due to the restructure of the Company’s business units in August 2007.  Total expenses for bonuses and commissions decreased by approximately $454,000 in the three months ended February 29, 2008 compared to the same period from the prior fiscal year. The increase in salaries and other personnel expenses for the nine months ended February 29, 2008 compared to the nine months ended February 28, 2007 is due to an increase in severance expenses of approximately $346,000 related to the restructure of the Company’s business units in August 2007.  In addition contract labor and employee health insurance expenses increased by approximately $174,000 and $66,000 in the nine months ended February 29, 2008, respectively compared the same period from the prior fiscal year.

The increase in advertising expense for the three and nine months ended February 29, 2008 compared to the three and nine months ended February 28, 2007 is a result of the Company aggressively advertising through print media including newspaper advertising and the use of promotional flyers with customer billing.

The decrease in professional fees for the three and nine months ended February 29, 2008 compared to the three and nine months ended February 28, 2007 is due to legal costs related to PCI’s debt restructure and the acquisition of PCI in the first quarter of fiscal year 2007.  There were no similar occurring expenses recorded in fiscal year 2008.

The increase in stock-based compensation expense for the three and nine months ended February 29, 2008 compared to the same periods from the prior fiscal year is due to the Company issuing stock options to the Company’s executive management and directors in the second, third and fourth quarter of fiscal year 2007 and the third quarter of fiscal year 2008.  The compensation expense is recognized ratably over the vesting period of the options.

The increase in other expenses for the three and nine months ended February 29, 2008 compared to the three and nine months ended February 28, 2007 is primarily attributable to approximately $206,000 in fees paid to extend the maturity date of PCI’s Senior Debt with Fortress. In addition the Company experienced an increase in computer related costs of approximately $54,000 in the nine months ended February 29, 2008 compared to the nine months ended February 28, 2007.

Other Operating Expenses for the Three and Nine Months Ended February 29, 2008 and February 28, 2007

(dollars in thousands)
	February 29,	February 28,	2008 vs 2007
	2008	2007	$ Change	% Change

Three Months Ended
Other Operating Expenses
Depreciation and amortization:
Depreciation	$146	$238	$(92)	-39%
Amortization	221	213	8	4%
Total depreciation and amortization	367	451	(84)	-19%
Loss(gain) on disposal of assets	(17)	1	(18)	1800%

Total other operating expenses	$350	$452	$(102)	-23%

Nine Months Ended
Other Operating Expenses
Depreciation and amortization:
Depreciation	$507	$773	$(266)	-34%
Amortization	663	647	16	2%
Total depreciation and amortization	1,170	1,420	(250)	-18%
Gain on forgiveness of trade payable obligation to AT&T	(3,824)	-	(3,824)	100%
Loss(gain) on disposal of assets	(34)	15	(49)	327%

Total other operating expenses (income)	$(2,688)	$1,435	$(4,123)	-287%

The decrease in depreciation for the three and nine months ended February 29, 2008 compared to the three and nine months ended February 28, 2007 is attributable to the Company’s minimal purchases of fixed assets for its corporate offices and retail locations as well as a reduction in capital expenditures related to the two-way network infrastructure.  In addition, the age of certain existing capital assets also contributed to the decrease in depreciation as these assets became fully depreciated year over year. The slight increase in amortization expense for the three and nine months ended February 29, 2008 is due to loan origination fees related to loans the Company executed in May 2007 to refinance the office building in Fort Worth, TX

Gain on forgiveness of trade payable obligation to AT&T:  On June 1, 2007, the Company entered into a Compromise Settlement and Release Agreement (the “Settlement”) with New Cingular Wireless PCS, LLC (successor in interest to Southwestern Bell Wireless Inc.) as General Partner of the Houston Cellular Telephone Company L.P., successor to Dallas SMSA Limited Partnership (referred to as “AT&T”).  In the Settlement the Company asserted it had incurred damages in connection with alleged actions of AT&T in connection with the Distribution Agreement between both parties effective September 1, 1999, as amended by the Amendment to Distribution Agreement effective November 12, 1999 (the” Distribution Agreement”). The Company’s claims related to the recovery of amounts previously remitted and/or owed to AT&T with respect to intracompany roaming costs and /or charges. These intracompany roaming charges were being assessed as the Company’s customer’s were traveling outside their home calling area but still remained in an area covered by cellular systems owned by AT&T. In connection with the allegation, the Company asserted claims with regard to reimbursement of amounts previously remitted and disputes the amounts owed with respect to such intracompany roaming costs and/or charges. In addition to the claims related to intracompany roaming costs and/or charges, the Company asserted claims related to various other actions, including but not limited to equipment and availability, rate plan disclosures, additional distribution, the provisions of billing and usage information, claims related to the customers billed by the Company, along with other dealings and transactions between both parties and those arising out of and in connections with the Distribution Agreement (the “Dispute”). Also in the Settlement, AT&T denied liability with respect to the Dispute.

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

Loss (gain) on disposal of assets:  The increase in the gain on the disposal of assets for the three months ended February 29, 2008 compared to the three months ended February 28, 2007 is due to the gain recorded on the disposal of PCI’s paging business.  No similar transactions occurred in the third quarter of fiscal year 2007. The increase in the gain on the disposal of assets for the nine months ended February 29, 2008 compared to the nine months ended February 28, 2007 is also related to the disposal of PCI’s paging business as well as  the sale of discontinued video and sound displays which were once located in the Hawk Electronics retail stores.  No similar transactions occurred in the nine months ended February 28, 2007.

Interest Expense, Net of Interest Income for the Three and Nine Months Ended February 29, 2008 and February 28, 2007

(dollars in thousands)	February 29,	February 28,	2008 vs 2007
	2008	2007	$ Change	% Change
Three Months Ended
Interest expense (income)
Senior debt	$439	$370	$69	19%
Warrant redemption notes payable	-	125	(125)	-100%
Thermo factoring debt	501	216	285	132%
Mortgage debt	75	10	65	650%
Other	(1)	(1)	-	0%

Total interest expense, net	$1,014	$720	$294	41%

	February 29,	February 28,	2008 vs 2007
	2008	2007	$ Change	% Change
Nine Months Ended
Interest expense (income)
Senior debt	$1,276	$1,432	$(156)	-11%
Subordinated debt	-	306	(306)	-100%
Warrant redemption notes payable	-	359	(359)	-100%
Thermo factoring debt	1,526	596	930	156%
Mortgage debt	231	25	206	824%
Other	(6)	8	(14)	-175%

Total interest expense, net	$3,027	$2,726	$301	11%

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

In order raise sufficient cash to make the $10,000,000 payment to Fortress, PCI entered into a new factoring facility with Thermo secured by PCI’s accounts receivable, which provided approximately up to $10,000,000 of available advances against PCI’s accounts receivable (the “Thermo Factoring Debt”).  On August 11, 2006 approximately $6,200,000 was advanced to PCI under the factoring facility, which was primarily used to make the required payment to Fortress. The Thermo factoring facility was further amended in May 2007 and February 2008.  As of February 2008, the factoring facility provides cash funding up to $15,000,000, depending on the amount of accounts receivable available to pledge to Thermo. The discount fees on each of the advanced fundings by Thermo are recorded as interest expense on the Company’s Consolidated Statement of Operations.

The increase in interest expense for the three months ended February 29, 2008 compared to the three months ended February 28, 2007 is due to an increase in discount fees incurred on the factoring debt facility with Thermo due to an increased borrowing capability, which resulted from an increase in cellular billings.  In addition the Company recorded interest expense associated with the borrowings received from Thermo Credit, LLC on the advances against future customer obligations beginning in May 2007. The increase of interest expense recorded in the third quarter of fiscal year 2008 is offset with a decrease in interest expense recorded related to the common stock purchase warrants (the “GM Warrants”), which were fully accreted as of May 31, 2007.

The increase in interest expense for the nine months ended February 29, 2008 compared to the nine months ended February 28, 2007 is also due to the increase in discount fees incurred on the factoring debt facility with Thermo as mentioned above.  This increase is offset with a decrease in non-cash interest expense related to PCI’s Senior Debt with Fortress due to the principal payment made in the first quarter of fiscal year 2007 as well as a decrease in non-cash interest expense related to PCI’s former subordinated debt, which was assumed by TLLP through a capital contribution transaction in August 2006.  In addition the decrease in interest expense related to the common stock purchase warrants also helped offset the increase in interest expense recorded in the nine months ended February 29, 2008 compared to the nine months ended February 28, 2007.

Income Tax Expense for the Three and Nine Months Ended February 29, 2008 and February 28, 2007

In all the periods presented, the combined operations of the Company did not generate a federal tax liability. Income tax expense remained flat in the three months ended February 29, 2008 compared to the three months February 28, 2007 but increased by approximately $91,000 in the nine months ended February 29, 2008 compared to the same period from the prior fiscal year. The increase is due to an increase in state tax expense primarily related to the Texas margin tax.  The Texas margin tax is calculated by using the Company’s gross receipts from business conducted in Texas each fiscal year less a cost of goods sold deduction.  The provisions of the Texas margin tax became effective for the Company in fiscal year 2008.

FINANCIAL CONDITION

(dollars in thousands)	Nine Months Ended
	February 29,	February 28,	2008 vs 2007
	2008	2007	$ Change

Cash provided by (used in) operating activities	$(5,583)	$4,951	$(10,534)
Cash provided by (used in) investing activities	(172)	3,145	(3,317)
Cash provided by (used in) financing activities	671	(6,758)	7,429
Net increase (decrease) in cash	$(5,084)	$1,338	$(6,422)

Operating Activities

The decrease in cash provided by operations during the nine months ended February 29, 2008 compared to the nine months ended February 28, 2007 is primarily attributable to a decrease in the Company’s accounts payable balances.  During the first quarter of fiscal year 2008, the Company recognized a $3,824,000 non-cash gain on forgiveness of a trade payable obligation to AT&T related to disputed intracompany roaming costs and/or charges by AT&T due to a settlement agreement, which was executed between the Company and AT&T in June 2007.  The agreement settled all claims against the Company related to the recovery of amounts previously remitted and/or owed to AT&T with respect to intracompany roaming costs and/or charges.  The Company continued to accrue for the monthly intracompany roaming costs and/or charges billed by AT&T in its Consolidated Statement of Operations but delayed the payment of other accounts payable due to AT&T until final resolution of the dispute. As a result of the agreement, the Company was required to pay $4,661,000 of its past due accounts payable in June 2007 to settle outstanding payables owed to AT&T.  The decrease is also related to a change in the Company’s accounts receivable balances primarily the result of increased data charges from the Company’s cellular subscriber base.

Investing Activities

The decrease in cash provided by investing activities for the nine months ended February 29, 2008 compared to the nine months ended February 28, 2007 is due to the sale of the assets of Teletouch’s paging business which resulted in proceeds of approximately $3,000,000 in the first quarter of fiscal year 2007.

Financing Activities

The increase in cash provided by financing activities for the nine months ended February 29, 2008 compared to the nine months ended February 28, 2007 is primarily due to a $10,000,000 principal payment made to the PCI senior debt holder, Fortress Credit Corporation, offset by borrowings received from Thermo Credit, LLC due to the factoring of the PCI accounts receivable beginning in August 2006 with no similar transactions occurring in the nine months ended February 29, 2008.

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

Going Concern Matters

The Company had a working capital deficit of approximately $22,760,000 and $24,029,000 at February 29, 2008 and May 31, 2007, respectively, and a shareholders’ deficit of approximately $17,015,000 and $17,387,000 at February 29, 2008 and May 31, 2007, respectively.  The Company’s senior debt (the “Senior Debt”) payable to Fortress totaled approximately $11,154,000 and $9,878,000 at February 29, 2008 and May 31, 2007, respectively. The Senior Debt was due and payable in full on April 14, 2006. In September 2005, the Company executed amendments with its senior and subordinated debt holders under, which they agreed to waive the existing events of default and defer interest payments on the subordinated debt until after the maturity of the Senior Debt on April 14, 2006. In August 2006, prior to the acquisition by Teletouch, PCI was successful in negotiating a restructuring of its debt obligations with both its senior and subordinated lenders under which it was fully released from the balance of $9,782,000 in subordinated debt which was converted to redeemable equity at Teletouch’s parent company, TLL Partners, LLC (“TLLP”). TLLP also assumed the full balance remaining on PCI’s senior debt obligations (after a $10,000,000 cash payment to the lender by the PCI) and PCI was conditionally released from having any future payment obligations under the Senior Debt and all liens on the assets of PCI were conditionally released as long as certain terms of a Transaction Party Agreement (“TPA”) by and among PCI, Teletouch, TLLP and the senior lender, Fortress Credit Corp. (“Fortress”) were not violated (see Note 3 “Acquisition of Progressive Concepts, Inc.” for further information on the Company’s debt restructuring). The TPA provided Fortress with certain control over the ongoing operations of Teletouch and PCI as well as provided for the contingent re-instatement of the liens on PCI assets if certain conditions were not maintained by either Teletouch or PCI. A TPA was required by Fortress in order to assure that PCI or Teletouch would not take actions which in Fortress’ view could reduce the value of Fortress’ security. Under the terms of the TPA both PCI and Teletouch are bound to comply with certain negative covenants. If either PCI or Teletouch breaches the TPA or violates any of the negative covenants then Fortress can reinstate the Senior Debt at PCI to the fullest extent available under the law as if the debt restructuring had never occurred. PCI is conditionally released from having any future payment obligations under the Senior Debt as long as the terms of the TPA are not violated. However, in accordance with Statement of Financial Accounting Standard No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), PCI must be legally released from being the primary obligor under the Senior Debt in order to de-recognize this liability. Because of the existence of the TPA which allows Fortress limited control of PCI and Teletouch and a contingent ability to reinstate the debt at PCI, we believe that PCI has not been fully released from being the primary obligor under the Senior Debt as contemplated by SFAS 140 as of February 29, 2008. In addition, TLLP is a holding company with no operations with a minimal amount of cash on hand and may be dependent upon selling a sufficient number of shares it owns in Teletouch common stock or upon the cash flows of Teletouch through the receipt of future cash dividends to service its outstanding debt obligations. The Company has no current agreements with TLLP to fund cash nor does it have any current plans to declare dividends in order to allow TLLP to meet the debt obligations. Therefore, PCI and Teletouch will continue to report the Senior Debt as a liability on its balance sheet until such time as the debt is fully satisfied by TLLP or when PCI and Teletouch are released from the TPA.

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

In addition the Company’s factoring debt obligation with Thermo has been presented as a current liability on the Company’s consolidated balance sheet at February 29, 2008 and May 31, 2007, in accordance with EITF 95-22, because the factoring agreement requires a lockbox agreement under which customer payments on accounts are directed to a lockbox controlled by Thermo and because certain subjective acceleration rights are retained by Thermo under the agreement. However, the stated maturity date of the obligation is February 2010. The factoring debt obligations at February 29, 2008 and May 31, 2007, were approximately $9,079,000 and $8,352,000, respectively.

As a result of the above conditions, there exists substantial doubt about the Company’s ability to continue as a going concern.  No adjustments have been made to the Company’s financial statements as a result of this uncertainty.

Obligations and Commitments

As of February 29, 2008, our contractual payment obligations under our long-term debt agreements and operating leases for office and transmitter locations are indicated in the table below.  For purposes of the table below, other current liabilities is comprised of certain redeemable common stock warrants issued in conjunction with the Company’s debt restructuring in May 2002.  Also included below under debt obligations is a senior debt obligation that was assumed by Teletouch’s parent company, TLLP, in August 2006.  This senior debt obligation continues to be reported by Company as discussed below.

Payments Due By Period
(in thousands)

	Twelve Months Ending February 28 or February 29,
Significant Contractual Obligations	Total	2009	2010	2011	2012	Therafter

Debt obligations, including interest	$24,485	$20,841	$277	$274	$274	$2,819
Operating lease obligations	6,890	1,103	755	576	408	4,048
Other current liabilities	3,000	3,000	-	-	-	-
Total significant contractual cash obligaitons	$34,375	$24,944	$1,032	$850	$682	$6,867

Redeemable Common Stock Purchase Warrants: In November 2002, the Company issued 6,000,000 redeemable common stock purchase warrants as part of a debt restructuring it completed in fiscal year 2003 (the “GM Warrants”).  The GM Warrants were redeemable in December 2007 at $0.50 each but they have not been redeemed as of February 29, 2008 pending a new payment arrangement with the warrant holders.  As of  February 29, 2008 and May 31, 2007, the Company has recorded these warrants as a current liability at their fair value of $3,000,000 (shown above under “Other current liabilities”).  The GM Warrants were being accreted in value over time to their redemption value of $3,000,000 in May 2007 according to their original terms.  See Note 14 of Notes to the Consolidated Financial Statements for additional information on the GM Warrants.

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

Concurrently with the PCI Acquisition, PCI, Teletouch and Fortress entered into a Transaction Party Agreement (“TPA”), which provided Fortress with certain control over the ongoing operations of Teletouch and PCI as well as provided for the contingent re-instatement of the liens on PCI assets if certain conditions were not maintained by either Teletouch or PCI.  A TPA was required by Fortress in order to assure that PCI or Teletouch would not take actions which in Fortress’ view could reduce the value of Fortress’ security.  Under the terms of the TPA both PCI and Teletouch are bound to comply with certain negative covenants.  If either PCI or Teletouch breaches the TPA or violates any of the negative covenants then Fortress can reinstate the Senior Debt at PCI to the fullest extent available under the law as if the debt restructuring had never occurred.  PCI is conditionally released from having any future payment obligations under the Senior Debt as long as the terms of the TPA are not violated.  However, in accordance with Statement of Financial Accounting Standard No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), PCI must be legally released from being the primary obligor under the Senior Debt in order to de-recognize this liability.  Because of the existence of the TPA which allows Fortress limited control of PCI and Teletouch and a contingent ability to reinstate the debt at PCI, we believe that PCI has not been fully released from being the primary obligor under the Senior Debt as contemplated by SFAS 140 as of February 29, 2008.  In addition, TLLP is a holding company with no operations with a minimal amount of cash on hand and may be dependent upon selling a sufficient number of shares it owns in Teletouch common stock or upon the cash flows of Teletouch through the receipt of future cash dividends to service its outstanding debt obligations.   The Company has no current agreements with TLLP to fund cash nor does it have any current plans to declare dividends in order to allow TLLP to meet the debt obligations. Therefore, PCI and Teletouch will continue to report the Senior Debt as a liability on its balance sheet until such time as the debt is fully satisfied by TLLP or when PCI and Teletouch are released from the TPA.

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

Accounts receivable are presented net of an allowance for doubtful accounts of $626,000 and $527,000 at February 29, 2008 and May 31, 2007, respectively.  Based on the information available to the Company, management believes the allowance for doubtful accounts as of those periods are adequate.  However, actual write-offs may exceed the recorded allowance.

Reserve for Inventory Obsolescence: Inventories are stated at the lower of cost (primarily on a moving average basis), which approximates actual cost determined on a first-in, first-out (“FIFO”) basis, or fair market value and are comprised of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors, including recent sales trends, industry market conditions and economic conditions. In assessing the reserve, management also considers price protection credits or other incentives, such as volume incentive rebates the Company has received from the vendor. In addition, management established specific valuation allowances for discontinued inventory based on its prior experience liquidating this type of inventory.  Through the Company’s wholesale distribution channel, it is successful in liquidating the majority of any inventory that becomes obsolete.  The Company has many different electronics suppliers, all of which provide reasonable notification of model changes, which allows the Company to minimize its level of discontinued or obsolete inventory. Actual results could differ from those estimates.  Inventories are stated on the Company’s consolidated balance sheet net of a reserve for obsolescence of $223,000 and $518,000 at February 29, 2008 and May 31, 2007, respectively.

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

The Company’s review of the carrying value of its tangible long-lived assets at May 31, 2007 indicated the carrying value of these assets were recoverable through estimated future cash flows.  Because of the sustained losses the Company has incurred during the past several years, the Company also reviewed the market values of these assets.  The review indicated the market value exceeded the carrying value at May 31, 2007.  There were no significant events in the third quarter of fiscal year 2008 which required the Company to review the carrying value of its tangible long-lived assets. However, if the cash flow estimates or the significant operating assumptions upon which they are based change in the future, Teletouch may be required to record impairment charges related to its long-lived assets.

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

The evaluation of the Company’s long-lived intangible assets is discussed in Note 2 under “Intangible Assets.” Under the same premise as the long-lived tangible assets, their market values were also evaluated at May 31, 2007, and the Company determined that based primarily on the market value and supported by the Company’s cash flow projections, there was no impairment of these assets. There were no significant events in the third quarter of fiscal year 2008 which required the Company to review the carrying value of its long-lived intangible assets. However, if the cash flow estimates or the significant operating assumptions upon which they are based change in the future, Teletouch may be required to record impairment charges related to its long-lived assets.

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

Stock-Based Compensation: Upon adoption of SFAS No. 123(R), “Share-Based Payments,” (“SFAS 123R”), on June 1, 2006, we began estimating the value of employee stock options on the date of grant using the Black-Scholes model. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The Company has elected to estimate the expected life of an award based on the SEC approved “simplified method”. We calculated our expected volatility assumption required in the Black-Scholes model based on the historical volatility of our stock. As of June 1, 2006, we adopted the modified prospective transition method, and its effect is included in our consolidated financial statements for the three and nine months ended February 29, 2008 and 2007.  We will update these assumptions on at least an annual basis and on an interim basis if significant changes to the assumptions are warranted.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We did not have any foreign currency hedges or other derivative financial instruments as of February 29, 2008.  We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments.  Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

Item 4. Controls and Procedures

   (a)  Controls and Procedures

As of the end of the period covered by this Report, under the supervision and with the participation of management, including the Chief Executive Officer, President and Chief Financial Officer (the “Certifying Officers”), the Company conducted an evaluation of its disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. The Certifying Officers have evaluated our disclosure controls as of February 29, 2008 and have determined that certain control deficiencies (discussed below) constitute a material weakness in our system of internal control over financial reporting as of such date.

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

As of February 29, 2008 the Company is delinquent in filings its Quarterly Reports on Form 10-Q for the periods ended August 31, 2006, November 30, 2006 and February 28, 2007.  The Company is considering requesting relief from the SEC on filing its delinquent fiscal year 2007 Quarterly Reports on Form 10-Q.

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

The Company had a working capital deficit of approximately $22,760,000 and $24,029,000 at February 29, 2008 and May 31, 2007, respectively, and a shareholders’ deficit of approximately $17,015,000 and $17,387,000 at February 29, 2008 and May 31, 2007, respectively.  The Company’s senior debt (the “Senior Debt”) payable to Fortress totaled approximately $11,154,000 and $9,878,000 at February 29, 2008 and May 31, 2007, respectively. The Senior Debt was due and payable in full on April 14, 2006. In September 2005, the Company executed amendments with its senior and subordinated debt holders under, which they agreed to waive the existing events of default and defer interest payments on the subordinated debt until after the maturity of the Senior Debt on April 14, 2006. In August 2006, prior to the acquisition by Teletouch, PCI was successful in negotiating a restructuring of its debt obligations with both its senior and subordinated lenders under which it was fully released from the balance of $9,782,000 in subordinated debt which was converted to redeemable equity at Teletouch’s parent company, TLL Partners, LLC (“TLLP”). TLLP also assumed the full balance remaining on PCI’s senior debt obligations (after a $10,000,000 cash payment to the lender by the PCI) and PCI was conditionally released from having any future payment obligations under the Senior Debt and all liens on the assets of PCI were conditionally released as long as certain terms of a Transaction Party Agreement (“TPA”) by and among PCI, Teletouch, TLLP and the senior lender, Fortress Credit Corp. (“Fortress”) were not violated (see Note 3 “Acquisition of Progressive Concepts, Inc.” for further information on the Company’s debt restructuring). Subsequent to the acquisition of PCI, Teletouch continued to report this senior debt obligation on it financial statements because in accordance with Generally Accepted Accounting Principles (“GAAP”), it was concluded that PCI was not fully released as the primary obligor, as defined under GAAP, due to certain provisions of the contingent release in August 2006 which could allow the lender to reinstate the debt and the liens as if they had never been released.  Therefore, PCI and Teletouch will continue to report the Senior Debt as a liability on its balance sheet until such time as the debt is fully satisfied by TLLP or when PCI and Teletouch are released from the TPA. The Company is continuing to seek additional debt and equity financing to ensure it is able to meet its remaining trade and debt obligations as well as provide sufficient working capital to continue and grow its operations. If it is unsuccessful in its efforts to secure additional financing, the Company may be unable to meet its obligations and might be forced to seek protection from its creditors.

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

As of February 29, 2008, the Company is delinquent in filing its Quarterly Reports on Form 10-Q for the quarters ended August 31, 2006, November 30, 2006 and February 28, 2007. The Company is considering requesting relief from the SEC on filing its delinquent fiscal year 2007 Quarterly Reports on Form 10-Q.

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