Form 10-Q
period 2009-11-30
TELETOUCH COMMUNICATIONS INC
filed 2010-01-14
CIK 928659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2009

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date:  Common Stock, $0.001 par value, 48,739,002 shares at January 14, 2010.

TELETOUCH COMMUNICATIONS, INC.

TABLE OF CONTENTS

		Page No.

	Part I. Financial Information

Item 1.	Financial Statements - Teletouch Communications, Inc .	4

	Consolidated Balance Sheets as of November 30, 2009 (unaudited)
	and May 31, 2009 (unaudited)	4

	Consolidated Statements of Operations – Three and Six Months Ended
	November 30, 2009 (unaudited) and November 30, 2008 (unaudited)	6

	Consolidated Statements of Cash Flows - Six Months Ended
	November 30, 2009 (unaudited) and November 30, 2008 (unaudited)	7

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52

Item 4T.	Controls and Procedures	52

	Part II. Other Information

Item 1.	Legal Proceedings	53

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 3.	Defaults Upon Senior Securities	54

Item 4.	Submission of Matters to a Vote of Security Holders	54

Item 5.	Other Information	54

Item 6.	Exhibits	54

	Signatures	55

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

PART 1 – FINANCIAL INFORMATION

Item 1.   Financial Statements

TELETOUCH COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

ASSETS

	November 30,	May 31,
	2009	2009
CURRENT ASSETS:

Cash	$5,408	$4,642
Certificates of deposit-restricted	100	300
Accounts receivable, net of allowance of $501 at November 30, 2009 and $486 at May 31, 2009	5,419	5,853
Unbilled accounts receivable	2,720	3,002
Inventories, net of reserve of $246 at November 30, 2009 and $242 at May 31, 2009	1,930	1,547
Notes receivable	20	903
Prepaid expenses and other current assets	597	652
Patent held for sale	257	-
Total Current Assets	16,451	16,899

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $7,185 at November 30, 2009 and $7,118 at May 31, 2009	2,814	2,949

GOODWILL	343	343

INTANGIBLE ASSETS, net of accumulated amortization of $8,476 at November 30, 2009 and $7,996 at May 31, 2009	3,929	4,165

TOTAL ASSETS	$23,537	$24,356

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	November 30,	May 31,
	2009	2009
CURRENT LIABILITIES:

Accounts payable	$9,807	$11,167
Accounts payable-related party	93	95
Accrued expenses and other current liabilities	6,198	6,790
Current portion of long-term debt	549	1,313
Deferred revenue	299	339
Total Current Liabilities	16,946	19,704

LONG-TERM DEBT, net of current portion	16,528	15,103

TOTAL LIABILITIES	33,474	34,807

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' DEFICIT:
Common stock, $.001 par value, 70,000,000 shares authorized, 49,916,189 shares issued and 48,739,002 and 49,051,980 shares outstanding at November 30, 2009 and May 31, 2009	50	50
Additional paid-in capital	51,116	50,947
Treasury stock, 1,177,187 shares held at November 30, 2009 and 864,209 shares held at May 31, 2009	(216)	(185)
Accumulated deficit	(60,887)	(61,263)
Total Shareholders' Deficit	(9,937)	(10,451)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$23,537	$24,356

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2009	2008	2009	2008

Operating revenues:
Service, rent, and maintenance revenue	$6,556	$6,744	$13,214	$13,746
Product sales revenue	7,323	4,448	12,123	10,332
Total operating revenues	13,879	11,192	25,337	24,078

Operating expenses:
Cost of service, rent and maintenance (exclusive of depreciation and amortization included below)	1,910	2,274	3,875	4,708
Cost of products sold	6,668	4,089	11,072	9,392
Selling and general and administrative	3,975	4,170	8,173	8,675
Depreciation and amortization	319	355	645	729
Loss (gain) on disposal of assets	-	(1)	1	(1)
Total operating expenses	12,872	10,887	23,766	23,503
Operating income	1,007	305	1,571	575

Interest expense, net	(569)	(619)	(1,072)	(1,254)

Income (loss) before income tax expense	438	(314)	499	(679)
Income tax expense	62	81	123	162
Net income (loss)	$376	$(395)	$376	$(841)

Income (loss) per share applicable to common shareholders - basic and diluted	$0.01	$(0.01)	$0.01	$(0.02)

Weighted average basic and diluted shares outstanding	48,739,002	49,051,980	48,817,674	49,051,980

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	November 30,
	2009	2008
Operating Activities:
Net income (loss)	$376	$(841)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	645	729
Non-cash compensation expense	169	86
Non-cash interest expense	32	76
Provision for losses on accounts receivable	489	382
Provision for inventory obsolescence	3	146
Loss (gain) on disposal of assets	1	(1)
Changes in operating assets and liabilities:
Accounts receivable	227	660
Inventories	(386)	95
Notes receivable	-	4
Prepaid expenses and other assets	55	104
Accounts payable	(1,362)	(451)
Accrued expenses and other current liabilities	(592)	150
Deferred revenue	(40)	17
Net cash provided by (used in) operating activities	(383)	1,156

Investing Activities:
Purchases of property and equipment	(40)	(211)
Redemption of certificates of deposit	200	-
Net proceeds from sale of assets	2	1
Receipts from (issuance of) notes receivable	601	(263)
Net cash provided by (used in) investing activities	763	(473)

Financing Activities:
Proceeds from long-term debt	1,373	250
Payments on long-term debt	(956)	(645)
Payments on redeemable common stock purchase warrants	-	(1,500)
Purchase of treasury stock	(31)	-
Net cash provided by (used in) financing activities	386	(1,895)

Net increase (decrease) in cash	766	(1,212)
Cash at beginning of period	4,642	4,729

Cash at end of period	$5,408	$3,517
Supplemental Cash Flow Data:
Cash payments for interest	$1,040	$1,187
Cash payments for income taxes	$272	$235
Non-Cash Transactions:
Transfer of redeemable common stock purchase warrants to long-term debt	$-	$1,500
Capitalization of loan origination fees	$244	$-
Intangible asset received for payment of note receivable	$257	$-
Fixed assets received for payment of note receivable	$25	$-

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

For over 40 years, Teletouch has offered a comprehensive suite of telecommunications products and services under the Teletouch and AT&T® brands, including cellular, two-way radio, GPS-telemetry, wireless messaging and public safety/emergency response products and services. Teletouch operates approximately 20 retail stores and service locations in Texas. Locations include both “Teletouch” and “Hawk Electronics” branded in-line and free-standing stores and service centers. The Teletouch branded locations offer the Company’s own two-way radio network. Teletouch’s wholly-owned subsidiary, Progressive Concepts, Inc. (“PCI”) is a Master Distributor and Authorized Provider of cellular voice, data and entertainment services though AT&T Mobility (“AT&T”) to consumers, businesses and government agencies and markets these services under the Hawk Electronics brand name. For over 20 years, PCI has offered various communication services on a direct bill basis and today services approximately 66,000 cellular subscribers. PCI sells consumer electronics products and cellular services through its stores, its own network of Hawk-branded sub-agents stores, its own direct sales force and on the Internet at various sites, including its primary consumer-facing sites: www.hawkelectronics.com and www.hawkexpress.com. The Company handles all aspects of the wireless customer relationship, including:

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

Basis of Presentation: In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification 105 (“ASC”), Generally Accepted Accounting Principles, which became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. This pronouncement reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections and will be effective for financial statements issued for reporting periods that end after September 15, 2009. This will have an impact on our financial disclosures since all future references to authoritative accounting literature will be references in accordance with ASC 105.

The accompanying unaudited interim consolidated financial statements included herein as of November 30, 2009 and for each of the three and six months ended November 30, 2009 and 2008, have been prepared by the Company without an audit, pursuant to accounting principles generally accepted in the United States of America and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of Teletouch Communications, Inc. and our wholly-owned subsidiaries (collectively, the “Company” or “Teletouch”). Teletouch Communications, Inc. owns all of the shares of Progressive Concepts, Inc., a Texas corporation (“PCI”), Teletouch Licenses, Inc., a Delaware corporation (“TLI”), Visao Systems, Inc., a Delaware corporation (“Visao”) and TLL Georgia, Inc., a Delaware corporation (“TLLG”). PCI is the primary operating business of Teletouch. TLI is a company formed for the express purpose of owning all of the FCC licenses utilized by Teletouch on its two-way radio network. Visao is a company formed to develop and distribute the Company’s telemetry products, which as of the date of this Report are no longer being sold. Currently Visao is maintained as a shell company with no operations. TLLG was formed for the express purpose of entering into an asset purchase agreement with Preferred Networks, Inc. in May 2004 and ceased operations following the sale of the Company’s paging business in August 2006. TLLG is currently a shell company. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of financial position, results of operations and cash flows for the interim periods presented have been made. The results of operations for the three and six months ended November 30, 2009, are not necessarily indicative of the results which will be realized for the year ending May 31, 2010.

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

In accordance with ASC 855, Subsequent Events, we evaluated subsequent events through the date and time our consolidated financial statements were issued on January 14, 2010.

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

Certificates of Deposit-Restricted: From time to time, the Company is required to issue standby letters of credit to it suppliers to secure purchases made under the credit terms provided by these suppliers. The Company deposits funds into a certificate of deposit and instructs that bank to issue the standby letter of credit to the benefit of the supplier. All such funds are reported as restricted funds until such time as the supplier releases the letter of credit requirement. As of November 30, 2009 and May 31, 2009, the Company had a $100,000 and $300,000, respectively, cash certificate of deposit securing a standby letter of credit with one of its suppliers.

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

Accounts receivable are presented net of an allowance for doubtful accounts of $501,000 and $486,000 at November 30, 2009 and May 31, 2009, respectively. Based on the information available to the Company, management believes the allowance for doubtful accounts as of those periods are adequate. However, actual write-offs may exceed the recorded allowance.

The Company evaluates its write-offs on a monthly basis. The Company determines which accounts are uncollectible, and those balances are written-off against the Company’s allowance for doubtful accounts balance.

Reserve for Inventory Obsolescence: Inventories are stated at the lower of cost (primarily on a moving average basis), which approximates actual cost determined on a first-in, first-out (“FIFO”) basis, or fair market value and are comprised of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors including recent sales trends, industry market conditions and economic conditions. In assessing the reserve, management also considers price protection credits the Company expects to recover from its vendors when the vendor cost on certain inventory items is reduced shortly after purchase of the inventory by the Company. In addition, management establishes specific valuation allowances for discontinued inventory based on its prior experience liquidating this type of inventory. Through the Company’s wholesale distribution channel, it is successful in liquidating the majority of any inventory that becomes obsolete. The Company has many different electronics suppliers, all of which provide reasonable notification of model changes, which allows the Company to minimize its level of discontinued or obsolete inventory. Inventories are stated on the Company’s consolidated balance sheet net of a reserve for obsolescence of $246,000 and $242,000 at November 30, 2009 and May 31, 2009, respectively. Actual results could differ from these estimates.

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
life or term of lease

Intangible Assets: Intangible assets are comprised of certain definite lived assets as well as a single indefinite lived asset which is goodwill. Goodwill is not amortized but evaluated annually (or more frequently) for impairment under ASC 350, Intangibles-Goodwill and Other, (“ASC 350”). Definite lived intangible assets, including capitalized loan origination costs, the purchase and development of key distribution agreements, purchased subscriber bases and FCC license acquisition costs, are amortized over the estimated useful life of the asset and reviewed for impairment upon any triggering event that gives rise to any question as to the assets ultimate recoverability as prescribed under ASC 360, Property, Plant and Equipment, (“ASC 360”).

Indefinite Lived Intangible Assets: The Company only has one category of indefinite lived intangible asset, which is goodwill. Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized but instead tested for impairment at least annually in accordance with the guidance provided by ASC 350. Under ASC 350, goodwill testing for impairment is a two-step process. The first step compares the fair value of a reporting unit that has goodwill assigned to its carrying value. The fair value of a reporting unit using discounted cash flow analysis is estimated. If the fair value of the reporting unit is determined to be less than its carrying value, a second step is performed to compute the amount of goodwill impairment, if any. Step two allocates the fair value of the reporting unit to the reporting unit’s net assets other than goodwill. The excess of the reporting unit’s fair value over the amounts assigned to its net assets other than goodwill is considered the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the carrying value of its goodwill. Any shortfall represents the amount of goodwill impairment. Under the guidance of ASC 350, companies are required to test for impairment of goodwill at least annually. Teletouch’s goodwill asset was initially recorded in January 2004 as part of the purchase of the two-way radio assets of Delta Communications, Inc. The Company tests this goodwill annually on March 1st, the first day of its fourth fiscal quarter, of each year unless an event occurs that would cause the Company to believe the value is impaired at an interim date.

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

Amortization of the distribution agreements, subscriber bases, FCC licenses and internally developed software is considered an operating expense and included in “Depreciation and Amortization” in the accompanying consolidated statements of operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life.

Impairment of Long-lived Assets: In accordance with ASC 360, the Company evaluates the recoverability of the carrying value of its long-lived assets based on estimated undiscounted cash flows to be generated from such assets. If the undiscounted cash flows indicate an impairment, then the carrying value of the assets evaluated is written-down to the estimated fair value of those assets. In assessing the recoverability of these assets, the Company must project estimated cash flows, which are based on various operating assumptions, such as average revenue per unit in service, disconnect rates, sales productivity ratios and expenses. Management develops these cash flow projections on a periodic basis and reviews the projections based on actual operating trends. The projections assume that general economic conditions will continue unchanged throughout the projection period and that their potential impact on capital spending and revenues will not fluctuate. Projected revenues are based on the Company’s estimate of units in service and average revenue per unit as well as revenue from various new product initiatives. Projected revenues assume a stable to slightly declining cellular service revenue while projected operating expenses are based upon historic experience and expected market conditions adjusted to reflect an expected decrease in expenses resulting from cost saving initiatives.

The most significant long-lived tangible asset owned by the Company is the Fort Worth, Texas corporate office building and the associated land. The Company has received periodic appraisals of the fair value of this property and in each instance the appraised value exceeded the carrying value of the property.

Asset Held for Sale: In accordance with ASC 360, the Company will reclassify certain long-lived assets as a current asset held for sale on the Company’s consolidated balance sheet if certain requirements are met. In order for an asset to be held for sale under the provisions of ASC 360, management must determine the asset is to be held for sale in its current condition, an active plan to complete the sale of the asset has been initiated and the sale of the asset is probable within one year. The Company evaluated the hotspot network patent it acquired during the public auction of all of Air-bank, Inc.’s assets in July 2009 and has determined this asset met all the criteria for an asset held for sale under ASC 360. At November 30, 2009, the patent is recorded as a current asset held for sale on the Company’s consolidated balance sheet for approximately $257,000.

Provision for Income Taxes: The Company accounts for income taxes in accordance with ASC 740, Income Taxes, (“ASC 740”) using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences, net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods. As of November 30, 2009 and May 31, 2009, the Company has recorded a valuation allowance against the full amount of its net deferred tax assets even though it does forecast taxable income for fiscal year 2010, but the Company is not able to reasonably forecast taxable income beyond this year. The inability to foresee taxable income in future years makes it more likely than not that the Company will not realize its recorded deferred tax assets in future periods.

On November 1, 2005, the Company became a member of the consolidated tax group of Progressive Concepts Communications, Inc. (“PCCI”) as a result of PCCI’s gaining control of over 80% of the outstanding common stock of Teletouch on that date. PCCI gained control of Teletouch’s common stock through the conversion by TLL Partners, LLC (“TLLP”), PCCI’s wholly-owned subsidiary, of all of its shares of the Company’s outstanding Series C Preferred Stock into 43,500,000 shares of common stock on November 1, 2005. As of November 1, 2005, TLLP was a disregarded entity for federal tax purposes since it was at that time a single member limited liability company. Therefore, the parent of Teletouch for federal tax purposes was deemed to be PCCI. The Company continued to account for its taxes under ASC 740 and record its deferred taxes on a stand-alone basis while part of PCCI’s consolidated tax group. In August 2006, as a result of certain debt restructuring activities involving TLLP, Teletouch’s direct parent and PCCI’s wholly-owned subsidiary, the Company broke from the PCCI tax group due to new TLLP shares that were issued as part of this restructuring, which resulted in TLLP no longer being disregarded for tax purposes. Beginning in August 2006 and through the date of this Report, TLLP is taxed as a partnership and the Company is again separately liable for its federal income taxes.

Revenue Recognition: Teletouch recognizes revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” and ASC 605, Revenue Recognition, (“ASC 605”). In general, ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable and (4) collectibility is reasonably assured. Teletouch believes, relative to sales of products, that all of these conditions are met; therefore, product revenue is recognized at the time of shipment.

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

Since 1987, Teletouch’s subsidiary, PCI, has held agreements with AT&T, which allowed PCI to offer cellular service and provide the billing and customer services to its subscribers. PCI is compensated for the services it provides based upon sharing a portion of the monthly billings revenues with AT&T. PCI is responsible for the billing and collection of cellular charges from these customers and remits a percentage of the cellular billings generated to AT&T. Based on its relationship with AT&T, the Company has evaluated its reporting of revenues under ASC 605-45, Revenue Recognition, Principal Agent Considerations (“ASC 605-45”) associated with its services attached to the AT&T agreements. Included in ASC 605-45 are eight indicators that must be evaluated to support reporting gross revenue. These indicators are (i) the entity is the primary obligor in the arrangement, (ii) the entity has general inventory risk before customer order is placed or upon customer return, (iii) the entity has latitude in establishing price, (iv) the entity changes the product or performs part of the service, (v) the entity has discretion in supplier selection, (vi) the entity is involved in the determination of product or service specifications, (vii) the entity has physical loss inventory risk after customer order or during shipment and (viii) the entity has credit risk. In addition, ASC 605-45 includes three additional indicators that support reporting net revenue. These indicators are (i) the entity’s supplier is the primary obligor in the arrangement, (ii) the amount the entity earns is fixed and (iii) the supplier has credit risk. Based on its assessment of the indicators listed in ASC 605-45, the Company has concluded that the AT&T services provided by PCI should be reported on a net basis.

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

Stock-based Compensation: At November 30, 2009 the Company had two stock-based compensation plans for employees and nonemployee directors, which authorize the granting of various equity-based incentives including stock options and stock appreciation rights.

We account for stock-based awards to employees in accordance with ASC 718, Compensation-Stock Compensation, (“ASC 718”) and for stock based awards to non-employees in accordance with ASC 505-50, Equity, Equity-Based Payments to Non-Employees (“ASC 505-50”). Under both ASC 718 and ASC 505-50, we use a fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. For share option instruments issued, compensation cost is recognized ratably using the straight-line method over the expected vesting period.

Cash flows resulting from excess tax benefits are classified as a financing activity. Excess tax benefits are realized from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits as a result of any exercises in stock options in the three and six months ended November 30, 2009 and 2008 because the Company provided for a full valuation allowance against all accrued future tax benefits for all periods presented until its operations improve and the Company is able to forecast taxable income in the future sufficient to utilize its deferred tax assets.

For the six months ended November 30, 2009 and 2008, the Company elected to use the Black-Scholes option-pricing model to calculate the fair value of stock-based awards. The Black-Scholes option-pricing model incorporates various assumptions including volatility, expected life and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option pricing model. The Company has determined that the best measure of expected volatility is based on the historical daily volatility of the Company’s common stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for options issued in the six months ended November 30, 2009 was 240.4 % and ranged from 172.6% to 173.7% for the options issued in the six months ended November 30, 2008. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107 with the continued use of this method extended under the provisions of Staff Accounting Bulletin No. 110. Under this formula, the expected term is equal to: ((weighted-average vesting term + original contractual term)/2). The expected term used by the Company as computed by this method for options issued in the six months ended November 30, 2009 was 5.0 years and ranged from 5.0 years to 6.0 years for the options issued in the six months ended November 30, 2008. The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for options issued in the six months ended November 30, 2009 was 2.55% and ranged from 3.39% to 3.54% for the options issued in the six months ended November 30, 2008. Dividend yield is zero for these options as the Company does not expect to declare any dividends on its common shares in the foreseeable future.

In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption.  The Company has estimated an annualized forfeiture rate of 0.0% for the stock options granted to senior management and the Company’s directors in the six months ended November 30, 2009 and 2008. The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

Options exercisable at November 30, 2009 and May 31, 2009 totaled 3,095,211 and 1,424,326, respectively. The weighted-average exercise price per share of options exercisable at November 30, 2009 and May 31, 2009 was $0.27 and $0.38, respectively, with remaining weighted-average contractual terms of approximately 7.4 years and 6.2 years, respectively.

The weighted-average grant date fair value of options granted during the six months ended November 30, 2009 and 2008 was $0.12 and $0.19, respectively.

At November 30, 2009, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $231,000, which will be amortized over the weighted-average remaining requisite service period of 1.67 years.

Income (loss) Per Share: In accordance with ASC 260, Earnings Per Share, basic income (loss) per share (“EPS”) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding and potential shares outstanding. At November 30, 2009, the Company’s outstanding common stock options totaled 4,603,982 and were excluded from the diluted earnings per share calculation for the three and six months ended November 30, 2009 because the options were not dilutive due to the their exercise price exceeding the Company’s market price of its common stock at November 30, 2009. The Company’s outstanding common stock options totaled 3,911,481 at November 30, 2008 and were not included in the computation of diluted earnings per share due to their antidilutive effect as a result of the net loss incurred during the three and six months ended November 30, 2008.

Recently Adopted Accounting Standards:In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value, (“ASU 2009-05). ASU 2009-05 amends FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements (“ASC 820”). Specifically, ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted market price of the identical liability when trades as an asset or b) quoted prices for similar liabilities or similar liabilities when trades as assets and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust inputs relating to the existence of transfer restrictions on that liability. The adoption of this standard did not have an impact on our financial position or results of operations; however, this standard may impact us in future periods.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “FASB Accounting Standards Codification”, (“SFAS 168”) (“ASC” or “the Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) for all non-governmental entities. FASB then issued Accounting Standards Update (“ASU”) 2009-01, Topic 105-Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168-The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which amended the Codification for the issuance of FAS 168. The Codification, which launched July 1, 2009, changes the referencing and organization of accounting guidance. The Codification became effective for the Company beginning September 1, 2009. The issuance of FASB Codification did not change GAAP and therefore the adoption has only affected how specific references to GAAP literature are disclosed in the notes to our consolidated financial statements.

In May 2009, the FASB issued SFAS No 165, “Subsequent Events”, which has been incorporated into ASC 855, which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued. This guidance became effective for the Company beginning June 1, 2009. The adoption of this guidance did not have an impact on the Company’s consolidated financial position or results of operations. See Note 1- Basis of Presentation and Nature of Business, “Basis of Presentation” for the required disclosure under the newly adopted guidance.

Recently Issued Accounting Standards:

In January 2010, the FASB issued ASU No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (“ASU 2010-01”). ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This ASU codifies the consensus reached by the Emerging Issues Task Force in Issue No. 09-E, "Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash." This guidance is effective for the Company beginning June 1, 2010. The Company does not expect the adoption will have a material impact on its consolidated financial positions or results of operations.

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810)-Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, (“ASU 2009-17”). ASU 2009-17 amends the ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this update also require additional disclosures about an reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. This guidance is effective for the Company beginning June 1, 2010. The Company does not expect the adoption will have a material impact on its consolidated financial positions or results of operations.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements, (“ASU 2009-13”). ASU 2009-13 impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for the Company beginning June 1, 2011. The Company does not expect the adoption will have a material impact on its consolidated financial positions or results of operations.

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

The Company reports its revenues related to the AT&T services on a net basis in accordance with ASC 605-45 as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2009	2008	2009	2008

Gross service, rent and maintenance billings	$13,782	$15,394	$28,177	$31,262
Less: Direct costs paid to AT&T	(7,226)	(8,650)	(14,963)	(17,516)
Net service, rent and maintenance revenue	$6,556	$6,744	$13,214	$13,746

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

NOTE 4 – NOTES RECEIVABLE

	November 30, 2009	May 31, 2009

Mobui Note	$-	$441
Air-bank Note	-	439
Other	20	23
	$20	$903

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

On August 6, 2009, the Company notified Mobui of its payment default and various other defaults under the Note and demanded payment in full. On August 17, 2009, the Company received a $415,000 payment from Mobui which was applied against the Note’s principal balance leaving a balance on the Note of approximately $37,000 related to unpaid accrued interest. As of the quarter ended November 30, 2009, the total unpaid accrued interest due under the Mobui Note was paid in full and the Company released all liens related to the Note.

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

NOTE 5 – INVENTORY

The following table reflects the components of inventory (in thousands):

	November 30, 2009			May 31, 2009
	Cost	Reserve	Net Value	Cost	Reserve	Net Value
Phones and related accessories	$1,365	$-	$1,365	$726	$-	$726
Automotive products	299	-	299	501	-	501
Satellite products	15	-	15	20	-	20
Two-way products	489	(137)	352	527	(113)	414
Other	8	-	8	15	-	15
Total inventory and reserves	$2,176	$(137)	$2,039	$1,789	$(113)	$1,676

General obsolescence reserve	-	(109)	(109)	-	(129)	(129)
Total inventory and reserves	$2,176	$(246)	$1,930	$1,789	$(242)	$1,547

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	November 30, 2009	May 31, 2009

Land	$774	$774
Buildings and leasehold improvements	3,056	3,151
Two-way network infrastructure	1,075	1,177
Office and computer equipment	3,330	3,207
Signs and displays	1,389	1,385
Other equipment	375	373
	$9,999	$10,067
Accumulated depreciation	(7,185)	(7,118)
	$2,814	$2,949

Depreciation expense was approximately $95,000 and $126,000 for the three months ended November 30, 2009 and 2008, respectively and $198,000 and $261,000 for the six months ended November 20, 2009 and 2008, respectively.

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method. The following table contains the property, plant and equipment by estimated useful life, net of accumulated depreciation as of November 30, 2009 (in thousands):

	Less than	3 to 4	5 to 9	10 to 14	15 to 19	20 years	Total Net
	3 years	years	years	years	years	and greater	Value
Land	$-	$-	$-	$-	$-	$774	$774
Buildings and leasehold improvements	21	79	79	-	10	1,229	1,418
Two-way network infrastructure	22	9	216	-	-	-	247
Office and computer equipment	137	126	12	-	-	-	275
Signs & displays	62	5	4	-	-	-	71
Other equipment	18	11	-	-	-	-	29
	$260	$230	$311	$-	$10	$2,003	$2,814

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible Assets with Indefinite Lives: In accordance with ASC 350, the Company performs an annual impairment test of goodwill as well as evaluates this goodwill for recoverability upon any significant change in the business. There was no change in the $343,000 carrying amount of goodwill for the six months ended November 30, 2009.

The reported goodwill of the Company at November 30, 2009 and May 31, 2009 relates entirely to the two-way radio segment and was recorded in conjunction with the acquisition of the assets of Delta Communications and Electronics, Inc. which was completed in January 2004. The Company evaluates the recoverability of this goodwill at least once annually on March 1st of each year. There have been no changes in the two-way radio segment during the current quarter that would indicate to the Company that the carrying value of its goodwill may have been impaired during the period.

Intangible Assets with Definite Lives: The following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	November 30, 2009			May 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

Wireless contracts and subscriber bases	$10,259	$(6,710)	$3,549	$10,258	$(6,326)	$3,932
FCC licenses	103	(67)	36	104	(62)	42
PCI marketing list	1,235	(1,235)	-	1,235	(1,235)	-
Loan origination fees	638	(294)	344	394	(203)	191
Internally developed software	170	(170)	-	170	(170)	-

Balance at August 31,2009 and May 31, 2008	$12,405	$(8,476)	$3,929	$12,161	$(7,996)	$4,165

Amortization is computed using the straight-line method based on the following estimated useful lives:

Wireless contracts and subscriber bases	1-13 years
FCC licenses	9 years
Loan origination fees	2-5 years
Internally-developed software	3 years

Total amortization expense for the three months ended November 30, 2009 and 2008 was approximately $224,000 and $229,000, respectively and $447,000 and $468,000 for the six months ended November 30, 2009 and 2008, respectively.

NOTE 8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of (in thousands):

	November 30,	May 31,
	2009	2009

Accrued payroll and other personnel expense	$1,326	$1,882
Accrued state and local taxes	758	885
Unvouchered accounts payable	2,397	2,826
Customer deposits payable	1,319	585
Other	398	612
Total	$6,198	$6,790

NOTE 9 – LONG-TERM DEBT

Long-term debt at November 30, 2009 and May 31, 2009 consists of the following (in thousands):

	November 30,	May 31,
	2009	2009
United Commercial Bank debt	$2,413	$2,463
Jardine Capital Corporation bank debt	631	635
Thermo revolving credit facility	13,119	12,117
Warrant redemption notes payable	914	1,200
Other notes	-	1
Total long-term debt	17,077	16,416
Less: Current portion	(549)	(1,313)
Long-term debt, net	$16,528	$15,103

Current portion of long-term debt at November 30, 2009 and May 31, 2009 consists of the following (in thousands):

	November 30,	May 31,
	2009	2009
United Commercial Bank debt	$104	$102
Jardine Capital Corporation bank debt	10	10
Thermo revolving credit facility	135	-
Warrant redemption notes payable	300	1,200
Other	-	1
Total current portion of long-term debt	$549	$1,313

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

The Thermo Factoring Debt was constructed by Thermo to be a factoring facility under which PCI would sell its accounts receivable to Thermo at a specified discount rate, subject to certain reserves to be held by Thermo. Upon review of ASC 860, Transfers and Servicing, the Company concluded that all of the required criteria to treat this transaction as a sale of assets were not met by the agreement entered into with Thermo, primarily the criteria that requires that assets must be placed out of the reach of the creditors of the Company to be deemed a sale. Therefore, this financing facility was recorded as debt obligation of the Company with the discount fees paid against batches of receivables pledged against the facility recorded in the period pledged as interest expense.

In prior years, the Company’s factoring debt obligation with Thermo was presented as a current liability on the Company’s consolidated balance sheet, in accordance with ASC 470, Debt, (“ASC 470”) because the factoring agreement requires a lockbox agreement under which customer payments on accounts are directed to a lockbox controlled by Thermo and because certain subjective acceleration rights are retained by Thermo under the agreement. The stated maturity date of the factoring debt was February 2010. As a result of the August 1, 2009 restructuring of its credit facilities with Thermo under which the factoring debt was retired through additional borrowings under an amended revolving credit facility with Thermo, the Company reclassified the $7,493,000 current liability under the Thermo Factoring Debt to a long-term liability under the Thermo Revolving Credit Facility as of May 31, 2009 in accordance with ASC 470.

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

The Second Amended Thermo Revolver provides for the Company to obtain revolving credit loans from Thermo from time to time up to $18,000,000. Borrowings against the Second Amended Thermo Revolver are limited to specific advance rates against the aggregate fair value of the Company’s assets, as defined in the amendment, including real estate, equipment, infrastructure assets, inventory, accounts receivable, intangible assets and notes receivable (collectively, the “Borrowing Base”). The Company is allowed to borrow the lesser of the borrowing base amount or the initial commitment amount of $18,000,000, less a monthly step down amount. If the Company were to maximize its credit line, beginning in December 31, 2009, the availability under the Second Amended Thermo Revolver would be reduced monthly by an amount equal to the average principal balance of loans outstanding against the non-accounts receivable assets in the Borrowing Base for that month divided by sixty (60) (the “Monthly Step Down”). The Company does not expect to make these payments in fiscal year 2010 since the Company’s Borrowing Base is and is expected to remain below the reducing commitment level amount for the next year. The loans outstanding on the accounts receivable component of the Borrowing Base will be increased or decreased through periodic reporting of the Borrowing Base to Thermo. The balance of all principal and interest outstanding under the Second Amended Thermo Revolver is due January 31, 2012. The annual interest rate on the Second Amended Thermo Revolver is the lesser of: (a) the maximum non-usurious rate of interest per annum permitted by applicable Louisiana law or (b) the greater of (i) the prime rate plus 8% or (ii) fourteen percent (14%). Under the terms of the Second Amended Thermo Revolver, the Company must maintain certain financial covenants including a net worth of at least $5,000,000, computed on a fair value basis, at each fiscal quarter, a debt service coverage ratio that ranges between 1.10 and 1.20 over the remaining life of the revolver and an operating income no less than zero at any fiscal quarter. The purpose of the Second Amended Thermo Revolver was to retire the former factoring debt facility with Thermo and to provide additional availability to the Company for its ongoing working capital needs. As of November 30, 2009, the Company has a current repayment liability under the Second Amended Thermo Revolver related to a loan commitment fee obligation of approximately $135,000.

Under the previous Thermo Factoring Debt, the Company had adequate credit availability under the facility but was limited in its ability to borrow additional funds due to declining levels of accounts receivable. With the Second Amended Thermo Revolver, the Company can finance other non-accounts receivable asset purchases by including them in the Borrowing Base. Borrowings by the Company against non-accounts receivable assets are limited to 33.3% of the total amount of loans outstanding under the revolver under the terms of the Second Amended Thermo Revolver, which results in a maximum availability of $5,994,000 against non-accounts receivable assets and $12,006,000 against accounts receivable for a total of $18,000,000. As of November 30, 2009, the Company had approximately $13,119,000 in loans outstanding under the Second Amended Thermo Revolver which includes an obligation of approximately $203,000 related to loan commitment fees under the Second Amended Thermo Revolver. A portion of the loan commitment fee obligation is due and payable on August 1, 2010 with the remaining balance due on August 1, 2011. As of November 30, 2009, $8,551,000 was advanced against accounts receivable and $4,568,000 was advanced against non-accounts receivable assets. The availability to the Company as of November 30, 2009 under the Second Amended Thermo Revolver is approximately $3,455,000 to be borrowed against future accounts receivable and $1,426,000 to be borrowed against non-accounts receivable asset future purchases.

The lien and security interest in substantially all of the Company’s assets, properties, accounts, inventory, goods and the like granted to Thermo under the Thermo Revolver and all other provisions remain the same under the Second Amended Thermo Revolver.

In November 2009, the Company made a draw of approximately $1,400,000 against the Second Amended Thermo Revolver primarily for the use of purchasing inventory for its wholesale business.

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

As of December 12, 2007, the 12 holders of the collective 6,000,000 outstanding GM Warrants (collectively, the “GM Warrant Holders”) had the right to redeem these warrants for an aggregate amount of $3,000,000 in cash or to convert these warrants into an aggregate amount of 6,000,000 shares of Teletouch’s common stock under the terms of their respective warrant agreements. In December 2007, the Company received redemption notices from all of the holders of the GM Warrants. On May 23, 2008, definitive agreements were executed with each of the 12 holders of the GM Warrants (the “Warrant Redemption Payment Agreements”). The Warrant Redemption Payment provided for (i) an initial payment in the total amount of $1,500,000 payable on or before June 2, 2008, (ii) additional 17 equal monthly payments in the amount of $25,000 each, together with interest on the outstanding principal balance at an annual interest rate of 12% beginning July 1, 2008 and (iii) a final single payment in the amount of $1,075,000 due on or before December 10, 2009 (such payments collectively referred to as the “Payments”). The Payments will be divided among each of the GM Warrant Holders based on their proportionate ownership of the previously outstanding GM Warrants. Teletouch’s obligations to make such payments are evidenced by individual promissory notes (the “GM Promissory Notes”) to each of the GM Warrant Holders. In addition, Teletouch will be required to make accelerated payments to the GM Warrant Holders in the event of (i) a sale of Teletouch’s assets not in the ordinary course of its business or (ii) a change of control. The negotiated agreement also contains certain events of default, mutual releases, covenants and other provisions, which are customary for agreements of this nature.

Effective November 1, 2009, the GM Promissory Notes were amended to extend maturity dates to June 10, 2011. The terms of the amendments provided for (i) a one time principal payment of $161,250 payable on or before December 10, 2009, (ii) a continuance of 17 equal monthly payments in the amount of $25,000 each, together with interest on the outstanding principal balance beginning January 10, 2010, (iii) a final single payment in the amount of $488,750 due on or before June 10, 2011 and (iv) the annual interest rate on the outstanding principal balance is increased to 14%, effective November 1, 2009 (such payments collectively referred to as the “Amended Payments”). The Amended Payments will be divided among each of the GM Warrant Holders based on the proportionate outstanding principal balance under the GM Promissory Notes. All other terms of the GM Promissory Notes remain unchanged.

NOTE 10 - INCOME TAXES

Teletouch uses the liability method to account for income taxes under the guidance of ASC 740. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences reverse.

Significant components of the Company’s deferred taxes are as follows (in thousands):

	November 30, 2009	May 31, 2009

Deferred Tax Assets:
Current deferred tax assets:
Accrued liabilities	$645	$748
Deferred revenue	27	32
Inventories	91	88
Bad debt reserve	170	165
	933	1,033
Valuation allowance	(915)	(1,033)
Current deferred tax assets, net of valuation allowance	18	-

Non-current deferred tax assets:
Net operating loss	11,394	11,447
Intangible assets	124	193
Fixed assets	253	256
Licenses	16	18
Other	2	2
	11,789	11,916
Valuation allowance	(11,722)	(11,847)
Non-current deferred tax assets, net of valuation allowance	67	69

Deferred Tax Liabilities:
Current deferred tax liabilities:
Other	18	-
Non-current deferred tax liabilities:
Fixed assets	67	69

Net Current Deferred Tax Asset	$-	$-

Net Non-Current Deferred Tax Asset	$-	$-

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

	Total	2010	2011	2012	2013	Thereafter

Operating leases	$5,395	$691	$488	$357	$339	$3,520

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

NOTE 13 - STOCK OPTIONS

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

As of November 30, 2009, approximately 28,661 Non-Qualified Options and 52,000 Incentive Options are outstanding under the 1994 Plan, and approximately 376,998 Non-Qualified Options and 4,146,323 Incentive Options are outstanding under the 2002 Plan.

A summary of option activity for the six months ended November 30, 2009 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at June 1, 2009	3,910,815	$0.27	7.99	$-
Six months ended November 30, 2009
Granted	693,167	0.12	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at November 30, 2009	4,603,982	0.25	7.79	$2,773

Options exercisable at November 30, 2009	3,095,211	$0.27	7.36	$2,773

The following table summarizes the status of the Company’s non-vested stock options since June 1, 2009:

	Non-vested Options
		Weighted-
	Number of	Average Fair
	Shares	Value
Non-vested at June 1, 2009	2,486,489	$0.20
Granted	693,167	0.11
Vested	(1,670,885)	0.18
Forfeited	-	-
Non-vested at November 30, 2009	1,508,771	$0.18

The Company estimates the fair value of employee stock options on the date of grant using the Black-Scholes model. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The Company has elected to estimate the expected life of an award based on the SEC approved “simplified method.” The Company calculated its expected volatility assumption required in the Black-Scholes model based on the historical volatility of its stock.  The Company recorded approximately $38,000 and $44,000 in stock based compensation expense in the consolidated financial statements for the three months ended November 30, 2009 and 2008, respectively.  The Company recorded approximately $169,000 and $86,000 in stock based compensation expense in the consolidated financial statements for the six months ended November 30, 2009 and 2008, respectively.

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

In August 2006, TLLP paid certain legal fees on behalf of the Company related to the debt restructuring and the reorganization of its commonly controlled companies. The Company recorded these expenses of approximately $63,000 in fiscal year 2007 as well as the related party payable to TLLP for the same amount. In addition the Company received certain dividend payments from investments belonging to TLLP in fiscal year 2009. In the quarter ended November 30, 2009, the Company paid certain expenses on behalf of TLLP which reduced the Company’s related party payable. As of November 30, 2009 approximately $93,000 remains payable to TLLP by the Company.

NOTE 15 – SEGMENT INFORMATION

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

Using this criteria, the Company's three reportable segments are cellular services, wholesale distribution and two-way radio services.

The Company’s cellular business segment represents its core business, which has been acquiring, billing, and supporting cellular subscribers under a revenue sharing relationship with AT&T for over 20 years. The consumer services and retail business within the cellular segment is operated primarily under the Hawk Electronics brand name, with additional business and government sales provided by a direct sales group operating throughout all of the Company’s markets. As a master distributor for AT&T wireless services, the Company controls the entire customer experience, including initiating and maintaining the cellular service agreements, rating the cellular plans, providing complete customer care, underwriting new account acquisitions and providing multi-service billing, collections, and account maintenance. Furthermore, in January 2009, Teletouch entered into a new distribution agreement with T-Mobile USA, Inc. (“T-Mobile”). The Company closed its last two Oklahoma retail locations selling T-Mobile branded cellular services and products in October 2009. Subsequent to these closings, in January 2010, the T-Mobile agreement was terminated due to the Company closing all of its retail locations in the Oklahoma market.

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

The following tables summarize the Company’s operating financial information by each segment for the three and six months ended November 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2009	2008	2009	2008
Operating revenues:
Service, rent and maintenance revenue
Cellular	$5,971	$6,339	$12,164	$12,848
Two-way	544	376	950	788
Other	41	29	100	110
Total	6,556	6,744	13,214	13,746

Product sales revenue
Cellular	935	1,728	2,504	3,592
Wholesale	5,499	1,982	8,014	5,200
Two-way	777	680	1,339	1,337
Other	112	58	266	203
Total	7,323	4,448	12,123	10,332

Operating revenue
Cellular	6,906	8,067	14,668	16,440
Wholesale	5,499	1,982	8,014	5,200
Two-way	1,321	1,056	2,289	2,125
Other	153	87	366	313
Total	13,879	11,192	25,337	24,078

Operating expenses:
Cost of service, rent and maintenance
(exclusive of depreciation and amortization included below)
Cellular	1,499	1,813	3,053	3,753
Two-way	390	424	791	879
Other	21	37	31	76
Total	1,910	2,274	3,875	4,708

Cost of products sold
Cellular	972	1,752	2,560	3,662
Wholesale	5,048	1,775	7,313	4,620
Two-way	573	526	1,015	966
Other	75	36	184	144
Total	6,668	4,089	11,072	9,392

Selling and general and administrative
Cellular	1,116	1,338	2,442	2,761
Wholesale	351	308	630	641
Two-way	126	137	254	274
Corporate	2,334	2,291	4,738	4,705
Other	48	96	109	294
Total	3,975	4,170	8,173	8,675

Depreciation and amortization
Two-way	30	55	62	112
Corporate	289	300	583	617
Total	319	355	645	729

Loss(gain) on disposal of assets
Corporate	-	(1)	1	(1)
Total Operating expenses	12,872	10,887	23,766	23,503

Operating income (loss)
Cellular	3,319	3,164	6,613	6,264
Wholesale	100	(101)	71	(61)
Two-way	202	(86)	167	(106)
Corporate	(2,623)	(2,590)	(5,322)	(5,321)
Other	9	(82)	42	(201)
Total	1,007	305	1,571	575

Interest expense, Net
Two-way	-	-	-	-
Corporate	(569)	(619)	(1,072)	(1,254)
Total	(569)	(619)	(1,072)	(1,254)

Net income (loss) before income taxes	438	(314)	499	(679)

Income tax expense
Corporate	62	81	123	162

Net income (loss)	$376	$(395)	$376	$(841)

The Company identifies its assets by segment. Significant assets of the Company’s corporate offices include cash, property and equipment, notes receivable and loan origination costs.  The Company’s assets by segment as of November 30, 2009 and May 31, 2009 are as follows:

	November 30, 2009			May 31, 2009
	Total Assets	Property and Equipment, net	Intangible Assets, net	Total Assets	Property and Equipment, net	Intangible Assets, net

Segment
Cellular	$9,744	$164	$3,549	$12,751	$195	$3,932
Two-way	1,735	425	379	1,806	467	385
Wholesale	3,657	2	-	1,123	3	-
Corporate	8,355	2,223	344	8,639	2,284	191
Other	46	-	-	37	-	-

Totals	$23,537	$2,814	$4,272	$24,356	$2,949	$4,508

During the three and six months ended November 30, 2009 and 2008, the Company did not have a single customer that represented more than 10% of total segment revenues.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

For over 40 years, Teletouch has offered a comprehensive suite of telecommunications products and services under the Teletouch and AT&T® brands, including cellular, two-way radio, GPS-telemetry, wireless messaging and public safety/emergency response products and services. Teletouch operates approximately 20 retail stores and service locations in Texas. Locations include both “Teletouch” and “Hawk Electronics” branded in-line and free-standing stores. Teletouch’s core-business is acquiring, billing and supporting cellular subscribers under a long-term recurring revenue relationship with AT&T. The distribution agreements with AT&T have been in place for over 20 years. Through its subsidiary, Progressive Concepts Inc., (“PCI”), the Company is a leading provider of AT&T cellular services (voice, data and entertainment), as well as other mobile, portable and personal electronics products and services to individuals, businesses and government agencies. PCI operates a chain of retail stores and sells under the “Hawk Electronics” brand, through Hawk-branded sub-agents, its own direct sales force and Internet. As a master distributor for AT&T, the Company controls the entire customer relationship, including initiating and maintaining the cellular service agreements, rating the cellular plans, providing complete customer care, underwriting new account acquisitions and providing multi-service billing, collections and account maintenance. PCI also operates a national wholesale distribution business, known as PCI Wholesale that serves major carrier agents, rural cellular carriers, smaller consumer and electronic retailers and automotive dealers throughout the country. Teletouch’s original business continues to provide two-way radio products and services on its own network in North and East Texas. In January 2009, Teletouch entered into an Exclusive Retailer Agreement with T-Mobile USA, Inc.(“T-Mobile”). The agreement provided for Teletouch to open, operate and manage mall locations, with the Company's first locations opening in major markets in Oklahoma in February 2009. The Company closed its last two Oklahoma retail locations selling T-Mobile branded cellular services and products in October 2009. Subsequent to these closings, in January 2010, the T-Mobile agreement was terminated due to the Company closing all of its retail locations in the Oklahoma market. In late 2007, Teletouch began selling safety and emergency response vehicle products and services under the brand Teletouch EVP (“Emergency Vehicle Products”). The EVP business is a complementary offering to the Company’s existing two-way radio business and the Company has expanded its product lines to include light bars, sirens and other accessories used in or on emergency response vehicles through a number of distribution agreements with manufacturers of these products. Teletouch also holds an equity stake in Mobui Corporation, a Redmond, Washington based mobile applications developer and provider.

2010 Business Strategy

Summary

Most of the Company’s efforts from August 2006 through fiscal 2009 were focused on the complex integration issues related to the acquisition of PCI, its subsequent reorganization activities, as well as on securing financing to grow its retail business and work to complete one or more acquisitions to provide new avenues of revenue growth for the Company. After rationalizing a number of business units and resizing the workforce over the past two years, Teletouch is better positioned to achieve its financing, retail expansion and acquisition goals. Key to this strategy is and has been leveraging the Company’s various customer relationships, including PCI’s 66,000 cellular subscribers, which are comprised of individuals and businesses of higher than average credit worthiness (due to PCI’s stringent credit standards). The Company believes that there are opportunities to grow revenues in excess of its current cellular revenues with these monthly-billed customers.

The Company’s primary business for over 35 years has been distributing AT&T cellular services under several exclusive master distributor agreements. As of the date of this Report, certain changes to the Company’s relationship with AT&T have occurred, including the expiration of the exclusivity with AT&T under the primary Dallas/Fort Worth (“DFW”) distribution agreement and the commencement of legal action against AT&T by the Company. Following the August 2009 expiration of the DFW distribution agreement, the Company maintained the right to continue servicing its cellular subscriber base until the last subscriber terminates service. Since the launch of the iPhone in June 2007, and following AT&T’s refusal to allow the Company to offer the iPhone to its subscriber base, the Company has experienced higher rates of attrition in its cellular subscriber base due to subscribers having to transfer their service to AT&T to purchase an iPhone. The iPhone and certain other products and services that have been withheld from the Company by AT&T were the primary reasons the Company commenced the legal action against AT&T in September 2009. Following expiration of the DFW agreement and the commencement of the legal action, the Company has not experienced a significant increase in subscriber attrition from the levels experienced since June 2007, nor are subscriber attrition levels expected to increase further during the remainder of 2010. The Company is currently negotiating new cellular carrier distribution relationships and expects to be offering multiple carrier cellular services by the end of the year with the intent of offsetting some of the losses of its AT&T cellular service revenues.

The Company experienced significant declines in revenues during the last year due to the migration of a large number of cellular subscribers to AT&T in order to purchase services and products directly from AT&T that the Company was not allowed to sell, macro-economic issues driving lower cellular and electronics sales in its wholesale business and budgetary constraints imposed on many governmental entities and commercial enterprises resulting in lower sales in the Company’s two-way radio business. In spite of the loss of revenues, the Company was successful in improving its operating results during 2009 and continuing through the first quarter of fiscal 2010 through aggressive cost management and improved margins on the revenues it maintained. During the remainder of fiscal 2010, the Company will continue to manage its costs closely but will focus on developing sources of revenue for all of its business units. These new revenue sources will be several anticipated distribution agreements and, potentially, the acquisition of one or more complementary businesses. Following the acquisition of PCI in August 2006, the Company struggled to complete the required audits because of the condition of PCI’s records. Because of the delays in completing these audits, the Company was unable to maintain a current standing with its regulatory reporting requirements. The Company’s inability to file the required financials hindered the Company’s ability to secure additional financing to grow the business or to complete any of the major acquisitions it has identified. Significant progress was made in 2009 by catching up on its delinquent financial statement audits and filings, and in December 2010, the Company completed and filed all of its required previously delinquent quarterly financial reports which brought the Company into compliance with its reporting requirements as determined by the SEC. The SEC granted the Company relief as to the quarterly filings in the year ended May 31, 2007. The Company is hopeful that it can now secure the necessary financing to complete one or more of these acquisitions in 2010. There is no assurance that any of the acquisitions will be concluded.

Certain non-recurring expenses are expected to be incurred through the remainder of fiscal 2010 related to the arbitration proceeding against AT&T and the startup and expansion costs related to the new products and services. The Company believes that these non-recurring expenses will be manageable and will not materially impair its operating results during 2010. In addition, on October 2, 2009, the Securities and Exchange Commission, delayed the implementation of section 404(b) of the Sarbanes Oxley Act of 2002 for smaller reporting companies until fiscal years ending after June 15, 2010. The impact of this delay is that Teletouch will not be required to have its independent auditors attest to the effectiveness of its internal controls during fiscal 2010 which results in a further reduction of costs anticipated during 2010. Under the current guidance, Teletouch would be required to have an independent audit of its internal controls as of its fiscal year ended May 31, 2011.

Cellular Services

In August 2009, the initial term of the primary distribution agreement between Teletouch’s subsidiary, PCI and AT&T expired. Under this agreement, PCI distributes AT&T cellular services in the DFW market. With the expiration of this agreement, the Company is no longer exclusive to AT&T in DFW, which allows the Company to expand it cellular service offerings in this market for the first time in over 35 years. The August 2009 expiration of the initial term of the DFW distribution agreement also restricts PCI from growing its subscriber base in DFW by limiting new activations and prohibiting AT&T subscribers from moving their service to PCI, but the majority of the provisions of the agreement remain in tact at the option of PCI, including the right for PCI to continue servicing its existing DFW subscribers until there are no more subscribers remaining as customers of PCI. Based on its current subscriber attrition rates, the Company estimates that it will maintain subscribers in DFW for the next eight years. The Company is party to five distribution agreements with AT&T in addition to the distribution agreement covering the DFW market discussed above. Under these other distribution agreements, the Company is allowed to distribute AT&T wireless services, on an exclusive basis, in certain major markets in Texas and Arkansas, including the San Antonio, Texas Metropolitan Statistical Area (“MSA”), Austin, Texas MSA, Houston, Texas MSA, East Texas Regional MSA and Arkansas, including primarily the Little Rock, Arkansas MSA. These distribution agreements have varying terms with the longest extending through October 2012.

In August 2009, the Company received notice from AT&T of its intent not to renew the Houston distribution agreement but let it naturally expire in February 2010 which would allow the Company to continue servicing its small subscriber base in the Houston area through February 2011. In September 2009, the Company received notice from AT&T of its intent to terminate the Arkansas distribution agreement substantially on the grounds the Company did not maintain a sufficient number of retail outlets in that market. The Arkansas agreement would otherwise expire in July 2012. Additionally, AT&T has claimed the San Antonio distribution agreement should have been previously conformed to an agreement similar in form to the Houston agreement in accordance with an agreement reached between the parties in connection with a settlement agreement in June 2007. If the San Antonio agreement were conformed to the Houston agreement, the Company would be allowed to service its San Antonio subscriber base through August 2010. The Company is aggressively disputing the contract matters with AT&T and is hopeful these matters can all be resolved through the arbitration in process over matters related to its DFW distribution agreement (see discussion below). With the exception of the San Antonio and DFW distribution agreements, none of the other distribution agreements are deemed material to the current operations of the Company. The Company cannot provide any assurance that it will be successful in maintaining its Houston, Arkansas or San Antonio distribution agreements beyond their contractual expiration dates.

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

With PCI’s exclusivity to AT&T in the Dallas/Fort Worth market lifted in August 2009 and after being unable to reach an alternate form of agreement with AT&T, the Company has begun actively negotiating final terms under a variety of new cellular carriers, WiFi, WiMax and related wireless communications relationships. The Company expects to begin launching some of these products and services in the later part of the 3rd fiscal quarter and throughout the remainder of 2010. Teletouch’s first new cellular carrier relationship outside of AT&T was formed during fiscal year 2009 that initially contemplates distribution in markets not protected under the exclusivity provisions granted to AT&T under the existing distribution agreements. To provide new and innovative cellular solutions, Teletouch entered into an Exclusive Retailer Agreement with T-Mobile USA, Inc. (“T-Mobile”). The agreement provided for Teletouch to open, operate and manage mall locations, with the Company's first new locations having opened in major markets in Oklahoma. The Company closed its last two Oklahoma retail locations selling T-Mobile branded cellular services and products in October 2009. Subsequent to these closings, in January 2010, the T-Mobile agreement was terminated due to the Company closing all of its retail locations in the Oklahoma market.

During the remainder of fiscal 2010, the Company will focus on expanding distribution of existing products and services to its 66,000 cellular subscribers which primarily reside in the DFW and San Antonio markets in Texas. In addition, the Company will focus on developing the other markets covered by its existing AT&T distribution agreements, starting with the East Texas market where Teletouch currently has personnel and existing infrastructure in place. A primary focus of the Company will be on expanding its product and service offerings through a variety of new distribution agreements that are currently being negotiated. Through these new relationships, the Company will be able to offer its customers a choice in services and additional products and expects to be allowed to expedite expansion of its distribution to other markets.

Wholesale Business

During 2009, a large focus in the wholesale business was on the ongoing credit worthiness of our customers, pricing, margins and inventory turnover. The extensive re-evaluation of the wholesale business in 2009 resulted in certain sustainable operating changes to the business, including office staff reductions, new sales hiring, re-pricing of new and non-current inventory, as well as identified the necessity to grow market share and focus on more exclusive product offerings. The Company will continue to focus on expanding its distributor relationships and expand its product line with a focus on products that it can offer exclusively for wholesale distribution for the remainder of 2010 and expects revenues to improve with the slowly improving economic outlook for the country. In October 2009 the Company started a cellular handset brokerage business selling to volume buyers both domestically and internationally. Initially the Company has primarily brokered phones manufactured by Research In Motion, better known as the manufacturer of Blackberry® cellular handsets. This brokerage business contributed to the increase in product sales for the Company’s wholesale business during the three and six months ended November 30, 2009. The handset brokerage business will decline throughout the remainder of the fiscal year unless the Company is successful in locating a new supplier of cellular handsets as the Company has experienced a lack of certain wholesale cellular handset inventory due to purchasing restrictions from AT&T. The Company is currently pursuing new vendors to purchase the inventory required for the wholesale brokerage business.

Two-Way Radio Operations

For 2010, the Company’s two way division has secured a contract in support of the re-banding efforts being undertaken nationally to migrate public safety communications to frequencies that will not experience interference from certain radio channels operated by Nextel Communications. This project covers the East Texas market and is expected to generate up to $500,000 in installation revenues during the next year. Teletouch’s long-term relationships and reputation with the various governmental entities over its almost 44 year presence in East Texas has allowed the Company to procure this business to date. The Company believes it will be successful in procuring more of this business as a variety of sources of government funds are made available throughout 2010.

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

Since 1987, the Company’s subsidiary, PCI, has held agreements with AT&T, which allowed PCI to offer cellular service and customer service to AT&T customers in exchange for certain compensation and fees. PCI is responsible for the billing and collection of cellular charges from these customers and remits a percentage of the cellular billings generated to AT&T. Based on PCI’s relationship with AT&T, the Company has evaluated its reporting of revenues, under ASC 605-45, Revenue Recognition, Principal Agent Considerations, (“ASC 605-45”) associated with its services attached to the AT&T agreements.

Based on its assessment of the indicators listed in ASC 605-45, the Company has concluded that the AT&T services provided by PCI should be reported on a net basis. PCI does bill and assume the collections risk on 100% of the cellular services used by its customers. However, under a net basis of reporting these revenues, only the excess of the gross customer billings over the contractual percentage of these billed amounts paid to AT&T is reported as revenue on the Company’s consolidated financials.

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

▪	Costs of the Company’s retail stores including personnel, rents and utilities.

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

Service, Rent and Maintenance Revenue for the Three and Six Months Ended November 30, 2009 and 2008

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

(dollars in thousands)	November 30,		2009 vs 2008
	2009	2008	$ Change	% Change

Three Months Ended
Service, rent, and maintenance revenue
Cellular operations
Gross cellular subscription billings	$13,197	$14,989	$(1,792)	-12%
Net revenue adjustment (revenue share due AT&T)	(7,226)	(8,650)	1,424	-16%
Cellular operations total service revenues:	5,971	6,339	(368)	-6%

Two-way radio operations	544	376	168	45%
Other operations	41	29	12	41%

Service, rent, and maintenance revenue	$6,556	$6,744	$(188)	-3%

Six Months Ended
Service, rent, and maintenance revenue
Cellular operations
Gross cellular subscription billings	$27,127	$30,364	$(3,237)	-11%
Net revenue adjustment (revenue share due AT&T)	(14,963)	(17,516)	2,553	-15%
Cellular operations total service revenues:	12,164	12,848	(684)	-5%

Two-way radio operations	950	788	162	21%
Other operations	100	110	(10)	-9%

Service, rent, and maintenance revenue	$13,214	$13,746	$(532)	-4%

Gross cellular subscription billings are measured as the total recurring monthly cellular service charges invoiced to PCI’s cellular subscribers for which a fixed percentage of the dollars invoiced are retained by PCI as compensation for the services it provides to these subscribers and for which PCI takes full (100%) accounts receivable risk before deducting certain revenue sharing amounts that are payable to AT&T under PCI’s master distributor agreements with AT&T. The Company uses the calculation of gross cellular subscription billings to measure the overall growth of its cellular business and to project its future cash receipts from the subscriber base.

Service, Rent and Maintenance Revenue Discussion for the Three and Six Months Ended November 30, 2009 and 2008

The decrease in the Gross cellular subscription billings for the three and six months ended November 30, 2009 compared to the same periods in the prior fiscal year resulted primarily from a decrease in monthly access charges of $1,438,000 and $2,918,000, respectively. The reduction is due to a decline in the Company’s cellular subscriber base which is primarily a result of the Company’s inability to offer the iPhone to its cellular customers resulting in PCI’s cellular subscribers being forced to transfer their service to AT&T in order to purchase the iPhone. The Company had 66,293 cellular subscribers as of November 30, 2009 compared to 76,352 cellular subscribers as of November 30, 2008. In addition, the cellular operations segment experienced a decrease in billings for roamer and toll charges of approximately $300,000 and $698,000 for the three and six months ended November 30, 2009, respectively compared to the same periods in the prior fiscal year. The decrease in roamer and toll charges is a direct result of a declining subscriber base. During the later part of fiscal year 2009 the Company focused on improving its cellular collections efforts on past due cellular account balances and as a result late penalty fee revenues decreased by approximately $116,000 and $249,000 in the three and six months ended November 30, 2009, respectively compared to the same periods in the prior fiscal year. These decreases in revenues were partially offset by an increase in billings for data charges of $147,000 and $457,000 in the three and six months ended November 30, 2009, respectively compared to the same periods in the prior fiscal year as the Company’s customers continued the trend of purchasing phones with internet connection capabilities. In addition, revenues generated from other PCI services such as product warranty revenues and billing related fees generated an additional $152,000 and $319,000 in the three and six months ended November 30, 2009, respectively compared to the three and six months ended November 30, 2008.

The increase in service, rent and maintenance revenue from the Company’s two-way business for the three and six months ended November 30, 2009 compared to the three months and six months ended November 30, 2008 is primarily due to billings related to the City of Tyler radio frequency re-banding project. Total billings recorded for this project was approximately $200,000 in the quarter ended November 30, 2009. The increase in service revenues for the three months ended November 30, 2009 compared to the same period in the prior fiscal year was partially offset by a decrease in maintenance and logic trunked radio (“LTR”) service revenues of approximately $27,000 and $12,000, respectively. The increase in service revenues for the six months ended November 30, 2009 compared to the same period in the prior fiscal year was partially offset by a decrease in maintenance and LTR revenues of approximately $31,000 and $25,000, respectively.

The increase in service, rent and maintenance revenue from the Company’s other operations for the three months ended November 30, 2009 compared to the three months ended November 30, 2008 is due to an increase in sales from the Company’s car dealer expediter business. The decrease in service, rent and maintenance from the Company’s other operations for the six months ended November 30, 2009 compared to the six months ended November 30, 2008 is due to a decrease in service revenue related to the Company’s legacy dial-up internet service. The Company eliminated its dial-up internet services in the later part of fiscal year 2009 and discontinued offering these services to its customers.

Cost of Service, Rent and Maintenance for the Three and Six Months Ended November 30, 2009 and 2008

Cost of service, rent and maintenance expense consist of the following significant components:

(dollars in thousands)	November 30,		2009 vs 2008
	2009	2008	$ Change	% Change

Three Months Ended
Cost of service, rent and maintenance
Cellular operations	$1,499	$1,813	$(314)	-17%
Two-way operations	390	424	(34)	-8%
Other operations	21	37	(16)	-43%

Total cost of service, rent and maintenance	$1,910	$2,274	$(364)	-16%

Six Months Ended
Cost of service, rent and maintenance
Cellular operations	$3,053	$3,753	$(700)	-19%
Two-way operations	791	879	(88)	-10%
Other operations	31	76	(45)	-59%

Total cost of service, rent and maintenance	$3,875	$4,708	$(833)	-18%

Cost of Service, Rent and Maintenance Discussion for the Three and Six Months Ended November 30, 2009 and 2008

The decrease in cost of service, rent and maintenance related to the Company’s cellular operations for the three and six months ended November 30, 2009 compared to the three and six months ended November 30, 2008 is directly related to the decrease in the Company’s cellular service revenues as a result of a declining cellular subscriber base. Roamer costs decreased by approximately $117,000 and $250,000 for the three and six months ended November 30, 2009, respectively compared to the three and six months ended November 30, 2008.  In addition, employee compensation costs from the Company’s cellular operations decreased by approximately $147,000 and $300,000 for the three and six months ended November 30, 2009, respectively compared to the same periods in the prior fiscal year due to a reduction in personnel.  The cellular customer service department had 57 employees as of November 30, 2009 compared to 68 employees as of November 30, 2008.

The decrease in cost of service, rent and maintenance related to the Company’s two-way operations for the three months ended November 30, 2009 compared to the three months ended November 30, 2008 is due to a decrease in network infrastructure repairs of approximately $9,000 and a decrease in tower lease expense of approximately $4,000.  In addition, personnel costs and travel expenses decreased by approximately $12,000 and $10,000, respectively quarter over quarter.  The decrease in cost of service rent and maintenance for the six months ended November 30, 2009 compared to the six months ended November 30, 2008 is related to decrease in network infrastructure repairs of approximately $29,000 and decrease in tower lease expense of approximately $6,000.  In addition, personnel costs decreased approximately $37,000 period over period primarily due to lower overtime costs and insurance premiums.

The decrease in cost of service, rent and maintenance related to the Company’s other operations for the three and six months ended November 30, 2009 compared to the three and six months ended November 30, 2008 is related to a decrease in internet service costs. The Company eliminated its legacy dial-up internet services in the later part of fiscal year 2009.

Sales Revenue and Cost of Products Sold for the Three and Six Months ended November 30, 2009 and 2008

(dollars in thousands)	November 30,		2009 vs 2008
	2009	2008	$ Change	% Change

Three Months Ended
Product Sales Revenue
Cellular	$935	$1,728	$(793)	-46%
Wholesale	5,499	1,982	3,517	177%
Two-Way	777	680	97	14%
Other	112	58	54	93%
Total product sales revenue	$7,323	$4,448	$2,875	65%

Cost of products sold
Cellular	972	1,752	(780)	-45%
Wholesale	5,048	1,775	3,273	184%
Two-Way	573	526	47	9%
Other	75	36	39	108%
Cost of products sold	$6,668	$4,089	$2,579	63%

Six Months Ended
Product Sales Revenue
Cellular	$2,504	$3,592	$(1,088)	-30%
Wholesale	8,014	5,200	2,814	54%
Two-Way	1,339	1,337	2	0%
Other	266	203	63	31%
Total product sales revenue	$12,123	$10,332	$1,791	17%

Cost of products sold
Cellular	2,560	3,662	(1,102)	-30%
Wholesale	7,313	4,620	2,693	58%
Two-Way	1,015	966	49	5%
Other	184	144	40	28%
Cost of products sold	$11,072	$9,392	$1,680	18%

Sales Revenue and Cost of Products Sold Discussion for the Three and Six Months Ended November 30, 2009 and 2008

Product sales revenue: The decrease in product sales revenue from the Company’s cellular operations for the three and six months ended November 30, 2009 compared to the three and six months ended November 30, 2008 is primarily due to a decrease in cellular phone activations and upgrades. The Company’s cellular phone activations decreased by a quantity of 690 and 1,270 for the three and six months ended November 30, 2009, respectively compared to the same periods from the prior fiscal year.  The Company’s cellular phone upgrades decreased by a quantity of 1,624 and 2,425 for the three and six months ended November 30, 2009, respectively compared to the same period from the prior fiscal year.  In addition, the average revenue per phone sold continues to decline as the Company continues to subsidize the sale of cellular handsets to compete with the pricing of other cellular carriers. The decrease in cellular product sales for the six months ended November 30, 2009 was partially offset by cellular product sales of approximately $278,000 related to the Company’s T-Mobile operations in Oklahoma. The Company opened 5 retail locations in February 2009 selling T-Mobile branded products and services. As of November 30, 2009, the Company had closed all of its Oklahoma retail locations selling T-Mobile branded products and services. In January 2010, the Company’s retail agreement with T-Mobile was terminated due to the Company closing all of its retail locations in the Oklahoma market.

The increase in product sales from the Company’s wholesale operations for the three months and six months ended November 30, 2009 compared to the three and six months ended November 30, 2008 is related to brokering large quantities of cellular handsets to certain domestic and international cellular distributors.  The high volume, low margin sales generated approximately $3,850,000 and $4,750,000 in additional product sales for the three and six months ended November 30, 2009, respectively. There were no similar cellular brokering sales for the three and six months ended November 30, 2008.

The increase in product sales from the Company’s two-way operations for the three months ended November 30, 2009 compared to the three months ended November 30, 2009 is primarily related to an increase in emergency vehicle product (“EVP”) sales.  Two-way product sales for the six months ended November 30, 2009 compared to the six months ended November 30, 2008 remained flat due to the limited  budget increases of city and county municipalities, two-way’s primary customers.

The increase in product sales related to the Company’s other operations for the three and six months ended November 30, 2009 compared to the same periods in the prior fiscal year is due to an increase in demand for aftermarket automotive audio, video and vehicle accessory products related to the Company’s car dealer expediter business.

Cost of products sold:  The increase in total cost of products sold for the three and six months ended November 30, 2009 compared to the three and six months ended November 30, 2008 is primarily due to an increase in product sales revenues from the Company’s wholesale operations partially offset by a decrease in cellular product sales. The Company’s wholesale operations experienced large volume, low margin sales related to brokering cellular handsets in the first six months of fiscal year 2010 which created corresponding increases in cost of products sold.  The Company’s cellular operations segment continued to experience low or negative profit margins related to the sales of cellular handsets due to increased market competition in the cellular industry and the shift in equipment sales to higher-end PDA devices.  The Company is required to offer higher equipment subsidies on the higher-end handsets to match pricing offered by AT&T and other competing cellular carriers.  Cost of products increased slightly from the Company’s two-way operations despite flat product sales year over year as a result of the type of products sold.  The two-way business experienced higher sales in emergency vehicle products, year over year, which has lower profit margins compared to two-way radio products and accessories.

Selling and General and Administrative Expenses for the Three and Six Months ended November 30, 2009 and 2008

Selling and general and administrative expenses consist of the following significant components:

(dollars in thousands)	November 30,		2009 vs 2008
	2009	2008	$ Change	% Change

Three Months Ended
Selling and general and administrative
Salaries and other personnel expenses	$2,502	$2,624	$(122)	-5%
Office expense	469	504	(35)	-7%
Advertising expense	232	239	(7)	-3%
Professional fees	332	345	(13)	-4%
Taxes and licenses fees	40	56	(16)	-29%
Stock-based compensation expense	38	45	(7)	-16%
Other expenses	362	357	5	1%

Total selling and general and administrative	$3,975	$4,170	$(195)	-5%

Six Months Ended
Selling and general and administrative
Salaries and other personnel expenses	$5,022	$5,507	$(485)	-9%
Office expense	987	1,032	(45)	-4%
Advertising expense	345	389	(44)	-11%
Professional fees	905	750	155	21%
Taxes and licenses fees	93	116	(23)	-20%
Stock-based compensation expense	170	86	84	98%
Other expenses	651	795	(144)	-18%

Total selling and general and administrative	$8,173	$8,675	$(502)	-6%

Selling and General and Administrative Expenses Discussion for the Three and Six Months Ended November 30, 2009 and 2008

The decrease in salaries and other personnel expenses for the three and six months ended November 30, 2009 compared to the three and six months ended November 30, 2008 is due to a decrease in contract labor and commission expense. Contract labor expenses decreased by approximately $183,000 and $334,000 for the three and six months ended November 30, 2009, respectively compared to the same periods in the prior fiscal year.  The reduction in contract labor was primarily the result of the Company terminating its computer services contract with a group of IT contractors in the later part of fiscal year 2009.  The decrease in commission expense for the three and six months ended November 30, 2009 compared to the same periods from the prior fiscal year was approximately $63,000 and $178,000, respectively.  The decrease in commission expense is attributable to the overall reduction in commissionable sales.

The decrease in advertising expense for the three and six months ended November 30, 2009 compared to the three and six months ended November 30, 2008 is primarily related to advertising reimbursements the Company received from certain vendors for achieving sales based objectives.  Advertising reimbursements increased by approximately $57,000 in the six months ended November 30, 2009 compared to the six months ended November 30, 2008.  In addition, the Company reduced expenses related to billboard advertising and promotions by approximately $26,000 and $17,000, respectively in the six months ended November 30, 2009 compared to the same period in the prior year.  The decrease in expenses was partially offset by an increase in sponsorships and print media expenses of approximately $48,000 and $8,000, respectively for the six months ended November 30, 2009 compared to the same period in the prior fiscal year.

The increase in professional fees for the six months ended November 30, 2009 compared to the six months ended November 30, 2008 is due to an increase in legal fees of approximately $400,000, primarily related to costs associated with defending the Company against an alleged infringement on the Hawk Electronics trade name as well as legal fees related to the foreclosure on the assets of Air-bank, Inc. The increase in legal fees was partially offset by a reduction in accounting and other professional fees of approximately $64,000 for the six months ending November 30, 2009 compared to the six months ending November 30, 2008.  In addition, board of director fees and consulting fees decreased by approximately $57,000 and $60,000, respectively for the six months ended November 30, 2009 compared to the six months ended November 30, 2008.  The decrease in consulting fees is primarily related to charges the Company incurred in the prior fiscal year attributable to its internal controls assessment required under Section 404 of the Sarbanes-Oxley Act of 2002.

The increase in stock-based compensation expense for the six months ended November 30, 2009 compared to the six months ended November 30, 2008 is due to stock options granted to the Company’s executive management on June 1, 2009, under the terms of their employment agreement effective June 1, 2008 as well as granting additional options to the Company’s board of directors in June 2009. During the first quarter of fiscal year 2010, the Company granted an additional 693,167 in stock options which contributed to the increase in stock compensation expense for the six months ended November 30, 2009 compared to the six months ended November 30, 2008.

The 18% decrease in other expenses for the six months ended November 30, 2009 compared to the six months November 30, 2009 is attributable to bad debt recoveries of approximately $100,000 in the first six months of fiscal year 2010 with no similar occurring transactions in the first six months of fiscal year 2009.  This is a direct result of the Company focusing on the collection efforts of past due cellular account balances beginning in the later part of fiscal year 2009. The Company also incurred lower premium costs on its business insurance coverage of approximately $47,000 when comparing the six months ended November 30, 2009 to the six months ended November 30, 2008.

Other Operating Expenses for the Three and Six Months Ended November 30, 2009 and 2008

(dollars in thousands)
	November 30,		2009 vs 2008
	2009	2008	$ Change	% Change

Three Months Ended
Other Operating Expenses
Depreciation and amortization:
Depreciation	$95	$126	$(31)	-25%
Amortization	224	229	(5)	-2%
Total depreciation and amortization	319	355	(36)	-10%
Loss on disposal of assets	-	(1)	1	-100%

Total other operating expenses	$319	$354	$(35)	-10%

Six Months Ended
Other Operating Expenses
Depreciation and amortization:
Depreciation	$198	$261	$(63)	-24%
Amortization	447	468	(21)	-4%
Total depreciation and amortization	645	729	(84)	-12%
Loss(gain) on disposal of assets	1	(1)	2	-200%

Total other operating expenses	$646	$728	$(82)	-11%

The decrease in depreciation and amortization expenses for the three and six months ended November 30, 2009 compared to the three and six months ended November 30, 2008 is attributable to the Company’s minimal purchases of fixed assets for its corporate offices and retail locations.  In addition certain existing capital assets which became fully depreciated also contributed to the decrease in depreciation expense.  The decrease in amortization expense year over year is due to certain intangibles that were fully amortized in the third quarter of fiscal year 2009.  These intangibles were associated with the Company’s two-way segment due to the purchase of the assets of Delta Communications and Electronics, Inc. in January 2004.

Interest Expense, Net of Interest Income for the Three and Six Months Ended November 30, 2009 and 2008

(dollars in thousands)	November 30,		2009 vs 2008
	2009	2008	$ Change	% Change
Three Months Ended
Interest expense (income)
Mortgage debt	$40	$50	$(10)	-20%
Thermo factoring debt	-	366	(366)	-100%
Thermo revolving credit facility	495	160	335	209%
Warrant redemption notes payable	35	42	(7)	-17%
Other	(1)	1	(2)	-200%

Total interest expense, net	$569	$619	$(50)	-8%

	November 30,		2009 vs 2008
	2009	2008	$ Change	% Change
Six Months Ended
Interest expense (income)
Mortgage debt	$82	$103	$(21)	-20%
Thermo factoring debt	306	747	(441)	-59%
Thermo revolving credit facility	635	319	316	99%
Warrant redemption notes payable	70	86	(16)	-19%
Other	(21)	(1)	(20)	2000%

Total interest expense, net	$1,072	$1,254	$(182)	-15%

The decrease in interest expense for the three and six months ended November 30, 2009 compared to the three and six months ended November 30, 2009 is due to a decrease in cellular billings which resulted in lower levels of accounts receivable year over year.   During the three and six months ended November 2008 the Company incurred greater discount fees related to the factoring debt facility compared to the same periods in the prior fiscal year due to a higher cellular subscriber base which resulted in higher accounts receivable levels. In addition, the Company combined the Thermo factoring debt facility and the Thermo revolving credit facility into a single credit facility by expanding the revolving credit facility to allow the Company to retire the Thermo factoring debt in August 2009.  The debt restructure included a change in the calculation of interest related to the Company’s debt balance with Thermo (see Note 9 – Long-Term Debt for additional information).

Income Tax Expense for the Three and Six Months Ended August 31, 2009 and 2008

In all periods presented, the combined operations of the Company did not generate a federal tax liability.  In the three months ended November 30, 2009 and 2008, the Company recorded $62,000 and $81,000 in state tax expenses, respectively. In the six months ended November 30, 2009 and 2008, the Company recorded $123,000 and $ 162,000 in state tax expenses, respectively.  The state tax expense in all periods presented relates primarily to the Texas margin tax, which was initially implemented by the state effective January 1, 2008.  The margin tax is calculated by using the Company’s gross receipts from business conducted in Texas each fiscal year less a cost of goods sold deduction.  Due to a reduction in the Company’s gross receipts in Texas, the Texas state tax expense decreased in the three and six months ended November 30, 2009 compared to the three and six months ended November 30, 2008.

FINANCIAL CONDITION

(dollars in thousands)	Six Months Ended November 30,		2009 vs 2008
	2009	2008	$ Change

Cash provided by (used in) operating activities	$(383)	$1,156	$(1,539)
Cash provided by (used in) investing activities	763	(473)	1,236
Cash provided by (used in) financing activities	386	(1,895)	2,281
Net decrease in cash	$766	$(1,212)	$1,978

Operating Activities

The decrease in cash provided by operations during the six months ended November 30, 2009 compared to the six months ended November 30, 2008 is primarily attributable to additional payments made against the Company’s accounts payable and accrued liabilities of approximately $1,400,000 and $600,000, respectively during the first six months of fiscal year 2010 compared to the same period in fiscal year 2009.  The Company had additional cash in the first six months of fiscal year 2010 to pay down certain accounts payable and accrued liabilities, primarily revenue share invoices payable to AT&T for cellular services billed by the Company as well as bonus payments to employees. For fiscal year 2009, approximately $502,000 in additional bonuses were awarded to the Company’s management as compared to the bonuses awarded for fiscal year 2008.  The fiscal 2009 bonuses were paid between August and December 2009.

Investing Activities

The increase in cash provided by investing activities for the six months ended November 30, 2009 compared to six months ended November 30, 2008 is due to cash receipts received against the Mobui Note and Air-bank Note of $415,000 and $177,000, respectively (see Note 4 - “Notes Receivable” for additional information).  In addition, the Company had fewer capital expenditures of approximately $171,000 in the six months ended November 30, 2009 compared to the six months ended November 30, 2008, primarily due to the completion of a two-way shop building in the first quarter of fiscal year 2009.  The first quarter of fiscal year 2010 had no similar occurring transactions.  The Company also redeemed $200,000 in certificates of deposit during the quarter ended November 30, 2009 due to renegotiating a letter of credit with one its suppliers. There was no similar occurring transaction in the first six months of fiscal year 2009.

Financing Activities

The increase in cash provided by financing activities for the six months ended November 30, 2009 compared to the six months ended November 30, 2008 is primarily attributable to a $1,500,000 cash payment to the 12 holders of the GM Warrants on June 2, 2008 in accordance with the Warrant Redemption Payment Agreements. There was no corresponding payment made in the first six months of fiscal year 2010.  In addition, the Company received $1,123,000 in additional cash proceeds in the six months ended November 30, 2009 compared to the six months ended November 30, 2008 due to a draw on the Company’s  revolving credit line with Thermo in November 2009 for approximately $1,400,000.  The increases in cash were partially offset by additional payments on long-term debt of $311,000 in the first six months of fiscal year 2010 compared to the first six months of fiscal year 2009.  In the first quarter of fiscal year 2010, the Company paid down the balance of its former factoring debt facility with Thermo due to a decrease in its accounts receivable levels which was a direct result of a declining subscriber base.

Current Position/Future Requirements

Most of the Company’s efforts from August 2006 through fiscal 2009 were focused on the complex integration issues related to the acquisition of PCI, its subsequent reorganization activities, as well as on securing financing to grow its retail businesses and work to complete one or more acquisitions to provide new avenues of revenue growth for the Company. After rationalizing a number of business units and resizing the workforce over the past two years, Teletouch is better positioned to achieve its financing, retail expansion and acquisition goals. Key to this strategy is and has been leveraging the Company’s various customer relationships, including PCI’s nearly 66,000 cellular subscribers, which are comprised of individuals and businesses of higher than average credit worthiness (due to PCI’s stringent credit standards). The Company believes that there are opportunities to grow revenues in excess of its current cellular revenues with these monthly-billed customers.

The Company’s primary business for over 35 years has been distributing AT&T cellular services under several exclusive master distributor agreements.  As of the date of this Report, certain changes to the Company’s relationship with AT&T have occurred, including the expiration of the exclusivity with AT&T under the primary Dallas/Fort Worth (“DFW”) distribution agreement and the commencement of legal action against AT&T by the Company. Following the August 2009 expiration of the DFW distribution agreement, the Company maintained the right to continue servicing its cellular subscriber base until the last subscriber terminates service.  Since the launch of the iPhone in June 2007, and following AT&T’s refusal to allow the Company to offer the iPhone to its subscriber base, the Company has experienced higher rates of attrition in its cellular subscriber base due to subscribers having to transfer their service to AT&T to purchase an iPhone.  The iPhone and certain other products and services that have been withheld from the Company by AT&T were the primary reasons the Company commenced the legal action against AT&T in September 2009.  Following expiration of the DFW agreement and the commencement of the legal action, the Company has not experienced a significant increase in subscriber attrition from the levels experienced since June 2007, nor are subscriber attrition levels expected to increase further during the remainder of 2010.  The Company is currently negotiating new cellular carrier distribution relationships and expects to be offering multiple carrier cellular services by the end of the year with the intent of offsetting some of the losses of its AT&T cellular service revenues.

The Company experienced significant declines in revenues during the last year due to migration of large number of cellular subscriber to AT&T in order to purchase services and products directly from AT&T that the Company was not allowed to sell, macro-economic issues driving lower sales of cellular and electronics sales in its wholesale business and budgetary constraints imposed on many governmental entities and commercial enterprises resulting in lower sales in the Company’s two-way radio business.   In spite of the loss of revenues, the Company was successful in improving its operating results during 2009 and continuing through the first quarter of fiscal 2010 through aggressive cost management and improved margins on the revenues it maintained.  During the remainder of fiscal 2010, the Company will continue to manage its costs closely but will focus on developing new sources of revenue for all of its business units.  These new revenue sources will be several anticipated distribution agreements and, potentially, the acquisition of one or more complementary businesses. Following the acquisition of PCI in August 2006, the Company struggled to complete the required audits because of the condition of the financial records of PCI. Because of the delays in completing these audits, the Company was unable to maintain a current standing its regulatory reporting requirements.   The Company’s inability to file the required financials hindered the Company’s ability to secure additional financing to grow the business or to complete any of the major acquisitions it has identified. Significant progress was made in 2009 catching up on its delinquent financial statement audits and filings and in December of 2010, the Company completed and filed all of its required previously delinquent quarterly financial reports which brought the Company into compliance with its reporting requirements as determined by the SEC. The SEC granted the Company relief as to the quarterly filings in the year ended May 31, 2007. The Company and is hopeful that it can now secure the necessary financing to complete one or more of these acquisitions in 2010. There is no assurance that any of the acquisitions will be concluded.

Certain non-recurring expenses are expected to be incurred through the remainder of fiscal 2010 related to the arbitration proceeding against AT&T and the startup and expansion costs related to the new products and services.  The Company believes that these non-recurring expenses will be manageable and will not materially impair its operating results during 2010.  In addition, on October 2, 2009, the Securities and Exchange Commission, delayed the implementation of section 404(b) of the Sarbanes Oxley Act of 2002 for smaller reporting companies until fiscal years ending after June 15, 2010.  The impact of this delay is that Teletouch will not be required to have its independent auditors attest to the effectiveness of its internal controls during fiscal 2010 which results in a further reduction of costs anticipated during 2010.  Under the current guidance, Teletouch would be required to have an independent audit of its internal controls as of its fiscal year ended May 31, 2011.

As of November 30, 2009, the Company has $5,408,000 cash on hand and available borrowings under its current credit facilities of up to $3,455,000 against future accounts receivable and $1,426,000 that can be borrowed against purchases of assets, other than accounts receivable.  For 2010, the Company expects its operations to continue to improve and believes that it has sufficient cash and cash available under its current financing facilities to meet its obligations in the upcoming 12 months.  As discussed above, the impact of the expiration of the distribution agreement with AT&T for the DFW market is not expected to have a significant negative impact on operations during the next 12 months.  The Company is in the process of finalizing new distribution agreements with other cellular and related service carriers and providers and expects to launch these new products and services beginning in the third quarter of fiscal 2010.  The Company will continue to manage expenses to align with any continued reductions in revenues, if it is not able to offset these declines with its new revenue initiatives.  During fiscal 2008 and 2009 and continuing through the quarter ended November 30, 2009, the Company has demonstrated its ability to manage expenses to drive material improvement in its operating results.  For the remainder of 2010, the Company is prepared to continue reducing expenses, if necessary, to maintain stability in its operating results.  As discussed above, certain non-recurring expenses are expected to be incurred throughout the remainder of 2010, but the Company believes these will be manageable and will not impact its ability to service any of its payment obligations for the next 12 months.  The debt obligations of the Company for the next 12 months are approximately $550,000 and the Company believes it has sufficient cash to meet its obligations for at least the 12 months following the date of this Report.

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

Accounts receivable are presented net of an allowance for doubtful accounts of $501,000 and $486,000 at November 30, 2009 and May 31, 2009, respectively.  Based on the information available to the Company, management believes the allowance for doubtful accounts as of those periods are adequate.  However, actual write-offs may exceed the recorded allowance.

The Company evaluates its write-offs on a monthly basis.  The Company determines which accounts are uncollectible, and those balances are written-off against the Company’s allowance for doubtful accounts balance.

Reserve for Inventory Obsolescence: Inventories are stated at the lower of cost (primarily on a moving average basis), which approximates actual cost determined on a first-in, first-out (“FIFO”) basis, or fair market value and are comprised of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors, including recent sales trends, industry market conditions and economic conditions. In assessing the reserve, management also considers price protection credits the Company expects to recover from its vendors when the vendor cost on certain inventory items is reduced shortly after purchase of the inventory by the Company.  In addition, management establishes specific valuation allowances for discontinued inventory based on its prior experience liquidating this type of inventory.  Through the Company’s wholesale distribution channel, it is successful in liquidating the majority of any inventory that becomes obsolete.  The Company has many different electronics suppliers, all of which provide reasonable notification of model changes, which allows the Company to minimize its level of discontinued or obsolete inventory. Actual results could differ from those estimates.  Inventories are stated on the Company’s consolidated balance sheet net of a reserve for obsolescence of $246,000 and $242,000 at November 30, 2009 and May 31, 2009, respectively.

Impairment of Long-Lived Assets: In accordance with ASC 360, Property, Plant and Equipment, (“ASC 360”), the Company evaluates the recoverability of the carrying value of its long-lived assets based on estimated undiscounted cash flows to be generated from such assets. If the undiscounted cash flows indicate an impairment, then the carrying value of the assets being evaluated is written-down to the estimated fair value of those assets.  In assessing the recoverability of these assets, the Company must project estimated cash flows, which are based on various operating assumptions, such as average revenue per unit in service, disconnect rates, sales productivity ratios and expenses. Management develops these cash flow projections on a periodic basis and reviews the projections based on actual operating trends. The projections assume that general economic conditions will continue unchanged throughout the projection period and that their potential impact on capital spending and revenues will not fluctuate. Projected revenues are based on the Company's estimate of units in service and average revenue per unit as well as revenue from various new product initiatives. Projected revenues assume a continued decline in cellular service revenue while projected operating expenses are based upon historic experience and expected market conditions adjusted to reflect an expected decrease in expenses resulting from cost saving initiatives.

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

In accordance with ASC 360, Teletouch evaluates the recoverability of the carrying value of its long-lived assets and certain intangible assets based on estimated undiscounted cash flows to be generated from such assets.

The evaluation of the Company’s long-lived intangible assets is discussed in Note 2 under “Intangible Assets.” Under the same premise as the long-lived tangible assets, their market values were also evaluated at May 31, 2009, and the Company determined that based primarily on the market value and supported by the Company’s cash flow projections, there was no impairment of these assets. There were no significant events in the current quarter which required the Company to review the carrying value of its long-lived intangible assets. However, if the cash flow estimates or the significant operating assumptions upon which they are based change in the future, Teletouch may be required to record impairment charges related to its long-lived assets.

Provision for Income Taxes: The Company accounts for income taxes in accordance with ASC 740, Income Taxes, using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods.  On November 1, 2005, the Company became a member of the consolidated tax group of Progressive Concepts Communications, Inc. (“PCCI”) as a result of PCCI’s gaining control of over 80% of the outstanding common stock of Teletouch on that date.  PCCI gained control of Teletouch’s common stock through the conversion by TLL Partners, LLC (“TLLP”), PCCI’s wholly-owned subsidiary, of all of its shares of the Company’s outstanding Series C Preferred Stock into 43,500,000 shares of common stock on November 1, 2005.  As of November 1, 2005, TLLP was a disregarded entity for federal tax purposes since it was at that time a single member limited liability company (“LLC”). Therefore, the parent company of Teletouch for federal tax purposes was deemed to be PCCI.   The Company continued to account for its taxes under SFAS 109 and record its deferred taxes on a stand-alone basis while part of PCCI’s consolidated tax group.  In August 2006 as a result certain debt restructuring activities involving TLLP, Teletouch’s direct parent and PCCI’s wholly-owned subsidiary, the Company broke from the PCCI tax group due to new TLLP shares that were issued as part of this restructuring, which resulted in TLLP no longer being disregarded for tax purposes.  Beginning in August 2006, TLLP is taxed as a partnership, and the Company is again separately liable for its federal income taxes.

Goodwill: Goodwill represents the excess of costs over fair value of assets of businesses acquired.  Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized but instead are tested for impairment at least annually in accordance with the provisions of ASC 350, Intangibles-Goodwill and Other, (“ASC 350”). Teletouch’s only intangible asset with an indefinite life is goodwill, which was recorded in January 2004 as part of the purchase of the two-way radio assets of Delta Communications, Inc.  The Company decided to test this goodwill annually on March 1st, the first day of its fourth fiscal quarter, of each year unless an event occurs that would cause the Company to believe the value is impaired at an interim date.

At March 1, 2009, the Company evaluated the carrying value of its goodwill associated with its two-way business and concluded that no impairment of its goodwill was required in fiscal year 2009.  The Company estimates the fair value of its two-way business using a discounted cash flow method.    The Company continually evaluates whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. In evaluating impairment the Company estimates the sum of the expected future cash flows derived from such goodwill. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. A significant change in cash flows in the future could result in an additional impairment of goodwill. No changes occurred in the two-way business during the current quarter that warranted an impairment to goodwill.

Revenue Recognition: Teletouch recognizes revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" and ASC 605, Revenue Recognition, (“ASC 605”). In general, ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable, and (4) collectability is reasonably assured. Teletouch believes, relative to sales of products, that all of these conditions are met; therefore, product revenue is recognized at the time of shipment.

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

Since 1987, Teletouch’s subsidiary, PCI, has held agreements with AT&T, which allowed PCI to offer cellular service and customer service to its subscribers.  PCI is responsible for the billing and collection of cellular charges from these customers and remits a percentage of the cellular billings generated to AT&T.  Based on PCI’s relationship with AT&T, the Company has evaluated its reporting of revenues, under ASC 605-45, Revenue Recognition, Principal Agent Considerations (“ASC 605-45”) associated with its services attached to the AT&T agreements.

Based on its assessment of the indicators listed in ASC 605-45, the Company has concluded that the AT&T services provided by PCI should be reported on a net basis.

Deferred revenue represents prepaid monthly service fees paid by customers.

Stock-Based Compensation: We account for stock-based awards to employees in accordance with ASC 718, Compensation-Stock Compensation, (“ASC 718”) and for stock based awards to non-employees in accordance with ASC 505-50, Equity, Equity-Based Payments to Non-Employees (“ASC 505-50”). Under both ASC 718 and ASC 505-50, we use a fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. For share option instruments issued, compensation cost is recognized ratably using the straight-line method over the expected vesting period. The Company estimates the fair value of employee stock options on the date of grant using the Black-Scholes model. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The Company has elected to estimate the expected life of an award based on the SEC approved “simplified method”. We calculated our expected volatility assumption required in the Black-Scholes model based on the historical volatility of our stock. We will update these assumptions on at least an annual basis and on an interim basis if significant changes to the assumptions are warranted.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company did not have any foreign currency hedges or other derivative financial instruments as of November 30, 2009.  We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments.  Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

Item 4T. Controls and Procedures

 (a) Controls and procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer (the “Certifying Officers”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Certifying Officers concluded that, as of November 30, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no unregistered sales of securities for the three and six months ended November 30, 2009.

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

(c)  Below is a summary of stock repurchases for the six months ended November 30, 2009.

Total Number
			of Shares	Maximum Approximate
			Purchased as	Dollar Value of Shares
	(b)		Part of Publicity	that May Yet Be
	Total Number	Average	Announced	Purchased Under
	of Shares	Price Paid	Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs

July 1, 2009 - July 31, 2009	312,978	$ 0.10	-	N/A

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit
Number	Title of Exhibit
31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1	Certification pursuant to 1350, Chapter 63, Title 18 of United States Code
32.2	Certification pursuant to 1350, Chapter 63, Title 18 of United States Code

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2010	TELETOUCH COMMUNICATIONS, INC.
Registrant

	By:	/s/ Robert M. McMurrey
Robert M. McMurrey
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Douglas E. Sloan
Douglas E. Sloan
Chief Financial Officer
(Principal Financial and Accounting Officer)