Form 10-Q
period 2010-02-28
TELETOUCH COMMUNICATIONS INC
filed 2010-04-14
CIK 928659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 28, 2010

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date:  Common Stock, $0.001 par value, 48,739,002 shares at April 14, 2010.

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

PART 1 – FINANCIAL INFORMATION

Item 1.   Financial Statements

TELETOUCH COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

ASSETS

	February 28,	May 31,
	2010	2009
CURRENT ASSETS:

Cash	$3,855	$4,642
Certificates of deposit-restricted	100	300
Accounts receivable, net of allowance of $520 at February 28, 2010 and $486 at May 31, 2009	5,108	5,853
Unbilled accounts receivable	2,443	3,002
Inventories, net of reserve of $253 at February 28, 2010 and $242 at May 31, 2009	1,375	1,547
Notes receivable	23	903
Prepaid expenses and other current assets	1,048	652
Patent held for sale	257	-
Total Current Assets	14,209	16,899

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $7,268 at February 28, 2010 and $7,118 at May 31, 2009	2,762	2,949

GOODWILL	343	343

INTANGIBLE ASSETS, net of accumulated amortization of $8,723 at February 28, 2010 and $7,996 at May 31, 2009	3,682	4,165

TOTAL ASSETS	$20,996	$24,356

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	February 28,	May 31,
	2010	2009
CURRENT LIABILITIES:

Accounts payable	$8,241	$11,167
Accounts payable-related party	83	95
Accrued expenses and other current liabilities	5,251	6,790
Current portion of long-term debt	1,366	1,313
Deferred revenue	421	339
Total Current Liabilities	15,362	19,704

LONG-TERM DEBT, net of current portion	14,783	15,103

TOTAL LIABILITIES	30,145	34,807

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' DEFICIT:
Common stock, $.001 par value, 70,000,000 shares authorized, 49,916,189 shares issued and 48,739,002 and 49,051,980 shares outstanding at February 28, 2010 and May 31, 2009	50	50
Additional paid-in capital	51,151	50,947
Treasury stock, 1,177,187 shares held at February 28, 2010 and 864,209 shares held at May 31, 2009	(216)	(185)
Accumulated deficit	(60,134)	(61,263)
Total Shareholders' Deficit	(9,149)	(10,451)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$20,996	$24,356

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2010	2009	2010	2009

Operating revenues:
Service, rent, and maintenance revenue	$6,308	$6,778	$19,522	$20,524
Product sales revenue	10,251	4,270	22,375	14,603
Total operating revenues	16,559	11,048	41,897	35,127

Operating expenses:
Cost of service, rent and maintenance (exclusive of depreciation and amortization included below)	1,693	2,226	5,569	6,934
Cost of products sold	8,719	4,186	19,791	13,577
Selling and general and administrative	4,421	4,241	12,594	12,917
Depreciation and amortization	311	346	956	1,075
Loss (gain) on disposal of assets	-	(7)	1	(8)
Total operating expenses	15,144	10,992	38,911	34,495
Operating income	1,415	56	2,986	632

Interest expense, net	(602)	(558)	(1,674)	(1,811)

Income (loss) before income tax expense	813	(502)	1,312	(1,179)
Income tax expense	60	81	183	244
Net income (loss)	$753	$(583)	$1,129	$(1,423)

Basic income (loss) per share applicable to common shareholders	$0.02	$(0.01)	$0.02	$(0.03)

Diluted income (loss) per share applicable to common shareholders	$0.02	$(0.01)	$0.02	$(0.03)

Weighted average shares outstanding:
Basic	48,739,002	49,051,980	48,791,738	49,051,980
Diluted	48,830,618	49,051,980	48,791,738	49,051,980

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	February 28,
	2010	2009
Operating Activities:
Net income (loss)	$1,129	$(1,423)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	956	1,075
Non-cash compensation expense	204	171
Non-cash interest expense	57	87
Provision for losses on accounts receivable	765	677
Provision for inventory obsolescence	89	249
Loss (gain) on disposal of assets	1	(8)
Changes in operating assets and liabilities:
Accounts receivable	539	835
Inventories	83	228
Notes receivable	-	8
Prepaid expenses and other assets	(396)	522
Accounts payable	(2,938)	(1,455)
Accrued expenses and other current liabilities	(1,539)	(472)
Deferred revenue	82	(10)
Net cash provided by (used in) operating activities	(968)	484

Investing Activities:
Purchases of property and equipment	(77)	(233)
Redemption of certificates of deposit	200	-
Net proceeds from sale of assets	2	25
Receipts from (issuance of) notes receivable	598	(428)
Net cash provided by (used in) investing activities	723	(636)

Financing Activities:
Proceeds from long-term debt	1,373	250
Payments on long-term debt	(1,884)	(1,456)
Payments on redeemable common stock purchase warrants	-	(1,500)
Purchase of treasury stock	(31)	-
Net cash used in financing activities	(542)	(2,706)

Net decrease in cash	(787)	(2,858)
Cash at beginning of period	4,642	4,729

Cash at end of period	$3,855	$1,871
Supplemental Cash Flow Data:
Cash payments for interest	$1,617	$1,738
Cash payments for income taxes	$273	$246
Non-Cash Transactions:
Transfer of long-term receivable-related party to notes receivable	$-	$428
Transfer of redeemable common stock purchase warrants to long-term debt	$-	$1,500
Capitalization of loan origination fees to long-term debt	$244	$-
Intangible asset received for payment of note receivable	$257	$-
Fixed assets received for payment of note receivable	$25	$-

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

For over 45 years, Teletouch together with its predecessors has offered a comprehensive suite of telecommunications products and services under the Teletouch and AT&T® brands, including cellular, two-way radio, GPS-telemetry, wireless messaging and public safety/emergency response products and services. Teletouch operates 16 retail and agent stores and 4 two-way radio service locations in Texas. Locations include both “Teletouch” and “Hawk Electronics” branded in-line and free-standing stores and service centers. The Teletouch branded locations offer the Company’s own two-way radio network. Teletouch’s wholly-owned subsidiary, Progressive Concepts, Inc. (“PCI”) is a Master Distributor and Authorized Provider of cellular voice, data and entertainment services though AT&T Mobility (“AT&T”) to consumers, businesses and government agencies and markets these services under the Hawk Electronics brand name. For over 25 years, PCI has offered various communication services on a direct bill basis and today services approximately 64,000 cellular subscribers. PCI sells consumer electronics products and cellular services through its stores, its own network of Hawk-branded sub-agents stores, its own direct sales force and on the Internet at various sites, including its primary consumer-facing sites: www.hawkelectronics.com and www.hawkexpress.com. The Company handles all aspects of the wireless customer relationship, including:

•	Initiating and maintaining all subscribers’ cellular, two-way radio and other service agreements;
•	Determining credit scoring standards and underwriting new account acquisitions;
•	Handling all billing, collections, and related credit risk through its own proprietary billing systems;
•	Providing all facets of real-time customer support, using a proprietary, fully integrated Customer Relationship Management (CRM) system through its own 24x7x365 capable call centers and the Internet.

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

Basis of Presentation: In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification 105 (“ASC”), Generally Accepted Accounting Principles, which became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. This pronouncement reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections and will be effective for financial statements issued for reporting periods that end after September 15, 2009. The Company adopted ASC 105 and conformed all references to authoritative accounting literature beginning with its Quarterly Report on Form 10-Q for the period ended November 30, 2009.

The accompanying unaudited interim consolidated financial statements included herein as of February 28, 2010 and for each of the three and nine months ended February 28, 2010 and 2009, have been prepared by the Company without an audit, pursuant to accounting principles generally accepted in the United States of America and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of Teletouch Communications, Inc. and our wholly-owned subsidiaries (collectively, the “Company” or “Teletouch”). Teletouch Communications, Inc. owns all of the shares of Progressive Concepts, Inc., a Texas corporation (“PCI”), Teletouch Licenses, Inc., a Delaware corporation (“TLI”), Visao Systems, Inc., a Delaware corporation (“Visao”) and TLL Georgia, Inc., a Delaware corporation (“TLLG”). PCI is the primary operating business of Teletouch. TLI is a company formed for the express purpose of owning all of the FCC licenses utilized by Teletouch to operate its two-way radio network. Visao is a company formed to develop and distribute the Company’s telemetry products, which as of the date of this Report are no longer being sold.  Currently Visao is maintained as a shell company with no operations. TLLG was formed for the express purpose of entering into an asset purchase agreement with Preferred Networks, Inc. in May 2004 and ceased operations following the sale of the Company’s paging business in August 2006.  TLLG is currently a shell company. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of financial position, results of operations and cash flows for the interim periods presented have been made. The results of operations for the three and nine months ended February 28, 2010, are not necessarily indicative of the results which will be realized for the year ending May 31, 2010.

Some information and footnote disclosures normally included in financial statements or notes thereto prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. We believe, however, that our disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Teletouch’s fiscal year 2009 Annual Report on Form 10-K.

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

Certificates of Deposit-Restricted:  From time to time, the Company is required to issue standby letters of credit to it suppliers to secure purchases made under the credit terms provided by these suppliers. The Company deposits funds into a certificate of deposit and instructs that bank to issue the standby letter of credit to the benefit of the supplier. All such funds are reported as restricted funds until such time as the supplier releases the letter of credit requirement. As of February 28, 2010 and May 31, 2009, the Company had a $100,000 and $300,000, respectively, cash certificate of deposit securing a standby letter of credit with one of its suppliers.

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

Accounts receivable are presented net of an allowance for doubtful accounts of $520,000 and $486,000 at February 28, 2010 and May 31, 2009, respectively.  Based on the information available to the Company, management believes the allowance for doubtful accounts as of those periods are adequate.  However, actual write-offs may exceed the recorded allowance.

The Company evaluates its write-offs on a monthly basis.  The Company determines which accounts are uncollectible, and those balances are written-off against the Company’s allowance for doubtful accounts balance.

Reserve for Inventory Obsolescence:  Inventories are stated at the lower of cost (primarily on a moving average basis), which approximates actual cost determined on a first-in, first-out (“FIFO”) basis, or fair market value and are comprised of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors including recent sales trends, industry market conditions and economic conditions. In assessing the reserve, management also considers price protection credits the Company expects to recover from its vendors when the vendor cost on certain inventory items is reduced shortly after purchase of the inventory by the Company. In addition, management establishes specific valuation allowances for discontinued inventory based on its prior experience liquidating this type of inventory.  Through the Company’s wholesale and Internet distribution channels, it is successful in liquidating the majority of any inventory that becomes obsolete.  The Company has many different electronics suppliers, all of which provide reasonable notification of model changes, which allows the Company to minimize its level of discontinued or obsolete inventory. Inventories are stated on the Company’s consolidated balance sheet net of a reserve for obsolescence of $253,000 and $242,000 at February 28, 2010 and May 31, 2009, respectively. Actual results could differ from these estimates.

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

The Company defers certain direct costs in obtaining loans and amortizes such amounts using the straight-line method over the expected life of the loan, which approximates the effective interest method as follows:

Loan origination fees	2-5 years

As of February 28, 2010, the most significant intangible assets remaining that continue to be amortized are the AT&T distribution agreements and subscriber bases.  The Dallas/Fort Worth and San Antonio AT&T cellular distribution agreements will continue to be amortized through August 31, 2014 and December 31, 2013, respectively, or for approximately 4.5 and 3.8 years, respectively.

The wireless contract intangible assets represent certain cellular distribution contracts that the Company has with AT&T, under which the Company is allowed to provide cellular services to its customers. Although the Company has sustained losses over the past several years, management has evaluated this asset in light of the fair value of each of the cellular subscribers that the Company services.  Included in the provisions of the primary contract with AT&T (Dallas/Fort Worth market) is a liquidated damages provision, which defines a value to be paid to the Company if AT&T were solicit or take any or all of the cellular subscribers from PCI.  Under the terms of the Dallas/Fort Worth market distribution agreement with AT&T, which expired on August 31, 2009, AT&T must continue to provide airtime to the Company as long as the subscribers choose to remain on service, or at AT&T’s option, AT&T could “buy-back” the subscribers from the Company for the $1,000 liquidated damages per subscriber line provided for by the agreement. The total value of the cellular subscriber base provided for by the liquidated damages provision contained in the contract exceeds the carrying value of the asset at all periods presented herein.  The Company regularly forecasts the expected cash flows to be derived from this cellular subscriber base and as of the date of this Report those expected cash flows exceed the carrying value of the asset.

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

Impairment of Long-lived Assets: In accordance with ASC 360, the Company evaluates the recoverability of the carrying value of its long-lived assets based on estimated undiscounted cash flows to be generated from such assets. If the undiscounted cash flows indicate an impairment, then the carrying value of the assets evaluated is written-down to the estimated fair value of those assets. In assessing the recoverability of these assets, the Company must project estimated cash flows, which are based on various operating assumptions, such as average revenue per unit in service, disconnect rates, sales productivity ratios and expenses. Management develops these cash flow projections on a periodic basis and reviews the projections based on actual operating trends.  The projections assume that general economic conditions will continue unchanged throughout the projection period and that their potential impact on capital spending and revenues will not fluctuate. Projected revenues are based on the Company’s estimate of units in service and average revenue per unit as well as revenue from various new product initiatives. Projected revenues assume a declining cellular service revenue while projected operating expenses are based upon historic experience and expected market conditions adjusted to reflect an expected decrease in expenses resulting from cost saving initiatives.

The most significant long-lived tangible asset owned by the Company is the Fort Worth, Texas corporate office building and the associated land. The Company has received periodic appraisals of the fair value of this property and in each instance the appraised value exceeded the carrying value of the property.

Asset Held for Sale: In accordance with ASC 360, the Company will reclassify certain long-lived assets as a current asset held for sale on the Company’s consolidated balance sheet if certain requirements are met.  In order for an asset to be held for sale under the provisions of ASC 360, management must determine the asset is to be held for sale in its current condition, an active plan to complete the sale of the asset has been initiated and the sale of the asset is probable within one year. The Company evaluated the hotspot network patent it acquired during the public auction of Air-bank, Inc.’s assets in July 2009 and has determined this asset met all the criteria for an asset held for sale under ASC 360.  At February 28, 2010, the patent is recorded as a current asset held for sale on the Company’s consolidated balance sheet for approximately $257,000 as the Company is actively pursuing the sale of this patent and it expects to complete a sale by July 2010.

Provision for Income Taxes: The Company accounts for income taxes in accordance with ASC 740, Income Taxes, (“ASC 740”) using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences, net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods.  As of February 28, 2010 and May 31, 2009, the Company has recorded a valuation allowance against the full amount of its net deferred tax assets although the Company forecasts taxable income for fiscal year 2010, but it is currently unable to reasonably forecast taxable income beyond this year.  The inability to foresee taxable income in future years makes it more likely than not that the Company will not realize its recorded deferred tax assets in future periods.

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

The Company primarily generates revenues by providing recurring cellular services and through product sales.  Cellular services include cellular airtime and other recurring services provided through a master distributor agreement with AT&T.  Product sales include sales of cellular telephones, accessories, car and home audio products and other services and two-way radio equipment through the Company’s retail, wholesale and two-way operations.

Cellular and other service revenues and related costs are recognized during the period in which the service is rendered.  Associated subscriber acquisition costs are expensed as incurred.  For the Company’s product sales, revenue is recognized at the time of shipment, the customer takes title and assumes risk of loss, terms are fixed and determinable and collectibility is reasonably assured.  The Company does not generally grant rights of return.  However, PCI offers customers a 30 day return/ exchange program for new cellular subscribers in order to match programs put in place by most of the other cellular carriers.  During the 30 days, a customer may return all cellular equipment and cancel service with no penalty.  Reserves for returns, price discounts and rebates are estimated using historical averages, open return requests, recent product sell-through activity and market conditions.  No reserves have been recorded for the 30 day cellular return program since only a very small number of customers utilize this return program and many fail to meet all of the requirements of the program, which include returning the phone equipment in new condition with no visible damage.

Since 1984, Teletouch’s subsidiary, PCI, has held agreements with AT&T or one of its predecessor companies, which allowed PCI to offer cellular service and provide the billing and customer services to its subscribers. PCI is compensated for the services it provides based upon sharing a portion of the monthly billings revenues with AT&T.  PCI is responsible for the billing and collection of cellular charges from these customers and remits a percentage of the cellular billings generated to AT&T.  Based on its relationship with AT&T, the Company has evaluated its reporting of revenues under ASC 605-45, Revenue Recognition, Principal Agent Considerations (“ASC 605-45”) associated with its services attached to the AT&T agreements.  Included in ASC 605-45 are eight indicators that must be evaluated to support reporting gross revenue.  These indicators are (i) the entity is the primary obligor in the arrangement, (ii) the entity has general inventory risk before customer order is placed or upon customer return, (iii) the entity has latitude in establishing price, (iv) the entity changes the product or performs part of the service, (v) the entity has discretion in supplier selection, (vi) the entity is involved in the determination of product or service specifications, (vii) the entity has physical loss inventory risk after customer order or during shipment and (viii) the entity has credit risk.  In addition, ASC 605-45 includes three additional indicators that support reporting net revenue.  These indicators are (i) the entity’s supplier is the primary obligor in the arrangement, (ii) the amount the entity earns is fixed and (iii) the supplier has credit risk. Based on its assessment of the indicators listed in ASC 605-45, the Company has concluded that the AT&T services provided by PCI should be reported on a net basis.

Deferred revenue represents prepaid monthly service fees billed to customers, primarily monthly access charges for cellular services that are billed in advance by the Company.

Concentration of Credit Risk:  Teletouch offers cellular and other wireless telecommunications services to a diversified customer base of small to mid-size businesses and individual consumers, primarily in the Dallas/Fort Worth and San Antonio markets in Texas.  In addition, the Company sells cellular equipment and consumer electronics products to a large base of small to mid-size cellular carriers, agents and resellers as well as a large group of smaller electronics and car audio dealers throughout the United States.  As a result, no significant concentration of credit risk exists.  The Company performs periodic credit evaluations of its customers to determine individual customer credit risks and promptly terminates services for nonpayment.

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

Stock-based Compensation: At February 28, 2010 the Company had two stock-based compensation plans for employees and nonemployee directors, which authorize the granting of various equity-based incentives including stock options and stock appreciation rights.

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

Cash flows resulting from excess tax benefits are classified as a financing activity. Excess tax benefits are realized from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits as a result of any exercises in stock options in the three and nine months ended February 28, 2010 and 2009 because the Company provided for a full valuation allowance against all accrued future tax benefits for all periods presented until its operations improve and the Company is able to forecast taxable income in the future sufficient to utilize its deferred tax assets.

For the nine months ended February 28, 2010 and 2009, the Company elected to use the Black-Scholes option-pricing model to calculate the fair value of stock-based awards.  The Black-Scholes option-pricing model incorporates various assumptions including volatility, expected life and interest rates.  The Company is required to make various assumptions in the application of the Black-Scholes option pricing model. The Company has determined that the best measure of expected volatility is based on the historical daily volatility of the Company’s common stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for options issued in the nine months ended February 28, 2010 was 240.4 % and ranged from 172.6% to 173.7% for the options issued in the nine months ended February 28, 2009.  The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107 with the continued use of this method extended under the provisions of Staff Accounting Bulletin No. 110. Under this formula, the expected term is equal to: ((weighted-average vesting term + original contractual term)/2). The expected term used by the Company as computed by this method for options issued in the nine months ended February 28, 2010 was 5.0 years and ranged from 5.0 years to 6.0 years for the options issued in the nine months ended February 28, 2009. The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for options issued in the nine months ended February 28, 2010 was 2.55% and  ranged from 3.39% to 3.54% for the options issued in the nine months ended February 28, 2009. Dividend yield is zero for these options as the Company does not expect to declare any dividends on its common shares in the foreseeable future.

In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption.  The Company has estimated an annualized forfeiture rate of 0.0% for the stock options granted to senior management and the Company’s directors in the nine months ended February 28, 2010 and 2009.  The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

Options exercisable at February 28, 2010 and May 31, 2009 totaled 3,054,545 and 1,424,326, respectively.  The weighted-average exercise price per share of options exercisable at February 28, 2010 and May 31, 2009 was $0.27 and $0.38, respectively, with remaining weighted-average contractual terms of approximately 7.2 years and 6.2 years, respectively.

The weighted-average grant date fair value of options granted during the nine months ended February 28, 2010 and 2009 was $0.12 and $0.19, respectively.

At February 28, 2010, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $197,000, which will be amortized over the weighted-average remaining requisite service period of 1.42 years.

Income (loss) Per Share:  In accordance with ASC 260, Earnings Per Share, basic income (loss) per share (“EPS”) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding including any dilutive securities outstanding.  At February 28, 2010, the Company’s outstanding common stock options totaled 4,563,316. For the three   months ended February 28, 2010, 91,616 common stock options were dilutive securities and were included in the diluted earnings per share calculation due to the Company’s market price of its common stock at February 28, 2010 exceeding the options’ exercise price.  For the nine months ended February 28, 2010, the Company’s common stock options were excluded from the diluted earnings per share calculation because the options’ exercise price exceeded the Company’s market price of its common stock at February 28, 2010. The Company’s outstanding common stock options totaled 3,910,815 at February 28, 2009 and were not included in the computation of diluted earnings per share due to their antidilutive effect as a result of the net loss incurred during the three and nine months ended February 28, 2009.

Recently Adopted Accounting Standards:

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements, (“ASU 2010-09”) which amends Accounting Standards Codification (“ASC”) Topic 855 to address certain implementation issues related to an entity's requirement to perform and disclose subsequent events procedures. The amendments in ASU 2010-09 remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The new guidance became effective for the Company on February 24, 2010 and did not have an impact on the Company’s consolidated financial statements or results of operations.

In August 2009, FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, (“ASU 2009-05”). ASU 2009-05 amends FASB ASC Topic 820,  Fair Value Measurements (“ASC 820”). Specifically, ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted market price of the identical liability when trades as an asset or b) quoted prices for similar liabilities or similar liabilities when trades as assets and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust inputs relating to the existence of transfer restrictions on that liability. The adoption of this standard did not have an impact on our financial position or results of operations; however, this standard may impact us in future periods.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “FASB Accounting Standards Codification”, (“SFAS 168”) (“ASC” or “the Codification”) as the single source of authoritative U.S. generally accepted accounting principles for all non-governmental entities. FASB then issued Accounting Standards Update (“ASU”) 2009-01, Topic 105-Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168-The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which amended the Codification for the issuance of FAS 168.  The Codification, which launched July 1, 2009, changes the referencing and organization of accounting guidance. The Codification became effective for the Company beginning September 1, 2009. The issuance of FASB Codification did not change GAAP and therefore the adoption has only affected how specific references to GAAP literature are disclosed in the notes to our consolidated financial statements.

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

Recently Issued Accounting Standards:

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). This update requires additional disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This guidance is effective for the Company’s interim and annual reporting periods beginning after December 15, 2009. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial positions or results of operations.

In January 2010, the FASB issued ASU No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (“ASU 2010-01”). ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This ASU codifies the consensus reached by the Emerging Issues Task Force in Issue No. 09-E, "Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash." This guidance is effective for the Company beginning June 1, 2010. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial positions or results of operations.

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810)-Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, (“ASU 2009-17”).  ASU 2009-17 amends the ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this update also require additional disclosures about an reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  This guidance is effective for the Company beginning June 1, 2010. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial positions or results of operations.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements, (“ASU 2009-13”).  ASU 2009-13 impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for the Company beginning June 1, 2011. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial positions or results of operations.

NOTE 3 – RELATIONSHIP WITH CELLULAR CARRIER

The Company has historically had six distribution agreements with AT&T which provide for the Company to distribute AT&T wireless services, on an exclusive basis, in major markets in Texas and Arkansas, including the Dallas-Fort Worth, Texas Metropolitan Statistical Area (“MSA”), San Antonio, Texas MSA, Austin, Texas MSA, Houston, Texas MSA, East Texas Regional MSA and Arkansas, including primarily the Little Rock, Arkansas MSA. During 2010 and following the Company’s commencement of an arbitration proceeding against AT&T (discussed further below), AT&T has noticed the Company it is cancelling or not renewing three of the six distribution agreements including those agreements that cover the Austin, Texas MSA, Houston, Texas MSA and Arkansas.  The Company is disputing these cancellations and is attempting to have these matters included in the arbitration hearing related to the DFW Agreement. The distribution agreements permit the Company to offer AT&T cellular phone service with identical pricing characteristics to AT&T and provide billing customer services to its customers on behalf of AT&T in exchange for certain predetermined compensation and fees, which are primarily in the form of a revenue sharing of the core wireless services the Company bills on behalf of AT&T. In addition, the Company bills the same subscribers several additional features and products that it offers and retains all revenues and gross margins related to those certain services and products.

The Company is responsible for all of the billing and collection of cellular charges from its customers and remains liable to AT&T for pre-set percentages of all AT&T related cellular service customer billings. Because of the volume of business transacted with AT&T, as well as the revenue generated from AT&T services, there is a significant concentration of credit and business risk involved with having AT&T as a primary vendor. The Company’s largest distribution agreement with AT&T for the Dallas/Fort Worth, Texas MSA was amended effective September 1, 1999 with an initial term of 10 years (the “DFW Agreement”). The DFW Agreement provided for two 5-year extensions unless either party provides written notice to the other party at least six months prior to the expiration of the initial term or the additional renewal term. Specifically, under the terms of its distribution agreement with AT&T, the Company is allowed to continue to service its existing Subscribers (each telephone number assigned to a customer is deemed to be a separate Subscriber) at the time of expiration until the Subscribers, of their own free will, independently and without any form of encouragement or inducement from AT&T, have their services terminated with the Company. The initial term of the DFW Agreement expired on August 31, 2009, and the Company received the required six month notice from AT&T in February 2009 stating they will not extend the DFW Agreement in its current form with the Company beyond the expiration date of the initial term. As a result of the expiration of the initial term of the DFW Agreement, the exclusivity requirements under this agreement terminated in August 2009, which allows the Company to expand its cellular offerings in the previously AT&T exclusive areas, under new agreements with one or more carriers.

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

The Company reports its revenues related to the AT&T services on a net basis in accordance with ASC 605-45 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2010	2009	2010	2009

Gross service, rent and maintenance billings	$12,907	$15,298	$41,083	$46,560
Less: Direct costs paid to AT&T	(6,599)	(8,520)	(21,561)	(26,036)
Net service, rent and maintenance revenue	$6,308	$6,778	$19,522	$20,524

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

NOTE 4 – NOTES RECEIVABLE

	February 28, 2010	May 31, 2009

Mobui Note	$-	$441
Air-bank Note	-	439
Other	23	23
	$23	$903

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

The Company agreed to amend the Mobui Note on 6 different occasions due to additional financing requests by Mobui in the second and third quarter of fiscal year 2009.  On January 15, 2009, Teletouch amended the Mobui Note for a final time to reflect an additional funding of $60,000 to Mobui.  The sixth amended Mobui note revised the total Mobui Note amount to $415,000 and provided for the repayment of $165,000 in principal and any unpaid accrued interest by July 15, 2009.  The remaining principal and interest was due on December 22, 2009. Since Teletouch agreed to enter into a sixth amended Mobui Note, Mobui issued additional shares of its common stock to the Company, which increased Teletouch’s minority equity position in Mobui.

On August 6, 2009, the Company notified Mobui of its payment default and various other defaults under the Note and demanded payment in full.  On August 17, 2009, the Company received a $415,000 payment from Mobui which was applied against the Note’s principal balance leaving a balance on the Note of approximately $37,000 related to unpaid accrued interest.  On October 29, 2009, the total unpaid accrued interest due under the Mobui Note was paid in full and the Company released all liens related to the Note.

Air-bank Note: In 2006, the Company loaned $250,000 to PCCI for the purpose of allowing PCCI to enter into an agreement with Air-bank, Inc., a non-affiliated prepaid cellular technology company (“Air-bank”).  The $250,000 was to be used to secure a management and option agreement with Air-bank providing PCCI the option to acquire up to 55% interest in Air-bank.  Beginning in June 2006 and through fiscal year 2009, the Company also provided certain leased office space to Air-bank.  In January 2009, PCCI contributed the receivable due from Air-bank to Teletouch, which assigned all claims to the receivable to the Company to retire all of its intercompany obligations due to the Company.  In addition Air-bank owed the Company other balances due to certain operating expenses paid by the Company on its behalf.  In January 2009, the Company converted all amounts due from Air-bank into a single promissory note with an annual interest rate of 15% and secured by all of the assets of Air-bank (the “Air-bank Note”).  The initial maturity date of the Air-bank Note was March 31, 2009 with a $250,000 principal payment due at that date with any remaining principal balance and all unpaid accrued interest due on June 30, 2009.

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

NOTE 5 – INVENTORY

The following table reflects the components of inventory (in thousands):

	February 28, 2010			May 31, 2009
	Cost	Reserve	Net Value	Cost	Reserve	Net Value
Phones and related accessories	$798	$(81)	$717	$726	$(65)	$661
Automotive products	294	(41)	253	501	(56)	445
Satellite products	18	(3)	15	20	(4)	16
Two-way products	512	(126)	386	527	(111)	416
Other	6	(2)	4	15	(6)	9
Total inventory and reserves	$1,628	$(253)	$1,375	$1,789	$(242)	$1,547

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	February 28, 2010	May 31, 2009

Land	$774	$774
Buildings and leasehold improvements	3,058	3,151
Two-way network infrastructure	1,205	1,177
Office and computer equipment	3,230	3,207
Signs and displays	1,395	1,385
Other equipment	368	373
	$10,030	$10,067
Accumulated depreciation	(7,268)	(7,118)
	$2,762	$2,949

Depreciation expense was approximately $87,000 and $116,000 for the three months ended February 28, 2010 and 2009, respectively and $285,000 and $377,000 for the nine months ended February 28, 2010 and 2009, respectively.

Property and equipment are recorded at cost.  Depreciation is computed using the straight-line method.  The following table contains the property, plant and equipment by estimated useful life, net of accumulated depreciation as of February 28, 2010 (in thousands):

	Less than	3 to 4	5 to 9	10 to 14	15 to 19	20 years	Total Net
	3 years	years	years	years	years	and greater	Value
Land	$-	$-	$-	$-	$-	$774	$774
Buildings and leasehold improvements	15	74	76	-	10	1,214	1,389
Two-way network infrastructure	17	113	133	-	-	-	263
Office and computer equipment	124	87	33	-	-	-	244
Signs & displays	57	5	6	-	-	-	68
Other equipment	14	10	-	-	-	-	24
	$227	$289	$248	$-	$10	$1,988	$2,762

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible Assets with Indefinite Lives:  In accordance with ASC 350, the Company performs an annual impairment test of goodwill as well as evaluates this goodwill for recoverability upon any significant change in the business. There was no change in the $343,000 carrying amount of goodwill for the nine months ended February 28, 2010.

The reported goodwill of the Company at February, 2010 and May 31, 2009 relates entirely to the two-way radio segment and was recorded in conjunction with the acquisition of the assets of Delta Communications and Electronics, Inc. which was completed in January 2004.  The Company evaluates the recoverability of this goodwill at least once annually on March 1st of each year.  There have been no changes in the two-way radio segment during the current quarter that would indicate to the Company that the carrying value of its goodwill may have been impaired during the period.

Intangible Assets with Definite Lives:  The following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	February 28, 2010			May 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

AT&T distribution agreements and subscriber bases	$10,258	$(6,901)	$3,357	$10,258	$(6,326)	$3,932
FCC licenses	104	(69)	35	104	(62)	42
PCI marketing list	1,235	(1,235)	-	1,235	(1,235)	-
Loan origination fees	638	(348)	290	394	(203)	191
Internally developed software	170	(170)	-	170	(170)	-

Balance at February 28, 2010 and May 31, 2009	$12,405	$(8,723)	$3,682	$12,161	$(7,996)	$4,165

Total amortization expense for the three months ended February 28, 2010 and 2009 was approximately $224,000 and $230,000, respectively and $671,000 and $698,000 for the nine months ended February, 2010 and 2009, respectively.

NOTE 8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of (in thousands):

	February 28,	May 31,
	2010	2009

Accrued payroll and other personnel expense	$1,454	$1,882
Accrued state and local taxes	642	885
Unvouchered accounts payable	2,306	2,826
Customer deposits payable	465	585
Other	384	612
Total	$5,251	$6,790

NOTE 9 – LONG-TERM DEBT

Long-term debt at February 28, 2010 and May 31, 2009 consists of the following (in thousands):

	February 28,	May 31,
	2010	2009
East West Bank debt (formerly United Commercial Bank)	$2,388	$2,463
Jardine Capital Corporation bank debt	628	635
Thermo revolving credit facility	12,294	12,117
Warrant redemption notes payable	839	1,200
Other notes	-	1
Total long-term debt	16,149	16,416
Less: Current portion	(1,366)	(1,313)
Long-term debt, net	$14,783	$15,103

Current portion of long-term debt at February 28, 2010 and May 31, 2009 consists of the following (in thousands):

	February 28,	May 31,
	2010	2009
East West Bank debt (formerly United Commercial Bank)	$105	$102
Jardine Capital Corporation bank debt	10	10
Thermo revolving credit facility	951	-
Warrant redemption notes payable	300	1,200
Other	-	1
Total current portion of long-term debt	$1,366	$1,313

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

The Second Amended Thermo Revolver provides for the Company to obtain revolving credit loans from Thermo from time to time up to approximately $18,000,000.  Borrowings against the Second Amended Thermo Revolver are limited to specific advance rates against the aggregate fair value of the Company’s assets, as defined in the amendment, including real estate, equipment, infrastructure assets, inventory, accounts receivable, intangible assets and notes receivable (collectively, the “Borrowing Base”). The Company is allowed to borrow the lesser of the borrowing base amount or the initial commitment amount of $18,000,000, less a monthly step down amount. If the Company were to maximize its credit line, beginning in December 31, 2009, the availability under the Second Amended Thermo Revolver would be reduced monthly by an amount equal to the average principal balance of loans outstanding against the non-accounts receivable assets in the Borrowing Base for that month divided by sixty (60) (the “Monthly Step Down”). The loans outstanding on the accounts receivable component of the Borrowing Base will be increased or decreased through periodic reporting of the Borrowing Base to Thermo. The balance of all principal and interest outstanding under the Second Amended Thermo Revolver is due January 31, 2012.  The annual interest rate on the Second Amended Thermo Revolver is the lesser of: (a) the maximum non-usurious rate of interest per annum permitted by applicable Louisiana law or (b) the greater of (i) the prime rate plus 8% or (ii) fourteen percent (14%). Under the terms of the Second Amended Thermo Revolver, the Company must maintain certain financial covenants including a net worth of at least $5,000,000, computed on a fair value basis, at each fiscal quarter, a debt service coverage ratio that ranges between 1.10 and 1.20 over the remaining life of the revolver and an operating income no less than zero at any fiscal quarter. The purpose of the Second Amended Thermo Revolver was to retire the former factoring debt facility with Thermo and to provide additional availability to the Company for its ongoing working capital needs.  As of February 28, 2010, the Company has a current repayment liability under the Second Amended Thermo Revolver related to a loan commitment fee obligation of approximately $135,000.

In February 2010, the Company began making principal payments on the Second Amended Thermo Revolver.  The principal payment of approximately $76,000 represents 1/60th of the borrowings outstanding against non-accounts receivable assets. These monthly principal payments (Monthly Step Down) reduce the commitment amount under the revolver. As of February 28, 2010 the maximum potential borrowings available under the revolver are $17,924,000. The Company does expect to make monthly principal payments through the remainder of the term of the loan.

Under the previous Thermo Factoring Debt, the Company had adequate credit availability under the facility but was limited in its ability to borrow additional funds due to declining levels of accounts receivable.  With the Second Amended Thermo Revolver, the Company can finance other non-accounts receivable asset purchases by including them in the Borrowing Base.  Borrowings by the Company against non-accounts receivable assets are limited to 33.3% of the total amount of loans outstanding under the terms of the Second Amended Thermo Revolver. As of February 28, 2010, the Company had a maximum availability of $5,969,000 against non-accounts receivable assets and $11,955,000 against accounts receivable for a total maximum availability of $17,924,000. Additionally, the Company had approximately $12,294,000 in loans outstanding under the Second Amended Thermo Revolver as of February 28, 2010 which included an obligation of approximately $203,000 related to loan commitment fees under the Second Amended Thermo Revolver.  A portion of the loan commitment fee obligation is due and payable on  August 1, 2010 with the remaining balance due on August 1, 2011.  As of February 28, 2010, $7,229,000 was advanced against accounts receivable and $5,065,000 was advanced against non-accounts receivable assets. The availability to the Company as of February 28, 2010 under the Second Amended Thermo Revolver is approximately $4,726,000 to be borrowed against future accounts receivable and $904,000 to be borrowed against non-accounts receivable asset future purchases.

The lien and security interest in substantially all of the Company’s assets, properties, accounts, inventory, goods and the like granted to Thermo under the Thermo Revolver and all other provisions remain the same under the Second Amended Thermo Revolver.

In November 2009, the Company made a draw of approximately $1,400,000 against the Second Amended Thermo Revolver primarily for the use of purchasing inventory for its wholesale business.  As of February 28, 2010, $750,000 of these additional borrowings has been repaid to Thermo.

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

Significant components of the Company’s deferred taxes are as follows (in thousands):

	February 28, 2010	May 31, 2009

Deferred Tax Assets:
Current deferred tax assets:
Accrued liabilities	$760	$748
Deferred revenue	70	32
Inventories	92	88
Bad debt reserve	177	165
	1,099	1,033
Valuation allowance	(1,094)	(1,033)
Current deferred tax assets, net of valuation allowance	5	-

Non-current deferred tax assets:
Net operating loss	10,973	11,447
Intangible assets	132	193
Fixed assets	257	256
Licenses	16	18
Other	2	2
	11,380	11,916
Valuation allowance	(11,309)	(11,847)
Non-current deferred tax assets, net of valuation allowance	71	69

Deferred Tax Liabilities:
Current deferred tax liabilities:
Other	5	-
Non-current deferred tax liabilities:
Fixed assets	71	69

Net Current Deferred Tax Asset	$-	$-

Net Non-Current Deferred Tax Asset	$-	$-

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

	Total	2011	2012	2013	2014	Thereafter

Operating leases	$5,273	$701	$450	$348	$338	$3,436

Teletouch is party to various legal proceedings arising in the ordinary course of business. The Company believes there is no proceeding, either threatened or pending, against it that will result in a material adverse effect on its results of operations or financial condition.

In addition to the contractual obligations mentioned above, the Company has the following contingency:

Claim Asserted Against Use of Hawk Electronics’ Name: In June 2008, the Company was notified of its alleged infringement on the trade name Hawk Electronics and impending litigation against it.  While the Company has had limited settlement discussions with the other party, the Company is aggressively defending its position that its use of the Hawk Electronics name in the markets that it operates is legal and proper.  In July 2008, the Company filed suit in Tarrant County, Texas against the other party seeking to protect its use of the Hawk Electronics’ trade name.  The other party has defended this lawsuit and the matter was scheduled for trial in April 2010.  Since February 2010, the Company has been negotiating a settlement with the other party that made the infringement allegation. On February 22nd and 23rd 2010, the Company attended a court ordered mediation on this matter and believes it is in the final stages of negotiating a settlement with the other party. Additional mediation is set for April 15, 2010. We cannot give any assurance that we will be successful in resolving this matter, and while the Company believes it is unlikely, there is a risk that the court may force Teletouch to cease using the Hawk Electronics’ name.  Further litigation to resolve the infringement claim could result in substantial costs and diversion of resources, and an adverse result in an action against the Company may require that we pay substantial damages, cease operating under the Hawk Electronics’ name and expend significant resources to either license the infringing brand name or develop a non-infringing brand name.

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

As of February 28, 2010, approximately 27,995 Non-Qualified Options and 12,000 Incentive Options are outstanding under the 1994 Plan, and approximately 376,998 Non-Qualified Options and 4,146,323 Incentive Options are outstanding under the 2002 Plan.

A summary of option activity for the nine months ended February 28, 2010 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at June 1, 2009	3,910,815	$0.27	7.99	$-
Nine months ended February 28, 2010
Granted	693,167	0.12	-
Exercised	-	-	-
Forfeited	(40,666)	0.24	-
Outstanding at February 28, 2010	4,563,316	0.25	7.62	$-

Options exercisable at February 28, 2010	3,054,545	$0.27	7.22	$-

The following table summarizes the status of the Company’s non-vested stock options since June 1, 2009:

	Non-vested Options
		Weighted-
	Number of	Average Fair
	Shares	Value
Non-vested at June 1, 2009	2,486,489	$0.20
Granted	693,167	0.11
Vested	(1,670,885)	0.18
Forfeited	-	-
Non-vested at February 28, 2010	1,508,771	$0.18

The Company estimates the fair value of employee stock options on the date of grant using the Black-Scholes model. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The Company has elected to estimate the expected life of an award based on the SEC approved “simplified method.” The Company calculated its expected volatility assumption required in the Black-Scholes model based on the historical volatility of its stock.  The Company recorded approximately $35,000 and $85,000 in stock based compensation expense in the consolidated financial statements for the three months ended February 28, 2010 and 2009, respectively.  The Company recorded approximately $204,000 and $171,000 in stock based compensation expense in the consolidated financial statements for the nine months ended February 28, 2010 and 2009, respectively.

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

In August 2006, TLLP paid certain legal fees on behalf of the Company related to the debt restructuring and the reorganization of its commonly controlled companies. The Company recorded these expenses of approximately $63,000 in fiscal year 2007 as well as the related party payable to TLLP for the same amount.  In addition the Company received certain dividend payments from investments belonging to TLLP in fiscal year 2009.  In the quarter ended February 28, 2010, the Company paid certain expenses on behalf of TLLP which reduced the Company’s related party payable. As of February 28, 2010 approximately $83,000 remains payable to TLLP by the Company.

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

The Company’s cellular business segment represents its core business, which has been acquiring, billing, and supporting cellular subscribers under a revenue sharing relationship with AT&T and its predecessor companies for over 25 years. The consumer services and retail business within the cellular segment is operated primarily under the Hawk Electronics brand name, with additional business and government sales provided by a direct sales group operating throughout all of the Company’s markets. As a master distributor for AT&T wireless services, the Company controls the entire customer experience, including initiating and maintaining the cellular service agreements, rating the cellular plans, providing complete customer care, underwriting new account acquisitions and providing multi-service billing, collections, and account maintenance.  Furthermore, in January 2009, Teletouch entered into a new distribution agreement with T-Mobile USA, Inc (“T-Mobile”). The Company closed its last two Oklahoma retail locations selling T-Mobile branded cellular services and products in October 2009. Subsequent to these closings, in January 2010, the T-Mobile agreement was terminated due to the Company closing all of its retail locations in the Oklahoma market.

On January 19, 2010, the Company signed a new two-year, national distribution agreement with Clearwire Communications (NASDAQ: CLWR) to sell its 4G service called CLEAR.  On January 26, 2010, the Company announced that it had recently entered into a two-year, Authorized Representative Agreement with Sprint (NYSE:S) subsidiary, Sprint Solutions, Inc.

The Company’s wholesale business segment represents its distribution of cellular telephones, accessories, car audio and car security products to major carrier agents, rural cellular carriers, smaller consumer electronics and automotive retailers and auto dealers throughout the United States.

The two-way business segment includes radio services provided on the Company’s Logic Trunked Radio (“LTR”) system and the related radio equipment sales as well as radio equipment sales to customers operating their own two-way radio system.  Safety and emergency response vehicle product sales and services are also included in the two-way business segment.

Corporate overhead is reported separate from the Company’s identified segments.  The Corporate overhead costs include expenses for the Company’s accounting, information technology, human resources, marketing and executive management functions.

The following tables summarize the Company’s operating financial information by each segment for the three and nine months ended February 28, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2010	2009	2010	2009
Operating revenues:
Service, rent and maintenance revenue
Cellular	$5,835	$6,290	$18,000	$19,137
Two-way	434	458	1,384	1,246
Other	39	30	138	141
Total	6,308	6,778	19,522	20,524

Product sales revenue
Cellular	950	1,774	3,454	5,366
Wholesale	8,450	1,870	16,464	7,071
Two-way	714	542	2,054	1,878
Other	137	84	403	288
Total	10,251	4,270	22,375	14,603

Operating revenue
Cellular	6,785	8,064	21,454	24,503
Wholesale	8,450	1,870	16,464	7,071
Two-way	1,148	1,000	3,438	3,124
Other	176	114	541	429
Total	16,559	11,048	41,897	35,127

Operating expenses:
Cost of service, rent and maintenance
(exclusive of depreciation and amortization included below)
Cellular	1,285	1,763	4,338	5,516
Two-way	391	435	1,182	1,313
Other	17	28	49	105
Total	1,693	2,226	5,569	6,934

Cost of products sold
Cellular	1,130	2,077	3,691	5,739
Wholesale	6,904	1,635	14,217	6,254
Two-way	590	407	1,605	1,373
Other	95	67	278	211
Total	8,719	4,186	19,791	13,577

Selling and general and administrative
Cellular	969	1,335	3,411	4,096
Wholesale	652	317	1,282	958
Two-way	156	130	410	404
Corporate	2,594	2,375	7,332	7,081
Other	50	84	159	378
Total	4,421	4,241	12,594	12,917

Depreciation and amortization
Two-way	29	46	92	158
Corporate	282	300	864	917
Total	311	346	956	1,075

Loss(gain) on disposal of assets
Corporate	-	(7)	1	(8)
Total operating expenses	15,144	10,992	38,911	34,495

Operating income (loss)
Cellular	3,401	2,889	10,014	9,152
Wholesale	894	(82)	965	(141)
Two-way	(18)	(18)	149	(124)
Corporate	(2,876)	(2,668)	(8,197)	(7,990)
Other	14	(65)	55	(265)
Total	1,415	56	2,986	632

Interest expense, net
Two-way	-	-	-	-
Corporate	(602)	(558)	(1,674)	(1,811)
Total	(602)	(558)	(1,674)	(1,811)

Net income (loss) before income tax expense	813	(502)	1,312	(1,179)

Income tax expense
Corporate	60	81	183	244

Net income (loss)	$753	$(583)	$1,129	$(1,423)

During the three and nine months ended February 28, 2010 and 2009, the Company did not have a single customer that represented more than 10% of total revenues.

The Company identifies its assets by segment. Significant assets of the Company’s corporate offices include cash, property and equipment, notes receivable and loan origination costs.  The Company’s assets by segment as of February 28, 2010 and May 31, 2009 are as follows:

	February 28, 2010			May 31, 2009
	Total Assets	Property and Equipment, net	Intangible Assets, net	Total Assets	Property and Equipment, net	Intangible Assets, net

Segment
Cellular	$10,869	$137	$3,614	$12,751	$195	$3,932
Two-way	1,864	421	377	1,806	467	385
Wholesale	890	2	-	1,123	3	-
Corporate	7,083	2,200	34	8,639	2,284	191
Other	290	2	-	37	-	-

Totals	$20,996	$2,762	$4,025	$24,356	$2,949	$4,508

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

For over 45 years, Teletouch has offered a comprehensive suite of telecommunications products and services under the Teletouch and AT&T®  brands, including cellular, two-way radio, GPS-telemetry, wireless messaging and public safety/emergency response products and services. Teletouch operates approximately 16 retail and agent stores and 4 two-way radio service locations in Texas. Locations include both “Teletouch” and “Hawk Electronics” branded in-line and free-standing stores. Teletouch’s core-business is acquiring, billing and supporting cellular subscribers under a long-term recurring revenue relationship with AT&T. The distribution agreements with AT&T and its predecessor companies have been in place for over 25 years. Through its subsidiary, Progressive Concepts Inc., (“PCI”), the Company is a leading provider of AT&T cellular services (voice, data and entertainment), as well as other mobile, portable and personal electronics products and services to individuals, businesses and government agencies. PCI operates a chain of retail stores and sells under the “Hawk Electronics” brand, through Hawk-branded sub-agents, its own direct sales force and the Internet. As a master distributor for AT&T, the Company controls the entire customer relationship, including initiating and maintaining the cellular service agreements, rating the cellular plans, providing complete customer care, underwriting new account acquisitions and providing multi-service billing, collections and account maintenance. PCI also operates a national wholesale distribution business, known as PCI Wholesale that serves major carrier agents, rural cellular carriers, smaller consumer and electronic retailers and automotive dealers throughout the United States. Teletouch’s original business continues to provide two-way radio products and services on its own network in North and East Texas. In January 2009, Teletouch entered into an Exclusive Retailer Agreement with T-Mobile USA, Inc.(“T-Mobile”). The agreement provided for Teletouch to open, operate and manage mall locations, with the Company's first locations opening in major markets in Oklahoma in February 2009. The Company closed its last two Oklahoma retail locations selling T-Mobile branded cellular services and products in October 2009. Subsequent to these closings, in January 2010, the T-Mobile agreement was terminated due to the Company closing all of its retail locations in the Oklahoma market. In late 2007, Teletouch began selling safety and emergency response vehicle products and services under the brand Teletouch EVP (“Emergency Vehicle Products”). The EVP business is a complementary offering to the Company’s existing two-way radio business and the Company has expanded its product lines to include light bars, sirens and other accessories used in or on emergency response vehicles through a number of distribution agreements with manufacturers of these products. Teletouch also holds an equity stake in Mobui Corporation, a Redmond, Washington based mobile applications developer and provider.

On January 19, 2010, the Company signed a new two-year, national distribution agreement with Clearwire Communications (NASDAQ: CLWR) to sell its 4G service called CLEAR.  On January 26, 2010, the Company announced that it had recently entered into a two-year, Authorized Representative Agreement with Sprint (NYSE:S) subsidiary, Sprint Solutions, Inc.

2010 Business Strategy

Summary

Most of the Company’s efforts from August 2006 through fiscal 2009 were focused on the complex integration issues related to the acquisition of PCI, its subsequent reorganization activities, as well as on securing financing to grow its retail business and work to complete one or more acquisitions to provide new avenues of revenue growth for the Company. After rationalizing a number of business units and resizing the workforce over the past two years, Teletouch is better positioned to achieve its financing, retail expansion and acquisition goals. Key to this strategy is and has been leveraging the Company’s various customer relationships, including PCI’s approximately 64,000 cellular subscribers, which are comprised of individuals and businesses of higher than average credit worthiness (due to PCI’s stringent credit standards). The Company believes that there are opportunities to grow revenues in excess of its current cellular revenues with these monthly-billed customers.

The Company’s primary business for over 25 years has been distributing cellular services under several exclusive master distributor agreements with AT&T and its predecessor companies.  As of the date of this Report, certain changes to the Company’s relationship with AT&T have occurred, including the expiration of the exclusivity with AT&T under the primary Dallas/Fort Worth (“DFW”) distribution agreement and the commencement of legal action against AT&T by the Company.  Following the August 2009 expiration of the DFW distribution agreement, the Company maintained the right to continue servicing its cellular subscriber base until the last subscriber terminates service.  Since the launch of the iPhone in June 2007, and following AT&T’s refusal to allow the Company to offer the iPhone to its subscriber base, the Company has experienced higher rates of attrition in its cellular subscriber base due to subscribers having to transfer their service to AT&T to purchase an iPhone.  The iPhone and certain other products and services that have been withheld from the Company by AT&T were the primary reasons the Company commenced the legal action against AT&T in September 2009. Following expiration of the DFW agreement and the commencement of the legal action, the Company has experienced a predicted decline in cellular subscribers and cellular revenues due to AT&T subscribers no longer being allowed to transfer their service to PCI. Subscriber attrition rates have remained flat following the August 2009 expiration of the DFW agreement but the inability to replace these subscribers has resulted in a declining subscriber base and declining cellular service revenues. The Company is currently negotiating new cellular carrier distribution relationships and expects to be offering multiple carrier cellular services by the end of the year with the intent of offsetting some of the losses of its AT&T cellular service revenues.

The Company experienced significant declines in cellular revenues during the last year due to the migration of a large number of cellular subscribers to AT&T in order to purchase services and products directly from AT&T that the Company was not allowed to sell. In fiscal year 2009, macro-economic issues attributed to the lower cellular and electronics sales in the Company’s wholesale business and budgetary constraints imposed on many governmental entities and commercial enterprises resulted in lower sales in the Company’s two-way radio business.   In spite of the loss of revenues, the Company was successful in improving its operating results during 2009 and continuing through the third quarter of fiscal 2010 through aggressive cost management and improved product sales from its wholesale and two-way businesses.  During the remainder of fiscal 2010, the Company will continue to manage its costs closely but will focus on developing sources of revenue for all of its business units.  These new revenue sources will be several anticipated distribution agreements and, potentially, the acquisition of one or more complementary businesses. Following the acquisition of PCI in August 2006, the Company struggled to complete the required audits because of the condition of PCI’s records. Because of the delays in completing these audits, the Company was unable to maintain a current standing with its regulatory reporting requirements. The Company’s inability to file the required financials hindered the Company’s ability to secure additional financing to grow the business or to complete any of the major acquisitions it has identified. Significant progress was made in 2009 by catching up on its delinquent financial statement audits and filings, and in December 2010, the Company completed and filed all of its required previously delinquent quarterly financial reports which brought the Company into compliance with its reporting requirements as determined by the SEC.  The SEC granted the Company relief as to the quarterly filings in the year ended May 31, 2007. The Company is hopeful that it can now secure the necessary financing to complete one or more of these acquisitions in 2010. There is no assurance that any of the acquisitions will be concluded.

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

Cellular Services

In August 2009, the initial term of the primary distribution agreement between Teletouch’s subsidiary, PCI and AT&T expired.  Under this agreement, PCI distributes AT&T cellular services in the DFW market.  With the expiration of this agreement, the Company is no longer exclusive to AT&T in DFW, which allows the Company to expand it cellular service offerings in this market for the first time in over 35 years.  The August 2009 expiration of the initial term of the DFW distribution agreement also restricts PCI from growing its subscriber base in DFW by limiting new activations and prohibiting AT&T subscribers from moving their service to PCI, but the majority of the provisions of the agreement remain in tact at the option of PCI, including the right for PCI to continue servicing its existing DFW subscribers until there are no more subscribers remaining as customers of PCI.  Based on its current subscriber attrition rates, the Company estimates that it will maintain subscribers in DFW for the next eight years.  The Company has historically had five distribution agreements with AT&T in addition to the distribution agreement covering the DFW market discussed above.  Under these other distribution agreements, the Company is allowed to distribute AT&T wireless services, on an exclusive basis, in certain major markets in Texas and Arkansas, including the San Antonio, Texas Metropolitan Statistical Area (“MSA”), Austin, Texas MSA, Houston, Texas MSA, East Texas Regional MSA and Arkansas, including primarily the Little Rock, Arkansas MSA. These distribution agreements have varying terms with the longest extending through October 2013.

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

With PCI’s exclusivity to AT&T in the Dallas/Fort Worth market lifted in August 2009 and after being unable to reach an alternate form of agreement with AT&T, the Company has begun actively negotiating final terms under a variety of new cellular carriers, WiFi, WiMax and related wireless communications relationships. The Company expects to begin launching some of these products and services throughout the remainder of 2010.   Teletouch’s first new cellular carrier relationship outside of AT&T was formed during fiscal year 2009 that initially contemplates distribution in markets not protected under the exclusivity provisions granted to AT&T under the existing distribution agreements.   To provide new and innovative cellular solutions, Teletouch entered into an Exclusive Retailer Agreement with T-Mobile USA, Inc. (“T-Mobile”). The agreement provided for Teletouch to open, operate and manage mall locations, with the Company's first new locations having opened in major markets in Oklahoma. The Company closed its last two Oklahoma retail locations selling T-Mobile branded cellular services and products in October 2009.  Subsequent to these closings, in January 2010, the T-Mobile agreement was terminated due to the Company closing all of its retail locations in the Oklahoma market.

On January 19, 2010, the Company signed a new two-year, national distribution agreement with Clearwire Communications (NASDAQ: CLWR) to sell its 4G service called CLEAR.  On January 26, 2010, the Company announced that it had recently entered into a two-year, Authorized Representative Agreement with Sprint (NYSE:S) subsidiary, Sprint Solutions, Inc.

During the remainder of fiscal 2010, the Company will focus on expanding distribution of existing products and services to its approximately 64,000 cellular subscribers which primarily reside in the DFW and San Antonio markets in Texas.  In addition, the Company will focus on developing the other markets covered by its existing AT&T distribution agreements, starting with the East Texas market where Teletouch currently has personnel and existing infrastructure in place.   A primary focus of the Company will be on expanding its product and service offerings through a variety of new distribution agreements that are currently being negotiated.  Through these new relationships, the Company will be able to offer its customers a choice in services and additional products and expects to be allowed to expedite expansion of its distribution to other markets.

Wholesale Business

During 2009, a large focus in the wholesale business was on the ongoing credit worthiness of our customers, pricing, margins and inventory turnover. The extensive re-evaluation of the wholesale business in 2009 resulted in certain sustainable operating changes to the business, including office staff reductions, new sales hiring, re-pricing of new and non-current inventory, as well as identified the necessity to grow market share and focus on more exclusive product offerings. The Company will continue to focus on expanding its distributor relationships and expand its product line with a focus on products that it can offer exclusively for wholesale distribution for the remainder of 2010 and expects revenues to improve with the slowly improving economic outlook for the country. In October 2009 the Company started a cellular handset brokerage business selling to volume buyers both domestically and internationally.  Initially the Company has primarily brokered phones manufactured by Research In Motion, better known as the manufacturer of Blackberry® cellular handsets.  This brokerage business contributed to the increase in product sales for the Company’s wholesale business during the three and nine months ended February, 2010.  The Company expects the handset brokerage business to decline throughout the remainder of the fiscal year unless the Company is successful in locating a new supplier of cellular handsets as the Company has experienced a lack of certain wholesale cellular handset inventory due to purchasing restrictions from AT&T.  The Company is currently pursuing new vendors to purchase the inventory required for the wholesale brokerage business.

Two-Way Radio Operations

For 2010, the Company’s two way division has secured a contract in support of the re-banding efforts being undertaken nationally to migrate public safety communications to frequencies that will not experience interference from certain radio channels operated by Nextel Communications.  This project covers the East Texas market and is expected to generate up to $600,000 in installation revenues during the next year.  Teletouch’s long-term relationships and reputation with the various governmental entities over its almost 47 year presence in East Texas has allowed the Company to procure this business to date. The Company believes it will be successful in procuring more of this business as a variety of sources of government funds are made available throughout 2010 and expected to continue into 2011.

As a complement to and embedded in its two-way radio segment, the Company began selling emergency vehicle products in late 2007 under several master distributor agreements with its suppliers.  The product lines include various aftermarket accessories that are added to vehicles in the public safety industry, but primarily includes light bars, sirens and computer equipment supports mounted in-vehicle.  During 2010, the Company will be focusing on expanding the distribution of these product lines to other markets by cross-training of existing sales personnel in those other markets as well as by opening new distribution points in those markets.  In addition, the Company is working with its manufacturers to secure approval to sell these products into other protected markets and to potentially acquire other existing distribution in these markets. The Company is currently in the process of applying to have its emergency vehicle products listed and sold through the United States Government Services Administration (“GSA”).  If successful in its efforts to get approved and listed by GSA, the Company would be able to sell its products to all Federal agencies without those agencies having to go through a bidding process.

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

Since 1984, the Company’s subsidiary, PCI, has held agreements with AT&T and its predecessor companies, which allowed PCI to offer cellular service and customer service to AT&T customers in exchange for certain compensation and fees.  PCI is responsible for the billing and collection of cellular charges from these customers and remits a percentage of the cellular billings generated to AT&T.  Based on PCI’s relationship with AT&T, the Company has evaluated its reporting of revenues, under ASC 605-45, Revenue Recognition, Principal Agent Considerations, (“ASC 605-45”) associated with its services attached to the AT&T agreements.

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

▪	Costs of the Company’s retail stores including personnel, rents and utilities.
▪	Costs of bad debt related to the cellular service billings.

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

Service, Rent and Maintenance Revenue for the Three and Nine Months Ended February 28, 2010 and 2009

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

(dollars in thousands)	February 28,		2010 vs 2009
	2010	2009	$ Change	% Change

Three Months Ended
Service, rent, and maintenance revenue
Cellular operations
Gross cellular subscription billings	$12,434	$14,810	$(2,376)	-16%
Net revenue adjustment (revenue share due AT&T)	(6,599)	(8,520)	1,921	-23%
Cellular operations total service revenues:	5,835	6,290	(455)	-7%

Two-way radio operations	434	458	(24)	-5%
Other operations	39	30	9	30%

Service, rent, and maintenance revenue	$6,308	$6,778	$(470)	-7%

Nine Months Ended
Service, rent, and maintenance revenue
Cellular operations
Gross cellular subscription billings	$39,561	$45,173	$(5,612)	-12%
Net revenue adjustment (revenue share due AT&T)	(21,561)	(26,036)	4,475	-17%
Cellular operations total service revenues:	18,000	19,137	(1,137)	-6%

Two-way radio operations	1,384	1,246	138	11%
Other operations	138	141	(3)	-2%

Service, rent, and maintenance revenue	$19,522	$20,524	$(1,002)	-5%

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

Service, Rent and Maintenance Revenue Discussion for the Three and Nine Months Ended February 28, 2010 and 2009

The decrease in gross cellular subscription billings for the three and nine months ended February 28, 2010 compared to the same periods in the prior fiscal year resulted primarily from a decrease in monthly access charges of $1,834,000 and $4,752,000, respectively.  The reduction is due to a decline in the Company’s cellular subscriber base which is primarily a result of the Company’s inability to offer the iPhone to its cellular customers resulting in PCI’s cellular subscribers being forced to transfer their service to AT&T in order to purchase the iPhone. The Company had 64,198 cellular subscribers as of February 28, 2010 compared to 74,128 cellular subscribers as of February 28, 2009.   In addition, the cellular operations segment experienced a decrease in gross billings for roamer and toll charges of approximately $294,000 and $1,000,000 for the three and nine months ended February 28, 2010, respectively compared to the same periods in the prior fiscal year.   The decrease in roamer and toll charges is a direct result of a declining subscriber base. During the later part of fiscal year 2009 the Company focused on improving its cellular  collections efforts on past due cellular account balances and as a result late penalty fee revenues decreased by approximately $180,000 and $429,000 in the three and nine months ended February 28, 2010, respectively compared to the same periods in the prior fiscal year.  The decrease in revenues were partially offset by an increase in billings for data charges and customer billing fees of $346,000 and $253,000, respectively, for the nine months ended February 28, 2010 compared to the same periods in the prior fiscal year.

The decrease in service, rent and maintenance revenue from the Company’s two-way business for the three months ended February 28, 2010 compared to the three months ended February 28, 2009 is attributable to a  decrease in radio maintenance revenue, radio repair revenue and logic trunked radio subscription service revenue of approximately $33,000, $34,000 and $16,000, respectively.  The decrease in revenue was partially offset by an increase in radio installation revenue of approximately $61,000 primarily due to the City of Tyler radio frequency re-banding project.  The increase in service, rent and maintenance revenue from the Company’s two-way business for the nine months ended February 28, 2010 compared to the nine months ended February 28, 2009 is primarily due to an increase in installation revenue related to the City of Tyler radio frequency re-banding project.  Installation revenue increased by approximately $270,000 for the nine months ended February 28, 2010 compared to the same period in the prior fiscal year.  The increase in service revenue was partially offset by a decrease in maintenance revenue, radio repair revenue and logic trunked radio subscription service revenue of approximately $64,000, $41,000 and $41,000, respectively in the nine months ended February 28, 2010 compared to the nine months ended February 28, 2009.

Cost of Service, Rent and Maintenance for the Three and Nine Months Ended February 28, 2010 and 2009

Cost of service, rent and maintenance expense consist of the following significant components:

(dollars in thousands)	February 28,		2010 vs 2009
	2010	2009	$ Change	% Change

Three Months Ended
Cost of service, rent and maintenance
Cellular operations	$1,285	$1,763	$(478)	-27%
Two-way operations	391	435	(44)	-10%
Other operations	17	28	(11)	-39%

Total cost of service, rent and maintenance	$1,693	$2,226	$(533)	-24%

Nine Months Ended
Cost of service, rent and maintenance
Cellular operations	$4,338	$5,516	$(1,178)	-21%
Two-way operations	1,182	1,313	(131)	-10%
Other operations	49	105	(56)	-53%

Total cost of service, rent and maintenance	$5,569	$6,934	$(1,365)	-20%

Cost of Service, Rent and Maintenance Discussion for the Three and Nine Months Ended February 28, 2010 and 2009

The decrease in cost of service, rent and maintenance related to the Company’s cellular operations for the three and nine months ended February 28, 2010 compared to the three and nine months ended February 28, 2009 is directly related to the decrease in the Company’s cellular service revenues as a result of a declining cellular subscriber base. Roamer costs decreased by approximately $62,000 and $314,000 for the three and nine months ended February 28, 2010, respectively compared to the three and nine months ended February 28, 2009.  In addition, employee compensation costs from the Company’s cellular operations decreased by approximately $128,000 and $426,000 for the three and nine months ended February 28, 2010, respectively compared to the same periods in the prior fiscal year due to a reduction in personnel.  The cellular customer service department had 54 employees as of February 28, 2010 compared to 65 employees as of February 28, 2009.  Furthermore, the recovery of bad debt expense increased by approximately $55,000 for the three months ended February 28, 2010 compared to the same period in the prior fiscal year.

The decrease in cost of service, rent and maintenance related to the Company’s two-way operations for the three months ended February 28, 2010 compared to the three months ended February 28, 2009 is primarily due to a decrease in salaries and wages and other personnel costs of approximately $32,000.  In addition, office and travel expenses decreased by approximately $8,000 and office lease expense decreased by approximately $2,500 quarter over quarter due to closing the Nacogdoches two-way service center in the first quarter of fiscal year 2010.  The decrease in cost of service rent and maintenance for the nine months ended February 28, 2010 compared to the nine months ended February 28, 2009 is related to a decrease in two-way network infrastructure repairs of approximately $31,000 as well as a decrease in salaries and wages and other personnel costs of approximately $69,000.

Sales Revenue and Cost of Products Sold for the Three and Nine Months ended February 28, 2010 and 2009

(dollars in thousands)	February 28,		2010 vs 2009
	2010	2009	$ Change	% Change

Three Months Ended
Product Sales Revenue
Cellular	$950	$1,774	$(824)	-46%
Wholesale	8,450	1,870	6,580	352%
Two-Way	714	542	172	32%
Other	137	84	53	63%
Total product sales revenue	$10,251	$4,270	$5,981	140%

Cost of products sold
Cellular	1,130	2,077	(947)	-46%
Wholesale	6,904	1,635	5,269	322%
Two-Way	590	407	183	45%
Other	95	67	28	42%
Cost of products sold	$8,719	$4,186	$4,533	108%

Nine Months Ended
Product Sales Revenue
Cellular	$3,454	$5,366	$(1,912)	-36%
Wholesale	16,464	7,071	9,393	133%
Two-Way	2,054	1,878	176	9%
Other	403	288	115	40%
Total product sales revenue	$22,375	$14,603	$7,772	53%

Cost of products sold
Cellular	3,691	5,739	(2,048)	-36%
Wholesale	14,217	6,254	7,963	127%
Two-Way	1,605	1,373	232	17%
Other	278	211	67	32%
Cost of products sold	$19,791	$13,577	$6,214	46%

Sales Revenue and Cost of Products Sold Discussion for the Three and Nine Months Ended February 28, 2010 and 2009

Product sales revenue: The decrease in product sales revenue from the Company’s cellular operations for the three and nine months ended February 28, 2010 compared to the three and nine months ended February 28, 2009 is primarily due to a decrease in cellular phone activations and upgrades. The Company’s cellular phone activations decreased by a quantity of 1,977 and 3,949 for the three and nine months ended February 28, 2010, respectively compared to the same periods from the prior fiscal year.  The Company’s cellular phone upgrades decreased by a quantity of 1,626 and 4,279 for the three and nine months ended February 28, 2010, respectively compared to the same period from the prior fiscal year.  In addition, the average revenue per phone sold continues to decline as the Company continues to subsidize the sale of cellular handsets to compete with the pricing of other cellular carriers. The decrease in cellular product sales for the nine months ended February 28, 2010 was partially offset by cellular product sales of approximately $278,000 related to the Company’s T-Mobile operations in Oklahoma. The Company opened 5 retail locations in February 2009 selling T-Mobile branded products and services. As of February 28, 2010, the Company had closed all of its Oklahoma retail locations selling T-Mobile branded products and services. In January 2010, the Company’s retail agreement with T-Mobile was terminated due to the Company closing all of its retail locations in the Oklahoma market.

The increase in product sales from the Company’s wholesale operations for the three months and nine months ended February 28, 2010 compared to the three and nine months ended February 28, 2009 is related to brokering large quantities of cellular handsets to certain domestic and international cellular distributors.  These high volume and relatively low margin brokerage sales generated approximately $7,100,000 and $11,850,000 in additional product sales for the three and nine months ended February 28, 2010, respectively. There were no similar cellular brokering sales for the three and nine months ended February 28, 2009.

The increase in product sales from the Company’s two-way operations for the three months ended February 28, 2010 compared to the three months ended February 28, 2009 is primarily related to an increase in emergency vehicle product (“EVP”) sales, two-way radio sales and two-way radio parts sales of  approximately $40,000, $76,000 and $48,000, respectively. The increase in products sales for the nine months ended February 28, 2010 compared to the nine months ended February 28, 2009 is primarily related to an increase in EVP sales of approximately $314,000.  The increase in revenue was partially offset by a decrease in two-way radio and parts sales of approximately $95,000 and $28,000, respectively, compared to the same period in the prior fiscal year.

The increase in product sales related to the Company’s other operations for the three and nine months ended February 28, 2010 compared to the same periods in the prior fiscal year is due to an increase in demand for aftermarket automotive audio, video and vehicle accessory products related to the Company’s car dealer expediter business.

Cost of products sold:  The increase in total cost of products sold for the three and nine months ended February 28, 2010 compared to the three and nine months ended February 28, 2009 is primarily due to an increase in product sales revenues from the Company’s wholesale operations partially offset by a decrease in cellular product sales. The Company’s wholesale operations experienced large volume, low margin sales related to brokering cellular handsets in the first nine months of fiscal year 2010 which created corresponding increases in cost of products sold.  The Company’s cellular operations segment continued to experience low or negative profit margins related to the sales of cellular handsets due to increased market competition in the cellular industry and the shift in equipment sales to higher-end PDA devices.  The Company is required to offer higher equipment subsidies on the higher-end handsets to match pricing offered by AT&T and other competing cellular carriers.  In addition, the cost of products related to the Company’s two-way business increased greater than the increase in two-way sales, year over year, due to an increase in emergency vehicle products sales which are sold at lower profit margins.

Selling and General and Administrative Expenses for the Three and Nine Months ended February 28, 2010 and 2009

Selling and general and administrative expenses consist of the following significant components:

(dollars in thousands)	February 28,		2010 vs 2009
	2010	2009	$ Change	% Change

Three Months Ended
Selling and general and administrative
Salaries and other personnel expenses	$2,804	$2,677	$127	5%
Office expense	446	464	(18)	-4%
Advertising expense	111	190	(79)	-42%
Professional fees	461	465	(4)	-1%
Taxes and licenses fees	24	35	(11)	-31%
Stock-based compensation expense	35	85	(50)	-59%
Other expenses	540	325	215	66%

Total selling and general and administrative	$4,421	$4,241	$180	4%

Nine Months Ended
Selling and general and administrative
Salaries and other personnel expenses	$7,826	$8,184	$(358)	-4%
Office expense	1,432	1,496	(64)	-4%
Advertising expense	456	579	(123)	-21%
Professional fees	1,368	1,215	153	13%
Taxes and licenses fees	117	151	(34)	-23%
Stock-based compensation expense	204	171	33	19%
Other expenses	1,191	1,121	70	6%

Total selling and general and administrative	$12,594	$12,917	$(323)	-3%

Selling and General and Administrative Expenses Discussion for the Three and Nine Months Ended February 28, 2010 and 2009

The increase in salaries and other personnel expenses for the three months ended February 28, 2010 compared to the three months ended February 28, 2009 is due to an increase of bonus accrual expenses of approximately $255,000 which is related to the Company’s expectation of achieving its fiscal 2010 bonus targets established by its Board. The increase was partially offset by a decrease in contract labor expense of approximately $123,000 due to the Company terminating its computer services contract with a group of IT contractors in the later part of fiscal year 2009.  The decrease in salaries and other personnel expenses for the nine months ended February 28, 2010 compared to the same period in the prior fiscal year is due to a decrease in expenses related to contract labor, third party commissions and employee welfare of approximately $458,000, $207,000, and $190,000 respectively.  As mentioned previously, the decrease in contract labor is related to the Company terminating its computer services with a group of IT contractors. Third party commissions decreased due to lower agent sales and activations which are directly related to the termination of the Company’s Dallas/Fort Worth distribution agreement with AT&T in August 2009. The decrease in employee welfare expense is attributable to forfeitures from the Company’s 401(k) program used to offset Company matching funds paid into the 401(k) plan.  The decrease in salaries and other personnel expenses for the nine months ended February 28, 2010 compared to the nine months ended February 28, 2009, were partially offset by an increase in salary expenses and bonus accrual expenses of approximately $121,000 and $344,000, respectively.

The decrease in advertising expense for the three and nine months ended February 28, 2010 compared to the three and nine months ended February 28, 2009 is primarily related to advertising reimbursements the Company received from certain vendors for achieving sales based objectives.  Advertising reimbursements increased by approximately $91,000 and $149,000 for the three and nine months ended February 28, 2010, respectively, compared to the three and nine months ended February 28, 2009.  In addition, the Company reduced expenses related to billboard advertising and other promotions by approximately $40,000 and $82,000 for the three and nine months ended February 28, 2010, respectively, compared to the same period in the prior year.  The decrease in expenses were partially offset by an increase in sponsorships of approximately $33,000 and $81,000 for the three and nine months ended February 28, 2010, respectively, compared to the same period in the prior fiscal year.  In addition, expenses related to print media advertising increased by approximately $20,000 and $28,000 for the three and nine months ended February 28, 2010, respectively, compared to the three and nine months ended February 28, 2009.

The increase in professional fees for the nine months ended February 28, 2010 compared to the nine months ended February 28, 2009 is due to an increase in legal fees of approximately $540,000, primarily related to costs associated with defending the Company against an alleged infringement on the Hawk Electronics trade name as well as legal fees attributable to the arbitration with AT&T. The increase in legal fees was partially offset by a reduction in other professional fees including accounting fees, board of directors fees, consulting fees and investor relations fees by approximately $160,000,  $54,000, $91,000 and $78,000, respectively, for the nine months ended February 28, 2010 compared to the nine months ended February 28, 2009.  The decrease in accounting fees is primarily related to the reversal of fees accrued for the Company’s fiscal year 2007 quarterly reviews since the SEC granted the Company relief on these filings. Board of director’s fees decreased primarily from the reduction of meeting fees and consulting fees declined due to fewer expenses related to its internal controls assessments required under Section 404 of the Sarbanes-Oxley Act of 2002.  The Company experienced a decrease in investor relations expense as a result of expenses incurred during fiscal year 2009 to help promote investor awareness.  The nine months ended February 28, 2010 had no similar occurring expenses.

The decrease in stock-based compensation expense for the three months ended February 28, 2010 compared to the three months ended February 28, 2009 is attributable to stock options that were fully amortized in the second quarter of fiscal year 2010. The increase in stock-based compensation expense for the nine months ended February 29, 2010 compared to the nine months ended February 28, 2009 is due to stock options granted to the Company’s executive management on June 1, 2009, under the terms of their employment agreement effective June 1, 2008 as well as granting additional options to the Company’s board of directors in June 2009. During the first quarter of fiscal year 2010, the Company granted an additional 693,167 in stock options which contributed to the increase in stock compensation expense for the nine months ended February 28, 2010 compared to the nine months ended February 28, 2009.

The increase in other expenses for the three months ended February 28, 2010 compared to the three months ended February 28, 2009 is attributable to an increase in bad debt expense of approximately $47,000 related to the Company’s wholesale and two-way businesses. In addition, the Company experienced increased costs for travel, business insurance and computer expense of approximately $52,000, $27,000 and $15,000, respectively, for the three months ended February 28, 2010 compared to the same period in the prior fiscal year.  The increase in other expenses for the nine months ended February 28, 2010 compared to the same period in the prior fiscal year is attributable to an increase in travel and postage expense of approximately $50,000 and $40,000, respectively.  The increase in other expenses for the nine months ended February 28, 2010 compared to the nine months ended February 28, 2009 was offset by a decrease in business insurance of approximately $20,000.

Other Operating Expenses for the Three and Nine Months Ended February 28, 2010 and 2009

(dollars in thousands)
	February 28,		2010 vs 2009
	2010	2009	$ Change	% Change

Three Months Ended
Other Operating Expenses
Depreciation and amortization:
Depreciation	$87	$116	$(29)	-25%
Amortization	224	230	(6)	-3%
Total depreciation and amortization	311	346	(35)	-10%
Gain on disposal of assets	-	(7)	7	-100%

Total other operating expenses	$311	$339	$(28)	-8%

Nine Months Ended
Other Operating Expenses
Depreciation and amortization:
Depreciation	$285	$377	$(92)	-24%
Amortization	671	698	(27)	-4%
Total depreciation and amortization	956	1,075	(119)	-11%
Loss(gain) on disposal of assets	1	(8)	9	-113%

Total other operating expenses	$957	$1,067	$(110)	-10%

The decrease in depreciation and amortization expense for the three and nine months ended February 28, 2010 compared to the three and nine months ended February 28, 2009 is attributable to the Company’s minimal purchases of fixed assets for its corporate offices and retail locations.  In addition, certain existing capital assets which became fully depreciated also contributed to the decrease in depreciation expense.  The decrease in amortization expense year over year is due to certain intangibles that were fully amortized in the third quarter of fiscal year 2009.  These intangibles were associated with the Company’s two-way segment due to the purchase of the assets of Delta Communications and Electronics, Inc. in January 2004.  The decrease in the gain on the sale of assets for the three and nine months ended February 28, 2010 compared to the same periods in the prior fiscal year is due to sale of certain assets used in the Company’s cellular operations.

Interest Expense, Net of Interest Income for the Three and Nine Months Ended February 28, 2010 and 2009

(dollars in thousands)	February 28,		2010 vs 2009
	2010	2009	$ Change	% Change
Three Months Ended
Interest expense (income)
Mortgage debt	$41	$41	$-	0%
Thermo factoring debt	-	361	(361)	-100%
Thermo revolving credit facility	528	139	389	280%
Warrant redemption notes payable	31	40	(9)	-23%
Other	2	(23)	25	-109%

Total interest expense, net	$602	$558	$44	8%

Nine Months Ended
Interest expense (income)
Mortgage debt	$123	$145	$(22)	-15%
Thermo factoring debt	306	1,108	(802)	-72%
Thermo revolving credit facility	1,163	458	705	154%
Warrant redemption notes payable	101	126	(25)	-20%
Other	(19)	(26)	7	-27%

Total interest expense, net	$1,674	$1,811	$(137)	-8%

The increase in interest expense for the three months ended February 28, 2010 compared to the three months ended February 28, 2009 is primarily attributable to interest income the Company recorded in three months ended February 28, 2009, related to the Mobui Note and the Air-bank Note (see Note 4 – Notes Receivable for additional information) with no comparable interest income recorded in the three months ended February 28, 2010. The decrease in interest expense for the nine months ended February 28, 2010 compared to the nine months ended February 28, 2009 is due to a decrease in cellular billings which resulted in lower levels of accounts receivable year over year.   During the nine months ended February 28, 2009 the Company incurred greater discount fees related to the factoring debt facility compared to the same periods in the current fiscal year due to a higher cellular subscriber base which resulted in higher accounts receivable levels. In addition, the Company combined the Thermo factoring debt facility and the Thermo revolving credit facility into a single credit facility by expanding the revolving credit facility to allow the Company to retire the Thermo factoring debt in August 2009.  The debt restructure included a change in the calculation of interest related to the Company’s debt balance with Thermo (see Note 9 – Long-Term Debt for additional information).

Income Tax Expense for the Three and Nine Months Ended February 28, 2010 and 2009

In all periods presented, the combined operations of the Company did not generate a federal tax liability even though the company recorded net income in both the three and nine months ended February 28, 2010.  Since the Company’s deferred tax assets are fully reserved, the current period income tax expense was offset by a decrease in the Company’s deferred tax asset valuation allowance balance. In the three months ended February 28, 2010 and 2009, the Company recorded $60,000 and $81,000 in state tax expenses, respectively. In the nine months ended February 28, 2010 and 2009, the Company recorded $183,000 and $244,000 in state tax expenses, respectively.  The state tax expense in all periods presented relates primarily to the Texas margin tax, which was initially implemented by the state effective January 1, 2008.  The margin tax is calculated by using the Company’s gross receipts from business conducted in Texas each fiscal year less a cost of goods sold deduction.  Due to a reduction in the Company’s gross receipts in Texas, the Texas state tax expense decreased in the three and nine months ended February 28, 2010 compared to the three and nine months ended February 28, 2009.

FINANCIAL CONDITION

(dollars in thousands)	Nine Months Ended February 28,		2010 vs 2009
	2010	2009	$ Change

Cash provided by (used in) operating activities	$(968)	$484	$(1,452)
Cash provided by (used in) investing activities	723	(636)	1,359
Cash used in financing activities	(542)	(2,706)	2,164
Net decrease in cash	$(787)	$(2,858)	$2,071

Operating Activities

The decrease in cash provided by operations during the nine months ended February 28, 2010 compared to the nine months ended February 28, 2009 is primarily attributable to additional payments made against the Company’s accounts payable and accrued liabilities of approximately $2,900,000 and $1,500,000, respectively during the first nine months of fiscal year 2010 compared to the same period in fiscal year 2009.  The Company had additional cash in the first nine months of fiscal year 2010 to pay down certain accounts payable and accrued liabilities, primarily revenue share invoices payable to AT&T for cellular services billed by the Company as well as bonus payments to employees. For fiscal year 2009, approximately $502,000 in additional bonuses were awarded to the Company’s management as compared to the bonuses awarded for fiscal year 2008.  The fiscal 2009 bonuses were paid between August and December 2009.  These cash decreases were partially offset by net income of $1,129,000 for the nine months ended February 28, 2010 compared to a net loss of $1,423,000 for the nine months ended February 28, 2009.

Investing Activities

The increase in cash provided by investing activities for the nine months ended February 28, 2010 compared to nine months ended February 28, 2009 is due to cash receipts received against the Mobui Note and Air-bank Note of $415,000 and $177,000, respectively (see Note 4 - “Notes Receivable” for additional information).  In addition, the Company had fewer capital expenditures of approximately $156,000 in the nine months ended February 28, 2010 compared to the nine months ended February 28, 2009, primarily due to the completion of a two-way shop building in the first quarter of fiscal year 2009.  The first quarter of fiscal year 2010 had no similar occurring transactions.  The Company also redeemed $200,000 in certificates of deposit during the quarter ended November 30, 2009 due to renegotiating a letter of credit with one its suppliers. There was no similar occurring transaction in the first nine months of fiscal year 2009.

Financing Activities

The decrease in cash used by financing activities for the nine months ended February 28, 2010 compared to the nine months ended February 28, 2009 is primarily attributable to a $1,500,000 cash payment to the 12 holders of the GM Warrants on June 2, 2008 in accordance with the Warrant Redemption Payment Agreements. There was no corresponding payment made in the first nine months of fiscal year 2010.  In addition, the Company received $1,123,000 in additional cash proceeds in the nine months ended February 28, 2010 compared to the nine months ended February 28, 2009 due to a draw on the Company’s  revolving credit line with Thermo in November 2009 for approximately $1,400,000 due to the needs of the Company’s wholesale brokerage business.  The increase in cash was partially offset by additional payments on long-term debt of $428,000 in the first nine months of fiscal year 2010 compared to the first nine months of fiscal year 2009.  In the first quarter of fiscal year 2010, the Company paid down the balance of its former factoring debt facility with Thermo due to a decrease in its accounts receivable levels which was a direct result of a declining subscriber base.  In addition, the Company made principal payments of approximately $826,000 against the Thermo revolving credit facility’s principal balance in February 2010. Due to the decline in the Company’s wholesale brokerage business, the majority of the principal payments made were to pay back a portion of the approximate $1,400,000 draw the Company received in the second quarter of fiscal year 2010.

Current Position/Future Requirements

Most of the Company’s efforts from August 2006 through fiscal 2009 were focused on the complex integration issues related to the acquisition of PCI, its subsequent reorganization activities, as well as on securing financing to grow its retail businesses and work to complete one or more acquisitions to provide new avenues of revenue growth for the Company. After rationalizing a number of business units and resizing the workforce over the past two years, Teletouch is better positioned to achieve its financing, retail expansion and acquisition goals. Key to this strategy is and has been leveraging the Company’s various customer relationships, including PCI’s approximately 64,000 cellular subscribers, which are comprised of individuals and businesses of higher than average credit worthiness (due to PCI’s stringent credit standards). The Company believes that there are opportunities to grow revenues in excess of its current cellular revenues with these monthly-billed customers.

The Company’s primary business for over 25 years has been distributing cellular services under several exclusive master distributor agreements with AT&T and its predecessor companies.  As of the date of this Report, certain changes to the Company’s relationship with AT&T have occurred, including the expiration of the exclusivity with AT&T under the primary Dallas/Fort Worth (“DFW”) distribution agreement and the commencement of legal action against AT&T by the Company. Following the August 2009 expiration of the DFW distribution agreement, the Company maintained the right to continue servicing its cellular subscriber base until the last subscriber terminates service.  Since the launch of the iPhone in June 2007, and following AT&T’s refusal to allow the Company to offer the iPhone to its subscriber base, the Company has experienced higher rates of attrition in its cellular subscriber base due to subscribers having to transfer their service to AT&T to purchase an iPhone.  The iPhone and certain other products and services that have been withheld from the Company by AT&T were the primary reasons the Company commenced the legal action against AT&T in September 2009. Following expiration of the DFW agreement and the commencement of the legal action, the Company has experienced a predicted decline in cellular subscribers and cellular revenues due to AT&T subscribers no longer being allowed to transfer their service to PCI. Subscriber attrition rates have remained flat following the August 2009 expiration of the DFW agreement but the inability to replace these subscribers has resulted in a declining subscriber base and declining cellular service revenues. The Company is currently negotiating new cellular carrier distribution relationships and expects to be offering multiple carrier cellular services by the end of the year with the intent of offsetting some of the losses of its AT&T cellular service revenues.

The Company experienced significant declines in cellular revenues during the last year due to the migration of a large number of cellular subscribers to AT&T in order to purchase services and products directly from AT&T that the Company was not allowed to sell. In fiscal year 2009, macro-economic issues attributed to the lower cellular and electronics sales in the Company’s wholesale business and budgetary constraints imposed on many governmental entities and commercial enterprises resulted in lower sales in the Company’s two-way radio business.  In spite of the loss of revenues, the Company was successful in improving its operating results during 2009 and continuing through the third quarter of fiscal 2010 through aggressive cost management and improved product sales from its wholesale and two-way businesses. During the remainder of fiscal 2010, the Company will continue to manage its costs closely but will focus on developing new sources of revenue for all of its business units.  These new revenue sources will be several anticipated distribution agreements and, potentially, the acquisition of one or more complementary businesses. Following the acquisition of PCI in August 2006, the Company struggled to complete the required audits because of the condition of the financial records of PCI. Because of the delays in completing these audits, the Company was unable to maintain a current standing its regulatory reporting requirements.   The Company’s inability to file the required financials hindered the Company’s ability to secure additional financing to grow the business or to complete any of the major acquisitions it has identified. Significant progress was made in 2009 catching up on its delinquent financial statement audits and filings and in December of 2010, the Company completed and filed all of its required previously delinquent quarterly financial reports which brought the Company into compliance with its reporting requirements as determined by the SEC. The SEC granted the Company relief as to the quarterly filings in the year ended May 31, 2007. The Company and is hopeful that it can now secure the necessary financing to complete one or more of these acquisitions in 2010. There is no assurance that any of the acquisitions will be concluded.

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

As of February 28, 2010, the Company has $3,855,000 cash on hand and available borrowings under its current credit facilities of up to $4,726,000 against future accounts receivable and $904,000 that can be borrowed against purchases of assets, other than accounts receivable.  For 2010, the Company expects its operations to continue to improve and believes that it has sufficient cash and cash available under its current financing facilities to meet its obligations in the upcoming 12 months.  As discussed above, the impact of the expiration of the distribution agreement with AT&T for the DFW market is not expected to have a significant negative impact on operations during the next 12 months.  The Company is in the process of finalizing new distribution agreements with other cellular and related service carriers and providers and expects to launch these new products and services throughout the remainder of fiscal 2010.  The Company will continue to manage expenses to align with any continued reductions in revenues, if it is not able to offset these declines with its new revenue initiatives.  During fiscal 2008 and 2009 and continuing through the quarter ended February 28, 2010, the Company has demonstrated its ability to manage expenses to drive material improvement in its operating results.  For the remainder of 2010, the Company is prepared to continue reducing expenses, if necessary, to maintain stability in its operating results.  As discussed above, certain non-recurring expenses are expected to be incurred throughout the remainder of 2010, but the Company believes these will be manageable and will not impact its ability to service any of its payment obligations for the next 12 months.  The debt obligations of the Company for the next 12 months are approximately $1,366,000 and the Company believes it has sufficient cash to meet its obligations for at least the 12 months following the date of this Report.

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

Accounts receivable are presented net of an allowance for doubtful accounts of $520,000 and $486,000 at February 28, 2010 and May 31, 2009, respectively.  Based on the information available to the Company, management believes the allowance for doubtful accounts as of those periods are adequate.  However, actual write-offs may exceed the recorded allowance.

The Company evaluates its write-offs on a monthly basis.  The Company determines which accounts are uncollectible, and those balances are written-off against the Company’s allowance for doubtful accounts balance.

Reserve for Inventory Obsolescence: Inventories are stated at the lower of cost (primarily on a moving average basis), which approximates actual cost determined on a first-in, first-out (“FIFO”) basis, or fair market value and are comprised of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors, including recent sales trends, industry market conditions and economic conditions. In assessing the reserve, management also considers price protection credits the Company expects to recover from its vendors when the vendor cost on certain inventory items is reduced shortly after purchase of the inventory by the Company.  In addition, management establishes specific valuation allowances for discontinued inventory based on its prior experience liquidating this type of inventory.  Through the Company’s wholesale and Internet distribution channels, it is successful in liquidating the majority of any inventory that becomes obsolete.  The Company has many different electronics suppliers, all of which provide reasonable notification of model changes, which allows the Company to minimize its level of discontinued or obsolete inventory. Actual results could differ from those estimates.  Inventories are stated on the Company’s consolidated balance sheet net of a reserve for obsolescence of $253,000 and $242,000 at February 28, 2010 and May 31, 2009, respectively.

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

The Company’s review of the carrying value of its tangible long-lived assets at May 31, 2009 indicated the carrying value of these assets were recoverable through estimated future cash flows.  Because of the sustained losses the Company has incurred during the past several years, the Company also reviewed the market values of these assets.  The review indicated the market value exceeded the carrying value at May 31, 2009.  There were no significant events in the third quarter of fiscal year 2010 which required the Company to review the carrying value of its tangible long-lived assets. However, if the cash flow estimates or the significant operating assumptions upon which they are based change in the future, Teletouch may be required to record impairment charges related to its long-lived assets.

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

Goodwill: Goodwill represents the excess of costs over fair value of assets of businesses acquired.  Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized but instead are tested for impairment at least annually in accordance with the provisions of ASC 350, Intangibles-Goodwill and Other, (“350”). Teletouch’s only intangible asset with an indefinite life is goodwill, which was recorded in January 2004 as part of the purchase of the two-way radio assets of Delta Communications, Inc.  The Company decided to test this goodwill annually on March 1st, the first day of its fourth fiscal quarter, of each year unless an event occurs that would cause the Company to believe the value is impaired at an interim date.

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

The Company primarily generates revenues by providing and billing recurring cellular services and product sales.  Cellular services include cellular airtime and other recurring services provided through a master distributor agreement with AT&T.  Product sales include sales of cellular telephones, accessories, car and home audio products and services and two-way radio equipment through the Company’s retail, wholesale and two-way radio operations.

Cellular and other service revenues and related costs are recognized during the period in which the service is rendered.  Associated subscriber acquisition costs are expensed as incurred.  Product sales revenue is recognized when delivery occurs, the customer takes title and assumes risk of loss, terms are fixed and determinable and collectability is reasonably assured.  The Company does not generally grant rights of return.  However, PCI offers customers a 30 day return/exchange program for new cellular subscribers in order to match programs in place by most of the other cellular carriers.  During the 30 days, a customer may return all cellular equipment and cancel service with no penalty.  Reserves for returns, price discounts and rebates are estimated using historical averages, open return requests, recent product sell-through activity and market conditions.  No reserves have been recorded for the 30 day cellular return program since only a very small number of customers utilize this return program and many fail to meet all of the requirements of the program, which include returning the phone equipment in new condition with no visible damage.  In addition, it is typical to incur losses on the sale of the cellular phone equipment related to signing up customers under a cellular airtime contract; therefore, any reserves recorded for customer returns would be an accrual of gains via reversing the losses incurred on the original cellular phone sale transaction.  The Company does not believe accruing for the potential gains would be in accordance with GAAP but rather records this gain in the period that it is actually realized.

Since 1984, Teletouch’s subsidiary, PCI, has held agreements with AT&T or one of its predecessor companies, which allowed PCI to offer cellular service and customer service to its subscribers.  PCI is responsible for the billing and collection of cellular charges from these customers and remits a percentage of the cellular billings generated to AT&T.  Based on PCI’s relationship with AT&T, the Company has evaluated its reporting of revenues, under ASC 605-45, Revenue Recognition, Principal Agent Considerations (“ASC 605-45”) associated with its services attached to the AT&T agreements.

Based on its assessment of the indicators listed in ASC 605-45, the Company has concluded that the AT&T services provided by PCI should be reported on a net basis.

Deferred revenue represents prepaid monthly service fees billed to customers, primarily monthly access charges for cellular services that are billed in advance by the Company.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company did not have any foreign currency hedges or other derivative financial instruments as of February 28, 2010.  We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments.  Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

Item 4T. Controls and Procedures

Controls and procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer (the “Certifying Officers”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Certifying Officers concluded that, as of February 28, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Claim Asserted Against Use of Hawk Electronics’ Name: In June 2008, the Company was notified of its alleged infringement on the trade name Hawk Electronics and impending litigation against it.  While the Company has had limited settlement discussions with the other party, the Company is aggressively defending its position that its use of the Hawk Electronics name in the markets that it operates is legal and proper.  In July 2008, the Company filed suit in Tarrant County, Texas against the other party seeking to protect its use of the Hawk Electronics’ trade name.  The other party has defended this lawsuit and the matter was scheduled for trial in April 2010.  Since February 2010, the Company has been negotiating a settlement with the other party that made the infringement allegation. On February 22nd and 23rd 2010, the Company attended a court ordered mediation on this matter and believes it is in the final stages of negotiating a settlement with the other party. Additional mediation is set for April 15, 2010. We cannot give any assurance that we will be successful in resolving this matter, and while the Company believes it is unlikely, there is a risk that the court may force Teletouch to cease using the Hawk Electronics’ name.  Further litigation to resolve the infringement claim could result in substantial costs and diversion of resources, and an adverse result in an action against the Company may require that we pay substantial damages, cease operating under the Hawk Electronics’ name and expend significant resources to either license the infringing brand name or develop a non-infringing brand name.

AT&T Arbitration: In late June, 2007, Apple, Inc. introduced the iPhone to the United States in an exclusive distribution and wireless services partnership with AT&T.  AT&T was at the time, and remains today, the only authorized carrier provider for the iPhone. Since that time, AT&T has refused to allow the Company to sell the iPhone as well as other products and services, despite AT&T’s contractual obligation to do so under previously executed distribution agreements between AT&T and the Company. Furthermore, the Company asserts that AT&T has continued to make direct contact with Company customers and aggressively markets, advertises and promotes the iPhone and other AT&T exclusive products and services to Company customers in an attempt to induce them to switch to AT&T.

In June 2007, the Company serviced approximately 84,000 subscribers in the DFW market. As of September 30, 2009, more than 12,500 subscribers had transferred their accounts to AT&T, approximately half solely due to the exclusive availability of the iPhone at AT&T and Apple stores only.

Since July 2007, the Company had attempted to negotiate with AT&T for the purpose of obviating the need for legal action. However, such attempt failed. Therefore, on September 30, 2009, the Company, through the legal entity Progressive Concepts, Inc. or PCI, commenced an arbitration proceeding against New Cingular Wireless PCS, LLC and AT&T Mobility Texas LLC (collectively, “AT&T”) seeking at least $100 million in damages. The binding arbitration was commenced to seek relief for damages incurred as AT&T has prevented PCI from selling the popular iPhone and other AT&T exclusive products and services that PCI is and has been contractually entitled to provide to its customers under distribution agreements between PCI and AT&T. The action further asserts that AT&T violated the longstanding non-solicitation provisions of the DFW market distribution agreement by and between the companies by actively inducing customers to leave PCI for AT&T and employing predatory business practices. PCI is being represented in the matter by the Company’s legal counsel, Bracewell & Giuliani, LLP.

On February 28, 2010, Teletouch and its wholly-owned subsidiary, PCI, as Claimant and AT&T as Respondent announced that they received the Agreed Scheduling Order from the JAMS Arbitrator assigned to the binding arbitration. Among other matters, including the provision of the Rules and Law governing the arbitration, the Agreed Scheduling Order sets out the proposed completion dates for Discovery, Depositions, Dispositive Motions and Briefing Deadlines, culminating in an Arbitration hearing period scheduled for November 8, 2010 through November 12, 2010.

For a more detailed description of the Company’s legal proceedings and legal action Notice and Initial Statement of Claim, please refer to the related Form 8-K, filed October 1, 2009 (available at the Company’s website: www.teletouch.com and on EDGAR at www.sec.gov).

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

Date: April 14, 2010	TELETOUCH COMMUNICATIONS, INC.
Registrant

	By:	/s/ Robert M. McMurrey
Robert M. McMurrey
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Douglas E. Sloan
Douglas E. Sloan
Chief Financial Officer
(Principal Financial and Accounting Officer)