Form 10-K
period 2010-05-31
TELETOUCH COMMUNICATIONS INC
filed 2010-08-30
CIK 928659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: MAY 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-13436

TELETOUCH COMMUNICATIONS, INC.
(Name of registrant in its charter)

Delaware	75-2556090
(State or other jurisdiction	(IRS Employer Identification Number)
of incorporation or organization)

5718 Airport Freeway, Fort Worth, Texas  76117  (800) 232-3888
(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Common Stock, $0.001 par value, listed on the OTC Market.

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐       No ☒

As of November 30, 2009, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on that date, was approximately $479,107 based on the closing stock price of $0.12 on November 30, 2009. As of August 24, 2010, the latest practical date prior to the filing of this annual report, the registrant had outstanding 48,739,002 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2010 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year ended May 31, 2010, pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, are incorporated by reference into Part III hereof.

INDEX TO FORM 10-K
of
TELETOUCH COMMUNICATIONS, INC.

This Annual Report on Form 10-K (referred to herein as the “Form 10-K” or the “Report”) is for the year ending May 31, 2010. The Securities and Exchange Commission (“SEC”) allows us to incorporate by reference information that we file with it, which means that we only can disclose important information to you by referring you directly to those documents. Information specifically incorporated by reference is considered to be part of this Form 10-K.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements and information relating to Teletouch Communications, Inc. and its subsidiaries that are based on management’s beliefs as well as assumptions made by and information currently available to management. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to Teletouch Communications, Inc. or its management, are forward-looking statements. Although these statements are based upon assumptions management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including, but not limited to, those factors set forth below under the captions “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the discussion included in this report.

PART I

Item 1.  Business

Teletouch Communications, Inc. is a premier U.S. wireless services and consumer electronics provider, focused on delivering a broad range of products and services through its retail, direct and wholesale distribution channels to individual consumers, businesses and government agencies. While its wireless telecommunications and related services are provided primarily in Texas, the Company sells automotive and cellular products nationally and worldwide.

Throughout this Form 10-K, Teletouch Communications, Inc. and its subsidiaries are referred to as “Teletouch,” “the Company,” “we,” “our” or “us,” or are referred to in their individual subsidiary or brand names.

Teletouch is a Delaware corporation and was incorporated in 1994. Our headquarters and principal executive offices are located at 5718 Airport Freeway, Fort Worth, Texas 76117. Our telephone number is (800) 232-3888 and our corporate website is www.teletouch.com. We do not intend for information contained on our website to be part of this Form 10-K. We file annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC also maintains an Internet site that contains annual, quarterly and current reports, proxy and information statements and other information that we (together with other issuers) file electronically. The SEC’s Internet site is www.sec.gov. We make available free of charge on or through our website our annual, quarterly and current reports and amendments to those reports as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. Additionally, we will voluntarily provide electronic or paper copies of our filings free of charge upon request. Currently, the Company’s common stock is quoted on the OTC Markets electronic exchange under the symbol “TLLE.”

General Overview

For over 46 years, Teletouch has offered a comprehensive suite of wireless telecommunications solutions, including cellular, two-way radio, GPS-telemetry and wireless messaging. Teletouch is the largest Authorized Provider and billing agent of AT&T (NYSE: T) products and services (voice, data and entertainment) to consumers, businesses and government agencies, as well as an operator of its own two-way radio network and Logic Trunked Radio (“LTR”) systems in Texas. Recently, we entered into national agency and distribution agreements with Sprint (NYSE: S) and Clearwire (NASDAQ: CLWR), providers of advanced 4G cellular network services. The Company operates a chain of 24 retail and agent stores under the “Teletouch” and “Hawk Electronics” brands, in conjunction with its direct sales force, call centers and various retail eCommerce websites including: www.hawkelectronics.com, www.hawkwireless.com and www.hawkexpress.com. Through our wholly-owned subsidiary, Progressive Concepts, Inc., we also operate a wholesale distribution business, PCI Wholesale, primarily serving large cellular carrier agents and rural carriers, as well as auto dealers, smaller consumer electronics retailers and distributors nationally and internationally. Wholesale distribution product sales and support are available through our direct sales personnel and the Internet at sites including www.pciwholesale.com and www.pcidropship.com, among other B2B oriented websites.

Business Segments & Operations

The Company has three primary business operations, which are reported within this Report as operating segments as defined by generally accepted accounting principles (“GAAP”). These operating segments and their respective products and markets are discussed below.

Cellular Operations

The Company’s cellular business represents its core business, which has been acquiring, billing, and supporting cellular subscribers under a revenue sharing relationship with AT&T and its predecessor companies for over 26 years. The Company currently serves approximately 61,000 cellular customers in the Dallas / Fort Worth, Texas Metropolitan Statistical Area (“MSA”), San Antonio, Texas MSA, Austin, Texas MSA, Houston, Texas MSA, East Texas Regional MSA and Arkansas, including primarily the Little Rock, Arkansas MSA. The consumer services and retail business within the cellular business is operated primarily under the Hawk Electronics brand name, with additional business and government sales provided by a direct sales group operating throughout all of the Company’s markets. As a master distributor for AT&T wireless services, the Company controls the entire customer experience, including initiating and maintaining the cellular service agreements, rating the cellular plans, providing complete customer care, underwriting new account acquisitions and providing multi-service billing, collections, and account maintenance.  In addition, the Company is a reseller and agent of Sprint and Clearwire branded products and services in the Dallas / Fort Worth area and those operations are also included in the Company’s cellular business. Product sales from the Company’s cellular business are comprised primarily of cellular telephones and accessories sold through PCI’s retail stores, the Internet, outside salespeople and agents.

Wholesale Distribution Operations

The Company operates a national consumer electronics and cellular equipment wholesale distribution and trading business, which serves major carrier agents, rural cellular carriers, smaller consumer and electronic retailers and automotive dealers throughout the United States. The Company also maintains certain international customer relationships, primarily in Asia, Europe and Latin America for its cellular related equipment sales business. The wholesale group acquires, sells and supports virtually all types of cellular telephones (handsets), related accessories, telemetry, car audio and car security products under numerous direct distribution agreements with manufacturers.

Two-Way Radio Operations

The Company operates a two-way radio business and network, with spectrum and service operations covering the North Texas (Dallas / Fort Worth “DFW”) to East Texas MSAs (Metropolitan Statistical Areas) and smaller adjacent market areas. Radio communication services are provided on the Company’s Logic Trunked Radio (“LTR”) and Passport systems, with related radio equipment sales and installation services provided by Teleouch branded locations in the market areas. The Company also sells and services radio equipment for customers operating their own two-way radio systems. Additional services provided by the two-way operations include fixed and mobile installations, with full maintenance and repair of radio equipment and accessories. The two-way radio segment also includes safety and emergency response vehicle product sales and installation services.

Sources of System Equipment and Inventory

The Company does not manufacture any of its products. All inventory that is purchased to support the business are finished goods that are shipped in appropriate packaging and ready to sell to the end-user customer. Inventory used to support the Company’s business units can be purchased from a variety of manufacturers and other competing sources. To date there have not been any significant issues in locating and purchasing an adequate supply of inventory to service the Company’s cellular subscriber base, with the exception of the iPhone which AT&T continues to refuse to make available to the Company (see Part II, Item 3. Legal Proceedings for discussion of the action brought against AT&T related to the iPhone and other matters). PCI purchases cellular phones and accessories from several competing sources, but AT&T is the primary source for the cellular phones it sells to the Company’s cellular subscribers. Equipment sourced through AT&T comes with certain assurances that the phones purchased are certified to function properly on AT&T’s cellular network. The Company has the express right, however, to acquire handsets and equipment from any vendor or manufacturer it chooses.

Cellular phones and consumer electronics to support PCI’s wholesale distribution business are purchased from a variety of sources, including manufacturers and a variety of brokers. The Company formerly maintained direct purchasing relationships with many manufacturers and is again currently pursuing direct distribution agreements with several manufacturers of cellular handsets to supply its wholesale brokerage business.

The Company purchases two-way radios primarily from Motorola, Kenwood USA, Vertex and Icom America.
Teletouch does not manufacture any of its network equipment used to provide two-way radio services, including but not limited to antennas and transmitters. This equipment is available for purchase from multiple sources, and the Company anticipates that such equipment will continue to be available in the foreseeable future. Most of the emergency vehicle products sold are obtained under a Master Distributer Agreement with Whelen Engineering Company, Inc.; however, competing products are available from multiple sources.

Competition

Substantial and increasing competition exists within the wireless communications industry. Cellular providers may operate in the same geographic area, along with any number of other resellers that buy bulk wireless services from one of the wireless providers and resell it to their customers.  The Company currently distributes AT&T, Sprint and Clearwire wireless service. The Company competes against AT&T for cellular subscribers in the DFW, San Antonio, Houston, Austin, East Texas and Arkansas market areas and competes against other Sprint and Clearwire wireless service resellers and agents in the DFW MSA. The Company’s primary competition is AT&T, which offers various products and services denied to the Company, on both a stand-alone and bundled basis, often at discounted pricing, many of which cause and have caused increasing difficulties for the Company. A number of these products and services that have been denied to the Company for sale to its customers are the subject of our ongoing legal action against AT&T (see Item 3. Legal Proceedings for discussion of the action brought against AT&T related to the iPhone and other matters). Without these additional product and services, it is increasingly hard to attract new customers and retain existing ones in the market areas where the Company can compete with AT&T. Due to the expiration of the initial term of its largest distribution agreement with AT&T at the end of August 2009, the Company is unable to offer AT&T services to new Subscribers in the DFW MSA. While the Company has the undisputed right to support its current Subscribers in perpetuity, the Company has been prohibited from selling the iPhone or servicing its own subscribers desiring an iPhone since the iPhone’s inception in June 2007, which has given AT&T and others authorized to sell the iPhone a competitive advantage over us. Our ability to compete for cellular customers in certain markets and retain the existing DFW customer base is limited to our ability to provide additional services the customer cannot receive from the carrier itself.  We offer to our customers, identical cellular equipment and service rate plans to those offered by AT&T, with the exception of the iPhone and its related service plans, so our competitive pressures are very similar to those faced by any other carrier competitor to AT&T, which include the types of services and features offered, call quality, customer service, network coverage and price.  Pricing competition has led to the introduction of lower price service plans, unlimited calling plans, plans that allow customers to add additional units at attractive rates, plans that offer a higher number of bundled minutes for a flat monthly fee or a combination of these features.  The Company remains competitive by capitalizing on its position as a provider of superior, personalized customer service, as well as a provider of customizable billing solutions for its enterprise and government customers. Teletouch’s ability to compete successfully for cellular service customers in the future will depend upon the Company’s ability to improve upon the current level of customer service and to develop creative and value added solutions for customers in order to attract new customers.

There is significant competition within the wholesale cellular phone and electronics distribution industry in the United States. Most of the Company’s sales from its wholesale business include small quantities of items sold to a large number of customers at relatively low profit margins (to its wireless businesses). During fiscal year 2010, the Company expanded its wholesale brokerage business to sell larger quantities of cellular phones to various dealers and distributors around the world, creating service and rebate plans to effectively differentiate itself from its competition, resulting in significantly improved revenues and profits in its wholesale distribution business. The Company’s wholesale business competes with other wholesale distributors of cellular phones and car audio equipment across the United States. In addition, the wholesale business competes with other regional wholesale distributors for exclusive geographic product sales agreements from various manufacturers, which change from time to time. During fiscal year 2010, the Company was notified from Sony and JVC that its exclusive product sales agreement for the DFW market would not be renewed. While those exclusive product agreements made it possible for the Company to attain a higher profit margin on the sales of Sony and JVC products, the Company still maintains active sales in those brands through various alternative wholesale supplier relationships.

There is active competition related to the Company’s two-way radio operations. This business unit has operated in its primary East Texas markets for over 46 years, which is generally much longer than the majority of its competition in these markets. Most of the Company’s two-way radio product sales are generated from local government entities and business customers, some of which also subscribe to the Company’s LTR network system. Geographically, the Company’s two-way radio business has greater competition in the DFW area compared to the East Texas area, as the Company has a very long standing presence with its East Texas customers. There is substantial competition related to the Company’s emergency vehicle product line, which is included in the Company’s two-way operations, due to the number of competing products offered by a number of larger distributors offering competitive pricing.

Patents and Trademarks

In fiscal year 2004, Teletouch registered and was granted the trademark for its GeoFleet® software, a product that compiles reports and maps the data provided from any telemetry device.  In fiscal year 2004, Teletouch also registered trademarks for its LifeGuard™ and VisionTrax™ products.  LifeGuard™ is a wireless telemetry system that tracks and monitors personnel assets using satellite communication technology.  VisionTrax™ is a self-powered wireless telemetry device that tracks and monitors mobile or remote assets using satellite communication technology. The Company considers these registered trademarks to be beneficial and will consider registering trademarks or service marks for future services or products it may develop.

In November 2004, Teletouch received a copyright on its GeoFleet software code, which was effective September 2004.  In June 2006, it received a separate copyright on the database structure used by its Geofleet software even though Teletouch believes this database structure was covered under the initial GeoFleet copyright.

Although the Company exited its telemetry business in fiscal year 2006, the Company continues to explore opportunities to re-enter this business.  The Company believes that some of its previously developed software as well as the name recognition of certain trademarks may have future value if it is to re-enter the telemetry business.

In addition, the Company acquired a hotspot network communication patent on July 24, 2009, after foreclosing on the assets of Air-bank, Inc. (see Note 4 - “Air-bank Note” for further discussion on the foreclosure on the Air-bank assets).  This form of communication allows a mobile unit (e.g. phone) to switch from the unit’s conventional cellular transmissions to wireless fidelity (“Wi-Fi”) transmissions upon detection of the Wi-Fi signals. The hotspot network communication patent number is US 7,099,309 B2 and was filed on August 29, 2006. At May 31, 2010, the patent is recorded as a current asset held for sale on the Company’s consolidated balance sheet.

In May 2010, Progressive Concepts, Inc., entered in a certain Mutual Release and Settlement Agreement (the “Agreement”) with Hawk Electronics, Inc. (“Hawk”). The settlement followed a litigation matter styled  Progressive Concepts, Inc. d/b/a Hawk Electronics v. Hawk Electronics, Inc . Case No. 4-08CV-438-Y, by the Company against Hawk in the US District Court for the Northern District of Texas which alleged, among other things, infringement on the trade name Hawk Electronics, as well as counterclaims by Hawk against the Company of, among other things, trademark infringement and dilution. Under terms of the Agreement, the Company agreed to, among other things, the purchase of a perpetual license from Hawk to use the trademark “Hawk Electronics” for $900,000 payable in annual installments through July 2013.

Regulation

None of the Company’s principal products or services requires government approval to sell or distribute; however, the Company does operate a two-way radio network that is regulated by the Federal Communication Commission (“FCC”). The FCC regulates Teletouch’s two-way radio operations under the Communications Act of 1934, as amended (the “Communications Act”), by granting the Company licenses to use radio frequencies. These licenses also set forth the technical parameters, such as location, maximum power, and antenna height under which the Company is permitted to use those frequencies.

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

Employees

As of May 31, 2010, Teletouch employed 202 people, of which 199 were employed full-time and 3 were employed on a part-time or temporary basis.  Of this total, 157 full time employees and 1 part-time employee are employed by PCI.  Most of these employees perform sales, operations support and clerical roles.  The Company considers its relationships with its employees to be satisfactory and is not a party to any collective bargaining agreement.

Executive Officers

Our executive officers are appointed by and serve at the discretion of our Board of Directors. Information regarding our executive officers as of May 31, 2010, is provided below.

Name	Age	Title
Robert M. McMurrey	64	Chairman of the Board of Directors and Chief Executive Officer
Thomas A. "Kip" Hyde, Jr.	48	President and Chief Operating Officer
Douglas E. Sloan	42	Chief Financial Officer, Treasurer and Corporate Secretary

Robert M. McMurrey, Chairman of the Board of Directors and Chief Executive Officer, has been a director of Teletouch since 1984. He served as Chief Executive Officer until February 2000 and was re-appointed to this position in November 2006.

Thomas A. “Kip” Hyde, Jr., Director, President and Chief Operating Officer, joined Teletouch in October 2004 and served as Chief Executive Officer through November 2006.  Subsequent to Teletouch’s acquisition and consolidation of Progressive Concepts, Inc. (“PCI”) in August 2006, Mr. Hyde was named President and Chief Operating Officer of Teletouch, and President and Chief Executive Officer of PCI.  In March 2009, Mr. Hyde was appointed to Teletouch’s Board of Directors to fill a vacant Board position.

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

Item 1A.  Risk Factors

Amounts due under the Company’s revolving credit facility with its senior lender could accelerate as a result of a continued decline in the Company’s cellular subscriber base and the related assets that have been borrowed against which could  result in an operating cash deficiency and an inability to continue servicing the debt obligation.

The Company historically relied upon Thermo Credit, LLC (“Thermo”) to provide cash availability under its revolving credit facility to fund its working capital needs including purchasing inventory when vendor credit terms are not available and for financing sales made by the Company on extended credit terms. This facility was designed to provide sufficient cash availability for the Company in times when the underlying assets pledged as collateral were growing.  The primary asset pledged as collateral is the Company’s customer accounts receivable.  The launch of the iPhone in June 2007 and AT&T’s refusal to allow the Company to sell the iPhone has resulted in a steady decline in the Company’s subscriber base, the related billings and accounts receivable.  This decline in the subscriber base and related billings was accelerated as a result of the expiration of the Company’s primary DFW distribution agreement with AT&T in August 2009, which ended the Company’s ability to add new Subscribers and further prevented the Company from allowing any AT&T subscribers in the DFW market desiring to change their billing services to the Company from transferring their cellular service to the Company.  Prior to August 2009, transfers of customers from AT&T had partially offset some of the losses of customers leaving to purchase the iPhone elsewhere.  This decline in cellular billings and accounts receivable has directly reduced the borrowings available against accounts receivable under the credit facility and has had the indirect effect of reducing the borrowings available against other assets, including inventory, intangibles, property and equipment, because borrowings on non-accounts receivable assets are limited to a fixed percentage of the total borrowings outstanding.  The losses of cellular subscribers coupled with periodic declines in accounts receivable in the wholesale distribution business has resulted in the Company’s being periodically over-advanced on its facility. The Company had previously borrowed the maximum amount available against its assets for certain debt restructuring transactions in addition to its working capital needs so a portion of the borrowed funds are not held in cash or other short term assets for servicing any potential accelerated repayment obligations it may encounter.  To date, Thermo has allowed the Company to remain over-advanced on the facility from time-to-time, extended certain repayment terms, modified scheduled debt amortization and has continued to allow the inclusion of certain assets in the computation of its borrowing base, which in turn has allowed the Company to meet its obligations under the facility. If Thermo were to have difficulty with the terms of the existing facility or exclude or modify certain advances allowed against assets currently included in the borrowing, the Company could potentially experience operating cash deficiencies up to and including being unable to meet its obligations under this revolving credit facility. In addition, if Thermo does not renew the Company’s debt agreement in January 2012, the Company would have to secure new financing to re-finance its current obligation due to Thermo and meet its ongoing cash needs. Assuming the Company were able to find a new senior lender, it can provide no assurance the terms of the new financing would be as favorable as these provided by Thermo or that a new lender would be as accommodating to the varying cash needs of the Company during the term of the loan.  We can provide no assurance that Thermo will renew the current facility, but do note that the initial loans with Thermo from August 2006, have been modified, expanded and extended on several occasions to date. To the extent that the Company was unable to refinance this debt, it would likely not have the means to fully repay Thermo from the cash on hand or generated from operations resulting in the possibility of a foreclosure on all of the assets of the Company.

An accelerated reduction in our cellular subscriber base could have a material adverse effect on our business.

The launch of the iPhone in June 2007 and AT&T’s refusal to allow the Company to sell the iPhone has resulted in a steady decline in the Company’s subscriber base (see Item 3. Legal Proceedings for discussion of the action brought against AT&T related to the iPhone and other matters). This decline in the Company’s customer base was accelerated as a result of the expiration of the Company’s primary DFW distribution agreement with AT&T in August 2009. The Company continues to battle the losses of Subscribers to AT&T and is currently seeking relief through a binding arbitration process that it initiated in September 2009. As AT&T continues to release new products or services that are not made available to the Company, losses of cellular Subscribers will continue. If any of these products or services become in extraordinary demand or are required by consumers or businesses, the result could be an acceleration of cellular subscriber losses to AT&T.  Although the Company does maintain contracts varying from one to two years with its current customer base for cellular service, the customer may voluntarily elect to transfer to another carrier, including AT&T, at any time and incur a penalty fee. If expenses related to the Company’s cellular operations are not adjusted accordingly due to a declining Subscriber base, the Company will rely upon its other business units to replace the revenue and income loss from its cellular operations. We can provide no assurance that any of our other existing business units could generate enough revenue in a timely manner to cover the losses sustained from a rapidly declining cellular subscriber base. We also can provide no assurance that our customers will continue to purchase products or services from us or that their purchases will be at the same or greater levels than in prior periods.

Teletouch may be unsuccessful in the arbitration with AT&T and could incur a significant obligation from the outcome of the arbitration or an unfavorable outcome from the arbitration could have a material adverse effect on the Company’s business.

Since July 2007, the Company has attempted to negotiate with AT&T for the purpose of obviating the need for legal action. However, such attempts have failed. Therefore, on September 30, 2009, the Company, through the legal entity Progressive Concepts, Inc. commenced an arbitration proceeding against New Cingular Wireless PCS, LLC and AT&T Mobility Texas LLC (collectively, “AT&T”) seeking at least $100 million in damages. The binding arbitration was commenced to seek relief for damages incurred as AT&T has prevented PCI from selling the popular iPhone and other “AT&T exclusive” products and services that PCI is and has been contractually entitled to provide to its customers under distribution agreements between PCI and AT&T. In response to PCI’s initiating its legal action, AT&T filed certain counterclaims in the arbitration, including seeking monetary damages for equipment transactions between the parties and certain alleged breaches of the distribution agreement by the Company. If the Company does not prevail in its claim against AT&T, then the expected result is that the Company would continue to service its Subscribers under the distribution agreement and would not be awarded any monetary damages. While the Company believes that the counterclaims are baseless, if AT&T prevails in its counterclaims during the arbitration, the Company could potentially be held liable for certain payments to AT&T or it could be ruled that the Company had defaulted on certain terms and conditions of the distribution agreement as a result of actions alleged in these counterclaims. We can provide no assurance that the Company will prevail in its arbitration against AT&T or be able to defend against the counterclaims raised by AT&T or pay any obligations due to AT&T in the event they were to prevail in any of their counterclaims.

Teletouch’s parent company may be unable to meet its future financial obligations.

Prior to the acquisition of PCI in August 2006, TLLP, Teletouch’s parent company, assumed all of the remaining institutional debt of PCI, whereby the senior debt obligations formerly at PCI were transferred to TLLP as senior debt obligations and the subordinated debt obligations of PCI were partially settled by the issuance of Teletouch’s common stock owned by TLLP with the balance converted to redeemable Series A preferred units of TLLP. To secure the senior debt obligation, TLLP pledged all of its assets, which consist primarily of its holding of approximately 80% of the outstanding common stock of Teletouch. When the senior debt originally matured in August 11, 2007, TLLP did not have sufficient cash or other means to repay this debt and was successful in negotiating an initial extension of the maturity date through October 11, 2007. Subsequent extensions were granted by the senior debt holder to TLLP extending the maturity date through December 15, 2010. TLLP is a holding company with no operations with a minimal amount of cash on hand and may be dependent upon selling a sufficient number of shares it owns in Teletouch common stock or upon the cash flows of Teletouch through the receipt of future cash dividends to service its outstanding debt obligations. The Company has no current agreements with TLLP to fund cash obligations nor does it have any current plans to declare dividends in order to allow TLLP to meet the debt obligations. TLLP’s management has represented to the Company that it is working to refinance this debt to allow additional time for the value of its Teletouch common stock to appreciate in order for it to be able to sell a sufficient number of shares to repay its debt obligations. If TLLP is unsuccessful in repaying its obligations and its lenders foreclose on Teletouch’s common stock owned by TLLP and become the majority shareholders of Teletouch, then there is a risk that these lenders could vote through matters that may not be in the best interest of the shareholders of Teletouch as a whole.

Item 1B.  Unresolved Staff Comments

There are no unresolved written comments that were received from the Securities and Exchange Commission’s staff 180 days or more before the end of our fiscal year relating to our periodic or current reports filed under the Securities Exchange Act of 1934, as amended.

Item 2.  Properties

Teletouch owns an office building and warehouse distribution facility in Fort Worth, Texas and an office building and two-way radio service center in Tyler, Texas.  In addition the Company operates 16 combined retail and customer service locations under the “Hawk Electronics” brand. Fourteen (14) of the combined retail and customer service locations are located in the DFW MSA, and two (2) are located in San Antonio.  All of these locations are leased with the exception of one retail store which is a part of the Fort Worth, Texas office building owned by the Company.

Teletouch leases three (3) two-way shops and leases transmitter sites on commercial towers, buildings and other fixed structures in approximately 30 different locations related to its two-way radio business.

Teletouch also leases a suite at the Dallas Cowboys football stadium in Arlington, Texas.

The Company’s leases are for various terms and provide for monthly rental payments at various rates.  Teletouch made total lease payments of approximately $1,459,000 during fiscal year 2010 and is expected to make approximately $1,384,000 in lease payments during fiscal year 2011 related to its contractual leases and leases with month-to-month terms.

The Company believes its facilities are adequate for its current needs and that it will be able to obtain additional space as needed at reasonable cost.

Item 3.  Legal Proceedings

Teletouch is a party to various legal proceedings arising in the ordinary course of business. Except as set forth below, the Company believes there is no proceeding, either threatened or pending, against it that will result in a material adverse effect on its results of operations or financial condition.

Claim Asserted Against Use of Hawk Electronics’ Name: On May 4, 2010, Progressive Concepts, Inc. entered in a Mutual Release and Settlement Agreement (the “Agreement”) with Hawk Electronics, Inc. (“Hawk”). The settlement followed a litigation matter styled Progressive Concepts, Inc. d/b/a Hawk Electronics v. Hawk Electronics, Inc. Case No. 4-08CV-438-Y, by the Company against Hawk in the US District Court for the Northern District of Texas which alleged, among other things, infringement on the trade name Hawk Electronics, as well as counterclaims by Hawk against the Company of, among other things, trademark infringement and dilution.

Under terms of the Agreement, the parties executed mutual releases of claims against each other and agreed to file a stipulation of dismissal in connection with the pending litigation matter.  Under the Agreement, the Company agreed to, among other things, (i) purchase a perpetual license from Hawk to use the trademark “Hawk Electronics” for $900,000 payable in installments through July 2013, and (ii) assign to Hawk the right and interest in the domain name www.hawkelectronics.com.  In exchange, Hawk agreed to, among other things, allow the Company to continue using the domain name www.hawkelectronics.com in exchange for a monthly royalty payable to Hawk beginning August 2013.

AT&T Binding Arbitration: In late June 2007, Apple, Inc. introduced the iPhone to the United States in an exclusive distribution and wireless services partnership with AT&T. AT&T was at the time, and remains today, the only authorized carrier provider for the iPhone. Since that time, AT&T has refused to allow the Company to sell the iPhone as well as other products and services, despite AT&T’s contractual obligation to do so under its previously executed distribution agreements between AT&T and the Company. Furthermore, the Company asserts that AT&T has continued to make direct contact with Company customers and aggressively markets, advertises and promotes the iPhone and other AT&T exclusive products and services to Company customers in an attempt to induce them to switch to AT&T.

In June 2007, the Company serviced approximately 83,000 cellular subscribers. As of May 31, 2010, more than 18,700 subscribers have transferred their accounts to AT&T, with a significant percentage of these solely due to the exclusive availability of the iPhone through AT&T and Apple designated retail outlets only.

Since July 2007, the Company had attempted to negotiate with AT&T for the purpose of obviating the need for legal action. However, such attempts failed. Therefore, on September 30, 2009, the Company, through the legal entity Progressive Concepts, Inc. (“PCI”), commenced an arbitration proceeding against New Cingular Wireless PCS, LLC and AT&T Mobility Texas LLC (collectively, “AT&T”) seeking a minimum $100 million in damages. The binding arbitration was commenced to seek relief for damages incurred as AT&T has prevented PCI from selling the popular iPhone and other AT&T exclusive products and services that PCI is and has been contractually entitled to provide to its customers under distribution agreements between PCI and AT&T. The action further asserts that AT&T violated the longstanding non-solicitation provisions of the DFW market distribution agreement by and between the companies by actively inducing customers to leave PCI for AT&T. PCI is represented in the matter by the Company’s legal counsel, Bracewell & Giuliani, LLP.

On February 28, 2010, Teletouch and its wholly-owned subsidiary, PCI, as Claimant and AT&T as Respondent received the Agreed Scheduling Order from the Judicial Arbitration and Mediation Services, Inc. (“JAMS”) Arbitrator assigned to the binding arbitration. Among other matters, including the provision of the Rules and Law governing the arbitration, the Agreed Scheduling Order set out the proposed completion dates for Discovery, Depositions, Dispositive Motions and Briefing Deadlines, culminating in an Arbitration hearing period scheduled for November 8, 2010 through November 12, 2010.

On August 10, 2010, the Agreed Scheduling Order was amended by the JAMS Arbitrator after being petitioned by AT&T for additional time to prepare for the hearing.  As a result, all interim completion dates to prepare for the hearing have been extended with the Arbitration hearing period re-scheduled for March 21, 2011 through March 25, 2011.

For a more detailed description of the Company’s legal proceedings and legal action Notice and Initial Statement of Claim, please refer to the related Form 8-K, filed October 1, 2009 (available at the Company’s website: www.teletouch.com and on EDGAR at www.sec.gov).

Item 4.  Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities

Prior to its January 2007 delisting, Teletouch’s common stock was traded on the American Stock Exchange (the “AMEX”) under the symbol “TLL.” Currently the Company’s securities are quoted on the OTC Markets electronic exchange under the symbol “TLLE.” The Company has recently had filed on its behalf by a sponsoring broker-dealer a Form 15c2-11 to secure a new listing on the OTC Bulletin Board marketplace.

The following table lists the reported high and low closing prices for Teletouch’s common stock for the periods indicated, which correspond to its quarterly fiscal periods for financial reporting purposes.

	Common Stock
	High	Low
Fiscal Year 2010
1st Quarter	$0.14	$0.08
2nd Quarter	0.12	0.08
3rd Quarter	0.23	0.08
4th Quarter	0.40	0.10
Fiscal Year 2009
1st Quarter	$0.21	$0.06
2nd Quarter	0.29	0.06
3rd Quarter	0.46	0.07
4th Quarter	0.16	0.06

As of August 19, 2010, 49,916,189 shares of common stock were issued, and 48,739,002 shares of common stock were outstanding. As of that same date, 5,506,483 options to purchase common stock were issued and outstanding. On June 2, 2008, the Company retired all of the 6,000,000 outstanding redeemable common stock warrants by paying $1,500,000 in cash and issuing promissory notes totaling $1,500,000 for the balance of the redemption payment. The common stock is the only class of stock that has voting rights or that is traded publicly.  As of August 19, 2010, there were 52 holders of record of the Company’s common stock based upon information furnished by Continental Stock Transfer & Trust Company, New York, New York, the Company’s transfer agent.  The number of holders of record does not reflect the number of beneficial holders, which are in excess of 800, of Teletouch’s common stock for whom shares are held by banks, brokerage firms and other entities.

Teletouch has never paid any cash dividends nor does it anticipate paying any cash dividends from cash generated by its operations in the foreseeable future. However, if and to the extent the Company prevails in its litigation against AT&T, the Board of Directors of the Company, in the exercise of its sole discretion with respect to this matter, may consider a cash dividend on its common stock, timing and the extent of which (if any), among other things, will also be determined by the Board.

Issuer Purchases of Equity Securities

During the fourth quarter of fiscal year ended May 31, 2010, there were no repurchases made by us or on our behalf, or by any “affiliated purchaser,” of shares of our common stock, nor were there any sales of the Company’s unregistered securities during the same fiscal period.

In June 2009, Glaubman, Rosenburg & Robotti Fund, L.P., a non-affiliated New York limited partnership and holder of 312,978 shares of Teletouch’s common stock, (the “Shareholder”) notified the Company of its intent to sell all of its shares of Teletouch’s common stock and offered these shares to Teletouch at a discount from market.  On June 15, 2009, the Company entered into a Securities Purchase Agreement with the Shareholder to purchase the 312,978 shares of Teletouch common stock it held at $0.10 per share.  Teletouch’s purchase price of $0.10 per share represented a 13% discount from the $0.115 average of the 10 day closing price on Teletouch’s common stock prior to the effective date of this agreement. The purchase of the shares was completed on July 16, 2009 following the payment of $31,298 to the Shareholder and after the surrender of the 312,978 shares of stock. These shares are held by the Company in treasury.

Item 6.  Selected Financial Data

(in thousands, except per share data)
				(4)	(4)
	2010	2009	2008	2007	2006

Service, rent, and maintenance revenue	$25,943	$27,210	$28,902	$27,548	$27,350
Product sales revenue	26,016	18,647	25,621	28,696	32,293
Total operating revenues	51,959	45,857	54,523	56,244	59,643
Operating expenses (1)	47,981	45,185	51,539	61,507	66,450
Operating income (loss) from continuing operations	$3,978	$672	$2,984	$(5,263)	$(6,807)
Debt termination fee (2)	-	-	(2,000)	-	-
Interest expense, net	(2,261)	(2,330)	(3,895)	(3,733)	(5,051)
Other	167	-	-	-	-
Income (loss) from continuing operations before income tax expense (benefit) (1)(2)	1,884	(1,658)	(2,911)	(8,996)	(11,858)
Income tax expense (benefit)	284	264	164	114	(1,323)
Income (loss) from continuing operations applicable to common shareholders (1)(2)	1,600	(1,922)	(3,075)	(9,110)	(10,535)
Income from discontinued operations applicable to common shareholders, net of tax	$-	$-	$-	$1,031	$2,418
Net income (loss)	$1,600	$(1,922)	$(3,075)	$(8,079)	$(8,117)

Basic income (loss) per share of common stock
Income (loss) from continuing operations applicable to common shareholders (1)(2)	$0.03	$(0.04)	$(0.06)	$(0.19)	$(0.35)
Income from discontinued operations applicable to common shareholders	$-	$-	$-	$0.02	$0.08
Total	$0.03	$(0.04)	$(0.06)	$(0.17)	$(0.27)

Diluted income (loss) per share of common stock
Income (loss) from continuing operations applicable to common shareholders (1)(2)	$0.03	$(0.04)	$(0.06)	$(0.19)	$(0.35)
Income (loss) from discontinued operations applicable to common shareholders	$-	$-	$-	$0.02	$0.08
Total	$0.03	$(0.04)	$(0.06)	$(0.17)	$(0.27)

Total assets	$21,684	$24,356	$28,569	$32,302	$34,560

Redeemable equity securities and long-term debt (3)	$14,837	$15,103	$10,429	$6,220	$4,130

(1)
In June 2007, the Company recognized a one-time, non-cash gain of approximately $3,824,000 from the forgiveness of certain trade payable obligations to AT&T after reaching a settlement over disputed roaming charges.

(2)	In May 2008, the Company was successful in negotiating the termination of the Transaction Party Agreement with Fortress Credit Corporation, PCI's former senior lender, for a $2,000,000 payment.
(3)	Included are the Company's obligations under outstanding redeemable common stock warrants (see Note 8 - "Long-Term Debt" for more information on the common stock warrants).
(4)
The acquisition of PCI was completed on August 11, 2006 through the contribution of the stock of PCI to Teletouch by TLL Partners, LLC ("TLLP"). This transaction was considered a reorganization of entities under common control since both PCI and Teletouch were under common control of TLLP prior to the reorganization. As a result of this reorganization and because PCI was consolidated with Teletouch, PCI's fiscal year end was changed from a calendar year ending December 31 to a fiscal year ending May 31 for financial reporting purposes.  In fiscal year 2006, PCI's financials were consolidated with Teletouch in a manner similar to a pooling of interests.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and the related notes and the discussions under “Critical Accounting Estimates,” which describes key estimates and assumptions we make in the preparation of our financial statements.

Overview

For over 46 years, Teletouch has offered a comprehensive suite of telecommunications products and services, including cellular, two-way radio, GPS-telemetry, wireless messaging and public safety/emergency response products and services. Teletouch operates 24 cellular retail and agent locations, under the “Teletouch” and “Hawk Electronics” brand names.

Teletouch’s core-business is acquiring, billing and supporting cellular subscribers under a long-term recurring revenue relationship with AT&T. The distribution agreements with AT&T and its predecessor companies have been in place for over 26 years. Through its subsidiary, Progressive Concepts Inc., (“PCI”), the Company provides AT&T cellular services (voice, data and entertainment), as well as other mobile, portable and personal electronics products and services to individuals, businesses and government agencies. PCI operates a chain of retail stores and sells cellular and other products and services under the “Hawk Electronics” brand, through Hawk-branded sub-agents, its own direct sales force, call center and the Internet. As a master distributor and Authorized Services Provider for AT&T, the Company controls the entire customer relationship, including initiating and maintaining the cellular service agreements, rating the cellular plans, providing complete customer care, underwriting new account acquisitions and providing multi-service billing, collections and account maintenance. PCI also operates a national wholesale distribution business, known as PCI Wholesale that serves major carrier agents, rural cellular carriers, smaller consumer and electronic retailers and automotive dealers throughout the United States. The Company also maintains certain international customer relationships, primarily in Asia, Europe and Latin America for its cellular related wholesale equipment sales business. Teletouch’s original business is maintained as an integral component of the Company’s wireless solutions, by providing two-way radio products and services on its own network in North and East Texas. In its first attempt at expanding the Company’s cellular related business, in January 2009, Teletouch entered into an Exclusive Retailer Agreement with T-Mobile USA, Inc. (“T-Mobile”) for markets outside its AT&T exclusive territories. The initial agreement provided for Teletouch to open, operate and manage mall locations, with the Company's first locations opening in major markets in Oklahoma in February 2009. After opening five (5) new mall locations under the T-Mobile brand banner, the Company found that long-term customer traffic for T-Mobile products and services to be inadequate and the Company closed its last two Oklahoma retail locations in October 2009. Subsequent to these closings, in January 2010, the T-Mobile agreement was cancelled. In late 2007, Teletouch began selling safety and emergency response vehicle products and services under the brand Teletouch EVP (“Emergency Vehicle Products”). The EVP business is a complementary offering to the Company’s two-way radio business, and the Company has expanded its product lines to include light bars, sirens and other accessories used in or on emergency response vehicles through a number of distribution agreements with manufacturers of these products. On January 19, 2010, the Company signed a new two-year, national distribution agreement with Clearwire Communications (NASDAQ: CLWR) to sell its 4G service called CLEAR. On January 26, 2010, the Company announced that it had also entered into a two-year, Authorized Representative Agreement with Sprint (NYSE:S) subsidiary, Sprint Solutions, Inc.

For fiscal year 2011, Teletouch will focus its efforts on resolving its dispute with AT&T, maximizing profitability in its existing cellular and other business units and pursuing new business acquisitions. In September 2009, PCI commenced an arbitration proceeding against AT&T to seek relief for damages the Company incurred because it was prohibited to sell the iPhone as well as other “AT&T exclusive” products and services (see Item 3. Legal Proceedings for discussion of the action brought against AT&T related to the iPhone and other matters).  The Arbitration hearing is currently scheduled for March 2011. Until the arbitration is complete, the Company will focus on retaining and preserving its existing subscriber base in the DFW and San Antonio markets while expanding its cellular subscriber base in available markets covered by the Company’s various other AT&T distribution agreements. In fiscal year 2011, the Company will continue to promote cross-training of all products lines sold within the Company and leverage its existing customer relationships from each of its business units to sell multiple product lines to existing and new customers. During fiscal year 2011, the Company will also focus on finding one or more direct relationships with cellular handset manufacturers in an effort to grow its wholesale cellular distribution business. The Company was successful in significantly increasing sales from its cellular phone brokerage business during fiscal year 2010 and is anticipating that sales will continue to grow once more reliable suppliers are found. Although the Company believes it can maintain a profitable, but declining cellular business in the future with its existing Subscriber base, organic growth in its other business units or new business acquisitions will be necessary to offset expected losses of revenue and profits from its legacy cellular business. There is no assurance that any of the acquisitions will be concluded or the AT&T arbitration will be resolved quickly.

Discussion of Business Strategy by Operating Segment

Most of the Company’s efforts from August 2006 through fiscal year 2009 were focused on the complex integration issues related to the acquisition of PCI, its subsequent reorganization activities, as well as on securing financing to complete one or more acquisitions to provide new avenues of revenue growth for the Company. In fiscal year 2010, the Company completed and filed all of its required previously delinquent quarterly financial reports, which brought the Company into compliance with its reporting requirements as determined by the SEC. Now that the Company has completed the integration of PCI and is current in all of its financial reporting and regulatory requirements, it will focus on expanding its different business units to increase profitability. During fiscal year 2010, the Company was successful in initiating new national and international wholesale distribution channels, increasing the Company’s product sales by over 40% when compared to fiscal year 2009. This additional sales volume, in addition to ongoing management of operating expenses, contributed to the Company’s achieving net income in fiscal year 2010 for the first time in many years. Throughout fiscal year 2010, Teletouch better positioned itself for future growth by optimizing the efficiency of its operations by re-allocating resources to business units capable of achieving meaningful growth for the Company versus supporting many of the Company’s prior smaller businesses and product lines with limited potential for growth. Key to this strategy in fiscal year 2011 will be to focus on leveraging the Company’s various customer relationships, including PCI’s approximately 61,000 cellular subscribers, and previous customers which are generally comprised of individuals and businesses of higher than average credit worthiness (due to PCI’s stringent credit standards).

The Company’s primary business for over 26 years has been distributing cellular services under several exclusive master distributor agreements with AT&T and its predecessor companies. During fiscal year 2010, certain changes to the Company’s relationship with AT&T have occurred, including the expiration of the initial term of its primary DFW distribution agreement and the commencement of legal action against AT&T by the Company.  Following the August 2009 expiration of the DFW distribution agreement, the Company maintains the right to continue servicing its cellular subscriber base in perpetuity, i.e., until the last subscriber terminates service.  Since the launch of the iPhone in June 2007 and following AT&T’s refusal to allow the Company to offer the iPhone to its subscriber base, the Company has experienced higher rates of attrition in its cellular subscriber base due to subscribers transferring their service to AT&T to purchase an iPhone.  The iPhone and certain other products and services withheld from the Company by AT&T were the primary reasons the Company commenced the legal action against AT&T in September 2009. Following expiration of the DFW agreement and the commencement of the legal action, the Company has experienced a predicted decline in cellular subscribers and cellular revenues due to AT&T subscribers no longer being allowed to transfer their service to PCI. Subscriber attrition rates have remained flat following the August 2009 expiration of the DFW agreement, but the inability to replace these subscribers has resulted in a declining subscriber base and declining cellular service revenues. The Company is currently negotiating new cellular carrier distribution relationships and began offering cellular services with Sprint and Clearwire in the later part of fiscal year 2010 with the intent of offsetting some of the losses of its AT&T cellular service revenues.

In fiscal year 2009, macro-economic issues attributed to lower cellular and electronics sales in the Company’s wholesale business and budgetary constraints imposed on many governmental entities and commercial enterprises resulted in lower sales in the Company’s two-way radio business. During fiscal year 2010, the Company was successful in improving its operating results through aggressive cost management and improved product sales from its wholesale and two-way businesses.  During fiscal year 2011, the Company will continue to manage its costs closely and will focus on developing new sources of revenue for its wholesale distribution and its two-way radio business units and on retaining its recurring cellular subscriber base.  These new revenue sources are expected from several product distribution agreements and, potentially, the acquisition of one or more complementary businesses. There is no assurance that any new distribution agreements or any of the acquisitions will be finalized.

Certain non-recurring expenses are expected to be incurred in fiscal year 2011 related to the arbitration proceeding against AT&T and the startup and expansion costs related to the new products and services.  The Company believes that these non-recurring expenses will be manageable and will not materially impair its operating results during fiscal year 2011. In addition, on July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law and a permanent delay of the implementation of section 404(b) of the Sarbanes Oxley Act of 2002 (“SOX”) for companies with non-affiliated public float under $75,000,000 (“non-accelerated filer”). Section 404(b) under SOX is the requirement to have an independent accounting firm audit and attest to the effectiveness of a Company’s internal controls. As Teletouch currently qualifies as a non-accelerated filer under the SEC rules and expects to remain one for fiscal year 2011, there are no additional costs anticipated for complying with Section 404(b) under SOX. This law gave the Company the right to delay the requirement of having its independent auditors attest to the effectiveness of its internal controls which results in a further reduction of costs anticipated during fiscal year 2011. Under former guidance from SOX, Teletouch would have been required to have an independent audit of its internal controls for its fiscal year ended May 31, 2011.

Cellular Operations

In August 2009, the initial term of the primary distribution agreement between Teletouch’s subsidiary, PCI and AT&T expired.  Under this agreement, PCI distributes AT&T cellular services and serves as billing agent for AT&T in the DFW market.  With the expiration of this agreement, the Company is no longer exclusive to AT&T in DFW, which allows the Company to expand it cellular service offerings in this market for the first time in over 26 years.  The expiration of the DFW distribution agreement also restricts PCI from growing its subscriber base in DFW by limiting new activations and prohibiting AT&T subscribers from moving their service to PCI, but the majority of the provisions of the agreement remained in tact at the option of PCI, including the right for PCI to continue servicing its existing DFW subscribers until there are no more subscribers remaining as customers of PCI.  Based on its current subscriber attrition rates, the Company estimates that it will maintain Subscribers in DFW for at least the next five years. The Company has historically had five distribution agreements with AT&T in addition to the distribution agreement covering the DFW market discussed above. Under these other distribution agreements, the Company is allowed to distribute AT&T wireless services, on an exclusive basis, in certain major markets in Texas and Arkansas, including the San Antonio, Texas Metropolitan Statistical Area (“MSA”), Austin, Texas MSA, Houston, Texas MSA, East Texas Regional MSA and Arkansas, including primarily the Little Rock, Arkansas MSA. These distribution agreements have varying terms with the longest extending through October 2013.

In August 2009, the Company received notice from AT&T of its intent not to renew the Houston distribution agreement, but let it naturally expire in February 2010, which would allow the Company to continue servicing its small subscriber base in the Houston area through February 2011. In September 2009, the Company received notice from AT&T of its intent to terminate the Arkansas distribution agreement substantially on the grounds the Company did not maintain a sufficient number of retail outlets in that market. The Arkansas agreement would otherwise expire in July 2012. Additionally, AT&T has claimed the San Antonio distribution agreement should have been previously conformed to an agreement similar to the Houston agreement in accordance with a related agreement reached between the parties in connection with a settlement agreement completed in June 2007. In January 2008, the Company elected to renew its legacy San Antonio distribution agreement with AT&T through August 2009, which provided rights to the Company to enter into a reseller agreement with AT&T and purchase the subscriber base at the expiration of the agreement. To date, neither AT&T nor the Company have been able to agree on the value for the subscriber base and the next steps following the August 2009 expiration of the San Antonio agreement, so the Company has continued to service this customer base and operates under the terms of the legacy agreement. The Company is aggressively disputing the contract matters with AT&T and expects that these matters will all be resolved through the arbitration in process over matters related to its DFW distribution agreement (see discussion below).  With the exception of the San Antonio and DFW distribution agreements, none of the other distribution agreements are deemed material to the current operations of the Company. The Company cannot provide any assurance that it will be successful in maintaining its Houston, Arkansas or San Antonio distribution agreements beyond their contractual expiration dates.

On September 30, 2009, the Company commenced an arbitration proceeding against AT&T seeking at least $100 million in damages. The binding arbitration was commenced to seek relief for damages incurred as AT&T has prevented the Company from selling the popular iPhone and other “AT&T exclusive” products and services that PCI is and has been contractually entitled to provide to its customers under the distribution agreements. While PCI has attempted to negotiate with AT&T for the purpose of obviating the need for legal action, such attempts have failed. Accordingly, PCI has initiated this arbitration.   The Company expects this arbitration process to take ten months before a final outcome is determined unless this matter is able to be settled sooner with AT&T outside of this venue.

With PCI’s exclusivity to AT&T in the DFW market lifted in August 2009 and after being unable to reach an alternate form of agreement with AT&T, the Company began actively negotiating final terms under a variety of new cellular carriers, WiFi, WiMax and related wireless communications relationships. The Company began launching these new cellular carrier services and products in the later part of fiscal year 2010. On January 19, 2010, the Company signed a new two-year, national distribution agreement with Clearwire Communications (NASDAQ: CLWR) to sell its 4G service called CLEAR.  On January 26, 2010, the Company announced that it had entered into a two-year, Authorized Representative Agreement with Sprint (NYSE:S) subsidiary, Sprint Solutions, Inc.

In fiscal year 2011, the Company will focus on the retention of its approximately 61,000 cellular subscribers, which primarily reside in the DFW and San Antonio markets in Texas.  In addition, the Company will focus on developing the other markets covered by its existing AT&T distribution agreements, starting with the East Texas market where Teletouch currently has personnel and existing infrastructure in place. Through new carrier relationships, the Company will offer its customers a choice in services and additional products which it expects will help in its efforts to retain its cellular customers in DFW and San Antonio.

Wholesale Business

During fiscal year 2010, the Company’s focus in the wholesale business was managing credit exposure on sales, pricing methodology, improving margins and increasing inventory turnover. The extensive re-evaluation of the wholesale business in 2009 resulted in certain sustainable operating changes to the business, including office staff reductions, new sales hiring, re-pricing of new and non-current inventory, as well as identified the necessity to grow market share and focus on more exclusive product offerings. In October 2009, the Company materially increased its cellular handset brokerage business selling to volume buyers both domestically and internationally.  Initially the Company primarily brokered phones manufactured by Research In Motion, better known as the manufacturer of Blackberry® cellular handsets. This brokerage business contributed to the increase in product sales for the Company’s wholesale business during the second and third quarter of fiscal year 2010, which correspond to the traditional holiday selling season. The Company’s handset brokerage business declined throughout the remainder of fiscal year 2010 because the Company has been unsuccessful to date in locating a stable volume supplier of cellular handsets following the purchasing restrictions imposed on the Company by AT&T in December 2009. The Company is pursuing new suppliers of cellular handsets to support the wholesale brokerage business and anticipates it will ramp up this business quickly once a supplier agreement is in place. Based on its current negotiations with cellular handset manufacturers, the Company expects it will have at least one material new supplier agreement in place by mid-2011. The Company will continue to focus on expanding its distributor relationships and expand its product line with a focus on products that it can offer exclusively for wholesale distribution in fiscal year 2011.

Two-Way Radio Operations

In fiscal year 2010, the Company’s two way division secured a contract in support of the re-banding efforts undertaken nationally to migrate public safety communications to frequencies that will not experience interference from certain radio channels operated by Sprint/Nextel.  This project covers the East Texas market and generated approximately $406,000 in installation revenues during fiscal year 2010. The Company expects to generate at least an additional $200,000 in installation revenues in fiscal year 2011 from the re-banding project.  Teletouch’s long-term relationships and reputation with the various governmental entities over its  roughly 46 year presence in East Texas has allowed the Company to procure this business to date. In fiscal year 2011, the Company believes it will be successful in expanding its two-way business in different markets by focusing on government entities and business customers in the DFW area that are long-term cellular customers of PCI.  During the last quarter of fiscal year 2010, PCI’s direct business cellular salespeople began promoting two-way products to new and existing business customers in an effort to offer a wider range of wireless products to fit their customer’s needs.

As a complement to and embedded in its two-way radio segment, the Company began selling emergency vehicle products in late 2007 under several master distributor agreements with its suppliers.  The product lines include various aftermarket accessories that are added to vehicles in the public safety industry, but primarily includes light bars, sirens and computer equipment supports mounted in-vehicle.  During fiscal year 2011, the Company will be focusing on expanding the distribution of these product lines to other markets by cross-training of existing sales personnel in those other markets as well as by opening new distribution points in those markets.  In addition, the Company is working with its manufacturers to secure approval to sell these products into other protected markets and to potentially acquire other existing distribution in these markets. The Company is currently in the process of applying to have its emergency vehicle products listed and sold through the United States General Services Administration (“GSA”).  If successful in its efforts to get approved and listed by GSA, the Company would become an approved vendor able to sell to all Federal agencies and many state and local entities by passing the traditional, lengthy bidding process.

Results of Operations for the fiscal years ended May 31, 2010 and 2009

Overview of Operating Results for fiscal years 2010 and 2009

The consolidated operating results for the fiscal years ended May 31, 2010 and 2009 are as follows:

(dollars in thousands)	Year Ended May 31,		2010 vs 2009
	2010	2009	$ Change	% Change
Operating results
Service, rent and maintenance revenue	$25,943	$27,210	$(1,267)	-5%
Product sales revenue	26,016	18,647	7,369	40%
Total operating revenues	51,959	45,857	6,102	13%
Cost of service, rent and maintenance (exclusive of depreciation and amortization)	7,196	8,784	(1,588)	-18%

Cost of products sold	23,028	17,332	5,696	33%

Other operating expenses	17,757	19,069	(1,312)	-7%

Operating income	$3,978	$672	$3,306	492%
			-
Net income (loss)	$1,600	$(1,922)	$3,522	183%

The $3,522,000 increase in net income for fiscal year 2010 compared to fiscal year 2009 is partially attributable to the Company’s wholesale cellular handset distribution business. These high volume and relatively low margin brokerage sales generated approximately $12,000,000 incremental revenue and approximately $900,000 in incremental gross profit for the Company during fiscal year 2010.  There were no similar occurring sales transactions in fiscal year 2009. In addition, the Company’s continuing efforts to automate back-office operational processes, reduce selling and general and administrative costs also contributed to the increase in net income in fiscal year 2010 compared to fiscal year 2009.  The Company monitors its monthly overhead expenses to identify excess costs in all of its business units and at its corporate level, which resulted in a decrease in selling and general and administrative costs during fiscal year 2010 of approximately $1,200,000, primarily due to reduced payroll and marketing costs year over year. Although the Company’s cellular service revenue decreased in fiscal year 2010 compared to fiscal year 2009 due to a declining cellular subscriber base, the Company was able to improve profit margins on service revenues through cost reduction initiatives within its cellular business and improvements from more profitable cellular features provided by PCI. The cellular service revenues generated by PCI (as reported on a GAAP basis) are not a part of the revenue sharing with AT&T. Furthermore, in fiscal year 2010, the Company’s two-way business generated approximately $406,000 in additional service revenues due to the East Texas re-banding project to migrate public safety communications to frequencies that will not experience interference from certain radio channels operated by Sprint/Nextel. The Company was able to generate these revenues with no incremental costs in fiscal year 2010.

Significant Components of Operating Revenues and Expenses

Operating revenues are primarily generated from the Company’s cellular, wholesale and two-way radio operations and are comprised of a mix of service, rent and maintenance revenues as well as product revenues.  Service, rent and maintenance revenues are generated primarily from the Company’s cellular and two-way radio operations.  Within the cellular operations, the primary service revenues are generated by PCI from the sale of recurring cellular subscription services under several master distributor agreements with AT&T. Since 1984, the Company’s subsidiary, PCI, has held agreements with AT&T and its predecessor companies, which allowed PCI to offer cellular service and customer service to AT&T customers in exchange for certain compensation and fees.  PCI is responsible for the billing and collection of cellular charges from these customers and remits a percentage of the cellular billings generated to AT&T. Within the two-way radio operations, service revenues are generated by the sale of subscription radio services on the Company’s own radio network as well as from the sale of maintenance services on customer owned radio equipment.  The Company’s wholesale business generates service revenues from its car dealer expediter operations.

The majority of the Company’s product sales are generated by PCI’s wholesale operations and are comprised of cellular telephones, cellular accessories and 12-volt (automotive) mobile electronics, which are sold to smaller dealers and carriers throughout the United States. In addition, the wholesale business includes product sales from its car dealer expeditor business, which primarily consists of vehicle parts and accessories. Within the cellular operations of the Company, product sales are comprised primarily of cellular telephones and accessories sold through PCI’s retail stores, outside salespeople and agents to generate recurring cellular subscription revenues. The two-way radio operations’ products are comprised of radios and service parts for radio communication systems and safety and emergency response vehicle products.

Cost of providing service, rent and maintenance consists primarily of costs related to supporting PCI’s cellular subscriber base under the master distributor agreement with AT&T including:

▪
Costs of recurring revenue features that are added to the cellular subscribers’ accounts by PCI which are not subject to the revenue sharing arrangement with AT&T; such features include roadside and emergency assistance program, handset and accessory warranty programs and certain custom billing services.

▪
Cost of third-party roaming charges that are passed through to PCI by AT&T.  Roaming charges are incurred when a cellular subscriber leaves the designated calling area and utilizes a carrier, other than AT&T, to complete the cellular call.  PCI is charged by AT&T for 100% of these “off-network” roaming charges incurred by its customer base.

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

Cost of products sold consists of the net book value of items sold from the Company’s operating segments, which are cellular telephones, accessories, two-way radio, safety and emergency response products and 12-volt mobile electronics and their related accessories as well as the expenses and write-downs of equipment and accessory inventory for shrinkage and obsolescence.  We recognize cost of products sold, other than costs related to write-downs of equipment and accessory inventory for shrinkage and obsolescence, when title passes to the customer.  In PCI’s wholesale operations, products and accessories are sold to customers at pricing above PCI’s cost. However, PCI will generally sell cellular telephones below cost to new and existing cellular service customers as an inducement to enter into one-year and two-year subscription contracts, to upgrade service and extend existing subscription contracts or in connection with other promotions.  The resulting equipment subsidy to the majority of PCI’s cellular customers is consistent with the cellular industry and is treated as an acquisition cost of the related recurring cellular subscription revenues.  This acquisition cost is expensed by the Company when the cellular equipment is sold with the expectation that the subsidy will be recovered through margins on the cellular subscription revenues over the contract term with the customer.

Selling and general and administrative costs primarily consist of customer acquisition costs, including the costs of our retail stores, sales commissions paid to internal salespeople and agents, payroll costs associated with our retail and direct sales force, marketing expenses, billing costs, information technology operations, bad debt expense and back office support activities, including customer retention, legal, finance, marketing, human resources, strategic planning and technology and product development, along with the related payroll and facilities costs.  Also included in selling and general and administrative costs are the ongoing costs of maintaining Teletouch as a public company, which include audit, legal, other professional and regulatory fees.

Service, Rent and Maintenance Revenue for fiscal years ended May 31, 2010 and 2009

The service, rent and maintenance revenues shown below have been grouped and are discussed by the Company’s reportable operating segments as defined under GAAP. The corporate category includes the service revenues that are not generated by the business operations of the Company that meet the quantitative requirements for segment reporting under GAAP.  The corporate service revenues primarily consist of revenues earned from a mineral rights lease the Company executed with Chesapeake Exploration, LLC, in June 2008.

(dollars in thousands)	Year Ended May 31,		2010 vs 2009
	2010	2009	$ Change	% Change

Service, rent, and maintenance revenue
Cellular operations
Gross cellular subscription billings	$51,364	$59,503	$(8,139)	-14%
Net revenue adjustment (revenue share due to AT&T)	(27,483)	(34,150)	6,667	-20%
Net revenue reported from cellular subscription billings	23,881	25,353	(1,472)	-6%

Two-way radio operations	1,881	1,652	229	14%
Wholesale operations	83	82	1	1%
Corporate operations	98	123	(25)	-20%

Service, rent and maintenance revenue	$25,943	$27,210	$(1,267)	-5%

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

The 14% decrease in the cellular operations gross cellular subscription billings for the twelve months ended May 31, 2010 compared to the same period in the prior year resulted primarily from a decrease in monthly access charges of approximately $6,621,000.  In addition, the cellular operations segment experienced a decrease in billings for roamer and toll charges of approximately $1,222,000 for the twelve months ended May 31, 2010 compared to the same period in the prior fiscal year.  The reduction in cellular service revenues is due to a decline in the Company’s cellular subscriber base, which is primarily a result of the Company’s inability to offer the iPhone to its cellular customers, resulting in the Company’s cellular subscribers transferring their service to AT&T in order to purchase the iPhone.  During fiscal year 2010, the Company experienced a loss of approximately 8,000 cellular subscribers to AT&T. The decrease in cellular service revenue is also related to the termination of the Company’s Dallas / Fort Worth distribution agreement with AT&T on August 31, 2009. Subsequent to that date, the Company was prohibited from adding new customers to its Dallas / Fort Worth subscriber base. The Company had 60,672 subscribers as of May 31, 2010 compared to 72,523 subscribers as of May 31, 2009.

The 14% increase in the two-way radio operations service, rent and maintenance revenue for the twelve months ended May 31, 2010 compared to the same period in the prior year is primarily due to the East Texas re-banding project to migrate public safety communications to frequencies that will not experience interference from certain radio channels operated by Sprint/Nextel. The re-banding project added  approximately $406,000 in service revenue for the two-way operations year over year. The increase in service revenues were partially offset by a decrease in maintenance and logic trunked radio (“LTR”) service revenues of approximately $130,000 and $58,000, respectively, year over year due to a declining subscriber base on the Company’s LTR network.

Cost of Service, Rent and Maintenance for fiscal years ended May 31, 2010 and 2009

Cost of service, rent and maintenance expense consists of the following significant expense items:

(dollars in thousands)	Year Ended May 31,		2010 vs 2009
	2010	2009	$ Change	% Change

Cost of service, rent and maintenance
Cellular operations	$5,557	$6,922	$(1,365)	-20%
Two-way operations	1,573	1,733	(160)	-9%
Wholesale operations	66	129	(63)	-49%

Total cost of service, rent and maintenance	$7,196	$8,784	$(1,588)	-18%

The 20% decrease in cost of service, rent and maintenance related to the Company’s cellular operations for the twelve months ended May 31, 2010 compared to the same period in the prior fiscal year is directly related to the corresponding decrease in cellular service revenues as a result of the declining cellular subscriber base.  Roamer costs and costs related to the Company’s extended phone warranty program decreased by approximately $352,000 and $345,000, respectively, year over year. In addition, employee compensation costs from the Company’s cellular operations decreased by approximately $521,000 for the twelve months ended May 31, 2010 compared to the same period in the prior fiscal year due to a reduction in personnel.  The cellular customer service department had 52 employees as of May 31, 2010 compared to 61 employees as of May 31, 2009.

The 9% decrease in service, rent and maintenance costs related to the Company’s two-way operations for the twelve months ended May 31, 2010 compared to the same period in the prior fiscal year is attributable to a reduction in personnel at the Garland two-way location. Salaries and other personnel benefits related to Garland personnel decreased by approximately $92,000 year over year.  In addition, repair expenses related to the LTR network and travel expenses decreased by approximately $27,000 and $17,000, respectively, year over year.  During fiscal year 2010, the Company closed its Nacogdoches, Texas two-way location, which resulted in a decrease of service, rent and maintenance costs of approximately $25,000 year over year.

Sales Revenue and Cost of Products Sold for fiscal years ended May 31, 2010 and 2009

The sales revenues and related cost of products sold shown below have been grouped and are discussed by the Company’s reportable operating segments as defined under GAAP. The corporate category includes the product sales revenues that are not generated by the business operations of the Company that meet the quantitative requirements for segment reporting under GAAP.

(dollars in thousands)	Year Ended May 31,		2010 vs 2009
	2010	2009	$ Change	% Change

Product Sales Revenue
Cellular operations	$4,281	$7,002	$(2,721)	-39%
Two-way radio operations	2,986	2,559	427	17%
Wholesale operations	18,742	9,070	9,672	107%
Corporate operations	7	16	(9)	-56%

Total product sales revenue	$26,016	$18,647	$7,369	40%

Cost of products sold
Cellular operations	4,593	7,561	(2,968)	-39%
Two-way radio operations	2,340	1,922	418	22%
Wholesale operations	16,116	7,845	8,271	105%
Corporate operations	(21)	4	(25)	-625%

Cost of products sold	$23,028	$17,332	$5,696	33%

Product sales revenue:  The 39% decrease in product sales related to the Company’s cellular operations for the twelve months ended May 31, 2010 compared to the same period in the prior fiscal year is primarily due to a decrease in cellular phone activations and upgrades.  The Company activated 5,291 phones during fiscal year 2010 compared to 10,899 cellular phone activations during fiscal year 2009, which contributed to the decrease of cellular product sales revenue of approximately $1,400,000, year over year.  In addition, the Company had 5,568 fewer cellular phone upgrade transactions in fiscal year 2010 compared to fiscal year 2009, which attributed to a decrease of cellular product sales revenue of approximately $879,000, year over year. The decrease in revenue is the result of the Company’s continuing to subsidize the sale of cellular handsets to compete with the pricing of other cellular carriers for certain higher end cellular accessories than in prior years due to the Company’s tightening up its credit requirements on its popular “Bill-to-Mobile” program, which allows customers to charge products to their cell phone bill and pay for them over time with no interest charges.

The 17% increase in product sales related to the Company’s two-way radio operations for the twelve months ended May 31, 2010 compared to the same period in the prior fiscal year is primarily related to an increase in emergency vehicle product (“EVP”) sales.  Sales from the EVP business increased by $432,000, year over year due to an expanding customer base with municipalities and car dealer businesses.

The 107% increase in product sales related to the Company’s wholesale operations for the twelve months ended May 31, 2010 compared to the same period in the prior fiscal year is related to brokering large quantities of cellular handsets to certain domestic and international cellular distributors.  These high volume and relatively low margin brokerage sales generated approximately $12,000,000 in additional product sales and approximately $900,000 in gross profit year over year.   The increase in revenues generated from the wholesale unit’s distribution business was offset by a decrease in traditional wholesale sales of cellular products and car audio equipment of approximately $1,663,000 and $543,000, respectively, year over year.  The Company experienced a weak demand for cellular and aftermarket car audio products due to a saturated market and fewer small to mid-size electronic retailers. In addition, the Company experienced certain supply issues in fiscal year 2010 with its car audio equipment suppliers as a result of the end of its direct distribution agreements with Sony and JVC. As a result, the Company is now purchasing these products from other master distributors, which resulted in a slight deterioration in margins on these sales.  The Company is actively pursuing direct distribution from several car audio equipment manufacturers and targets having these agreements in place during the second half of fiscal year 2011.

Cost of products sold:  The 33% increase in total cost of products sold for thse twelve months ended May 31, 2010, compared to the same period in the prior fiscal year is primarily due to the increase in product sales  from the Company’s wholesale cellular handset brokerage business. The increase in cost of products sold is offset by a decrease in product costs from the Company’s cellular operations, which is a direct result of fewer cellular product sales due to the Company’s declining cellular subscriber base. Due to the pricing established across the cellular industry, cellular equipment sold in conjunction with a new service activation or the renewal of a service contract results in the Company subsidizing a substantial portion of the cost of the handset. In periods where there are fewer subscriber activations or contract renewals, like during fiscal year 2010, the Company’s equipment margins increase (as a result of lower product sales at a negative profit margin), but its cellular service revenues generally decline as a result of not replacing cellular subscribers that disconnect service (churn) during the same period.

Selling and General and Administrative Expenses for fiscal years ended May 31, 2010 and 2009

Selling and general and administrative expenses consist of the following significant expense items:

(dollars in thousands)	Year Ended May 31,		2010 vs 2009
	2010	2009	$ Change	% Change

Selling and general and administrative expenses
Salaries and other personnel expenses	$10,478	$11,267	$(789)	-7%
Office expense	1,872	1,969	(97)	-5%
Advertising expense	582	727	(145)	-20%
Professional fees	1,631	1,817	(186)	-10%
Taxes and licenses fees	164	244	(80)	-33%
Stock-based compensation expense	239	223	16	7%
Other expenses	1,521	1,429	92	6%

Total selling and general and administrative expenses	$16,487	$17,676	$(1,189)	-7%

The 7% decrease in salaries and other personnel expenses for the twelve months ended May 31, 2010, compared to the same period in the prior fiscal year is primarily related to a decrease in contract labor and employee benefits expense. The decrease in contract labor expense of approximately $500,000 year over year is primarily due to the Company’s terminating its computer services contract with a group of IT contractors in the later part of fiscal year 2009. Employee benefits expense decreased by approximately $243,000 in fiscal year 2010 compared to fiscal year 2009 due primarily to approximately $195,000 of forfeitures in the Company’s 401(k) plan of unvested employer matched funds. These forfeitures were used to offset current year matching contributions to the 401(k) plan.

The 5% decrease in office expense for the twelve months ended May 31, 2010, compared to the same period in the prior fiscal year is primarily due to a reduction in telecommunication expenses.  During fiscal year 2010, the Company consolidated its corporate phone lines, which contributed to the reduction of telephone expenses of  approximately $141,000 year over year.  The decrease in total office expense was partially offset by an increase in office lease expense for a suite at the Dallas Cowboys Stadium in Arlington, Texas.

A 20% decrease in advertising expense for the twelve months ended May 31, 2010, compared to the same period in the prior fiscal year is primarily related to advertising reimbursements the Company received from certain vendors for achieving sales based objectives. Advertising reimbursements increased by approximately $192,000 year over year. In addition, the Company reduced expenses related to billboard advertising by approximately $81,000 in fiscal year 2010 compared to fiscal year 2009.  The reduction in total advertising expenses was partially offset by an increase in sponsorship and print media expenses of approximately $113,000 and $14,000, respectively, year over year.

The 10% decrease in professional fees for the twelve months ended May 31, 2010, compared to the same period in the prior fiscal year is primarily due to a decrease in accounting fees and consulting fees of approximately $209,000 and $97,000, respectively, year over year. The decrease in accounting fees is attributable to decreased auditing fees and the reversal of fees accrued for the Company’s fiscal year 2007 quarterly reviews because the SEC granted the Company a waiver on filing its quarterly reports for this period negating the need to incur these accrued fees.  Consulting fees decreased year over year due to fewer expenses related to the Company’s internal controls assessments required under Section 404 of the Sarbanes-Oxley Act of 2002.  In addition, expenses related to investor relations and director fees decreased by approximately $38,000 and $52,000, respectively, in fiscal year 2010 compared to fiscal year 2009.  The total decrease in professional fees was partially offset by an increase in legal fees of approximately $245,000, primarily related to the legal costs associated with defending the Company in the trademark infringement litigation related to the Hawk Electronics trade name as well as legal fees attributable to the arbitration with AT&T.

The 33% decrease in taxes and license fees for the twelve months ended May 31, 2010, compared to the same period in the prior fiscal year is primarily due to taxes recorded in fiscal year 2009 of approximately $34,000 related to a Texas sales and use tax audit. In addition, the Company experienced lower property tax expense in fiscal year 2010 compared to fiscal year 2009 due to changes in retail store locations, lower inventory levels and fewer fixed assets.

The 6% increase in other expenses for the twelve months ended May 31, 2010, compared to the same period in the prior fiscal year is primarily related to an increase in travel expenses of approximately $115,000 year over year.

Other Operating Expenses (Income) for fiscal years ended May 31, 2010 and 2009

(dollars in thousands)	Year Ended May 31,		2010 vs 2009
	2010	2009	$ Change	% Change

Other Operating Expenses (Income)
Depreciation and amortization	$1,253	$1,406	$(153)	-11%
Loss (gain) on disposal of assets	17	(13)	30	-231%

Total other operating expenses	$1,270	$1,393	$(123)	-9%

Depreciation and amortization:  Depreciation and amortization expenses as reported are comprised of the following:

(dollars in thousands)	Year Ended May 31,		2010 vs 2009
	2010	2009	$ Change	% Change

Other Operating Expenses
Depreciation	$365	$484	$(119)	-25%
Amortization	888	922	(34)	-4%

Total other operating expenses	$1,253	$1,406	$(153)	-11%

The decrease in depreciation expense for the twelve months ended May 31, 2010, compared to the same period in the prior fiscal year is attributable to the Company’s minimal purchases of fixed assets for its corporate offices and retail locations. In addition, the age of certain existing capital assets also contributed to the decrease in depreciation expense in fiscal year 2010 compared to fiscal year 2009.  The decrease in amortization expense year over year is due to certain intangibles that were fully amortized in the third quarter of fiscal year 2009.  These intangibles were associated with the Company’s two-way segment due to the purchase of the assets of Delta Communications and Electronics, Inc. in January 2004. The loss on the disposal of assets in fiscal year 2010 was primarily the result of a fixed asset physical inventory that occurred in the fourth quarter of fiscal year 2010 resulting in the write off of approximately $16,000 previously disposed of or unusable assets, the majority of which had been fully depreciated.

Other Income (Expense) for fiscal years ended May 31, 2010 and 2009

(dollars in thousands)	Year Ended May 31,		2010 vs 2009
	2010	2009	$ Change	% Change

Other Income (Expense)
Interest expense, net	$(2,261)	$(2,330)	$(69)	-3%
Other	167	-	(167)	100%

Total other expenses	$(2,094)	$(2,330)	$(236)	-10%

Other:  In April 2010, PCI executed an easement and right-of-way agreement with Texas Midstream Gas Services, LLC in order for a sub-surface pipeline to be installed on land owned by the Company in Fort Worth, Texas. The Company recorded the $167,000 proceeds received as other income in the Company’s consolidated statement of operations.

Interest Expense, Net of Interest Income for fiscal years ended May 31, 2010 and 2009

(dollars in thousands)	Year Ended May 31,		2010 vs 2009
	2010	2009	$ Change	% Change
Interest Expense (Income)
Thermo factoring debt	$306	$1,427	$(1,121)	-79%
Thermo revolving credit facility	1,680	592	1,088	184%
Mortgage debt	156	184	(28)	-15%
Warrant redemption notes payable	130	163	(33)	-20%
Other	(11)	(36)	25	-69%

Total interest expense, net	$2,261	$2,330	$(69)	-3%

In August 2009, the Company combined the Thermo factoring debt facility and the Thermo revolving credit facility into a single debt facility by expanding the revolving credit facility to allow the Company to retire the Thermo factoring debt.  The debt restructure included a change in the calculation of interest related to the Company’s debt balance with Thermo (see Note 8 – “Long-Term Debt” for additional information).

Income Tax Provision for fiscal years ended May 31, 2010 and 2009

The majority of the income tax expense recorded in fiscal years 2010 and 2009 is related to the Texas margin tax, which was initially implemented by the state effective January 1, 2008.  The margin tax is calculated by using the Company’s gross receipts from business conducted in Texas each fiscal year less a cost of goods sold deduction.  The margin tax is due and payable to the State of Texas each year in May. In fiscal year 2010, the Company recorded a federal alternative minimum tax (“AMT”) liability of approximately $40,000 due to the income generated in fiscal year 2010 that is not allowed to be offset by prior net operating losses due to the AMT rules.

Financial Condition as of May 31, 2010

(dollars in thousands)	Year Ended May 31,		2010 vs 2009
	2010	2009	$ Change	% Change

Cash provided by operating activities	$884	$4,217	$(3,333)	79%
Cash provided by (used in) investing activities	198	(564)	762	135%
Cash used in financing activities	(792)	(3,740)	2,948	-79%
Net increase (decrease) in cash	$290	$(87)	$377	433%

Liquidity and Capital Resources

As of May 31, 2010, the Company had approximately $4,900,000 cash on hand. During fiscal year 2010, the Company improved its operating results and was able to reduce its accounts payable by 29% and its accrued liabilities by 19% as compared to May 31, 2009.  In addition, the Company was able to prepay over $600,000 in legal costs related to the arbitration with AT&T during fiscal year 2010 and still improved its cash on hand year over year by almost $300,000.  Due to the operating results of fiscal year 2010, the Company improved its working capital deficit from approximately $2,800,000 as of May 31, 2009 to approximately $1,200,000 as of May 31, 2010.

For fiscal year 2011, the Company expects its wholesale and two-way operations to continue to improve and believes that it can maintain a profitable cellular business although its cellular subscriber base continues to decline. In fiscal year 2011, the Company will continue to focus on providing superior customer service to its existing cellular subscriber base while maximizing revenues through the cellular services offered by PCI and adding additional subscribers in the markets where permitted by AT&T. In addition, the Company is actively pursuing business acquisitions and believes those businesses, once acquired, will add additional revenue and profits to the Company’s existing operations.  The Company believes it has sufficient cash and cash availability under its current financing facilities to meet its obligations during the upcoming 12 months.   Historically, the Company has demonstrated its ability to manage expenses to drive material results to the Company.  For fiscal year 2011, the Company anticipates seeking further cost reduction initiatives for selling and general and administrative expenses as it continues to maximize profitability in all its business units by closely monitoring overhead expenses.  For fiscal year 2011, the total debt service obligations for the Company are approximately $3,500,000.  Considering the cash on hand, cash availability under the Thermo loan facility to fund the expansion of the business, cash generated on a monthly basis from the billable subscriber base under the continuing portion of the AT&T distribution agreements and the payment terms available for obligations owing to AT&T, the Company believes it will have sufficient cash to meet its obligations for at least the 12 months following the date of this Report.

Operating Activities

The decrease in cash provided by operations during fiscal year 2010 compared to fiscal year 2009 is primarily attributable to additional payments made against the Company’s accounts payable and accrued liabilities of approximately $3,200,000 and $1,100,000, respectively. At the end of fiscal 2009, the Company deferred payment of some of its accounts payable invoices for additional review and the majority of these invoices were paid in June 2009. In addition, the Company paid approximately $1,200,000 of accrued fiscal 2009 bonus payments to employees between the months June 2009 and December 2009 (fiscal year 2010).  Furthermore, the Company had additional cash pre-payments of approximately $636,000 in fiscal year 2010 compared to fiscal year 2009, primarily for legal retainer fess related to the arbitration with AT&T. The operating cash decreases were partially offset by net income of $1,600,000 in fiscal year 2010 compared to a net loss of $1,922,000 in fiscal year 2009.

Investing Activities

The decrease in cash used by investing activities during fiscal year 2010 compared to fiscal year 2009 is due to cash receipts received against the Mobui Note and Air-bank Note of $415,000 and $177,000, respectively (see Note 4 - “Notes Receivable” for additional information). The decrease in cash used by investing activities  was partially offset by a cash paid to purchase a perpetual trademark license agreement in May 2010 (see Note 6- “Goodwill and Other Intangible Assets” for additional discussion).

Financing Activities

The decrease in cash used by financing activities during fiscal year 2010 compared to fiscal year 2009 is primarily attributable to a $1,500,000 cash payment to the 12 holders of the GM Warrants on June 2, 2008 (fiscal 2009) in accordance with the Warrant Redemption Payment Agreements (see Warrant Redemption Note Payable  section of Note 8 – “Long-Term Debt” for additional information). In addition, the Company received approximately $1,400,000 in cash proceeds during fiscal year 2010 compared to approximately $250,000 in cash proceeds during fiscal year 2009.  In fiscal year 2010, the proceeds came from a draw on the Company’s revolving credit line with Thermo in November 2009.  The proceeds were primarily used to purchase inventory related to the Company’s wholesale brokerage business.

Obligations and Commitments

As of May 31, 2010, the Company’s future contractual obligations and commitments are as follows (in thousands):

	Payments Due By Period
	(in thousands)
Significant Contractual Obligations	Total	2011	2012	2013	2014	Thereafter

Debt obligations, including interest (a)	$19,338	$3,522	$15,816	$-	$-	$-
Operating leases (b)	5,351	805	488	370	333	3,355
Employee compensation obligations (c)	1,620	1,620	-	-	-	-
Trademark purchase obligation (d)	546	150	150	100	120	26
Total significant contractual obligations	$26,855	$6,097	$16,454	$470	$453	$3,381

(a)	See Note 8 – “Long-Term Debt” for additional information on the Company’s debt

(b)	See Note 11 – “Commitments and Contingencies” for additional information on the Company’s operating leases

(c)
On December 31, 2008, the Board of Directors (the “Board”) of Teletouch Communications, Inc., approved an executive employment agreement with Robert M. McMurrey, the Company’s Chairman and Chief executive Officer and Thomas A. “Kip” Hyde, Jr., the Company’s President and Chief Operating Officer, with an effective date of June 1, 2008 for an initial term ending on May 31, 2011.   In addition, on December 17, 2009, the Board approved a fiscal year 2010 bonus performance criteria plan for the Company’s two executives previously mentioned and the Company’s Chief Financial Officer, Douglas E. Sloan. The bonuses are payable in fiscal year 2011 and have been fully accrued as of May 31, 2010.

(d)
On May 4, 2010, Progressive Concepts, Inc., entered in a certain Mutual Release and Settlement Agreement (the “Agreement”) with Hawk Electronics, Inc. (“Hawk”). Under the terms of the Agreement the Company agreed to, among other things, the purchase of a perpetual license from Hawk to use the mark “Hawk Electronics” for $900,000, of which $500,000 is due and payable subsequent to May 31, 2010.  In addition, beginning in August 2013, Hawk agreed to let the Company continue to  use the domain name www.hawkelectronics.com in exchange for a monthly royalty payment.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations.

Critical Accounting Estimates

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

Accounts receivable are presented net of an allowance for doubtful accounts of $407,000 and $486,000 at May 31, 2010 and May 31, 2009, respectively.  Based on the information available to the Company, management believes the allowance for doubtful accounts as of those periods are adequate.  However, actual write-offs may exceed the recorded allowance.

The Company evaluates its write-offs on a monthly basis.  The Company determines which accounts are uncollectible, and those balances are written-off against the Company’s allowance for doubtful accounts balance.

Reserve for Inventory Obsolescence: Inventories are stated at the lower of cost (primarily on a moving average basis), which approximates actual cost determined on a first-in, first-out (“FIFO”) basis, or fair market value and are comprised of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors, including recent sales trends, industry market conditions and economic conditions. In assessing the reserve, management also considers price protection credits the Company expects to recover from its vendors when the vendor cost on certain inventory items is reduced shortly after purchase of the inventory by the Company.  In addition, management establishes specific valuation allowances for discontinued inventory based on its prior experience of liquidating this type of inventory.  Through the Company’s wholesale and Internet distribution channels, it is successful in liquidating the majority of any inventory that becomes obsolete.  The Company has many different electronics suppliers, all of which provide reasonable notification of model changes, which allows the Company to minimize its level of discontinued or obsolete inventory. Actual results could differ from those estimates.  Inventories are stated on the Company’s consolidated balance sheet net of a reserve for obsolescence of $232,000 and $242,000 at May 31, 2010 and May 31, 2009, respectively.

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

The Company’s review of the carrying value of its tangible long-lived assets at May 31, 2010 indicated the carrying value of these assets were recoverable through estimated future cash flows.  Because of the sustained losses the Company has incurred during the past several years, the Company also reviewed the market values of these assets.  The review indicated the market value exceeded the carrying value at May 31, 2010.  However, if the cash flow estimates or the significant operating assumptions upon which they are based change in the future, Teletouch may be required to record impairment charges related to its long-lived assets.

The most significant long-lived tangible asset owned by the Company is the Fort Worth, Texas corporate office building and the associated land.  The Company has received periodic appraisals of the fair value of this property. In each instance, the appraised value exceeded the carrying value of the property.

In accordance with ASC 360, Teletouch evaluates the recoverability of the carrying value of its long-lived assets and certain intangible assets based on estimated undiscounted cash flows to be generated from such assets.

The evaluation of the Company’s long-lived intangible assets is discussed in Note 2 under “Intangible Assets.” Under the same premise as the long-lived tangible assets, their market values were also evaluated at May 31, 2010, and the Company determined that based primarily on the market value and supported by the Company’s cash flow projections, there was no impairment of these assets. If the cash flow estimates or the significant operating assumptions upon which they are based change in the future, Teletouch may be required to record impairment charges related to its long-lived assets.

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

Goodwill: Goodwill represents the excess of costs over fair value of assets of businesses acquired.  Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized but instead are tested for impairment at least annually in accordance with the provisions of ASC 350, Intangibles-Goodwill and Other, (“ASC 350”). Teletouch’s goodwill was recorded in January 2004 as part of the purchase of the two-way radio assets of Delta Communications, Inc.  The Company decided to test this goodwill annually on March 1st, the first day of its fourth fiscal quarter, of each year unless an event occurs that would cause the Company to believe the value is impaired at an interim date.

At March 1, 2010, the Company evaluated the carrying value of its goodwill associated with its two-way business and concluded that no impairment of its goodwill was required in fiscal year 2010.  The Company estimates the fair value of its two-way business using a discounted cash flow method. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. In evaluating impairment the Company estimates the sum of the expected future cash flows derived from such goodwill. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. A significant change in cash flows in the future could result in an additional impairment of goodwill. No changes occurred in the two-way business during the current quarter that warranted an impairment to goodwill.

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

Based on its assessment of the indicators listed in ASC 605-45, the Company has concluded that the AT&T services provided by PCI should be reported on a net basis.  Also in accordance with ASC 605-45, sales tax amounts invoiced to our customers have been recorded on a net basis and have no impact on our consolidated financial statements.

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

Recent Accounting Pronouncements and Accounting Changes

For a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note – 2 “Summary of Significant Accounting Policies” in Part II, Item 8 of this Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We did not have any foreign currency hedges or other derivative financial instruments as of May 31, 2010.  We did not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments.  Our operations are conducted in the United States and are not subject to material foreign currency exchange rate risk.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors
Teletouch Communications, Inc.
Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of Teletouch Communications, Inc. as of May 31, 2010 and 2009 and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Teletouch Communications, Inc., at May 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Houston, Texas
August 30, 2010

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

ASSETS

	May 31,
	2010	2009
CURRENT ASSETS:

Cash	$4,932	$4,642
Certificates of deposit-restricted	150	300
Accounts receivable, net of allowance of $407 at May 31, 2010 and $486 at May 31, 2009	3,967	5,853
Unbilled accounts receivable	2,592	3,002
Inventories, net of reserve of $232 at May 31, 2010 and $242 at May 31, 2009	1,049	1,547
Notes receivable	15	903
Prepaid expenses and other current assets	1,288	652
Patent held for sale	257	-
Total Current Assets	14,250	16,899

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $6,039 at May 31, 2010 and $7,118 at May 31, 2009	2,749	2,949

GOODWILL	343	343

INTANGIBLE ASSETS, net of accumulated amortization of $8,964 at May 31, 2010 and $7,996 at May 31, 2009	4,342	4,165

TOTAL ASSETS	$21,684	$24,356

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	May 31,
	2010	2009
CURRENT LIABILITIES:

Accounts payable	$7,964	$11,167
Accounts payable-related party	111	95
Accrued expenses and other current liabilities	5,517	6,790
Current portion of long-term debt	1,412	1,313
Current portion of trademark purchase obligation	150	-
Deferred revenue	336	339
Total Current Liabilities	15,490	19,704

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	14,487	15,103
Long-term trademark purchase obligation, net of current portion	350	-
Total Long-Term Liabilities	14,837	15,103
TOTAL LIABILITIES	30,327	34,807

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $.001 par value, 70,000,000 shares authorized, 49,916,189 shares issued at May 31, 2010 and 2009 and 48,739,002 and 49,051,980 shares outstanding at May 31, 2010 and 2009, respectively	50	50
Additional paid-in capital	51,186	50,947
Treasury stock, 1,177,187 shares held at May 31, 2010 and 864,209 shares held at May 31, 2009	(216)	(185)
Accumulated deficit	(59,663)	(61,263)
Total Shareholders' Deficit	(8,643)	(10,451)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$21,684	$24,356

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)

	Year Ended May 31,
	2010	2009

Operating revenues:
Service, rent, and maintenance revenue	$25,943	$27,210
Product sales revenue	26,016	18,647
Total operating revenues	51,959	45,857

Operating expenses:
Cost of service, rent and maintenance (exclusive of depreciation and amortization included below)	7,196	8,784
Cost of products sold	23,028	17,332
Selling and general and administrative	16,487	17,676
Depreciation and amortization	1,253	1,406
Loss (gain) on disposal of assets	17	(13)
Total operating expenses	47,981	45,185
Income from operations	3,978	672

Other income (expense):
Interest expense, net	(2,261)	(2,330)
Other	167	-

Income (loss) before income tax expense	1,884	(1,658)
Income tax expense	284	264
Net income (loss)	$1,600	$(1,922)

Basic income (loss) per share applicable to common shareholders	$0.03	$(0.04)

Diluted income (loss) per share applicable to common shareholders	$0.03	$(0.04)

Weighted average shares outstanding:
Basic	48,778,446	49,051,980
Diluted	48,930,621	49,051,980

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended May 31,
	2010	2009
Operating Activities:
Net income (loss)	$1,600	$(1,922)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,253	1,406
Non-cash compensation expense	239	223
Non-cash interest expense (income)	80	(45)
Provision for losses on accounts receivable	876	735
Provision for inventory obsolescence	112	267
Loss (gain) on disposal of assets	17	(13)
Changes in operating assets and liabilities:
acquisitions:
Accounts receivable, net	1,420	1,635
Inventories	386	512
Notes receivable	-	16
Prepaid expenses and other current assets	(636)	177
Accounts payable	(3,187)	1,044
Accrued expenses and other current liabilities	(1,273)	243
Deferred revenue	(3)	(61)
Net cash provided by operating activities	884	4,217

Investing Activities:
Purchases of property and equipment	(160)	(229)
Redemption of certificates of deposit	150	100
Purchase of trademark license	(400)	-
Net proceeds from sale of assets	2	18
Receipts from (issuance of) notes receivable	606	(453)
Net cash provided by (used in) investing activities	198	(564)

Financing Activities:
Proceeds from long-term debt	1,373	250
Payments on long-term debt	(2,134)	(2,490)
Payments on redeemable common stock purchase warrants	-	(1,500)
Purchase of treasury stock	(31)	-
Net cash used in financing activities	(792)	(3,740)

Net increase (decrease) in cash	290	(87)
Cash at beginning of year	4,642	4,729

Cash at end of year	$4,932	$4,642
Supplemental Cash Flow Data:
Cash payments for interest	$2,193	$2,388
Cash payments for income taxes	$515	$246
Non-Cash Transactions:
Trademark license	$500	$-
Transfer of long-term receivable-related party to notes receivable	$-	$421
Transfer of redeemable common stock purchase warrants to long-term debt	$-	$1,500
Capitalization of loan origination fees	$244	$-
Intangible asset received for payment of notes receivable	$257	$-
Fixed assets received for payment of notes receivable	$25	$-

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(In Thousands Except Number of Shares)

	Preferred Stock								Additional				Total
	Series A		Series B		Series C		Common Stock		Paid-In	Treasury Stock		Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	(Deficit)	(Deficit)

Balance at May 31, 2008	-	$-	-	$-	-	$-	49,916,189	$50	$50,724	864,209	$(185)	$(59,341)	$(8,752)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,922)	(1,922)
Compensation earned under employee stock option plan	-	-	-	-	-	-	-	-	223	-	-	-	223

Balance at May 31, 2009	-	$-	-	$-	-	$-	49,916,189	$50	$50,947	864,209	$(185)	$(61,263)	$(10,451)

Net income	-	-	-	-	-	-	-	-	-	-	-	1,600	1,600
Repurchase of common stock	-	-	-	-	-	-	-	-	-	312,978	(31)	-	(31)
Compensation earned under employee stock option plan	-	-	-	-	-	-	-	-	239	-	-	-	239

Balance at May 31, 2010	-	$-	-	$-	-	$-	49,916,189	$50	$51,186	1,177,187	$(216)	$(59,663)	$(8,643)

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF BUSINESS

Nature of Business: Teletouch Communications, Inc. was incorporated under the laws of the State of Delaware on July 19, 1994 and its corporate headquarters are in Fort Worth, Texas. References to Teletouch or the Company as used throughout this document mean Teletouch Communications, Inc. or Teletouch Communications, Inc. and its subsidiaries, as the context requires.

For over 46 years, Teletouch together with its predecessors has offered a comprehensive suite of telecommunications products and services including cellular, two-way radio, GPS-telemetry, wireless messaging and public safety/emergency response products and services. Teletouch operates 24 retail and agent locations in Texas. Locations include both “Teletouch” and “Hawk Electronics” branded in-line and free-standing stores and service centers. The Teletouch branded locations offer the Company’s two-way radio products and services to state, city and local entities as well as commercial business. Teletouch’s wholly-owned subsidiary, Progressive Concepts, Inc. (“PCI”) is a Master Distributor and Authorized Provider of cellular voice, data and entertainment services though AT&T Mobility (“AT&T”) to consumers, businesses and government agencies and markets these services under the Hawk Electronics brand name. For over 26 years, PCI has offered various communication services on a direct bill basis and today services approximately 61,000 cellular subscribers. PCI sells consumer electronics products and cellular services through its stores, its own network of Hawk-branded sub-agents stores, its own direct sales force and on the Internet at various sites, including its primary consumer-facing sites: www.hawkelectronics.com, www.hawkwireless.com.  and www.hawkexpress.com. The Company handles all aspects of the wireless customer relationship, including:

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

In addition, PCI operates a national wholesale distribution business, “PCI Wholesale,” which serves major carrier agents, rural cellular carriers, smaller consumer electronics and automotive retailers and auto dealers throughout the country and internationally, with ongoing product and sales support through its direct sales representatives, call center, and the Internet through www.pciwholesale.com and www.pcidropship.com, among other sites. Teletouch also sells safety and emergency response vehicle products and services under the brand “Teletouch EVP” (Emergency Vehicle Products) directly and through www.teletouchevp.com.
.
Basis of Presentation: In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification 105 (“ASC 105”), Generally Accepted Accounting Principles, which became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. This pronouncement reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections and will be effective for financial statements issued for reporting periods that end after September 15, 2009. The Company adopted ASC 105 and conformed all references to authoritative accounting literature beginning with its Quarterly Report on Form 10-Q for its second fiscal quarter ended November 30, 2009.

The consolidated financial statements include the consolidated accounts of Teletouch Communications, Inc. and our wholly-owned subsidiaries (collectively, the “Company” or “Teletouch”). Teletouch Communications, Inc. owns all of the shares of Progressive Concepts, Inc., a Texas corporation (“PCI”), Teletouch Licenses, Inc., a Delaware corporation (“TLI”), Visao Systems, Inc., a Delaware corporation (“Visao”) and TLL Georgia, Inc., a Delaware corporation (“TLLG”). PCI is the primary operating business of Teletouch. TLI is a company formed for the express purpose of owning all of the FCC licenses utilized by Teletouch to operate its two-way radio network. Visao is a company formed to develop and distribute the Company’s telemetry products, which as of the date of this Report are no longer being sold.  Currently Visao is maintained as a shell company with no operations. TLLG was formed for the express purpose of entering into an asset purchase agreement with Preferred Networks, Inc. in May 2004 and ceased operations following the sale of the Company’s paging business in August 2006.  TLLG is currently a shell company. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates: The consolidated financial statements have been prepared using the accrual basis of accounting in accordance with GAAP.  Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions.  Those assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could materially differ from those estimates.

Cash:  We deposit our cash with high credit quality institutions.  Periodically, such balances may exceed applicable FDIC insurance limits.  Management has assessed the financial condition of these institutions and believes the possibility of credit loss is minimal.

Certificates of Deposit-Restricted:  From time to time, the Company is required to issue standby letters of credit to it suppliers to secure purchases made under the credit terms provided by these suppliers. The Company deposits funds into a certificate of deposit and instructs that bank to issue the standby letter of credit to the supplier’s benefit. All such funds are reported as restricted funds until such time as the supplier releases the letter of credit requirement. As of May 31, 2010 and May 31, 2009, the Company had $150,000 and $300,000, respectively, of cash certificates of deposit securing standby letters of credit with its suppliers.

Allowance for Doubtful Accounts: The Company performs periodic credit evaluations of its customer base and the credit it extends to its customers is on an unsecured basis.

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

Accounts receivable are presented net of an allowance for doubtful accounts of $407,000 and $486,000 at May 31, 2010 and May 31, 2009, respectively.  Based on the information available to the Company, management believes the allowance for doubtful accounts as of those periods are adequate.  However, actual write-offs may exceed the recorded allowance.

The Company evaluates its write-offs on a monthly basis. The Company determines which accounts are uncollectible, and those balances are written-off against the Company’s allowance for doubtful accounts.

Reserve for Inventory Obsolescence:  Inventories are stated at the lower of cost (primarily on a moving average basis), which approximates actual cost determined on a first-in, first-out (“FIFO”) basis, or fair market value and are comprised of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors including recent sales trends, industry market conditions and economic conditions. In assessing the reserve, management also considers price protection credits the Company expects to recover from its vendors when the vendor cost on certain inventory items is reduced shortly after the purchase of the inventory by the Company. In addition, management establishes specific valuation allowances for discontinued inventory based on its prior experience liquidating this type of inventory.  Through the Company’s wholesale and internet distribution channel, it is successful in liquidating the majority of any inventory that becomes obsolete.  The Company has many different cellular handset, radio and other electronics suppliers, all of which provide reasonable notification of model changes, which allows the Company to minimize its level of discontinued or obsolete inventory. Inventories are presented net of a reserve for obsolescence of $232,000 and $242,000 at May 31, 2010 and May 31, 2009, respectively. Actual results could differ from those estimates.

The following table lists the cost basis of inventory by major product category and the related reserves for inventory obsolescence at May 31, 2010 and May 31, 2009 (in thousands):

	May 31, 2010			May 31, 2009
	Cost	Reserve	Net Value	Cost	Reserve	Net Value

Phones and related accessories	$557	$(69)	$488	$726	$(65)	$661
Automotive products	284	(42)	242	501	(56)	445
Satellite products	18	(4)	14	20	(4)	16
Two-way products	418	(115)	303	527	(111)	416
Other	4	(2)	2	15	(6)	9
Total inventory and reserves	$1,281	$(232)	$1,049	$1,789	$(242)	$1,547

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
life or term of lease

Intangible Assets:  The Company’s intangible assets are comprised of certain definite lived assets as well as two indefinite lived assets. Indefinite lived intangible assets are not amortized but evaluated annually (or more frequently) for impairment under ASC 350, Intangibles-Goodwill and Other, (“ASC 350”).  Definite lived intangible assets, including capitalized loan origination costs, the purchase and development of key distribution agreements, purchased subscriber bases and FCC license acquisition costs, are amortized over the estimated useful life of the asset and reviewed for impairment upon any triggering event that gives rise to any question as to the assets’ ultimate recoverability as prescribed under ASC 360, Property, Plant and Equipment, (“ASC 360”).

Indefinite Lived Intangible Assets: The Company has two indefinite lived intangible assets, goodwill and a purchases perpetual trademark license. Goodwill acquired in a business combination and intangible assets determined to have an indefinite useful life are not amortized but instead tested for impairment at least annually in accordance with the provisions of ASC 350.  The ASC 350 goodwill impairment model is a two-step process. The first step compares the fair value of a reporting unit that has goodwill assigned to its carrying value. The fair value of a reporting unit using discounted cash flow analysis is estimated. If the fair value of the reporting unit is determined to be less than its carrying value, a second step is performed to compute the amount of goodwill impairment, if any. Step two allocates the fair value of the reporting unit to the reporting unit’s net assets other than goodwill. The excess of the reporting unit’s fair value over the amounts assigned to its net assets other than goodwill is considered the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the carrying value of its goodwill. Any shortfall represents the amount of goodwill impairment. The goodwill recorded in the Company’s consolidated balance sheet was acquired in January 2004 as part of the purchase of the two-way radio assets of Delta Communications, Inc. The Company tests this goodwill annually on March 1st, the first day of its fourth fiscal quarter, of each year unless an event occurs that would cause the Company to believe the value is impaired at an interim date.

For the years ended May 31, 2010 and 2009, the Company evaluated the carrying value of its goodwill associated with its two-way business and has concluded that no impairment of its goodwill is required these years.  The Company estimates the fair value of its two-way business using a discounted cash flow method.  No changes have occurred in the two-way business during fiscal years 2010 or 2009 that indicated any impairment of the goodwill.  The Company continually evaluates whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. In evaluating impairment we estimate the sum of the expected future cash flows derived from such goodwill. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. A significant change in cash flows in the future could result in an additional impairment of goodwill.

In May 2010, Progressive Concepts, Inc., purchased a perpetual trademark license to use the trademark “Hawk Electronics” (see Note – 6 “Goodwill and Other Intangible Assets” for additional discussion). In accordance with ASC 350, an entity shall evaluate the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. As mentioned above, the guidance under ASC 350 also states an intangible asset that is not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired.  The impairment test shall consist of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to the excess.

The Company evaluated PCI’s perpetual trademark license asset at May 31, 2010, and determined the fair value of the license exceeded its carrying value; therefore, no impairment was recorded. The fair value of the perpetual trademark license was based upon the discounted estimated future cash flows of the Company’s cellular business. The Company will continually evaluate whether events and circumstances occur that would no longer support an indefinite life for its perpetual trademark license.

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

As of May 31, 2010, the most significant intangible assets remaining that continue to be amortized are the AT&T distribution agreements and subscriber bases.  The DFW and San Antonio AT&T cellular distribution agreements will continue to be amortized through August 31, 2014 and December 31, 2013, respectively, or for approximately 4.3 and 3.6 years, respectively.

The wireless contract intangible assets represent certain cellular distribution contracts that the Company has with AT&T, under which the Company is allowed to provide cellular services to its customers. Although the Company has sustained losses in recent years, management has evaluated this asset in light of the fair value of each of the cellular subscribers that the Company services.  Included in the provisions of the primary contract with AT&T (DFW market) is a liquidated damages provision, which defines a value of $1,000 per Subscriber (number) to be paid to the Company if AT&T were to solicit or take any or all of the cellular subscribers from PCI. Under the terms of the DFW market distribution agreement with AT&T, which expired on August 31, 2009, AT&T must continue to provide airtime to the Company as long as the subscribers choose to remain on service, or at AT&T’s option, AT&T could “buy-back” the subscribers from the Company for the $1,000 liquidated damages per subscriber line provided for by the agreement. The total value of the cellular subscriber base provided for by the liquidated damages provision contained in the contract exceeds the carrying value of the asset at all periods presented herein.  The Company regularly forecasts the expected cash flows to be derived from this cellular subscriber base and as of the date of this Report those expected cash flows exceed the carrying value of the asset.

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

The most significant tangible long-lived asset owned by the Company is the Fort Worth, Texas corporate office building and the associated land. The Company has received periodic appraisals of the fair value of this property, and in each instance the appraised value exceeds the carrying value of the property.

The Company’s review of the carrying value of its tangible long-lived assets at May 31, 2010 and May 31, 2009 indicates the carrying value of these assets will be recoverable through estimated future cash flows. Because of the losses the Company has incurred during the past several years prior to fiscal year 2010, the Company also reviewed the market value of the assets. In support of the cash flows approach to this evaluation, the market value review also indicates that the carrying value at each period presented herein is not impaired. If the cash flow estimates, or the significant operating assumptions upon which they are based change in the future, the Company may be required to record impairment charges related to its long-lived assets.

Patent Held for Sale: In accordance with ASC 360, the Company will reclassify certain long-lived assets as a current asset held for sale on the Company’s consolidated balance sheets if certain requirements are met.  In order for an asset to be held for sale under the provisions of ASC 360, management must determine the asset is to be held for sale in its current condition, an active plan to complete the sale of the asset has been initiated and the sale of the asset is probable within one year. The Company evaluated the hotspot network patent it acquired during the public auction of Air-bank, Inc.’s assets in July 2009 and has determined this asset met all the criteria for an asset held for sale under ASC 360.  At May 31, 2010, the patent is recorded as a current asset held for sale on the Company’s consolidated balance sheet for approximately $257,000 as the Company is actively pursuing the sale of this patent through a broker. The Company has received no formal offers to purchase the patent from potential buyers but has received several expressions of interest from qualified buyers who have indicated the market value of the patent exceeds the carrying value as of May 31, 2010. The Company is attempting to sell the patent by the end of the second quarter in fiscal year 2011.

Provision for Income Taxes: The Company accounts for income taxes in accordance with ASC 740, Income Taxes, (“ASC 740”) using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences, net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods.  As of May 31, 2010 and May 31, 2009, the Company has recorded a valuation allowance against the full amount of its net deferred tax assets. Although the Company had taxable income for fiscal year 2010, it is currently unable to reasonably forecast taxable income beyond fiscal year 2010.  The inability to foresee taxable income in future years makes it more likely than not that the Company will not realize its recorded deferred tax assets in future periods.

When the Company is charged interest or penalties related to income tax matters, the Company records such interest and penalties as interest expense in the consolidated statement of operations.  As of May 31, 2010, the Company had an immaterial amount of interest and penalties recognized and accrued.

Revenue Recognition: Teletouch recognizes revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” and ASC 605, Revenue Recognition, (“ASC 605”). In general, ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable and (4) collectability is reasonably assured. Teletouch believes, relative to sales of products, that all of these conditions are met; therefore, product revenue is recognized at the time of shipment.

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

Cellular and other service revenues and related costs are recognized during the period in which the service is rendered.  Associated subscriber acquisition costs are expensed as incurred. Product sales revenue is recognized at the time of shipment, when the customer takes title and assumes risk of loss, when terms are fixed and determinable and collectability is reasonably assured.  The Company does not generally grant rights of return.  However, PCI offers customers a 30 day return/ exchange program for new cellular subscribers in order to match programs put in place by most of the other cellular carriers.  During the 30 days, a customer may return all cellular equipment and cancel service with no penalty.  Reserves for returns, price discounts and rebates are estimated using historical averages, open return requests, recent product sell-through activity and market conditions.  No reserves have been recorded for the 30 day cellular return program since only a very small number of customers utilize this return program and many fail to meet all of the requirements of the program, which include returning the phone equipment in new condition with no visible damage.

Since 1984, Teletouch’s subsidiary, PCI, has held agreements with AT&T or one of its predecessor companies, which allowed PCI to offer cellular service and provide the billing and customer services to its subscribers. PCI is compensated for the services it provides based upon sharing a portion of the monthly billings revenues with AT&T.  PCI is responsible for the billing and collection of cellular charges from these customers and remits a percentage of the cellular billings generated to AT&T.  Based on its relationship with AT&T, the Company has evaluated its reporting of revenues under ASC 605-45, Revenue Recognition, Principal Agent Considerations (“ASC 605-45”) associated with its services attached to the AT&T agreements.  Included in ASC 605-45 are eight indicators that must be evaluated to support reporting gross revenue.  These indicators are (i) the entity is the primary obligor in the arrangement, (ii) the entity has general inventory risk before customer order is placed or upon customer return, (iii) the entity has latitude in establishing price, (iv) the entity changes the product or performs part of the service, (v) the entity has discretion in supplier selection, (vi) the entity is involved in the determination of product or service specifications, (vii) the entity has physical loss inventory risk after customer order or during shipment and (viii) the entity has credit risk.  In addition, ASC 605-45 includes three additional indicators that support reporting net revenue.  These indicators are (i) the entity’s supplier is the primary obligor in the arrangement, (ii) the amount the entity earns is fixed and (iii) the supplier has credit risk. Based on its assessment of the indicators listed in ASC 605-45, the Company has concluded that the AT&T services provided by PCI should be reported on a net basis. Also in accordance with ASC 605-45, sales tax amounts invoiced to our customers have been recorded on a net basis and have no impact on our consolidated financial statements.

Deferred revenue represents monthly service fees primarily access charges for cellular services that are billed in advance by the Company.

Concentration of Credit Risk:  Teletouch provides cellular and other wireless telecommunications services to a diversified customer base of small to mid-size businesses and individual consumers, primarily in the DFW and San Antonio markets in Texas.  In addition, the Company sells cellular equipment and consumer electronics products to large base of small to mid-size cellular carriers, agents and resellers as well as a large group of smaller electronics and car audio dealers throughout the United States.  As a result, no significant concentration of credit risk exists.  The Company performs periodic credit evaluations of its customers to determine individual customer credit risks and promptly terminates services or ceases shipping products for nonpayment.

Financial Instruments:  The Company’s financial instruments consists of certificates of deposit-restricted, accounts receivable, accounts payable and debt. Management believes the carrying value of its financial instruments approximates fair value due to the short maturity of the current assets and liability and the reasonableness of the interest rates on the Company’s debt.

Advertising and Pre-opening Costs:  Labor costs, costs of hiring and training personnel and certain other costs relating to the opening of new retail locations are expensed as incurred. Additionally, advertising costs are expensed as incurred and are partially reimbursed based on various vendor agreements.  Advertising and promotion costs were $582,000 and $727,000 for the years ended May 31, 2010 and 2009, respectively. Advertising reimbursements are accrued when earned and committed to by the Company’s vendor and are recorded as a reduction to advertising cost in that period.

Stock-based Compensation: At May 31, 2010, the Company had two stock-based compensation plans for employees and non-employee directors, which authorize the granting of various equity-based incentives including stock options and stock appreciation rights.

The Company accounts for stock-based awards to employees in accordance with ASC 718, Compensation-Stock Compensation, (“ASC 718”) and for stock based awards to non-employees in accordance with ASC 505-50, Equity, Equity-Based Payments to Non-Employees (“ASC 505-50”). Under both ASC 718 and ASC 505-50, we use a fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. For share option instruments issued, compensation cost is recognized ratably using the straight-line method over the expected vesting period.

Cash flows resulting from excess tax benefits are classified as a financing activity. Excess tax benefits are realized from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits as a result of any exercises of stock options in fiscal years 2010 and 2009 because the Company provided for a full valuation allowance against all accrued future tax benefits for all periods presented until its operations improve and the Company is able to forecast taxable income in the future sufficient to utilize its deferred tax assets.

For the 12 months ended May 31, 2010 and May 31, 2009, the Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option pricing model. The Company has determined that the best measure of expected volatility is based on the historical daily volatility of the Company’s common stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for options issued in fiscal year 2010 was 240.4 % and ranged from 172.6% to 173.7% for the options issued in fiscal year 2009. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107 with the continued use of this method extended under the provisions of Staff Accounting Bulletin No. 110. Under this formula, the expected term is equal to: ((weighted-average vesting term + original contractual term)/2). The expected term used by the Company as computed by this method for options issued in fiscal year 2010 was 5.0 years and ranged from 5.0 years to 6.0 years for the options issued in fiscal year 2009. The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for options issued in fiscal year 2010 was 2.55% and  ranged from 3.39% to 3.54% for the options issued in fiscal year 2009. Dividend yield is zero for these options as the Company does not expect to declare any dividends on its common shares in the foreseeable future.

In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption.  The Company has estimated an annualized forfeiture rate of 0.0% for the stock options granted to senior management and the Company’s directors in fiscal years 2010 and 2009.  The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

Options exercisable at May 31, 2010 and 2009 totaled 3,054,545 and 1,424,326, respectively.  The weighted-average exercise price per share of options exercisable at May 31, 2010 and 2009 was $0.27 and $0.38, respectively, with remaining weighted-average contractual terms of approximately 7.0 years and 6.2 years, respectively.

The weighted-average grant date fair value of options granted during the 12 months ended May 31, 2010 was $0.12.

At May 31, 2010, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $162,000, which will be amortized over the weighted-average remaining requisite service period of 1.2 years.

Income (loss) Per Share:  In accordance with ASC 260, Earnings Per Share, basic income (loss) per share (“EPS”) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding including any dilutive securities outstanding.  At May 31, 2010, the Company’s outstanding common stock options totaled 4,563,316. For the twelve months ended May 31, 2010, 517,083 common stock options were deemed dilutive securities and were included in the diluted earnings per share calculation due to the Company’s market price of its common stock at May 31, 2010 exceeding the options’ exercise price. The Company’s outstanding common stock options totaled 3,910,815 at May 31, 2009 and were not included in the computation of diluted earnings per share due to their antidilutive effect as a result of the net loss incurred during the twelve months ended May 31, 2009.

Recently Adopted Accounting Standards:

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements, (“ASU 2010-09”) which amends Accounting Standards Codification Topic 855 (“ASC 855”) to address certain implementation issues related to an entity's requirement to perform and disclose subsequent events procedures. The amendments in ASU 2010-09 remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The new guidance became effective for the Company on February 24, 2010 and did not have an impact on the Company’s consolidated financial statements or results of operations.

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

NOTE 3 – RELATIONSHIP WITH CELLULAR CARRIER

The Company has historically had six distribution agreements with AT&T which provide for the Company to distribute AT&T wireless services, on an exclusive basis, in major markets in Texas and Arkansas, including the Dallas-Fort Worth, Texas Metropolitan Statistical Area (“MSA”), San Antonio, Texas MSA, Austin, Texas MSA, Houston, Texas MSA, East Texas Regional MSA and Arkansas, including primarily the Little Rock, Arkansas MSA. During fiscal year 2010 and following the Company’s commencement of an arbitration proceeding against AT&T (discussed further below), AT&T notified the Company it is cancelling or not renewing three of the six distribution agreements including those agreements that cover the Austin, Texas MSA, Houston, Texas MSA and Arkansas.  The Company is disputing these cancellations and is attempting to have these matters included and resolved in the arbitration hearing related to the DFW Agreement. The distribution agreements permit the Company to offer AT&T cellular phone service with identical pricing characteristics to AT&T and provide billing customer services to its customers on behalf of AT&T in exchange for certain predetermined compensation and fees, which are primarily in the form of a revenue sharing of the core wireless services the Company bills on behalf of AT&T. In addition, the Company bills the same subscribers several additional features and products that it offers and retains all revenues and gross margins related to those certain services and products.

The Company is responsible for all of the billing and collection of cellular charges from its customers and remains liable to AT&T for pre-set percentages of all AT&T related cellular service customer billings. Because of the volume of business transacted with AT&T, as well as the revenue generated from AT&T services, there is a significant concentration of credit and business risk involved with having AT&T as a primary vendor. The Company’s largest distribution agreement with AT&T for the Dallas / Fort Worth, Texas MSA was amended effective September 1, 1999 with an initial term of 10 years (the “DFW Agreement”). The DFW Agreement provided for two 5-year extensions unless either party provides written notice to the other party at least six months prior to the expiration of the initial term or the additional renewal term. Specifically, under the terms of its distribution agreement with AT&T, the Company is allowed to continue to service its existing subscribers (each telephone number assigned to a customer is deemed to be a separate subscriber) at the time of expiration until the subscribers, of their own free will, independently and without any form of encouragement or inducement from AT&T, have their services terminated with the Company. The initial term of the DFW Agreement expired on August 31, 2009, and the Company received the required six month notice from AT&T in February 2009 stating it would not extend the DFW Agreement. As a result of the expiration of the initial term of the DFW Agreement, the exclusivity requirements under this agreement terminated in August 2009, which allows the Company to expand its cellular offerings in the previously AT&T exclusive areas, under new agreements with one or more carriers.

On September 30, 2009, Teletouch’s subsidiary, PCI, commenced an arbitration proceeding against AT&T seeking at least $100 million in damages. The binding arbitration was commenced to seek relief for damages incurred as AT&T has prevented the Company from selling the popular iPhone and other “AT&T exclusive” products and services that PCI believes it is contractually entitled to provide to its customers.  In addition, the Company’s initial statement of claim alleges, among other things, that AT&T has violated the longstanding non-solicitation provisions under the DFW Agreement by and between the companies by actively inducing customers to leave PCI for AT&T. While PCI has attempted to negotiate with AT&T for the purpose of obviating the need for legal action, such attempts have failed. Accordingly, PCI has initiated this arbitration.

The Company reports its revenues related to the AT&T services on a net basis in accordance with ASC 605-45 as follows (in thousands):

	Twelve Months Ended
	May 31,
	2010	2009

Gross service, rent and maintenance billings	$53,426	$61,360
Net revenue adjustment (revenue share due to AT&T)	(27,483)	(34,150)
Net service, rent and maintenance revenue	$25,943	$27,210

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

NOTE 4 – NOTES RECEIVABLE

Notes receivable at May 31, 2010 and 2009 consisted of the following (in thousands):

	May 31, 2010	May 31, 2009

Mobui Note	$-	$441
Air-bank Note	-	439
Other	15	23
	$15	$903

Mobui Note: In October 2008, Teletouch agreed to provide certain financing to Mobui Corporation, a privately held Washington corporation (“Mobui”), in exchange for a minority equity position in the company. Mobui was founded in July 2008 and was an advanced mobile applications development and content delivery company.

On October 3, 2008, Teletouch loaned to Mobui $60,000 in return for a promissory note payable bearing an annual interest rate of 14% with all principal and accrued interest payable due upon demand of Teletouch anytime after November 2, 2008 (the “Mobui Note”).  The Note was secured by substantially all of the assets of Mobui, excluding certain intellectual property, and by personal guarantee from the founder of Mobui.

The Company agreed to amend the Mobui Note on 6 different occasions due to additional financing requests by Mobui during fiscal year 2009.  On January 15, 2009, Teletouch amended the Mobui Note for a final time to reflect an additional funding of $60,000 to Mobui.  The sixth amended Mobui Note revised the total Mobui Note amount to $415,000 and provided for the repayment of $165,000 in principal and any unpaid accrued interest by July 15, 2009.  The remaining principal and interest was due on December 22, 2009. Since Teletouch agreed to enter into a sixth amended Mobui Note, Mobui issued additional shares of its common stock to the Company, which increased Teletouch’s minority equity position in Mobui.

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

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment at May 31, 2010 and 2009 consisted of the following (in thousands):

	May 31, 2010	May 31, 2009

Land	$774	$774
Buildings and leasehold improvements	3,056	3,151
Two-way network infrastructure	1,055	1,177
Office and computer equipment	2,716	3,207
Signs and displays	790	1,385
Other	397	373
	$8,788	$10,067
Less:
Accumulated depreciation and amortization	(6,039)	(7,118)

Total property and equipment	$2,749	$2,949

Depreciation and amortization expense related to property and equipment was $366,000 and $484,000 in fiscal years 2010 and 2009, respectively.

The following table contains the property and equipment by estimated useful life, net of accumulated depreciation as of May 31, 2010 (in thousands):

	Less than	3 to 4	5 to 9	10 to 14	15 to 19	20 years	Total Net
	3 years	years	years	years	years	and greater	Value
Buildings and leasehold improvements	$16	$70	$73	$-	$10	$1,203	$1,372
Two-way network infrastructure	127	91	19	-	-	-	237
Office and computer equipment	12	127	125	-	-	-	264
Signs and displays	52	10	8	-	-	-	70
Other	25	-	7	-	-	-	32
Land	-	-	-	-	-	774	774
	$232	$298	$232	$-	$10	$1,977	$2,749

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill:  The reported goodwill of the Company at May 31, 2010 and 2009 relates entirely to the two-way radio segment and was purchased in the acquisition of the assets of DCAE, Inc., which was completed in January 2004.  The Company reported goodwill of $343,000 on its consolidated balance sheet at May 31, 2010 and 2009.

Other intangible assets:  The following is a summary of the Company’s intangible assets as of May 31, 2010 and 2009, excluding goodwill  (in thousands):

	May 31, 2010			May 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value
Definite lived intangible assets:
Wireless contracts and subscriber bases	$10,258	$(7,091)	$3,167	$10,258	$(6,326)	$3,932
FCC licenses	104	(73)	31	104	(62)	42
PCI marketing list	1,235	(1,235)	-	1,235	(1,235)	-
Loan origination fees	639	(395)	244	394	(203)	191
Internally developed software	170	(170)	-	170	(170)	-
Total amortizable intangible assets	12,406	(8,964)	3,442	12,161	(7,996)	4,165

Indefinite lived intangible assets:
Perpetual trademark license agreement	900	-	900	-	-	-

Total intangible assets	$13,306	$(8,964)	$4,342	$12,161	$(7,996)	$4,165

Amortization is computed using the straight-line method based on the following estimated useful lives:

Wireless contracts and subscriber bases	1-13 years
FCC licenses	9 years
Loan origination fees	2-5 years
Internally-developed software	3 years

Total amortization expense for the years ended May 31, 2010, and 2009 was approximately $888,000 and $922,000, respectively.

Estimated annual amortization expense is as follows (in thousands):

	Year Ending May 31,
	2011	2012	2013	2014	2015	Thereafter
Annual amortization expense	$915	$883	$774	$748	$121	$-

NOTE 7 - ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of (in thousands):

	May 31,	May 31,
	2010	2009

Accrued payroll and other personnel expense	$1,957	$1,882
Accrued state and local taxes	527	885
Unvouchered accounts payable	1,953	2,826
Customer deposits payable	427	585
Other	653	612
Total	$5,517	$6,790

NOTE 8 - LONG-TERM DEBT

Long-term debt at May 31, 2010 and 2009 consists of the following (in thousands):

	May 31,	May 31,
	2010	2009
Thermo revolving credit facility	$12,189	$12,117
East West Bank (formerly United Commercial Bank)	2,361	2,463
Jardine Capital Corporation bank debt	585	635
Warrant redemption notes payable	764	1,200
Other notes	-	1
Total long-term debt	15,899	16,416
Less: Current portion	(1,412)	(1,313)
Long-term debt, net	$14,487	$15,103

Current portion of long-term debt at May 31, 2010 and 2009 consists of the following (in thousands):

	May 31,	May 31,
	2010	2009
Thermo revolving credit facility	$1,016	$-
East West Bank (formerly United Commercial Bank)	105	102
Jardine Capital Corporation bank debt	16	10
Warrant redemption notes payable	275	1,200
Other notes	-	1
Total current portion of long-term debt	$1,412	$1,313

The following table shows the net interest expense recorded against the long-term debt for the fiscal years ended May 31, 2010 and 2009:

(dollars in thousands)	Year Ended May 31,		2010 vs 2009
	2010	2009	$ Change	% Change
Interest expense (income)
Thermo revolving credit facility	$1,680	$592	$1,088	184%
Thermo factoring debt	306	1,427	(1,121)	-79%
Mortgage debt	156	184	(28)	-15%
Warrant redemption notes payable	130	163	(33)	-20%
Other	(11)	(36)	25	-69%

Total interest expense, net	$2,261	$2,330	$(69)	-3%

As of May 31, 2009, the Company had two debt facilities with Thermo Credit, LLC (“Thermo”), which included a factoring debt facility (the “Thermo Factoring Debt”) and a revolving credit facility (the “Thermo Revolver”). Effective August 1, 2009, Teletouch amended its revolving credit facility with Thermo to include increased borrowing capabilities under the Thermo Revolver as well as extending the Revolver’s maturity date (see discussion below under “Thermo Revolving Credit Facility” for additional information). The purpose of amending the Thermo Revolver was to combine the Thermo Factoring Debt facility and the Thermo Revolver into a single credit facility by expanding the revolving credit facility to allow the Company to retire the Thermo Factoring Debt.  Simultaneous with closing the amended Thermo Revolver, the Thermo Factoring Debt was retired and the pledge of all of PCI’s accounts receivable and future contractual billings was transferred to the amended Thermo Revolver.

Thermo Factoring Debt: As part of the August 2006 debt restructuring, PCI entered into a financing facility with Thermo Credit, LLC secured by PCI’s accounts receivable, which provided up to approximately $10,000,000 of available borrowing against PCI’s accounts receivable.  The advance rate was initially set at 70% of the accounts receivable pledged against the facility but at Thermo’s discretion was increased to 85% of the pledged accounts receivable. The Thermo Factoring Debt provided for an initial discount fee of 1.0% (with additional discount fees computed as the accounts receivable aged) and a 5% contingency reserve.  Additionally, PCI was required to repurchase receivables that were not collected within 120 days or that were otherwise rejected under the agreement. On May 18, 2007, the Company and Thermo amended the Thermo Factoring Debt to increase the overall borrowing limit to $13,000,000, set a fixed discount fee on receivables pledged at 1.45%, extended the termination date of the agreement to August 2009 and allowed for certain advances on “in-process billings.” Under the terms of the first amended factoring agreement, the Company created a “pseudo billing” file for the following month’s recurring billing, and Thermo advanced against the in-process billings at an initial advance rate of 80% with the advance rate scheduled to step down quarterly through June 2008 to an advance rate at that date of 60% against these in-process billings.  The discount fee charged against in-process billings was fixed at 1% under this amendment. On February 26, 2008, Teletouch entered into a second amendment to the factoring facility to provide for, among other items, (i) an increase to the gross amount of pledged accounts receivable to $15,000,000 with a continuance of the cash advance rate of 85%; (ii) a one time 1.05% discount fee on the gross amount of pledged receivables; (iii) a 0.95% monthly discount fee on the outstanding gross value of in-process billings that have been advanced against and (iv) the extension of the termination date to February 26, 2010 (the “Second Amended Factoring Agreement”).

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

The Second Amended Thermo Revolver provides for the Company to obtain revolving credit loans from Thermo from time to time up to approximately $18,000,000.  Borrowings against the Second Amended Thermo Revolver are limited to specific advance rates against the aggregate fair value of the Company’s assets, as defined in the amendment, including real estate, equipment, infrastructure assets, inventory, accounts receivable, intangible assets and notes receivable (collectively, the “Borrowing Base”). The Company is allowed to borrow the lesser of the borrowing base amount or the initial commitment amount of $18,000,000, less a monthly step down amount. If the Company were to maximize its credit line, beginning in December 31, 2009, the availability under the Second Amended Thermo Revolver would be reduced monthly by an amount equal to the average principal balance of loans outstanding against the non-accounts receivable assets in the Borrowing Base for that month divided by sixty (60) (the “Monthly Step Down”). The loans outstanding on the accounts receivable component of the Borrowing Base will be increased or decreased through periodic reporting of the Borrowing Base to Thermo. The balance of all principal and interest outstanding under the Second Amended Thermo Revolver is due January 31, 2012.  The annual interest rate on the Second Amended Thermo Revolver is the lesser of: (a) the maximum non-usurious rate of interest per annum permitted by applicable Louisiana law or (b) the greater of (i) the prime rate plus 8% or (ii) fourteen percent (14%). Under the terms of the Second Amended Thermo Revolver, the Company must maintain certain financial covenants including a net worth of at least $5,000,000, computed on a fair value basis, at each fiscal quarter, a debt service coverage ratio that ranges between 1.10 and 1.20 over the remaining life of the revolver and an operating income no less than zero at any fiscal quarter. The purpose of the Second Amended Thermo Revolver was to retire the former factoring debt facility with Thermo and to provide additional availability to the Company for its ongoing working capital needs.  As of May 31, 2010, the Company has a current repayment liability under the Second Amended Thermo Revolver related to a loan commitment fee obligation of approximately $135,000.

Under the previous Thermo Factoring Debt, the Company had adequate credit availability under the facility but was limited in its ability to borrow additional funds due to declining levels of accounts receivable.  With the Second Amended Thermo Revolver, the Company can finance other non-accounts receivable asset purchases by including them in the Borrowing Base.  Borrowings by the Company against non-accounts receivable assets are limited to 33.3% of the total amount of loans outstanding under the terms of the Second Amended Thermo Revolver. As of May 31, 2010, the Company had a maximum availability of $5,922,000 against non-accounts receivable assets and $11,845,000 against accounts receivable for a total maximum availability of $17,767,000. Additionally, the Company had approximately $12,189,000 in loans outstanding under the Second Amended Thermo Revolver as of May 31, 2010 which included an obligation of approximately $203,000 related to loan commitment fees under the Second Amended Thermo Revolver.  A portion of the loan commitment fee obligation is due and payable on August 1, 2010 with the remaining balance due on August 1, 2011.  As of May 31, 2010, $7,444,000 was advanced against accounts receivable and $4,745,000 was advanced against non-accounts receivable assets. The availability to the Company as of May 31, 2010 under the Second Amended Thermo Revolver is approximately $4,401,000 to be borrowed against future accounts receivable and $1,177,000 to be borrowed against non-accounts receivable asset future purchases.

In February 2010, the Company began making principal payments on the Second Amended Thermo Revolver due to the Company’s having borrowings outstanding against the non-accounts receivable assets in excess of the 33.3% limit on such borrowings as measured against the total borrowings outstanding. This situation resulted due to a decline in the Company’s accounts receivable and its related borrowings against these receivables in 2010. In March 2010, Thermo agreed to let the Company begin making monthly principal payments of approximately $53,000 through the remainder of the term of the loan to reduce the outstanding loan balance against the non-accounts receivable assets.  The monthly principal payments reduce the commitment amount under the revolver and as of May 31, 2010, the maximum potential borrowings available under the revolver are $17,767,000.

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

East West Bank Debt (formerly United Commercial Bank): Effective May 3, 2007, the Company entered into a loan agreement with United Commercial Bank, which was subsequently acquired by East West Bank, (the “East West Debt”) to refinance previous debt in the amount of $2,850,000 at May 31, 2007. As of May 31, 2010, $2,650,000 continued to be funded under the agreement with East West Bank, and $2,361,000 was outstanding. The East West Debt requires monthly payments of $15,131 and bears interest at the prime rate as published in the Wall Street Journal and adjusted from time to time (3.25% at May 31, 2010).  The East West Debt matures in May 2012. The East West Debt is collateralized by a first lien on a building and land in Fort Worth, Texas owned by the Company.

Jardine Bank Debt: Effective May 3, 2007, the Company entered into a loan agreement with Jardine Capital Corp. (the “Jardine Bank Debt”) to refinance previous debt  in the amount of $650,000. The Jardine Bank Debt requires monthly payments of $7,705, bears interest at 13% and matures in May 2012. The Jardine Bank Debt is collateralized by a second lien on a building and land in Fort Worth, Texas owned by the Company.   In May 2010, the Company made a $40,000 principal payment against the Jardine Bank Debt due to the conveyance of an easement and right-of-way for a sub-surface gas pipeline on the collateralized land in Fort Worth, Texas. As of May 31, 2010, a total of $585,000 was outstanding under this agreement.

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

Effective November 1, 2009, the GM Promissory Notes were amended to extend maturity dates to June 10, 2011.  The terms of the amendments provided for (i) a one time principal payment of $161,250 payable on or before December 10, 2009, (ii) a continuance of 17 equal monthly payments in the amount of $25,000 each, together with interest on the outstanding principal balance beginning January 10, 2010, (iii) a final single payment in the amount of $488,750 due on or before June 10, 2011 and (iv) the annual interest rate on the outstanding principal balance is increased to 14%,  effective November 1, 2009 (such payments collectively referred to as the “Amended Payments”).  The Amended Payments will be divided among each of the GM Warrant Holders based on the proportionate outstanding principal balance under the GM Promissory Notes.   All other terms of the GM Promissory Notes remain unchanged. As of May 31, 2010, a total of $764,000 was outstanding under the notes.

Maturities:  Scheduled maturities of long-term debt outstanding (excluding interest payable) are as follows (in thousands):

		Year Ended May 31,
	TOTAL	2011	2012

Thermo revolving credit facility	$12,189	$1,016	$11,173
East West Bank debt	2,361	105	2,256
Jardine Capital Corporation bank debt	585	16	569
Warrant redemption notes payable	764	275	489
	$15,899	$1,412	$14,487

NOTE 9 – TRADEMARK PURCHASE OBLIGATION

On May 4, 2010, Progressive Concepts, Inc., entered in a certain Mutual Release and Settlement Agreement (the “Agreement”) with Hawk Electronics, Inc. (“Hawk”). The settlement followed a litigation matter styled  Progressive Concepts, Inc. d/b/a Hawk Electronics v. Hawk Electronics, Inc. Case No. 4-08CV-438-Y, by the Company against Hawk in the US District Court for the Northern District of Texas which alleged, among other things, infringement on the trade name Hawk Electronics, as well as counterclaims by Hawk against the Company of, among other things, trademark infringement and dilution.

Under terms of the Agreement, the parties executed mutual releases of claims against each other and agreed to file a stipulation of dismissal in connection with the pending litigation matter.  The Company agreed to, among other things, the purchase a perpetual license from Hawk to use the trademark “Hawk Electronics” for $900,000. Under the terms of the license agreement, the Company paid $400,000 by May 31, 2010 and is obligated to pay $150,000 by July 1, 2010, $150,000 by July 1, 2011, $100,000 by July 1, 2012 and $100,000 by July 1, 2013.

As of May 31, 2010, the Company has recorded $150,000 as current portion of trademark purchase obligation (July 1, 2010 payment) as a current liability and has recorded $350,000 (payments due thereafter) under long-term trademark purchase obligation as a long-term liability.

NOTE 10 - INCOME TAXES

The components of the Company’s total provision for income taxes for the following two fiscal years are (in thousands):

	May 31,
	2010	2009
Current income tax expense
Federal	$40	$-
State	244	264
Total current provision	284	264
Deferred income tax expense	-	-
Total provision for income taxes	$284	$264

The Company’s effective tax rate differed from the federal statutory income tax rate as follows (in thousands):

	May 31,
	2010	2009

Income tax provision (benefit) at the federal statutory rate	$641	$(564)
Effect of valuation allowance	(1,545)	655
Permanent differences	28	12
State income taxes, net of federal benefit	162	174
Overaccrual of prior year NOL carryforwards	996	-
Other	2	(13)
Provision for income taxes	$284	$264

Teletouch uses the liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences reverse.

Significant components of the Company’s deferred taxes as of May 31, 2010 and May 31, 2009 are as follows (in thousands):

	May 31,
	2010	2009

Deferred Tax Assets:
Current deferred tax assets:
Accrued liabilities	$826	$748
Deferred revenue	55	32
Inventories	83	88
Allowance for doubtful accounts	138	165
	1,102	1,033
Valuation allowance	(1,102)	(1,033)
Current deferred tax assets, net of valuation allowance	-	-

Non-current deferred tax assets:
Net operating loss	9,769	11,447
Intangible assets	228	193
Fixed assets	174	187
Licenses	15	18
Other	47	2
	10,233	11,847
Valuation allowance	(10,233)	(11,847)
Non-current deferred tax assets, net of valuation allowance	-	-

The Company has approximately $28,732,000 of net operating losses at May 31, 2010, which are available to reduce the Company’s future taxable income and will expire in the years 2025 through 2030.  The utilization of some of these losses may be limited under the applicable provisions of the Internal Revenue Code.

The current Company policy classifies any interest recognized on an underpayment of income taxes and any statutory penalties recognized on a tax position taken as interest expense in its consolidated statements of operations.  There was an insignificant amount of interest and penalties recognized and accrued as of May 31, 2010. The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate for fiscal year ended May 31, 2010. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Teletouch leases buildings, transmission towers, and equipment under non-cancelable operating leases ranging from one to twenty years.  These leases contain various renewal terms and restrictions as to use of the property.  Some of the leases contain provisions for future rent increases.  The total amount of rental payments due over the lease terms is charged to rent expense on the straight-line method over the term of the leases.  The difference between rent expense recorded and the amount paid is recorded as deferred rental expense, which is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.  Rent expense was $1,459,000, and $1,506,000 in fiscal years 2010 and 2009, respectively.  Future minimum rental commitments under non-cancelable leases are as follows (in thousands):

Operating Lease Payments Due By Period
(in thousands)

	Total	2011	2012	2013	2014	Thereafter

Operating leases	$5,351	$805	$488	$370	$333	$3,355

Teletouch is party to various legal proceedings arising in the ordinary course of business. The Company believes there is no proceeding, either threatened or pending, against it that will result in a material adverse effect on its results of operations or financial condition.

NOTE 12 - SHAREHOLDERS’ EQUITY

Capital Structure:  Teletouch’s authorized capital structure allows for the issuance of 70,000,000 shares of common stock with a $0.001 par value and 5,000,000 shares of preferred stock with a $0.001 par value.

Series C Preferred Stock:  At May 31, 2010, no shares of Series C Preferred Stock with a par value of $0.001 are issued and outstanding.

Registration Rights Agreement: In conjunction with the August 2006 acquisition of PCI and the related exchange of certain subordinated debt at PCI for 4,350,000 shares of Teletouch’s common stock owned by TLLP and Series A Preferred membership units of TLLP, Teletouch, Stratford and RRCG (Stratford and RRGC collectively, the “Series A Holders”) entered into a certain Registration Rights Agreement (the “RRA”). In connection with this exchange, Teletouch agreed to grant to the Series A Holders certain registration rights under the federal securities laws with respect to the securities received by the Series A Holders pursuant to the foregoing arrangement. Namely, the Series A Holders were granted piggy-back registration rights to participate in any underwritten offering and registration of Teletouch’s equity securities under the Securities Act of 1933, as amended (the “Securities Act”), including a shelf registration statement pursuant to Rule 415 under the Securities Act, through August 10, 2010.  The RRA excludes a number of different types of registration statements from the piggy-back registration rights provided by the RRA, including but not limited to, any registration statement (i) on Form S-8 or any similar successor form, (ii) filed in connection with the acquisition of or combination with another entity, (iii) required pursuant to an agreement executed between Teletouch, TLLP or Fortress with a purchaser in a so-called “PIPE” private placement transaction for the resale by the investors in the PIPE of securities of the Registrant (a “PIPE Agreement”), to the extent such PIPE Agreement does not provide for the Series A Holders to have registration rights, or (iv) relating to securities offered for the account of Teletouch that is filed prior to August 10, 2008, provided that at least 50% of the securities registered are offered for the account of Teletouch.

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

Stock Lockup Agreement: Since the Series A Holders collectively own 4,350,000 shares of Teletouch’s common stock, the Board and management of Teletouch deemed it not to be in the best interests of Teletouch or its other shareholders to permit the sale of such a large block of its common stock in May 2008 or dates thereafter. Teletouch and the Series A Holders executed a Lockup Agreement dated as of May 16, 2008 (the “Lockup Agreement”) in exchange for a $270,000 cash payment. The Lockup Agreement restricted the Series A Holders’ from selling or otherwise transferring their securities of Teletouch for a period of 18 months following the effective date of the Lockup Agreement; however, sales of these securities under the terms of the RRA are exempt from the terms of the Lockup Agreement. The Lockup Agreement expired on November 15, 2009 and the Company has no current plans to renew or extend the agreement.

Common stock reserved: The following represents the shares of common stock to be issued on an “if-converted” basis at May 31, 2010.

Common Stock Equivalents
1994 Stock Option and Stock Appreciation Rights Plan	39,995
2002 Stock Option and Stock Appreciation Rights Plan	4,523,321
4,563,316

Treasury Stock Transaction:  In June 2009, Glaubman, Rosenburg & Robotti Fund, L.P., a non-affiliated New York limited partnership and holder of 312,978 shares of Teletouch’s common stock, (the “Shareholder”) notified the Company of its intent to sell all of its shares of Teletouch’s common stock and offered these shares to Teletouch at a discount from market.  On June 15, 2009, the Company entered into a Securities Purchase Agreement with the Shareholder to purchase the 312,978 shares of Teletouch common stock it held at $0.10 per share.  Teletouch’s purchase price of $0.10 per share  represented a 13% discount from the $0.115 average of the 10 day closing price on Teletouch’s common stock prior to the effective date of this agreement.   The purchase of the shares was completed on July 16, 2009 following the payment of $31,298 to the Shareholder and after the surrender of the 312,978 shares of stock.  These shares will be held by the Company in treasury.

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

As of May 31, 2010, approximately 27,995 Non-Qualified Options and 12,000 Incentive Options are outstanding under the 1994 Plan, and approximately 376,998 Non-Qualified Options and 4,146,323 Incentive Options are outstanding under the 2002 Plan.

Stock option activity has been as follows:

	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price per Share

Options outstanding at May 31, 2008	1,565,323	$0.18 - $0.89	$0.40
Options granted to officers and management	2,263,156	$0.19	$0.19
Options granted to directors	135,000	$0.16	$0.16
Options exercised	-	$0.00	$0.00
Options forfeited	(52,664)	$0.24 - $0.89	$0.41
Options outstanding at May 31, 2009	3,910,815	$0.16 - $0.89	$0.27

Options granted to officers and management	573,167	$0.12	$0.12
Options granted to directors	120,000	$0.12	$0.12
Options exercised	-	$0.00	$0.00
Options forfeited	(40,666)	$0.24	$0.24
Options outstanding at May 31, 2010	4,563,316	$0.12 - $0.89	$0.25

Exercisable at May 31, 2010	3,054,545		$0.27
Exercisable at May 31, 2009	1,424,326		$0.38

Range of Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares Exercisable	Weighted Average Exercise Price

$0.12 - $0.30	3,187,322	$0.17	8.26	1,678,551	$0.16
$0.31 - $0.39	1,171,998	$0.39	5.47	1,171,998	$0.39
$0.40 - $0.55	170,000	$0.52	4.26	170,000	$0.52
$0.56 - $0.89	33,996	$0.73	4.36	33,996	$0.73
	4,563,316	$0.25	7.36	3,054,545	$0.27

A summary of option activity for the fiscal year ended May 31, 2010 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at June 1, 2009	3,910,815	$0.27	7.99
Granted	693,167	0.12	-
Exercised	-	-	-
Forfeited	(40,666)	0.24	-
Outstanding at May 31, 2010	4,563,316	0.25	7.36	$401,150

Options exercisable at May 31, 2010	3,054,545	$0.27	6.96	$235,185

The following table summarizes the status of the Company’s non-vested stock options since June 1, 2009:

	Non-vested Options
		Weighted-
	Number of	Average Fair
	Shares	Value
Non-vested at June 1, 2009	2,486,489	$0.20
Granted	693,167	0.11
Vested	(1,670,885)	0.18
Forfeited	-	-
Non-vested at May 31, 2010	1,508,771	$0.18

The Company estimates the fair value of employee stock options on the date of grant using the Black-Scholes model. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The Company has elected to estimate the expected life of an award based on the SEC approved “simplified method.” The Company calculated its expected volatility assumption required in the Black-Scholes model based on the historical volatility of its stock.  The Company recorded approximately $239,000 and $223,000 in stock based compensation expense in the consolidated financial statements for the twelve months ended May 31, 2010 and 2009, respectively.

NOTE 14 - RETIREMENT PLAN

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

The amounts included in operating expense in connection with the Company’s contributions to both the Teletouch Plan and the PCI Plan is approximately $40,000 and $252,000 for the years ended May 31, 2010 and 2009, respectively. In fiscal year 2010, the Company had approximately $195,000 of forfeitures in the Company’s 401(k) plan of unvested employer matched funds. These forfeitures were used to offset current year matching contributions to the 401(k) plan.

NOTE 15 – RELATED PARTY TRANSACTIONS

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

The Company entered into certain related party transactions during the fiscal years ended May 31, 2010 and 2009 with PCCI and TLLP, both companies controlled by Robert McMurrey, Chairman and Chief Executive Officer of Teletouch, as follows:

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

In August 2006, TLLP paid certain legal fees on behalf of the Company related to the debt restructuring and the reorganization of its commonly controlled companies. The Company recorded these expenses of approximately $63,000 in fiscal year 2007 as well as the related party payable to TLLP for the same amount.  In addition, the  Company received certain dividend payments from investments belonging to TLLP in fiscal years 2009 and 2010.  As of May 31, 2010, the total related party payable to TLLP increased to $111,000.

NOTE 16 – SEGMENT INFORMATION

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

The Company’s cellular business segment represents its core business, which has been acquiring, billing, and supporting cellular subscribers under a revenue sharing relationship with AT&T and its predecessor companies for over 25 years. The consumer services and retail business within the cellular segment is operated primarily under the Hawk Electronics brand name, with additional business and government sales provided by a direct sales group operating throughout all of the Company’s markets. As a master distributor for AT&T wireless services, the Company controls the entire customer experience, including initiating and maintaining the cellular service agreements, rating the cellular plans, providing complete customer care, underwriting new account acquisitions and providing multi-service billing, collections, and account maintenance.  Furthermore, in January 2009, Teletouch entered into a new distribution agreement with T-Mobile USA, Inc. (“T-Mobile”). The Company closed its last two Oklahoma retail locations selling T-Mobile branded cellular services and products in October 2009. Subsequent to these closings, in January 2010, the T-Mobile agreement was cancelled.

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

As of May 31, 2010, the Company combined its other segment operations with its wholesale segment operations for segment presentation purposes. As of May 31, 2009, the Company presented its other segment operations on a stand alone basis; therefore, the segment information presented as of May 31, 2009 in this Report has been conformed to be comparable the current year’s segment information.

The following tables summarize the Company’s operating financial information by each segment for the fiscal years ended May 31, 2010 and 2009 (in thousands):

	Year Ended May 31, 2010
	Segments
	Cellular	Two-way	Wholesale	Corporate	Total
Operating revenues:
Service, rent, and maintenance revenue	$23,881	$1,881	$83	$98	$25,943
Product sales revenue	4,281	2,986	18,742	7	26,016
Total operating revenues	28,162	4,867	18,825	105	51,959

Operating expenses:
Cost of service, rent and maintenance (exclusive of depreciation and amortization included below)	5,557	1,573	66	-	7,196
Cost of products sold	4,593	2,340	16,116	(21)	23,028
Selling and general and administrative	4,346	557	1,840	9,744	16,487
Depreciation and amortization	2	119	-	1,132	1,253
Loss on disposal of assets	-	-	-	17	17
Total operating expenses	14,498	4,589	18,022	10,872	47,981
Income (loss) from operations	13,664	278	803	(10,767)	3,978

Other income (expenses):
Interest expense, net	-	-	-	(2,261)	(2,261)
Other	-	-	-	167	167

Income (loss) before income tax expense	13,664	278	803	(12,861)	1,884
Income tax expense	-	-	-	284	284
Income (loss) from operations	$13,664	$278	$803	$(13,145)	$1,600

	Year Ended May 31, 2009
	Segments
	Cellular	Two-way	Wholesale	Corporate	Total
Operating revenues:
Service, rent, and maintenance revenue	$25,353	$1,652	$82	$123	$27,210
Product sales revenue	7,002	2,559	9,070	16	18,647
Total operating revenues	32,355	4,211	9,152	139	45,857

Operating expenses:
Cost of service, rent and maintenance (exclusive of depreciation and amortization included below)	6,922	1,733	129	-	8,784
Cost of products sold	7,561	1,922	7,845	4	17,332
Selling and general and administrative	5,468	528	1,749	9,931	17,676
Depreciation and amortization	1	191	-	1,214	1,406
Gain on disposal of assets	-	-	-	(13)	(13)
Total operating expenses	19,952	4,374	9,723	11,136	45,185
Income (loss) from operations	12,403	(163)	(571)	(10,997)	672

Other expenses:
Interest expense, net	-	-	-	(2,330)	(2,330)

Income (loss) before income tax expense	12,403	(163)	(571)	(13,327)	(1,658)
Income tax expense	-	-	-	264	264
Income (loss) from operations	$12,403	$(163)	$(571)	$(13,591)	$(1,922)

The Company identifies its assets by segment. Significant assets of the Company’s corporate offices include cash, property and equipment, loan origination costs and the patent held for sale.  The Company’s assets by segment as of May 31, 2010 and May 31, 2009 are as follows:

	Year Ended May 31, 2010			Year Ended May 31, 2009
	Total Assets	Property and Equipment, net	Goodwill and Intangible Assets, net	Total Assets	Property and Equipment, net	Goodwill and Intangible Assets, net

Segment
Cellular	$10,362	$124	$4,068	$12,751	$195	$3,932
Two-way	1,599	401	373	1,806	467	385
Wholesale	837	2	-	1,160	3	-
Corporate	8,886	2,222	244	8,639	2,284	191

Totals	$21,684	$2,749	$4,685	$24,356	$2,949	$4,508

During fiscal year 2010, the Company did not have a single customer that represented more than 10% of total segment revenues.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, the Company conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer (the “Certifying Officers”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Certifying Officers concluded that, as of May 31, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

 Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of its management, including the Certifying Officers, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on this evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of May 31, 2010.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. As of May 31, 2010, management’s internal controls over financial reporting were not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this Annual Report.

Changes in Internal Control

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days of the fiscal year end and is incorporated into this Item 10 by reference.

Information regarding executive officers of the Company has been included in Part I of this Annual Report under the caption “Executive Officers.”

Code of Ethics. We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and any persons performing similar functions. The code of ethics is on our website at www.fibrocellscience.com. We intend to disclose any future amendments to, or waivers from, the code of ethics within four business days of the waiver or amendment through a website posting or by filing a Current Report on Form 8-K with the SEC.

Item 11.  Executive Compensation

The information required by this Item 11 will be included in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days of the fiscal year end and is incorporated into this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days of the fiscal year end and is incorporated into this Item 12 by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days of the fiscal year end and is incorporated into this Item 13 by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be included in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days of the fiscal year end and is incorporated into this Item 14 by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  (1) Financial Statements (See Part II, Item 8 of this Form 10-K).

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of May 31, 2010 and 2009

Consolidated Statements of Operations for Each of the Two Years in the Period Ended May 31, 2010

Consolidated Statements of Cash Flows for Each of the Two Years in the Period Ended May 31, 2010

Consolidated Statements of Shareholders’ Deficit for Each of the Two Years in the Period Ended May 31, 2010

Notes to Consolidated Financial Statements

(a)  (2) Financial Statement Schedules.

Schedules, other than those referred to above, have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

(a)  (3) Exhibits.

            See Item 15(b) below.

(b)  Exhibits

       The exhibits listed in the following index to exhibits are filed as part of this annual report on Form 10-K.

Index of Exhibits

Exhibit No.	Description of Exhibit	Footnote
3.1	Restated Certificate of Incorporation of the Company	2
3.2	Bylaws of Teletouch Communications, Inc., as amended July 31, 1995	1
10.1	Restructuring Agreement dated as of May 17, 2002 by and among the Company, TLL Partners and GM Holdings	3
10.2	Amended and Restated Operating Agreement dated as of May 17, 2002 by and between the Company and Teletouch Licenses, Inc.	3
10.3	Amendment Agreement dated June 17, 2002 by and among the Company, TLL Partners and GM Holdings (amending the Restructuring Agreement dated as of May 17, 2002)	4

Exhibit No.	Description of Exhibit	Footnote
10.4	1994 Stock Option and Appreciation Rights Plan*	5
10.5	2002 Stock Option and Appreciation Rights Plan*	6
10.6	Asset Purchase Agreement between the Company and DCAE, Inc.	7
10.7	Registration Rights Agreement dated August 11, 2006 between the Company and Stratford Capital Partners, L.P. and Retail and Restaurant Growth Capital, L.P.	9
10.8	Loan and Security Agreement dated April 30, 2008 between the Company and Thermo Credit, LLC ($5.0 million revolving credit facility)	10
10.9	Promissory Note dated April 30, 3008 between the Company and Thermo Credit, LLC	10
10.10	Escrow Agreement dated April 30, 2008 between the Company and Thermo Credit, LLC	10
10.11	Factoring and Security Agreement dated August 11, 2006 between the Company and Thermo Credit, LLC ($10.0 million revolving credit line secured by accounts receivable)	10
10.12	First Amendment to the Factoring and Security Agreement dated May 18, 2007 between the Company and Thermo Credit, LLC (increase of credit line to $13.0 million among other modifications)	10
10.13	Second Amendment to the Factoring and Security Agreement dated February 26, 2008 between the Company and Thermo Credit, LLC (increase of credit line to $15.0 million among other modifications)	10
10.14	Lockup Agreement dated May 16, 2008 by and between the Company, Stratford Capital Partners, LP and Restaurant & Retail Growth Capital, LP	10
10.15	First Amendment to the Registration Rights Agreement dated May 16, 2008 by and between the Company, Stratford Capital Partners, LP and Restaurant & Retail Growth, LP.	10
10.16	Form of Warrant Redemption Payment Agreement dated June 2, 2008 between the Company and each of the individual holders of certain 6,000,000 redeemable common stock purchase warrants (the “GM Warrants”).	10
10.17	Form of Promissory Note dated June 2, 2008 between the Company and each of the individual holders of certain 6,000,000 redeemable common stock purchase warrants (GM Warrants).	10
10.18	Thomas A. “Kip” Hyde, Jr. Employment Agreement*	11
10.19	Robert M. McMurrey Employment Agreement*	12
10.20	Second Amendment to Loan and Security Agreement and Modification of Promissory Note between the Company and Thermo Credit, LLC, effective August 1, 2009 (increase April 30, 2008 revolving credit facility to $18.0 million and purchase of all outstanding factored accounts receivable and termination of the August 11, 2006 factoring agreement with Thermo Credit, LLC)	13
10.21	Notice and Initial Statement of Claims filed by the Company on September 30, 2009 commencing an arbitration proceeding against New Cingular Wireless PCI, LLC and AT&T Mobility Texas, LLC (collectively “AT&T”)	14
14	Code of Ethics	8

21	Subsidiaries of the Company	15

Exhibit No.	Description of Exhibit	Footnote
23.1	Consent of BDO USA, LLP	15
31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)	15
31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)	15
32.1	Certification pursuant to 1350, Chapter 63, Title 18 of the U.S. Code	15
32.2	Certification pursuant to 1350, Chapter 63, Title 18 of the U.S. Code	15

Footnotes
*	Indicates a management contract or compensatory plan or arrangement.
1	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 18, 1995 and incorporated herein by reference.
2	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended February 28, 2002 and incorporated herein by reference.
3	Filed as an exhibit to the Company’s Form 8-K filed with the Commission on June 3, 2002 and incorporated herein by reference.
4	Filed as an exhibit to the Company’s Form 8-K/A filed with the Commission on June 17, 2002 and incorporated herein by reference.
5	Filed as an exhibit to the Company’s Form S-8 registration statement on September 19, 2003 (No. 333-108946) and incorporated herein by reference.
6	Filed as an exhibit to the Company’s Form S-8 registration statement on September 19, 2003 (No. 333-108945) and incorporated herein by reference.
7	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended February 28, 2004 (File No. 1-13436) and incorporated herein by reference.
8	Filed as an exhibit to the Company’s Form 10-K/A Amendment No. 2 for the fiscal year ended May 31, 2004 (File No. 1-13436) and incorporated herein by reference.
9	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 2006 (File No. 1-13436), filed with the Commission on September 13, 2006 and incorporated herein by reference.
10	Filed as an exhibit to the Company’s Form 8-K filed with the Commission on May 27, 2008 (File No. 1-13436) and incorporated herein by reference.
11	Filed as an exhibit to the Company’s Form 8-K filed with the Commission on January 7, 2009 (File No. 1-13436) and incorporated herein by reference.
12	Filed as an exhibit to the Company’s Form 8-K filed with the Commission on January 7, 2009 (File No. 1-13436) and incorporated herein by reference.
13	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 2009 (File No. 1-13436), filed with the Commission on August 31, 2009 and incorporated herein by reference.
14	Filed as an exhibit to the Company’s Form 8-K filed with the Commission on September 30, 2009 (File No. 1-13436) and incorporated herein by reference.
15	Filed herewith.

 SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 30, 2010.

TELETOUCH COMMUNICATIONS, INC.

By:	/s/ Robert M. McMurrey
Robert M. McMurrey, Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas A. “Kip” Hyde, Jr.	President, Chief Operating Officer	August 30, 2010
Thomas A. “Kip” Hyde, Jr.

/s/ Douglas E. Sloan	Chief Financial Officer	August 30, 2010
Douglas E. Sloan	(Principal Financial and Accounting Officer)

/s/ Clifford E. McFarland	Director	August 30, 2010
Clifford E. McFarland

/s/ Henry Y.L. Toh	Director	August 30, 2010
Henry Y.L. Toh

/s/ Marshall G. Webb	Director	August 30, 2010
Marshall G. Webb