Form 10-Q
period 2010-08-31
TELETOUCH COMMUNICATIONS INC
filed 2010-10-15
CIK 928659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 31, 2010

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date:  Common Stock, $0.001 par value, 48,739,002 shares at October 5, 2010.

TELETOUCH COMMUNICATIONS, INC.

TABLE OF CONTENTS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements and information relating to Teletouch Communications, Inc. and its subsidiaries that are based on management’s beliefs as well as assumptions made by and information currently available to management. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to Teletouch Communications, Inc. or its management, are forward-looking statements. Although these statements are based upon assumptions management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including, but not limited to, those factors set forth below under the caption  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the discussion included in this report.

PART 1 – FINANCIAL INFORMATION

Item 1.   Financial Statements

TELETOUCH COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

ASSETS

	August 31,	May 31,
	2010	2010
CURRENT ASSETS:

Cash	$4,187	$4,932
Certificates of deposit-restricted	50	150
Accounts receivable, net of allowance of $363 at August 31, 2010 and $407 at May 31, 2010	3,754	3,967
Unbilled accounts receivable	2,466	2,592
Inventories, net of reserve of $218 at August 31, 2010 and $232 at May 31, 2010	1,310	1,049
Notes receivable	2	15
Prepaid expenses and other current assets	1,055	1,288
Patent held for sale	257	257
Total Current Assets	13,081	14,250

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $6,112 at August 31, 2010 and $6,039 at May 31, 2010	2,769	2,749

GOODWILL	343	343

INTANGIBLE ASSETS, net of accumulated amortization of $9,195 at August 31, 2010 and $8,964 at May 31, 2010	4,136	4,342

TOTAL ASSETS	$20,329	$21,684

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	August 31,	May 31,
	2010	2010
CURRENT LIABILITIES:

Accounts payable	$8,135	$7,964
Accounts payable-related party	24	111
Accrued expenses and other current liabilities	4,676	5,517
Current portion of long-term debt	1,559	1,412
Current portion of trademark purchase obligation	150	150
Deferred revenue	516	336
Total Current Liabilities	15,060	15,490

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	13,678	14,487
Long-term trademark purchase obligation, net of current portion	200	350
Total Long Term Liabilities	13,878	14,837

TOTAL LIABILITIES	28,938	30,327

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' DEFICIT:
Common stock, $.001 par value, 70,000,000 shares authorized, 49,916,189 shares issued and 48,739,002 shares outstanding at August 31, 2010 and May 31, 2010	50	50
Additional paid-in capital	51,450	51,186
Treasury stock, 1,177,187 shares held at August 31, 2010 and May 31, 2010	(216)	(216)
Accumulated deficit	(59,893)	(59,663)
Total Shareholders' Deficit	(8,609)	(8,643)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$20,329	$21,684

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)
(unaudited)

	Three Months Ended
	August 31,
	2010	2009

Operating revenues:
Service and installation revenue	$5,737	$6,659
Product sales revenue	3,241	4,800
Total operating revenues	8,978	11,459

Operating expenses:
Cost of service and installation (exclusive of depreciation and amortization included below)	1,527	1,967
Cost of products sold	2,862	4,404
Selling and general and administrative	3,916	4,197
Depreciation and amortization	279	327
Total operating expenses	8,584	10,895
Income from operations	394	564

Interest expense, net	(568)	(502)

Income (loss) before income tax expense	(174)	62
Income tax expense	56	62
Net income (loss)	$(230)	$-

Income (loss) per share applicable to common shareholders - basic and diluted	$-	$-

Weighted average basic and diluted shares outstanding	48,739,002	48,895,491

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	August 31,
	2010	2009
Operating Activities:
Net income (loss)	$(230)	$-
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	279	327
Non-cash compensation expense	264	131
Non-cash interest expense (income)	24	(19)
Provision for losses on accounts receivable	115	216
Provision for inventory obsolescence	18	15
Changes in operating assets and liabilities:
Accounts receivable	220	68
Inventories	(279)	350
Prepaid expenses and other assets	233	94
Accounts payable	84	(1,437)
Accrued expenses and other current liabilities	(841)	(484)
Deferred revenue	180	(23)
Net cash provided by (used in) operating activities	67	(762)

Investing Activities:
Capital expenditures	(93)	(12)
Purchase of intangible asset	(10)	-
Redemption of certificates of deposit	100	-
Purchase of trademark license	(150)
Receipts from notes receivable	3	594
Net cash (used in) provided by investing activities	(150)	582

Financing Activities:
Payments on long-term debt	(662)	(675)
Purchase of treasury stock	-	(31)
Net cash used in financing activities	(662)	(706)

Net decrease in cash	(745)	(886)
Cash at beginning of period	4,932	4,642

Cash at end of period	$4,187	$3,756
Supplemental Cash Flow Data:
Cash payments for interest	$568	$525
Cash payments for income taxes	$41	$241
Non-Cash Transactions:
Capitalization of loan origination fees	$-	$244
Intangible asset received for payment of note receivable	$10	$257
Intangible asset received for payment of account receivable	$4	$-
Fixed assets received for payment of note receivable	$-	$25

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

For over 46 years, Teletouch together with its predecessors has offered a comprehensive suite of telecommunications products and services including cellular, two-way radio, GPS-telemetry, wireless messaging and public safety equipment. Teletouch operates 24 retail and agent locations in Texas. Locations include both “Teletouch” and “Hawk Electronics” branded in-line and free-standing stores and service centers. The Teletouch branded locations offer the Company’s two-way radio products and services as well as public safety equipment to state, city and local entities as well as commercial businesses. Teletouch’s wholly-owned subsidiary, Progressive Concepts, Inc. (“PCI”) is a Master Distributor and Authorized Provider of cellular voice, data and entertainment services though AT&T Mobility (“AT&T”) to consumers, businesses and government agencies and markets these services under the Hawk Electronics brand name. For over 26 years, PCI has offered various communication services on a direct bill basis and today services approximately 57,000 cellular subscribers. PCI sells consumer electronics products and cellular services through its stores, its own network of Hawk-branded sub-agents stores, its own direct sales force and on the Internet at various sites, including its primary consumer-facing sites: www.hawkelectronics.com, www.hawkwireless.com. and www.hawkexpress.com. The Company handles all aspects of the wireless customer relationship, including:

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

In addition, PCI operates a national wholesale distribution business, “PCI Wholesale,” which serves major carrier agents, rural cellular carriers, smaller consumer electronics and automotive retailers and auto dealers throughout the country and internationally, with ongoing product and sales support through its direct sales representatives, call center, and the Internet through www.pciwholesale.com and www.pcidropship.com, among other sites. Teletouch also sells public safety equipment and services under the brand “Teletouch PSE” (Public Safety Equipment).

Basis of Presentation: The consolidated financial statements include the consolidated accounts of Teletouch Communications, Inc. and our wholly-owned subsidiaries (collectively, the “Company” or “Teletouch”). Teletouch Communications, Inc. owns all of the shares of Progressive Concepts, Inc., a Texas corporation (“PCI”), Teletouch Licenses, Inc., a Delaware corporation (“TLI”), Visao Systems, Inc., a Delaware corporation (“Visao”) and TLL Georgia, Inc., a Delaware corporation (“TLLG”). PCI is the primary operating business of Teletouch. TLI is a company formed for the express purpose of owning all of the FCC licenses utilized by Teletouch to operate its two-way radio network. Visao is a company formed to develop and distribute the Company’s telemetry products, which as of the date of this Report are no longer being sold. Currently Visao is maintained as a shell company with no operations. TLLG was formed for the express purpose of entering into an asset purchase agreement with Preferred Networks, Inc. in May 2004 and ceased operations following the sale of the Company’s paging business in August 2006. TLLG is currently a shell company. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Certificates of Deposit-Restricted: From time to time, the Company is required to issue standby letters of credit to it suppliers to secure purchases made under the credit terms provided by these suppliers. The Company deposits funds into a certificate of deposit and instructs that bank to issue the standby letter of credit to the benefit of the supplier. All such funds are reported as restricted funds until such time as the supplier releases the letter of credit requirement. As of August 31, 2010 and May 31, 2010, the Company had $50,000 and $150,000 deposited in certificate of deposits, respectively, securing standby letter of credits with one of its suppliers and a credit card merchant.

Allowance for Doubtful Accounts: The Company performs periodic credit evaluations of its customer base and extends credit to virtually all of its customers on an uncollateralized basis.

In determining the adequacy of the allowance for doubtful accounts, management considers a number of factors, including historical collections experience, aging of the receivable portfolio, financial condition of the customer and industry conditions. The Company considers an account receivable past due when customers exceed the terms of payment granted to them by the Company. The Company writes-off its fully reserved accounts receivable when it has exhausted all internal collection efforts, which is generally within 90 days following the last payment received on the account.

Accounts receivable are presented net of an allowance for doubtful accounts of $363,000 and $407,000 at August 31, 2010 and May 31, 2010, respectively. Based on the information available to the Company, management believes the allowance for doubtful accounts as of those periods are adequate. However, actual write-offs may exceed the recorded allowance.

The Company evaluates its write-offs on a monthly basis. The Company determines which accounts are uncollectible, and those balances are written-off against the Company’s allowance for doubtful accounts.

Reserve for Inventory Obsolescence: Inventories are stated at the lower of cost (primarily on a moving average basis), which approximates actual cost determined on a first-in, first-out (“FIFO”) basis, or fair market value and are comprised of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors including recent sales trends, industry market conditions and economic conditions. In assessing the reserve, management also considers price protection credits the Company expects to recover from its vendors when the vendor cost on certain inventory items is reduced shortly after the purchase of the inventory by the Company. In addition, management establishes specific valuation allowances for discontinued inventory based on its prior experience liquidating this type of inventory. Through the Company’s wholesale and internet distribution channels, it is successful in liquidating the majority of any inventory that becomes obsolete. The Company has many different cellular handset, radio and other electronics suppliers, all of which provide reasonable notification of model changes, which allows the Company to minimize its level of discontinued or obsolete inventory. Inventories are presented net of a reserve for obsolescence of $218,000 and $232,000 at August 31, 2010 and May 31, 2010, respectively. Actual obsolescence could differ from those estimates.

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
life or term of lease

Intangible Assets: The Company’s intangible assets are comprised of certain definite lived assets as well as two indefinite lived assets. Indefinite lived intangible assets are not amortized but evaluated annually (or more frequently) for impairment under ASC 350, Intangibles-Goodwill and Other, (“ASC 350”). Definite lived intangible assets, including capitalized loan origination costs, the purchase and development of key distribution agreements, purchased subscriber bases and FCC license acquisition costs are amortized over the estimated useful life of the asset and reviewed for impairment upon any triggering event that gives rise to any question as to the assets’ ultimate recoverability as prescribed under ASC 360, Property, Plant and Equipment, (“ASC 360”).

Indefinite Lived Intangible Assets: The Company has two indefinite lived intangible assets, goodwill and a purchased perpetual trademark license. Goodwill acquired in a business combination and intangible assets determined to have an indefinite useful life are not amortized but instead tested for impairment at least annually in accordance with the provisions of ASC 350. The ASC 350 goodwill impairment model is a two-step process. The first step compares the fair value of a reporting unit that has goodwill assigned to its carrying value. The fair value of a reporting unit using discounted cash flow analysis is estimated. If the fair value of the reporting unit is determined to be less than its carrying value, a second step is performed to compute the amount of goodwill impairment, if any. Step two allocates the fair value of the reporting unit to the reporting unit’s net assets other than goodwill. The excess of the reporting unit’s fair value over the amounts assigned to its net assets other than goodwill is considered the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the carrying value of its goodwill. Any shortfall represents the amount of goodwill impairment. The goodwill recorded in the Company’s consolidated balance sheet was acquired in January 2004 as part of the purchase of the two-way radio assets of Delta Communications, Inc. The Company tests this goodwill annually on March 1st, the first day of its fourth fiscal quarter, of each year unless an event occurs that would cause the Company to believe the value is impaired at an interim date.

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

As of August 31, 2010, the most significant intangible assets remaining that continue to be amortized are the AT&T distribution agreements and subscriber bases. The DFW and San Antonio AT&T cellular distribution agreements will continue to be amortized through August 31, 2014 and December 31, 2013, respectively, or for approximately 4.0 and 3.3 years, respectively.

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

Impairment of Long-lived Tangible Assets: In accordance with ASC 360, the Company evaluates the recoverability of the carrying value of its tangible long-lived assets based on estimated undiscounted cash flows to be generated from such assets. If the undiscounted cash flows indicate an impairment, then the carrying value of the assets evaluated is written-down to the estimated fair value of those assets. In assessing the recoverability of these assets, the Company must project estimated cash flows, which are based on various operating assumptions, such as average revenue per unit in service, disconnect rates, sales productivity ratios and expenses. Management develops these cash flow projections on a periodic basis and reviews the projections based on actual operating trends. The projections assume that general economic conditions will continue unchanged throughout the projection period and that their potential impact on capital spending and revenues will not fluctuate. Projected revenues are based on the Company’s estimate of units in service and average revenue per unit as well as revenue from various new product initiatives. Projected revenues assume a declining cellular service revenue while projected operating expenses are based upon historic experience and expected market conditions adjusted to reflect an expected decrease in expenses resulting from cost saving initiatives.

The most significant tangible long-lived asset owned by the Company is the Fort Worth, Texas corporate office building and the associated land. The Company has received periodic appraisals of the fair value of this property, and in each instance the appraised value exceeds the carrying value of the property.

Asset Held for Sale: In accordance with ASC 360, the Company will reclassify certain long-lived assets as a current asset held for sale on the Company’s consolidated balance sheets if certain requirements are met. In order for an asset to be held for sale under the provisions of ASC 360, management must determine the asset is to be held for sale in its current condition, an active plan to complete the sale of the asset has been initiated and the sale of the asset is probable within one year. The Company evaluated the hotspot network patent it acquired during the public auction of Air-bank, Inc.’s assets in July 2009 and has determined this asset met all the criteria for an asset held for sale under ASC 360. At August 31, 2010, the patent is recorded as a current asset held for sale on the Company’s consolidated balance sheet for approximately $257,000 as the Company is actively pursuing the sale of this patent through a broker. The Company has received no formal offers to purchase the patent from potential buyers but has received several expressions of interest from qualified buyers who have indicated the market value of the patent exceeds the carrying value as of August 31, 2010. The Company is attempting to sell the patent by the end of the second quarter in fiscal year 2011.

Provision for Income Taxes: The Company accounts for income taxes in accordance with ASC 740, Income Taxes, (“ASC 740”) using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences, net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods. As of August 31, 2010 and May 31, 2010, the Company has recorded a valuation allowance against the full amount of its net deferred tax assets. Although the Company had taxable income for fiscal year 2010, it is currently unable to reasonably forecast taxable income beyond fiscal year 2010. The inability to foresee taxable income in future years makes it more likely than not that the Company will not realize its recorded deferred tax assets in future periods.

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

Stock-based Compensation: At August 31, 2010 the Company had two stock-based compensation plans for employees and nonemployee directors, which authorize the granting of various equity-based incentives including stock options and stock appreciation rights.

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

Cash flows resulting from excess tax benefits are classified as a financing activity. Excess tax benefits are realized from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits as a result of any exercises of stock options in the three months ended August 31, 2010 and 2009 because the Company provided for a full valuation allowance against all accrued future tax benefits for all periods presented until its operations improve and the Company is able to forecast taxable income in the future sufficient to utilize its deferred tax assets.

For the three months ended August 31, 2010 and 2009, the Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option pricing model. The Company has determined that the best measure of expected volatility is based on the historical daily volatility of the Company’s common stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for options issued in the three months ended August 31, 2010 ranged from 127.22% to 135.33% and was 240.4% for the options issued in the three months ended August 31, 2009. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107 with the continued use of this method extended under the provisions of Staff Accounting Bulletin No. 110. Under this formula, the expected term is equal to: ((weighted-average vesting term + original contractual term)/2). The expected term used by the Company as computed by this method for options issued in the three months ended August 31, 2010 ranged from 5.0 years to 6.0 years and was 5.0 years for the options issued in the three months ended August 31, 2009. The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for options issued in the three months ended August 31, 2010 ranged from 2.05% to 2.42% and was 2.55% for the options issued in the three months ended August 31, 2009. Dividend yield is zero for these options as the Company does not expect to declare any dividends on its common shares in the foreseeable future.

In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption.  The Company has estimated an annualized forfeiture rate of 0.0% for the stock options granted to senior management and the Company’s directors in the three months ended August 31, 2010 and 2009. The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

Options exercisable at August 31, 2010 and May 31, 2010 totaled 4,652,098 and 3,054,545, respectively. The weighted-average exercise price per share of options exercisable at August 31, 2010 and May 31, 2010 was $0.27 with remaining weighted-average contractual terms of approximately 7.5 years and 7.0 years, respectively.

The weighted-average grant date fair value of options granted during the three months ended August 31, 2010 and 2009 was $0.33 and $0.12, respectively.

At August 31, 2010, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $190,000, which will be amortized over the weighted-average remaining requisite service period of 1.37 years.

Income (loss) Per Share: In accordance with ASC 260, Earnings Per Share, basic income (loss) per share (“EPS”) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding including any dilutive securities outstanding. At August 31, 2010, the Company’s outstanding common stock options totaled 5,656,483 and were not included in the computation of diluted earnings per share due to their antidilutive effect as a result of the net loss incurred during the three months ended August 31, 2010. At August 31, 2009, the Company’s outstanding common stock options totaled 4,603,982 and were excluded from the diluted earnings per share calculation because the options were not dilutive due to their exercise price exceeding the Company’s market price of its common stock at August 31, 2009.

Recently Issued Accounting Standards:

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

The Company reports its revenues related to the AT&T services on a net basis in accordance with ASC 605-45 as follows (in thousands):

	Three Months Ended
	August 31,
	2010	2009

Gross service and installation billings	$11,374	$14,396
Less: Direct costs paid to AT&T	(5,637)	(7,737)
Net service and installation revenue	$5,737	$6,659

Gross service and installation billings include gross cellular subscription billings, which are measured as the total recurring monthly cellular service charges invoiced to PCI’s wireless subscribers for which a fixed percentage of the dollars invoiced are retained by PCI as compensation for the services it provides to these subscribers and for which PCI takes full (100%) accounts receivable risk before deducting certain revenue sharing amounts that are payable to AT&T under PCI’s current billing and customer service agreements with AT&T.

NOTE 4 – INVENTORY

The following table reflects the components of inventory (in thousands):

	August 31, 2010			May 31, 2010
	Cost	Reserve	Net Value	Cost	Reserve	Net Value
Phones and related accessories	$728	$(60)	$668	$557	$(69)	$488
Automotive products	300	(36)	264	284	(42)	242
Satellite products	19	(4)	15	18	(4)	14
Two-way products	476	(116)	360	418	(115)	303
Other	5	(2)	3	4	(2)	2

Total inventory and reserves	$1,528	$(218)	$1,310	$1,281	$(232)	$1,049

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	August 31, 2010	May 31, 2010

Land	$774	$774
Buildings and leasehold improvements	3,102	3,056
Two-way network infrastructure	1,055	1,055
Office and computer equipment	2,778	2,716
Signs and displays	790	790
Other equipment	382	397
	$8,881	$8,788
Less:
Accumulated depreciation and amortization	(6,112)	(6,039)
	$2,769	$2,749

Depreciation and amortization expense related to property and equipment was approximately $73,000 and $103,000 for the three months ended August 31, 2010 and 2009, respectively.

Property and equipment are recorded at cost. Depreciation and amortization is computed using the straight-line method. The following table contains the property, plant and equipment by estimated useful life, net of accumulated depreciation and amortization as of August 31, 2010 (in thousands):

	Less than	3 to 4	5 to 9	10 to 14	15 to 19	20 years	Total Net
	3 years	years	years	years	years	and greater	Value
Buildings and leasehold improvements	$15	$67	$113	$-	$10	$1,184	$1,389
Two-way network infrastructure	11	127	115	-	-	-	253
Office and computer equipment	162	101	6	-	-	-	269
Signs and displays	47	9	6	-	-	-	62
Other	22	-	-	-	-	-	22
Land	-	-	-	-	-	774	774
	$257	$304	$240	$-	$10	$1,958	$2,769

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill:  The reported goodwill of the Company at August 31, 2010 and May 31, 2010 relates entirely to the two-way radio segment and was purchased in the acquisition of the assets of DCAE, Inc., which was completed in January 2004. The Company reported goodwill of $343,000 on its consolidated balance sheet at August 31, 2010 and May 31, 2010.

Other intangible assets:  The following is a summary of the Company’s intangible assets as of August 31, 2010 and May 31, 2010 excluding goodwill (in thousands):

	August 31, 2010			May 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value
Definite lived intangible assets:
Wireless contracts and subscriber bases	$10,284	$(7,285)	$2,999	$10,258	$(7,091)	$3,167
FCC licenses	104	(76)	28	104	(73)	31
PCI marketing list	1,235	(1,235)	-	1,235	(1,235)	-
Loan origination fees	639	(430)	209	639	(395)	244
Internally developed software	170	(170)	-	170	(170)	-
Total amortizable intangible assets	12,432	(9,196)	3,236	12,406	(8,964)	3,442

Indefinite lived intangible assets:
Perpetual trademark license agreement	900	-	900	900	-	900

Total intangible assets	$13,332	$(9,196)	$4,136	$13,306	$(8,964)	$4,342

Amortization is computed using the straight-line method based on the following estimated useful lives:

Wireless contracts and subscriber bases	1-13 years
FCC licenses	9 years
Loan origination fees	2-5 years
Internally-developed software	3 years

Total amortization expense for the three months ended August 31, 2010 and 2009 was approximately $206,000 and $224,000, respectively.

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of (in thousands):

	August 31,	May 31,
	2010	2010

Accrued payroll and other personnel expense	$1,377	$1,957
Accrued state and local taxes	579	527
Unvouchered accounts payable	2,030	1,953
Customer deposits payable	392	427
Other	298	653
Total	$4,676	$5,517

NOTE 8 – LONG-TERM DEBT

Long-term debt at August 31, 2010 and May 31, 2010 consists of the following (in thousands):

	August 31,	May 31,
	2010	2010
Thermo revolving credit facility	$11,630	$12,189
East West Bank (formerly United Commerical Bank)	2,336	2,361
Jardine Capital Corporation bank debt	582	585
Warrant redemption notes payable	689	764
Total long-term debt	15,237	15,899
Less: Current portion	(1,559)	(1,412)
Long-term debt, net	$13,678	$14,487

Current portion of long-term debt at August 31, 2010 and May 31, 2010 consists of the following (in thousands):

	August 31,	May 31,
	2010	2010
Thermo revolving credit facility	$747	$1,016
East West Bank (formerly United Commerical Bank)	106	105
Jardine Capital Corporation bank debt	17	16
Warrant redemption notes payable	689	275
Total current portion of long-term debt	$1,559	$1,412

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

The Second Amended Thermo Revolver provides for the Company to obtain revolving credit loans from Thermo from time to time up to $18,000,000. Borrowings against the Second Amended Thermo Revolver are limited to specific advance rates against the aggregate fair value of the Company’s assets, as defined in the amendment, including real estate, equipment, infrastructure assets, inventory, accounts receivable, intangible assets and notes receivable (collectively, the “Borrowing Base”). The Company is allowed to borrow the lesser of the borrowing base amount or the initial commitment amount of $18,000,000, less a monthly step down amount. If the Company were to maximize its credit line, beginning in December 31, 2009, the availability under the Second Amended Thermo Revolver would be reduced monthly by an amount equal to the average principal balance of loans outstanding against the non-accounts receivable assets in the Borrowing Base for that month divided by sixty (60) (the “Monthly Step Down”). The loans outstanding on the accounts receivable component of the Borrowing Base will be increased or decreased through periodic reporting of the Borrowing Base to Thermo. The balance of all principal and interest outstanding under the Second Amended Thermo Revolver is due January 31, 2012. The annual interest rate on the Second Amended Thermo Revolver is the lesser of: (a) the maximum non-usurious rate of interest per annum permitted by applicable Louisiana law or (b) the greater of (i) the prime rate plus 8% or (ii) fourteen percent (14%). Under the terms of the Second Amended Thermo Revolver, the Company must maintain certain financial covenants including a net worth of at least $5,000,000, computed on a fair value basis, at each fiscal quarter, a debt service coverage ratio that ranges between 1.10 and 1.20 over the remaining life of the revolver and an operating income no less than zero at any fiscal quarter. The purpose of the Second Amended Thermo Revolver was to retire the former factoring debt facility with Thermo and to provide additional availability to the Company for its ongoing working capital needs. As of August 31, 2010, the Company has a current repayment liability under the Second Amended Thermo Revolver related to a loan commitment fee obligation of approximately $68,000.

Under the Company’s former debt facility with Thermo (the “Thermo Factoring Debt”), the Company had adequate credit availability under the facility but was limited in its ability to borrow additional funds due to declining levels of accounts receivable. With the Second Amended Thermo Revolver, the Company can finance other non-accounts receivable asset purchases by including them in the Borrowing Base. Borrowings by the Company against non-accounts receivable assets are limited to 33.3% of the total amount of loans outstanding under the terms of the Second Amended Thermo Revolver. As of August 31, 2010, the Company had a maximum availability of $5,870,000 against non-accounts receivable assets and $11,739,000 against accounts receivable for a total maximum availability of $17,609,000. Additionally, the Company had approximately $11,630,000 in loans outstanding under the Second Amended Thermo Revolver as of August 31, 2010 which included an obligation of approximately $68,000 related to loan commitment fees under the Second Amended Thermo Revolver and is due on August 1, 2011. As of August 31, 2010, $7,082,000 was advanced against accounts receivable and $4,548,000 was advanced against non-accounts receivable assets. The availability to the Company as of August 31, 2010 under the Second Amended Thermo Revolver is approximately $4,657,000 to be borrowed against future accounts receivable and $1,322,000 to be borrowed against non-accounts receivable asset future purchases.

In February 2010, the Company began making principal payments on the Second Amended Thermo Revolver due to the Company’s having borrowings outstanding against the non-accounts receivable assets in excess of the 33.3% limit on such borrowings as measured against the total borrowings outstanding. This situation resulted due to a decline in the Company’s accounts receivable and its related borrowings against these receivables in 2010. In March 2010, Thermo agreed to let the Company begin making monthly principal payments of approximately $53,000 through the remainder of the term of the loan to reduce the outstanding loan balance against the non-accounts receivable assets. The monthly principal payments reduce the commitment amount under the revolver and as of August 31, 2010, the maximum potential borrowings available under the revolver are $17,609,000.

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

Under terms of the Agreement, the parties executed mutual releases of claims against each other and agreed to file a stipulation of dismissal in connection with the pending litigation matter.  The Company agreed to, among other things, the purchase a perpetual license from Hawk to use the trademark “Hawk Electronics” for $900,000. Under the terms of the license agreement, the Company paid $400,000 by May 31, 2010 and $150,000 by July 1, 2010, and is obligated to pay $150,000 by July 1, 2011, $100,000 by July 1, 2012 and $100,000 by July 1, 2013.

As of August 31, 2010, the Company has recorded $150,000 as current portion of trademark purchase obligation (July 1, 2011 payment) as a current liability and has recorded $200,000 (payments due thereafter) under long-term trademark purchase obligation as a long-term liability.

NOTE 10 - INCOME TAXES

Teletouch uses the liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences reverse.

Significant components of the Company’s deferred taxes are as follows (in thousands):
	August 31, 2010	May 31, 2010

Deferred Tax Assets:
Current deferred tax assets:
Accrued liabilities	$827	$826
Deferred revenue	121	55
Inventories	79	83
Allowance for doubtful accounts	124	138
	1,151	1,102
Valuation allowance	(1,151)	(1,102)
Current deferred tax assets, net of valuation allowance	-	-

Non-current deferred tax assets:
Net operating loss	9,797	9,769
Intangible assets	229	228
Fixed assets	189	174
Licenses	15	15
Other	35	47
	10,265	10,233
Valuation allowance	(10,265)	(10,233)
Non-current deferred tax assets, net of valuation allowance	$-	$-

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Teletouch leases buildings, transmission towers, and equipment under non-cancelable operating leases ranging from one to twenty years. These leases contain various renewal terms and restrictions as to use of the property. Some of the leases contain provisions for future rent increases. The total amount of rental payments due over the lease terms is charged to rent expense on the straight-line method over the term of the leases. The difference between rent expense recorded and the amount paid is recorded as deferred rental expense, which is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. Future minimum rental commitments under non-cancelable leases are as follows (in thousands):

	Twelve Months Ending August 31,
	Total	2011	2012	2013	2014	Thereafter

Operating leases	$5,220	$805	$452	$359	$319	$3,285

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

Series C Preferred Stock: At August 31, 2010, no shares of Series C Preferred Stock with a par value of $0.001 are issued and outstanding.

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

As of August 31, 2010, approximately 27,995 Non-Qualified Options and 12,000 Incentive Options are outstanding under the 1994 Plan, and approximately 496,998 Non-Qualified Options and 5,119,490 Incentive Options are outstanding under the 2002 Plan.

A summary of option activity for the three months ended August 31, 2010 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at June 1, 2010	4,563,316	$0.25	7.36	$401,150
Three months ended August 31, 2010
Granted	1,093,167	0.33
Exercised	-	-
Forfeited	-	-
Outstanding at August 31, 2010	5,656,483	0.26	7.62	$1,140,645

Options exercisable at August 31, 2010	4,652,098	$0.27	7.46	$903,462

The following table summarizes the status of the Company’s non-vested stock options since June 1, 2010:

	Non-vested Options
		Weighted-
	Number of	Average Fair
	Shares	Value
Non-vested at June 1, 2010	1,508,771	$0.18
Granted	1,093,167	0.30
Vested	(1,597,553)	0.25
Forfeited	-	-
Non-vested at August 31, 2010	1,004,385	$0.21

The Company estimates the fair value of employee stock options on the date of grant using the Black-Scholes model. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The Company has elected to estimate the expected life of an award based on the SEC approved “simplified method.” The Company calculated its expected volatility assumption required in the Black-Scholes model based on the historical volatility of its stock. The Company recorded approximately $264,000 and $131,000 in stock based compensation expense in the consolidated financial statements for the three months ended August 31, 2010 and 2009, respectively.

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

The Company received certain dividend payments from investments belonging to TLLP in the periods presented in this Report and as of August 31, 2010, approximately $24,000 remains payable to TLLP by the Company.

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

The two-way business segment includes radio services provided on the Company’s Logic Trunked Radio (“LTR”) system and the related radio equipment sales as well as radio equipment sales to customers operating their own two-way radio system. Public safety equipment sales and services are also included in the two-way business segment.

Corporate overhead is reported separate from the Company’s identified segments. The Corporate overhead costs include expenses for the Company’s accounting, information technology, human resources, marketing and executive management functions.

As of May 31, 2010, the Company combined its car dealer expediter business which was previously reported as other operations with its wholesale segment operations for segment presentation purposes. The segment information presented for the three months ended August 31, 2009 in this Report has been conformed to be comparable to the current year’s segment information.

The following tables summarize the Company’s operating financial information by each segment for the three months ended August 31, 2010 and 2009 (in thousands):

	Three Months Ended August 31, 2010
	Cellular	Wholesale	Two-Way	Corporate	Total
Operating revenues:
Service and installation revenue	$5,264	$30	$426	$17	$5,737
Product sales revenue	893	1,662	684	2	3,241
Total operating revenues	6,157	1,692	1,110	19	8,978

Operating expenses:
Cost of service and installation revenue (exclusive of depreciation and amortization included below)	1,144	16	367	-	1,527
Cost of products sold	1,078	1,261	524	(1)	2,862
Selling and general and administrative	910	411	150	2,445	3,916
Depreciation and amortization	-	-	21	258	279
	3,132	1,688	1,062	2,702	8,584

Income (loss) from operations	3,025	4	48	(2,683)	394

Interest expense, net	-	-	-	(568)	(568)

Income (loss) before income tax expense	3,025	4	48	(3,251)	(174)

Income tax expense	-	-	-	56	56

Net income (loss)	$3,025	$4	$48	$(3,307)	$(230)

	Three Months Ended August 31, 2009
	Cellular	Wholesale	Two-Way	Corporate	Total
Operating revenues:
Service and installation revenue	$6,195	$17	$406	$41	$6,659
Product sales revenue	1,569	2,667	562	2	4,800
Total operating revenues	7,764	2,684	968	43	11,459

Operating expenses:
Cost of service and installation (exclusive of depreciation and amortization included below)	1,555	10	402	-	1,967
Cost of products sold	1,588	2,378	442	(4)	4,404
Selling and general and administrative	1,326	339	128	2,404	4,197
Depreciation and amortization	1		32	294	327
	4,470	2,727	1,004	2,694	10,895

Income (loss) from operations	3,294	(43)	(36)	(2,651)	564

Interest expense, net	-	-	-	(502)	(502)

Income (loss) before income tax expense	3,294	(43)	(36)	(3,153)	62

Income tax expense	-	-	-	62	62

Net income (loss)	$3,294	$(43)	$(36)	$(3,215)	$-

The Company identifies its assets by segment. Significant assets of the Company’s corporate offices include cash, property and equipment, loan origination costs and the patent held for sale. The Company’s assets by segment as of August 31, 2010 and May 31, 2010 are as follows:

	August 31, 2010			May 31, 2010
	Total Assets	Property and Equipment, net	Intangible Assets, net	Total Assets	Property and Equipment, net	Intangible Assets, net

Segment
Cellular	$9,448	$110	$3,901	$10,362	$124	$4,068
Wholesale	1,154	19	-	837	2	-
Two-way	1,946	400	370	1,599	401	373
Corporate	7,781	2,240	208	8,886	2,222	244

Totals	$20,329	$2,769	$4,479	$21,684	$2,749	$4,685

During the three months ended August 31, 2010 and 2009, the Company did not have a single customer that represented more than 10% of total segment revenues.

NOTE 16 – SUBSEQUENT EVENT

In September 2010, Teletouch was awarded a multi-year contract with the General Services Administration (“GSA”) for the Company's comprehensive product line of public safety, emergency vehicle lighting and siren equipment. The contract allows the Company the opportunity to compete in the public and emergency products category nationwide, allowing any federal, state and / or local government agencies to purchase items from the Company’s public safety product line quickly and cost effectively. In addition, the contract enables the Company to streamline its purchasing process for its current government customers and will allow the Company to serve new customers around the country in the same manner. Furthermore, in the near future, the Company will offer additional products and services from its different businesses through the GSA.

The GSA Schedule is a government-wide procurement system. Teletouch will be providing all government agencies with the contracted "best value" pricing, as well as simplifying procurement for its products and services. When government agencies place orders with Teletouch, it will allow the agencies to fulfill their bidding and quote comparison requirements, without having to prepare new bids, which will increase overall purchasing efficiency and lower costs. The GSA contract award criteria were stringent and Teletouch was evaluated on its overall quality, pricing, financial, corporate stability and customer references.

Teletouch's public safety products will fall under Schedule 84 which includes Total Solutions for Law Enforcement, Security, Facilities Management, Fire, Rescue, Clothing, Marine Craft and Emergency/Disaster Response.

The Company’s contract with the GSA was effective on October 1, 2010, for an initial period of five years, with the GSA having the option to extend the contract for three additional 5-year periods.

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

Overview

For over 46 years, Teletouch has offered a comprehensive suite of telecommunications products and services, including cellular, two-way radio, GPS-telemetry, wireless messaging and public safety equipment. Teletouch operates 24 cellular retail and agent locations, under the “Teletouch” and “Hawk Electronics” brand names.

Teletouch’s core-business is acquiring, billing and supporting cellular subscribers under a long-term recurring revenue relationship with AT&T. The distribution agreements with AT&T and its predecessor companies have been in place for over 26 years. Through its subsidiary, Progressive Concepts Inc., (“PCI”), the Company provides AT&T cellular services (voice, data and entertainment), as well as other mobile, portable and personal electronics products and services to individuals, businesses and government agencies. PCI operates a chain of retail stores and sells cellular and other products and services under the “Hawk Electronics” brand, through Hawk-branded sub-agents, its own direct sales force, call center and the Internet. As a master distributor and Authorized Services Provider for AT&T, the Company controls the entire customer relationship, including initiating and maintaining the cellular service agreements, rating the cellular plans, providing complete customer care, underwriting new account acquisitions and providing multi-service billing, collections and account maintenance. PCI also operates a national wholesale distribution business, known as PCI Wholesale that serves major carrier agents, rural cellular carriers, smaller consumer and electronic retailers and automotive dealers throughout the United States. The Company also maintains certain international customer relationships, primarily in Asia, Europe and Latin America for its cellular related wholesale equipment sales business. Teletouch’s original business is maintained as an integral component of the Company’s wireless solutions, by providing two-way radio products and services on its own network in North and East Texas. In its first attempt at expanding the Company’s cellular related business, in January 2009, Teletouch entered into an Exclusive Retailer Agreement with T-Mobile USA, Inc. (“T-Mobile”) for markets outside its AT&T exclusive territories. The initial agreement provided for Teletouch to open, operate and manage mall locations, with the Company's first locations opening in major markets in Oklahoma in February 2009. After opening five (5) new mall locations under the T-Mobile brand banner, the Company found that long-term customer traffic for T-Mobile products and services to be inadequate and the Company closed its last two Oklahoma retail locations in October 2009. Subsequent to these closings, in January 2010, the T-Mobile agreement was cancelled. On January 19, 2010, the Company signed a new two-year, national distribution agreement with Clearwire Communications (NASDAQ: CLWR) to sell its 4G service called CLEAR. On January 26, 2010, the Company announced that it had also entered into a two-year, Authorized Representative Agreement with Sprint (NYSE:S) subsidiary, Sprint Solutions, Inc. In late 2007, Teletouch began selling public safety equipment and services under the brand Teletouch PSE (“PSE”). The PSE business is a complementary offering to the Company’s two-way radio business, and the Company has expanded its product lines to include light bars, sirens and other accessories used in or on emergency response vehicles through a number of distribution agreements with manufacturers of these products. In September 2010, Teletouch was awarded a multi-year contract with the General Services Administration (“GSA”) to sell its public safety equipment to federal, state and local government agencies.

During the three months ended August 31, 2010, Teletouch focused its efforts on producing documents and other evidence to support its litigation against AT&T in preparation for the hearing scheduled for March 2011 with AT&T, maximizing its profitability in its existing cellular and other business units and pursuing new business acquisitions. In addition, the Company restructured its existing sales personnel by creating new sales teams, regional sales managers and product managers in an effort to promote the cross-training of all products lines sold within the Company. The product managers will focus on growing the Company’s product lines with the development of new sales strategies and continually analyzing the Company’s product mix for increased sales. They product managers will also assist the sales teams and managers with back-end support such as creating and updating price lists, quoting specialty jobs and supplying technical knowledge of the products sold within the Company.

Throughout the remainder of fiscal year 2011, the Company will focus on resolving its dispute with AT&T.
In September 2009, PCI commenced an arbitration proceeding against AT&T to seek relief for damages the Company incurred because it was prohibited to sell the iPhone as well as other “AT&T exclusive” products and services (see Item 1. Legal Proceedings for discussion of the action brought against AT&T related to the iPhone and other matters). The Arbitration hearing is currently scheduled for March 2011. Until the arbitration is complete, the Company will focus on retaining and preserving its existing subscriber base in the DFW and San Antonio markets while expanding its cellular subscriber base in available markets covered by the Company’s various other AT&T distribution agreements. In addition, during fiscal year 2011, the Company will focus on finding one or more direct relationships with cellular handset manufacturers in an effort to grow its wholesale cellular distribution business. The Company was successful in significantly increasing sales from its wholesale distribution business during fiscal year 2010 and is anticipating that sales will continue to grow once more reliable suppliers are found. Although the Company believes it can maintain a profitable, but declining cellular business in the future with its existing subscriber base, organic growth in its other business units or new business acquisitions will be necessary to offset expected losses of revenue and profits from its core legacy cellular business. There is no assurance that any of the acquisitions will be concluded or the AT&T arbitration will be resolved quickly. Throughout the remainder of fiscal year 2011, the Company will focus on expanding its wholesale, two-way radio and public safety equipment businesses and leveraging its existing customer relationships from each of its business units to sell multiple product lines to existing and new customers.

Discussion of Business Strategy by Operating Segment

During fiscal year 2010, the Company was successful in initiating new national and international wholesale distribution channels, increasing the Company’s product sales by over 40% when compared to fiscal year 2009. This additional sales volume, in addition to ongoing management of operating expenses, contributed to the Company’s achieving net income in fiscal year 2010 for the first time in many years. Throughout fiscal year 2010, Teletouch better positioned itself for future growth by optimizing the efficiency of its operations by re-allocating resources to business units capable of achieving meaningful growth for the Company versus supporting many of the Company’s prior smaller businesses and product lines with limited potential for growth. Key to this strategy in fiscal year 2011 will be to focus on leveraging the Company’s various customer relationships, including PCI’s approximately 57,000 cellular subscribers, and previous customers which are generally comprised of individuals and businesses of higher than average credit worthiness (due to PCI’s stringent credit standards).

The Company’s primary business for over 26 years has been distributing cellular services under several exclusive master distributor agreements with AT&T and its predecessor companies. During fiscal year 2010, certain changes to the Company’s relationship with AT&T occurred, including the expiration of the initial term of its primary DFW distribution agreement and the commencement of legal action against AT&T by the Company.  Following the August 2009 expiration of the DFW distribution agreement, the Company maintains the right to continue servicing its cellular subscriber base in perpetuity, i.e., until the last subscriber terminates service.  Since the launch of the iPhone in June 2007 and following AT&T’s refusal to allow the Company to offer the iPhone to its subscriber base, the Company has experienced higher rates of attrition in its cellular subscriber base due to subscribers transferring their service to AT&T to purchase an iPhone.  The iPhone and certain other products and services withheld from the Company by AT&T were the primary reasons the Company commenced the legal action against AT&T in September 2009. Following expiration of the DFW agreement and the commencement of the legal action, the Company has experienced a predicted decline in cellular subscribers and cellular revenues due to AT&T subscribers no longer being allowed to transfer their service to PCI. Subscriber attrition rates have remained flat following the August 2009 expiration of the DFW agreement, but the inability to replace these subscribers has resulted in a declining subscriber base and declining cellular service revenues. The Company is currently negotiating new cellular carrier distribution relationships and began offering cellular services with Sprint and Clearwire in the later part of fiscal year 2010 with the intent of offsetting some of the losses of its AT&T cellular service revenues.

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

Certain non-recurring expenses are expected to be incurred in fiscal year 2011 related to the arbitration proceeding against AT&T and the startup and expansion costs related to the new products and services.  The Company believes that these non-recurring expenses will be manageable and will not materially impair its operating results during fiscal year 2011. In addition, on July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law and a permanent delay of the implementation of section 404(b) of the Sarbanes Oxley Act of 2002 (“SOX”) for companies with non-affiliated public float under $75,000,000 (“non-accelerated filer”). Section 404(b) under SOX is the requirement to have an independent accounting firm audit and attest to the effectiveness of a Company’s internal controls. As Teletouch currently qualifies as a non-accelerated filer under the SEC rules and expects to remain one through fiscal year 2011, there are no additional costs anticipated for complying with Section 404(b) under SOX.

In the first quarter of fiscal year 2011, the Company restructured its existing sales personnel in an effort to increase sales in all of its business units by promoting the cross-training of all products and services sold throughout the Company.  The Company anticipates the restructuring of its sales personnel to be complete by the end of the second quarter of fiscal year 2011. This will include the hiring of additional sales personnel for the Company’s sales teams and product manager positions.  The Company anticipates a growth in sales from its wholesale, two-way radio and public safety equipment businesses due to the restructuring of its sales personnel and expects to expand its businesses into new geographic areas as well as introducing new products and services within its existing businesses throughout the remainder of fiscal year 2011 compared to the three months ending August 30, 2010.

In September 2010, the Company was successful in obtaining a contract with United States General Services Administration (“GSA”) which allows the Company to list and sell its catalog of products to all Federal agencies and many state and local entities by passing the traditional, lengthy bidding process.  The contract became effective for the Company on October 1, 2010 and has an initial 5 year term (see Note 16 – “Subsequent Event” for additional information on the GSA contract).

Cellular Operations

In August 2009, the initial term of the primary distribution agreement between Teletouch’s subsidiary, PCI and AT&T expired.  Under this agreement, PCI distributes AT&T cellular services and serves as billing agent for AT&T in the DFW market.  With the expiration of this agreement, the Company is no longer exclusive to AT&T in DFW, which allows the Company to expand it cellular service offerings in this market for the first time in over 26 years.  The expiration of the DFW distribution agreement also restricts PCI from growing its subscriber base in DFW by limiting new activations and prohibiting AT&T subscribers from moving their service to PCI, but the majority of the provisions of the agreement remained intact at the option of PCI, including the right for PCI to continue servicing its existing DFW subscribers until there are no more subscribers remaining as customers of PCI.  Based on its current subscriber attrition rates, the Company estimates that it will maintain Subscribers in DFW for at least the next five years. The Company has historically had five distribution agreements with AT&T in addition to the distribution agreement covering the DFW market discussed above. Under these other distribution agreements, the Company is allowed to distribute AT&T wireless services, on an exclusive basis, in certain major markets in Texas and Arkansas, including the San Antonio, Texas Metropolitan Statistical Area (“MSA”), Austin, Texas MSA, Houston, Texas MSA, East Texas Regional MSA and Arkansas, including primarily the Little Rock, Arkansas MSA. These distribution agreements have varying terms with the longest extending through October 2013.

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

With PCI’s exclusivity to AT&T in the DFW market lifted in August 2009 and after being unable to reach an alternate form of agreement with AT&T, the Company began actively negotiating final terms under a variety of new cellular carriers, WiFi, WiMax and related wireless communications relationships. The Company began launching these new cellular carrier services and products in the latter part of fiscal year 2010. On January 19, 2010, the Company signed a new two-year, national distribution agreement with Clearwire Communications (NASDAQ: CLWR) to sell its 4G service called CLEAR.  On January 26, 2010, the Company announced that it had entered into a two-year, Authorized Representative Agreement with Sprint (NYSE:S) subsidiary, Sprint Solutions, Inc.

Throughout fiscal year 2011, the Company will focus on the retention of its approximately 57,000 cellular subscribers, which primarily reside in the DFW and San Antonio markets in Texas.  In addition, the Company will focus on developing the other markets covered by its existing AT&T distribution agreements, starting with the East Texas market where Teletouch currently has personnel and existing infrastructure in place. Through new carrier relationships, the Company will offer its customers a choice in services and additional products which it expects will help in its efforts to retain its cellular customers in DFW and San Antonio.

Wholesale Business

During fiscal year 2010, the Company’s focus in the wholesale business was managing credit exposure on sales, pricing methodology, improving margins and increasing inventory turnover. The extensive re-evaluation of the wholesale business in 2009 resulted in certain sustainable operating changes to the business, including office staff reductions, new sales hiring, re-pricing of new and non-current inventory, as well as identified the necessity to grow market share and focus on more exclusive product offerings. In October 2009, the Company materially increased its cellular handset brokerage business selling to volume buyers both domestically and internationally.  Initially the Company primarily brokered phones manufactured by Research In Motion, better known as the manufacturer of Blackberry® cellular handsets. This brokerage business contributed to the increase in product sales for the Company’s wholesale business during the second and third quarter of fiscal year 2010, which correspond to the traditional holiday selling season. The Company’s handset brokerage business declined throughout the remainder of fiscal year 2010 because the Company has been unsuccessful to date in locating a stable volume supplier of cellular handsets following the purchasing restrictions imposed on the Company by AT&T in December 2009. The Company is pursuing new suppliers of cellular handsets to support the wholesale brokerage business and anticipates it will ramp up this business quickly once a supplier agreement is in place. Based on its current negotiations with cellular handset manufacturers, the Company expects it will have at least one material new supplier agreement in place by mid-fiscal year 2011. The Company will continue to focus on expanding its distributor relationships and expand its product line with a focus on products that it can offer exclusively for wholesale distribution in fiscal year 2011.

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

As a complement to and embedded in its two-way radio segment, the Company began selling public safety equipment in late 2007 under several master distributor agreements with its suppliers. The product lines include various aftermarket accessories that are added to vehicles in the public safety industry, but primarily includes light bars, sirens and computer equipment supports mounted in-vehicle. During fiscal year 2011, the Company will be focusing on expanding the distribution of these product lines to other markets by cross-training of existing sales personnel in those other markets as well as by opening new distribution points in those markets. In addition, the Company is working with its manufacturers to secure approval to sell these products into other protected markets and to potentially acquire other existing distribution in these markets.

In September 2010, Teletouch was awarded a multi-year contract with the General Services Administration (“GSA”) for the Company's comprehensive product line of public safety, emergency vehicle lighting and siren equipment. The contract allows the Company the opportunity to compete in the public and emergency products category nationwide, allowing any federal, state and / or local government agencies to purchase items from the Company’s public safety product line quickly and cost effectively. In addition, the contract enables the Company to streamline its purchasing process for its current government customers and will allow the Company to serve new customers around the country in the same manner.  Furthermore, in the near future, the Company will offer additional products and services from its different businesses through the GSA. The GSA Schedule is a government-wide procurement system. Teletouch will be providing all government agencies with the contracted "best value" pricing, as well as simplifying procurement for its products and services. When government agencies place orders with Teletouch, it will allow the agencies to fulfill their bidding and quote comparison requirements, without having to prepare new bids, which will increase overall purchasing efficiency and lower costs. The GSA contract award criteria were stringent and Teletouch was evaluated on its overall quality, pricing, financial, corporate stability and customer references. Teletouch's public safety products will fall under Schedule 84 which includes Total Solutions for Law Enforcement, Security, Facilities Management, Fire, Rescue, Clothing, Marine Craft and Emergency/Disaster Response. The Company’s contract with the GSA was effective on October 1, 2010, for an initial period of five years, with the GSA having the option to extend the contract for three additional 5-year periods.

Results of Operations for the three months ended August 31, 2010 and 2009

Overview of Operating Results for the Three Months ended August 31, 2010 and 2009

The consolidated operating results for the three months ended August 31, 2010 and 2009 are as follows:

(dollars in thousands)	Three Months Ended August 31,		2010 vs 2009
	2010	2009	Change	% Change

Operating results
Service and installation revenue	$5,737	$6,659	$(922)	-14%
Product sales revenue	3,241	4,800	(1,559)	-32%
Total operating revenues	8,978	11,459	(2,481)	-22%
Cost of service and installation (exclusive of depreciation and amortization)	1,527	1,967	(440)	-22%

Cost of products sold	2,862	4,404	(1,542)	-35%

Other operating expenses	4,195	4,524	(329)	-7%

Income from operations	$394	$564	$(170)	-30%

Net income (loss)	$(230)	$-	$(230)	-100%

The $230,000 decrease in net income for the three months ended August 31, 2010 compared to the three months ended August 31, 2009 is primarily attributable to the reduction in net income in its cellular operating segment of $269,000 as compared to the same quarter last year.  In spite of a loss of approximately 13,000 cellular subscribers since August 31, 2009, the Company has not realized the full impact of this loss of subscribers on its earnings as a result of improving its profit margins on its cellular service revenues by selling more profitable cellular features provided by PCI to its remaining subscriber base and by controlling expenses in this business unit.  Of the 13,000 cellular subscribers lost since August 31, 2009, approximately, 8,200 of those subscribers were lost to AT&T and of these, approximately 4,500 subscribers transferred to AT&T to purchase the iPhone.  These significant losses of cellular subscribers to AT&T are the basis for our ongoing litigation against AT&T.     Although the Company’s cellular service revenues decreased period over period, the Company was able to improve net earnings in its wholesale business unit by $47,000 and its two way radio business unit by $84,000 during this quarter as compared to the same quarter last year.  These improvements were the result of additional sales efforts combined with continued management of expenses.  Additionally, during the first quarter of fiscal 2011, the Company issued stock options to the Company’s executive management and board of directors resulting in non-cash stock compensation charges of $264,000 during the quarter which is an increase of $133,000 over similar charges recorded during the same quarter last year.   Excluding the $264,000 in non-cash stock compensation charges for the quarter, the Company’s operations were slightly positive for the first quarter of fiscal 2011 but lower than targeted by management.  The Company expected to be awarded its GSA contract and have one of its supply agreements in place with a cellular manufacturer during the quarter, both of which were expected to contribute to earnings in the first quarter.  In September 2010, the GSA contract was awarded and the Company is continuing to work toward finalizing a supply agreement for cellular equipment for its wholesale business needs.

Significant Components of Operating Revenues and Expenses

Operating revenues are primarily generated from the Company’s cellular, wholesale and two-way radio operations and are comprised of a mix of service and installation revenues as well as product revenues.  Service and installation revenues are generated primarily from the Company’s cellular and two-way radio operations.  Within the cellular operations, the primary service revenues are generated by PCI from the sale of recurring cellular subscription services under several master distributor agreements with AT&T. Since 1984, the Company’s subsidiary, PCI, has held agreements with AT&T and its predecessor companies, which allowed PCI to offer cellular service and customer service to AT&T customers in exchange for certain compensation and fees.  PCI is responsible for the billing and collection of cellular charges from these customers and remits a percentage of the cellular billings generated to AT&T. Within the two-way radio operations, service revenues are generated by the sale of subscription radio services on the Company’s own radio network as well as from the sale of maintenance services on customer owned radio equipment.  The Company’s wholesale business generates service revenues from its car dealer expediter operations.

The majority of the Company’s product sales are generated by PCI’s wholesale operations and are comprised of cellular telephones, cellular accessories and 12-volt (automotive) mobile electronics, which are sold to smaller dealers and carriers throughout the United States. In addition, the wholesale business includes product sales from its car dealer expeditor business, which primarily consists of vehicle parts and accessories. Within the cellular operations of the Company, product sales are comprised primarily of cellular telephones and accessories sold through PCI’s retail stores, outside salespeople and agents to generate recurring cellular subscription revenues. The two-way radio operations’ products are comprised of radios and service parts for radio communication systems and public safety equipment.

Cost of providing service and installation consists primarily of costs related to supporting PCI’s cellular subscriber base under the master distributor agreement with AT&T including:

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

Cost of products sold consists of the net book value of items sold from the Company’s operating segments, which are cellular telephones, accessories, two-way radio, public safety equipment and 12-volt mobile electronics and their related accessories as well as the expenses and write-downs of equipment and accessory inventory for shrinkage and obsolescence.  We recognize cost of products sold, other than costs related to write-downs of equipment and accessory inventory for shrinkage and obsolescence, when title passes to the customer.  In PCI’s wholesale operations, products and accessories are sold to customers at pricing above PCI’s cost. However, PCI will generally sell cellular telephones below cost to new and existing cellular service customers as an inducement to enter into one-year and two-year subscription contracts, to upgrade service and extend existing subscription contracts or in connection with other promotions.  The resulting equipment subsidy to the majority of PCI’s cellular customers is consistent with the cellular industry and is treated as an acquisition cost of the related recurring cellular subscription revenues.  This acquisition cost is expensed by the Company when the cellular equipment is sold with the expectation that the subsidy will be recovered through margins on the cellular subscription revenues over the contract term with the customer.

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

Service and Installation Revenue for the Three Months Ended August 31, 2010 and 2009

The service and installation revenues shown below have been grouped and are discussed by the Company’s reportable operating segments as defined under GAAP. The corporate category includes the service revenues that are not generated by the business operations of the Company that meet the quantitative requirements for segment reporting under GAAP.  The corporate service revenues primarily consist of revenues earned from a mineral rights lease the Company executed with Chesapeake Exploration, LLC, in June 2008.

(dollars in thousands)	Three Months Ended August 31,		2010 vs 2009
	2010	2009	$ Change	% Change

Service and installation revenue
Cellular operations
Gross cellular subscription billings	$10,901	$13,932	$(3,031)	-22%
Net revenue adjustment (revenue share due AT&T)	(5,637)	(7,737)	2,100	-27%
Cellular operations total service revenues:	5,264	6,195	(931)	-15%

Wholesale	30	17	13	76%
Two-way radio operations	426	406	20	5%
Corporate	17	41	(24)	-59%

Service and installation revenue	$5,737	$6,659	$(922)	-14%

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

The 22% decrease in the cellular operation’s gross cellular subscriptions billings for the three months ended August 31, 2010 compared to the same period in the prior fiscal year was due to a decrease in monthly access charges of approximately $1,656,000 which is a direct result of the Company’s declining cellular subscriber base.  The reduction in subscribers is largely due to the Company’s inability to offer the iPhone to its cellular customers resulting in PCI’s cellular subscribers being forced to transfer their service to AT&T in order to purchase the iPhone.  The Company had approximately 57,000 cellular subscribers as of August 31, 2010 compared to approximately 70,000 cellular subscribers as of August 31, 2009. Of the 13,000 subscribers lost since August 31, 2009, approximately 8,200 of these subscribers were lost to AT&T and of these, approximately 4,500 subscribers transferred to AT&T to purchase the iPhone.  In addition, the Company had a decrease in cellular service revenues related to custom feature, data and toll charges of  $453,000, $298,000 and $169,000, respectively, period over period.

Cost of Service and Installation for the Three Months Ended August 31, 2010 and 2009

Cost of service and installation expense consists of the following significant components:

(dollars in thousands)
	Three Months Ended August 31,		2010 vs 2009
	2010	2009	Change	% Change
Cost of service and installation
(exclusive of depreciation and amortization)
Cellular operations	$1,144	$1,555	$(411)	-26%
Wholesale operations	16	10	6	60%
Two-way radio operations	367	402	(35)	-9%

Total cost of service and installation	$1,527	$1,967	$(440)	-22%

The 26% decrease in cost of service and installation related to the Company’s cellular operations for  the three months ended August 31, 2010 compared to the same period in the prior fiscal year corresponds with the decrease in cellular service revenues, which is a result of the Company’s declining cellular subscriber base. Significant cost reductions from the Company’s cellular operations period over period includes a decrease in bad debt expense of approximately $131,000 and a decrease in costs associated with the Company’s phone warranty program of approximately $118,000.  In addition, salaries and other personnel benefits decreased by approximately $50,000 period over period due to a reduction in the cellular operations personnel.  The cellular customer service department had 50 employees as of August 31, 2010 compared to 58 employees as of August 31, 2009.

The 9% decrease in cost of service and installation related to the Company’s two-way operations for the three months ended August 31, 2010 compared to the same period in the prior fiscal year is primarily due to a decrease in network repairs related to the Company’s logic trunk radio (“LTR”) system of approximately $20,000.  In addition, the Company reduced personnel at its Garland two-way service location in the first quarter of fiscal year 2010, which resulted in a decrease of salaries and other personnel benefits of approximately $12,000 period over period.

Sales Revenue and Cost of Products Sold for the Three Months ended August 31, 2010 and 2009

(dollars in thousands)	Three Months Ended August 31,		2010 vs 2009
	2010	2009	$ Change	% Change

Product Sales Revenue
Cellular operations	$893	$1,569	$(676)	-43%
Wholesale operations	1,662	2,667	(1,005)	-38%
Two-way radio operations	684	562	122	22%
Corporate operations	2	2	-	0%

Total product sales revenue	$3,241	$4,800	$(1,559)	-32%

Cost of products sold
Cellular operations	1,078	1,588	(510)	-32%
Wholesale operations	1,261	2,378	(1,117)	-47%
Two-way radio operations	524	442	82	19%
Corporate operations	(1)	(4)	3	-75%

Cost of products sold	$2,862	$4,404	$(1,542)	-35%

Product sales revenue: The 43% decrease in product sales from the Company’s cellular operations for the three months ended August 31, 2010 compared to the same period in the prior fiscal year is primarily due to a decrease in cellular phone activations and upgrades. The Company activated 957 phones during the three months ended August 31, 2010 compared to 2,138 cellular phone activations during the three months ended August 31, 2009.  The reduction is primarily attributable to the termination of the Company’s Dallas / Fort Worth distribution agreement with AT&T on August 31, 2009. Subsequent to that date, the Company was prohibited from adding new customers to its Dallas / Fort Worth subscriber base. In addition, the Company had 839 fewer cellular phone upgrade transactions in the three months ended August 31, 2010 compared to  the three months ended August 31, 2009. Furthermore, product sales from the cellular operations decreased by approximately $249,000 period over period due to Company’s closing its Oklahoma T-Mobile locations during the second quarter of fiscal year 2010.

The 38% decrease in product sales from the Company’s wholesale operations for the three months ended August 31, 2010 compared to the same period in the prior fiscal year is primarily related to a decrease in  brokering cellular handsets to domestic and international cellular distributors. Sales of cellular handsets from the Company’s wholesale business decreased by approximately $687,000 for the three months ended August 31, 2010 compared to the three months ended August 31, 2009.  The Company is currently pursuing new suppliers of cellular handsets to support the wholesale brokerage business and anticipates it will ramp up this business quickly once a supplier agreement is in place. In addition, sales of car audio equipment from the Company’s wholesale business decreased by approximately $351,000 period over period due to the Company experiencing a weak demand for aftermarket car audio products due to a saturated market and fewer small to mid-size electronic retailers.

The 22% increase in product sales from the Company’s two-way radio operations for the three months ended August 31, 2010 compared to the same period in the prior fiscal year is primarily due to an  increase in sales of public safety equipment (“PSE”).  Product sales from the Company’s PSE business increased by approximately $75,000 period over period. In addition, two-way radio and parts sales increased by approximately $47,000 period over period.

Cost of products sold:  The 35% decrease in total cost of products sold is a direct result of a decrease in product sales revenues from the cellular and wholesale operations offset by an increase in sales and cost of products sold from the two-way operations.  The decrease in product costs from the Company’s cellular operations is a direct result of fewer cellular product sales due to the Company’s declining cellular subscriber base. Due to the pricing established across the cellular industry and the Company’s efforts to retain its existing cellular subscribers, cellular equipment sold in conjunction with a new service activation or the renewal of a service contract results in the Company’s subsidizing a substantial portion of the cost of the handset. Although the Company’s wholesale operations experienced a decrease in sales period over period, wholesale profit margins improved in the three months ended August 31, 2010 compared to the same period in the prior fiscal year due to the wholesale brokerage sales transactions in the three months ended August 31, 2009. These were primarily high volume, low margin sales. The increase in two-way cost of products corresponds with the increase in two-way radio and parts sales.

Selling and General and Administrative Expenses for the Three Months ended August 31, 2010 and 2009

Selling and general and administrative expenses consist of the following significant components:

(dollars in thousands)	Three Months Ended August 31,		2010 vs 2009
	2010	2009	$ Change	% Change

Selling and general and administrative
Salaries and other personnel expenses	$2,235	$2,521	$(286)	-11%
Office expense	445	517	(72)	-14%
Advertising expense	148	113	35	31%
Professional fees	430	573	(143)	-25%
Taxes and licenses fees	46	53	(7)	-13%
Stock-based compensation expense	264	131	133	102%
Other expenses	348	289	59	20%

Total selling and general and administrative	$3,916	$4,197	$(281)	-7%

The 11% decrease in salaries and other personnel expenses for the three months ended August 31, 2010 compared to the same period in the prior fiscal year is attributable to a decrease in personnel primarily due to the Company closing its Oklahoma T-Mobile locations in the second quarter of fiscal year 2010.  A reduction in the Company’s accruals related to the executive’s annual incentive bonus plans partially contributed to the decrease in salaries and other personnel benefits expense period over period. The executive bonus plan is based upon the Company’s financial performance and whether certain targets are met during the fiscal year. The executive bonus accrual is monitored throughout the fiscal year and adjusted quarterly.

The 14% decrease in office expense for the three months ended August 31, 2010 compared to the same period in the prior fiscal year is primarily related to a reduction in lease expenses.  The Company had lease expenses of approximately $46,000 related to the Oklahoma T-Mobile locations in the three months ended August 31, 2009 with no similar occurring transactions in the three months ended August 31, 2010 since the  locations were closed in the second quarter of fiscal year 2010. In addition, the Company decreased telecommunication expenses of approximately $28,000 period over period due to consolidating its corporate phone lines.

The 31% increase in advertising expense for the three months ended August 31, 2010 compared to the same period in the prior fiscal year is due to the Company receiving advertising reimbursements from certain vendors for achieving sales based objectives.  During the three months ended August 31, 2010, the Company received approximately $38,000 in advertising reimbursements compared to no similar occurring transactions in the three months ended August 31, 2009.

The 25% decrease in professional fees for the three months ended August 31, 2010 compared to the same period in the prior fiscal year is due to a reduction in legal fees of approximately $233,000 primarily due to legal costs associated with defending the Company in a trademark infringement litigation in fiscal year 2010. The Company settled the trademark litigation in the fourth quarter of fiscal year 2010.  The decrease in legal expenses are partially offset by an increase in investor relation expenses of approximately $91,000 period over period. These fees are primarily related to the Company hiring a public relations firm to help promote the Company within the investment community.

The 102% increase in stock-based compensation expense for the three months ended August 31, 2010 compared to the same period in the prior fiscal year is due to an  increase in the number of stock options granted to the Company’s executive management and Board of Directors in June 2010 as well as an increase in the market value of the underlying common stock since the prior year which drove an increase in the computed fair value of the options. During the first quarter of fiscal year 2011, the Company granted an additional 1,093,167 in stock options which contributed to the increase in stock compensation expense quarter over quarter.

The 20% increase in other expenses for the three months ended August 31, 2010 compared to the same period in the prior fiscal year is attributable to an increase in corporate travel expenses of approximately $37,000.  In addition, the Company experienced an increase dues and subscription costs of approximately $17,000 period over period primarily related to monthly fees incurred for a sales software  program.

Other Operating Expenses for the Three Months Ended August 31, 2010 and 2009

(dollars in thousands)	Three Months Ended August 31,		2010 vs 2009
	2010	2009	$ Change	% Change
Other Operating Expenses
Depreciation and amortization	$279	$327	$(48)	-15%

Depreciation and amortization:  Depreciation and amortization expense as reported is comprised of the following:

(dollars in thousands)	Three Months Ended August 31,		2010 vs 2009
	2010	2009	$ Change	% Change
Other Operating Expenses
Depreciation	$73	$103	$(30)	-29%
Amortization	206	224	(18)	-8%

Total other operating expenses	$279	$327	$(48)	-15%

The 29% decrease in depreciation expense for the three months ended August 31, 2010 compared to the same period in the prior fiscal year is attributable to the Company’s minimal purchases of fixed assets for its corporate offices and retail locations. In addition, the age of certain existing capital assets also contributed to the decrease in depreciation expense period over period. The 8% decrease in amortization expense for the three months ended August 31, 2010 compared to the three months ended August 31, 2009 is due to certain loan origination fees that became fully amortized in fiscal year 2010.

Interest Expense, Net of Interest Income for the Three Months Ended August 31, 2010 and 2009

(dollars in thousands)	Three Months Ended August 31,		2010 vs 2009
	2010	2009	$ Change	% Change
Interest Expense (Income)
Mortgage debt	$39	$42	$(3)	-7%
Thermo factoring debt	-	306	(306)	-100%
Thermo revolving credit facility	502	140	362	259%
Warrant redemption notes payable	26	35	(9)	-26%
Other	1	(21)	22	-105%

Total interest expense, net	$568	$502	$66	13%

The 13% increase in interest expense, net for the three months ended August 31, 2010 compared to the same period in the prior fiscal year is due to an increase in interest expense related to the Thermo revolving credit facility.  In August 2009, the Company combined its Thermo factoring debt facility and the Thermo revolving credit facility into a single debt facility by expanding the revolving credit facility to allow the Company to retire the Thermo factoring debt.  The debt restructure included a change in the calculation of interest related to the Company’s debt balance with Thermo and increased interest expense by approximately $56,000 period over period.

Income Tax Expense for the Three Months Ended August 31, 2010 and 2009

In the two periods presented, the combined operations of the Company did not generate a federal tax liability.  In the three months ended August 31, 2010 and 2009, the Company recorded $56,000 and $62,000 in state tax expenses, respectively. The state tax expense relates primarily to the Texas margin tax, which was initially implemented by the state effective January 1, 2008.  The margin tax is calculated by using the Company’s gross receipts from business conducted in Texas each fiscal year less a cost of goods sold deduction.  Due to a reduction in the Company’s gross receipts in Texas, the Texas state tax expense decreased in the three months ended August 31, 2010 compared to the three months ended August 31, 2009.

Financial Condition as of August 31, 2010

(dollars in thousands)	Three Months Ended August 31,		2010 vs 2009
	2010	2009	$ Change

Cash provided by (used in) operating activities	$67	$(762)	$829
Cash (used in) provided by investing activities	(150)	582	(732)
Cash used in financing activities	(662)	(706)	44
Net decrease in cash	$(745)	$(886)	$141

Liquidity and Capital Resources

As of August 31, 2010, the Company had approximately $4,200,000 cash on hand and a working capital deficit of approximately $2,000,000 as of August 31, 2010 compared to a deficit of approximately $1,200,000 as of May 31, 2010. Although the Company recorded a net loss in the first quarter of fiscal year 2010, it had positive operating results and generated sufficient cash to service its liabilities, including its fiscal year 2010 accrued bonuses as well as increase its investment in inventory to support its growth initiatives in the three months ended August, 31, 2010.

During fiscal year 2011, the Company expects its wholesale and two-way operations to continue to improve through the restructuring of its sales personnel and expects increased sales since the Company was awarded the GSA contract in September 2010 (see Note 16 – “Subsequent Event” for additional information on the GSA contract). In addition, the Company believes it can maintain a profitable cellular business although its cellular subscriber base continues to decline. Through the remainder of the fiscal year, the Company will continue to focus on providing superior customer service to its existing cellular subscriber base while maximizing revenues through the cellular services offered by PCI and adding additional subscribers in the markets where permitted by AT&T. In addition, the Company is actively pursuing business acquisitions and believes those businesses, once acquired, will add additional revenue and profits to the Company’s existing operations.  The Company believes it has sufficient cash and cash availability under its current financing facilities to meet its obligations during the upcoming 12 months.   Historically, the Company has demonstrated its ability to manage expenses to drive material results to the Company.  During fiscal year 2011, the Company anticipates seeking further cost reduction initiatives for selling and general and administrative expenses as it continues to maximize profitability in all its business units by closely monitoring overhead expenses.  For the remainder of fiscal year 2011, the total debt service obligations for the Company are approximately $2,400,000.  Considering the cash on hand, cash availability under the Thermo loan facility to fund the expansion of the business, cash generated on a monthly basis from the billable subscriber base under the continuing portion of the AT&T distribution agreements and the payment terms available for obligations owing to AT&T, the Company believes it will have sufficient cash to meet its obligations for at least the 12 months following the date of this Report.

Operating Activities

The increase in cash provided by the Company’s operating activities during the three months ended August 31, 2010 compared to the three months ended August 31, 2009 is attributable to additional payments made against the Company’s accounts payable of approximately $1,400,000 during the first quarter of fiscal year 2010. The payments primarily related to revenue share invoices payable to AT&T. The increase in cash is offset by the Company decreasing its accrued liabilities period over period primarily related to fiscal year 2010 bonus payments of approximately $591,000 in the first quarter of fiscal year 2011.

Investing Activities

The decrease in cash provided by the Company’s investing activities for the three months ended August 31, 2010 compared to three months ended August 31, 2009 is due to cash receipts received during the first quarter of fiscal year 2010 against former notes receivable. In addition, the Company increased its capital expenditures by approximately $81,000 and made a payment of $150,000 related to the trademark license (see Note 9 – “Trademark Purchase Obligation” for addition information on the trademark license) in the three months ended August 31, 2010 compared to the three months ended August 31, 2009.  The decrease in cash was partially offset by the redemption of a $100,000 certificate of deposit in the first quarter of fiscal year 2011.

Financing Activities

The decrease in cash used by the Company’s financing activities for the three months ended August 31, 2010 compared to the three months ended August 31, 2009 is primarily attributable to the purchase of treasury stock of approximately $31,000 in the first quarter of fiscal year 2010.

Off-Balance Sheet Transactions

The Company does not engage in off-balance sheet transactions.

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

Accounts receivable are presented net of an allowance for doubtful accounts of $363,000 and $407,000 at August 31, 2010 and May 31, 2010, respectively.  Based on the information available to the Company, management believes the allowance for doubtful accounts as of those periods are adequate.  However, actual write-offs may exceed the recorded allowance.

The Company evaluates its write-offs on a monthly basis.  The Company determines which accounts are uncollectible, and those balances are written-off against the Company’s allowance for doubtful accounts balance.

Reserve for Inventory Obsolescence: Inventories are stated at the lower of cost (primarily on a moving average basis), which approximates actual cost determined on a first-in, first-out (“FIFO”) basis, or fair market value and are comprised of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors, including recent sales trends, industry market conditions and economic conditions. In assessing the reserve, management also considers price protection credits the Company expects to recover from its vendors when the vendor cost on certain inventory items is reduced shortly after purchase of the inventory by the Company.  In addition, management establishes specific valuation allowances for discontinued inventory based on its prior experience of liquidating this type of inventory.  Through the Company’s wholesale and Internet distribution channels, it is successful in liquidating the majority of any inventory that becomes obsolete.  The Company has many different electronics suppliers, all of which provide reasonable notification of model changes, which allows the Company to minimize its level of discontinued or obsolete inventory. Actual results could differ from those estimates.  Inventories are stated on the Company’s consolidated balance sheet net of a reserve for obsolescence of $218,000 and $232,000 at August 31, 2010 and May 31, 2010, respectively.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company did not have any foreign currency hedges or other derivative financial instruments as of August 31, 2010.  We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments.  Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

Item 4. Controls and Procedures

Controls and procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer (the “Certifying Officers”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Certifying Officers concluded that, as of August 31, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

For a detailed description of the Company’s legal proceedings and legal action Notice and Initial Statement of Claim, please refer to the related Form 8-K, filed with the SEC October 1, 2009, which is incorporated by reference herein.

Item 1A.   Risk Factors

Except as set forth below, there were no material changes from the risk factors as previously disclosed in our Annual Report for the fiscal year ended May 31, 2010 filed with the SEC on August 30, 2010.

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

The launch of the iPhone in June 2007 and AT&T’s refusal to allow the Company to sell the iPhone has resulted in a steady decline in the Company’s subscriber base (see Item 1. Legal Proceedings for discussion of the action brought against AT&T related to the iPhone and other matters). This decline in the Company’s customer base was accelerated as a result of the expiration of the Company’s primary DFW distribution agreement with AT&T in August 2009. The Company continues to battle the losses of subscribers to AT&T and is currently seeking relief through a binding arbitration process that it initiated in September 2009. As AT&T continues to release new products or services that are not made available to the Company, losses of cellular subscribers will continue. If any of these products or services become in extraordinary demand or are required by consumers or businesses, the result could be an acceleration of cellular subscriber losses to AT&T.  Although the Company does maintain contracts varying from one to two years with its current customer base for cellular service, the customer may voluntarily elect to transfer to another carrier, including AT&T, at any time and incur a penalty fee. If expenses related to the Company’s cellular operations are not adjusted accordingly due to a declining subscriber base, the Company will rely upon its other business units to replace the revenue and income loss from its cellular operations. We can provide no assurance that any of our other existing business units could generate enough revenue in a timely manner to cover the losses sustained from a rapidly declining cellular subscriber base. We also can provide no assurance that our customers will continue to purchase products or services from us or that their purchases will be at the same or greater levels than in prior periods.

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

Item 4.     Removed and Reserved

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

Date: October 14, 2010	TELETOUCH COMMUNICATIONS, INC.
Registrant

	By:	/s/ Robert M. McMurrey
Robert M. McMurrey Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Douglas E. Sloan
Douglas E. Sloan Chief Financial Officer (Principal Financial and Accounting Officer)