Form 10-Q
period 2010-11-30
TELETOUCH COMMUNICATIONS INC
filed 2011-01-14
CIK 928659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2010

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date:  Common Stock, $0.001 par value, 48,739,002 shares at January 14, 2011.

TELETOUCH COMMUNICATIONS, INC.

TABLE OF CONTENTS

		Page No.

Part I. Financial Information

Item 1.	Financial Statements - Teletouch Communications, Inc .	4

	Consolidated Balance Sheets as of November 30, 2010 (unaudited)
	and May 31, 2010 (unaudited)	4

	Consolidated Statements of Operations – Three and Six Months
	Ended November 30, 2010 (unaudited) and November 30, 2009
	(unaudited)	6

	Consolidated Statements of Cash Flows - Six Months Ended
	November 30, 2010 (unaudited) and November 30, 2009 (unaudited)	7

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51

Item 4.	Controls and Procedures	52

Part II. Other Information

Item 1.	Legal Proceedings	54

Item 1A.	Risk Factors	55

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59

Item 3.	Defaults Upon Senior Securities	59

Item 4.	Removed and Reserved	59

Item 5.	Other Information	59

Item 6.	Exhibits	59

	Signatures	60

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

PART 1 – FINANCIAL INFORMATION

Item 1.   Financial Statements

TELETOUCH COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

ASSETS

	November 30,	May 31,
	2010	2010
CURRENT ASSETS:

Cash	$2,411	$4,932
Certificates of deposit-restricted	50	150
Accounts receivable, net of allowance of $403 at November 30, 2010 and $407 at May 31, 2010	3,752	3,967
Accounts receivable-related party	8	-
Unbilled accounts receivable	2,232	2,592
Inventories, net of reserve of $231 at November 30, 2010 and $232 at May 31, 2010	1,170	1,049
Notes receivable	2	15
Prepaid expenses and other current assets	940	1,288
Patent held for sale	257	257
Total Current Assets	10,822	14,250

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $6,183 at November 30, 2010 and $6,039 at May 31, 2010	2,775	2,749

GOODWILL	343	343

INTANGIBLE ASSETS, net of accumulated amortization of $9,426 at November 30, 2010 and $8,964 at May 31, 2010	3,925	4,342

TOTAL ASSETS	$17,865	$21,684

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ DEFICIT
	November 30,	May 31,
	2010	2010
CURRENT LIABILITIES:

Accounts payable	$7,005	$7,964
Accounts payable-related party	-	111
Accrued expenses and other current liabilities	4,598	5,517
Current portion of long-term debt	1,489	1,412
Current portion of trademark purchase obligation	150	150
Deferred revenue	384	336
Total Current Liabilities	13,626	15,490

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	13,312	14,487
Long-term trademark purchase obligation, net of current portion	200	350
Total Long Term Liabilities	13,512	14,837

TOTAL LIABILITIES	27,138	30,327

COMMITMENTS AND CONTINGENCIES (NOTE 11)	-	-

SHAREHOLDERS' DEFICIT:
Common stock, $.001 par value, 70,000,000 shares authorized, 49,916,189 shares issued and 48,739,002 shares outstanding at November 30, 2010 and May 31, 2010	50	50
Additional paid-in capital	51,491	51,186
Treasury stock, 1,177,187 shares held at November 30, 2010 and May 31, 2010	(216)	(216)
Accumulated deficit	(60,598)	(59,663)
Total Shareholders' Deficit	(9,273)	(8,643)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$17,865	$21,684

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2010	2009	2010	2009

Operating revenues:
Service and installation revenue	$5,127	$6,556	$10,862	$13,214
Product sales revenue	3,817	7,323	7,059	12,123
Total operating revenues	8,944	13,879	17,921	25,337

Operating expenses:
Cost of service and installation (exclusive of depreciation and amortization included below)	1,520	1,910	3,047	3,875
Cost of products sold	3,493	6,668	6,355	11,072
Selling and general and administrative	3,746	3,975	7,664	8,173
Depreciation and amortization	284	319	561	645
Loss (gain) on disposal of assets	(1)	-	(1)	1
Total operating expenses	9,042	12,872	17,626	23,766
Income (loss) from operations	(98)	1,007	295	1,571

Interest expense, net	(551)	(569)	(1,118)	(1,072)

Income (loss) before income tax expense	(649)	438	(823)	499
Income tax expense	56	62	112	123
Net income (loss)	$(705)	$376	$(935)	$376

Income (loss) per share applicable to common shareholders - basic and diluted	$(0.01)	$0.01	$(0.02)	$0.01

Weighted average basic and diluted shares outstanding	48,739,002	48,739,002	48,739,002	48,817,674

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	November 30,
	2010	2009
Operating Activities:
Net income (loss)	$(935)	$376
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	561	645
Non-cash compensation expense	305	169
Non-cash interest expense	49	32
Provision for losses on accounts receivable	193	489
Provision for inventory obsolescence	48	3
Loss (gain) on disposal of assets	(1)	1
Changes in operating assets and liabilities:
Accounts receivable	370	227
Inventories	(169)	(386)
Prepaid expenses and other assets	348	55
Accounts payable	(1,070)	(1,362)
Accrued expenses and other current liabilities	(919)	(592)
Deferred revenue	48	(40)
Net cash used in operating activities	(1,172)	(383)

Investing Activities:
Capital expenditures	(174)	(40)
Purchase of intangible asset	(31)	-
Redemption of certificates of deposit	100	200
Net proceeds from sale of assets	1	2
Receipts from notes receivable	3	601
Net cash (used in) provided by investing activities	(101)	763

Financing Activities:
Proceeds from long-term debt	-	1,373
Payments on long-term debt	(1,098)	(956)
Purchase of trademark license	(150)	-
Purchase of treasury stock	-	(31)
Net cash (used in) provided by financing activities	(1,248)	386

Net (decrease) increase in cash	(2,521)	766
Cash at beginning of period	4,932	4,642

Cash at end of period	$2,411	$5,408
Supplemental Cash Flow Data:
Cash payments for interest	$1,118	$1,040
Cash payments for income taxes	$41	$272
Non-Cash Transactions:
Capitalization of loan origination fees	$-	$244
Intangible asset received for payment of note receivable	$10	$257
Intangible asset received for payment of accounts receivable	$4	$-
Fixed assets received for payment of note receivable	$-	$25

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

For over 46 years, Teletouch together with its predecessors has offered a comprehensive suite of telecommunications products and services including cellular, two-way radio, GPS-telemetry, wireless messaging and public safety equipment. As of November 30, 2010, the Company operated 24 retail and agent locations in Texas but closed 4 of these locations following a restructuring completed in December 2010, leaving 20 operating retail and agent locations as of the date of this Report.  Locations include both “Teletouch” and “Hawk Electronics” branded in-line and free-standing stores and service centers. The Teletouch branded locations offer the Company’s two-way radio products and services as well as public safety equipment to state, city and local entities as well as commercial businesses. Teletouch’s wholly-owned subsidiary, Progressive Concepts, Inc. (“PCI”) is a Master Distributor and Authorized Provider of cellular voice, data and entertainment services though AT&T Mobility (“AT&T”) to consumers, businesses and government agencies and markets these services under the Hawk Electronics brand name. For over 26 years, PCI has offered various communication services on a direct bill basis and today services approximately 54,000 cellular subscribers. PCI sells consumer electronics products and cellular services through its stores, its own network of Hawk-branded sub-agents stores, its own direct sales force and on the Internet at various sites, including its primary consumer-facing sites: www.hawkelectronics.com, www.hawkwireless.com.  and www.hawkexpress.com. The Company handles all aspects of the wireless customer relationship, including:

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

Certificates of Deposit-Restricted:  From time to time, the Company is required to issue standby letters of credit to it suppliers to secure purchases made under the credit terms provided by these suppliers. The Company deposits funds into a certificate of deposit and instructs that bank to issue the standby letter of credit to the benefit of the supplier. All such funds are reported as restricted funds until such time as the supplier releases the letter of credit requirement. As of November 30, 2010 and May 31, 2010, the Company had $50,000 and $150,000 deposited in certificate of deposits, respectively, securing standby letters of credit with its suppliers.

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

Accounts receivable are presented net of an allowance for doubtful accounts of $403,000 and $407,000 at November 30, 2010 and May 31, 2010, respectively.  Based on the information available to the Company, management believes the allowance for doubtful accounts as of those periods are adequate.  However, actual write-offs may exceed the recorded allowance.

The Company evaluates its write-offs on a monthly basis.  The Company determines which accounts are uncollectible, and those balances are written-off against the Company’s allowance for doubtful accounts.

Reserve for Inventory Obsolescence:  Inventories are stated at the lower of cost (primarily on a moving average basis), which approximates actual cost determined on a first-in, first-out (“FIFO”) basis, or fair market value and are comprised of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors including recent sales trends, industry market conditions and economic conditions. In assessing the reserve, management also considers price protection credits the Company expects to recover from its vendors when the vendor cost on certain inventory items is reduced shortly after the purchase of the inventory by the Company. In addition, management establishes specific valuation allowances for discontinued inventory based on its prior experience liquidating this type of inventory.  Through the Company’s wholesale and internet distribution channels, it is successful in liquidating the majority of any inventory that becomes obsolete.  The Company has many different cellular handset, radio and other electronics suppliers, all of which provide reasonable notification of model changes, which allows the Company to minimize its level of discontinued or obsolete inventory. Inventories are presented net of a reserve for obsolescence of $231,000 and $232,000 at November 30, 2010 and May 31, 2010, respectively. Actual obsolescence could differ from those estimates.

Property and Equipment:  Property and equipment are recorded at cost. Depreciation is computed using the straight-line method. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Upon the sale or abandonment of an asset, the cost and related accumulated depreciation are removed from the Company’s balance sheet, and any gains or losses on those assets are reflected in the accompanying consolidated statement of operations of the respective period. The Company’s estimated useful lives for its major classes of property and equipment assets are as follows:

Buildings and improvements	5-30 years
Two-way network infrastructure	5-15 years
Office and computer equipment	3-5 years
Signs and displays	5-10 years
Other equipment	3-5 years
Leasehold improvements	Shorter of estimated useful life or term of lease

Intangible Assets:  The Company’s intangible assets are comprised of certain definite lived assets as well as two indefinite lived assets. Indefinite lived intangible assets are not amortized but evaluated annually (or more frequently) for impairment under ASC 350, Intangibles-Goodwill and Other, (“ASC 350”).  Definite lived intangible assets, including capitalized loan origination costs, the purchase and development of key distribution agreements, purchased subscriber bases and acquisition costs related to FCC licenses and the Government Services Administration (“GSA”) contract and are amortized over the estimated useful life of the asset and reviewed for impairment upon any triggering event that gives rise to any question as to the assets’ ultimate recoverability as prescribed under ASC 360, Property, Plant and Equipment, (“ASC 360”).

Indefinite Lived Intangible Assets: The Company has two indefinite lived intangible assets, goodwill and a purchased perpetual trademark license. Goodwill acquired in a business combination and intangible assets determined to have an indefinite useful life are not amortized but instead tested for impairment at least annually in accordance with the provisions of ASC 350.  The goodwill impairment model prescribed by ASC 350 is a two-step process. The first step compares the fair value of a reporting unit that has goodwill assigned to its carrying value. The fair value of a reporting unit using discounted cash flow analysis is estimated. If the fair value of the reporting unit is determined to be less than its carrying value, a second step is performed to compute the amount of goodwill impairment, if any. Step two allocates the fair value of the reporting unit to the reporting unit’s net assets other than goodwill. The excess of the reporting unit’s fair value over the amounts assigned to its net assets other than goodwill is considered the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the carrying value of its goodwill. Any shortfall represents the amount of goodwill impairment. The goodwill recorded in the Company’s consolidated balance sheet was acquired in January 2004 for $894,000 as part of the purchase of the two-way radio assets of DCAE, Inc.  During the fourth quarter of fiscal year 2005, this goodwill was deemed impaired as a result of losses in revenues and profitability in the Company’s two-way radio segment (the “reporting unit” under ASC 350) and the goodwill was written down to $343,000.  The Company tests this goodwill annually on March 1st, the first day of its fourth fiscal quarter, of each year unless an event occurs that would cause the Company to believe the value is impaired at an interim date.

In May 2010, Progressive Concepts, Inc., purchased a perpetual trademark license to use the trademark “Hawk Electronics” (see Note – 9 “Trademark Purchase Obligation” for additional discussion). In accordance with ASC 350, an entity shall evaluate the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. As mentioned above, the guidance under ASC 350 also states an intangible asset that is not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired.  The impairment test shall consist of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to the excess.

The Company initially evaluated PCI’s perpetual trademark license asset at May 31, 2010, and determined the fair value of the license exceeded its carrying value; therefore, no impairment was recorded. The fair value of the perpetual trademark license was based upon the discounted estimated future cash flows of the Company’s cellular business. The Company will continue to evaluate whether events and circumstances occur that would no longer support an indefinite life for its perpetual trademark license.  The Company will test this license annually on March 1st, the first day of its fourth fiscal quarter, of each year for impairment unless an event occurs that would cause the Company to believe the value is impaired at an interim date.

Definite Lived Intangible Assets: Definite lived intangible assets consist of the capitalized cost associated with acquiring the AT&T distribution agreements, purchased subscriber bases, FCC licenses, Government Services Administration (“GSA”) contract, internally developed software and loan origination costs. The Company does not capitalize customer acquisition costs in the normal course of business but would capitalize the purchase costs of acquiring customers from a third party. Intangible assets are carried at cost less accumulated amortization. Amortization on the AT&T distribution agreements is computed using the straight-line method over the contract’s expected life.  The estimated useful lives for the intangible assets are as follows:

AT&T distribution agreements and subscriber bases	1-13 years
FCC licenses	9 years
Government Services Administration contract	5 years
Internally developed software	3 years

The Company defers certain direct costs in obtaining loans and amortizes such amounts using the straight-line method over the expected life of the loan, which approximates the effective interest method as follows:

Loan origination costs	2-5 years

As of November 30, 2010, the most significant intangible assets remaining that continue to be amortized are the AT&T distribution agreements and subscriber bases.  The DFW and San Antonio AT&T cellular distribution agreements will continue to be amortized through August 31, 2014 and December 31, 2013, respectively, or for approximately 3.8 and 3.1 years, respectively.

The AT&T distribution agreement assets represent contracts that the Company has with AT&T, under which the Company is allowed to provide cellular services to its customers. Although the Company has sustained losses in recent years, management has evaluated this asset in light of the fair value of each of the cellular subscribers that the Company services.  Included in the provisions of the primary contract with AT&T (DFW market) is a liquidated damages provision, which defines a value of $1,000 for each cellular telephone number assigned to a customer and billed by the Company (“Subscriber”, as defined in the agreement) to be paid to the Company if AT&T were to solicit or take any or all of the Subscribers from PCI. Under the terms of the DFW market distribution agreement with AT&T, which expired on August 31, 2009, AT&T must continue to provide airtime to the Company as long as the subscribers choose to remain on service, or at AT&T’s option, AT&T could “buy-back” the subscribers from the Company for the $1,000 liquidated damages per subscriber line provided for by the agreement. The total value of the cellular subscriber base provided for by the liquidated damages provision contained in the contract exceeds the carrying value of the asset at all periods presented herein.  The Company regularly forecasts the expected cash flows to be derived from this cellular subscriber base and as of the date of this Report those expected cash flows also exceed the carrying value of the asset.

Amortization of the AT&T distribution agreements, subscriber bases, FCC licenses, GSA contract and internally developed software is considered an operating expense and included in “Depreciation and Amortization” in the accompanying consolidated statements of operations.  The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life.

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

Asset Held for Sale: In accordance with ASC 360, the Company will reclassify certain long-lived assets as a current asset held for sale on the Company’s consolidated balance sheets if certain requirements are met.  In order for an asset to be held for sale under the provisions of ASC 360, management must determine the asset is to be held for sale in its current condition, an active plan to complete the sale of the asset has been initiated and the sale of the asset is probable within one year. The Company evaluated the hotspot network patent it acquired during the public auction of Air-bank, Inc.’s assets in July 2009 and has determined this asset met all the criteria for an asset held for sale under ASC 360.  At November 30, 2010, the patent is recorded as a current asset held for sale on the Company’s consolidated balance sheet for approximately $257,000 as the Company is actively pursuing the sale of this patent through a broker. The Company has received no formal offers to purchase the patent from potential buyers but has received several expressions of interest from qualified buyers who have indicated the market value of the patent exceeds the carrying value as of November 30, 2010. The Company is attempting to sell the patent by the end of fiscal year 2011.  In the event the Company is unable to sell the patent by the end of fiscal year 2011, the patent will be re-classified to long-lived intangible assets and the carrying value will be adjusted to the patent’s fair value giving consideration to our inability to sell this asset since June 2009.

Contingencies: The Company accounts for contingencies in accordance with ASC 450, Contingencies (“ASC 450”). ASC 450 requires that an estimated loss from a loss contingency shall be accrued when information available prior to issuance of the financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and when the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal and contract dispute matters requires us to use our judgment. We believe that our accruals or disclosures related to these matters are adequate. Nevertheless, the actual loss from a loss contingency might differ from our estimates.

Provision for Income Taxes: The Company accounts for income taxes in accordance with ASC 740, Income Taxes, (“ASC 740”) using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences, net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods.  As of November 30, 2010 and May 31, 2010, the Company has recorded a valuation allowance against the full amount of its net deferred tax assets. Although the Company had taxable income for fiscal year 2010, it is currently unable to reasonably forecast taxable income beyond fiscal year 2010.  The inability to forecast taxable income in future years makes it more likely than not that the Company will not realize its recorded deferred tax assets in future periods.

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

Since 1984, Teletouch’s subsidiary, PCI, has held agreements with AT&T or one of its predecessor companies, which allowed PCI to offer cellular service and provide the billing and customer services to its subscribers. PCI is compensated for the services it provides based upon sharing a portion of the monthly billings revenues with AT&T.  PCI is responsible for the billing and collection of cellular charges from these customers and remits the majority of the cellular billings generated to AT&T and keeps the remainder of these billings as compensation for providing the billing and customer service functions for these customers.  Based on its relationship with AT&T, the Company has evaluated its reporting of revenues under ASC 605-45, Revenue Recognition, Principal Agent Considerations (“ASC 605-45”) associated with its services attached to the AT&T agreements.  Included in ASC 605-45 are eight indicators that must be evaluated to support reporting gross revenue.  These indicators are (i) the entity is the primary obligor in the arrangement, (ii) the entity has general inventory risk before customer order is placed or upon customer return, (iii) the entity has latitude in establishing price, (iv) the entity changes the product or performs part of the service, (v) the entity has discretion in supplier selection, (vi) the entity is involved in the determination of product or service specifications, (vii) the entity has physical loss inventory risk after customer order or during shipment and (viii) the entity has credit risk.  In addition, ASC 605-45 includes three additional indicators that support reporting net revenue.  These indicators are (i) the entity’s supplier is the primary obligor in the arrangement, (ii) the amount the entity earns is fixed and (iii) the supplier has credit risk. Based on its assessment of the indicators listed in ASC 605-45, the Company has concluded that the AT&T services provided by PCI should be reported on a net basis. Also in accordance with ASC 605-45, sales tax amounts invoiced to our customers have been recorded on a net basis and have no impact on our consolidated financial statements.

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

Stock-based Compensation: At November 30, 2010 the Company had two stock-based compensation plans for employees and nonemployee directors, which authorize the granting of various equity-based incentives including stock options and stock appreciation rights.

The Company accounts for stock-based awards to employees in accordance with ASC 718, Compensation-Stock Compensation, (“ASC 718”) and for stock based awards to non-employees in accordance with ASC 505-50, Equity, Equity-Based Payments to Non-Employees (“ASC 505-50”). Under both ASC 718 and ASC 505-50, the Company uses a fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. For share option instruments issued, compensation cost is recognized ratably using the straight-line method over the expected vesting period.

Cash flows resulting from excess tax benefits are classified as a financing activity. Excess tax benefits are realized from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits as a result of any exercises of stock options in the six months ended November 30, 2010 and 2009 because the Company provided for a full valuation allowance against all accrued future tax benefits for all periods presented until its operations improve and the Company is able to forecast taxable income in the future sufficient to utilize its deferred tax assets.

For the six months ended November 30, 2010 and 2009, the Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option pricing model. The Company has determined that the best measure of expected volatility is based on the historical daily volatility of the Company’s common stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for options issued in the six months ended November 30, 2010 ranged from 127.22% to 135.33% and was 240.4% for the options issued in the six months ended November 30, 2009.  The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107 with the continued use of this method extended under the provisions of Staff Accounting Bulletin No. 110. Under this formula, the expected term is equal to: ((weighted-average vesting term + original contractual term)/2). The expected term used by the Company as computed by this method for options issued in the six months ended November 30, 2010 ranged from 5.0 years to 6.0 years and was 5.0 years for the options issued in the six months ended November 30, 2009. The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for options issued in the six months ended November 30, 2010 ranged from 2.05% to 2.42% and was 2.55% for the options issued in the six months ended November 30, 2009. Dividend yield is zero for these options as the Company does not expect to declare any dividends on its common shares in the foreseeable future.

In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption.  The Company has estimated an annualized forfeiture rate of 0.0% for the stock options granted to senior management and the Company’s directors in the six months ended November 30, 2010 and 2009.  The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

Options exercisable at November 30, 2010 and May 31, 2010 totaled 4,652,098 and 3,054,545, respectively.  The weighted-average exercise price per share of options exercisable at November 30, 2010 and May 31, 2010  was $0.27 with remaining weighted-average contractual terms of approximately 7.2 years and 7.0 years, respectively.

The weighted-average grant date fair value of options granted during the six months ended November 30, 2010 and 2009 was $0.30 and $0.11, respectively.

At November 30, 2010, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $149,000, which will be amortized over the weighted-average remaining requisite service period of 1.13 years.

Income (loss) Per Share:  In accordance with ASC 260, Earnings Per Share, basic income (loss) per share (“EPS”) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding including any dilutive securities outstanding.  At November 30, 2010, the Company’s outstanding common stock options totaled 5,656,483 and were not included in the computation of diluted earnings per share due to their antidilutive effect as a result of the net loss incurred during the three and six months ended November 30, 2010. At November 30, 2009, the Company’s outstanding common stock options totaled 4,603,982 and were excluded from the diluted earnings per share calculation for the three and six months ended November 30, 2009 because the options were not dilutive due to their exercise price exceeding the Company’s market price of its common stock at November 30, 2009.

Recently Issued Accounting Standards:

In  December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-28, Intangibles-Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, (“ASU 2010-28”). ASU 2010-28 modifies the two-step goodwill impairment testing process for entities that have a reporting unit with a zero or negative carrying amount. For those reporting units, an entity is required to perform step 2 of the goodwill impairment test if it is more likely than not that goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment exists. This new standard is effective for the Company beginning June 1, 2011. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial positions or results of operations.

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

The Company reports its revenues related to the AT&T services on a net basis in accordance with ASC 605-45 as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2010	2009	2010	2009

Gross service and installation billings	$10,502	$13,782	$21,874	$28,177
Less: Direct costs paid to AT&T	(5,375)	(7,226)	(11,012)	(14,963)
Net service and installation revenue	$5,127	$6,556	$10,862	$13,214

Gross service and installation billings include gross cellular subscription billings, which are measured as the total recurring monthly cellular service charges invoiced to PCI’s cellular subscribers from which a fixed percentage of the dollars invoiced are retained by PCI as compensation for the billing and support services it provides to these subscribers. PCI remits a fixed percentage of the gross cellular subscription billings to AT&T and absorbs 100% of any bad debt associated with the gross cellular subscription billings under the terms of its distribution agreement with AT&T.

NOTE 4 – INVENTORY

The following table reflects the components of inventory (in thousands):

	November 30, 2010			May 31, 2010
	Cost	Reserve	Net Value	Cost	Reserve	Net Value
Phones and related accessories	$589	$(57)	$532	$557	$(69)	$488
Automotive products	383	(44)	339	284	(42)	242
Satellite products	13	(2)	11	18	(4)	14
Two-way products	409	(126)	283	418	(115)	303
Other	7	(2)	5	4	(2)	2

Total inventory and reserves	$1,401	$(231)	$1,170	$1,281	$(232)	$1,049

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	November 30, 2010	May 31, 2010

Land	$774	$774
Buildings and leasehold improvements	3,113	3,056
Two-way network infrastructure	1,055	1,055
Office and computer equipment	2,819	2,716
Signs and displays	793	790
Other equipment	404	397
	$8,958	$8,788
Less:
Accumulated depreciation and amortization	(6,183)	(6,039)
	$2,775	$2,749

Depreciation and amortization expense related to property and equipment was approximately $76,000 and $95,000 for the three months ended November 30, 2010 and 2009, respectively and $148,000 and $198,000 for the six months ended November 30, 2010 and 2009, respectively.

Property and equipment are recorded at cost.  Depreciation and amortization is computed using the straight-line method.  The following table contains the property and equipment by estimated useful life, net of accumulated depreciation and amortization as of November 30, 2010 (in thousands):

	Less than	3 to 4	5 to 9	10 to 14	15 to 19	20 years	Total Net
	3 years	years	years	years	years	and greater	Value
Buildings and leasehold improvements	$16	$64	$118	$-	$9	$1,170	$1,377
Two-way network infrastructure	9	148	94	-	-	-	251
Office and computer equipment	159	99	14	-	-	-	272
Signs and displays	43	12	5	-	-	-	60
Land	-	-	-	-	-	774	774
Other	20	21	-	-	-	-	41
	$247	$344	$231	$-	$9	$1,944	$2,775

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill:  The reported goodwill of the Company at November 30, 2010 and May 31, 2010 relates entirely to the two-way radio segment. The goodwill was acquired in January 2004 for $894,000 as part of the purchase of the two-way radio assets of DCAE, Inc.  During the fourth quarter of fiscal year 2005, this goodwill was deemed impaired as a result of losses in revenues and profitability in the Company’s two-way radio segment (the “reporting unit” under ASC 350) and the goodwill was written down to $343,000.  The $343,000 carrying value of the goodwill is reported on its consolidated balance sheet at November 30, 2010 and May 31, 2010.

Other intangible assets:  The following is a summary of the Company’s intangible assets as of November 30, 2010 and May 31, 2010 excluding goodwill (in thousands):

	November 30, 2010			May 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value
Definite lived intangible assets:
Wireless contracts and subscriber bases	$10,289	$(7,479)	$2,810	$10,258	$(7,091)	$3,167
FCC licenses	103	(78)	25	104	(73)	31
PCI marketing list	1,235	(1,235)	-	1,235	(1,235)	-
Loan origination fees	639	(464)	175	639	(395)	244
Government Services Administration contract	15	-	15	-	-	-
Internally developed software	170	(170)	-	170	(170)	-
Total amortizable intangible assets	12,451	(9,426)	3,025	12,406	(8,964)	3,442

Indefinite lived intangible assets:
Perpetual trademark license agreement	900	-	900	900	-	900

Total intangible assets	$13,351	$(9,426)	$3,925	$13,306	$(8,964)	$4,342

Amortization is computed using the straight-line method based on the following estimated useful lives:

Wireless contracts and subscriber bases	1-13 years
FCC licenses	9 years
Government Administration Services contract	5 years
Loan origination fees	2-5 years
Internally-developed software	3 years

Total amortization expense for the three months ended November 30, 2010 and 2009 was approximately $208,000 and $224,000, respectively and $413,000 and $447,000 for the six months ended November 30, 2010 and 2009, respectively.

In September 2010, Teletouch was awarded a multi-year contract with the General Services Administration (“GSA”) initially for the Company's comprehensive product line of public safety, emergency vehicle lighting and siren equipment manufactured by Whelen Engineering, Inc.  The contract allows the Company the opportunity to compete in the public and emergency products category nationwide, allowing any federal, state and / or local government agencies to purchase items from the Company’s public safety product line quickly and cost effectively. The Company’s contract with the GSA was effective on October 1, 2010, for an initial period of five years, with the GSA having the option to extend the contract for three additional 5-year periods.  The Company capitalized the costs associated with acquiring the GSA contract and will amortize those costs over the contract’s initial term of five years.

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of (in thousands):

	November 30,	May 31,
	2010	2010

Accrued payroll and other personnel expense	$969	$1,957
Accrued state and local taxes	657	527
Unvouchered accounts payable	2,146	1,953
Customer deposits payable	361	427
Other	465	653
Total	$4,598	$5,517

NOTE 8 – LONG-TERM DEBT

Long-term debt at November 30, 2010 and May 31, 2010 consists of the following (in thousands):

	November 30,	May 31,
	2010	2010
Thermo revolving credit facility	$11,300	$12,189
East West Bank (formerly United Commerical Bank)	2,309	2,361
Jardine Capital Corporation bank debt	578	585
Warrant redemption notes payable	614	764
Total long-term debt	14,801	15,899
Less: Current portion	(1,489)	(1,412)
Long-term debt, net	$13,312	$14,487

Current portion of long-term debt at November 30, 2010 and May 31, 2010 consists of the following (in thousands):

	November 30,	May 31,
	2010	2010
Thermo revolving credit facility	$751	$1,016
East West Bank (formerly United Commerical Bank)	107	105
Jardine Capital Corporation bank debt	17	16
Warrant redemption notes payable	614	275
Total current portion of long-term debt	$1,489	$1,412

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

The Second Amended Thermo Revolver provides for the Company to obtain revolving credit loans from Thermo from time to time up to $18,000,000.  Borrowings against the Second Amended Thermo Revolver are limited to specific advance rates against the aggregate fair value of the Company’s assets, as defined in the amendment, including real estate, equipment, infrastructure assets, inventory, accounts receivable, intangible assets and notes receivable (collectively, the “Borrowing Base”). The Company is allowed to borrow the lesser of the borrowing base amount or the initial commitment amount of $18,000,000, less the cumulative amount of minimum monthly principal repayment amounts defined in the agreement.  If the Company were to borrow the maximum amount available under its credit line, beginning in December 31, 2009, the availability under the Second Amended Thermo Revolver would be reduced monthly by an amount equal to the average principal balance of loans outstanding against the non-accounts receivable assets in the Borrowing Base for that month divided by sixty (60) (the “Monthly Step Down”).  The loans outstanding on the accounts receivable component of the Borrowing Base will be increased or decreased through periodic reporting of the Borrowing Base to Thermo. The balance of all principal and interest outstanding under the Second Amended Thermo Revolver is due January 31, 2012.  The annual interest rate on the Second Amended Thermo Revolver is the lesser of: (a) the maximum non-usurious rate of interest per annum permitted by applicable Louisiana law or (b) the greater of (i) the prime rate plus 8% or (ii) fourteen percent (14%). Under the terms of the Second Amended Thermo Revolver, the Company must maintain certain financial covenants including a net worth of at least $5,000,000, computed on a fair value basis, at each fiscal quarter, a debt service coverage ratio that ranges between 1.10 and 1.20 over the remaining life of the revolver and an operating income no less than zero at any fiscal quarter. The purpose of the Second Amended Thermo Revolver was to retire the former factoring debt facility with Thermo and to provide additional availability to the Company for its ongoing working capital needs.  As of November 30, 2010, the Company has a current repayment liability under the Second Amended Thermo Revolver related to a loan commitment fee obligation of approximately $68,000.

Under the Company’s former debt facility with Thermo (the “Thermo Factoring Debt”), the Company had adequate credit availability under the facility but was limited in its ability to borrow additional funds due to declining levels of accounts receivable.  With the Second Amended Thermo Revolver, the Company can finance other non-accounts receivable asset purchases by including them in the Borrowing Base.  Borrowings by the Company against non-accounts receivable assets are limited to 33.3% of the total amount of loans outstanding under the terms of the Second Amended Thermo Revolver. As of November 30, 2010, the Company had a maximum availability of $5,817,000 against non-accounts receivable assets and $11,634,000 against accounts receivable for a total maximum availability of $17,451,000. Additionally, the Company had approximately $11,300,000 in loans outstanding under the Second Amended Thermo Revolver as of November 30, 2010 which included an obligation of approximately $68,000 related to loan commitment fees due on August 1, 2011.  As of November 30, 2010, $6,571,000 was advanced against accounts receivable and $4,729,000 was advanced against non-accounts receivable assets. The availability to the Company as of November 30, 2010 under the Second Amended Thermo Revolver is approximately $5,063,000 to be borrowed against future accounts receivable and $1,088,000 to be borrowed against non-accounts receivable asset future purchases.

In February 2010, the Company began making principal payments on the Second Amended Thermo Revolver due to the Company’s having borrowings outstanding against the non-accounts receivable assets in excess of the 33.3% limit on such borrowings as measured against the total borrowings outstanding. This situation resulted due to a decline in the Company’s accounts receivable and its related borrowings against these receivables in 2010. In March 2010, Thermo agreed to let the Company begin making monthly principal payments of approximately $53,000 through the remainder of the term of the loan to reduce the outstanding loan balance against the non-accounts receivable assets.  The monthly principal payments reduce the commitment amount under the revolver and as of November 30, 2010, the maximum potential borrowings available under the revolver are $17,451,000.

Under the terms of the Second Amended Thermo Revolver, the Company must maintain certain financial covenants including a net worth of at least $5,000,000, computed on a fair value basis, at each fiscal quarter, a debt service coverage ratio that ranges between 1.10 and 1.20 over the remaining life of the revolver and an operating income no less than zero at any fiscal quarter. For the three months ended November 30, 2010, the Company was not in compliance with the debt service coverage ratio and had negative operating income.  The Company has obtained waivers of these covenants through November 30, 2010. If the Company does not comply with the covenants of its debt agreement with Thermo in the future, and if future waivers or loan modifications are not obtained, Thermo will have certain remedies available to them which include increasing the interest rates and acceleration of payments due under the loan.

Under the Second Amended Thermo Revolver, Thermo maintains a lien and security interest in substantially all of the Company’s assets, properties, accounts, inventory, goods and the like.

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

As of November 30, 2010, the Company has recorded $150,000 as current portion of trademark purchase obligation (July 1, 2011 payment) as a current liability and has recorded $200,000 (payments due thereafter) under long-term trademark purchase obligation as a long-term liability.

NOTE 10 - INCOME TAXES

Teletouch uses the liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences reverse.

Significant components of the Company’s deferred taxes are as follows (in thousands):
	November 30, 2010	May 31, 2010

Deferred Tax Assets:
Current deferred tax assets:
Accrued liabilities	$721	$826
Deferred revenue	76	55
Inventories	84	83
Allowance for doubtful accounts	137	138
	1,018	1,102
Valuation allowance	(1,018)	(1,102)
Current deferred tax assets, net of valuation allowance	-	-

Non-current deferred tax assets:
Net operating loss	10,143	9,769
Intangible assets	241	228
Fixed assets	188	174
Licenses	13	15
Other	45	47
	10,630	10,233
Valuation allowance	(10,630)	(10,233)
Non-current deferred tax assets, net of valuation allowance	$-	$-

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Commitments

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

	Twelve Months Ending November 30,
	Total	2011	2012	2013	2014	Thereafter

Operating leases	$5,019	$720	$429	$351	$286	$3,233

Sales and Use Tax Audit Contingency

In October 2010, the Company became subject to a sales and use tax audit covering the period of January 2006 to October 2009. During the second quarter of fiscal year 2011 and while preparing for this audit, the Company identified issues with the prior application and interpretation of sales tax rates assessed on services billed to its cellular subscribers. Prior sales tax audits on these billings have not detected these issues although the methodology for computing sales taxes was similar in these prior periods.  The Company concluded that it is probable that these issues will be identified and challenged in the current audit based on the initial inquiries by the sales tax auditor.  As November 30, 2010 and through the date of this Report, we are unable to estimate the outcome of the audit but can estimate a range of potential liability between $22,000 and $2,490,000. This range includes a low estimate based on similar audit results in prior periods to a high estimate based on a conservative application of sales tax rates to all cellular services billed and including underpayment penalties and interest.  The application of the various sales tax laws and rates on the Company’s cellular services is complex and the actual liability could fall outside of our estimated range due to items identified during the audit but not considered by us.

Since the sales tax audit is ongoing and the Company is unable make a reasonable estimate of the outcome of this audit, under ASC 450, Contingencies, the Company has concluded that the appropriate accrual would be the lower end of the range.  Based on the immateriality of the $22,000 estimated liability at the lower end of the range, the Company has not recorded an accrual for this loss as of November 30, 2010.  As the audit progresses and if the Company can better estimate the outcome of the audit, it will record this accrual and a charge against earnings in that period.

Legal Proceeding Contingencies

Teletouch is party to various legal proceedings arising in the ordinary course of business. The Company believes there is no proceeding, either threatened or pending, against it that will result in a material adverse effect on its results of operations or financial condition or that requires accrual or disclosure in its financial statements under ASC 450.

NOTE 12 – SHAREHOLDERS’ EQUITY

Capital Structure:  Teletouch’s authorized capital structure allows for the issuance of 70,000,000 shares of common stock with a $0.001 par value and 5,000,000 shares of preferred stock with a $0.001 par value.

Series C Preferred Stock:  At November 30, 2010, no shares of Series C Preferred Stock with a par value of $0.001 are issued and outstanding.

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

As of November 30, 2010, approximately 27,995 Non-Qualified Options and 12,000 Incentive Options are outstanding under the 1994 Plan, and approximately 496,998 Non-Qualified Options and 5,119,490 Incentive Options are outstanding under the 2002 Plan.

A summary of option activity for the six months ended November 30, 2010 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at June 1, 2010	4,563,316	$0.25	7.36	$401,150
Six months ended November 30, 2010
Granted	1,093,167	0.33
Exercised	-	-
Forfeited	-	-
Outstanding at November 30, 2010	5,656,483	0.26	7.37	$1,031,296

Options exercisable at November 30, 2010	4,652,098	$0.27	7.21	$814,200

The following table summarizes the status of the Company’s non-vested stock options since June 1, 2010:

	Non-vested Options
		Weighted-
	Number of	Average Fair
	Shares	Value
Non-vested at June 1, 2010	1,508,771	$0.18
Granted	1,093,167	0.30
Vested	(1,597,553)	0.25
Forfeited	-	-
Non-vested at November 30, 2010	1,004,385	$0.21

The Company estimates the fair value of employee stock options on the date of grant using the Black-Scholes model. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The Company has elected to estimate the expected life of an award based on the SEC approved “simplified method.” The Company calculated its expected volatility assumption required in the Black-Scholes model based on the historical volatility of its stock.  The Company recorded approximately $41,000 and $38,000 in stock based compensation expense in the consolidated financial statements for the three months ended November 30, 2010 and 2009, respectively.  The Company recorded approximately $305,000 and $169,000 in stock based compensation expense in the consolidated financial statements for the six months ended November 30, 2010 and 2009, respectively.

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

TLL Partners, LLC, a Delaware LLC (“TLLP”) – TLLP has no operations and is a holding company formed in 2001 to acquire certain outstanding Series A Preferred stock and subordinated debt obligations of Teletouch.  The purchased subordinated debt obligations were forgiven, and in November 2002, all of the outstanding Series A Preferred stock was redeemed by Teletouch by the issuance of 1,000,000 shares of Teletouch’s convertible Series C Preferred stock.  In November 2005, TLLP converted all of its shares of Series C Preferred stock into 44,000,000 shares of Teletouch’s common stock gaining a majority ownership of Teletouch’s outstanding common stock.  As of November 30, 2010, TLLP owns 39,150,000 shares of Teletouch common stock, representing approximately 80% of Teletouch’s outstanding common stock.

The Company received certain dividend payments from investments belonging to TLLP in the periods presented in this Report and paid certain consulting fees on behalf of TLLP in the three and six months ended November 30, 2010. These transactions resulted in a receivable due from TLLP of approximately $8,000 as of November 30, 2010.  TLLP paid the receivable in December 2010.

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

On January 19, 2010, the Company signed a new two-year, national distribution agreement with Clearwire Communications (NASDAQ: CLWR) to sell its 4G service called CLEAR.  On January 26, 2010, the Company announced that it had recently entered into a two-year, Authorized Representative Agreement with Sprint (NYSE:S) subsidiary, Sprint Solutions, Inc.  In December 2010, the Company mutually agreed to terminate its agreement with Sprint due to lower than expected activations and a variety of sales and operational support issues encountered.

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

As of May 31, 2010, the Company combined its car dealer expediter business which was previously reported as other operations with its wholesale segment operations for segment presentation purposes. The segment information presented for the three and six months ended November 30, 2009 in this Report has been conformed to be comparable to the current year’s segment information.

The following tables summarize the Company’s operating financial information by each segment for the three and six months ended November 30, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2010	2009	2010	2009
Operating revenues:
Service and installation revenue
Cellular	$4,714	$5,971	$9,978	$12,164
Wholesale	17	20	46	37
Two-way	373	544	798	950
Corporate	23	21	40	63
Total	5,127	6,556	10,862	13,214

Product sales revenue
Cellular	823	935	1,716	2,504
Wholesale	2,190	5,609	3,853	8,276
Two-way	802	777	1,486	1,339
Corporate	2	2	4	4
Total	3,817	7,323	7,059	12,123

Operating revenue
Cellular	5,537	6,906	11,694	14,668
Wholesale	2,207	5,629	3,899	8,313
Two-way	1,175	1,321	2,284	2,289
Corporate	25	23	44	67
Total	8,944	13,879	17,921	25,337

Operating expenses:
Cost of service and installation
(exclusive of depreciation and amortization included below)
Cellular	1,077	1,499	2,221	3,053
Wholesale	14	21	30	31
Two-way	429	390	796	791
Total	1,520	1,910	3,047	3,875

Cost of products sold
Cellular	1,057	972	2,135	2,560
Wholesale	1,882	5,123	3,142	7,497
Two-way	554	573	1,078	1,015
Total	3,493	6,668	6,355	11,072

Selling and general and administrative
Cellular	878	1,116	1,788	2,442
Wholesale	385	398	797	739
Two-way	197	126	347	254
Corporate	2,286	2,335	4,732	4,738
Total	3,746	3,975	7,664	8,173

Depreciation and amortization
Two-way	23	30	44	62
Corporate	261	289	517	583
Total	284	319	561	645

Loss (gain) on disposal of assets
Corporate	(1)	-	(1)	1
Total Operating expenses	9,042	12,872	17,626	23,766

Income (loss) from operations
Cellular	2,525	3,319	5,550	6,613
Wholesale	(74)	87	(70)	46
Two-way	(28)	202	19	167
Corporate	(2,521)	(2,601)	(5,204)	(5,255)
Total	(98)	1,007	295	1,571

Interest expense, net
Corporate	(551)	(569)	(1,118)	(1,072)

Net income (loss) before income tax expense	(649)	438	(823)	499

Income tax expense
Corporate	56	62	112	123

Net income (loss)
Cellular	2,525	3,319	5,550	6,613
Wholesale	(74)	87	(70)	46
Two-way	(28)	202	19	167
Corporate	(3,128)	(3,232)	(6,434)	(6,450)
Total	$(705)	$376	$(935)	$376

The Company identifies its assets by segment. Significant assets of the Company’s corporate offices include cash, property and equipment, loan origination costs and the patent held for sale.  The Company’s assets by segment as of November 30, 2010 and May 31, 2010 are as follows:

	November 30, 2010			May 31, 2010
	Total Assets	Property and Equipment, net	Intangible Assets, net	Total Assets	Property and Equipment, net	Intangible Assets, net

Segment
Cellular	$9,441	$112	$3,711	$10,362	$124	$4,068
Wholesale	988	4	-	837	2	-
Two-way	1,640	396	383	1,599	401	373
Corporate	5,796	2,263	174	8,886	2,222	244

Totals	$17,865	$2,775	$4,268	$21,684	$2,749	$4,685

During the three and six months ended November 30, 2010 and 2009, the Company did not have a single customer that represented more than 10% of total segment revenues.

NOTE 16 – SUBSEQUENT EVENT

Because of the continued reduction in revenues primarily from the Company’s declining cellular business, the Company completed the initial phase of restructuring its operations in December 2010 to align its costs with the reduction in revenues.  The restructuring resulted in the closure of 4 Hawk branded service centers in the Dallas / Fort Worth area and a layoff of approximately 35 personnel. The Company offered severance packages to the personnel laid off as part of the restructuring plan and will subsequently incur severance expense of approximately $132,000 which will be accrued in the third quarter of fiscal year 2011.  The Company estimates monthly cost reductions of approximately $100,000 from current levels as a result of these actions and will continue to monitor the revenues and expenses from its different businesses to determine the need for and timing of any further cost reduction actions.

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

Overview

For over 46 years, Teletouch has offered a comprehensive suite of telecommunications products and services, including cellular, two-way radio, GPS-telemetry, wireless messaging and public safety equipment.  As of November 30, 2010, the Company operated 24 retail and agent locations in Texas under the “Teletouch” and “Hawk Electronics” brand names.  In December 2010, the Company closed 4 of these locations as part of a restructuring to align costs with its declining cellular revenues.  Following this restructuring and as of the date of this Report, the Company maintains 20 operating retail and agent locations.

Teletouch’s core-business is acquiring, billing and supporting cellular subscribers under a long-term recurring revenue relationship with AT&T. The distribution agreements with AT&T and its predecessor companies have been in place for over 26 years. Through its subsidiary, Progressive Concepts Inc., (“PCI”), the Company provides AT&T cellular services (voice, data and entertainment), as well as other mobile, portable and personal electronics products and services to individuals, businesses and government agencies. PCI operates a chain of retail stores and sells cellular and other products and services under the “Hawk Electronics” brand, through Hawk-branded sub-agents, its own direct sales force, call center and the Internet. As a master distributor and Authorized Services Provider for AT&T, the Company controls the entire customer relationship, including initiating and maintaining the cellular service agreements, rating the cellular plans, providing complete customer care, underwriting new account acquisitions and providing multi-service billing, collections and account maintenance. PCI also operates a national wholesale distribution business, known as PCI Wholesale that serves major carrier agents, rural cellular carriers, smaller consumer and electronic retailers and automotive dealers throughout the United States. The Company also maintains certain international customer relationships, primarily in Asia, Europe and Latin America for its cellular related wholesale equipment sales business. Teletouch’s original business is maintained as an integral component of the Company’s wireless solutions, by providing two-way radio products and services on its own network in North and East Texas. In its first attempt at expanding the Company’s cellular related business, in January 2009, Teletouch entered into an Exclusive Retailer Agreement with T-Mobile USA, Inc. (“T-Mobile”) for markets outside its AT&T exclusive territories. The initial agreement provided for Teletouch to open, operate and manage mall locations, with the Company's first locations opening in major markets in Oklahoma in February 2009. After opening five (5) new mall locations under the T-Mobile brand banner, the Company found that long-term customer traffic for T-Mobile products and services to be inadequate and the Company closed its last two Oklahoma retail locations in October 2009. Subsequent to these closings, in January 2010, the T-Mobile agreement was cancelled. On January 19, 2010, the Company signed a new two-year, national distribution agreement with Clearwire Communications (NASDAQ: CLWR) to sell its 4G service called CLEAR. On January 26, 2010, the Company announced that it had also entered into a two-year, Authorized Representative Agreement with Sprint (NYSE:S) subsidiary, Sprint Solutions, Inc. In December 2010, the Company mutually agreed to terminate its agreement with Sprint due to lower than expected activations and a variety of sales and operational support issues encountered.  In late 2007, Teletouch began selling public safety equipment and services under the brand Teletouch PSE (“PSE”). The PSE business is a complementary offering to the Company’s two-way radio business, and the Company has expanded its product lines to include light bars, sirens and other accessories used in or on emergency response vehicles through a number of distribution agreements with manufacturers of these products. In September 2010, Teletouch was awarded a multi-year contract with the General Services Administration (“GSA”) to sell its public safety equipment to federal, state and local government agencies.

During the three and six months ended November 30, 2010, Teletouch focused its efforts on producing documents and other evidence to support its litigation against AT&T in preparation for the hearing scheduled for June 2011 with AT&T, maximizing its profitability in its existing cellular and other business units and pursuing new business acquisitions. In addition, the Company restructured its existing sales personnel by creating new sales teams, regional sales managers and product managers in an effort to promote the cross-training of all products lines sold within the Company.  The product managers will focus on growing the Company’s product lines with the development of new sales strategies and continually analyzing the Company’s product mix for increased sales.  The product managers will also assist the sales teams and managers with back-end support such as creating and updating price lists, quoting specialty jobs and supplying technical knowledge of the products sold within the Company.

Throughout the remainder of fiscal year 2011, the Company will focus on resolving its dispute with AT&T while working to minimize the operating and cash impact on the business being caused by the continuing loss of subscribers to AT&T.   In September 2009, PCI commenced an arbitration proceeding against AT&T to seek relief for damages the Company incurred because it was prohibited to sell the iPhone as well as other “AT&T exclusive” products and services (see Item 1. Legal Proceedings for discussion of the action brought against AT&T related to the iPhone and other matters).  The Arbitration hearing was originally scheduled for November 2010 and was delayed at the request of AT&T until March 2011 and was most recently delayed further at AT&T’s request to June 2011. Until the arbitration is complete, the Company will focus on retaining and preserving its existing subscriber base in the DFW and San Antonio markets while expanding its cellular subscriber base in available markets covered by the Company’s various other AT&T distribution agreements. In addition, during fiscal year 2011, the Company has been focus on negotiating one or more direct relationships with cellular handset manufacturers in an effort to grow its wholesale cellular distribution business. The Company was successful in significantly increasing sales from its wholesale distribution business during fiscal year 2010 and is anticipating that sales will expand once more reliable suppliers are found. To date, the Company’s efforts to negotiate terms of a direct relationship with a prominent cellular handset manufacturer have proven to be difficult and much slower than anticipated given the complexities created by this manufacturer’s relationships with the primary cellular carriers, including AT&T.  The Company will continue to focus on developing these direct purchasing relationships as it sees them as an immediate growth opportunity for its wholesale business and capable of generating enough volume and margins to offset the losses in its cellular service revenues.  Although the Company believes it can maintain a profitable, but declining cellular business in the future with its existing subscriber base, organic growth in its other business units or new business acquisitions will be necessary to offset expected losses of revenue and profits from its core legacy cellular business. Since the Company has not been successful in acquiring a new business or increasing the revenues in its different business units during the three and six months ended November 30, 2010, the Company implemented an initial business restructuring plan in December 2010 to align costs with its declining cellular service revenues. The Company estimates monthly cost reductions of approximately $100,000 from current levels as a result of the cost reduction actions taken and will continue to monitor its business units during the remainder of fiscal year 2011 to determine if additional costs need to be eliminated from the business.  There is no assurance that any of the acquisitions will be concluded by the end of fiscal year 2011, that the Company will be successful growing revenues in any of its business units or the AT&T arbitration will not be delayed beyond June 2011.

Discussion of Business Strategy by Operating Segment

During fiscal year 2010, the Company was successful in initiating new national and international wholesale distribution channels, increasing the Company’s product sales by over 40% when compared to fiscal year 2009. This additional sales volume, in addition to ongoing management of operating expenses, contributed to the Company’s achieving net income in fiscal year 2010 for the first time in many years. Throughout fiscal year 2010, Teletouch better positioned itself for future growth by optimizing the efficiency of its operations by re-allocating resources to business units capable of achieving meaningful growth for the Company versus supporting many of the Company’s prior smaller businesses and product lines with limited potential for growth. Key to this strategy in fiscal year 2011 will be to focus on leveraging the Company’s various customer relationships, including PCI’s approximately 54,000 cellular subscribers, and previous customers which are generally comprised of individuals and businesses of higher than average credit worthiness (due to PCI’s stringent credit standards).

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

On September 30, 2009, the Company commenced an arbitration proceeding against AT&T seeking at least $100 million in damages. The binding arbitration was commenced to seek relief for damages incurred as AT&T has prevented the Company from selling the popular iPhone and other “AT&T exclusive” products and services that PCI is and has been contractually entitled to provide to its customers under the distribution agreements. While PCI has attempted to negotiate with AT&T for the purpose of obviating the need for legal action, such attempts have failed. Accordingly, PCI initiated this arbitration.  The Arbitration hearing was originally scheduled for November 2010 and was delayed at the request of AT&T until March 2011 and was most recently delayed further at AT&T’s request to June 2011.  Based on discussions with the arbitrator and with counsel, the Company currently believes the hearing will not be postponed past the current June 2011 date and that by the end of the Summer 2011 a final outcome will be determined unless this matter is able to be settled sooner with AT&T outside of this venue.

With PCI’s exclusivity to AT&T in the DFW market lifted in August 2009 and after being unable to reach an alternate form of agreement with AT&T, the Company began actively negotiating final terms under a variety of new cellular carriers, WiFi, WiMax and related wireless communications relationships. The Company began launching these new cellular carrier services and products in the latter part of fiscal year 2010. On January 19, 2010, the Company signed a new two-year, national distribution agreement with Clearwire Communications (NASDAQ: CLWR) to sell its 4G service called CLEAR.  On January 26, 2010, the Company announced that it had entered into a two-year, Authorized Representative Agreement with Sprint (NYSE:S) subsidiary, Sprint Solutions, Inc.  In December 2010, the Company mutually agreed to terminate its agreement with Sprint due to lower than expected activations and a variety of sales and operational support issues encountered.

Throughout fiscal year 2011, the Company will focus on the retention of its approximately 54,000 cellular subscribers, which primarily reside in the DFW and San Antonio markets in Texas.  In addition, the Company will focus on developing the other markets covered by its existing AT&T distribution agreements, starting with the East Texas market where Teletouch currently has personnel and existing infrastructure in place. Through new carrier relationships, the Company will offer its customers a choice in services and additional products which it expects will help in its efforts to retain its cellular customers in DFW and San Antonio.

Wholesale Business

During fiscal year 2010, the Company’s focus in the wholesale business was managing credit exposure on sales, pricing methodology, improving margins and increasing inventory turnover. The extensive re-evaluation of the wholesale business in 2009 resulted in certain sustainable operating changes to the business, including office staff reductions, new sales hiring, re-pricing of new and non-current inventory, as well as identified the necessity to grow market share and focus on more exclusive product offerings. In October 2009, the Company materially increased its cellular handset brokerage business by selling to volume buyers both domestically and internationally.  Initially the Company primarily brokered phones manufactured by Research In Motion, better known as the manufacturer of Blackberry® cellular handsets. This brokerage business contributed to the increase in product sales for the Company’s wholesale business during the second and third quarter of fiscal year 2010, which correspond to the traditional holiday selling season. The Company’s handset brokerage business declined throughout the remainder of fiscal year 2010 because the Company has been unsuccessful to date in locating a stable volume supplier of cellular handsets following the purchasing restrictions imposed on the Company by AT&T in December 2009. The Company is pursuing new suppliers of cellular handsets to support the wholesale brokerage business and anticipates it will ramp up this business quickly once a supplier agreement is in place. To date, the Company’s efforts to negotiate terms of a direct relationship with a prominent cellular handset manufacturer have proven to be difficult and much slower than anticipated given the complexities created by this manufacturer’s relationships with the primary cellular carriers, including AT&T.  The Company will continue to focus on developing these direct purchasing relationships as it sees them as an immediate growth opportunity for its wholesale business and capable of generating enough volume and margins to offset the losses in its cellular service revenues.  The Company is hopeful that it will be successful completing one or more of these distribution agreements prior to the end of fiscal year 2011.

Two-Way Radio Operations

In fiscal year 2010, the Company’s two-way division secured a contract in support of the re-banding efforts undertaken nationally to migrate public safety communications to frequencies that will not experience interference from certain radio channels operated by Sprint/Nextel.  This project covers the East Texas market and generated approximately $406,000 in installation revenues during fiscal year 2010. The Company expects to generate at least an additional $200,000 in installation revenues in fiscal year 2011 from the re-banding project.  Furthermore, during the third quarter of fiscal year 2011, the Company anticipates earning an additional $70,000 in commission revenue from certain Motorola sales. Teletouch’s long-term relationships and reputation with the various governmental entities over its roughly 46 year presence in East Texas has allowed the Company to procure this business to date. Throughout the remainder of fiscal year 2011, the Company believes it will be successful in expanding its two-way business in different markets by focusing on government entities and business customers in the DFW area that are long-term cellular customers of PCI.  During the last quarter of fiscal year 2010, PCI’s direct business cellular salespeople began promoting two-way products to new and existing business customers in an effort to offer a wider range of wireless products to fit their customer’s needs.

As a complement to and embedded in its two-way radio segment, the Company began selling public safety equipment in late 2007 under several master distributor agreements with its suppliers.  The product lines include various aftermarket accessories that are added to vehicles in the public safety industry, but primarily includes light bars, sirens and computer equipment supports mounted in-vehicle.  During fiscal year 2011, the Company will be focusing on expanding the distribution of these product lines to other markets by cross-training existing sales personnel in those other markets as well as by opening new distribution points in those markets.  In addition, the Company is working with its manufacturers to secure approval to sell these products into other protected markets and to potentially acquire other existing distribution in these markets.

In September 2010, Teletouch was awarded a multi-year contract with the General Services Administration (“GSA”) initially for the Company's comprehensive product line of public safety, emergency vehicle lighting and siren equipment manufactured by Whelen Engineering, Inc.   The contract allows the Company the opportunity to compete in the public and emergency products category nationwide, allowing any federal, state and / or local government agencies to purchase items from the Company’s public safety product line quickly and cost effectively. In addition, the contract enables the Company to streamline its purchasing process for its current government customers and will allow the Company to serve new customers around the country in the same manner.  Furthermore, in the near future, the Company will offer additional products and services from its different businesses through the GSA. The GSA Schedule is a government-wide procurement system. Teletouch will be providing all government agencies with the contracted "best value" pricing, as well as simplifying procurement for its products and services. When government agencies place orders with Teletouch, it will allow the agencies to fulfill their bidding and quote comparison requirements, without having to prepare new bids, which will increase overall purchasing efficiency and lower costs. The GSA contract award criteria were stringent and Teletouch was evaluated on its overall quality, pricing, financial, corporate stability and customer references. Teletouch's public safety products will fall under Schedule 84 which includes Total Solutions for Law Enforcement, Security, Facilities Management, Fire, Rescue, Clothing, Marine Craft and Emergency/Disaster Response. The Company’s contract with the GSA was effective on October 1, 2010, for an initial period of five years, with the GSA having the option to extend the contract for three additional 5-year periods.

Results of Operations for the three and six months ended November 30, 2010 and 2009

Overview of Operating Results for the Three and Six Months ended November 30, 2010 and 2009

The consolidated operating results for the three and six months ended November 30, 2010 and 2009 are as follows:

(dollars in thousands)
	November 30,		2010 vs 2009
	2010	2009	$ Change	% Change

Three Months Ended
Operating results
Service and installation revenue	$5,127	$6,556	$(1,429)	-22%
Product sales revenue	3,817	7,323	(3,506)	-48%
Total operating revenues	8,944	13,879	(4,935)	-36%
Cost of service and instalation (exclusive of depreciation and amortization)	1,520	1,910	(390)	-20%

Cost of products sold	3,493	6,668	(3,175)	-48%

Other operating expenses	4,029	4,294	(265)	-6%

Operating income (loss)	$(98)	$1,007	$(1,105)	-110%

Net income (loss)	$(705)	$376	$(1,081)

Six Months Ended
Operating results
Service and installation revenue	$10,862	$13,214	$(2,352)	-18%
Product sales revenue	7,059	12,123	(5,064)	-42%
Total operating revenues	17,921	25,337	(7,416)	-29%
Cost of service and instalation (exclusive of depreciation and amortization)	3,047	3,875	(828)	-21%

Cost of products sold	6,355	11,072	(4,717)	-43%

Other operating expenses	8,224	8,819	(595)	-7%

Operating income	$295	$1,571	$(1,276)	-81%

Net income (loss)	$(935)	$376	$(1,311)

Net income (loss) by operating segment for the three and six months ended November 30, 2010 and 2009 are as follows:

(dollars in thousands)
	November 30,		2010 vs 2009
	2010	2009	$ Change	% Change

Three Months Ended
Net Income (Loss)
Cellular segment	$2,525	$3,319	$(794)	-24%
Wholesale segment	(74)	87	(161)	-185%
Two-way segment	(28)	202	(230)	-114%
Corporate operations	(3,128)	(3,232)	104	-3%
Total	$(705)	$376	$(1,081)	-288%

Six Months Ended
Net Income (Loss)
Cellular segment	$5,550	$6,613	$(1,063)	-16%
Wholesale segment	(70)	46	(116)	-252%
Two-way segment	19	167	(148)	-89%
Corporate operations	(6,434)	(6,450)	16	0%
Total	$(935)	$376	$(1,311)	-349%

The decrease in net income for the three and six months ended November 30, 2010 compared to the three and six months ended November 30, 2009 is primarily attributable to the reduction in net income in the Company’s cellular operating segment of $794,000 and $1,063,000, respectively.  In spite of a loss of more than 12,000 cellular subscribers since November 30, 2009, the Company did not realize the full impact of this loss of subscribers on its earnings as a result of improving its profit margins on its cellular service revenues by selling more profitable cellular features provided by PCI to its remaining subscriber base and by controlling expenses in this business unit.  Of the 12,000 cellular subscribers lost since November 30, 2009, approximately, 8,500 of those subscribers were lost to AT&T and of these, approximately 4,700 subscribers transferred to AT&T to purchase the iPhone.  These significant losses of cellular subscribers to AT&T are the basis for our ongoing litigation against AT&T.  The decrease in earnings in the two-way radio segment is due to a larger portion of the installation revenues related to the City of Tyler radio frequency re-banding project that were earned in the prior year compared to the project wind down revenues that were recorded during the first half of fiscal year 2011.   The decrease in earnings in the wholesale business is due to additional margin on brokerage sales of cellular handsets sold in the second quarter of fiscal year 2010 compared to a much lower volume of similar sales in the current fiscal year due to the Company’s inability to locate a new supplier for cellular phones after the supply of these phones to the Company’s wholesale business was cut off by AT&T in December 2009.

Due to the predicted decline in cellular revenues, the Company forecasted the first and second quarter of fiscal year 2011 would not have positive operating results without the acquisition of a new business or a direct relationship with a manufacturer for increased wholesale brokerage sales. The Company believed that it would be able to complete one or both of these initiatives prior to the end of the second quarter.  However, these matters along with the ongoing arbitration with AT&T and the implementation of PSE sales through the GSA contract are taking longer than anticipated and we currently do not expect to realize any significant improvement in earnings from these growth initiatives through the third quarter and possibly the remainder of the fiscal year.  By November 2010, it became apparent that the operations could not sustain the loss of cellular revenues without some significant growth in revenues from another source or without significant cost reductions. Therefore, with no significant revenue or margin growth forecasted in the immediate future, the Company began restructuring its operations in December 2010 to align its costs with the reduction in revenues.  The restructuring resulted in the closure of 4 Hawk branded service centers in the Dallas / Fort Worth area and a reduction of approximately 35 personnel.  The Company estimates monthly cost reductions of approximately $100,000 from current levels due to the initial restructuring plan and will continue to monitor the revenues and expenses from its different businesses for potential changes going forward.

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

Service and Installation Revenue for the Three and Six Months Ended November 30, 2010 and 2009

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

(dollars in thousands)	November 30,		2010 vs 2009
	2010	2009	$ Change	% Change

Three Months Ended
Service and installation revenue
Cellular operations
Gross cellular subscription billings	$10,089	$13,197	$(3,108)	-24%
Net revenue adjustment (revenue share due AT&T)	(5,375)	(7,226)	1,851	-26%
Cellular operations total service revenues:	4,714	5,971	(1,257)	-21%

Wholesale operations	17	20	(3)	-15%
Two-way radio operations	373	544	(171)	-31%
Corporate	23	21	2	10%

Service and installation revenue	$5,127	$6,556	$(1,429)	-22%

Six Months Ended
Service and installation revenue
Cellular operations
Gross cellular subscription billings	$20,990	$27,127	$(6,137)	-23%
Net revenue adjustment (revenue share due AT&T)	(11,012)	(14,963)	3,951	-26%
Cellular operations total service revenues:	9,978	12,164	(2,186)	-18%

Wholesale operations	46	37	9	24%
Two-way radio operations	798	950	(152)	-16%
Corporate	40	63	(23)	-37%

Service and installation revenue	$10,862	$13,214	$(2,352)	-18%

Gross cellular subscription billings are measured as the total recurring monthly cellular service charges invoiced to PCI’s cellular subscribers from which a fixed percentage of the dollars invoiced are retained by PCI as compensation for the billing and support services it provides to these subscribers. PCI remits a fixed percentage of the gross cellular subscription billings to AT&T and absorbs 100% of any bad debt associated with the gross cellular subscription billings under the terms of its distribution agreement with AT&T.  The Company uses the calculation of gross cellular subscription billings to measure the overall growth of its cellular business and to project its future cash receipts from the subscriber base.

The decrease in the cellular operation’s gross cellular subscriptions billings for the three and six months ended November 30, 2010 compared to the same periods in the prior fiscal year is primarily due to a decrease in gross monthly access charges billed of approximately $1,662,000 and $3,318,000, respectively which is a direct result of the Company’s declining cellular subscriber base.  The reduction in subscribers is primarily due to the Company’s inability to offer the iPhone to its cellular customers resulting in PCI’s cellular subscribers being forced to transfer their service to AT&T in order to purchase the iPhone.  The Company had approximately 54,000 cellular subscribers as of November 30, 2010 compared to approximately 66,000 cellular subscribers as of November 30, 2009. Of the 12,000 subscribers lost since November 30, 2009, approximately 8,500 of these subscribers were lost to AT&T and of these, approximately 4,700 subscribers transferred to AT&T to purchase the iPhone.  In addition, the Company had a decrease in gross cellular service billings of $1,118,000 in the three months ended November 30, 2010 compared to the same period in the prior fiscal year which was comprised of reductions in custom feature, data, penalty and toll charges of  $408,000, $336,000, $216,000 and $158,000, respectively. The Company had a decrease in cellular service billings of $2,198,000 in the six months ended November 30, 2010 compared to the same period in the prior fiscal year which was comprised of reductions in custom feature, data, penalty and toll charges of  $861,000, $634,000, $375,000 and $328,000, respectively.

The decrease in service and installation revenue related to the Company’s two-way operations for the three and six months ended November 30, 2010 compared to the same period in the prior fiscal year is primarily due to a decrease in billings related to the City of Tyler radio frequency re-banding project.  The total billings recorded for this project was approximately $10,000 and $99,000 in the three and six months ended November 30, 2010, respectively compared to $200,000 recorded in the three and six months ended November 30, 2009. In addition, LTR and maintenance service revenue decreased by approximately $27,000 and $32,000, respectively in the six months ended November 30, 2010 compared to the same period in the prior fiscal year primarily due to a decrease in two-way LTR subscribers and maintenance contracts.

Cost of Service and Installation for the Three and Six Months Ended November 30, 2010 and 2009

Cost of service and installation expense consists of the following significant components:

	November 30,		2010 vs 2009
	2010	2009	$ Change	% Change

Three Months Ended
Cost of service and installation
Cellular operations	$1,077	$1,499	$(422)	-28%
Wholesale operations	14	21	(7)	-33%
Two-way operations	429	390	39	10%

Total cost of service and installation	$1,520	$1,910	$(390)	-20%

Six Months Ended
Cost of service and installation
Cellular operations	$2,221	$3,053	$(832)	-27%
Wholesale operations	30	31	(1)	-3%
Two-way operations	796	791	5	1%

Total cost of service and installation	$3,047	$3,875	$(828)	-21%

The decrease in cost of service and installation related to the Company’s cellular operations for the three and six months ended November 30, 2010 compared to the same periods in the prior fiscal year corresponds with the decrease in cellular service revenues, which is a result of the Company’s declining cellular subscriber base. The Company experienced significant cost reductions in bad debt expense and costs associated with the Company’s phone warranty program in the three and six months ended November 30, 2010 compared to the same periods in the prior fiscal year.  The Company experienced a decrease in bad debt expense related to its cellular business of $229,000 and $360,000 in the three and six months ended November 30, 2010, respectively and a decrease in phone warranty program costs of approximately $88,000 and $206,000 in the three and six months ended November 30, 2010, respectively.  In addition, salaries and other personnel benefits decreased by approximately $44,000 and $94,000 in the three and six months ended November 30, 2010, respectively compared to the same periods in the prior fiscal year due to a reduction in the cellular operations personnel.  The cellular customer service department had 49 employees as of November 30, 2010 compared to 57 employees as of November 30, 2009.

The increase in cost of service and installation related to the Company’s two-way operations for the three and six months ended November 30, 2010 compared to the same periods in the prior fiscal year is primarily due to an increase in certain two-way radio repair charges.  These radio repair charges increased by approximately $32,000 in the three and six months ended November 30, 2010 compared to the three and six months ended November 30, 2009.

Sales Revenue and Cost of Products Sold for the Three and Six Months ended November 30, 2010 and 2009

(dollars in thousands)	November 30,		2010 vs 2009
	2010	2009	$ Change	% Change

Three Months Ended
Product Sales Revenue
Cellular	$823	$935	$(112)	-12%
Wholesale	2,190	5,609	(3,419)	-61%
Two-Way	802	777	25	3%
Corporate	2	2	-	0%
Total product sales revenue	$3,817	$7,323	$(3,506)	-48%

Cost of products sold
Cellular	1,057	972	85	9%
Wholesale	1,882	5,123	(3,241)	-63%
Two-Way	554	573	(19)	-3%
Cost of products sold	$3,493	$6,668	$(3,175)	-48%

Six Months Ended
Product Sales Revenue
Cellular	$1,716	$2,504	$(788)	-31%
Wholesale	3,853	8,276	(4,423)	-53%
Two-Way	1,486	1,339	147	11%
Corporate	4	4	-	0%
Total product sales revenue	$7,059	$12,123	$(5,064)	-42%

Cost of products sold
Cellular	$2,135	2,560	(425)	-17%
Wholesale	3,142	7,497	(4,355)	-58%
Two-Way	1,078	1,015	63	6%
Cost of products sold	$6,355	$11,072	$(4,717)	-43%

Product sales revenue: The  decrease in product sales from the Company’s cellular operations for the three and six months ended November 30, 2010 compared to the same periods in the prior fiscal year is primarily due to a decrease in cellular phone activations. Cellular phone activations decreased by 490 and 1,671 for the three and six months ended November 30, 2010, respectively compared to the same periods in the prior fiscal year.    The reduction is primarily attributable to the termination of the Company’s Dallas / Fort Worth distribution agreement with AT&T on August 31, 2009. Subsequent to that date, the Company was prohibited from adding new customers to its Dallas / Fort Worth subscriber base. Furthermore, product sales from the cellular operations decreased by approximately $236,000 in the six months ended November 30, 2010 compared to the same period in the prior fiscal year due to Company’s closing its Oklahoma T-Mobile locations during the second quarter of fiscal year 2010.

The decrease in product sales from the Company’s wholesale operations for the three and six months ended November 30, 2010 compared to the same periods in the prior fiscal year is primarily related to a decrease in  brokering cellular handsets to domestic and international cellular distributors. Sales of cellular handsets from the Company’s wholesale business decreased by approximately $3,250,000 and $3,900,000 for the three and six months ended November 30, 2010, respectively compared to the three and six months ended November 30, 2009. The Company is currently pursuing new suppliers of cellular handsets to support the wholesale brokerage business and anticipates it will ramp up this business quickly once a supplier agreement is in place. In addition, sales of car audio equipment from the Company’s wholesale business decreased by approximately $138,000 and $489,000 in the three and six months ended November 30, 2010, respectively compared to the same periods in the prior year due to the Company experiencing a weak demand for aftermarket car audio products due to a saturated market and fewer small to mid-size electronic retailers.

The increase in product sales from the Company’s two-way radio operations for the three and six months ended November 30, 2010 compared to the same periods in the prior fiscal year is primarily due to an increase in sales of two-way radios to certain government entities.  Product sales of two-way radios increased by approximately $32,000 and $84,000 in the three and six months ended November 30, 2010, respectively compared to the three and six months ended November 30, 2009.  In addition, the Company experienced an increase in two-way radio accessory sales of approximately $38,000 for the six months ended November 30, 2010 compared to the same period in the prior fiscal year.

Cost of products sold:  The decrease in total cost of products sold is a direct result of a decrease in product sales revenues from the cellular and wholesale operations offset by an increase in sales and cost of products sold from the two-way operations.  The decrease in product costs from the Company’s cellular operations is a direct result of fewer cellular product sales due to the Company’s declining cellular subscriber base. Due to the pricing established across the cellular industry and the Company’s efforts to retain its existing cellular subscribers, cellular equipment sold in conjunction with a new service activation or the renewal of a service contract results in the Company’s subsidizing a substantial portion of the cost of the handset.  Although the Company’s wholesale operations experienced a decrease in sales in all periods presented, wholesale profit margins improved in the three and six months ended November 30, 2010 compared to the same periods in the prior fiscal year due to the cellular handset brokerage sales transactions in the three and six months ended November 30, 2009. These were primarily high volume, low margin sales.  The Company experienced an increase in two-way product sales in all periods presented but the costs related to these product sales did not increase correspondingly due to the Company receiving an annual sales volume rebate of approximately $35,000 for achieving certain Public Safety Equipment (“PSE”) sales based objectives.

Selling and General and Administrative Expenses for the Three and Six Months ended November 30, 2010 and 2009

Selling and general and administrative expenses consist of the following significant components:

	November 30,		2010 vs 2009
	2010	2009	$ Change	% Change

Three Months Ended
Selling and general and administrative
Salaries and other personnel expenses	$2,247	$2,502	(255)	-10%
Office expense	423	469	(46)	-10%
Advertising expense	159	232	(73)	-31%
Professional fees	422	332	90	27%
Taxes and licenses fees	79	40	39	98%
Stock-based compensation expense	41	38	3	8%
Other expenses	375	362	13	4%

Total selling and general and administrative	$3,746	3,975	(229)	-6%

Six Months Ended
Selling and general and administrative
Salaries and other personnel expenses	$4,484	$5,022	(538)	-11%
Office expense	867	987	(120)	-12%
Advertising expense	306	345	(39)	-11%
Professional fees	852	905	(53)	-6%
Taxes and licenses fees	125	93	32	34%
Stock-based compensation expense	305	170	135	79%
Other expenses	725	651	74	11%

Total selling and general and administrative	$7,664	8,173	(509)	-6%

The decrease in salaries and other personnel expenses for the three and six months ended November 30, 2010 compared to the same periods in the prior fiscal year is primarily related to the reduction in the Company’s accruals related to the executive’s annual incentive bonus plan.  The executive bonus plan is based upon the Company’s financial performance and whether certain targets are met during the fiscal year. The executive bonus accrual is monitored throughout the fiscal year and adjusted quarterly. Bonus expenses decreased by approximately $247,000 and $350,000 in the three and six months ended November 30, 2010, respectively compared to the three and six months ended November 30, 2009.  In addition, the Company experienced a decrease in employee commission expense of approximately $123,000 and $270,000 in the three and six months ended November 30, 2010, respectively compared to the same periods in the prior fiscal year which is attributable to the decrease in sales from the Company’s cellular and wholesale businesses.  The decrease in the above mentioned expenses were partially offset by an increase in expenses related to the Company’s defined contribution plan.  In the three and six months ended November 30, 2009, the Company recorded a refund of approximately $148,000 related to the forfeiture of certain funds included in the Company’s defined contribution plan.  There were no similar occurring transactions in the three and six months ended November 30, 2010.

The decrease in office expense for the three and six months ended November 30, 2010 compared to the three and six months ended November 30, 2009 is primarily related to a reduction in lease expenses.  The Company had lease expenses of approximately $13,000 and $60,000 in the three and six months ended November 30, 2009, respectively related to the Oklahoma T-Mobile locations with no similar occurring transactions in the fiscal year 2011 periods since the locations were closed in the second quarter of fiscal year 2010. In addition, the Company decreased telecommunication expenses of approximately $7,000 and $34,000 in the three and six months ended November 30, 2010, respectively compared to the same period in the prior fiscal year due to consolidating its corporate phone lines.  Furthermore, the Company reduced expenses related to building maintenance and office supplies by approximately $19,000 and $20,000 in the three and six months ended November 30, 2010, respectively compared to the same periods in the prior fiscal year.

The decrease in advertising expense for the three and six months ended November 30, 2010 compared to the three and six months ended November 30, 2009, is attributable to a decrease in expenses related to sponsorships.  For the three and six months ended November 30, 2010, the Company reduced sponsorship expenses by approximately $55,000 and $60,000, respectively, compared to the same periods in the prior fiscal year.  In addition, the Company decreased billboard advertising expense by approximately $11,000 in the six months ended November 30, 2010 compared to the same period in the prior fiscal year.  The decrease in billboard advertising expense in the six months ended November 30, 2010 compared to the six months ended November 30, 2009 was partially offset by a decrease in advertising reimbursements from certain vendors of approximately $28,000 period over period.

The increase in professional fees for the three months ended November 30, 2010 compared to the same period in the prior fiscal year is due to an increase in legal fees of approximately $48,000 primarily due to legal costs associated with the pending arbitration with AT&T. In addition, the Company experienced an increase in investor relation expenses of approximately $30,000 in the three months ended November 30, 2010 compared to the same period in the prior fiscal year. These fees are primarily related to the Company hiring a public relations firm to help promote the Company within the investment community.  The decrease in professional fees in the six months ended November 30, 2010 compared to the same period in the prior fiscal year is due to a decrease of legal fees of approximately $184,000 primarily due to the costs associated with defending the Company in a trademark infringement litigation. The Company settled the trademark litigation in the fourth quarter of fiscal year 2010.  The decrease in legal fees in the six months ended November 30, 2010 compared to the six months ended November 30, 2009 were partially offset by an increase in investor relation expenses of approximately $121,000.

The increase in taxes and license fees for the three and six months ended November 30, 2010 is attributable to additional sales tax expense recorded related to the Company’s October 2010 cellular billings.

The increase in stock-based compensation expense for the six months ended November 30, 2010 compared to the same period in the prior fiscal year is due to an increase in the number of stock options granted to the Company’s executive management and Board of Directors in June 2010 as well as an increase in the market value of the underlying common stock since the prior year which drove an increase in the computed fair value of the options. During the first quarter of fiscal year 2011, the Company granted an additional 1,093,167 in stock options which contributed to the increase in stock compensation expense period over period.

The increase in other expenses for the six months ended November 30, 2010 compared to the same period in the prior fiscal year is attributable to an increase in corporate travel and entertainment expenses of approximately $63,000 primarily related to investor relation functions.

Other Operating Expenses for the Three and Six Months Ended November 30, 2010 and 2009

	November 30,		2010 vs 2009
	2010	2009	$ Change	% Change

Three Months Ended
Other Operating Expenses
Depreciation and amortization:
Depreciation	$76	$95	$(19)	-20%
Amortization	208	224	(16)	-7%
Total depreciation and amortization	284	319	(35)	-11%
Gain on disposal of assets	(1)	-	(1)	0%

Total other operating expenses	$283	$319	$(36)	-11%

Six Months Ended
Other Operating Expenses
Depreciation and amortization:
Depreciation	$148	$198	$(50)	-25%
Amortization	413	447	(34)	-8%
Total depreciation and amortization	561	645	(84)	-13%
Loss (gain) on disposal of assets	(1)	1	(2)	0%

Total other operating expenses	$560	$646	$(86)	-13%

The decrease in depreciation expense for the three and six months ended November 30, 2010 compared to the same periods in the prior fiscal year is attributable to the Company’s minimal purchases of fixed assets for its corporate offices and retail locations. In addition, the age of certain existing capital assets also contributed to the decrease in depreciation expense in all periods presented. The decrease in amortization expense for the three and six months ended November 30, 2010 compared to the three and six months ended November 30, 2009 is due to certain loan origination fees that became fully amortized in fiscal year 2010.

Interest Expense, Net of Interest Income for the Three and Six Months Ended November 30, 2010 and 2009

(dollars in thousands)	Three Months Ended November 30,		2010 vs 2009
	2010	2009	$ Change	% Change
Three Months Ended
Interest Expense (Income)
Mortgage debt	$38	$40	$(2)	-5%
Thermo revolving credit facility	489	495	(6)	-1%
Warrant redemption notes payable	23	35	(12)	-34%
Other	1	(1)	2	-200%

Total interest expense, net	$551	$569	$(18)	-3%

	Six Months Ended November 30,		2010 vs 2009
	2010	2009	$ Change	% Change
Three Months Ended
Interest Expense (Income)
Mortgage debt	$77	$82	$(5)	-6%
Thermo factoring debt	-	306	(306)	-100%
Thermo revolving credit facility	990	635	355	56%
Warrant redemption notes payable	49	70	(21)	-30%
Other	2	(21)	23	-110%

Total interest expense, net	$1,118	$1,072	$46	4%

The increase in interest expense, net for the six months ended November 30, 2010 compared to the same period in the prior fiscal year is due to an increase in interest expense related to the Thermo revolving credit facility.  In August 2009, the Company combined its Thermo factoring debt facility and the Thermo revolving credit facility into a single debt facility by expanding the revolving credit facility to allow the Company to retire the Thermo factoring debt.  The debt restructure included a change in the calculation of interest related to the Company’s debt balance with Thermo and increased interest expense by approximately $49,000 period over period.

Income Tax Expense for the Three and Six Months Ended November 30, 2010 and 2009

In all the periods presented, the Company recorded state tax expense. In the three months ended November 30, 2010 and 2009, the Company recorded $56,000 and $62,000 in state tax expenses, respectively. In the six months ended November 30, 2010 and 2009, the Company recorded $112,000 and $123,000 in state tax expenses, respectively. The state tax expense relates primarily to the Texas margin tax, which was initially implemented by the state effective January 1, 2008.  The margin tax is calculated by using the Company’s gross receipts from business conducted in Texas each fiscal year less a cost of goods sold deduction.  Due to a reduction in the Company’s gross receipts in Texas, the Texas state tax expense decreased in the three and six months ended November 30, 2010 compared to the three and six months ended November 30, 2009.

Financial Condition as of November 30, 2010

(dollars in thousands)	Six Months Ended November 30,		2010 vs 2009
	2010	2009	$ Change

Cash used in operating activities	$(1,172)	$(383)	$(789)
Cash (used in) provided by investing activities	(101)	763	(864)
Cash (used in) provided by financing activities	(1,248)	386	(1,634)
Net (decrease) increase in cash	$(2,521)	$766	$(3,287)

Liquidity and Capital Resources

As of November 30, 2010, the Company had approximately $2,411,000 cash on hand and a working capital deficit of approximately $2,804,000 as of November 30, 2010 compared to a deficit of approximately $1,240,000 as of May 31, 2010. Although the Company recorded a net loss in the first and second quarter of fiscal year 2011, it had income from operations in the six months ended November 30, 2010 and generated sufficient cash to service its liabilities, including its fiscal year 2010 accrued bonuses as well as increase its investment in inventory to support its growth initiatives in the three and six months ended November 30 2010.

During fiscal year 2011, the Company expects its wholesale and two-way operations to continue to improve through the restructuring of its sales personnel and expects increased sales since the Company was awarded the GSA contract in September 2010. In addition, the Company believes it can maintain a profitable cellular business, although its cellular subscriber base continues to decline, through aggressive cost management. Through the remainder of the fiscal year, the Company will continue to focus on providing superior customer service to its existing cellular subscriber base while maximizing revenues through the cellular services offered by PCI and adding additional subscribers in the markets where permitted by AT&T. In addition, the Company is actively pursuing business acquisitions and believes those businesses, once acquired, will add additional revenue and profits to the Company’s existing operations. Throughout the remainder of fiscal year 2011, the Company will continue to monitor its business units to ensure appropriate costs reduction measures are enforced to maximize profitability in all its business units.  In December 2010, the Company began restructuring its operations to align costs with its declining cellular revenues and estimates monthly cost reductions of approximately $100,000 from current levels going forward due to the reduction of overhead and personnel costs. For the remainder of fiscal year 2011, the total debt service obligations for the Company are approximately $1,600,000. Considering the cash on hand, cash forecast to be generated from the cellular subscriber billings under the continuing portion of the AT&T distribution agreements and the payment terms available for obligations owing to AT&T, the impact of recent and future planned cost reduction initiatives and the repayment flexibility allowed to date under the Thermo loan facility, the Company believes it will have sufficient cash to meet its obligations for at least the 12 months following the date of this Report. Historically, the Company has demonstrated its ability to aggressively manage expenses in periods of declining revenues or cash shortfalls to generate sufficient cash to run its operations adequately and currently plans to operate in this manner for the foreseeable future and at least through the completion of its litigation against AT&T.  If the Company is unable to significantly reduce its operating costs and if certain vendor payment obligations were accelerated or the current debt holders of the Company are unwilling to offer repayment flexibility to the Company or re-negotiate the terms of the debt in the future, the Company may be unable to service its existing debt obligations, under the terms of the current debt agreements, or fund its operations in the 12 months following the date of this Report.

Operating Activities

The increase in cash used in the Company’s operating activities during the six months ended November 30, 2010 compared to the six months ended November 30, 2009 is primarily attributable to the Company generating a net loss of approximately $935,000 for the first six months ended November 30, 2010.

Investing Activities

The decrease in cash provided by the Company’s investing activities for the six months ended November 30, 2010 compared to six months ended November 30, 2009 is due to cash receipts received during the first quarter of fiscal year 2010 against former notes receivable. In addition, the Company increased its capital expenditures by approximately $134,000 in the six months ended November 30, 2010 compared to the six months ended November 30, 2009.

Financing Activities

The decrease in cash provided by the Company’s financing activities for the six months ended November 30, 2010 compared to the six months ended November 30, 2009 is primarily attributable to the receipt of approximately $1,373,000 in cash proceeds during the second quarter of fiscal year 2010.  In November  2009, the Company received an additional draw against the Thermo revolving credit facility primarily to purchase inventory related to the Company’s cellular handset brokerage business. There was no similar occurring transaction in the six months ended November 30, 2010. In addition, the Company made a payment of $150,000 related to the trademark license (see Note 9 – “Trademark Purchase Obligation” for addition information on the trademark license) in the six months ended November 30, 2010 with no similar occurring transactions in the six months ended November 30, 2009.

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

Accounts receivable are presented net of an allowance for doubtful accounts of $403,000 and $407,000 at November 30, 2010 and May 31, 2010, respectively.  Based on the information available to the Company, management believes the allowance for doubtful accounts as of those periods are adequate.  However, actual write-offs may exceed the recorded allowance.

The Company evaluates its write-offs on a monthly basis.  The Company determines which accounts are uncollectible, and those balances are written-off against the Company’s allowance for doubtful accounts balance.

Reserve for Inventory Obsolescence: Inventories are stated at the lower of cost (primarily on a moving average basis), which approximates actual cost determined on a first-in, first-out (“FIFO”) basis, or fair market value and are comprised of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors, including recent sales trends, industry market conditions and economic conditions. In assessing the reserve, management also considers price protection credits the Company expects to recover from its vendors when the vendor cost on certain inventory items is reduced shortly after purchase of the inventory by the Company.  In addition, management establishes specific valuation allowances for discontinued inventory based on its prior experience of liquidating this type of inventory.  Through the Company’s wholesale and Internet distribution channels, it is successful in liquidating the majority of any inventory that becomes obsolete.  The Company has many different electronics suppliers, all of which provide reasonable notification of model changes, which allows the Company to minimize its level of discontinued or obsolete inventory. Actual results could differ from those estimates.  Inventories are stated on the Company’s consolidated balance sheet net of a reserve for obsolescence of $231,000 and $232,000 at November 30, 2010 and May 31, 2010, respectively.

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

Contingencies: The Company accounts for contingencies in accordance with ASC 450, Contingencies (“ASC 450”). ASC 450 requires that an estimated loss from a loss contingency shall be accrued when information available prior to issuance of the financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and when the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal and contract dispute matters requires us to use our judgment. We believe that our accruals or disclosures related to these matters are adequate. Nevertheless, the actual loss from a loss contingency might differ from our estimates.

Provision for Income Taxes: The Company accounts for income taxes in accordance with ASC 740, Income Taxes, (“ASC 740”) using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods.  On November 1, 2005, the Company became a member of the consolidated tax group of Progressive Concepts Communications, Inc. (“PCCI”) as a result of PCCI’s gaining control of over 80% of the outstanding common stock of Teletouch on that date.  PCCI gained control of Teletouch’s common stock through the conversion by TLL Partners, LLC (“TLLP”), PCCI’s wholly-owned subsidiary, of all of its shares of the Company’s outstanding Series C Preferred Stock into 44,000,000 shares of common stock on November 1, 2005.  As of November 1, 2005, TLLP was a disregarded entity for federal tax purposes since it was at that time a single member limited liability company (“LLC”). Therefore, the parent company of Teletouch for federal tax purposes was deemed to be PCCI.   The Company continued to account for its taxes under ASC 740 and record its deferred taxes on a stand-alone basis while part of PCCI’s consolidated tax group.  In August 2006 as a result certain debt restructuring activities involving TLLP, Teletouch’s direct parent and PCCI’s wholly-owned subsidiary, the Company broke from the PCCI tax group due to new TLLP shares that were issued as part of this restructuring, which resulted in TLLP no longer being disregarded for tax purposes.  Beginning in August 2006, TLLP is taxed as a partnership, and the Company is again separately liable for its federal income taxes.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company did not have any foreign currency hedges or other derivative financial instruments as of November 30, 2010.  We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments.  Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, the Company conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer (the “Certifying Officers”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Certifying Officers concluded that, as of November 30, 2010 and through the filing of this quarterly report, the Company’s disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting. As described in detail throughout this Item 4, management has taken actions to remediate the material weaknesses in the Company’s internal control over financial reporting.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of interim or annual financial statements will not be prevented or detected on a timely basis by the company’s internal controls. Management has concluded that the following control deficiency constitutes a material weakness as of November 30, 2010:

Controls over Sales and Use Taxes : During the quarter ended November 30, 2010, the Certifying Officers determined that control procedures were not effective related to providing adequate review and oversight of the calculation of the sales tax payables.  The Company’s billing system does not incorporate any type of automated sales tax rate process or database and currently relies on manual entry of sales tax rates when a customer and billing services are setup.  In part, due to this manual process, errors were made in the tax rates rate setup and the computation of sales taxes on certain services that were billed.  These errors were not detected in a timely manner due to lack of experience of the personnel assigned to manage the Company’s sales tax processes nor was their sufficient oversight over the changes being made to the billing system as they pertained to sales tax computations.  The control deficiency was discovered during the preparation for a sales and use tax audit by the State of Texas. This control deficiency may result in additional payments to the State of Texas for incorrectly calculated taxes and taxes not collected on services provided.

Remediation Steps to Address Material Weakness

The Company’s remediation efforts, as outlined below, were implemented in a timely fashion and were designed to address the material weaknesses identified and to strengthen the Company’s internal control over financial reporting.

During the quarter ending November 30, 2010, the Company’s management, with the assistance of third party consultants, initiated activities in its remediation plan to address the root causes of the sales and use tax material weakness. These activities included:

•
The Company’s billing system was modified to default to the maximum sales tax rate allowed by the State of Texas unless a more correct rate was able to be determined through a specific review of customer information and the products and services being billed.

•
The Company’s billing system was set to default to apply sales tax to all sales transactions and access to make changes to the tax status in the billing system was limited to group of personnel responsible for verification of customer exemption status.

•
Responsibility for sales tax processing was transferred from the Company’s information technology department to the finance department under the direction of personnel with expertise in sales and use tax compliance.  In addition, a sales tax consulting firm was engaged to provide support for specific applications of sales and use taxes related to the Company’s sales transactions.

•	Established a monthly process was established to manually re-compute the taxes on a random sampling of invoices to ensure that the billing system computations are correct.

•
A sales tax consulting firm has been engaged to integrate sales tax processing system into the Company’s billing system that will maintain current tax rates and automatically determine taxability of products or services when they are invoiced.

At this time, the Company has completed all of the remediation steps listed above with the exception of implementing a third party sales tax processing system. These items will be tested and monitored during the third and fourth quarters of the fiscal year ending May 31, 2011.

Changes in Internal Controls Over Financial Reporting

Other than the changes noted above related to the Company’s remediation efforts with respect to the material weaknesses it identified, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2007, the Company serviced approximately 83,000 cellular subscribers. Through November 30, 2010, more than 24,200 subscribers have transferred their accounts to AT&T, with a significant percentage of these solely due to the exclusive availability of the iPhone through AT&T and Apple designated retail outlets only.

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

On December 23, 2010, the Company received a second amended Agreed Scheduling Order by the JAMS Arbitrator after AT&T requested another extension of time to complete the required Depositions.  The Arbitration hearing period has been postponed to June 13, 2011 through June 17, 2011.

For a detailed description of the Company’s legal proceedings and legal action Notice and Initial Statement of Claim, please refer to the related Form 8-K, filed with the SEC October 1, 2009, which is incorporated by reference herein.

Item 1A.   Risk Factors

Certain additional risk factors have been identified during 2011, as disclosed below, and we have provided updates where necessary to those risk factors disclosed in our Annual Report for the fiscal year ended May 31, 2010 filed with the SEC on August 30, 2010.

Risk Factors Identified During Fiscal Year 2011

Our reduced cash balances may impede our ability to support our operations, service our debt or satisfy our vendors’ payment terms.

Due to our declining revenues and use of cash to sustain our ongoing operations, the Company cash balances have declined significantly since May 2010.  Extraordinary costs, including funding our ongoing arbitration with AT&T, and certain payment obligations have also contributed to the decline in our cash balances.  We believe that we currently have sufficient cash to operate our business for the next 12 months.  Our cash needs for the next 12 months are dependent on our ability to develop new sources of revenue and margins, further reduction in costs to improve profitability, securing financing to continue our existing operations, or securing financing to acquire a new business.  The completion of any of these activities to provide cash to continue the business cannot be assured but the Company has demonstrated prior success in managing its costs in times of declining revenues.  If our cash flows and cash balances continue to decrease, we may be unable to continue to service our current debt obligations which could also negatively affect our business.  In the event that our business initiatives do not materialize or additional financing is unable to be secured, we will be forced to continue to eliminate costs and delay payments to certain vendors in order to provide sufficient operating cash to sustain the business through the final hearing on the AT&T arbitration which is currently scheduled for June 2011.  We can provide no assurance of a favorable outcome resulting in an award of damages at the conclusion of our arbitration with AT&T nor can we ensure that this hearing will not be delayed beyond June 2011.  An unfavorable ruling or further delays in the AT&T arbitration may have a material impact on our financial condition and impede our ability to sustain operations.

Due to uncertainty in the application and interpretation of applicable state sales tax laws, we may be exposed to additional sales tax liability.

During the quarter ended November 30, 2010 and as a result of preparing for a sales and use tax audit, we identified issues with the prior application and interpretation of sales taxes rates assessed on services billed to its cellular subscribers. Prior sales tax audits on these billings have not detected these issues although the methodology for computing sales taxes was similar in these prior periods.  We believe it is probable that these issues will be identified and challenged in the current audit based on the initial inquiries by the sales tax auditor.  As of the date of this Report, we are unable to estimate the outcome of the audit but estimate a range of potential liability between $22,000 and $2,490,000. This range includes a low estimate based on similar audit results as in prior periods to a high estimate based on a conservative application of sales tax rates to all cellular services billed and including underpayment penalties and interest.  The application of various sales tax laws and rates to our cellular services previously billed is complex, however, the actual liability could fall outside of our range of estimates due to items identified during the audit but not considered by us. Any liability assessed as a result of this audit would negatively impact our financial condition but in the event the assessed liability is closer to the upper end of the range estimated, the Company would currently not have sufficient cash on hand to meet this obligation and would be forced to negotiate a payment plan.  If successful in securing financing on such a tax obligation, the assets of the Company would likely become subject to a tax lien which could have the effect of limiting our ability to secure new financing or by triggering a default under agreements with our current lenders.

We are exposed to credit risk, collection risk and payment delinquencies on its accounts receivable.

None of our outstanding accounts receivables are secured. Our standard terms and conditions permit payment within a specified number of days following the receipt of services or products. While we have procedures to monitor and limit exposure to credit risk on our receivables, there can be no assurance such procedures will effectively limit collection risk and avoid losses. To date, our losses on uncollectible receivables have been within expectations but due to continuing poor economic conditions, certain of our customers have faced and may face liquidity concerns and have delayed and may delay or may be unable to satisfy their payment obligations.  Additionally, a sizable number of our cellular subscribers have transferred their services to AT&T to purchase the iPhone or other services that we have not been allowed to offer.  Balances due to us by customers that transfer to AT&T have proven difficult to collect once their service has been established with AT&T directly.  Both of these factors, among others, may have a material adverse effect on our financial condition and operating results in future periods.

Adverse conditions in the global economy and disruption of financial markets may significantly restrict our ability to generate revenues or obtain debt or equity financing.

The global economy continues to experience volatility and uncertainty. Such conditions could reduce demand for our products and services which would significantly jeopardize our ability to achieve our sales targets. These conditions could also affect our potential strategic partners, which, in turn, could make it much more difficult to execute a strategic collaboration. Moreover, volatility and disruption of financial markets could limit our customers’ ability to obtain adequate financing or credit to purchase and pay for our products and services in a timely manner, or to maintain operations, and result in a decrease in sales volume. General concerns about the fundamental soundness of domestic and international economies may also cause customers to reduce purchases. Changes in governmental banking, monetary and fiscal policies to restore liquidity and increase credit availability may not be effective. Economic conditions and market turbulence may also impact our suppliers’ ability to supply sufficient quantities of product components in a timely manner, which could impair our ability to fulfill sales orders. It is difficult to determine the extent of the economic and financial market problems and the many ways in which they may affect our suppliers, customers, investors, and business in general. Continuation or further deterioration of these financial and macroeconomic conditions could significantly harm sales, profitability and results of operations.  Economic downturns or other adverse economic changes (local, regional, or national) can also hurt our financial performance in the form of lower interest earned on investments and/or could result in losses of portions of principal in our investment portfolio.

We may be unable to attract and retain key personnel.

Our future success depends on the ability to attract, retain and motivate highly skilled management, including sales representatives. To date, we have retained highly qualified senior and mid-level management team, but cannot provide assurance that we will be able to successfully retain all of them, or be successful in recruiting additional personnel as needed. Our inability to do so will materially and adversely affect the business prospects, operating results and financial condition. Our ability to maintain and provide additional services to our customers depends upon our ability to hire and retain business development and technical personnel with the skills necessary to keep pace with continuing changes in telecommunications industry. Competition for such personnel is intense.  Our ongoing litigation with AT&T and the necessary layoffs to align costs with our declining cellular revenues has created an environment of uncertainty for certain of our key personnel within this business segment.  Our inability to hire additional qualified personnel to support our existing cellular business may lead to higher levels of customer attrition or could result in higher recruiting, relocation and compensation costs for such personnel. These accelerated losses of revenues or increased costs may continue to erode our profit margins and make hiring new personnel impractical.

We are experiencing increasing competition in the marketplace for our cellular subscribers, and our primary competitor, AT&T, has significantly greater financial and marketing resources than us.

In the market for telecommunications products and services, we face competition from several competitors, but most notably from our primary supplier, AT&T.  AT&T continues to develop and is expected to continue developing products and services that may entice our cellular subscribers to move their services to AT&T directly.   Although this is the basis for our ongoing litigation with AT&T, the resolution to this litigation has been delayed for many months past our initial expectations (hearing delayed from November 2010 to June 2011 as of the date of this Report).  If we are not able to participate in these products and services, we will continue to lose subscribers to AT&T and possibly at an accelerated rate in the future and our financial condition will be materially and adversely affected. We cannot assure that we will be able to slow the rate of attrition of our cellular subscribers to AT&T or that AT&T will make any of its new products or services available to us in the future. AT&T has substantially greater capital resources, larger marketing staffs and more experience in commercializing products and services.  The losses of our cellular subscribers to AT&T to date has had a material but manageable impact on our financial condition but if we are unable to slow the subscriber losses, develop new revenues and margins to offset these losses or the litigation is further delayed and not settled in our favor, we will be forced to make further significant cost reductions in the business to sustain our operations which in turn may only accelerate our losses of revenues.

Updated and Continuing Risk Factors Disclosed in Our Prior Annual Report

Amounts due under our senior revolving credit facility could accelerate as a result of a continued losses of our cellular subscribers which could  result in an operating cash deficiency and an inability to continue servicing the debt obligation.

We have historically relied upon our revolving credit facility with Thermo Credit, LLC (“Thermo”) to fund our working capital and operating needs. Initially, this facility provided sufficient available borrowings for us since underlying assets pledged as collateral were growing.  The primary asset pledged as collateral is our accounts receivable.  The launch of the iPhone in June 2007 and AT&T’s refusal to allow us to sell the iPhone has resulted in a steady decline in our subscriber base, the related billings and accounts receivable.  This decline in the subscriber base and related billings was accelerated as a result of the expiration our primary DFW distribution agreement with AT&T in August 2009, which ended our ability to add new subscribers and to allow AT&T subscribers in the DFW market to move their cellular services to us.  Prior to August 2009, transfers of customers from AT&T had partially offset some of the losses of customers leaving to purchase the iPhone from AT&T or Apple.  This decline in cellular billings and accounts receivable has directly reduced the borrowings available under the credit facility resulting in over-advances outstanding against the credit facility. We had to borrow the maximum amount available against our assets for certain debt restructuring transactions in addition to fund our working capital needs so the majority of the borrowed funds are not held in cash or other short term assets that would allow us to service an accelerated repayment of the credit facility.  To date, Thermo has allowed us to remain over-advanced on the facility from time-to-time, extended certain repayment terms, modified scheduled debt amortization and has continued to allow the inclusion of certain assets in the computation of its borrowing base, which in turn has allowed us to meet our obligations.  If Thermo were to require repayment of the current over-advanced funds, we would likely experience operating cash deficiencies up to and including being unable to meet its obligations under this revolving credit facility. In addition, if Thermo does not renew the revolving credit facility in January 2012, we will have to secure new financing to re-finance the current obligation due to Thermo and meet our ongoing cash needs. Assuming we can locate a new senior lender, we can provide no assurance the terms of the new financing would be as favorable as these provided by Thermo or that a new lender would be as accommodating to our varying cash needs during the term of the loan.  We can provide no assurance that Thermo will renew the current facility, but do note that the initial loans with Thermo from August 2006, have been modified, expanded and extended on several occasions to date. To the extent that we are unable to refinance this debt, we would likely not have the means to fully repay Thermo from the cash on hand or generated from operations resulting in the possibility of a foreclosure on all of the assets of the Company.

An accelerated reduction in our cellular subscriber base could have a material adverse effect on our business.

The launch of the iPhone in June 2007 and AT&T’s refusal to allow the us sell the iPhone has resulted in a steady decline in our cellular subscriber base (see Item 1. Legal Proceedings for discussion of the action brought against AT&T related to the iPhone and other matters). This decline in our cellular subscriber base was accelerated as a result of the expiration of our primary DFW distribution agreement with AT&T in August 2009. We continue lose subscribers to AT&T and are currently seeking relief through a binding arbitration process that it initiated in September 2009. As AT&T continues to release new products or services that are not made available to us, losses of cellular subscribers will continue. If any of these products or services become in extraordinary demand or are required by consumers or businesses, the result could be an acceleration of cellular subscriber losses to AT&T.  Although we maintain contracts varying from one to two years with our current cellular customers, the customer may voluntarily elect to transfer to another carrier, including AT&T, at any time and incur a penalty fee. If expenses related to our cellular operations are not adjusted accordingly due to a declining subscriber base, we will have to rely upon our other business units to replace the revenue and income loss from its cellular operations. We can provide no assurance that any of our other existing business units could generate enough revenue in a timely manner to cover the losses sustained from a rapidly declining cellular subscriber base. We also can provide no assurance that our customers will continue to purchase products or services from us or that their purchases will be at the same or greater levels than in prior periods.

We may be unsuccessful in the arbitration with AT&T and could incur a significant obligation from the outcome of the arbitration or an unfavorable outcome from the arbitration could have a material adverse effect on the business.

Since July 2007, the we have attempted to negotiate with AT&T for the purpose of obviating the need for legal action. However, such attempts have failed. Therefore, on September 30, 2009, the Company, through the legal entity Progressive Concepts, Inc. commenced an arbitration proceeding against New Cingular Wireless PCS, LLC and AT&T Mobility Texas LLC (collectively, “AT&T”) seeking at least $100 million in damages. The binding arbitration was commenced to seek relief for damages incurred as AT&T has prevented PCI from selling the popular iPhone and other “AT&T exclusive” products and services that PCI is and has been contractually entitled to provide to its customers under distribution agreements between PCI and AT&T. In response to PCI’s initiating its legal action, AT&T filed certain counterclaims in the arbitration, including seeking monetary damages for equipment transactions between the parties and certain alleged breaches of the distribution agreement by the Company. If we do not prevail in our claim against AT&T, then the expected result is that we would continue to service our subscribers under the distribution agreement and would not be awarded any monetary damages. While we believe that the counterclaims are baseless, if AT&T prevails in its counterclaims during the arbitration, we could potentially be held liable for certain payments to AT&T or it could be ruled that we had defaulted on certain terms and conditions of the distribution agreement as a result of actions alleged in these counterclaims. We can provide no assurance that we will prevail in the arbitration against AT&T or be able to defend against the counterclaims raised by AT&T or pay any obligations due to AT&T in the event they were to prevail in any of their counterclaims.

Our parent company may be unable to meet its future financial obligations resulting in a change in control of the Company.

Prior to the acquisition of PCI in August 2006, TLLP, Teletouch’s parent company, assumed all of the remaining institutional debt of PCI, whereby the senior debt obligations formerly at PCI were transferred to TLLP as senior debt obligations and the subordinated debt obligations of PCI were partially settled by the issuance of Teletouch’s common stock owned by TLLP with the balance converted to redeemable Series A preferred units of TLLP. To secure the senior debt obligation, TLLP pledged all of its assets, which consist primarily of its holding of approximately 80% of the outstanding common stock of Teletouch. When the senior debt originally matured in August 11, 2007, TLLP did not have sufficient cash or other means to repay this debt and was successful in negotiating an initial extension of the maturity date through October 11, 2007. Subsequent extensions were granted by the senior debt holder to TLLP extending the maturity date through January 31, 2011. TLLP is a holding company with no operations with a minimal amount of cash on hand and may be dependent upon selling a sufficient number of shares it owns in Teletouch common stock or upon the cash flows of Teletouch through the receipt of future cash dividends to service its outstanding debt obligations. The Company has no current agreements with TLLP to fund cash obligations nor does it have any current plans to declare dividends in order to allow TLLP to meet the debt obligations. TLLP’s management has represented to the Company that it is currently working to sell a sufficient number of shares of Teletouch’s common stock to purchase its senior debt in order to allow additional time for the value of its Teletouch common stock to appreciate in order for it to be able to sell a sufficient number of shares to redeem its Series A preferred units. If TLLP is unsuccessful in repaying its obligations and its lenders foreclose on Teletouch’s common stock owned by TLLP and become the majority shareholders of Teletouch, then there is a risk that these lenders could vote through matters that may not be in the best interest of the shareholders of Teletouch as a whole.

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

Date: January 14, 2011	TELETOUCH COMMUNICATIONS, INC. Registrant

	By:	/s/ Robert M. McMurrey
Robert M. McMurrey Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Douglas E. Sloan
Douglas E. Sloan Chief Financial Officer (Principal Financial and Accounting Officer)