Form 10-Q
period 2011-02-28
TELETOUCH COMMUNICATIONS INC
filed 2011-04-14
CIK 928659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 28, 2011

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date:  Common Stock, $0.001 par value, 48,739,002 shares at April 14, 2011.

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

PART 1 – FINANCIAL INFORMATION

Item 1.   Financial Statements

TELETOUCH COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

ASSETS

	February 28,	May 31,
	2011	2010
CURRENT ASSETS:

Cash	$2,059	$4,932
Certificates of deposit-restricted	50	150
Accounts receivable, net of allowance of $311 at February 28, 2011 and $407 at May 31, 2010	3,624	3,967
Accounts receivable-related party	23	-
Unbilled accounts receivable	2,125	2,592
Inventories, net of reserve of $253 at February 28, 2011 and $232 at May 31, 2010	1,701	1,049
Notes receivable	1	15
Prepaid expenses and other current assets	455	1,288
Patent held for sale	257	257
Total Current Assets	10,295	14,250

PROPERTY AND EQUIPMENT, net of accumulated depreciation
of $6,234 at February 28, 2011 and $6,039 at May 31, 2010	2,705	2,749

GOODWILL	343	343

INTANGIBLE ASSETS, net of accumulated amortization
of $9,678 at February 28, 2011 and $8,964 at May 31, 2010	3,808	4,342

TOTAL ASSETS	$17,151	$21,684

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	February 28,	May 31,
	2011	2010
CURRENT LIABILITIES:

Accounts payable	$7,685	$7,964
Accounts payable-related party	-	111
Accrued expenses and other current liabilities	4,226	5,517
Current portion of long-term debt	1,498	1,412
Current portion of trademark purchase obligation	150	150
Deferred revenue	339	336
Total Current Liabilities	13,898	15,490

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	13,228	14,487
Long-term trademark purchase obligation, net of current portion	200	350
Total Long Term Liabilities	13,428	14,837

TOTAL LIABILITIES	27,326	30,327

COMMITMENTS AND CONTINGENCIES (NOTE 11)	-	-

SHAREHOLDERS' DEFICIT:
Common stock, $.001 par value, 70,000,000 shares authorized, 49,916,189 shares issued and 48,739,002 shares outstanding at February 28, 2011 and May 31, 2010	50	50
Additional paid-in capital	51,531	51,186
Treasury stock, 1,177,187 shares held at February 28, 2011 and May 31, 2010	(216)	(216)
Accumulated deficit	(61,540)	(59,663)
Total Shareholders' Deficit	(10,175)	(8,643)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$17,151	$21,684

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2011	2010	2011	2010

Operating revenues:
Service and installation revenue	$4,950	$6,308	$15,814	$19,522
Product sales revenue	4,407	10,251	11,465	22,375
Total operating revenues	9,357	16,559	27,279	41,897

Operating expenses:
Cost of service and installation (exclusive of depreciation and amortization included below)	1,528	1,693	4,575	5,569
Cost of products sold	4,125	8,719	10,480	19,791
Selling and general and administrative	3,767	4,421	11,429	12,594
Depreciation and amortization	281	311	844	956
Loss (gain) on disposal of assets	-	-	(1)	1
Total operating expenses	9,701	15,144	27,327	38,911
Income (loss) from operations	(344)	1,415	(48)	2,986

Interest expense, net	(553)	(602)	(1,672)	(1,674)

Income (loss) before income tax expense	(897)	813	(1,720)	1,312
Income tax expense	45	60	157	183
Net income (loss)	$(942)	$753	$(1,877)	$1,129

Basic income (loss) per share applicable to common shareholders	$(0.02)	$0.02	$(0.04)	$0.02

Diluted income (loss) per share applicable to common shareholders	$(0.02)	$0.02	$(0.04)	$0.02

Weighted average shares outstanding:
Basic	48,739,002	48,739,002	48,739,002	48,791,738
Diluted	48,739,002	48,830,618	48,739,002	48,791,738

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	February 28,
	2011	2010
Operating Activities:
Net income (loss)	$(1,877)	$1,129
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	844	956
Non-cash compensation expense	345	204
Non-cash interest expense	94	57
Provision for losses on accounts receivable	276	765
Provision for inventory obsolescence	98	89
Loss (gain) on disposal of assets	(1)	1
Changes in operating assets and liabilities:
Accounts receivable	507	539
Inventories	(750)	83
Prepaid expenses and other assets	833	(396)
Accounts payable	(390)	(2,938)
Accrued expenses and other current liabilities	(1,291)	(1,539)
Deferred revenue	3	82
Net cash used in operating activities	(1,309)	(968)

Investing Activities:
Capital expenditures	(179)	(77)
Purchase of intangible asset	(31)	-
Redemption of certificates of deposit	100	200
Net proceeds from sale of assets	1	2
Receipts from notes receivable	3	598
Net cash (used in) provided by investing activities	(106)	723

Financing Activities:
Proceeds from long-term debt	-	1,373
Payments on long-term debt	(1,308)	(1,884)
Purchase of trademark license	(150)	-
Purchase of treasury stock	-	(31)
Net cash used in financing activities	(1,458)	(542)

Net decrease in cash	(2,873)	(787)
Cash at beginning of period	4,932	4,642

Cash at end of period	$2,059	$3,855
Supplemental Cash Flow Data:
Cash payments for interest	$1,579	$1,617
Cash payments for income taxes	$43	$273
Non-Cash Transactions:
Capitalization of loan origination fees	$135	$244
Intangible asset received for payment of note receivable	$10	$257
Intangible asset received for payment of accounts receivable	$4	$-
Fixed assets received for payment of note receivable	$-	$25

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

For over 46 years, Teletouch together with its predecessors has offered a comprehensive suite of telecommunications products and services including cellular, two-way radio, GPS-telemetry, wireless messaging and public safety equipment. As of February 28, 2011, the Company operated 20 retail and agent locations in Texas.  Locations include both “Teletouch” and “Hawk Electronics” branded in-line and free-standing stores and service centers. The Teletouch branded locations offer primarily the Company’s two-way radio products and services as well as public safety equipment to state, city and local entities as well as commercial businesses. Teletouch’s wholly-owned subsidiary, Progressive Concepts, Inc. (“PCI”) is a Master Distributor and Authorized Provider of cellular voice, data and entertainment services though AT&T Mobility (“AT&T”) to consumers, businesses and government agencies and markets these services under the Hawk Electronics brand name. For over 26 years, PCI has offered various communication services on a direct bill basis and today services approximately 50,000 cellular subscribers. PCI sells consumer electronics products and cellular services through its stores, its own network of Hawk-branded sub-agents stores, its own direct sales force and on the Internet at various sites, including its primary consumer-facing sites: www.hawkelectronics.com, www.hawkwireless.com and www.hawkexpress.com. The Company handles all aspects of the wireless customer relationship, including:

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

In addition, PCI operates a national wholesale distribution business, “PCI Wholesale,” which serves major carrier agents, rural cellular carriers, smaller consumer electronics and automotive retailers and auto dealers throughout the country and internationally, with ongoing product and sales support through its direct sales representatives, call center, and the Internet through www.pciwholesale.com and www.pcidropship.com, among other sites. Teletouch also sells public safety equipment and services under the brand “Teletouch PSE” (Public Safety Equipment), through direct sales and distribution including the United States General Services Administration (“GSA”), BuyBoard (a State of Texas website operated by the Local Government Purchasing Cooperative), and a Texas multiple awards contract (“TXMAS”) facility also run by the State of Texas, which allows products to be sold to all State agencies and authorized local public entities.

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

Certificates of Deposit-Restricted:  From time to time, the Company is required to issue standby letters of credit to it suppliers to secure purchases made under the credit terms provided by these suppliers. The Company deposits funds into a certificate of deposit and instructs that bank to issue the standby letter of credit to the benefit of the supplier. All such funds are reported as restricted funds until such time as the supplier releases the letter of credit requirement. As of February 28, 2011 and May 31, 2010, the Company had $50,000 and $150,000 deposited in certificate of deposits, respectively, securing standby letters of credit with its suppliers.

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

Accounts receivable are presented net of an allowance for doubtful accounts of $311,000 and $407,000 at February 28, 2011 and May 31, 2010, respectively.  Based on the information available to the Company, management believes the allowance for doubtful accounts at the end of both periods are adequate.  However, actual write-offs may exceed the recorded allowance.

The Company evaluates its write-offs on a monthly basis.  The Company determines which accounts are uncollectible, and those balances are written-off against the Company’s allowance for doubtful accounts.

Reserve for Inventory Obsolescence:  Inventories are stated at the lower of cost (primarily on a moving average basis), which approximates actual cost determined on a first-in, first-out (“FIFO”) basis, or fair market value and are comprised of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors including recent sales trends, industry market conditions and economic conditions. In assessing the reserve, management also considers price protection credits the Company expects to recover from its vendors when the vendor cost on certain inventory items is reduced shortly after the purchase of the inventory by the Company. In addition, management establishes specific valuation allowances for discontinued inventory based on its prior experience liquidating this type of inventory.  Through the Company’s wholesale and internet distribution channels, it is successful in liquidating the majority of any inventory that becomes obsolete.  The Company has many different cellular handset, radio and other electronics suppliers, all of which provide reasonable notification of model changes, which allows the Company to minimize its level of discontinued or obsolete inventory. Inventories are presented net of a reserve for obsolescence of $253,000 and $232,000 at February 28, 2011 and May 31, 2010, respectively. Actual obsolescence could differ from those estimates.

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

As of February 28, 2011, the most significant intangible assets remaining that continue to be amortized are the AT&T distribution agreements and subscriber bases.  The DFW and San Antonio AT&T cellular distribution agreements will continue to be amortized through August 31, 2014 and December 31, 2013, respectively, or for approximately 3.5 and 2.8 years, respectively.

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

Asset Held for Sale: In accordance with ASC 360, the Company will reclassify certain long-lived assets as a current asset held for sale on the Company’s consolidated balance sheets if certain requirements are met.  In order for an asset to be held for sale under the provisions of ASC 360, management must determine the asset is to be held for sale in its current condition, an active plan to complete the sale of the asset has been initiated and the sale of the asset is probable within one year. The Company evaluated the hotspot network patent it acquired during the public auction of Air-bank, Inc.’s assets in July 2009 and has determined this asset met all the criteria for an asset held for sale under ASC 360.  At February 28, 2011, the patent is recorded as a current asset held for sale on the Company’s consolidated balance sheet for approximately $257,000 as the Company is actively pursuing the sale of this patent through a broker. The Company has received no formal offers to purchase the patent from potential buyers but has received several expressions of interest from qualified buyers who have indicated the market value of the patent exceeds the carrying value as of February 28, 2011. The Company is attempting to sell the patent by the end of fiscal year 2011.  In the event the Company is unable to sell the patent by the end of fiscal year 2011, the patent will be re-classified to long-lived intangible assets and the carrying value will be adjusted to the patent’s fair value giving consideration to our inability to sell this asset since June 2009.

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

Provision for Income Taxes: The Company accounts for income taxes in accordance with ASC 740, Income Taxes, (“ASC 740”) using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences, net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods.  As of February 28, 2011 and May 31, 2010, the Company has recorded a valuation allowance against the full amount of its net deferred tax assets. Although the Company had taxable income for fiscal year 2010, it is currently unable to reasonably forecast taxable income beyond fiscal year 2010.  The inability to forecast taxable income in future years makes it more likely than not that the Company will not realize its recorded deferred tax assets in future periods.

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

Stock-based Compensation: At February 28, 2011 the Company had two stock-based compensation plans for employees and nonemployee directors, which authorize the granting of various equity-based incentives including stock options and stock appreciation rights.

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

Cash flows resulting from excess tax benefits are classified as a financing activity. Excess tax benefits are realized from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits as a result of any exercises of stock options in the nine months ended February 28, 2011 and 2010 because the Company provided for a full valuation allowance against all accrued future tax benefits for all periods presented until its operations improve and the Company is able to forecast taxable income in the future sufficient to utilize its deferred tax assets.

For the nine months ended February 28, 2011 and 2010, the Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option pricing model. The Company has determined that the best measure of expected volatility is based on the historical daily volatility of the Company’s common stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for options issued in the nine months ended February 28, 2011 ranged from 127.22% to 135.33% and was 240.4% for the options issued in the nine months ended February 28, 2010.  The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107 with the continued use of this method extended under the provisions of Staff Accounting Bulletin No. 110. Under this formula, the expected term is equal to: ((weighted-average vesting term + original contractual term)/2). The expected term used by the Company as computed by this method for options issued in the nine months ended February 28, 2011 ranged from 5.0 years to 6.0 years and was 5.0 years for the options issued in the nine months ended February 28, 2010. The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for options issued in the nine months ended February 28, 2011 ranged from 2.05% to 2.42% and was 2.55% for the options issued in the nine months ended February 28, 2010. Dividend yield is zero for these options as the Company does not expect to declare any dividends on its common shares in the foreseeable future.

In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption.  The Company has estimated an annualized forfeiture rate of 0.0% for the stock options granted to senior management and the Company’s directors in the nine months ended February 28, 2011 and 2010.  The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

Options exercisable at February 28, 2011 and May 31, 2010 totaled 4,651,432 and 3,054,545, respectively.  The weighted-average exercise price per share of options exercisable at February 28, 2011 and May 31, 2010 was $0.27 with remaining weighted-average contractual terms of approximately 7.0 years.

The weighted-average grant date fair value of options granted during the nine months ended February 28, 2011 and 2010 was $0.30 and $0.11, respectively.

At February 28, 2011, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $109,000, which will be amortized over the weighted-average remaining requisite service period of 1.0 years.

Income (loss) Per Share:  In accordance with ASC 260, Earnings Per Share, basic income (loss) per share (“EPS”) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding including any dilutive securities outstanding.  At February 28, 2011, the Company’s outstanding common stock options totaled 5,655,817 and were not included in the computation of diluted earnings per share due to their antidilutive effect as a result of the net loss incurred during the three and nine months ended February 28, 2011. At February 28, 2010, the Company’s outstanding common stock options totaled 4,563,316. For the three months ended February 28, 2010, 91,616 common stock options were dilutive securities and were included in the diluted earnings per share calculation due to the Company’s market price of its common stock at February 28, 2010 exceeding the options’ exercise price.  For the nine months ended February 28, 2010, the Company’s common stock options were excluded from the diluted earnings per share calculation because the options’ exercise price exceeded the Company’s market price of its common stock at February 28, 2010.

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

NOTE 3 – RELATIONSHIP WITH CELLULAR CARRIER

The Company has historically had six distribution agreements with AT&T which provide for the Company to distribute AT&T wireless services, on an exclusive basis, in major markets in Texas and Arkansas, including the Dallas-Fort Worth, Texas Metropolitan Statistical Area (“MSA”), San Antonio, Texas MSA, Austin, Texas MSA, Houston, Texas MSA, East Texas Regional MSA and Arkansas, including primarily the Little Rock, Arkansas MSA. During fiscal year 2010 and following the Company’s commencement of an arbitration proceeding against AT&T (discussed further below), AT&T notified the Company it is cancelling or not renewing three of the six distribution agreements including those agreements that cover the Austin, Texas MSA, Houston, Texas MSA and Arkansas.  The Company is disputing these cancellations and has had these matters included to be resolved in the arbitration hearing related to the DFW Agreement. The distribution agreements permit the Company to offer AT&T cellular phone service with identical pricing characteristics to AT&T and provide billing customer services to its customers on behalf of AT&T in exchange for certain predetermined compensation and fees, which are primarily in the form of a revenue sharing of the core wireless services the Company bills on behalf of AT&T. In addition, the Company bills the same subscribers several additional features and products that it offers and retains all revenues and gross margins related to those certain services and products.

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

On September 30, 2009, Teletouch’s subsidiary, PCI, commenced an arbitration proceeding against AT&T seeking at least $100 million in damages. The binding arbitration was commenced to seek relief for damages incurred as AT&T has prevented the Company from selling the popular iPhone and other “AT&T exclusive” products and services that PCI believes it is contractually entitled to provide to its customers.  In addition, the Company’s initial statement of claim alleges, among other things, that AT&T has violated the longstanding non-solicitation provisions under the DFW Agreement by and between the companies by actively inducing customers to leave PCI for AT&T. While PCI has attempted to negotiate with AT&T for the purpose of obviating the need for legal action, such attempts have failed.  Accordingly, PCI initiated this arbitration.  AT&T subsequently filed certain counterclaims with the arbitrator seeking an unspecified amount of damages from PCI and claiming that PCI was operating in violation of certain provisions of the distribution agreements and such agreements should therefore be cancellable by AT&T.  In March 2011, both the Company’s and AT&T’s independent valuation experts filed initial damages computations with the arbitrator which valued each party’s respective damages as a result of the other party’s actions.   The Company’s expert provided damages computations under several scenarios which included damages assuming PCI’s damages were limited to the liquidated damages provision included in the distribution agreement and several alternate computation of lost profits depending on the timing of which it was determined that PCI should have been allowed to sell the iPhone.  Under the liquidated damages limitation, PCI’s damages are estimated to be $48.9 million.  Under the lost profits computations, PCI’s damages are estimated to be as high as $35.0 million due to lost profits on subscriber transferred to AT&T and those subscribers that PCI did not get because of it not being allowed to sell the iPhone.  Additionally, if it is determined that PCI should also be compensated for the fair value of its subscriber base as of August 31, 2009 (the date of the expiration of the DFW and San Antonio distribution agreements), damages could be increased by $51.8 million, resulting in total damages and compensation due to PCI totaling $86.8 million.  AT&T’s expert computed AT&T’s damages in the range of $7.6 million to $9.9 million, depending on the arbitrator’s interpretation of the San Antonio distribution agreement.   See Item 1. Legal Proceedings for further discussion on the arbitration with AT&T.

The Company reports its revenues related to the AT&T services on a net basis in accordance with ASC 605-45 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2011	2010	2011	2010

Gross service and installation billings	$10,044	$12,907	$31,920	$41,083
Less: Direct costs paid to AT&T	(5,094)	(6,599)	(16,106)	(21,561)
Net service and installation revenue	$4,950	$6,308	$15,814	$19,522

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

NOTE 4 – INVENTORY

The following table reflects the components of inventory (in thousands):

	February 28, 2011			May 31, 2010
	Cost	Reserve	Net Value	Cost	Reserve	Net Value
Phones and related accessories	$1,196	$(80)	$1,116	$557	$(69)	$488
Automotive products	258	(33)	225	284	(42)	242
Satellite products	16	(4)	12	18	(4)	14
Two-way products	478	(135)	343	418	(115)	303
Other	6	(1)	5	4	(2)	2

Total inventory and reserves	$1,954	$(253)	$1,701	$1,281	$(232)	$1,049

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	February 28, 2011	May 31, 2010

Land	$774	$774
Buildings and leasehold improvements	3,113	3,056
Two-way network infrastructure	1,055	1,055
Office and computer equipment	2,808	2,716
Signs and displays	793	790
Other equipment	396	397
	$8,939	$8,788
Less:
Accumulated depreciation and amortization	(6,234)	(6,039)
	$2,705	$2,749

Depreciation and amortization expense related to property and equipment was approximately $76,000 and $87,000 for the three months ended February 28, 2011 and 2010, respectively and $225,000 and $285,000 for the nine months ended February 28, 2011 and 2010, respectively.

Property and equipment are recorded at cost.  Depreciation and amortization is computed using the straight-line method.  The following table contains the property and equipment by estimated useful life, net of accumulated depreciation and amortization as of February 28, 2011 (in thousands):

	Less than	3 to 4	5 to 9	10 to 14	15 to 19	20 years	Total Net
	3 years	years	years	years	years	and greater	Value
Buildings and leasehold improvements	$16	$59	$114	$-	$9	$1,156	$1,354
Two-way network infrastructure	8	145	86	-	-	-	239
Office and computer equipment	161	71	15	-	-	-	247
Signs and displays	38	11	5	-	-	-	54
Land	-	-	-	-	-	774	774
Other	17	20	-	-	-	-	37
	$240	$306	$220	$-	$9	$1,930	$2,705

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill:  The reported goodwill of the Company at February 28, 2011 and May 31, 2010 relates entirely to the two-way radio segment. The goodwill was acquired in January 2004 for $894,000 as part of the purchase of the two-way radio assets of DCAE, Inc.  During the fourth quarter of fiscal year 2005, this goodwill was deemed impaired as a result of losses in revenues and profitability in the Company’s two-way radio segment (the “reporting unit” under ASC 350) and the goodwill was written down to $343,000.  The $343,000 carrying value of the goodwill is reported on its consolidated balance sheet at February 28, 2011 and May 31, 2010.

Other intangible assets:  The following is a summary of the Company’s intangible assets as of February 28, 2011 and May 31, 2010 excluding goodwill (in thousands):

	February 28, 2011			May 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value
Definite lived intangible assets:
Wireless contracts and subscriber bases	$10,289	$(7,671)	$2,618	$10,258	$(7,091)	$3,167
FCC licenses	103	(81)	22	104	(73)	31
PCI marketing list	1,235	(1,235)	-	1,235	(1,235)	-
Loan origination fees	774	(519)	255	639	(395)	244
Government Services Administration contract	15	(2)	13	-	-	-
Internally developed software	170	(170)	-	170	(170)	-
Total amortizable intangible assets	12,586	(9,678)	2,908	12,406	(8,964)	3,442

Indefinite lived intangible assets:
Perpetual trademark license agreement	900	-	900	900	-	900

Total intangible assets	$13,486	$(9,678)	$3,808	$13,306	$(8,964)	$4,342

Amortization is computed using the straight-line method based on the following estimated useful lives:

Wireless contracts and subscriber bases	1-13 years
FCC licenses	9 years
Government Administration Services contract	5 years
Loan origination fees	2-5 years
Internally-developed software	3 years

Total amortization expense for the three months ended February 28, 2011 and 2010 was approximately $205,000 and $224,000, respectively and $619,000 and $671,000 for the nine months ended February 28, 2011 and 2010, respectively.

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

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of (in thousands):

	February 28,	May 31,
	2011	2010

Accrued payroll and other personnel expense	$695	$1,957
Accrued state and local taxes	592	527
Unvouchered accounts payable	2,210	1,953
Customer deposits payable	338	427
Other	391	653
Total	$4,226	$5,517

NOTE 8 – LONG-TERM DEBT

Long-term debt at February 28, 2011 and May 31, 2010 consists of the following (in thousands):

	February 28,	May 31,
	2011	2010
Thermo revolving credit facility	$11,330	$12,189
East West Bank (formerly United Commerical Bank)	2,283	2,361
Jardine Capital Corporation bank debt	574	585
Warrant redemption notes payable	539	764
Total long-term debt	14,726	15,899
Less: Current portion	(1,498)	(1,412)
Long-term debt, net	$13,228	$14,487

Current portion of long-term debt at February 28, 2011 and May 31, 2010 consists of the following (in thousands):

	February 28,	May 31,
	2011	2010
Thermo revolving credit facility	$833	$1,016
East West Bank (formerly United Commerical Bank)	108	105
Jardine Capital Corporation bank debt	18	16
Warrant redemption notes payable	539	275
Total current portion of long-term debt	$1,498	$1,412

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

The Second Amended Thermo Revolver provides for the Company to obtain revolving credit loans from Thermo from time to time up to $18,000,000.  Borrowings against the Second Amended Thermo Revolver are limited to specific advance rates against the aggregate fair value of the Company’s assets, as defined in the amendment, including real estate, equipment, infrastructure assets, inventory, accounts receivable, intangible assets and notes receivable (collectively, the “Borrowing Base”). The Company is allowed to borrow the lesser of the borrowing base amount or the initial commitment amount of $18,000,000, less the cumulative amount of minimum monthly principal repayment amounts defined in the agreement.  If the Company were to borrow the maximum amount available under its credit line, beginning in December 31, 2009, the availability under the Second Amended Thermo Revolver would be reduced monthly by an amount equal to the average principal balance of loans outstanding against the non-accounts receivable assets in the Borrowing Base for that month divided by sixty (60) (the “Monthly Step Down”).  The loans outstanding on the accounts receivable component of the Borrowing Base will be increased or decreased through periodic reporting of the Borrowing Base to Thermo. The balance of all principal and interest outstanding under the Second Amended Thermo Revolver was due January 31, 2012.  The annual interest rate on the Second Amended Thermo Revolver is the lesser of: (a) the maximum non-usurious rate of interest per annum permitted by applicable Louisiana law or (b) the greater of (i) the prime rate plus 8% or (ii) fourteen percent (14%). Under the terms of the Second Amended Thermo Revolver, the Company must maintain certain financial covenants including a net worth of at least $5,000,000, computed on a fair value basis, at each fiscal quarter, a debt service coverage ratio that ranges between 1.10 and 1.20 over the remaining life of the revolver and an operating income no less than zero at any fiscal quarter. The purpose of the Second Amended Thermo Revolver was to retire the former factoring debt facility with Thermo and to provide additional availability to the Company for its ongoing working capital needs.

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

In February 2010, the Company began making principal payments on the Second Amended Thermo Revolver due to the Company’s having borrowings outstanding against the non-accounts receivable assets in excess of the 33.3% limit on such borrowings as measured against the total borrowings outstanding. This situation resulted due to a decline in the Company’s accounts receivable and its related borrowings against these receivables in 2010. In March 2010, Thermo agreed to let the Company begin making monthly principal payments of approximately $53,000 through the remainder of the term of the loan to reduce the outstanding loan balance against the non-accounts receivable assets.  The monthly principal payments reduce the commitment amount under the revolver.

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

On March 9, 2011, the Company amended its revolving credit facility with Thermo Credit, LLC, effective December 31, 2010, which resulted in (i) extending the maturity date of the revolver from January 31, 2012 to January 31, 2013, (ii) an additional commitment fee of $135,000 due and payable on or before January 31, 2012, (iii) the deferral of monthly step down payments for the period December 2010 to June 2011 to be due and payable on or before August 31, 2011 and (iv)  the deferral of an over advance of $433,747 as of December 31, 2010 to be due and payable on or before August 31, 2011 after consideration of the Company’s borrowing base as of that date (the “Third Amended Thermo Revolver”). All other terms of the revolver remain unchanged.

As of February 28, 2011, the Company had approximately $11,300,000 in loans outstanding under the Third Amended Thermo Revolver which included loan commitment fees due on August 1, 2011 and January 31, 2012 of approximately $68,000 and $135,000, respectively.

As of February 28, 2011, the Company had a maximum availability of $5,800,000 against non-accounts receivable assets and $11,599,000 against accounts receivable for a total maximum availability of borrowings under the revolver of $17,399,000. Additionally, As of February 28, 2011, $6,604,000 was advanced against accounts receivable and $4,725,000 was advanced against non-accounts receivable assets. The availability to the Company as of February 28, 2011 under the Third Amended Thermo Revolver is approximately $4,995,000 to be borrowed against future accounts receivable and $1,075,000 to be borrowed against non-accounts receivable asset future purchases.

For the three months ended February 28, 2011, the Company was not in compliance with the debt service coverage ratio and had negative operating income.  The Company has obtained waivers of these covenants through February 28, 2011. If the Company does not comply with the covenants of its debt agreement with Thermo in the future, and if future waivers or loan modifications are not obtained, Thermo will have certain remedies available to them which include increasing the interest rates and acceleration of payments due under the loan.

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

As of February 28, 2011, the Company has recorded $150,000 as current portion of trademark purchase obligation (July 1, 2011 payment) as a current liability and has recorded $200,000 (payments due thereafter) under long-term trademark purchase obligation as a long-term liability.

NOTE 10 - INCOME TAXES

Teletouch uses the liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences reverse.

Significant components of the Company’s deferred taxes are as follows (in thousands):
	February 28, 2011	May 31, 2010

Deferred Tax Assets:
Current deferred tax assets:
Accrued liabilities	$654	$826
Deferred revenue	67	55
Inventories	94	83
Allowance for doubtful accounts	106	138
	921	1,102
Valuation allowance	(921)	(1,102)
Current deferred tax assets, net of valuation allowance	-	-

Non-current deferred tax assets:
Net operating loss	10,524	9,769
Intangible assets	250	228
Fixed assets	190	174
Licenses	13	15
Other	40	47
	11,017	10,233
Valuation allowance	(11,017)	(10,233)
Non-current deferred tax assets, net of valuation allowance	$-	$-

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

	Twelve Months Ending February 28,
	Total	2012	2013	2014	2015	Thereafter

Operating leases	$4,919	$704	$440	$339	$254	$3,182

Sales and Use Tax Audit Contingency

In October 2010, the Company became subject to a sales and use tax audit covering the period of January 2006 to October 2009. During the second quarter of fiscal year 2011 and while preparing for this audit, the Company identified issues with the prior application and interpretation of sales tax rates assessed on services billed to its cellular subscribers. Prior sales tax audits on these billings have not detected these issues although the methodology for computing sales taxes was similar in these prior periods.  The Company concluded that it is probable that these issues will be identified and challenged in the current audit based on the initial inquiries by the sales tax auditor.  As February 28, 2011 and through the date of this Report, we are unable to estimate the outcome of the audit but can estimate a range of potential liability between $22,000 and $2,490,000. This range includes a low estimate based on similar audit results in prior periods to a high estimate based on a conservative application of sales tax rates to all cellular services billed and including underpayment penalties and interest.  The application of the various sales tax laws and rates on the Company’s cellular services is complex and the actual liability could fall outside of our estimated range due to items identified during the audit but not considered by us.

Since the sales tax audit is ongoing and the Company is unable make a reasonable estimate of the outcome of this audit, under ASC 450, Contingencies, the Company has concluded that the appropriate accrual would be the lower end of the range.  Based on the immateriality of the $22,000 estimated liability at the lower end of the range, the Company has not recorded an accrual for this loss as of February 28, 2011.  As the audit progresses and if the Company can better estimate the outcome of the audit, it will record this accrual and a charge against earnings in that period.

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

Series C Preferred Stock:  At February 28, 2011, no shares of Series C Preferred Stock with a par value of $0.001 are issued and outstanding.

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

As of February 28, 2011, approximately 27,329 Non-Qualified Options and 12,000 Incentive Options are outstanding under the 1994 Plan, and approximately 496,998 Non-Qualified Options and 5,119,490 Incentive Options are outstanding under the 2002 Plan.

A summary of option activity for the nine months ended February 28, 2011 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at June 1, 2010	4,563,316	$0.25	7.36	$401,150
Nine months ended February 28, 2011
Granted	1,093,167	0.33
Exercised	-	-
Forfeited	(666)	0.24
Outstanding at February 28, 2011	5,655,817	0.26	7.13	921,826

Options exercisable at February 28, 2011	4,651,432	$0.27	6.97	$724,818

The following table summarizes the status of the Company’s non-vested stock options since June 1, 2010:

	Non-vested Options
		Weighted-
	Number of	Average Fair
	Shares	Value
Non-vested at June 1, 2010	1,508,771	$0.18
Granted	1,093,167	0.30
Vested	(1,597,553)	0.25
Forfeited	-	-
Non-vested at February 28, 2011	1,004,385	$0.21

The Company estimates the fair value of employee stock options on the date of grant using the Black-Scholes model. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The Company has elected to estimate the expected life of an award based on the SEC approved “simplified method.” The Company calculated its expected volatility assumption required in the Black-Scholes model based on the historical volatility of its stock.  The Company recorded approximately $40,000 and $35,000 in stock based compensation expense in the consolidated financial statements for the three months ended February 28, 2011 and 2010, respectively.  The Company recorded approximately $345,000 and $204,000 in stock based compensation expense in the consolidated financial statements for the nine months ended February 28, 2011 and 2010, respectively.

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

TLL Partners, LLC, a Delaware LLC (“TLLP”) – TLLP has no operations and is a holding company formed in 2001 to acquire certain outstanding Series A Preferred stock and subordinated debt obligations of Teletouch.  The purchased subordinated debt obligations were forgiven, and in November 2002, all of the outstanding Series A Preferred stock was redeemed by Teletouch by the issuance of 1,000,000 shares of Teletouch’s convertible Series C Preferred stock.  In November 2005, TLLP converted all of its shares of Series C Preferred stock into 44,000,000 shares of Teletouch’s common stock gaining a majority ownership of Teletouch’s outstanding common stock.  As of February 28, 2011, TLLP owns 37,983,334 shares of Teletouch common stock, representing approximately 78% of Teletouch’s outstanding common stock.  During our third fiscal quarter, TLLP informed the Company of its intent to sell some of its holdings of Teletouch common stock.  During the quarter ended February 28, 2011, TLLP sold 1,166,666 shares of Teletouch stock to certain non-affiliated parties.  As of the date of this Report, and following the end of the quarter,  TLLP has sold an additional 1,450,000 shares of Teletouch stock.  The Company has been informed that TLLP will be continuing to sell a portion of its shares of Teletouch stock until it has raised sufficient funds to settle certain debt obligations at TLLP.  As a result of these sales, the Company has entered into various Registration Rights Agreements with the buyers to provide for a subsequent registration of these shares with the SEC.

The Company received certain dividend payments from investments belonging to TLLP in the periods presented in this Report and paid certain consulting fees on behalf of TLLP in the three and nine months ended February 28, 2011. These transactions resulted in a receivable due from TLLP of approximately $23,000 as of February 28, 2011.  TLLP paid the receivable in March 2011.

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

The Company’s cellular business segment represents its core business, which has been acquiring, billing, and supporting cellular subscribers under a revenue sharing relationship with AT&T and its predecessor companies for over 27 years. The consumer services and retail business within the cellular segment is operated primarily under the Hawk Electronics brand name, with additional business and government sales provided by a direct sales group operating throughout all of the Company’s markets. As a master distributor for AT&T wireless services, the Company controls the entire customer experience, including initiating and maintaining the cellular service agreements, rating the cellular plans, providing complete customer care, underwriting new account acquisitions and providing multi-service billing, collections, and account maintenance.  In January 2009, Teletouch entered into a new distribution agreement with T-Mobile USA, Inc. (“T-Mobile”). The Company closed its last two Oklahoma retail locations selling T-Mobile branded cellular services and products in October 2009. Subsequent to these closings, in January 2010, the Company mutually agreed to terminate its agreement with T-Mobile due to lower than expected activations and a variety of sales, commissions and operational support issues encountered.

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

As of May 31, 2010, the Company combined its car dealer expediter business which was previously reported as other operations with its wholesale segment operations for segment presentation purposes. The segment information presented for the three and nine months ended February 28, 2010 in this Report has been conformed to be comparable to the current year’s segment information.

The following tables summarize the Company’s operating financial information by each segment for the three and nine months ended February 28, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
Operating revenues:
Service and installation revenue
Cellular	$4,578	$5,835	$14,556	$18,000
Wholesale	16	22	62	58
Two-way	339	434	1,138	1,384
Corporate	17	17	58	80
Total	4,950	6,308	15,814	19,522

Product sales revenue
Cellular	676	950	2,392	3,454
Wholesale	3,089	8,585	6,942	16,862
Two-way	640	714	2,126	2,054
Corporate	2	2	5	5
Total	4,407	10,251	11,465	22,375

Operating revenue
Cellular	5,254	6,785	16,948	21,454
Wholesale	3,105	8,607	7,004	16,920
Two-way	979	1,148	3,264	3,438
Corporate	19	19	63	85
Total	9,357	16,559	27,279	41,897

Operating expenses:
Cost of service and installation
(exclusive of depreciation and amortization included below)
Cellular	1,090	1,285	3,311	4,338
Wholesale	45	17	75	49
Two-way	393	391	1,189	1,182
Total	1,528	1,693	4,575	5,569

Cost of products sold
Cellular	1,044	1,130	3,179	3,691
Wholesale	2,644	7,005	5,787	14,512
Two-way	437	590	1,515	1,605
Corporate	-	(6)	(1)	(17)
Total	4,125	8,719	10,480	19,791

Selling and general and administrative
Cellular	696	969	2,484	3,411
Wholesale	382	702	1,178	1,441
Two-way	188	156	535	410
Corporate	2,501	2,594	7,232	7,332
Total	3,767	4,421	11,429	12,594

Depreciation and amortization
Two-way	23	29	68	92
Corporate	258	282	776	864
Total	281	311	844	956

Loss (gain) on disposal of assets
Corporate	-	-	(1)	1
Total Operating expenses	9,701	15,144	27,327	38,911

Income (loss) from operations
Cellular	2,424	3,401	7,974	10,014
Wholesale	34	883	(36)	918
Two-way	(62)	(18)	(43)	149
Corporate	(2,740)	(2,851)	(7,943)	(8,095)
Total	(344)	1,415	(48)	2,986

Interest expense, net
Corporate	(553)	(602)	(1,672)	(1,674)

Net income (loss) before income tax expense	(897)	813	(1,720)	1,312

Income tax expense
Corporate	45	60	157	183

Net income (loss)
Cellular	2,424	3,401	7,974	10,014
Wholesale	34	883	(36)	918
Two-way	(62)	(18)	(43)	149
Corporate	(3,338)	(3,513)	(9,772)	(9,952)
Total	$(942)	$753	$(1,877)	$1,129

The Company identifies its assets by segment. Significant assets of the Company’s corporate offices include cash, property and equipment, loan origination costs and the patent held for sale.  The Company’s assets by segment as of February 28, 2011 and May 31, 2010 are as follows:

	February 28, 2011			May 31, 2010
	Total Assets	Property and Equipment, net	Intangible Assets, net	Total Assets	Property and Equipment, net	Intangible Assets, net

Segment
Cellular	$8,669	$100	$3,519	$10,362	$124	$4,068
Wholesale	1,681	10	-	837	2	-
Two-way	1,665	389	378	1,599	401	373
Corporate	5,136	2,206	254	8,886	2,222	244

Totals	$17,151	$2,705	$4,151	$21,684	$2,749	$4,685

During the three and nine months ended February 28, 2011 and 2010, the Company did not have a single customer that represented more than 10% of total segment revenues.

NOTE 16 – SUBSEQUENT EVENT

The employment agreements for the Company’s current Chairman and Chief Executive Office, Robert M. McMurrey (“Mr. McMurrey”) and President and Chief Operating Officer, Thomas A. “Kip” Hyde (“Mr. Hyde”) will automatically renew for an additional one (1) year term on June 1, 2011 since the Company nor the employees (collectively the “Parties” or individually the “Party”) gave the other Party written advance notice of an intent not to renew their agreements at least sixty (60) days prior to their expiration on May 31, 2011.  The Parties had until April 1, 2011 to notice the other Party of their intent not to renew.

As of June 1, 2011, the Company will be obligated to pay an annual base salary to Mr. McMurrey and Mr. Hyde of $380,000 and $325,000, respectively.  In addition, Mr. McMurrey and Mr. Hyde will be able to participate in benefits available to all full-time employees of the Company, subject to eligibility requirements, which include medical, dental, life and disability insurance as well as the Company’s defined contribution plan and other applicable employment terms and conditions.

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

Overview

For over 46 years, Teletouch has offered a comprehensive suite of telecommunications products and services, including cellular, two-way radio, GPS-telemetry, wireless messaging and public safety equipment.  As of February 28, 2011, the Company operated 20 retail and agent locations in Texas under the “Teletouch” and “Hawk Electronics” brand names supporting over 50,000 current monthly billed subscribers and other customers.

Teletouch’s core-business is acquiring, billing and supporting cellular subscribers under a long-term recurring revenue relationship with AT&T. The distribution agreements with AT&T and its predecessor companies have been in place for over 27 years. Through its subsidiary, Progressive Concepts Inc., (“PCI”), the Company provides AT&T cellular services (voice, data and entertainment), as well as other mobile, portable and personal electronics products and services to individuals, businesses and government agencies. PCI operates a chain of retail stores and sells cellular and other products and services under the “Hawk Electronics” brand, through Hawk-branded sub-agents, its own direct sales force, call center and the Internet. As a master distributor and Authorized Services Provider for AT&T, the Company controls the entire customer relationship, including initiating and maintaining the cellular service agreements, rating the cellular plans, providing complete customer care, underwriting new account acquisitions and providing multi-service billing, collections and account maintenance. PCI also operates a national wholesale distribution business, known as PCI Wholesale that serves major carrier agents, rural cellular carriers, smaller consumer and electronic retailers and automotive dealers throughout the United States. The Company also maintains certain international customer relationships, primarily in Asia, Europe and Latin America for its cellular related wholesale equipment sales business. Teletouch’s original business is maintained as an integral component of the Company’s wireless solutions, by providing two-way radio products and services on its own network in North and East Texas. In its first attempt at expanding the Company’s cellular related business, in January 2009, Teletouch entered into an Exclusive Retailer Agreement with T-Mobile USA, Inc. (“T-Mobile”) for markets outside its AT&T exclusive territories. The initial agreement provided for Teletouch to open, operate and manage mall locations, with the Company's first locations opening in major markets in Oklahoma in February 2009. After opening five (5) new mall locations under the T-Mobile brand banner, the Company found that long-term customer traffic for T-Mobile products and services to be inadequate and the Company closed its last two Oklahoma retail locations in October 2009. Subsequent to these closings, in January 2010, the T-Mobile agreement was cancelled. On January 19, 2010, the Company signed a new two-year, national distribution agreement with Clearwire Communications (NASDAQ: CLWR) to sell its 4G service called CLEAR. On January 26, 2010, the Company announced that it had also entered into a two-year, Authorized Representative Agreement with Sprint (NYSE:S) subsidiary, Sprint Solutions, Inc. In December 2010, the Company mutually agreed to terminate its agreement with Sprint due to lower than expected activations and a variety of sales and operational support issues encountered.  In late 2007, Teletouch began selling public safety equipment and services under the brand Teletouch PSE (“PSE”). The PSE business is a complementary offering to the Company’s two-way radio business, and the Company has expanded its product lines to include light bars, sirens and other accessories used in or on emergency response vehicles through a number of distribution agreements with manufacturers of these products. In September 2010, Teletouch was awarded a multi-year contract with the General Services Administration (“GSA”) to sell its public safety equipment to federal, state and local government agencies. In addition, the Company has recently been awarded listings on BuyBoard (a State of Texas website operated by the Local Government Purchasing Cooperative), and the Texas multiple awards contract (“TXMAS”) facility, also run by the State of Texas, which allows products to be sold to all State agencies and authorized local public entities.

During the three and nine months ended February 28, 2011, Teletouch focused its efforts on producing documents and other evidence to support its litigation against AT&T in preparation for the hearing scheduled for June 2011 with AT&T. In addition, the Company’s executive management team and other key personnel were deposed by AT&T during the third quarter of fiscal year 2011. Due to the actions mentioned above, the Company continued to incur significant professional fees during the third quarter of fiscal year 2011 to defend itself in the arbitration with AT&T. The Company also continued to concentrate on maximizing its profitability in its existing cellular operations and other business units while pursuing new business acquisitions. Limited supply of cellular phones available for resale caused sales to be significantly lower than the same periods in fiscal year 2010 but the Company has experienced an increase in product revenues in its wholesale business during the third quarter of fiscal year 2011 compared to the two previous quarters of fiscal year 2011 due to an increase in brokering cellular phone handsets.

Furthermore, the Company implemented business restructuring plans in December 2010 and February 2011 in an effort to realign its costs with its declining cellular revenues. The Company estimates monthly cost reductions going forward of approximately $170,000 from its previous fiscal year 2011 levels as a result of the cost reduction actions taken. The Company has restructured its existing key sales personnel by creating new sales teams, regional sales managers and product managers in an effort to promote the cross-training of all products lines sold within the Company.  The product managers will focus on growing the Company’s product lines with the development of new sales strategies and continually analyzing the Company’s product mix for increased sales.  The product managers will also assist the sales teams and managers with back-end support such as creating and updating price lists, quoting specialty jobs and supplying technical knowledge of the products sold within the Company.

Throughout the remainder of fiscal year 2011, the Company will focus on resolving its dispute with AT&T while working to minimize the operating and cash impact on the business being caused by the continuing loss of subscribers to AT&T. Although, the Company anticipates incurring significant professional fees throughout the remainder of fiscal year 2011 as it continues to defend itself in the arbitration with AT&T.  In September 2009, PCI commenced an arbitration proceeding against AT&T to seek relief for damages the Company incurred because it was prohibited to sell the iPhone as well as other “AT&T exclusive” products and services (see Item 1. Legal Proceedings for discussion of the action brought against AT&T related to the iPhone and other matters).  The Arbitration hearing was originally scheduled for November 2010 and was delayed at the request of AT&T until March 2011 and was most recently delayed further at AT&T’s request to June 13, 2011. Until the arbitration is complete, the Company will focus on retaining and preserving its existing subscriber base in the DFW and San Antonio markets while expanding its cellular subscriber base in available markets covered by the Company’s various other AT&T distribution agreements.

In addition, during fiscal year 2011, the Company has been focused on negotiating one or more direct relationships with cellular handset manufacturers in an effort to grow its wholesale cellular distribution business. To date, the Company’s efforts to negotiate terms of a direct relationship with a prominent cellular handset manufacturer have proven to be difficult and much slower than anticipated given the complexities created by certain manufacturer’s relationships with the primary cellular carriers, including AT&T. Although the Company has not executed a distribution agreement with a direct manufacturer as of the date of this Report, the Company anticipates wholesale revenues will continue to expand throughout the remainder of fiscal year 2011 due to its ability to purchase more products from indirect channels of distribution.  The Company will continue to concentrate on developing new direct purchasing relationships as it sees them as an immediate growth opportunity for its wholesale business and capable of generating enough volume and margins to offset the losses in its cellular service revenues.

Although the Company believes it can maintain a profitable, but declining cellular business in the future with its existing subscriber base, organic growth in its other business units or new business acquisitions will be necessary to offset expected losses of revenue and profits from its core legacy cellular business. Since the Company has not been successful in acquiring a new business or had the ability to significantly increase the revenues in its different business units, the Company will continue to monitor its business units throughout the remainder of fiscal year 2011 to determine if additional costs need to be eliminated from the business. The Company has been in discussion with an acquisition target that is complementary to its existing business operations and capable of replacing the majority of the revenues lost in the Company’s cellular business. During the third quarter of fiscal year 2011, the Company engaged an investment banking firm to negotiate this transaction and secure financing for the acquisition. As of the date of this Report, the Company has received non-binding term sheets from several financing sources but has not issued a letter of intent to the acquisition target. Assuming the financing for this acquisition is secured, the Company will enter into a non-binding letter of intent while it completes its diligence.  There is no assurance that any of the acquisitions will be concluded by the end of fiscal year 2011, that the Company will be successful growing revenues in any of its business units or the AT&T arbitration will not be delayed beyond June 2011.

Discussion of Business Strategy by Operating Segment

During fiscal year 2010, the Company was successful in initiating new national and international wholesale distribution channels, increasing the Company’s product sales by over 40% when compared to fiscal year 2009. This additional sales volume, in addition to ongoing management of operating expenses, contributed to the Company’s achieving net income in fiscal year 2010 for the first time in many years. Throughout fiscal year 2010, Teletouch better positioned itself for future growth by optimizing the efficiency of its operations by re-allocating resources to business units capable of achieving meaningful growth for the Company versus supporting many of the Company’s prior smaller businesses and product lines with limited potential for growth. Key to this strategy in fiscal year 2011 has been to focus on leveraging the Company’s various customer relationships, including PCI’s approximately 50,000 cellular subscribers, and previous customers which are generally comprised of individuals and businesses of higher than average credit worthiness (due to PCI’s relatively stringent credit standards).

During fiscal year 2010, the Company was successful in improving its operating results through aggressive cost management and improved product sales from its wholesale and two-way businesses.  During fiscal year 2011, the Company has continued to manage its costs closely and will focus on developing new sources of revenue for its wholesale distribution and its two-way radio business units and on retaining its recurring cellular subscriber base.  These new revenue sources are expected from several product distribution agreements and, potentially, the acquisition of one or more complementary businesses. There is no assurance that any new distribution agreements or any of the acquisitions will be finalized.

Certain non-recurring expenses are expected to be incurred in fiscal year 2011 related to the arbitration proceeding against AT&T, the business restructuring plans as well as the startup and expansion costs related to possible new products and services.  The Company believes that these non-recurring expenses will not materially impair its operating results during fiscal year 2011. In addition, on July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law and a permanent delay of the implementation of section 404(b) of the Sarbanes-Oxley Act of 2002 (“SOX”) for companies with non-affiliated public float under $75,000,000 (“non-accelerated filer”). Section 404(b) under SOX is the requirement to have an independent accounting firm audit and attest to the effectiveness of a Company’s internal controls. As Teletouch currently qualifies as a non-accelerated filer under the SEC rules and expects to remain one through fiscal year 2011, there are no additional costs anticipated for complying with Section 404(b) under SOX.

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

On September 30, 2009, the Company commenced an arbitration proceeding against AT&T seeking at least $100 million in damages. The binding arbitration was commenced to seek relief for damages incurred as AT&T has prevented the Company from selling the popular iPhone and other “AT&T exclusive” products and services that PCI is and has been contractually entitled to provide to its customers under the distribution agreements. While PCI has attempted to negotiate with AT&T for the purpose of obviating the need for legal action, such attempts have failed. Accordingly, PCI initiated this arbitration. AT&T subsequently filed certain counterclaims with the arbitrator seeking an unspecified amount of damages from PCI and claiming that PCI was operating in violation of certain provisions of the distribution agreements and such agreements should therefore be cancellable by AT&T. The Arbitration hearing was originally scheduled for November 2010 and was delayed at the request of AT&T until March 2011 and was most recently delayed further at AT&T’s request to June 2011. In March 2011, both the Company’s and AT&T’s independent valuation experts filed initial damages computations with the arbitrator which valued each party’s respective damages as a result of the other party’s actions. The Company’s expert provided damages computations under several scenarios which included damages assuming PCI’s damages were limited to the liquidated damages provision included in the distribution agreement and several alternate computation of lost profits depending on the timing of which it was determined that PCI should have been allowed to sell the iPhone. Under the liquidated damages limitation, PCI’s damages are estimated to be $48.9 million. Under the lost profits computations, PCI’s damages are estimated to be as high as $35.0 million due to lost profits on subscriber transferred to AT&T and those subscribers that PCI did not get because of it not being allowed to sell the iPhone. Additionally, if it is determined that PCI should also be compensated for the fair value of its subscriber base as of August 31, 2009 (the date of the expiration of the DFW and San Antonio distribution agreements), damages could be increased by $51.8 million, resulting in total damages and compensation due to PCI totaling $86.8 million. AT&T’s expert computed AT&T’s damages in the range of $7.6 million to $9.9 million, depending on the arbitrator’s interpretation of the San Antonio distribution agreement. See Item 1. Legal Proceedings for further discussion on the arbitration with AT&T.

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

Throughout fiscal year 2011, the Company will focus on the retention of its approximately 50,000 cellular subscribers, which primarily reside in the DFW and San Antonio markets in Texas.  In addition, the Company will focus on developing the other markets covered by its existing AT&T distribution agreements, starting with the East Texas market where Teletouch currently has personnel and existing infrastructure in place. Through new carrier relationships, the Company will offer its customers a choice in services and additional products which it expects will help in its efforts to retain its cellular customers in DFW and San Antonio.

Wholesale Business

During fiscal year 2010, the Company’s focus in the wholesale business was managing credit exposure on sales, pricing methodology, improving margins and increasing inventory turnover. The extensive re-evaluation of the wholesale business in 2009 resulted in certain sustainable operating changes to the business, including office staff reductions, new sales hiring, re-pricing of new and non-current inventory, as well as identified the necessity to grow market share and focus on more exclusive product offerings. Beginning October 2009, the Company materially increased its cellular handset broker business by selling to volume buyers both domestically and internationally.  Initially the Company primarily brokered phones manufactured by Research In Motion, better known as the manufacturer of Blackberry® cellular handsets. This broker business contributed to the increase in product sales for the Company’s wholesale business during the second and third quarter of fiscal year 2010, which correspond to the traditional holiday selling season. The Company’s handset broker business then declined throughout the remainder of fiscal year 2010 following the purchasing restrictions imposed on the Company by AT&T in late December 2009. The Company is pursuing new suppliers of cellular handsets to support the wholesale broker business and anticipates it will ramp up this business quickly once a supplier agreement is in place. To date, the Company’s efforts to negotiate terms of a direct relationship with a prominent cellular handset manufacturer have proven to be difficult and much slower than anticipated given the complexities created by certain manufacturer’s relationships with the primary cellular carriers, including AT&T. Although the Company has not executed a distribution agreement with a direct manufacturer, the Company anticipates wholesale revenues will continue to expand throughout the remainder of fiscal year 2011 due to its ability to purchase more products from indirect channels of distribution. The Company will continue to focus on developing new direct purchasing relationships as it sees them as an immediate growth opportunity for its wholesale business and capable of generating enough volume and margins to offset the losses in its cellular service revenues.  The Company is hopeful that it will be successful completing one or more of these distribution agreements prior to the end of fiscal year 2011.

Two-Way Radio Operations

In fiscal year 2010, the Company’s two-way division secured a contract in support of the re-banding efforts undertaken nationally to migrate public safety communications to frequencies that will not experience interference from certain radio channels operated by Sprint/Nextel.  This project covers the East Texas market and generated approximately $406,000 in installation revenues during fiscal year 2010. The Company expects to generate at least an additional $200,000 in installation revenues in fiscal year 2011 from the re-banding project.  Furthermore, during the third quarter of fiscal year 2011, the Company earned an additional $70,000 in commission revenue from certain Motorola sales. Teletouch’s long-term relationships and reputation with the various governmental entities over its roughly 46 year presence in East Texas has allowed the Company to procure this business to date. Throughout the remainder of fiscal year 2011, the Company believes it will be successful in expanding its two-way business in different markets by focusing on government entities and business customers in the DFW area that are long-term cellular customers of PCI.  During the last quarter of fiscal year 2010, PCI’s direct business cellular salespeople began promoting two-way products to new and existing business customers in an effort to offer a wider range of wireless products to fit their customer’s needs.

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

In September 2010, Teletouch was awarded a multi-year contract with the General Services Administration (“GSA”) initially for the Company's comprehensive product line of public safety, emergency vehicle lighting and siren equipment manufactured by Whelen Engineering, Inc.   The contract allows the Company the opportunity to compete in the public and emergency products category nationwide, allowing federal, state and / or local government agencies to purchase items from the Company’s public safety product line quickly and cost effectively. In addition, the contract enables the Company to streamline its purchasing process for its current government customers and will allow the Company to serve new customers around the country in the same manner.  Furthermore, in the near future, the Company will offer additional products and services from its different businesses through the GSA. The GSA Schedule is a government-wide procurement system. Teletouch will be providing all government agencies with the contracted "best value" pricing, as well as simplifying procurement for its products and services. When government agencies place orders with Teletouch, it will allow the agencies to fulfill their bidding and quote comparison requirements, without having to prepare new bids, which will increase overall purchasing efficiency and lower costs. The GSA contract award criteria were stringent and Teletouch was evaluated on its overall quality, pricing, financial, corporate stability and customer references. Teletouch's public safety products will fall under Schedule 84 which includes Total Solutions for Law Enforcement, Security, Facilities Management, Fire, Rescue, Clothing, Marine Craft and Emergency/Disaster Response. The Company’s contract with the GSA was effective on October 1, 2010, for an initial period of five years, with the GSA having the option to extend the contract for three additional 5-year periods.

The Company is currently pursuing contracts with other agencies in an effort to sell its public safety product line with city, county and state government agencies which do not procure their products through the GSA system.  These alternative sales outlets would allow government agencies to purchase products in the same cost effective manner as if they were utilizing the GSA system. In March 2011, the Company was approved to have its two-way radio and emergency vehicle products listed on BuyBoard, a website operated by the Local Government Purchasing Cooperative, an administrative agency in the State of Texas tasked with identifying and approving qualified vendors, products and services for purchase by all cities, counties and schools in the State.  Also, in March 2011, the Company was notified that it is in the final stages of being awarded a Texas multiple awards contract (TXMAS) by the State of Texas which would allow its products to be sold to all State agencies and authorized local public entities.  Both BuyBoard and TXMAS provide additional means for the Company’s products to be purchased by public entities in the State of Texas without being subjected to the lengthy bidding process required to purchase these products from other non-approved companies in the State.  The Company anticipates it will be successful in obtaining these and other contracts and subsequently expects to increase its public safety equipment sales.

Results of Operations for the three and nine months ended February 28, 2011 and 2010

Overview of Operating Results for the Three and Nine Months ended February 28, 2011 and 2010

The consolidated operating results for the three and nine months ended February 28, 2011 and 2010 are as follows:

(dollars in thousands)
	February 28,		2011 vs 2010
	2011	2010	$ Change	% Change

Three Months Ended
Operating results
Service and installation revenue	$4,950	$6,308	$(1,358)	-22%
Product sales revenue	4,407	10,251	(5,844)	-57%
Total operating revenues	9,357	16,559	(7,202)	-43%
Cost of service and instalation (exclusive of depreciation and amortization)	1,528	1,693	(165)	-10%

Cost of products sold	4,125	8,719	(4,594)	-53%

Other operating expenses	4,048	4,732	(684)	-14%

Operating income (loss)	$(344)	$1,415	$(1,759)	-124%

Net income (loss)	$(942)	$753	$(1,695)	-225%

Nine Months Ended
Operating results
Service and installation revenue	$15,814	$19,522	$(3,708)	-19%
Product sales revenue	11,465	22,375	(10,910)	-49%
Total operating revenues	27,279	41,897	(14,618)	-35%
Cost of service and instalation (exclusive of depreciation and amortization)	4,575	5,569	(994)	-18%

Cost of products sold	10,480	19,791	(9,311)	-47%

Other operating expenses	12,272	13,551	(1,279)	-9%

Operating income (loss)	$(48)	$2,986	$(3,034)	-102%

Net income (loss)	$(1,877)	$1,129	$(3,006)	-266%

Net income (loss) by operating segment for the three and nine months ended February 28, 2011 and 2010 are as follows:

(dollars in thousands)
	February 28,		2011 vs 2010
	2011	2010	$ Change	% Change

Three Months Ended
Net Income (Loss)
Cellular segment	$2,424	$3,401	$(977)	-29%
Wholesale segment	34	883	(849)	-96%
Two-way segment	(62)	(18)	(44)	244%
Corporate operations	(3,338)	(3,513)	175	-5%
Total	$(942)	$753	$(1,695)	-225%

Nine Months Ended
Net Income (Loss)
Cellular segment	$7,974	$10,014	$(2,040)	-20%
Wholesale segment	(36)	918	(954)	-104%
Two-way segment	(43)	149	(192)	-129%
Corporate operations	(9,772)	(9,952)	180	-2%
Total	$(1,877)	$1,129	$(3,006)	-266%

The decrease in net income for the three and nine months ended February 28, 2011 compared to the three and nine months ended February 28, 2010 is primarily attributable to the reduction in net income in the Company’s cellular and wholesale operating segments.  The Company’s cellular operations experienced a decrease in net income of $977,000 and $2,040,000 for the three and nine months ended February 28, 2011, respectively compared to the same periods in the prior fiscal year.  In spite of a loss of more than 14,000 cellular subscribers since February 28, 2010, the Company did not realize the full impact of this loss of subscribers on its earnings as a result of improving its profit margins on its cellular service revenues by selling more profitable cellular features provided by PCI to its remaining subscriber base and by controlling expenses in this business unit.  Of the 14,000 cellular subscribers lost since February 28, 2010, approximately, 8,300 of those subscribers were lost to AT&T and of these, approximately 4,600 subscribers transferred to AT&T to purchase the iPhone.  These significant losses of cellular subscribers to AT&T are the basis for our ongoing litigation against AT&T.  The decrease in net income from the Company’s wholesale operations for the three and nine months ended February 28, 2011 compared to the three and nine months ended February 28, 2010 is due to additional margin on broker sales of cellular handsets sold in the third quarter of fiscal year 2010 compared to a much lower volume of similar sales in the current fiscal year due to the Company’s inability to locate a new direct supplier for cellular phones after the supply of these phones to the Company’s wholesale business was cut off by AT&T in December 2009.  The decrease in earnings in the two radio segment is due to a larger portion of the installation revenues related to the City of Tyler radio frequency re-banding project that were earned in the prior year compared to the project wind down revenues that were recorded during the first half of fiscal year 2011.

Due to the predicted decline in cellular revenues, the Company forecasted fiscal year 2011 would not have positive operating results without the acquisition of a new business or a direct relationship with a manufacturer for increased wholesale broker sales. The Company believed that it would be able to complete one or both of these initiatives prior to the end of the second quarter.  However, these matters along with the ongoing arbitration with AT&T and the implementation of PSE sales through the GSA contract are taking longer than anticipated and we currently do not expect to realize any significant improvement in earnings from these growth initiatives through the remainder of the fiscal year.  By the second quarter of fiscal year 2011, it became apparent that the operations could not sustain the loss of cellular revenues without some significant growth in revenues from another source or without significant cost reductions. Therefore, with no significant revenue or margin growth forecasted in the immediate future, the Company began restructuring its operations in the third quarter of fiscal year 2011 to align its costs with the reduction in revenues.  The restructuring resulted in the closure of 4 Hawk branded service centers in the Dallas / Fort Worth area and a reduction of approximately 48 personnel.  The Company estimates monthly cost reductions going forward of approximately $170,000 from previous fiscal year 2011 levels due to the restructuring plans and will continue to monitor the revenues and expenses from its different businesses for potential changes going forward.

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

Service and Installation Revenue for the Three and Nine Months Ended February 28, 2011 and 2010

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

(dollars in thousands)
	February 28,		2011 vs 2010
	2011	2010	$ Change	% Change

Three Months Ended
Service and installation revenue
Cellular operations
Gross cellular subscription billings	$9,672	$12,434	$(2,762)	-22%
Net revenue adjustment (revenue share due AT&T)	(5,094)	(6,599)	1,505	-23%
Cellular operations total service revenues:	4,578	5,835	(1,257)	-22%

Wholesale operations	16	22	(6)	-27%
Two-way radio operations	339	434	(95)	-22%
Corporate	17	17	-	0%

Service and installation revenue	$4,950	$6,308	$(1,358)	-22%

Nine Months Ended
Service and installation revenue
Cellular operations
Gross cellular subscription billings	$30,662	$39,561	$(8,899)	-22%
Net revenue adjustment (revenue share due AT&T)	(16,106)	(21,561)	5,455	-25%
Cellular operations total service revenues:	14,556	18,000	(3,444)	-19%

Wholesale operations	62	58	4	7%
Two-way radio operations	1,138	1,384	(246)	-18%
Corporate	58	80	(22)	-28%

Service and installation revenue	$15,814	$19,522	$(3,708)	-19%

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

The decrease in the cellular operation’s gross cellular subscriptions billings for the three and nine months ended February 28, 2011 compared to the same periods in the prior fiscal year is primarily due to a decrease in gross monthly access charges billed of approximately $1,521,000 and $4,839,000, respectively which is a direct result of the Company’s declining cellular subscriber base.  The reduction in subscribers is primarily due to the Company’s inability to offer the iPhone to its cellular customers resulting in PCI’s cellular subscribers being forced to transfer their service to AT&T or as of February 2011, Verizon,  in order to purchase the iPhone.  The Company had approximately 50,000 cellular subscribers as of February 28, 2011 compared to approximately 64,000 cellular subscribers as of February 28, 2010. Of the 14,000 subscribers lost since February 28, 2010, approximately 8,300 of these subscribers were lost to AT&T and of these, approximately 4,600 subscribers transferred to AT&T to purchase the iPhone.  In addition, the Company had a decrease in gross cellular service billings of $1,029,000 in the three months ended February 28, 2011 compared to the same period in the prior fiscal year which was comprised of reductions in custom feature, data, penalty and toll charges of $370,000, $332,000, $179,000 and $148,000, respectively. The Company had a decrease in cellular service billings of $3,296,000 in the nine months ended February 28, 2011 compared to the same period in the prior fiscal year which was comprised of reductions in custom feature, data, penalty and toll charges of $1,301,000, $966,000, $554,000 and $475,000, respectively.

The decrease in service and installation revenue related to the Company’s two-way operations for the three and nine months ended February 28, 2011 compared to the same period in the prior fiscal year is primarily due to a decrease in billings related to the City of Tyler radio frequency re-banding project.  The total billings for this project decreased by approximately $45,000 and $129,000 for the three and nine months ended February 28, 2011, respectively compared to the three and nine months ended February 28, 2010. In addition, LTR and maintenance service revenue decreased by approximately $33,000 and $113,000 for the three and  nine months ended February 28, 2011, respectively compared to the same period in the prior fiscal year primarily due to a decrease in two-way LTR subscribers and maintenance contracts.

Cost of Service and Installation for the Three and Nine Months Ended February 28, 2011 and 2010

Cost of service and installation expense consists of the following significant components:

(dollars in thousands)
	February 28,		2011 vs 2010
	2011	2010	$ Change	% Change

Three Months Ended
Cost of service and installation
Cellular operations	$1,090	$1,285	$(195)	-15%
Wholesale operations	45	17	28	165%
Two-way operations	393	391	2	1%

Total cost of service and installation	$1,528	$1,693	$(165)	-10%

Nine Months Ended
Cost of service and installation
Cellular operations	$3,311	$4,338	$(1,027)	-24%
Wholesale operations	75	49	26	53%
Two-way operations	1,189	1,182	7	1%

Total cost of service and installation	$4,575	$5,569	$(994)	-18%

The decrease in cost of service and installation related to the Company’s cellular operations for the three and nine months ended February 28, 2011 compared to the same periods in the prior fiscal year corresponds with the decrease in cellular service revenues, which is a result of the Company’s declining cellular subscriber base. The Company experienced cost reductions in bad debt expense and costs associated with the Company’s phone warranty program in the three and nine months ended February 28, 2011 compared to the same periods in the prior fiscal year.  The Company experienced a decrease in bad debt expense related to its cellular business of $85,000 and $445,000 in the three and nine months ended February 28, 2011, respectively and a decrease in phone warranty program costs of approximately $78,000 and $259,000 in the three and nine months ended February 28, 2011, respectively.  In addition, salaries and other personnel benefits decreased by approximately $63,000 in the nine months ended February 28, 2011, respectively compared to the same periods in the prior fiscal year due to a reduction in the cellular operations personnel.  The cellular customer service department had 39 employees as of February 28, 2011 compared to 54 employees as of February 28, 2010.

Sales Revenue and Cost of Products Sold for the Three and Nine Months ended February 28, 2011 and 2010

(dollars in thousands)	February 28,		2011 vs 2010
	2011	2010	$ Change	% Change

Three Months Ended
Product Sales Revenue
Cellular	$676	$950	$(274)	-29%
Wholesale	3,089	8,585	(5,496)	-64%
Two-Way	640	714	(74)	-10%
Corporate	2	2	-	0%
Total product sales revenue	$4,407	$10,251	$(5,844)	-57%

Cost of products sold
Cellular	1,044	1,130	(86)	-8%
Wholesale	2,644	7,005	(4,361)	-62%
Two-Way	437	590	(153)	-26%
Corporate	-	(6)	6	0%
Cost of products sold	$4,125	$8,719	$(4,594)	-53%

Nine Months Ended
Product Sales Revenue
Cellular	$2,392	$3,454	$(1,062)	-31%
Wholesale	6,942	16,862	(9,920)	-59%
Two-Way	2,126	2,054	72	4%
Corporate	5	5	-	0%
Total product sales revenue	$11,465	$22,375	$(10,910)	-49%

Cost of products sold
Cellular	3,179	3,691	(512)	-14%
Wholesale	5,787	14,512	(8,725)	-60%
Two-Way	1,515	1,605	(90)	-6%
Corporate	(1)	(17)	16	0%
Cost of products sold	$10,480	$19,791	$(9,311)	-47%

Product sales revenue: The  decrease in product sales from the Company’s cellular operations for the three and nine months ended February 28, 2011 compared to the same periods in the prior fiscal year is primarily due to a decrease in cellular phone activations. Cellular phone activations decreased by 402 and 2,073 for the three and nine months ended February 28, 2011, respectively compared to the same periods in the prior fiscal year.    The reduction is primarily attributable to the termination of the Company’s Dallas / Fort Worth distribution agreement with AT&T on August 31, 2009. Subsequent to that date, the Company is prohibited from adding new customers to its Dallas / Fort Worth subscriber base. Furthermore, product sales from the cellular operations decreased by approximately $236,000 in the nine months ended February 28 2011 compared to the same period in the prior fiscal year due to Company’s closing its Oklahoma T-Mobile locations during the second quarter of fiscal year 2010.

The decrease in product sales from the Company’s wholesale operations for the three and nine months ended February 28, 2011 compared to the same periods in the prior fiscal year is primarily related to a decrease in  brokering cellular handsets to domestic and international cellular distributors. Sales of cellular handsets from the Company’s wholesale business decreased by approximately $5,052,000 and $8,992,000 for the three and nine months ended February 28, 2011, respectively compared to the three and nine months ended February 28, 2010. The Company is currently pursuing new direct suppliers of cellular handsets to support the wholesale broker business. Although the Company has not executed a distribution agreement with a direct manufacturer as of the date of this Report, the Company anticipates wholesale revenues will continue to expand throughout the remainder of fiscal year 2011 due to its ability to purchase more products from indirect channels of distribution. In addition, sales of car audio equipment from the Company’s wholesale business decreased by approximately $380,000 and $869,000 in the three and nine months ended February 28, 2011, respectively compared to the same periods in the prior fiscal year due to the Company experiencing a weak demand for aftermarket car audio products due to a saturated market and fewer small to mid-size electronic retailers.

The decrease in product sales from the Company’s two-way radio operations for the three months ended February 28, 2011 compared to the same period in the prior fiscal year is primarily due to a decrease in sales of two-way radios and radio accessories.  For the three months ended February 28, 2011, sales of two-way radios and radio accessories decreased by approximately $86,000 and $49,000, respectively compared to the three months ended February 28, 2010.  The decrease in revenues is partially offset by an increase in commission revenues of approximately $63,000 for the three months ended February 28, 2011 compared to the same period in the prior fiscal year primarily from certain Motorola sales.  The increase in product sales from the Company’s two-way radio operations for the nine months ended February 28, 2011 compared to the same period in the prior fiscal year is attributable to an increase in commission revenues of approximately $86,000 due to certain Motorola sales.  The increase in revenues is partially offset by a decrease in two-way radio and radio accessory sales of approximately $13,000 in the nine months ended February 28, 2011 compared to the same period in the prior fiscal year.

Cost of products sold:  The decrease in total cost of products sold is primarily a result of the decrease in product sales revenues from the cellular and wholesale operations. The decrease in product costs from the Company’s cellular operations is a direct result of fewer cellular product sales due to the Company’s declining cellular subscriber base. Due to the pricing established across the cellular industry and the Company’s efforts to retain its existing cellular subscribers, cellular equipment sold in conjunction with a new service activation or the renewal of a service contract results in the Company’s subsidizing a substantial portion of the cost of the handset. Although the Company’s wholesale operations experienced a decrease in sales in all periods presented, wholesale profit margins improved in the nine months ended February 28, 2011 compared to the same period in the prior fiscal year due to the cellular handset broker sales transactions in the nine months ended February 28, 2010. The Company experienced an increase in two-way product sales for the nine months ended February 28, 2011 but the costs related to these product sales did not increase accordingly due to the Company receiving an annual sales volume rebate of approximately $35,000 for achieving certain Public Safety Equipment (“PSE”) sales based objectives and the Company increasing commission revenues related to certain Motorola sales with no corresponding costs.  In addition, the Company experienced a decrease in inventory obsolescence expense of approximately $43,000 in the nine months ended February 28, 2011 compared to the same period in the prior fiscal year.

Selling and General and Administrative Expenses for the Three and Nine Months ended February 28, 2011 and 2010

Selling and general and administrative expenses consist of the following significant components:

(dollars in thousands)
	February 28,		2011 vs 2010
	2011	2010	$ Change	% Change

Three Months Ended
Selling and general and administrative
Salaries and other personnel expenses	$1,929	$2,804	(875)	-31%
Office expense	395	446	(51)	-11%
Advertising expense	232	111	121	109%
Professional fees	777	461	316	69%
Taxes and licenses fees	17	24	(7)	-29%
Stock-based compensation expense	40	35	5	14%
Other expenses	377	540	(163)	-30%

Total selling and general and administrative	$3,767	$4,421	$(654)	-15%

Nine Months Ended
Selling and general and administrative
Salaries and other personnel expenses	$6,412	$7,826	(1,414)	-18%
Office expense	1,262	1,432	(170)	-12%
Advertising expense	539	456	83	18%
Professional fees	1,629	1,368	261	19%
Taxes and licenses fees	142	117	25	21%
Stock-based compensation expense	345	204	141	69%
Other expenses	1,100	1,191	(91)	-8%

Total selling and general and administrative	$11,429	$12,594	$(1,165)	-9%

The decrease in salaries and other personnel expenses for the three and nine months ended February 28, 2011 compared to the same periods in the prior fiscal year is primarily related to the reduction in the Company’s accruals related to the executive’s annual incentive bonus plan.  The executive bonus plan is based upon the Company’s financial performance and whether certain targets are met during the fiscal year. The executive bonus accrual is monitored throughout the fiscal year and adjusted quarterly. Bonus expenses decreased by approximately $525,000 and $875,000 for the three and nine months ended February 28, 2011, respectively compared to the three and nine months ended February 28, 2010.  In addition, the Company experienced a decrease in employee commission expense of approximately $208,000 and $478,000 for the three and nine months ended February 28, 2011, respectively compared to the same periods in the prior fiscal year which is attributable to the decrease in sales from the Company’s cellular and wholesale businesses.  Furthermore, the Company’s business restructuring plans decreased the number of employees during the third quarter of fiscal year 2011 which contributed to the additional decrease in salaries and other personnel expenses of approximately $140,000 and $82,000 for the three and nine months ended February 28, 2011, respectively compared to the same periods in the prior fiscal year.  The decrease in salaries and other personnel benefits for the nine months ended February 28, 2011 is partially offset by forfeitures the Company utilized in the nine months ended February 28, 2010 due to the forfeiture of certain funds included in the Company’s defined contribution plan.  There were no similar occurring transactions in the nine months ended February 28, 2011.

The decrease in office expense for the three and nine months ended February 28, 2011 compared to the same periods in the prior fiscal year is primarily related to a reduction in lease expenses.  The Company had lease expenses of approximately $60,000 in the nine months ended February 28, 2010 related to the Oklahoma T-Mobile locations with no similar occurring transactions in the periods from the prior fiscal year since the locations were closed in the second quarter of fiscal year 2010. In addition, the Company decreased telecommunication expenses of approximately $22,000 and $63,000 in the three and nine months ended February 28, 2011, respectively compared to the same periods in the prior fiscal year due to consolidating its corporate phone lines.  Furthermore, the Company reduced expenses related to building maintenance and office supplies by approximately $20,000 and $40,000 in the three and nine months ended February 28, 2011, respectively compared to the same periods in the prior fiscal year.

The increase in advertising expense for the three and nine months ended February 28, 2011 compared to the same periods in the prior fiscal year is attributable to an increase in sponsorship expenses.  For the three and nine months ended February 28, 2011, the Company increased sponsorship expenses by approximately $94,000 and $42,000, respectively compared to the same periods in the prior fiscal year.  In addition, the Company experienced a decrease in advertising reimbursements from certain vendors of approximately $50,000 and $78,000 for the three and nine months ended February 28, 2011, respectively compared to the same periods in the prior fiscal year. The increase in advertising expenses is partially offset by a reduction in general advertising expenses of approximately $22,000 and $28,000 for the three and nine months ended February 28, 2011, respectively compared to the three and nine months ended February 28, 2010.

The increase in professional fees for the three months ended February 28, 2011 compared to the same period in the prior fiscal year is primarily due to an increase in legal fees of approximately $181,000 due to legal costs associated with the pending arbitration with AT&T.  In addition, the increase in professional fees for the three and nine months ended February 28, 2011 compared to the same periods in the prior fiscal year is  due to an increase in investor relation expenses and accounting fees. The Company experienced an increase in investor relation expenses of approximately $27,000 and $148,000 for the three and nine months ended February 28, 2011, respectively compared to the same periods in the prior fiscal year. The investor relation fees are attributable to the Company hiring a public relations firm to help promote the Company within the investment community.  Furthermore, the Company experienced an increase of accounting fees of approximately $91,000 and $137,000 for the three and nine months ended February 28, 2011, respectively compared to the same periods in the prior fiscal year due to fees associated with completing the Company’s federal and state tax returns as well as the Company reversing accounting fee accruals in fiscal year 2010 primarily due to the SEC granting the Company relief of filing its 2007 Form 10-Q Reports.

The increase in taxes and license fees for the nine months ended February 28, 2011 is attributable to additional sales tax expense recorded related to the Company’s October 2010 cellular billings.

The increase in stock-based compensation expense for the three and nine months ended February 28, 2010 compared to the same periods in the prior fiscal year is due to an increase in the number of stock options granted to the Company’s executive management and Board of Directors in June 2010 as well as an increase in the market value of the underlying common stock since the prior year which drove an increase in the computed fair value of the options. During the first quarter of fiscal year 2011, the Company granted an additional 1,093,167 in stock options which contributed to the increase in stock compensation expense for the three and nine months ended February 28, 2011 compared to the three and nine months ended February 28, 2010.

The decrease in other expenses for the three and nine months ended February 28, 2011 compared to the same periods in the prior fiscal year is attributable to a decrease in bad debt expense due to the reclassification of bad debt expenses related to the wholesale operations to the selling and general and administrative category from the cost of services category in third quarter of fiscal year 2010. In addition the Company experienced a decrease in business insurance expense, bank and credit card fees and data processing fees primarily attributable to the reduction in sales for the three and nine months ended February 28, 2011 compared to the three and nine months ended February 28, 2010.  The decrease in the above mentioned expenses are partially offset by an increase in corporate travel and entertainment expenses for the three and nine months ended February 28, 2011 compared to the same periods in the prior fiscal year primarily due to investor related functions.

Other Operating Expenses for the Three and Nine Months Ended February 28, 2011 and 2010

(dollars in thousands)
	February 28,		2011 vs 2010
	2011	2010	$ Change	% Change

Three Months Ended
Other Operating Expenses
Depreciation and amortization:
Depreciation	$76	$87	$(11)	-13%
Amortization	205	224	(19)	-8%
Total other operating expenses	$281	$311	$(30)	-10%

Nine Months Ended
Other Operating Expenses
Depreciation and amortization:
Depreciation	$225	$285	$(60)	-21%
Amortization	619	671	(52)	-8%
Total depreciation and amortization	844	956	(112)	-12%
Loss (gain) on disposal of assets	(1)	1	(2)	0%

Total other operating expenses	$843	$957	$(114)	-12%

The decrease in depreciation expense for the three and nine months ended February 28, 2011 compared to the same periods in the prior fiscal year is attributable to the Company’s minimal purchases of fixed assets for its corporate offices and retail locations. In addition, the age of certain existing capital assets also contributed to the decrease in depreciation expense in all periods presented. The decrease in amortization expense for the three and nine months ended February 28, 2011 compared to the three and nine months ended February 28, 2010 is due to certain loan origination fees that became fully amortized in fiscal year 2010.

Interest Expense, Net of Interest Income for the Three and Nine Months Ended February 28, 2011 and 2010

(dollars in thousands)	February 28,		2011 vs 2010
	2011	2010	$ Change	% Change
Three Months Ended
Interest Expense (Income)
Mortgage debt	$37	$41	$(4)	-10%
Thermo revolving credit facility	494	528	(34)	-6%
Warrant redemption notes payable	21	31	(10)	-32%
Other	1	2	(1)	-50%

Total interest expense, net	$553	$602	$(49)	-8%

	February 28,		2011 vs 2010
	2011	2010	$ Change	% Change
Nine Months Ended
Interest Expense (Income)
Mortgage debt	$114	$123	$(9)	-7%
Thermo factoring debt	-	306	(306)	-100%
Thermo revolving credit facility	1,484	1,163	321	28%
Warrant redemption notes payable	70	101	(31)	-31%
Other	4	(19)	23	-121%

Total interest expense, net	$1,672	$1,674	$(2)	0%

The decrease in net interest expense for the three and nine months ended February 28, 2011 compared to the same periods in the prior fiscal year is due to a reduction in the amount of Company’s outstanding debt.  During fiscal year 2011, the Company reduced its outstanding debt by approximately $1,173,000.

Income Tax Expense for the Three and Nine Months Ended February 28, 2011 and 2010

In all the periods presented, the Company recorded state tax expense. In the three months ended February 28, 2011 and 2010, the Company recorded approximately $45,000 and $60,000 in state tax expenses, respectively. In the nine months ended February 28, 2011 and 2010, the Company recorded approximately $157,000 and $183,000 in state tax expenses, respectively. The state tax expense relates primarily to the Texas margin tax, which was initially implemented by the state effective January 1, 2008.  The margin tax is calculated by using the Company’s gross receipts from business conducted in Texas each fiscal year less a cost of goods sold deduction.  Due to a reduction in the Company’s gross receipts in Texas, the Texas state tax expense decreased in the three and nine months ended February 28, 2011 compared to the three and nine months ended February 28, 2010.

Financial Condition as of February 28, 2011

(dollars in thousands)	Nine Months Ended February 28,		2011 vs 2010
	2011	2010	$ Change

Cash used in operating activities	$(1,309)	$(968)	$(341)
Cash (used in) provided by investing activities	(106)	723	(829)
Cash used in financing activities	(1,458)	(542)	(916)
Net decrease in cash	$(2,873)	$(787)	$(2,086)

Liquidity and Capital Resources

As of February 28, 2011, the Company had approximately $2,059,000 cash on hand and a working capital deficit of approximately $3,603,000 compared to a deficit of approximately $1,240,000 as of May 31, 2010. Although the Company recorded a net loss in the three and nine months ended February 28, 2011 it has had sufficient cash cash to service its liabilities, including its fiscal year 2010 accrued bonuses as well as increase its investment in inventory to support its wholesale and cellular operations.

During the remainder of fiscal year 2011, the Company expects its wholesale and two-way operations to continue to improve by increasing the wholesale broker business due to the Company’s ability to purchase more product from indirect channels of distribution and expects increased two-way sales since the Company was awarded the GSA contract in September 2010. In addition, the Company believes it can maintain a profitable cellular business, although its cellular subscriber base continues to decline, through aggressive cost management. Throughout the remainder of the fiscal year, the Company will continue to focus on providing superior customer service to its existing cellular subscriber base while maximizing revenues through the cellular services offered by PCI and adding additional subscribers in the markets where permitted by AT&T. In addition, the Company is actively pursuing business acquisitions and believes those businesses, once acquired, will add additional revenue and profits to the Company’s existing operations. Throughout the remainder of fiscal year 2011, the Company will continue to monitor its business units to ensure appropriate costs reduction measures are enforced to maximize profitability in all its business units.  In December 2010 and February 2011, the Company restructured its operations to align costs with its declining cellular revenues and estimates monthly cost reductions going forward of approximately $170,000 from its previous fiscal year 2011 levels due to the reduction of overhead and personnel costs. For the remainder of fiscal year 2011, the total debt service obligations for the Company are approximately $620,000. In March 2011, the Company’s independent valuation expert filed initial damages computations with the arbitrator which valued the Company’s damages as a result of AT&T’s actions.  The Company’s expert provided damages computations under several scenarios which included damages assuming PCI’s damages were limited to the liquidated damages provision included in the distribution agreement and several alternate computation of lost profits depending on the timing of which it was determined that PCI should have been allowed to sell the iPhone.  Under the liquidated damages limitation, PCI’s damages are estimated to be $48.9 million.  Under the lost profits computations, PCI’s damages are estimated to be as high as $35.0 million due to lost profits on subscriber transferred to AT&T and those subscribers that PCI did not get because of it not being allowed to sell the iPhone.  Additionally, if it is determined that PCI should also be compensated for the fair value of its subscriber base as of August 31, 2009 (the date of the expiration of the DFW and San Antonio distribution agreements), damages could be increased by $51.8 million, resulting in total damages and compensation due to PCI totaling $86.8 million.

Considering the cash on hand, cash forecast to be generated from the cellular subscriber  billings under the continuing portion of the AT&T distribution agreements, cash forecast to be generated from the projected increase in wholesale sales, the payment terms available for obligations owing to AT&T, the impact of recent cost reduction initiatives and the third amendment executed under the Thermo loan facility, the Company believes it will have sufficient cash to meet its obligations for at least the 12 months following the date of this Report.  Furthermore, once the arbitration is complete, regardless of the outcome, the Company’s professional fees will be significantly reduced which will contribute to the cash available to the Company to meet its other obligations. Historically, the Company has demonstrated its ability to aggressively manage expenses in periods of declining revenues or cash shortfalls to generate sufficient cash to run its operations adequately and currently plans to operate in this manner for the foreseeable future and at least through the completion of its litigation against AT&T.  If the Company is unable to significantly reduce its operating costs and if certain vendor payment obligations were accelerated or the current debt holders of the Company are unwilling to offer repayment flexibility to the Company or re-negotiate the terms of the debt in the future, the Company may be unable to service its existing debt obligations, under the terms of the current debt agreements, or fund its operations in the 12 months following the date of this Report. The Company cannot provide assurance it will have a successful outcome or receive monetary award as a result of the pending upcoming conclusion of the arbitration proceedings against AT&T.

Operating Activities

The increase in cash used in the Company’s operating activities during the nine months ended February 28, 2011 compared to the nine months ended February 28, 2010 is primarily attributable to the Company generating a net loss of approximately $1,877,000 for the nine months ended February 28, 2011.  In addition, the Company increased its investment in cellular handset inventories during the three months ended February 28, 2011 compared to the same period in the prior fiscal year in order to keep sufficient inventory on hand for the Company’s wholesale broker business.  The Company was able to offset the  decrease in cash in the nine months ending February 28, 2011 compared to the same period in the previous fiscal year by reducing payments made against the Company’s accounts payable and accrued liabilities balances.

Investing Activities

The decrease in cash provided by the Company’s investing activities for the nine months ended February 28, 2011 compared to nine months ended February 28, 2010 is due to cash receipts received during the first quarter of fiscal year 2010 against former notes receivable. In addition, the Company increased its capital expenditures by approximately $102,000 in the nine months ended February 28, 2011 compared to the nine months ended February 28, 2010.

Financing Activities

The increase in cash used in the Company’s financing activities for the nine months ended February 28, 2011 compared to the nine months ended February 28, 2010 is primarily attributable to the receipt of approximately $1,373,000 in cash proceeds during the second quarter of fiscal year 2010.  In November 2009, the Company received an additional draw against the Thermo revolving credit facility primarily to purchase inventory related to the Company’s wholesale broker business. There was no similar occurring transaction in the nine months ended February 28, 2010. In addition, the Company made a payment of $150,000 related to the trademark license (see Note 9 – “Trademark Purchase Obligation” for addition information on the trademark license) in the nine months ended February 28, 2011 with no similar occurring transactions in the nine months ended February 28, 2010.

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

Accounts receivable are presented net of an allowance for doubtful accounts of $311,000 and $407,000 at February 28, 2011 and May 31, 2010, respectively.  Based on the information available to the Company, management believes the allowance for doubtful accounts as of those periods are adequate.  However, actual write-offs may exceed the recorded allowance.

The Company evaluates its write-offs on a monthly basis.  The Company determines which accounts are uncollectible, and those balances are written-off against the Company’s allowance for doubtful accounts balance.

Reserve for Inventory Obsolescence: Inventories are stated at the lower of cost (primarily on a moving average basis), which approximates actual cost determined on a first-in, first-out (“FIFO”) basis, or fair market value and are comprised of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors, including recent sales trends, industry market conditions and economic conditions. In assessing the reserve, management also considers price protection credits the Company expects to recover from its vendors when the vendor cost on certain inventory items is reduced shortly after purchase of the inventory by the Company.  In addition, management establishes specific valuation allowances for discontinued inventory based on its prior experience of liquidating this type of inventory.  Through the Company’s wholesale and Internet distribution channels, it is successful in liquidating the majority of any inventory that becomes obsolete.  The Company has many different electronics suppliers, all of which provide reasonable notification of model changes, which allows the Company to minimize its level of discontinued or obsolete inventory. Actual results could differ from those estimates.  Inventories are stated on the Company’s consolidated balance sheet net of a reserve for obsolescence of $253,000 and $232,000 at February 28, 2011 and May 31, 2010, respectively.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company did not have any foreign currency hedges or other derivative financial instruments as of February 28, 2011.  We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments.  Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, the Company conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer (the “Certifying Officers”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Certifying Officers concluded that, as of February 28, 2011 and through the filing of this quarterly report, the Company’s disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting as described below.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of interim or annual financial statements will not be prevented or detected on a timely basis by the company’s internal controls. Management has concluded that the following control deficiency constitutes a material weakness as of February 28, 2011:

Controls over Sales and Use Taxes : During the quarter ended November 30, 2010, the Certifying Officers determined that control procedures were not effective in providing adequate review and oversight of the calculation of the sales tax payables.  The Company’s billing system does not incorporate any type of automated sales tax rate verification process or external rate table database and currently relies on manual entry of sales tax rates when a customer and billing services are setup.  In part, due to the manual nature of this process, errors were made in the tax rates rate setup and the computation of sales taxes on certain services that were billed.  These errors were not detected in a timely manner due to lack of experience of the personnel assigned to manage the Company’s sales tax processes. The Company also believes there was no  sufficient oversight of the changes to the billing system as they pertained to sales tax computations.  The control deficiency was discovered during the preparation for a sales and use tax audit by the State of Texas. This control deficiency may result in additional payments to the State of Texas for incorrectly calculated taxes and taxes not collected on services provided.

Remediation Steps to Address Material Weakness

The Company’s remediation efforts, as outlined below, were implemented in a timely fashion and were designed to address the material weaknesses identified and to strengthen the Company’s internal control over financial reporting.

During the quarter ending November 30, 2010, the Company’s management, with the assistance of third party consultants, initiated the following activities to address the root causes of the sales and use tax material weakness:

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

At this time, the Company has completed all of the remediation steps listed above with the exception of applying a process to re-compute the taxes on a random sampling of invoices on a monthly basis and implementing a third party sales tax processing system. Through the date of the Report, the Company is working on executing these two activities and effecting a procedure to test and monitor all the activities listed above during the fourth quarter of the fiscal year ending May 31, 2011.

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

In June 2007, the Company serviced approximately 83,000 cellular subscribers. Through February 28, 2011, more than 26,100 subscribers have transferred their accounts to AT&T, with a significant percentage of these solely due to the exclusive availability of the iPhone through AT&T and Apple designated retail outlets only.

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

Following the Company’s commencement of the arbitration proceeding, AT&T filed certain counterclaims with the arbitrator seeking an unspecified amount of damages from PCI and claiming that PCI was operating in violation of certain provisions of the distribution agreements and such agreements should therefore be cancellable by AT&T.

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

In March 2011, depositions of Company’s executive management team and other key personnel as well as the majority of the AT&T personnel selected were completed as required under the arbitration process.  Also in March 2011, both the Company’s and AT&T’s independent valuation experts filed initial damages computations with the arbitrator which valued each party’s respective damages as a result of the other party’s actions.   The Company’s expert provided damages computations under several scenarios which included damages assuming PCI’s damages were limited to the liquidated damages provision included in the distribution agreement and several alternate computation of lost profits depending on the timing of which it was determined that PCI should have been allowed to sell the iPhone.  Under the liquidated damages limitation, PCI’s damages are estimated to be $48.9 million.  Under the lost profits computations, PCI’s damages are estimated to be as high as $35.0 million due to lost profits on subscriber transferred to AT&T and those subscribers that PCI did not get because of it not being allowed to sell the iPhone.  Additionally, if it is determined that PCI should also be compensated for the fair value of its subscriber base as of August 31, 2009 (the date of the expiration of the DFW and San Antonio distribution agreements), damages could be increased by $51.8 million, resulting in total damages and compensation due to PCI totaling $86.8 million.  AT&T’s expert computed AT&T’s damages in the range of $7.6 million to $9.9 million, depending on the arbitrator’s interpretation of the San Antonio distribution agreement.

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

Due to our declining revenues and use of cash to sustain our ongoing operations, the Company cash balances have declined significantly since May 2010.  Extraordinary costs, including funding our ongoing arbitration with AT&T, and certain payment obligations have also contributed to the decline in our cash balances.  We believe that we currently have sufficient cash to operate our business for the next 12 months.  Our cash needs for the next 12 months are dependent on our ability to develop new sources of revenue and margins, further reduction in costs to improve profitability, securing financing to continue our existing operations, or securing financing to acquire a new business.  The completion of any of these activities to provide cash to continue the business cannot be assured but the Company has demonstrated prior success in managing its costs in times of declining revenues.  If our cash flows and cash balances continue to decrease, we may be unable to continue to service our current debt obligations which could also negatively affect our business.  In the event that our business initiatives do not materialize or additional financing is unable to be secured, we will be forced to continue to eliminate costs and delay payments to certain vendors in order to provide sufficient operating cash to sustain the business through the final hearing on the AT&T arbitration which is currently scheduled for June 2011.  We can provide no assurance of a favorable outcome resulting in an award of damages or such outcome being in the range we anticipate or previously estimated and updated herein at the conclusion of our arbitration with AT&T nor can we ensure that this hearing will not be delayed beyond June 2011.  An unfavorable ruling or further delays in the AT&T arbitration may have a material impact on our financial condition and impede our ability to sustain operations.

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

None of our outstanding accounts receivables are secured. Our standard terms and conditions permit payment within a specified number of days following the receipt of services or products. While we have procedures to monitor and limit exposure to credit risk on our receivables, there can be no assurance such procedures will effectively limit collection risk and avoid losses. To date, our losses on uncollectible receivables have been within historical trends and expectations but due to continuing poor economic conditions, certain of our customers have faced and may face liquidity concerns and have delayed and may delay or may be unable to satisfy their payment obligations.  Additionally, a sizable number of our cellular subscribers have transferred their services to AT&T to purchase the iPhone or other services that we have not been allowed to offer.  Balances due to us by customers that transfer to AT&T have proven difficult to collect once their service has been established with AT&T directly.  Both of these factors, among others, may have a material adverse effect on our financial condition and operating results in future periods.

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

Updated and Continuing Risk Factors Disclosed in Our Prior Annual Report

Amounts due under our senior revolving credit facility could accelerate as a result of continued losses of our cellular subscribers which could result in an operating cash deficiency and an inability to continue servicing the debt obligation.

We have historically relied upon our revolving credit facility with Thermo Credit, LLC (“Thermo”) to fund our working capital and operating needs. Initially, this facility provided sufficient available borrowings for us since underlying assets pledged as collateral were growing.  The primary asset pledged as collateral is our accounts receivable.  The launch of the iPhone in June 2007 and AT&T’s refusal to allow us to sell the iPhone has resulted in a steady decline in our subscriber base, the related billings and accounts receivable.  This decline in the subscriber base and related billings was accelerated as a result of the expiration our primary DFW distribution agreement with AT&T in August 2009, which ended our ability to add new subscribers and to allow AT&T subscribers in the DFW market to move their cellular services to us.  Prior to August 2009, transfers of customers from AT&T had partially offset some of the losses of customers leaving to purchase the iPhone from AT&T or Apple.  This decline in cellular billings and accounts receivable has directly reduced the borrowings available under the credit facility resulting in over-advances outstanding against the credit facility. We had to borrow the maximum amount available against our assets for certain debt restructuring transactions in addition to fund our working capital needs so the majority of the borrowed funds are not held in cash or other short term assets that would allow us to service an accelerated repayment of the credit facility.  To date, Thermo has allowed us to remain periodically over-advanced on the facility, extended certain repayment terms, modified certain scheduled debt amortization and has continued to allow the inclusion of certain assets in the computation of its borrowing base, which in turn has allowed us to meet our obligations. In addition, Thermo has granted the Company periodic non-compliance waivers when the Company could not meet its prior agreed debt service coverage ratio and positive operating income covenants in the second and third quarters of fiscal year 2011. If Thermo were to require repayment of all current over-advanced funds, we would likely experience operating cash deficiencies up to and including being unable to meet its obligations under this revolving credit facility. To the extent that we are unable to refinance this debt, we would likely not have the means to fully repay Thermo from the cash on hand or generated from current operations resulting in the possibility of a foreclosure on all of the assets of the Company. In March 2011, the Company executed a third amendment under its credit facility agreement with Thermo which among other things extended the maturity date of the facility to January 2013 and deferred certain principal payments (see Note 8 – “Long-Term Debt” for further discussion on the third amendment to the Thermo credit facility). The Company cannot provide assurance Thermo would not accelerate the amount due under the credit facility if the Company is not in compliance with the covenants under its debt agreement with Thermo going forward.

An accelerated reduction in our cellular subscriber base could have a material adverse effect on our business.

The launch of the iPhone in June 2007 and AT&T’s refusal to allow us sell the iPhone has resulted in a steady decline in our cellular subscriber base (see Item 1. Legal Proceedings for discussion of the action brought against AT&T related to the iPhone and other matters). This decline in our cellular subscriber base was accelerated as a result of the expiration of our primary DFW distribution agreement with AT&T in August 2009. We continue lose subscribers to AT&T and are currently seeking relief through a binding arbitration process that it initiated in September 2009. As AT&T continues to release new products or services that are not made available to us, losses of cellular subscribers will continue. If any of these products or services become in extraordinary demand or are required by consumers or businesses, the result could be an acceleration of cellular subscriber losses to AT&T.  Although we maintain contracts varying from one to two years with our current cellular customers, the customer may voluntarily elect to transfer to another carrier, including AT&T, at any time and incur a penalty fee. If expenses related to our cellular operations are not adjusted accordingly due to a declining subscriber base, we will have to rely upon our other business units to replace the revenue and income loss from its cellular operations. We can provide no assurance that any of our other existing business units could generate enough revenue in a timely manner to cover the losses sustained from a rapidly declining cellular subscriber base. We also can provide no assurance that our customers will continue to purchase products or services from us or that their purchases will be at the same or greater levels than in prior periods.

We may be unsuccessful in the arbitration with AT&T and could incur a significant obligation from the outcome of the arbitration or an unfavorable outcome from the arbitration could have a material adverse effect on the business.

Since July 2007, we have attempted to negotiate with AT&T for the purpose of obviating the need for legal action. However, such attempts have failed. Therefore, on September 30, 2009, the Company, through the legal entity Progressive Concepts, Inc. commenced an arbitration proceeding against New Cingular Wireless PCS, LLC and AT&T Mobility Texas LLC (collectively, “AT&T”) seeking at least $100 million in damages. The binding arbitration was commenced to seek relief for damages incurred as AT&T has prevented PCI from selling the popular iPhone and other “AT&T exclusive” products and services that PCI is and has been contractually entitled to provide to its customers under distribution agreements between PCI and AT&T. In response to PCI’s initiating its legal action, AT&T filed certain counterclaims in the arbitration, including seeking monetary damages for equipment transactions between the parties and certain alleged breaches of the distribution agreement by the Company. In March 2011, both the Company’s and AT&T’s independent valuation experts filed initial damages computations with the arbitrator which valued each party’s respective damages as a result of the other party’s actions.   AT&T’s expert computed AT&T’s damages to over a range of $7.6 million to $9.9 million depending on the arbitrator’s interpretation of the San Antonio distribution agreement.

If we do not prevail in our claim against AT&T, then the expected result is that we would continue to service our subscribers under the distribution agreement and would not be awarded any monetary damages. While we believe that AT&T’s counterclaims are baseless, if AT&T prevails in its counterclaims during the arbitration, we could potentially be held liable for certain payments to AT&T or it could be ruled that we had defaulted on certain terms and conditions of the distribution agreement as a result of actions alleged in these counterclaims which could give AT&T the right to terminate the distribution agreements. We can provide no assurance that we will prevail in the arbitration against AT&T or be able to defend against the counterclaims raised by AT&T or pay any obligations due to AT&T in the event they were to prevail in any of their counterclaims.

Our parent company may be unable to meet its future financial obligations resulting in a change in control of the Company.

Prior to the acquisition of PCI in August 2006, TLL Partners, LLC (“TLLP”), Teletouch’s parent company, assumed all of the remaining institutional debt of PCI, whereby the senior debt obligations formerly at PCI were transferred to TLLP as senior debt obligations and the subordinated debt obligations of PCI were partially settled by the issuance of Teletouch’s common stock owned by TLLP with the balance converted to redeemable Series A preferred units of TLLP. To secure the senior debt obligation, TLLP pledged all of its then held assets, which consist primarily of its holding of approximately 80% of the outstanding common stock of Teletouch. When the senior debt originally matured in August 11, 2007, TLLP did not have sufficient cash or other means to repay this debt and was successful in negotiating an initial extension of the maturity date through October 11, 2007. Subsequent extensions were granted by the senior debt holder to TLLP extending the maturity date through January 31, 2011. TLLP is a holding company with no operations with a minimal amount of cash on hand and may be dependent upon selling a sufficient number of shares it owns in Teletouch common stock or upon the cash flows of Teletouch through the receipt of future cash dividends to service its outstanding debt obligations. The Company has no current agreements with TLLP to fund cash obligations nor does it have any current plans to declare dividends in order to allow TLLP to meet the debt obligations. TLLP’s management has communicated to the Company that it is currently working to sell a sufficient number of shares of Teletouch’s common stock to retire its senior debt obligation. As of the date of this Report and to the best of the Company’s knowledge, TLLP has sold 2,616,666 shares of the Company’s common stock it beneficially owns, representing approximately 5.4% of the Company’s outstanding securities. If TLLP is unsuccessful in repaying its obligations and its lenders foreclose on Teletouch’s common stock owned by TLLP it may result in a change control of our Company, then there is a risk that these lenders could vote through matters that may not be in the best interest of the shareholders of Teletouch as a whole.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    [Removed and Reserved]

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

Date: April 14, 2011	TELETOUCH COMMUNICATIONS, INC. Registrant

	By:	/s/ Robert M. McMurrey
Robert M. McMurrey Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Douglas E. Sloan
Douglas E. Sloan Chief Financial Officer (Principal Financial and Accounting Officer)