Form 10-K
period 2011-05-31
TELETOUCH COMMUNICATIONS INC
filed 2011-08-29
CIK 928659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: MAY 31, 2011
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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐       No ☒

As of November 30, 2010, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on that date, was approximately $1,756,726 based on the closing stock price of $0.44 on the same date. As of August 24, 2011, the latest practical date prior to the filing of this Annual Report, the Registrant had issued and outstanding 48,739,002 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement to be filed in connection with the 2011 Annual Meeting of Shareholders to be filed no later than September 28, 2011, are incorporated by reference into Part III hereof, except with respect to information specifically incorporated by reference in this Form 10-K, the proxy statement is not deemed to be filed as part hereof.

INDEX TO FORM 10-K
of
TELETOUCH COMMUNICATIONS, INC.

This Annual Report on Form 10-K (referred to herein as the “Form 10-K” or the “Report”) is for the year ending May 31, 2011. The Securities and Exchange Commission (“SEC”) allows us to incorporate by reference information that we file with it, which means that we only can disclose important information to you by referring you directly to those documents. Information specifically incorporated by reference is considered to be part of this Form 10-K.

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

PART I

Item 1.  Business

Teletouch Communications, Inc. is a premier U.S. wireless services, cellular, consumer electronics and public safety equipment provider, focused on delivering a broad range of products and services through its retail, direct and wholesale distribution channels to individual consumers, businesses and government agencies. While its wireless telecommunications and related services are provided primarily in Texas, the Company sells automotive, cellular and public safety products nationally and worldwide.

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

Change of Ownership and Voting Control of Teletouch

Since November 2005, the majority of Teletouch’s outstanding common stock has been owned and controlled by TLL Partners, LLC, a Delaware limited liability company (“TLLP”), controlled by Robert McMurrey, the Company’s Chairman and Chief Executive Officer.  In August 2006, immediately prior to Teletouch’s acquisition of Progressive Concepts, Inc. (“PCI”), TLLP assumed the senior debt obligations of PCI and settled the subordinated debt obligations of PCI by issuing 4,350,000 shares of its holdings of Teletouch’s common stock and converted the balance  of the subordinated debt into redeemable Series A preferred units of TLLP.  To secure the senior debt obligation, TLLP pledged all of its then held assets, which consisted primarily of its holding of approximately 80% of the outstanding common stock of Teletouch as of August 2006. TLLP is a holding company with no operations with a minimal amount of cash on hand and is dependent upon selling a sufficient number of shares it owns in Teletouch common stock or upon the cash flows of Teletouch through the receipt of future cash dividends to service its outstanding debt obligations. When the senior debt originally matured in August 11, 2007, TLLP did not have sufficient cash or other means to repay this debt and was successful in negotiating an initial extension of the maturity date through October 11, 2007. Subsequent extensions were granted by the senior debt holder to TLLP extending the maturity date through January 31, 2011.   In February 2011, TLLP negotiated a settlement of its senior debt obligations which required a series of payments beginning February 2011 and continuing through August 19, 2011, the amended maturity date.  In addition to the cash payments and as part of the settlement agreement, TLLP was obligated to transfer 2,000,000 shares of its holdings of Teletouch’s common stock to the senior lender at the maturity date.  TLLP began selling shares of its holdings of Teletouch’s common stock in February 2011 to raise the funds to make these payments on its senior debt obligation.

Beginning in February 2011 and continuing through June 2011, TLLP completed sixteen (16) privately negotiated transactions and sold a total of 8,499,001 shares of its holdings of Teletouch’s common stock, which is approximately 17.4% of the Company’s outstanding common stock at June 13, 2011.  Following these sales transactions, TLLP continued to own 30,650,999 shares of our common stock, or 62.9% of the Company’s outstanding stock.

On August 11, 2011, TLLP entered into a binding agreement titled “Heads of Terms” (the “Binding Agreement”) and certain related agreements with its Series A Preferred unit holders, Stratford Capital Partners, LP (“Stratford”) and Retail & Restaurant Growth Capital, LP (“RRGC”) (together, Stratford and RRGC are hereafter referred to as the “Transferees”), whereby, TLLP was required on or before August 17, 2011  to exchange 25,000,000 shares of its holdings of the Company’s common stock (the “New Shares”) to settle in full TLLP’s approximately $18,200,000 redemption obligation on its outstanding Series A Preferred Units (the “Preferred Units”) and for additional cash consideration totaling $3,750,000 from the Transferees (the “Exchange”).  Based on the approximately $21,950,000 consideration exchanged by Transferees, TLLP realized approximately $0.88 per share in value for the shares of the Company’s common stock transferred in the Exchange.   As a result of the Exchange, Stratford and RRGC received 15,000,000 shares and 10,000,000 shares, respectively, of the Company’s common stock in exchange for their respective share of the cash consideration and their respective holdings of the outstanding Preferred Units. The Exchange closed on August 17, 2011 and resulted in the cancellation of the Series A Preferred units.  As contemplated by the Binding Agreement, at closing the parties entered into various agreements related to the Exchanged Shares including (1) a registration rights agreement providing for the registration of the Exchanged Shares, (2) a put and call option and transfer restriction agreement whereby TLLP would have the right to call from Stratford and RRGC the Exchanged Shares for a 15 month period for a call price of $1.00 per share, Stratford and RRGC would have the rights to put their Exchanged Shares to TLLP for  30 day period at the end of the call option period for a put price of $1.00 per share, and Stratford and RRCG would agree not to transfer the Exchanged Shares for a period of 7 months after the date of the Exchange, (3) a voting agreement whereby Stratford and RRGC agreed to vote their Exchanged Shares in proportion to the votes of the other shareholders of Teletouch during the call option period, (4) a pledge and security agreement whereby TLLP pledged certain of its remaining shares of Teletouch’s common stock to Stratford and RRGC as security for their put rights, (5) a mutual release of claims between various parties to the Exchange and (6) certain other ancillary documents.  Following the Exchange, Stratford owns 17,610,000 shares of Teletouch’s common stock (36.1% of outstanding shares as of the date of this Report), RRGC owns 11,740,000 shares or 24.1% and TLLP owns 3,650,999 shares or 7.5%.  The result of the Exchange is that there has been a change in voting control at Teletouch whereby TLLP no longer controls the outcome of matters voted on by the shareholders.

TLLP’s management has communicated to the Company that additional sales of its holdings of the Company’s common stock are likely to fund the ongoing operating expenses of TLLP and that it will actively be seeking financing to exercise some or all of its call option during the call option period.  TLLP further communicated to the Company that there can be no assurance that TLLP will be successful in its efforts to secure the financing necessary to exercise the call option and purchase the Exchanged Shares and regain voting control at the Company; nor can there be any assurance that Stratford and RRGC will not transfer some or all of the shares following the initial 7 month transfer restriction period which in turn, could affect TLLP’s ability to exercise the call option, in part or in whole. During the call option period, Stratford and RRCG have agreed to vote in proportion to the other shareholders which could result in a different outcome on matters previously determined by the majority vote TLLP.

See Note 16 – “Subsequent Events” to the consolidated financial statements “Change in Ownership and Voting Control of Teletouch” for additional discussion on the Exchange and the ancillary agreements entered into by Teletouch.

General Overview

For over 47 years, Teletouch has offered a comprehensive suite of wireless telecommunications solutions, including cellular, two-way radio, GPS-telemetry and wireless messaging. Teletouch is the largest Authorized Provider and billing agent of AT&T (NYSE: T) products and services (voice, data and entertainment) to consumers, businesses and government agencies, as well as an operator of its own two-way radio network and Logic Trunked Radio (“LTR”) systems in Texas. Through our two-way business, we provide Public Safety Equipment (“PSE”) products and services primarily to local, state and federal government entities. We are a General Services Administration (“GSA”) multi-year contract holder (contract number GS-07F-0024X) and were recently awarded a multi-year Texas Multiple Award Schedule (“TXMAS”) contract (contract number TXMAS-11-84060). Additionally, we have been named as an approved vendor by the Texas BuyBoard®. In addition, the Company has a national distribution agreement with Clearwire (NASDAQ: CLWR) providers of advanced 4G cellular network services. The Company operates a chain of 20 retail and agent stores under the “Teletouch” and “Hawk Electronics” brands, in conjunction with its direct sales force, call centers and various retail eCommerce websites including: www.hawkelectronics.com, www.hawkwireless.com and www.hawkexpress.com. Through our wholly-owned subsidiary, Progressive Concepts, Inc., we also operate a wholesale distribution business, PCI Wholesale, primarily serving large cellular carrier agents and rural carriers, as well as auto dealers, smaller consumer electronics retailers and distributors nationally and internationally. Wholesale distribution product sales and support are available through our direct sales personnel and the Internet at sites including www.pciwholesale.com and www.pcidropship.com, among other B2B oriented websites.

Business Segments & Operations

The Company has three primary business operations, which are reported within this Report as operating segments as defined by generally accepted accounting principles (“GAAP”). These operating segments and their respective products and markets are discussed below.

Cellular Operations

The Company’s cellular business represents its core business, which has been acquiring, billing, and supporting cellular subscribers under a revenue sharing relationship with AT&T and its predecessor companies for over 27 years. The Company currently serves approximately 47,000 cellular customers in the Dallas / Fort Worth, Texas Metropolitan Statistical Area (“MSA”), San Antonio, Texas MSA, Austin, Texas MSA, Houston, Texas MSA, East Texas Regional MSA and Arkansas, including primarily the Little Rock, Arkansas MSA. The consumer services and retail business within the cellular business is operated primarily under the Hawk Electronics brand name, with additional business and government sales provided by a direct sales group operating throughout all of the Company’s markets. As an authorized services provider for AT&T wireless services, the Company controls the entire customer experience, including initiating and maintaining the cellular service agreements, rating the cellular plans, providing complete customer care, underwriting new account acquisitions and providing multi-service billing, collections, and account maintenance. Product sales from the Company’s cellular business are comprised primarily of cellular telephones and accessories sold through PCI’s retail stores, the Internet, outside salespeople and agents.

Following the expiration of the initial term of the Company’s primary distribution agreement with AT&T on August 31, 2009, the Company commenced an arbitration proceeding against AT&T seeking monetary damages on September 20, 2009. The binding arbitration was commenced to seek relief for damages incurred as AT&T has prevented the Company from selling its popular iPhone and certain “AT&T exclusive” products and services that PCI believes it is and has been contractually entitled to provide to its customers under the distribution agreements. While PCI has attempted to negotiate with AT&T for the purpose of obviating the need for legal action, such attempts have failed. Accordingly, PCI has initiated this arbitration.  Since the mandatory mediation in May 2011, the Company and AT&T have agreed to postpone the final hearing in the arbitration while an attempt is made to reach a mutually agreeable settlement of this dispute.  The Company is optimistic that an agreement can be reached with AT&T and as of the date of this Report is aggressively working to move these settlement discussions toward conclusion either resulting in some form of settlement with AT&T or resulting in re-scheduling and proceeding toward a final hearing date for the arbitration.

With PCI’s exclusivity to AT&T in the DFW market lifted in August 2009 and after being unable to reach an alternate form of agreement with AT&T, the Company began actively negotiating final terms under a variety of new cellular carriers, WiFi, WiMax and related wireless communications relationships. The Company began launching these new cellular carrier services and products in the later part of fiscal year 2010. On January 19, 2010, the Company signed a new two-year, national distribution agreement with Clearwire Communications (NASDAQ: CLWR) to sell its 4G service called CLEAR.  On January 26, 2010, the Company announced that it had entered into a two-year, Authorized Representative Agreement with Sprint (NYSE:S) subsidiary, Sprint Solutions, Inc. In December 2010, the Company mutually agreed to terminate its agreement with Sprint due to lower than expected activations and a variety of sales and operational support issues encountered.  Despite the lack of success with Sprint, the Company will continue to develop new carrier relationship to offer its customers a choice in services and additional products which it expects will help in its efforts to retain its cellular customers in DFW and San Antonio.

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

Two-Way Radio Operations

The Company operates a two-way radio business and network, with spectrum and service operations covering the North Texas (Dallas / Fort Worth “DFW”) to East Texas MSAs (Metropolitan Statistical Areas) and smaller adjacent market areas. Radio communication services are provided on the Company’s Logic Trunked Radio (“LTR”) and Passport systems, with related radio equipment sales and installation services provided by Teletouch branded locations in the market areas. The Company also sells and services radio equipment for customers operating their own two-way radio systems. Additional services provided by the two-way operations include fixed and mobile installations, with full maintenance and repair of radio equipment and accessories. The two-way radio segment also includes public safety equipment products and installation services.

Sources of System Equipment and Inventory

The Company does not manufacture any of its products. All inventory that is purchased to support the business are finished goods that are shipped in appropriate packaging and ready to sell to the end-user customer. Inventory used to support the Company’s business units can be purchased from a variety of manufacturers and other competing sources. To date there have not been any significant issues in locating and purchasing an adequate supply of inventory to service the Company’s cellular subscriber base, with the exception of the iPhone which AT&T continues to refuse to make available to the Company (see Part I, Item 3. Legal Proceedings for discussion of the action brought against AT&T related to the iPhone and other matters). PCI purchases cellular phones and accessories from several competing sources, but AT&T is the primary source for the cellular phones it sells to the Company’s cellular subscribers. Equipment sourced through AT&T comes with certain assurances that the phones purchased are certified to function properly on AT&T’s cellular network. The Company has the express right, however, to acquire handsets and equipment from any vendor or manufacturer it chooses.

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

The Company purchases two-way radios primarily from Motorola, Kenwood USA, Vertex and Icom America.
Teletouch does not manufacture any of its network equipment used to provide two-way radio services, including but not limited to antennas and transmitters. This equipment is available for purchase from multiple sources, and the Company anticipates that such equipment will continue to be available in the foreseeable future. Most of the public safety equipment sold is obtained under a Master Distributer Agreement with Whelen Engineering Company, Inc.; however, competing products are available from multiple sources.

Competition

Substantial and increasing competition exists within the wireless communications industry. Cellular providers may operate in the same geographic area, along with any number of other resellers that buy bulk wireless services from one of the wireless providers and resell it to their customers.  The Company currently distributes AT&T and Clearwire branded products and wireless service. The Company competes against AT&T for cellular subscribers in the DFW, San Antonio, Houston, Austin, East Texas and Arkansas market areas and competes against other Clearwire service resellers and agents in the DFW MSA. The Company’s primary competition is AT&T, which offers various products and services denied to the Company, on both a stand-alone and bundled basis, often at discounted pricing, many of which cause and have caused increasing difficulties for the Company. A number of these products and services that have been denied to the Company for sale to its customers are the subject of our ongoing legal action against AT&T (see Item 3. Legal Proceedings for discussion of the action brought against AT&T related to the iPhone and other matters). Without these additional product and services, it is increasingly hard to attract new customers and retain existing ones in the market areas where the Company can compete with AT&T. Due to the expiration of the initial term of its largest distribution agreement with AT&T at the end of August 2009, the Company is unable to offer AT&T services to new Subscribers in the DFW MSA. While the Company has the undisputed right to support its current Subscribers in perpetuity, the Company has been prohibited from selling the iPhone or servicing its own subscribers desiring an iPhone since the iPhone’s inception in June 2007, which has given AT&T and others authorized to sell the iPhone a competitive advantage over us. Our ability to compete for cellular customers in certain markets and retain the existing DFW customer base is limited to our ability to provide additional services the customer cannot receive from the carrier itself.  We offer to our customers, identical cellular equipment and service rate plans to those offered by AT&T, with the exception of the iPhone and its related service plans, so our competitive pressures are very similar to those faced by any other carrier competitor to AT&T, which include the types of services and features offered, call quality, customer service, network coverage and price.  Pricing competition has led to the introduction of lower price service plans, unlimited calling plans, plans that allow customers to add additional units at attractive rates, plans that offer a higher number of bundled minutes for a flat monthly fee or a combination of these features.  The Company remains competitive by capitalizing on its position as a provider of superior, personalized customer service, as well as a provider of customizable billing solutions for its enterprise and government customers. Teletouch’s ability to compete successfully for cellular service customers in the future will depend upon the Company’s ability to improve upon the current level of customer service and to develop creative and value added solutions for customers in order to attract new customers.

There is significant competition within the wholesale cellular phone and electronics distribution industry in the United States. Most of the Company’s sales from its wholesale business include small quantities of items sold to a large number of customers at relatively low profit margins (to its wireless businesses). During fiscal year 2010 the Company expanded its wholesale business to include the brokering of larger quantities of cellular phones to various dealers and distributors around the world, creating service and rebate plans to effectively differentiate itself from its competition, resulting in significantly improved revenues and profits in its wholesale distribution business. The Company’s wholesale business competes with other wholesale distributors of cellular phones and car audio equipment across the United States. In addition, the wholesale business competes with other regional wholesale distributors for exclusive geographic product sales agreements from various manufacturers, which change from time to time. During fiscal year 2010, the Company was notified from Sony and JVC that its exclusive product sales agreement for the DFW market would not be renewed. While those exclusive product agreements made it possible for the Company to attain a higher profit margin on the sales of Sony and JVC products, the Company still maintains active sales in those brands through various alternative wholesale supplier relationships. In fiscal year 2011, the Company obtained a Master Distributor Agreement with AFC Trident, Inc. which allows the Company to sell high quality cellular phone accessories exclusively in certain states.

There is active competition related to the Company’s two-way radio operations. This business unit has operated in its primary East Texas markets for over 47 years, which is generally much longer than the majority of its competition in these markets. Most of the Company’s two-way radio product sales are generated from local government entities and business customers, some of which also subscribe to the Company’s LTR network system. Geographically, the Company’s two-way radio business has greater competition in the DFW area compared to the East Texas area, as the Company has a very long standing presence with its East Texas customers. There is substantial competition related to the Company’s public safety equipment product line, which is included in the Company’s two-way operations, due to the number of competing products offered by  larger distributors offering competitive pricing and the number of competitors that hold GSA and TXMAS contracts.

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

In addition, the Company acquired a hotspot network communication patent on July 24, 2009, after foreclosing on the assets of Air-bank, Inc. This form of communication allows a mobile unit (e.g. phone) to switch from the unit’s conventional cellular transmissions to wireless fidelity (“Wi-Fi”) transmissions upon detection of the Wi-Fi signals. The hotspot network communication patent number is US 7,099,309 B2 and was filed on August 29, 2006. The Company has attempted to sell this patent since acquiring it in 2009.  The patent has been reviewed by several parties but to date, the Company has received no offers to purchase the patent.   At May 31, 2011, the patent is recorded as a long-term asset on the Company’s consolidated balance sheet and is held for sale.

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

Employees

As of May 31, 2011, Teletouch employed 126 people, of which 125 were employed full-time and 1 was employed on a part-time or temporary basis.  Of this total, 78 full time employees and 1 part-time person is employed by PCI.  Most of these employees perform sales, operations support and clerical roles.  The Company considers its relationships with its employees to be satisfactory and is not a party to any collective bargaining agreement.

Item 1A.  Risk Factors

There is substantial doubt as to our ability to continue as a going concern.

As of May 31, 2011, the Company has $2,239,000 cash on hand, working capital deficit of approximately $7,002,000 and a shareholders’ deficit of approximately $10,759,000.  Included in this working capital deficit are certain current debt obligations of $4,439,000.  Additionally, and not recorded as a liability, the Company estimates that interest and fees due on its debt obligations for the next year will be approximately $1,926,000, of which approximately $1,748,000 is payable to Thermo Credit, LLC,(“Thermo”) the Company’s senior lender.  During fiscal year 2011, Thermo has been unable to advance funds to the Company in part due to the Company’s deficient and deteriorating borrowing base due to its losses in its cellular business and due to certain restrictions imposed on Thermo that has limited its ability to advance funds to the Company as it has done in the past.  The Company’s outstanding balance on the senior Thermo revolving credit facility totaled approximately $11,330,000 at May 31, 2011 with approximately $2,897,000, including estimated interest, due in the next 12 months.  Thermo has worked with the Company in the past on certain defaults and payment extensions and through 2010 was the primary source of working capital needed by the Company from time to time.  Discussions are ongoing with Thermo about modifying the note to provide for certain payment extensions and additional availability but as of the date of this Report no agreement has been reached. The Company can provide no assurance that it will get any relief from its lenders on any of its current debt service obligations.  Additionally, as a result of its operating performance and liquidity issues during fiscal year 2011, certain trade credit terms the Company has relied upon for purchases of products and services to support its ongoing business have been reduced and new trade credit terms are becoming more difficult to secure.

The Company reported an operating loss during fiscal year 2011 and does not expect a significant improvement in its operating results in the next fiscal year without either a favorable outcome from its ongoing litigation against AT&T or a significant increase in revenues and margins from its wholesale or two- way radio business units beyond levels that were able to be achieved in the prior fiscal years.  Since June 2007, the Company has experienced higher than normal cellular subscriber attrition primarily due to the launch of the iPhone.  Although the iPhone is offered to customers by AT&T, PCI has been denied the approval to sell or activate the iPhone for customers by AT&T.  In September 2009, the Company commenced an arbitration proceeding against AT&T seeking monetary damages but to date this matter has not concluded.  During fiscal year 2011, the Company incurred approximately $1,390,000 in legal and professional fees on this matter.  The Company is currently in settlement discussions with AT&T but cannot predict if the terms of the settlement can be agreed upon through the discussions.  If the Company ceases settlement discussions and resumes the arbitration, it is unable to predict when a final hearing date will be scheduled due to the numerous delays over the past couple of years or if the outcome of the hearing would be favorable to the Company. During fiscal year 2010 and continuing into fiscal year 2011, the Company has been focused on reducing costs to align with its declining cellular revenues, but certain of its costs are relatively fixed and deemed necessary to maintain its other operations and meet the requirements of being a public company.  The Company reviews its staffing levels on a quarterly basis and continues to seek ways to consolidate and automate necessary functions in order to control personnel costs.  The Company believes that its efforts to reduce it operating expenses have been successful to date and is concerned that further reductions in these expenses would accelerate its cellular revenue losses so most of the current efforts are focused on finalizing its dispute with AT&T with the hope of receiving a cash payment for its damages, negotiating extensions on its current debt obligations and seeking additional sources of revenue from its other business units.  There is no assurance the dispute with AT&T can be resolved in the near future nor that if resolved, the Company will receive any award of monetary damages.  No assurance can be provided that the Company will be able to increase revenues in its other business units during fiscal year 2012 to sufficient levels to offset the margin impact of the expected loss of its cellular revenues assuming its relationship with AT&T remains unchanged.

The Company is continuing to negotiate with its lenders and other creditors for payment extensions at least through the conclusion of the arbitration against AT&T so that it can preserve a sufficient amount of cash to continue its operations and fund the remainder of the litigation.  The Company is also continuing to seek additional debt and equity financing to ensure it is able to meet its remaining trade and debt obligations as well as provide sufficient working capital to continue and grow its operations. If it is unsuccessful in its efforts to secure the payment extensions it is seeking or is unable to secure additional financing and the Company’s current debt obligations are accelerated, the Company would likely be unable to meet its obligations and might be forced to seek protection from its creditors.

As a result of the above conditions and in accordance with generally accepted accounting principles in the United States, there exists substantial doubt about the Company’s ability to continue as a going concern.

Our reduced cash balances may impede our ability to support our operations, service our debt or satisfy our vendors’ payment terms.

Due to our declining revenues and use of cash to sustain our ongoing operations, the Company cash balances have declined significantly since May 2010.  Significant costs, including funding our ongoing arbitration with AT&T, and certain payment obligations have also contributed to the decline in our cash balances.  We believe that our current cash balances combined with cash we expect to generate from operations and possibly from the settlement of our dispute with AT&T will be sufficient to operate our business for the next 12 months.  Our cash needs for the next 12 months are dependent on our ability to develop new sources of revenue and margins, further reduction in costs to improve profitability, securing financing to continue our existing operations, or securing financing to acquire a new business.  The completion of any of these activities to provide cash to continue the business cannot be assured but the Company has demonstrated prior success in managing its costs in times of declining revenues.  If our cash flows and cash balances continue to decrease, we may be unable to continue to service our current debt obligations which could also negatively affect our business.  In the event that our business initiatives do not materialize or additional financing is unable to be secured, we will be forced to continue to eliminate costs and delay payments to certain vendors in order to provide sufficient operating cash to sustain the business through the final hearing on the AT&T arbitration which we have previously reported that as a result of a mandatory mediation held on May 17, 2011, we are currently attempting to negotiate a settlement with AT&T and had agreed to delay the final arbitration hearing.  Initially, this hearing was delayed to July 22, 2011 to allow time for the terms of this settlement agreement to be documented, but the settlement discussions have taken longer than anticipated.  We have currently agreed to allow the settlement discussions to continue and have notified the arbitrator that if these discussions are unsuccessful or are not making reasonable progress, we will proceed to the final arbitration hearing for resolution of this matter. If the arbitration resumes, new hearing dates will be scheduled with an expected start date no later than 30-45 days following the termination of the settlement discussions and subject to the arbitrator’s schedule. We can provide no assurance that we will be able to reach agreeable settlement terms with AT&T or of a favorable outcome from the arbitration following a hearing that would result in an award of damages or that any such award would be in the range we anticipate or previously estimated and updated herein. Failure to reach acceptable settlement terms, an unfavorable ruling or further delays in the AT&T arbitration may have a material impact on our financial condition and impede our ability to sustain operations.

Due to uncertainty in the application and interpretation of applicable state sales tax laws, we may be exposed to additional sales tax liability.

During the quarter ended November 30, 2010 and as a result of preparing for a sales and use tax audit, we identified issues with the prior application and interpretation of sales tax rates assessed on services billed to its cellular subscribers. Prior sales tax audits on these billings have not detected these issues although the methodology for computing sales taxes was similar in these prior periods.  We believe it is probable that these issues will be identified and challenged in the current audit based on the initial inquiries by the sales tax auditor.  As of the date of this Report, we are unable to estimate the outcome of the audit but estimate a range of potential liability between $22,000 and $2,490,000. This range includes a low estimate based on similar audit results as in prior periods to a high estimate based on a conservative application of sales tax rates to all cellular services billed and including underpayment penalties and interest.  The application of various sales tax laws and rates to our cellular services previously billed is complex, however, the actual liability could fall outside of our range of estimates due to items identified during the audit but not considered by us. Any liability assessed as a result of this audit would negatively impact our financial condition but in the event the assessed liability is closer to the upper end of the range estimated, the Company would currently not have sufficient cash on hand to meet this obligation and would be forced to negotiate a payment plan.  If successful in securing financing on such a tax obligation, the assets of the Company would likely become subject to a tax lien which could have the effect of limiting our ability to secure new financing or by triggering a default under agreements with our current lenders.

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

The global economy continues to experience volatility and uncertainty. Such conditions could reduce demand for our products and services which would significantly jeopardize our ability to achieve our sales targets. These conditions could also affect our potential strategic partners, which, in turn, could make it much more difficult to execute a strategic collaboration. Moreover, volatility and disruption of financial markets could limit our customers’ ability to obtain adequate financing or credit to purchase and pay for our products and services in a timely manner, or to maintain operations, and result in a decrease in sales volume. General concerns about the fundamental soundness of domestic and international economies may also cause customers to reduce purchases. Changes in governmental banking, monetary and fiscal policies to restore liquidity and increase credit availability may not be effective. Economic conditions and market turbulence may also impact our suppliers’ ability to supply sufficient quantities of product components in a timely manner, which could impair our ability to fulfill sales orders. It is difficult to determine the extent of the economic and financial market problems and the many ways in which they may affect our suppliers, customers, investors, and business in general. Continuation or further deterioration of these financial and macroeconomic conditions could significantly harm sales, profitability and results of operations.  Economic downturns or other adverse economic changes (local, regional, or national) can also hurt our financial performance in the form of lower interest earned on investments and / or could result in losses of portions of principal in our investment portfolio.

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

In the market for telecommunications products and services, we face competition from several competitors, but most notably from our primary supplier, AT&T.  AT&T continues to develop and is expected to continue developing products and services that may entice our cellular subscribers to move their services to AT&T directly.   Although this is the basis for our ongoing litigation with AT&T, the resolution to this litigation has been delayed for many months past our initial expectations (hearing delayed from November 2010 to an unscheduled date as of the date of this Report).  If we are not able to participate in these products and services, we will continue to lose subscribers to AT&T and possibly at an accelerated rate in the future and our financial condition will be materially and adversely affected. We cannot assure that we will be able to slow the rate of attrition of our cellular subscribers to AT&T or that AT&T will make any of its new products or services available to us in the future. AT&T has substantially greater capital resources, larger marketing staffs and more experience in commercializing products and services.  The losses of our cellular subscribers to AT&T to date has had a material but manageable impact on our financial condition but if we are unable to slow the subscriber losses, develop new revenues and margins to offset these losses or the litigation is further delayed and not settled in our favor, we will be forced to make further significant cost reductions in the business to sustain our operations which in turn may only accelerate our losses of revenues.

Amounts due under our senior revolving credit facility could accelerate as a result of continued losses of our cellular subscribers which could result in an operating cash deficiency and an inability to continue servicing the debt obligation.

We have historically relied upon our revolving credit facility with Thermo Credit, LLC (“Thermo”) to fund our working capital and operating needs. Initially, this facility provided sufficient available borrowings for us since underlying assets pledged as collateral were growing.  The primary asset pledged as collateral is our accounts receivable.  The launch of the iPhone in June 2007 and AT&T’s refusal to allow us to sell the iPhone has resulted in a steady decline in our subscriber base, the related billings and accounts receivable.  This decline in the subscriber base and related billings was accelerated as a result of the expiration our primary DFW distribution agreement with AT&T in August 2009, which ended our ability to add new subscribers and to allow AT&T subscribers in the DFW market to move their cellular services to us.  Prior to August 2009, transfers of customers from AT&T had partially offset some of the losses of customers leaving to purchase the iPhone from AT&T or Apple.  This decline in cellular billings and accounts receivable has directly reduced the borrowings available under the credit facility resulting in over-advances outstanding against the credit facility. We had to borrow the maximum amount available against our assets for certain debt restructuring transactions in addition to fund our working capital needs so the majority of the borrowed funds are not held in cash or other short term assets that would allow us to service an accelerated repayment of the credit facility.  To date, Thermo has allowed us to remain periodically over-advanced on the facility, extended certain repayment terms, modified certain scheduled debt amortization and has continued to allow the inclusion of certain assets in the computation of its borrowing base, which in turn has allowed us to meet our obligations. In addition, Thermo has granted the Company periodic non-compliance waivers when the Company could not meet its prior agreed debt service coverage ratio and positive operating income covenants in the second and third quarters of fiscal year 2011. If Thermo were to require repayment of all current over-advanced funds, we would likely experience operating cash deficiencies up to and including being unable to meet its obligations under this revolving credit facility. To the extent that we are unable to refinance this debt, we would likely not have the means to fully repay Thermo from the cash on hand or generated from current operations resulting in the possibility of a foreclosure on all of the assets of the Company. In March 2011, the Company executed a third amendment under its credit facility agreement with Thermo which among other things extended the maturity date of the facility to January 2013 and deferred certain principal payments (see Note 7 – “Long-Term Debt” for further discussion on the third amendment to the Thermo credit facility). Subsequent to the third amendment of the Thermo Revolver, Thermo informed the Company it no longer has the availability to borrow funds under the existing credit facility due to the over-advance funding against the Company’s non-accounts receivable assets, the outstanding balance of the credit facility and Thermo’s inability to receive additional cash from its funding source due to the magnitude of the Company’s debt facility within Thermo’s loan portfolio. The Company cannot provide assurance Thermo would not accelerate the amount due under the credit facility if the Company is not in compliance with the covenants under its debt agreement with Thermo going forward.

An accelerated reduction in our cellular subscriber base could have a material adverse effect on our business.

The launch of the iPhone in June 2007 and AT&T’s refusal to allow us sell the iPhone has resulted in a steady decline in our cellular subscriber base (see Item 1. Legal Proceedings for discussion of the action brought against AT&T related to the iPhone and other matters). This decline in our cellular subscriber base was accelerated as a result of the expiration of our primary DFW distribution agreement with AT&T in August 2009. We continue lose subscribers to AT&T and are currently seeking relief through a binding arbitration process that it initiated in September 2009. As AT&T continues to release new products or services that are not made available to us, losses of cellular subscribers will continue. If any of these products or services become an extraordinary demand or are required by consumers or businesses, the result could be an acceleration of cellular subscriber losses to AT&T.  Although we maintain contracts varying from one to two years with our current cellular customers, the customer may voluntarily elect to transfer to another carrier, including AT&T, at any time and incur a penalty fee. If expenses related to our cellular operations are not adjusted accordingly due to a declining subscriber base, we will have to rely upon our other business units to replace the revenue and income loss from our cellular operations. We can provide no assurance that any of our other existing business units could generate enough revenue in a timely manner to cover the losses sustained from a rapidly declining cellular subscriber base. We also can provide no assurance that our customers will continue to purchase products or services from us or that their purchases will be at the same or greater levels than in prior periods.

We may be unsuccessful in the arbitration with AT&T and could incur a significant obligation from the outcome of the arbitration or an unfavorable outcome from the arbitration could have a material adverse effect on the business.

Since July 2007, we have attempted to negotiate with AT&T for the purpose of obviating the need for legal action. However, such attempts have failed. Therefore, on September 30, 2009, the Company, through the legal entity Progressive Concepts, Inc. commenced an arbitration proceeding against New Cingular Wireless PCS, LLC and AT&T Mobility Texas LLC (collectively, “AT&T”) seeking monetary damages. In March 2011, both the Company’s and AT&T’s independent valuation experts filed initial damages computations with the arbitrator which valued each party’s respective damages as a result of the other party’s actions.   The Company’s expert provided damages computations under several scenarios which included damages assuming PCI’s damages were limited to the liquidated damages provision included in the distribution agreement and several alternate computation of lost profits depending on the timing of which it was determined that PCI should have been allowed to sell the iPhone.  Under the liquidated damages limitation, PCI’s damages are estimated to be $48.9 million.  Under the lost profits computations, PCI’s damages are estimated to be as high as $35.0 million due to lost profits on subscriber transferred to AT&T and those subscribers that PCI did not get because of it not being allowed to sell the iPhone.  Additionally, if it is determined that PCI should also be compensated for the fair value of its subscriber base as of August 31, 2009 (the date of the expiration of the DFW and San Antonio distribution agreements), damages could be increased by $51.8 million, resulting in total damages and compensation due to PCI totaling $86.8 million.  These damages estimates are subject to final revisions by the Company’s damages expert prior to the final hearing.  The Company can provide no assurance that it will prevail in the arbitration matter or, even if and when it does, it will be awarded the amount of damages it currently estimates. There is no assurance that such damages, if and when awarded, will not be significantly less than the damage estimates discussed above.

The binding arbitration was commenced to seek relief for damages incurred as AT&T has prevented PCI from selling the popular iPhone and other “AT&T exclusive” products and services that PCI believes that it is and has been contractually entitled to provide to its customers under distribution agreements between PCI and AT&T. In response to PCI’s initiating its legal action, AT&T filed certain counterclaims in the arbitration, including seeking monetary damages for equipment transactions between the parties and certain alleged breaches of the distribution agreement by the Company. In March 2011, AT&T’s independent valuation expert filed initial damages computations with the arbitrator and estimated AT&T’s damages to be in the range of $7.6 million to $9.9 million depending on the arbitrator’s interpretation of the San Antonio distribution agreement.

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

Our common stock is not traded on any national securities exchange.

Our common stock is current quoted on the OTC Bulletin Board and is not heavily traded, which may increase price quotation volatility and could limit the liquidity of the common stock, all of which may adversely affect the market price of the common stock and our ability to raise additional capital.

The market price of our common stock may be volatile and could adversely affect current and future shareholders.

The market price of our common stock has been and will likely continue to be volatile, as in the stock market in general, and the market for OTC Bulletin Board quoted stocks in particular.  Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions and terms in the industry in which we operate or sales of our common stock, investor perceptions of our company, the success of competitive products, services or technologies or regulatory developments.  These factors may materially adversely affect the market price of our common stock, regardless of our performance. In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. Additionally, because our stock is thinly trading, there is a disparity between the bid and the asked price that may not be indicative of the stock’s true value.

Our common stock is considered a “penny stock” and may be difficult to sell.

The SEC has adopted regulations which generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is and has historically been significantly less than $5.00 per share and, therefore, it is designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

The sale of our common stock as a result of recent transactions by our former parent company, TLLP may cause substantial dilution to our existing shareholders and the sale of these shares of common stock could cause the price of our common stock to decline.

In July 2011, the Company registered up to 20,499,001 shares of our common stock that may be sold into the market by certain shareholders that had purchased shares of our common stock from our former parent company TLLP.  Included in this registration were 12,000,000 shares that were registered for TLLP.  As a result of the transfer of the majority of TLLP’s holdings of Teletouch’s common stock on August 11, 2011 to allow TLLP to settle certain of its debt obligations, additional shares are contemplated to be registered in the coming months. The shares already registered may be sold immediately or over an extended period. Depending upon market liquidity at the time, sales of shares of our common stock by these shareholders may cause the trading price of our common stock to decline. These shareholders may sell all, some or none of those shares. The sale of a substantial number of shares of our common stock by these shareholders, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

We may likely issue additional equity or debt securities, which may materially and adversely affect the price of our common stock.

Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales may occur, could cause the market price of our common stock to decline. We have used, and will likely use or continue to use, our common stock or securities convertible into or exchangeable for common stock to fund working capital needs or to acquire technology, product rights or businesses, or for other purposes. If additional equity securities are issued, particularly during times when our common stock is trading at relatively low price levels, the price of our common stock may be materially and adversely affected.

Our publicly filed reports are subject to review by the SEC, and any significant changes or amendments required as a result of any such review may result in material liability to us and may have a material adverse impact on the trading price of our common stock.

The reports of publicly traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements, and the SEC is required to undertake a comprehensive review of a company’s reports at least once every three years under the Sarbanes-Oxley Act of 2002. SEC reviews may be initiated at any time. We could be required to modify, amend or reformulate information contained in prior filings as a result of an SEC review. Any modification, amendment or reformulation of information contained in such reports could be significant and result in material liability to us and have a material adverse impact on the trading price of our common stock.

Item 1B.  Unresolved Staff Comments

There are no unresolved written comments that were received from the Securities and Exchange Commission’s staff 180 days or more before the end of our fiscal year relating to our periodic or current reports filed under the Securities Exchange Act of 1934, as amended.

Item 2.  Properties

Teletouch owns an office building and warehouse distribution facility in Fort Worth, Texas and an office building and two-way radio service center in Tyler, Texas.  In addition the Company operates 12 combined retail and customer service locations under the “Hawk Electronics” brand. Ten (10) of the combined retail and customer service locations are located in the DFW MSA, and two (2) are located in San Antonio.  All of these locations are leased with the exception of one retail store which is a part of the Fort Worth, Texas office building owned by the Company.

Teletouch leases three (3) two-way shops and leases transmitter sites on commercial towers, buildings and other fixed structures in approximately 30 different locations related to its two-way radio business.

Teletouch also leases a suite at the Dallas Cowboys football stadium in Arlington, Texas.

The Company’s leases are for various terms and provide for monthly rental payments at various rates.  Teletouch made total lease payments of approximately $1,336,000 during fiscal year 2011 and is expected to make approximately $1,345,000 in lease payments during fiscal year 2012 related to its contractual leases and leases with month-to-month terms.

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

Under terms of the Agreement, the parties executed mutual releases of claims against each other and agreed to file a stipulation of dismissal in connection with the pending litigation matter.  Under the Agreement, the Company agreed to, among other things, (i) purchase a perpetual license from Hawk to use the trademark “Hawk Electronics” for $900,000 payable in installments through July 2013, and (ii) assign to Hawk the right and interest in the domain name www.hawkelectronics.com.  In exchange, Hawk agreed to, among other things, allow the Company to continue using the domain name www.hawkelectronics.com in exchange for a monthly royalty payable to Hawk beginning August 2013.  As of the date of this report, the Company has made total payments of $700,000 against this license agreement with the most recent payment of $150,000 being made on July 1, 2011.

Since entering into the Agreement, Hawk has noticed the Company on several occasions of the Company’s non-compliance with the terms of the license agreement.   Specifically, the claimed violations related to certain products being offered by the Company on certain of its websites containing the word “Hawk” in the domain name.  The Company has been diligent in its efforts to comply with the license agreement which requires that the Company not market any products that would compete with Hawk using Hawk Electronics.  Hawk claims that the Company is prohibited from marketing such products under any name that includes the word “Hawk” and this matter is being discussed further with counsels and between both parties to the Agreement.  Hawk contends that the Company’s continued actions are a violation of the license agreement which gives it the right to terminate the license agreement.  The Company disagrees with this position but may consider operating within these constraints to avoid additional litigation costs.  The Company cannot provide any assurance that it will not inadvertently offer certain products to be sold under a brand that includes the word “Hawk” from time to time.  No assurance can be provided that Hawk will not attempt to terminate the license agreement based on such inadvertent actions by the Company in the future but in the event that Hawk attempted to terminate the license agreement for this or any other reason, the Company is prepared to seek an injunction and further litigate this matter.

AT&T Binding Arbitration: In late June 2007, Apple, Inc. introduced the iPhone to the United States in an exclusive distribution and wireless services partnership with AT&T. AT&T was at the time the only authorized carrier provider for the iPhone. Since that time, AT&T has refused to allow the Company to sell the iPhone as well as other products and services, despite AT&T’s contractual obligation to do so under its previously executed distribution agreements between AT&T and the Company. Furthermore, the Company asserts that AT&T has continued to make direct contact with Company customers and aggressively markets, advertises and promotes the iPhone and other AT&T exclusive products and services to Company customers in an attempt to induce them to switch to AT&T.

In June 2007, the Company serviced approximately 83,000 cellular subscribers. As of May 31, 2011, more than 27,400 subscribers have transferred their accounts to AT&T, with a significant percentage of these solely due to the exclusive availability of the iPhone through AT&T and Apple designated retail outlets only.

Since July 2007, the Company had attempted to negotiate with AT&T for the purpose of obviating the need for legal action. However, such attempts failed. Therefore, on September 30, 2009, the Company, through the legal entity Progressive Concepts, Inc. (“PCI”), commenced an arbitration proceeding against New Cingular Wireless PCS, LLC and AT&T Mobility Texas LLC (collectively, “AT&T”) seeking monetary damages. The binding arbitration was commenced to seek relief for damages incurred as AT&T has prevented PCI from selling the popular iPhone and other AT&T exclusive products and services that PCI believes that it is and has been contractually entitled to provide to its customers under distribution agreements between PCI and AT&T. The action further asserts that AT&T violated the longstanding non-solicitation provisions of the DFW market distribution agreement by and between the companies by actively inducing customers to leave PCI for AT&T. PCI is represented in the matter by the Company’s legal counsel, Bracewell & Giuliani, LLP.

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

On December 23, 2010, the Company received a second amended Agreed Scheduling Order by the JAMS Arbitrator after AT&T requested another extension of time to complete the required Depositions. The Arbitration hearing period was postponed to June 13, 2011 through June 17, 2011.

In March 2011, depositions of Company’s executive management team and other key personnel as well as the majority of the AT&T personnel selected were completed as required under the arbitration process.  Also in March 2011, both the Company’s and AT&T’s independent valuation experts filed initial damages computations with the arbitrator which valued each party’s respective damages as a result of the other party’s actions.   The Company’s expert provided damages computations under several scenarios which included damages assuming PCI’s damages were limited to the liquidated damages provision included in the distribution agreement and several alternate computation of lost profits depending on the timing of which it was determined that PCI should have been allowed to sell the iPhone.  Under the liquidated damages limitation, PCI’s damages are estimated to be $48.9 million.  Under the lost profits computations, PCI’s damages are estimated to be as high as $35.0 million due to lost profits on subscriber transferred to AT&T and those subscribers that PCI did not get because of it not being allowed to sell the iPhone.  Additionally, if it is determined that PCI should also be compensated for the fair value of its subscriber base as of August 31, 2009 (the date of the expiration of the DFW and San Antonio distribution agreements), damages could be increased by $51.8 million, resulting in total damages and compensation due to PCI totaling $86.8 million.  AT&T’s expert computed AT&T’s damages in the range of $7.6 million to $9.9 million, depending on the arbitrator’s interpretation of the San Antonio distribution agreement.  The Company can provide no assurance that it will prevail in the arbitration matter or, even if and when it does, it will be awarded the amount of damages it currently estimates. There is no assurance that such damages, if and when awarded, will not be significantly less than the damage estimates discussed above.

On May 17, 2011, the Company and AT&T attended a mandatory mediation session ordered by the arbitrator in the pending binding arbitration proceeding. At the mediation, the parties made significant progress toward reaching a settlement agreement, the final terms of which, if agreed upon, were initially expected to be documented in June 2011. At the direction of the arbitrator, both parties agreed not to release any details about the settlement until final settlement negotiations are agreed to and documented by the parties. To provide adequate time for the anticipated settlement documentation to be completed, the parties agreed to move the arbitration start date from June 13, 2011 to July 22, 2011. In the event that the parties were not successful in reaching mutual agreement on a final settlement agreement, the arbitration hearing was expected to  commence on July 22, 2011.

On July 19, 2011, as a result of the settlement discussions taking longer than anticipated and progress that had been made to date, the Company and AT&T mutually agreed to delay the July 22, 2011 arbitration date and continue working toward completing documentation on the terms of the final settlement agreement.  The arbitrator in this matter was noticed that the Company may request a specific arbitration hearing date as early as September 2011 if the settlement discussions are unsuccessful or unreasonably delayed by AT&T. As of the date of this Report, the Company and AT&T have made progress on certain terms of the settlement but certain other terms are unacceptable to the Company as proposed by AT&T.  The scope of the settlement discussions have expanded since the mediation resulting in certain key new terms being introduced in these negotiations.  The Company is attempting to estimate the financial impact of these changes and new concepts.  Negotiations are continuing, but if acceptable terms are not agreed to within the next several weeks following the filing of this Report, the Company may have to conclude that it can no longer sustain the continuing damage it is suffering as a result of this unexpected lengthy negotiation process and opt to resume arbitration and schedule a final arbitration hearing date.

Terms of the settlement contemplate the Company receiving certain cash and other consideration, as well as a restructured six-year minimum sales and distribution relationship with AT&T, which will allow the Company to continue operating under an updated and expanded arrangement in all of its current and prior market areas including DFW, San Antonio, Houston / South Texas, Austin / Central Texas, Tyler / East Texas and the State of Arkansas.  The parties’ agreement in principle would allow the Company to offer an expanded portfolio of AT&T products and services, including all cellular handsets supported by AT&T to both new and existing customers.

For a more detailed description of the Company’s legal proceedings and legal action Notice and Initial Statement of Claim, please refer to the related Form 8-K, filed with the SEC on October 1, 2009 (available at the Company’s website: www.teletouch.com and on EDGAR at www.sec.gov).

Item 4.  [Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities

Prior to its January 2007 delisting, Teletouch’s common stock was traded on the American Stock Exchange  under the symbol “TLL.” Currently the Company’s securities are quoted on the OTC Markets electronic exchange under the symbol “TLLE.OB.”

The following table lists the reported high and low closing prices for Teletouch’s common stock for the periods indicated, which correspond to its quarterly fiscal periods for financial reporting purposes.

	Common Stock
	High	Low
Fiscal Year 2011
1st Quarter	$0.55	$0.30
2nd Quarter	0.52	0.40
3rd Quarter	0.51	0.11
4th Quarter	0.55	0.35
Fiscal Year 2010
1st Quarter	$0.14	$0.08
2nd Quarter	0.12	0.08
3rd Quarter	0.23	0.08
4th Quarter	0.40	0.10

As of August 22, 2011, 49,916,189 shares of common stock were issued, and 48,739,002 shares of common stock were outstanding. As of that same date, 6,348,984 options to purchase common stock were issued and outstanding. The common stock is the only class of stock that has voting rights or that is traded publicly.  As of August 22, 2011, there were 59 holders of record of the Company’s common stock based upon information furnished by Continental Stock Transfer & Trust Company, New York, New York, the Company’s transfer agent and TLL Partners, LLC recent sales of Teletouch common stock.  The number of holders of record does not reflect the number of beneficial holders, which are in excess of 600, of Teletouch’s common stock for whom shares are held by banks, brokerage firms and other entities.

Teletouch has never paid any cash dividends nor does it anticipate paying any cash dividends from cash generated by its operations in the foreseeable future.

Issuer Purchases of Equity Securities

During the fourth quarter of fiscal year ended May 31, 2011, there were no repurchases made by us or on our behalf, or by any “affiliated purchaser,” of shares of our common stock, nor were there any sales of the Company’s unregistered securities during the same fiscal period.

Item 6.  Selected Financial Data

(in thousands, except per share data)

	2011	2010	2009	2008	(4) 2007

Service and installation revenue	$20,575	$25,943	$27,210	$28,902	$27,548
Product sales revenue	19,849	26,016	18,647	25,621	28,696
Total operating revenues	40,424	51,959	45,857	54,523	56,244
Operating expenses (1)	40,545	47,981	45,185	51,539	61,507
Operating income (loss) from continuing operations	$(121)	$3,978	$672	$2,984	$(5,263)
Debt termination fee (2)		-	-	(2,000)	-
Interest expense, net	(2,227)	(2,261)	(2,330)	(3,895)	(3,733)
Other	-	167	-	-	-
Income (loss) from continuing operations before income tax expense(1)(2)	(2,348)	1,884	(1,658)	(2,911)	(8,996)
Income tax expense	153	284	264	164	114
Income (loss) from continuing operations applicable to common shareholders (1)(2)	(2,501)	1,600	(1,922)	(3,075)	(9,110)
Income from discontinued operations applicable to common shareholders, net of tax	$-	$-	$-	$-	$1,031
Net income (loss)	$(2,501)	$1,600	$(1,922)	$(3,075)	$(8,079)

Basic income (loss) per share of common stock
Income (loss) from continuing operations applicable to common shareholders (1)(2)	$(0.05)	$0.03	$(0.04)	$(0.06)	$(0.19)
Income from discontinued operations applicable to common shareholders	$-	$-	$-	$-	$0.02
Total	$(0.05)	$0.03	$(0.04)	$(0.06)	$(0.17)

Diluted income (loss) per share of common stock
Income (loss) from continuing operations applicable to common shareholders (1)(2)	$(0.05)	$0.03	$(0.04)	$(0.06)	$(0.19)
Income from discontinued operations applicable to common shareholders	$-	$-	$-	$-	$0.02
Total	$(0.05)	$0.03	$(0.04)	$(0.06)	$(0.17)

Total assets	$16,411	$21,684	$24,356	$28,569	$32,302

Current portion of redeemable equity securities and long-term debt (3)	$4,439	$1,412	$1,313	$11,527	$21,358

Redeemable equity securities and long-term debt (3)	10,181	14,487	15,103	8,629	3,220

Total redeemable equity securities and long-term debt (3)	$14,620	$15,899	$16,416	$20,156	$24,578

(1)
In June 2007, the Company recognized a one-time, non-cash gain of approximately $3,824,000 from the forgiveness of certain trade payable obligations to AT&T after reaching a settlement over disputed roaming charges.

(2)	In May 2008, the Company was successful in negotiating the termination of the Transaction Party Agreement with Fortress Credit Corporation, PCI's former senior lender, for a $2,000,000 payment.
(3)	Included are the Company's obligations under outstanding redeemable common stock warrants (see Note 7 - "Long-Term Debt" for more information on the common stock warrants).

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of results of operations and financial condition is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company.  This discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes and the discussions under “Critical Accounting Estimates,” which describes key estimates and assumptions we make in the preparation of our financial statements.   The Company’s fiscal year begins on June 1 and ends on May 31.  Unless otherwise noted, all references in this document to a particular year shall mean the Company’s fiscal year ending May 31.

On August 11, 2011, there was a change in ownership of the Company due to TLLP, the Company’s former parent company, selling shares of Teletouch common stock to settle certain debt obligations (see Item 1. “Change of Ownership and Voting Control of Teletouch” for more information on the change of control).

Executive Summary

Compared to Teletouch’s best operating results in almost a decade during fiscal year 2010, the operating results for fiscal year 2011 were disappointing primarily because of the ongoing dispute with AT&T which resulted in another year of heavy subscriber and revenue losses in our core cellular business segment.  The dispute with AT&T has been tied up in arbitration since September 2009 and the damages to the Company have been accumulating, at an increasing rate, since the launch of the iPhone in June 2007.   For fiscal year 2011, the Company is reporting a net loss of approximately $2,500,000 which is down from the prior year by approximately $4,100,000 of which $3,300,000 is directly attributable to the decrease in net income in the cellular business segment as a result of the loss of slightly over 13,000 cellular subscribers or almost 22% of the cellular subscriber base compared to the prior fiscal year end.   Additionally, the Company incurred approximately $1,400,000 in legal and professional fees in fiscal year 2011 to support its ongoing litigation against AT&T.  Although the Company started settlement discussions with AT&T in May 2011 which contemplates a multi-year renewal of all of its agreements with AT&T along with certain cash consideration for its damages, these discussions, while progressing, are doing so at a much slower pace than expected and the Company may be forced to put this matter back in the hands of the arbitrator and proceed toward a final hearing if its operating results and financial condition continues to trend downward (see Part I, Item 3. Legal Proceedings for discussion of the action brought against AT&T related to the iPhone and other matters).

AT&T’s actions and the ongoing litigation have not only taken a toll on the operating results of the Company but have caused the Company to divert significant personnel resources to this effort and have had a material impact on the Company’s liquidity.  As of May 31, 2011, the Company had cash on hand of $2,200,000 which has decreased by $2,700,000 from the prior fiscal year.  Further, certain debt obligations are near maturing that the Company has been unable to refinance to date, primarily due to the degradation of the business caused by the ongoing dispute with AT&T.  As of May 31, 2011, the Company is reporting a working capital deficit of slightly over $7,000,000 compared to a deficit of $1,200,000 last year.

These financial challenges have been met by aggressive cost reduction measures at the Company beginning in fiscal year 2010 and continuing through fiscal year 2011.  The Company implemented business restructuring plans in December 2010, February 2011 and April 2011 in an effort to realign its costs with its declining cellular revenues. The Company estimates monthly cost reductions going forward of approximately $190,000 compared to previous expense levels as a result of the cost reduction actions taken.

The Company’s efforts to retain its cellular customers have possibly slowed the rate of attrition but these subscriber losses are expected to continue at the same or possibly an increased rate until such time as the Company is successful negotiating a renewal of its agreements with AT&T or such time as the arbitrator causes AT&T to provide to the Company the products and services that to date have been withheld.  There are numerous possible outcomes to the litigation and the settlement discussions with AT&T and the Company can provide no assurance that any outcome will result in it being able to recover the losses it has incurred to date or slow the current rate of decline in this business.  Therefore, much of the Company’s efforts during fiscal year 2011 were focused on enhancing revenues from its wholesale distribution business segment and its two-way radio business segment.

The Company is cautiously optimistic that its efforts in fiscal year 2011 have positioned the wholesale distribution business and the two-way radio business unit for growth in fiscal year 2012.  A number of discussions are ongoing with cellular handset manufacturers to negotiate direct purchasing relationships which could provide a sufficient and steady supply of handsets for its wholesale business unit to meet the continuing demand for these handsets in both domestic and international markets. To date, no direct purchasing agreements with cellular manufacturers have been completed, but the Company is hopeful that it will be able to finalize one or more such agreements in the first half of fiscal year 2012.   Fiscal year 2011 was a key year for our two-way radio business unit in that the Company was awarded a multi-year contract with the General Services Administration (“GSA”), a Texas multiple awards contract (TXMAS) by the State of Texas and was approved to have its two-way radio and emergency vehicle products listed on BuyBoard®, a website operated by an administrative agency of the State of Texas.  These various contract awards open a distribution channel to federal, state, and local governments as well as to schools and universities well outside of the Company’s current geographic footprint.  Further, being an approved vendor under these contracts does provide a competitive advantage for the Company over many of its competitors to sell direct to these types of entities.  Early sales in fiscal year 2011 under these contracts were not material to the two-way business unit but early sales results in fiscal year 2012 are increasing to levels that are expected to be significant as compared to any prior fiscal year period for this business unit.

During fiscal year 2011, the Company restructured its existing key sales personnel by creating new sales teams, regional sales managers and product managers in an effort to promote the cross-training of all products lines sold within the Company.  The product managers are focused on growing the Company’s product lines with the development of new sales strategies and are continually analyzing the Company’s product mix for increased sales.  The product managers also assist the sales teams and managers with back-end support such as creating and updating price lists, quoting specialty jobs and supplying technical knowledge of the products sold within the Company.  The Company is optimistic that this restructured sales organization will improve sales in all areas during fiscal year 2012.

Although the Company believes it can maintain a profitable, but declining cellular business in the future with its existing subscriber base, organic growth in its other business units or new business acquisitions will be necessary to offset expected losses of revenue and profits from its core legacy cellular business. Since the Company struggled to significantly increase the revenues in its different business units during fiscal year 2011, the Company will be increasing its efforts in fiscal year 2012 to identify businesses to acquire that have growth potential and would be able to leverage the Company’s existing resources. The Company has been in discussion with an acquisition target that is complementary to its existing business operations and capable of replacing the majority of the revenues lost in the Company’s cellular business. During the third quarter of fiscal year 2011, the Company engaged an investment banking firm to negotiate this transaction and secure financing for the acquisition. As of the date of this Report, the Company has received non-binding term sheets from several financing sources and has issued a non-binding letter of intent to the acquisition target.   The Company has completed some initial diligence on the target company which has raised certain concerns about its financial records.  The Company expects to make a determination of its level of interest in pursuing this acquisition further within the next couple of months.  If the Company decides to proceed, the timing of completing this acquisition will be dependent on many factors, one of which will be the completion of financial statement audits which will be required for Teletouch to enter into this transaction.  The Company can provide no assurance that it will decide to move forward with its efforts to complete this transaction nor can it provide any assurance the target company can be audited if it does decide to move forward with the transaction.

Discussion of Business Strategy by Operating Segment

During fiscal year 2010, the Company was successful in improving its operating results across all of its business units through aggressive cost management in addition to improved sales in its wholesale and two-way businesses.  During fiscal year 2011, the Company continued to manage its costs closely and expended significant effort into retaining its recurring cellular subscriber base, but with operating results continuing to deteriorate, the Company started to shift its focus toward developing new sources of revenue for its wholesale distribution and its two-way radio business units.  In fiscal year 2012, the Company expects to complete its litigation against, or reach a settlement with AT&T, which will determine the future of its current cellular business.  Until such time as an outcome is determined on its cellular business with AT&T, the Company will continue its efforts to retain its cellular subscribers and control costs but will focus on growing its public safety equipment product lines in its two-way business through the various government contracts it was awarded in fiscal year 2011 and focus on securing additional similar contracts with other states.  Improving results for fiscal year 2012 in the Company’s wholesale business will be dependent on negotiating one or more direct relationships with a cellular handset manufacturer which to date has proven to be a difficult and lengthy process. The Company is hopeful that following the conclusion of the litigation against AT&T and with improved operating results that one or more of its negotiations with cellular handset manufacturers may be  finalized.  In the event that its organic growth efforts do not produce better results for fiscal year 2012, the Company will be increasing its efforts to identify acquisition opportunities and find further cost reduction opportunities in all businesses to maximize profitability.  To support its growth efforts and improve liquidity in fiscal year 2012, the Company will also be diligently working to secure new financing or modification and extensions on existing financing.

Cellular Operations

With PCI’s exclusivity to AT&T in the DFW market lifted in August 2009 after the expiration of the initial term of its primary cellular distribution agreement with AT&T and after being unable to reach an alternate form of agreement with AT&T, the Company began actively negotiating final terms under a variety of new cellular carriers, WiFi, WiMax and related wireless communications relationships. The Company began launching these new cellular carrier services and products in the later part of fiscal year 2010. On January 19, 2010, the Company signed a new two-year, national distribution agreement with Clearwire Communications (NASDAQ: CLWR) to sell its 4G service called CLEAR.  On January 26, 2010, the Company announced that it had entered into a two-year, Authorized Representative Agreement with Sprint (NYSE:S) subsidiary, Sprint Solutions, Inc. In December 2010, the Company mutually agreed to terminate its agreement with Sprint due to lower than expected activations and a variety of sales and operational support issues encountered.  Despite the lack of success with Sprint and until such time as any new agreement is negotiated with AT&T, the Company will continue to develop new carrier relationships to offer its customers a choice in services and additional products which it expects will help in its efforts to retain its cellular customers in DFW and San Antonio.

In fiscal year 2012, the Company will focus on the retention of its approximately 47,000 remaining cellular subscribers, which primarily reside in the DFW and San Antonio markets in Texas.  In addition, the Company will continue to focus on developing the other markets covered by its existing AT&T distribution agreements, which includes the East Texas market where Teletouch currently has personnel and existing infrastructure in place.

In the event that the Company is successful in reaching a settlement agreement with AT&T and such settlement includes a multi-year extension of all of its distribution agreements with AT&T, the Company will shift its focus and resources in its cellular business to subscriber acquisition to begin restoring its subscriber base and build its recurring revenues.  There is no assurance that the Company will be able to reach any settlement agreement with AT&T and therefore would have to rely on a favorable outcome from the litigation for any opportunity to grow its cellular business again.  The Company cannot provide any assurance that it will prevail or that any outcome will be favorable if this dispute has to be settled by the arbitrator (see Part I, Item 3. Legal Proceedings for discussion of the action brought against AT&T related to the iPhone and other matters).

Wholesale Business

During fiscal year 2010, the Company’s focus in the wholesale business was managing credit exposure on sales, pricing methodology, improving margins and increasing inventory turnover. The extensive re-evaluation of the wholesale business in 2009 resulted in certain sustainable operating changes to the business, including office staff reductions, new sales hiring, re-pricing of new and non-current inventory, as well as identified the necessity to grow market share and focus on more exclusive product offerings. In October 2009, the Company materially increased its cellular handset brokerage business selling to volume buyers both domestically and internationally.  Initially the Company primarily brokered phones manufactured by Research In Motion, better known as the manufacturer of Blackberry® cellular handsets. This brokerage business contributed to the increase in product sales for the Company’s wholesale business during the second and third quarter of fiscal year 2010, which correspond to the traditional holiday selling season. The Company’s handset brokerage business declined throughout the remainder of fiscal year 2010 because the Company was unsuccessful in locating a stable volume supplier of cellular handsets following the purchasing restrictions imposed on the Company by AT&T in December 2009. In the second quarter of fiscal year 2011, through certain negotiations with AT&T, the Company was able to increase the amount of product available for sale through its wholesale brokering business. Although the Company was successful in continuing the brokering business, the unavailability of product for half of the fiscal year caused the brokering sales to decrease in fiscal year 2011 when compared to fiscal year 2010. In the later part of fiscal year 2011, the Company obtained a Master Distributor Agreement with AFC Trident, Inc., which allows the Company to sell high quality cellular phone accessories exclusively in certain states. The Company will continue to focus on pursuing new suppliers of cellular handsets to support the wholesale brokerage business as well as locating additional products to complement its wholesale distributing operations.

Two-Way Radio Operations

In fiscal year 2010, the Company’s two-way division secured a contract in support of the re-banding efforts undertaken nationally to migrate public safety communications to frequencies that will not experience interference from certain radio channels operated by Sprint / Nextel.  This project covers the East Texas market and generated approximately $406,000 and $100,000 in installation revenues during fiscal years 2010 and 2011, respectively. Teletouch’s long-term relationships and reputation with the various governmental entities over its  roughly 47 year presence in East Texas has allowed the Company to procure this business to date. In fiscal year 2011, the Company was successful in expanding its two-way business in different markets by focusing on government entities and business customers in the DFW area that are long-term cellular customers of PCI.  During the last quarter of fiscal year 2010, PCI’s direct business cellular salespeople began promoting two-way products to new and existing business customers in an effort to offer a wider range of wireless products to fit their customer’s needs.

As a complement to and embedded in its two-way radio segment, the Company began selling emergency vehicle products in late 2007 under several master distributor agreements with its suppliers.  The product lines include various aftermarket accessories that are added to vehicles in the public safety industry, but primarily includes light bars, sirens and computer equipment supports mounted in-vehicle.  During fiscal year 2011, the Company focused on expanding the distribution of these product lines to other markets by cross-training of existing sales personnel in those other markets as well as by opening new distribution points in those markets.  In addition, the Company worked with its manufacturers to secure approval to sell these products into other protected markets and to potentially acquire other existing distribution in these markets.

In September 2010, Teletouch was awarded a multi-year contract with the General Services Administration (“GSA”) initially for the Company's comprehensive product line of public safety, emergency vehicle lighting and siren equipment manufactured by Whelen Engineering, Inc.   The contract allows the Company the opportunity to compete in the public and emergency products category nationwide, allowing federal, state    and  / or local government agencies to purchase items from the Company’s public safety product line quickly and cost effectively. In addition, the contract enables the Company to streamline its purchasing process for its current government customers and will allow the Company to serve new customers around the country in the same manner.  Furthermore, in the near future, the Company will offer additional products and services from its different businesses through the GSA. The GSA Schedule is a government-wide procurement system. Teletouch will be providing all government agencies with the contracted "best value" pricing, as well as simplifying procurement for its products and services. When government agencies place orders with Teletouch, it will allow the agencies to fulfill their bidding and quote comparison requirements, without having to prepare new bids, which will increase overall purchasing efficiency and lower costs. The GSA contract award criteria were stringent and Teletouch was evaluated on its overall quality, pricing, financial, corporate stability and customer references. Teletouch's public safety products will fall under Schedule 84, which includes Total Solutions for Law Enforcement, Security, Facilities Management, Fire, Rescue, Clothing, Marine Craft and Emergency / Disaster Response. The Company’s contract with the GSA was effective on October 1, 2010, for an initial period of five years, with the GSA having the option to extend the contract for three additional 5-year periods.

In addition, during fiscal year 2011, the Company pursued contracts with other agencies in an effort to sell its public safety product line with city, county and state government agencies which do not procure their products through the GSA system. In March 2011, the Company was approved to have its two-way radio and emergency vehicle products listed on BuyBoard®, a website operated by the Local Government Purchasing Cooperative, an administrative agency in the State of Texas tasked with identifying and approving qualified vendors, products and services for purchase by all cities, counties and schools in the State.  In late fiscal year 2011, the Company was notified of being awarded a Texas multiple awards contract (TXMAS) by the State of Texas which allows the Company to sell its products to all State agencies and authorized local public entities.  Both BuyBoard® and TXMAS provide additional means for the Company’s products to be purchased by public entities in the State of Texas without being subjected to the lengthy bidding process required to purchase these products from other non-approved companies in the State. These alternative sales outlets allow government agencies to purchase products in the same cost effective manner as if they were utilizing the GSA system.

During fiscal year 2012, the Company will continue to focus its efforts on expanding the its public safety equipment product lines using the GSA, TXMAS and BuyBoard® contracts to increase its sales to federal, state and local government agencies.

Results of Operations for the fiscal years ended May 31, 2011 and 2010

Overview of Operating Results for fiscal years 2011 and 2010

The consolidated operating results for the fiscal years ended May 31, 2011 and 2010 are as follows:

(dollars in thousands)	Year Ended May 31,		2011 vs 2010
	2011	2010	$ Change	% Change
Operating results
Service and installation revenue	$20,575	$25,943	$(5,368)	-21%
Product sales revenue	19,849	26,016	(6,167)	-24%
Total operating revenues	40,424	51,959	(11,535)	-22%

Cost of service, rent and maintenance (exclusive of depreciation and amortization)	6,047	7,196	(1,149)	-16%

Cost of products sold	18,311	23,028	(4,717)	-20%

Other operating expenses	16,187	17,757	(1,570)	-9%

Operating income (loss)	$(121)	$3,978	$(4,099)	-103%

Net income (loss)	$(2,501)	$1,600	$(4,101)	256%

The decrease in net income for fiscal year 2011 compared to fiscal year 2010 is primarily attributable to the reduction in net income in all of the Company’s operating segments.  The Company’s cellular operations experienced a decrease in net income of approximately $3,267,000 for fiscal year 2011 compared to fiscal year 2010 due to a loss of approximately 13,000 cellular subscribers, or 22% of its cellular subscriber base from the prior fiscal year.  The Company has focused on enhancing its profit margins on its cellular service revenues by selling more profitable cellular features provided by PCI to its remaining subscriber base and by controlling expenses in this business unit, but these efforts have minimally offset the loss of margins resulting from the subscriber attrition experienced in fiscal year 2011.  Of the 13,000 cellular subscribers lost since May 31, 2010, approximately, 7,800 of those subscribers were lost to AT&T and of these, approximately 4,300 subscribers transferred to AT&T to purchase the iPhone.  These significant losses of cellular subscribers to AT&T are the basis for our ongoing litigation against AT&T.  The Company’s wholesale operations experienced a decrease in net income of approximately $496,000 for fiscal year 2011 compared to fiscal year 2010.  The decrease is primarily attributable a higher volume of cellular handsets sold through the Company’s brokerage activities within its wholesale business unit in the third quarter of fiscal year 2010 compared to a much lower volume of similar sales in fiscal year 2011 due to the Company’s inability to locate a new direct supplier for cellular phones after the supply of these phones to the Company’s wholesale business was cut off by AT&T in December 2009.  The wholesale broker sales totaled approximately $7,598,000 for fiscal year 2011 compared to broker sales of approximately $11,991,000 for fiscal year 2010. The Company’s two-way operations experienced a decrease in net income of approximately $374,000 for fiscal year 2011 compared to fiscal year 2010. The decrease in earnings in the two-way radio segment is due to a larger portion of the installation revenues related to the City of Tyler radio frequency re-banding project that were earned in the prior fiscal year compared to the revenues that were recorded for the same project during the first half of fiscal year 2011.   The re-banding project was a significant project for the two-way radio business and there are no single projects with similar revenues and margins expected during fiscal 2012.

Due to the predicted decline in cellular revenues, the Company forecasted fiscal year 2011 to have negative operating results without the acquisition of a new business or a direct relationship with a manufacturer for increased wholesale broker sales. The Company believed that it would be able to complete one or both of these initiatives around by mid fiscal year 2011.  However, these matters along with the ongoing arbitration with AT&T and the development of its public safety equipment product sales through the GSA and TXMAS contracts took longer than anticipated so the Company did not realize a significant improvement in earnings from these growth initiatives in fiscal year 2011.  By the second quarter of fiscal year 2011, it became apparent that the operations could not sustain the loss of cellular revenues without some significant growth in revenues from another source or without significant cost reductions. Therefore, with no significant revenue or margin growth forecasted for the remainder of fiscal year 2011, the Company restructured its operations in the third and fourth quarter of fiscal year 2011 to align its costs with the reduction in revenues.  The restructuring resulted in the closure of 4 Hawk branded service centers in the Dallas / Fort Worth area and a reduction of approximately 53 personnel.  The Company estimates monthly cost reductions will be realized from its fiscal year 2011 restructuring activities of approximately $190,000 compared to the expense levels for the majority of fiscal year 2011. With its last restructuring completed in the fourth quarter of fiscal year 2011, the Company will operate at this reduced cost structure for a full year in fiscal year 2012. If the Company is unable to improve revenues and operating results early in fiscal year 2012, further cost reduction measures will be taken.

Significant Components of Operating Revenues and Expenses

Operating revenues are primarily generated from the Company’s cellular, wholesale and two-way radio operations and are comprised of a mix of service, rent and maintenance revenues as well as product revenues.  Service, rent and maintenance revenues are generated primarily from the Company’s cellular and two-way radio operations.  Within the cellular operations, the primary service revenues are generated by PCI from the sale of recurring cellular subscription services under several master distributor agreements with AT&T. Since 1984, the Company’s subsidiary, PCI, has held agreements with AT&T and its predecessor companies, which allowed PCI to offer cellular service and customer service to AT&T customers in exchange for certain compensation and fees.  PCI is responsible for the billing and collection of cellular charges from these customers and remits a percentage of the cellular billings generated to AT&T. Within the two-way radio operations, service revenues are generated by the sale of subscription radio services on the Company’s own radio network as well as from the sale of maintenance services on customer owned radio equipment.  The Company’s wholesale business generated service revenues from its car dealer expediter operations prior to the elimination of those operations in the fourth quarter of fiscal year 2011.

The majority of the Company’s product sales are generated by PCI’s wholesale operations and are comprised of cellular telephones, cellular accessories and 12-volt (automotive) mobile electronics, which are sold to smaller dealers and carriers throughout the United States. In addition, the wholesale business included product sales from its car dealer expeditor operations through the early part of the fourth quarter of fiscal year 2011 when the expeditor operations were shut down due to lack of profitability.  Within the cellular operations of the Company, product sales are comprised primarily of cellular telephones and accessories sold through PCI’s retail stores, outside salespeople and agents to generate recurring cellular subscription revenues. The two-way radio operations’ products are comprised of radios and service parts for radio communication systems, vehicle mounted radar and camera systems, emergency vehicle lighting and other related public safety equipment.

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

Selling and general and administrative costs include customer acquisition or selling costs, including the costs of our retail stores, sales commissions paid to internal salespeople and agents, payroll costs associated with our retail and direct sales force and marketing expenses.  Also included in this category are the general and administrative corporate overhead costs including, billing and collections costs, information technology operations, customer retention, legal, executive management, finance, marketing, human resources, strategic planning and technology and product development, along with the related payroll and facilities costs.  Other general and administrative costs included in this category are the ongoing costs of maintaining Teletouch as a public company, which include audit, legal, other professional and regulatory fees.

Service and Installation Revenue for fiscal years ended May 31, 2011 and 2010

The service and installation, revenues shown below have been grouped and are discussed by the Company’s reportable operating segments as defined under GAAP. The corporate category includes the service revenues that are not generated by the business operations of the Company that meet the quantitative requirements for segment reporting under GAAP.  The corporate service revenues primarily consist of revenues earned from a mineral rights lease the Company executed with Chesapeake Exploration, LLC, in June 2008.

(dollars in thousands)	Year Ended May 31,		2011 vs 2010
	2011	2010	$ Change	% Change

Service and installation revenue
Cellular operations
Gross cellular subscription billings	$39,778	$51,364	$(11,586)	-23%
Net revenue adjustment (revenue share due to AT&T)	(20,856)	(27,483)	6,627	-24%
Net revenue reported from cellular subscription billings	18,922	23,881	(4,959)	-21%

Two-way radio operations	1,507	1,881	(374)	-20%
Wholesale operations	71	83	(12)	-14%
Corporate operations	75	98	(23)	-23%

Service and installation revenue	$20,575	$25,943	$(5,368)	-21%

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

The 23% decrease in the cellular operations gross cellular subscription billings for the twelve months ended May 31, 2011 compared to the same period in the prior fiscal year resulted primarily from a decrease in monthly access charges of approximately $6,131,000.  In addition, the cellular operations segment experienced a decrease in gross billings for roamer and toll charges of approximately $820,000, a decrease in gross billings for data charges of approximately $1,290,000 and a decrease in gross billings for custom features of approximately $1,409,000 for the twelve months ended May 31, 2011 compared to the same period in the prior fiscal year.  The reduction in gross cellular subscription billings is due to a decline in the Company’s cellular subscriber base, which is primarily a result of the Company’s inability to offer the iPhone to its cellular customers, resulting in the Company’s cellular subscribers transferring their service to AT&T in order to purchase the iPhone.  During fiscal year 2011, the Company experienced a loss of approximately 13,000 cellular subscribers.  The decrease in cellular service revenue is also related to the termination of the Company’s Dallas / Fort Worth distribution agreement with AT&T on August 31, 2009. Subsequent to that date, the Company was prohibited from adding new customers to its Dallas / Fort Worth subscriber base. The Company had 47,463 subscribers as of May 31, 2011 compared to 60,672 subscribers as of May 31, 2010.

The 20% decrease in the two-way radio operations service and installation revenue for the twelve months ended May 31, 2011 compared to the same period in the prior fiscal year is primarily due to a decrease in billings related to the City of Tyler radio frequency re-banding project. Revenues related to the re-banding project decreased by approximately $254,000 for the two-way operations year over year due to the bulk of the re-banding project being completed in fiscal year 2010.  In addition, the two-way business experienced a decrease in rental, maintenance and LTR service revenues of approximately $31,000, $64,000 and $31,000, respectively, year over year primarily due to a decrease of two-way LTR subscribers.

Cost of Service and Installation for fiscal years ended May 31, 2011 and 2010

Cost of service and installation expense consists of the following significant expense items:

(dollars in thousands)	Year Ended May 31,		2011 vs 2010
	2011	2010	$ Change	% Change

Cost of service and installation
Cellular operations	$4,320	$5,557	$(1,237)	-22%
Two-way operations	1,618	1,573	45	3%
Wholesale operations	109	66	43	65%

Total cost of service and installation	$6,047	$7,196	$(1,149)	-16%

The 22% decrease in cost of service, rent and maintenance related to the Company’s cellular operations for the twelve months ended May 31, 2011 compared to the same period in the prior fiscal year is directly related to the corresponding decrease in cellular service revenues as a result of the declining cellular subscriber base.  Bad debt costs and costs related to the Company’s extended phone warranty program decreased by approximately $442,000 and $352,000, respectively, year over year. In addition, employee compensation costs from the Company’s cellular operations decreased by approximately $118,000 for the twelve months ended May 31, 2011 compared to the same period in the prior fiscal year due to a reduction in personnel, primarily in customer support areas as a result of having fewer cellular subscribers to support as compared to the prior fiscal year.  The cellular customer service department had 38 employees as of May 31, 2011 compared to 52 employees as of May 31, 2010.

Product Sales and Cost of Products Sold for fiscal years ended May 31, 2011 and 2010

Product sales and related cost of products sold shown below have been grouped and are discussed by the Company’s reportable operating segments as defined under GAAP. The corporate category includes the product sales revenues that are not generated by the business operations of the Company that meet the quantitative requirements for segment reporting under GAAP.

(dollars in thousands)	Year Ended May 31,		2011 vs 2010
	2011	2010	$ Change	% Change

Product Sales Revenue
Cellular operations	$2,948	$4,281	$(1,333)	-31%
Two-way radio operations	3,246	2,986	260	9%
Wholesale operations	13,647	18,742	(5,095)	-27%
Corporate operations	8	7	1	14%

Total product sales revenue	$19,849	$26,016	$(6,167)	-24%

Cost of products sold
Cellular operations	4,093	4,593	(500)	-11%
Two-way radio operations	2,427	2,340	87	4%
Wholesale operations	11,792	16,116	(4,324)	-27%
Corporate operations	(1)	(21)	20	-95%

Cost of products sold	$18,311	$23,028	$(4,717)	-20%

Product sales revenue:  The 31% decrease in product sales from the cellular business for the twelve months ended May 31, 2011 compared to the same period in the prior fiscal year is primarily due to a decrease in cellular phone activations and upgrades and a decrease in the average selling price of cellular handsets during fiscal year 2011.  The Company activated 2,924 phones during fiscal year 2011 compared to 5,291 cellular phone activations during fiscal year 2010, which contributed to the decrease of cellular product sales revenue of approximately $543,000, year over year.  In addition, the Company experienced 13,480 cellular phone upgrade transactions in fiscal year 2011 compared to 14,339 transactions in fiscal year 2010. The decrease in cellular phone upgrade transactions along with a lower average selling price of cellular handsets resulted in a decrease of cellular product sales of approximately $474,000 year over year. The reduction in cellular phone activations and upgrades is primarily attributable to the termination of the Company’s Dallas / Fort Worth distribution agreement with AT&T on August 31, 2009. Subsequent to that date, the Company is prohibited from adding new customers to its Dallas / Fort Worth subscriber base.

The 9% increase in product sales related to the Company’s two-way radio operations for the twelve months ended May 31, 2011 compared to the same period in the prior fiscal year is primarily related to an increase in sales of public safety equipment products.  The two-way business increased sales of public safety equipment by approximately $278,000, year over year which is attributable to increased marketing efforts in the Dallas / Fort Worth, Texas market of this product line during fiscal year 2011.

The 27% decrease in product sales related to the Company’s wholesale operations for the twelve months ended May 31, 2011 compared to the same period in the prior fiscal year is primarily related to the Company being unable to purchase sufficient quantities of cellular handsets to support its international brokerage sales transactions. Wholesale brokering sales were approximately $7,598,000 for fiscal year 2011 compared to brokering sales of approximately $11,991,000 for fiscal year 2010.  In addition, the wholesale operations experienced a decrease in car audio equipment sales of approximately $1,100,000 year over year partially due to the loss of the Company’s exclusive distribution agreement with JVC and Sony in the later part of fiscal year 2010. In addition, the Company experienced a weak demand for cellular and aftermarket car audio products due to a saturated market and fewer small to mid-size electronic retailers.

Cost of products sold:  The 20% decrease in total cost of products sold for the twelve months ended May 31, 2011, compared to the same period in the prior fiscal year is primarily a result of the decrease in product  revenues from the Company’s cellular and wholesale operations. The decrease in product costs from the Company’s cellular operations is a direct result of fewer cellular product sales due to the Company’s declining cellular subscriber base. Product costs from the cellular operations did not decrease at the same rate as products revenues due to lower selling prices for handsets.  The Company matches AT&T’s pricing for cellular handsets and during fiscal year 2011 cellular handset pricing was discounted across most models of phones by AT&T so the Company’s pricing followed. The Company is required to subsidize a substantial portion of the cost of cellular handsets sold in conjunction with a new service activation or renewal of a service contract in order to remain competitive with other cellular providers, including AT&T.  The decrease in product costs related to the Company’s wholesale operations is a direct result of a decrease in the cellular handset brokering sales in fiscal year 2011 compared to fiscal year 2010. The Company experienced an increase in two-way product sales for fiscal year 2011 compared to fiscal year 2010 but the costs related to these product sales did not increase accordingly due to the Company receiving certain vendor rebates for achieving sales based objectives and commissions with no corresponding costs.

Selling and General and Administrative Expenses for fiscal years ended May 31, 2011 and 2010

Selling and general and administrative expenses consist of the following significant expense items:

(dollars in thousands)	Year Ended May 31,		2011 vs 2010
	2011	2010	$ Change	% Change

Selling and general and administrative expenses
Salaries and other personnel expenses	$8,017	$10,478	$(2,461)	-23%
Office expense	1,646	1,872	(226)	-12%
Advertising expense	652	582	70	12%
Professional fees	2,570	1,631	939	58%
Taxes and licenses fees	183	164	19	12%
Stock-based compensation expense	385	239	146	61%
Other expenses	1,409	1,521	(112)	-7%

Total selling and general and administrative expenses	$14,862	$16,487	$(1,625)	-10%

The 23% decrease in salaries and other personnel expenses for the twelve months ended May 31, 2011, compared to the same period in the prior fiscal year is primarily related to the reduction in the Company’s accruals related to the executive’s annual incentive bonus plan as well as the Company’s business restructuring plans in fiscal year 2011. The executive bonus plan is based upon the Company’s financial performance and whether certain targets are met during the fiscal year.  During fiscal 2011, the operating results of the Company fell short of the goals established by the Board of Directors and no incentive bonus awards were approved for the executive management team.  The executive bonus accrual is monitored throughout the fiscal year and adjusted quarterly. Bonus expenses decreased by approximately $1,345,000 in fiscal year 2011 compared to fiscal year 2010.  In addition, the Company’s decision to eliminate certain positions during fiscal year 2011 to align with the loss of revenues resulted in a decrease of salaries and other personnel expenses of approximately $746,000 year over year. Furthermore, the Company experienced a decrease in employee commission expense of approximately $551,000 year over year attributable to lower sales from the Company’s cellular and wholesale businesses. The decrease in salaries and other personnel benefits for fiscal year 2011 compared to fiscal year 2010 is partially offset by approximately $195,000 in forfeitures the Company utilized in fiscal year 2010 due to the forfeiture of certain funds included in the Company’s defined contribution (401k) plan.  There were no similar occurring transactions in fiscal year 2011.

The 12% decrease in office expense for the twelve months ended May 31, 2011, compared to the same period in the prior fiscal year is primarily due to a reduction in telecommunication expense and office lease expense.  During fiscal year 2011, the Company continued to disconnect unused telephone lines and circuits as well as switch services to lower cost providers which contributed to the reduction in telephone expense of approximately $51,000 year over year.  In addition, the Company experienced a reduction in office lease expense of approximately $90,000 for fiscal year 2011 compared to fiscal year 2010 primarily attributable to the closing of T-Mobile locations in Oklahoma. Further reductions in lease expense were achieved by the closing of four Hawk Electronic stores during fiscal year 2011 due to the Company’s business restructuring plans as well as the Company continuing to negotiate for lower rents on existing locations. In addition, utilities and office supply expenses decreased by approximately $43,000 and $38,000, respectively year over year.

The 12% increase in advertising expense for the twelve months ended May 31, 2011 compared to the same period in the prior fiscal year is primarily related to the reduction in advertising reimbursements received from certain vendors for achieving sales revenue and volume targets. This caused advertising expense to increase by approximately $139,000 year over year.  The increase in advertising was partially offset by a reduction in billboard advertising expense.  In the fourth quarter of fiscal year 2011, the Company subleased ten billboards, resulting in a reduction of billboard expense by approximately $42,000 year over year.

The 58% increase in professional fees for the twelve months ended May 31, 2011, compared to the same period in the prior fiscal year is primarily due to an increase in legal, accounting and investor relation fees of approximately $548,000, $164,000 and $146,000, respectively, year over year. The increase in legal fees is attributable to legal costs associated with the ongoing arbitration against AT&T.  Costs associated with the AT&T arbitration increased by approximately $1,100,000 year over year.  The increase in legal fees in fiscal year 2011 compared to fiscal year 2010 was partially offset by a decrease in legal fees associated with the Company’s trademark lawsuit which was settled in May 2010.  The increase in accounting fees for fiscal year 2011 compared to fiscal year 2010 were primarily due to fees associated with completing the Company’s delinquent federal and state tax returns from 2007 through 2010 as well as the Company reversing accounting fee accruals in fiscal year 2010 primarily due to the SEC granting the Company relief of filing its 2007 Form 10-Q Reports. The increase in investor relations expense year over year is attributable to the Company hiring public relation firms to help promote the Company within the investment community.  In addition, the Company experienced an increase in consulting fees in fiscal year 2011 compared to fiscal year 2010 related to compensation consulting services engaged by the Company’s Compensation Committee during its review of executive compensation for 2011, Texas sales and use taxes and financial advisement of approximately $30,000, $41,000 and $30,000, respectively.

The 61% increase in stock-based compensation expense for the twelve months ended May 31, 2011, compared to the same period in the prior fiscal year is due to an increase in the number of stock options granted to the Company’s executive management and Board of Directors in June 2010 as well as an increase in the market value of the underlying common stock since the prior year which drove an increase in the computed fair value of the options. During the first quarter of fiscal year 2011, the Company granted a total of 1,093,167 stock options to its executive management team and its independent directors which contributed to the increase in stock compensation expense for fiscal year 2011. The Company granted only 693,167 stock options in fiscal year 2010.

The 7% decrease in other expenses for the twelve months ended May 31, 2011, compared to the same period in the prior fiscal year is primarily related to a decrease in business insurance expense and bank and credit card fees of approximately $90,000 and $32,000, respectively compared to the same period in the prior fiscal year. Business insurance decreased in part due to adjustments related to fewer employees and a refund received as a result of a workers compensation insurance audit. Bank and credit card fees decreased primarily due to lower sales and the decline of the Company’s cellular subscriber base resulting in a lower amount and volume of payments processed.

Other Operating Expenses (Income) for fiscal years ended May 31, 2011 and 2010

(dollars in thousands)	Year Ended May 31,		2011 vs 2010
	2011	2010	$ Change	% Change

Other Operating Expenses (Income)
Depreciation and amortization	$1,152	$1,253	$(101)	-8%
Impairment of asset held for sale	157	-	157	100%
Loss on disposal of assets	16	17	(1)	-6%

Total other operating expenses	$1,325	$1,270	$55	4%

Depreciation and amortization:  Depreciation and amortization expenses as reported are comprised of the following:

(dollars in thousands)	Year Ended May 31,		2011 vs 2010
	2011	2010	$ Change	% Change

Other Operating Expenses
Depreciation	$326	$365	$(39)	-11%
Amortization	826	888	(62)	-7%

Total other operating expenses	$1,152	$1,253	$(101)	-8%

The decrease in depreciation expense for the twelve months ended May 31, 2011, compared to the same period in the prior fiscal year is attributable to the Company’s minimal capital expenditures during fiscal 2011 as well as certain capital assets continuing to age and becoming fully depreciated.  The decrease in amortization expense is due to certain loan origination fees that became fully amortized late in fiscal year 2010 which reduced amortization expense by approximately $64,000 year over year.

Impairment of asset held for sale: In July 2009, the Company acquired a hotspot network patent for $257,000 and recorded it as an asset held for sale on the Company’s consolidated balance sheet under the guidance of ASC 360.  To date, the Company has not found a potential buyer for the patent and as of May 31, 2011 determined the carrying value of the patent should be adjusted to $100,000 to reflect its current market value.  As of May 31, 2011, the patent is recorded under the other long-term asset section on the Company’s consolidated balance sheet and continues to be classified as held for sale as the Company has no plans to use this patent in its current operations.

Other Income (Expense) for fiscal years ended May 31, 2011 and 2010

(dollars in thousands)	Year Ended May 31,		2011 vs 2010
	2011	2010	$ Change	% Change

Other Income (Expense)
Interest expense, net	$(2,227)	$(2,261)	$(34)	-2%
Other	-	167	167	-100%

Total other expenses	$(2,227)	$(2,094)	$133	6%

Interest Expense, Net: Interest expense, net of interest income recorded against each of the Company’s debt obligations is as follows:

(dollars in thousands)	Year Ended May 31,		2011 vs 2010
	2011	2010	$ Change	% Change
Interest Expense (Income)
Thermo factoring debt	$-	$306	$(306)	-100%
Thermo revolving credit facility	1,982	1,680	302	18%
Mortgage debt (East/West, Jardine)	152	156	(4)	-3%
Warrant redemption notes payable	87	130	(43)	-33%
Other	6	(11)	17	-155%

Total interest expense, net	$2,227	$2,261	$(34)	-2%

In August 2009, the Company combined the Thermo factoring debt facility and the Thermo revolving credit facility into a single debt facility by expanding the revolving credit facility to allow the Company to retire the Thermo factoring debt.  The debt restructure included a change in the calculation of interest related to the Company’s debt balance with Thermo (see Note 7 – “Long-Term Debt” for additional information).

Other:  In April 2010, PCI executed an easement and right-of-way agreement with Texas Midstream Gas Services, LLC in order for a sub-surface pipeline to be installed on land owned by the Company in Fort Worth, Texas. The Company recorded the $167,000 proceeds received as other income in the Company’s consolidated statement of operations.

Income Tax Provision for fiscal years ended May 31, 2011 and 2010

The majority of the income tax expense recorded in fiscal years 2011 and 2010 is related to the Texas margin tax, which was initially implemented by the State of Texas effective January 1, 2008.  The margin tax is calculated by using the Company’s gross receipts from business conducted in Texas each fiscal year less a cost of goods sold deduction.  The margin tax is due and payable to the State of Texas each year in May. In fiscal year 2010, the Company recorded a federal alternative minimum tax (“AMT”) liability of approximately $40,000 due to the income generated in fiscal year 2010 that is not allowed to be offset by prior net operating losses due to the AMT rules.

Financial Condition as of May 31, 2011

(dollars in thousands)	Year Ended May 31,		2011 vs 2010
	2011	2010	$ Change	% Change

Cash provided by (used in) operating activities	$(990)	$884	$(1,874)	-212%
Cash provided by (used in) investing activities	(288)	198	(486)	-245%
Cash used in financing activities	(1,415)	(792)	(623)	79%
Net increase (decrease) in cash	$(2,693)	$290	$(2,983)	-1029%

Liquidity and Capital Resources

As of May 31, 2011, the Company had approximately $2,239,000 cash on hand and a working capital deficit of approximately $7,002,000 compared to a deficit of approximately $1,240,000 as of May 31, 2010.  Although the Company recorded a net loss in fiscal year 2011, it had sufficient cash to service its liabilities which included significant legal fees related to the arbitration with AT&T as well as the payment of accrued fiscal year 2010 bonus payments. In addition, the Company had the necessary funds to make the required payments on its debt and increase its investment in inventory to support its wholesale and cellular operations in fiscal year 2011.

Although the Company was able to fund its business operations and pay its debt, with the help of certain payment modifications and extensions approved by its senior lender, Thermo Credit, LLC (“Thermo”) in fiscal year 2011, the Company believes it will be forced to secure additional financing to continue its existing operations. The Company was unable to draw any additional funds against its Thermo revolver during fiscal year 2011 due to a deterioration of its borrowing base as a result of the losses it is experiencing in its cellular business as well as certain restrictions that have been placed on Thermo by its lender which have limited Thermo’s flexibility in making modifications to the borrowing base calculations allowing for additional borrowing capacity for the Company (see Note 7 – “Long-Term Debt” for additional information on the Thermo Revolving Credit Facility). Without a favorable outcome from the arbitration or the ongoing settlement discussions with AT&T which results in a cash award or the acquisition of a business in the near future to increase the Company’s profitability, the Company cannot provide assurance it has sufficient cash to handle it obligations over the next twelve months because of the amounts that are due and payable related to the mortgage debt, Thermo debt and the GM promissory notes.

Operating Activities

During fiscal year 2011, the Company used cash to maintain its operations as compared to the operations providing cash in fiscal year 2010.  The primary driver of operations using cash during fiscal year 2011 was sustaining the losses incurred in the cellular business as well as funding the ongoing arbitration against AT&T which resulted in a net loss of $2,501,000 in fiscal year 2011 compared to the Company generating net income of $1,600,000 in fiscal year 2010.  The impact on cash used in operations to fund the net loss was offset by the Company’s management of its operating assets and liabilities, including conserving cash by increasing its accounts payable year over year and continuing to increase the level of collections on its accounts receivable.  Some cash was used by the Company during fiscal year 2011 to increase inventory levels temporarily at year end to support certain sales opportunities in its wholesale and two-way radio businesses as well as to pay the accrued fiscal year 2010 bonuses during fiscal year 2011.

Investing Activities

During fiscal year 2011, the Company used cash in its investing activities as compared to these activities providing cash during fiscal year 2010.  The change was due primarily due to cash receipts received against notes receivable in fiscal year 2010 with no similar payments received or due in fiscal year 2011.

Financing Activities

The increase in cash used in financing activities during fiscal year 2011 compared to fiscal year 2010 is due to approximately $1,415,000 in payments against long term debt in fiscal year 2011 with no additional borrowings made available to the Company during the year.  During fiscal year 2010, the Company was able to borrow $1,373,000 during the second quarter of fiscal year 2010 and a portion of which was repaid in fiscal year 2010. In November 2009, the Company received an additional draw against the Thermo revolving credit facility primarily to purchase inventory related to the Company’s wholesale broker business. There were no similar borrowings available in fiscal year 2011.

Obligations and Commitments

As of May 31, 2011, the Company’s future contractual obligations and commitments are as follows (in thousands):

	Payments Due By Period (in thousands)

Significant Contractual Obligations	Total	2012	2013	2014	2015	Thereafter

Debt obligations (a)	$14,620	$4,439	$10,181	$-	$-	$-
Interest on debt obligations (a)	3,039	1,926	1,113	-	-	-
Operating leases (b)	4,746	613	425	353	224	3,131
Employee compensation obligations (c)	705	705	-	-	-	-
Trademark purchase obligation (d)	350	150	100	100	-	-
Total significant contractual obligations	$23,460	$7,833	$11,819	$453	$224	$3,131

(a)	See Note 7 – “Long-Term Debt” for additional information on the Company’s debt

(b)	See Note 10 – “Commitments and Contingencies” for additional information on the Company’s operating leases

(c)
On December 31, 2008, the Board of Directors (the “Board”) of Teletouch Communications, Inc., approved an executive employment agreement with Robert M. McMurrey, the Company’s Chairman and Chief executive Officer and Thomas A. “Kip” Hyde, Jr., the Company’s President and Chief Operating Officer, with an effective date of June 1, 2008 for an initial term ending on May 31, 2011.   Mr. McMurrey’s and Mr. Hyde’s employment agreements automatically renewed for an additional (1) year term on June 1, 2011.

(d)
On May 4, 2010, Progressive Concepts, Inc., entered in a certain Mutual Release and Settlement Agreement (the “Agreement”) with Hawk Electronics, Inc. (“Hawk”). Under the terms of the Agreement the Company agreed to, among other things, the purchase of a perpetual license from Hawk to use the mark “Hawk Electronics” for $900,000, of which $350,000 is due and payable subsequent to May 31, 2011.

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

Accounts receivable are presented net of an allowance for doubtful accounts of $272,000 and $407,000 at May 31, 2011 and May 31, 2010, respectively.  Based on the information available to the Company, management believes the allowance for doubtful accounts as of those periods are adequate.  However, actual write-offs may exceed the recorded allowance.

The Company evaluates its write-offs on a monthly basis.  The Company determines which accounts are uncollectible, and those balances are written-off against the Company’s allowance for doubtful accounts balance.

Reserve for Inventory Obsolescence: Inventories are stated at the lower of cost (primarily on a moving average basis), which approximates actual cost determined on a first-in, first-out (“FIFO”) basis, or fair market value and are comprised of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors, including recent sales trends, industry market conditions and economic conditions. In assessing the reserve, management also considers price protection credits the Company expects to recover from its vendors when the vendor cost on certain inventory items is reduced shortly after purchase of the inventory by the Company.  In addition, management establishes specific valuation allowances for discontinued inventory based on its prior experience of liquidating this type of inventory.  Through the Company’s wholesale and Internet distribution channels, it is successful in liquidating the majority of any inventory that becomes obsolete.  The Company has many different electronics suppliers, all of which provide reasonable notification of model changes, which allows the Company to minimize its level of discontinued or obsolete inventory. Actual results could differ from those estimates.  Inventories are stated on the Company’s consolidated balance sheet net of a reserve for obsolescence of $286,000 and $232,000 at May 31, 2011 and May 31, 2010, respectively.

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

The Company’s review of the carrying value of its tangible long-lived assets at May 31, 2011 indicated the carrying value of these assets were recoverable through estimated future cash flows.  Because of the sustained losses the Company has incurred during the past several years, the Company also reviewed the market values of these assets.  The review indicated the market value exceeded the carrying value at May 31, 2011.  However, if the cash flow estimates or the significant operating assumptions upon which they are based change in the future, Teletouch may be required to record impairment charges related to its long-lived assets.

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

The evaluation of the Company’s long-lived intangible assets is discussed in Note 2 under “Intangible Assets.” Under the same premise as the long-lived tangible assets, their market values were also evaluated at May 31, 2011, and the Company determined that based primarily on the market value and supported by the Company’s cash flow projections, there was no impairment of these assets. If the cash flow estimates or the significant operating assumptions upon which they are based change in the future, Teletouch may be required to record impairment charges related to its long-lived assets.

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

At March 1, 2011, the Company evaluated the carrying value of its goodwill associated with its two-way business and concluded that no impairment of its goodwill was required in fiscal year 2011.  The Company estimates the fair value of its two-way business using a discounted cash flow method. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. In evaluating impairment the Company estimates the sum of the expected future cash flows derived from such goodwill. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. A significant change in cash flows in the future could result in an additional impairment of goodwill. No changes occurred in the two-way business during the current quarter that warranted an impairment to goodwill.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We did not have any foreign currency hedges or other derivative financial instruments as of May 31, 2011.  We did not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments.  Our operations are conducted in the United States and are not subject to material foreign currency exchange rate risk.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors
Teletouch Communications, Inc.
Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of Teletouch Communications, Inc. as of May 31, 2011 and 2010 and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the two years ended May 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Teletouch Communications, Inc., at May 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years ended May 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 “Financial Condition and Going Concern Discussion” to the consolidated financial statements, the Company has increasing working capital deficits, significant current debt service obligations, a net capital deficiency along with current and predicted net operating losses and negative cash flows which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Houston, Texas
August 29, 2011

TELETOUCH COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

ASSETS

	May 31,
	2011	2010
CURRENT ASSETS:

Cash	$2,239	$4,932
Certificates of deposit-restricted	50	150
Accounts receivable, net of allowance of $272 at May 31, 2011 and $407 at May 31, 2010	3,687	3,967
Accounts receivable-related party	54	-
Unbilled accounts receivable	2,010	2,592
Inventories, net of reserve of $286 at May 31, 2011 and $232 at May 31, 2010	1,257	1,049
Notes receivable	1	15
Prepaid expenses and other current assets	489	1,288
Patent held for sale	-	257
Total Current Assets	9,787	14,250

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $6,245 at May 31, 2011 and $6,039 at May 31, 2010	2,619	2,749

GOODWILL	343	343

INTANGIBLE ASSETS, net of accumulated amortization of $9,925 at May 31, 2011 and $8,964 at May 31, 2010	3,562	4,342

PATENT HELD FOR SALE	100	-

TOTAL ASSETS	$16,411	$21,684

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
LIABILITIES AND SHAREHOLDERS’ DEFICIT

	May 31,
	2011	2010
CURRENT LIABILITIES:

Accounts payable	$8,511	$7,964
Accounts payable-related party	-	111
Accrued expenses and other current liabilities	3,400	5,517
Current portion of long-term debt	4,439	1,412
Current portion of trademark purchase obligation	150	150
Deferred revenue	289	336
Total Current Liabilities	16,789	15,490

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	10,181	14,487
Long-term trademark purchase obligation, net of current portion	200	350
Total Long-Term Liabilities	10,381	14,837
TOTAL LIABILITIES	27,170	30,327

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $.001 par value, 70,000,000 shares authorized, 49,916,189 shares issued and 48,739,002 shares outstanding at May 31, 2011 and 2010	50	50
Additional paid-in capital	51,571	51,186
Treasury stock, 1,177,187 shares held at May 31, 2011 and May 31, 2010	(216)	(216)
Accumulated deficit	(62,164)	(59,663)
Total Shareholders' Deficit	(10,759)	(8,643)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$16,411	$21,684

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)

	Year Ended May 31,
	2011	2010

Operating revenues:
Service and installation revenue	$20,575	$25,943
Product sales revenue	19,849	26,016
Total operating revenues	40,424	51,959

Operating expenses:
Cost of service and installation (exclusive of depreciation and amortization included below)	6,047	7,196
Cost of products sold	18,311	23,028
Selling and general and administrative	14,862	16,487
Depreciation and amortization	1,152	1,253
Impairment of asset held for sale	157	-
Loss on disposal of assets	16	17
Total operating expenses	40,545	47,981
Income (loss) from operations	(121)	3,978

Other income (expenses):
Interest expense, net	(2,227)	(2,261)
Other	-	167

Income (loss) from operations before income tax expense	(2,348)	1,884
Income tax expense	153	284
Net income (loss)	$(2,501)	$1,600

Basic income (loss) per share applicable to common shareholders	$(0.05)	$0.03

Diluted income (loss) per share applicable to common shareholders	$(0.05)	$0.03

Weighted average shares outstanding:
Basic	48,739,002	48,778,446
Diluted	48,739,002	48,930,621

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended May 31,
	2011	2010
Operating Activities:
Net income (loss)	$(2,501)	$1,600
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment of asset held for sale	157	-
Depreciation and amortization	1,152	1,253
Non-cash stock compensation expense	385	239
Non-cash interest expense	133	80
Provision for losses on accounts receivable	410	876
Provision for inventory obsolescence	152	112
Loss on disposal of assets	16	17
Changes in operating assets and liabilities:
Accounts receivable, net	395	1,420
Inventories	(360)	386
Prepaid expenses and other current assets	799	(636)
Accounts payable	436	(3,187)
Accrued expenses and other current liabilities	(2,117)	(1,273)
Deferred revenue	(47)	(3)
Net cash provided by (used in) operating activities	(990)	884

Investing Activities:
Purchases of property and equipment	(211)	(160)
Redemption of certificates of deposit	100	150
Payments on trademark obligation	(150)	(400)
Purchase of intangible asset	(31)	-
Receipts from notes receivable	4	606
Net cash provided by (used in) investing activities	(288)	198

Financing Activities:
Borrowings against long-term debt	-	1,373
Payments on long-term debt	(1,415)	(2,134)
Purchase of treasury stock	-	(31)
Net cash used in financing activities	(1,415)	(792)

Net increase (decrease) in cash	(2,693)	290
Cash at beginning of year	4,932	4,642

Cash at end of year	$2,239	$4,932
Supplemental Cash Flow Data:
Cash payments for interest	$2,095	$2,193
Cash payments for income taxes	$269	$515
Non-Cash Transactions:
Trademark license	$-	$500
Capitalization of loan origination fees	$135	$244
Intangible asset received for payment of notes receivable	$-	$257
Assets received for payment of notes receivable	$10	$25
Asset received for payment of accounts receivable	$4	$-

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(In Thousands Except Number of Shares)

	Preferred Stock								Additional				Total
	Series A		Series B		Series C		Common Stock		Paid-In	Treasury Stock		Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	(Deficit)	(Deficit)
Balance at May 31, 2009	-	$-	-	$-	-	$-	49,916,189	$50	$50,947	864,209	$(185)	$(61,263)	$(10,451)

Net income	-	-	-	-	-	-	-	-	-	-	-	1,600	1,600
Repurchase of common stock	-	-	-	-	-	-	-	-	-	312,978	(31)	-	(31)
Compensation earned under employee stock option plan	-	-	-	-	-	-	-	-	239	-	-	-	239

Balance at May 31, 2010	-	$-	-	$-	-	$-	49,916,189	$50	$51,186	1,177,187	$(216)	$(59,663)	$(8,643)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,501)	(2,501)
Repurchase of common stock	-	-	-	-	-	-	-	-	-	-	-	-	-
Compensation earned under employee stock option plan	-	-	-	-	-	-	-	-	385	-	-	-	385

Balance at May 31, 2011	-	$-	-	$-	-	$-	49,916,189	$50	$51,571	1,177,187	$(216)	$(62,164)	$(10,759)

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

For over 47 years, Teletouch together with its predecessors has offered a comprehensive suite of telecommunications products and services including cellular, two-way radio, GPS-telemetry, wireless messaging and public safety equipment. As of May 31, 2011, the Company operated 20 retail and agent locations in Texas.  Locations include both “Teletouch” and “Hawk Electronics” branded in-line and free-standing stores and service centers. The Teletouch branded locations offer primarily the Company’s two-way radio products and services as well as public safety equipment to state, city and local entities as well as commercial businesses. Teletouch’s wholly-owned subsidiary, Progressive Concepts, Inc. (“PCI”) is a Master Distributor and Authorized Provider of cellular voice, data and entertainment services though AT&T Mobility (“AT&T”) to consumers, businesses and government agencies and markets these services under the Hawk Electronics brand name. For over 27 years, PCI has offered various communication services on a direct bill basis and today services approximately 47,000 cellular subscribers. PCI sells consumer electronics products and cellular services through its stores, its own network of Hawk-branded sub-agents stores, its own direct sales force and on the Internet at various sites, including its primary consumer-facing sites: www.hawkelectronics.com, www.hawkwireless.com and www.hawkexpress.com. The Company handles all aspects of the wireless customer relationship, including:

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

Financial Condition and Going Concern Discussion: As of May 31, 2011, the Company has $2,239,000 cash on hand, working capital deficit of approximately $7,002,000 and a shareholders’ deficit of approximately $10,759,000.  Included in this working capital deficit are certain current debt obligations of $4,439,000.  Additionally, and not recorded as a liability, the Company estimates that interest and fees due on its debt obligations for the next year will be approximately $1,926,000, of which approximately $1,748,000 is payable to Thermo Credit, LLC (“Thermo”) the Company’s senior lender.  During fiscal year 2011, Thermo  has been unable to advance funds to the Company in part due to the Company’s deficient and deteriorating borrowing base due to the losses in its cellular business and due to certain restrictions imposed on Thermo  that has limited its ability to advance funds to the Company as it has done in the past.  The Company’s outstanding balance on the senior Thermo revolving credit facility totaled approximately $11,330,000 at May 31, 2011 with approximately $2,897,000, including estimated interest, due in the subsequent 12 months. Thermo has worked with the Company in the past on certain defaults and payment extensions and through 2010 was the primary source of working capital needed by the Company from time to time.  Discussions are ongoing with Thermo about modifying the note to provide for certain payment extensions and additional availability but as of the date of this Report no agreement has been reached. The Company can provide no assurance that it will get any relief from its lenders on any of its current debt service obligations.  Additionally, as a result of its operating performance and liquidity issues during fiscal year 2011, certain trade credit terms that the Company has relied upon to for purchases of products and services to support its ongoing business have been reduced and new trade credit terms are becoming more difficult to secure.

The Company reported an operating loss during fiscal year 2011 and does not expect a significant improvement in its operating results in the next fiscal year without either a favorable outcome from its ongoing litigation against AT&T or a significant increase in revenues and margins from its wholesale or two- way radio business units beyond levels that were able to be achieved in prior fiscal years.  Since June 2007, the Company has experienced higher than normal cellular subscriber attrition due primarily to the launch of the iPhone.  Although the iPhone is offered to customers by AT&T, PCI has been denied the approval to sell or activate the iPhone for customers by AT&T.  In September 2009, the Company commenced and arbitration proceeding against AT&T seeking monetary damages but to date this matter has not concluded.  During fiscal year 2011, the Company incurred approximately $1,390,000 in legal and professional fees on this matter.  The Company is currently in settlement discussions with AT&T but cannot predict if the terms of the settlement can be agreed upon through the discussions.  If the Company ceases settlement discussions and resumes the arbitration, it is unable to predict when a final hearing date will be scheduled due to the numerous delays over the past couple of years or if the outcome of the hearing would be favorable to the Company. During fiscal year 2010 and continuing into fiscal year 2011, the Company has been focused on reducing costs to align with its declining cellular revenues, but certain of its costs are relatively fixed and deemed necessary to maintain its other operations and meet the requirements of being a public company.  The Company reviews its staffing levels on a quarterly basis and continues to seek ways to consolidate and automate necessary functions in order to control personnel costs.  The Company believes that its efforts to reduce it operating expenses have been successful to date and is concerned that further reductions in these expenses would accelerate its cellular revenue losses so most of the current efforts are focused on finalizing its dispute with AT&T with the hope of receiving a cash payment for its damages, negotiating extensions on its current debt obligations and seeking additional sources of revenue from its other business units.  There is no assurance the dispute with AT&T can be resolved in the near future nor that if resolved, the Company will receive any award of monetary damages.  No assurance can be provided that the Company will be able to increase revenues in its other business units during fiscal year 2012 to sufficient levels to offset the margin impact of the expected loss of its cellular revenues assuming its relationship with AT&T remains unchanged.

The Company is continuing to negotiate with its lenders and other creditors for payment extensions at least through the conclusion of the arbitration against AT&T so that it can preserve a sufficient amount of cash to continue its operations and fund the remainder of the litigation.  The Company is also continuing to seek additional debt and equity financing to ensure it is able to meet its remaining trade and debt obligations as well as provide sufficient working capital to continue and grow its operations. If it is unsuccessful in its efforts to secure the payment extensions it is seeking or it is unable to secure additional financing and the Company’s current debt obligations are accelerated, the Company would likely be unable to meet its obligations and might be forced to seek protection from its creditors.

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

Certificates of Deposit-Restricted:  From time to time, the Company is required to issue standby letters of credit to its suppliers to secure purchases made under the credit terms provided by these suppliers. The Company deposits funds into a certificate of deposit and instructs that bank to issue the standby letter of credit to the supplier’s benefit. All such funds are reported as restricted funds until such time as the supplier releases the letter of credit requirement. As of May 31, 2011 and May 31, 2010, the Company had $50,000 and $150,000, respectively, of cash certificates of deposit securing standby letters of credit with its suppliers.

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

Accounts receivable are presented net of an allowance for doubtful accounts of $272,000 and $407,000 at May 31, 2011 and May 31, 2010, respectively.  Based on the information available to the Company, management believes the allowance for doubtful accounts as of those periods are adequate.  However, actual write-offs may exceed the recorded allowance.

The Company evaluates its write-offs on a monthly basis. The Company determines which accounts are uncollectible, and those balances are written-off against the Company’s allowance for doubtful accounts.

Reserve for Inventory Obsolescence:  Inventories are stated at the lower of cost (primarily on a moving average basis), which approximates actual cost determined on a first-in, first-out (“FIFO”) basis, or fair market value and are comprised of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors including recent sales trends, industry market conditions and economic conditions. In assessing the reserve, management also considers price protection credits the Company expects to recover from its vendors when the vendor cost on certain inventory items is reduced shortly after the purchase of the inventory by the Company. In addition, management establishes specific valuation allowances for discontinued inventory based on its prior experience liquidating this type of inventory.  Through the Company’s wholesale and internet distribution channel, it is successful in liquidating the majority of any inventory that becomes obsolete.  The Company has many different cellular handset, radio and other electronics suppliers, all of which provide reasonable notification of model changes, which allows the Company to minimize its level of discontinued or obsolete inventory. Inventories are presented net of a reserve for obsolescence of $286,000 and $232,000 at May 31, 2011 and May 31, 2010, respectively. Actual results could differ from those estimates.

The following table lists the cost basis of inventory by major product category and the related reserves for inventory obsolescence at May 31, 2011 and May 31, 2010 (in thousands):

	May 31, 2011			May 31, 2010
	Cost	Reserve	Net Value	Cost	Reserve	Net Value

Phones and related accessories	$647	$(91)	$556	$557	$(69)	$488
Automotive products	314	(45)	269	284	(42)	242
Satellite products	11	(4)	7	18	(4)	14
Two-way products	567	(143)	424	418	(115)	303
Other	4	(3)	1	4	(2)	2
Total inventory and reserves	$1,543	$(286)	$1,257	$1,281	$(232)	$1,049

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

For the years ended May 31, 2011 and 2010, the Company evaluated the carrying value of its goodwill associated with its two-way business and has concluded that no impairment of its goodwill is required these years.  The Company estimates the fair value of its two-way business using a discounted cash flow method.  No changes have occurred in the two-way business during fiscal years 2011 or 2010 that indicated any impairment of the goodwill.  The Company continually evaluates whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. In evaluating impairment we estimate the sum of the expected future cash flows derived from business unit against which such goodwill is recorded. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. A significant change in cash flows in the future could result in an additional impairment of goodwill.

In May 2010, Progressive Concepts, Inc., purchased a perpetual trademark license to use the trademark “Hawk Electronics” (see Note – 8 “Trademark Purchase Obligation” for additional discussion). In accordance with ASC 350, an entity shall evaluate the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. As mentioned above, the guidance under ASC 350 also states an intangible asset that is not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired.  The impairment test shall consist of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to the excess.

The Company evaluated PCI’s perpetual trademark license asset at May 31, 2011, and determined the fair value of the license exceeded its carrying value; therefore, no impairment was recorded. The fair value of the perpetual trademark license was based upon the discounted estimated future cash flows of the Company’s cellular business. The Company will continually evaluate whether events and circumstances occur that would no longer support an indefinite life for its perpetual trademark license.

Definite Lived Intangible Assets: Definite lived intangible assets consist of the capitalized cost associated with acquiring the AT&T distribution agreements, purchased subscriber bases, FCC licenses, GSA contract, internally developed software and loan origination costs. The Company does not capitalize customer acquisition costs in the normal course of business but would capitalize the purchase costs of acquiring customers from a third party. Intangible assets are carried at cost less accumulated amortization. Amortization on the AT&T distribution agreements is computed using the straight-line method over the contract’s expected life.  The estimated useful lives for the intangible assets are as follows:

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

As of May 31, 2011, the most significant intangible assets remaining that continue to be amortized are the AT&T distribution agreements and subscriber bases.  The DFW and San Antonio AT&T cellular distribution agreements will continue to be amortized through August 31, 2014 and December 31, 2013, respectively, or for approximately 3.3 and 2.6 years, respectively.

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

Impairment of Long-lived Assets: In accordance with ASC 360, the Company evaluates the recoverability of the carrying value of its long-lived assets based on estimated undiscounted cash flows to be generated from such assets. If the undiscounted cash flows indicate impairment, then the carrying value of the assets evaluated is written-down to the estimated fair value of those assets. In assessing the recoverability of these assets, the Company must project estimated cash flows, which are based on various operating assumptions, such as average revenue per unit in service, disconnect rates, sales productivity ratios and expenses. Management develops these cash flow projections on a periodic basis and reviews the projections based on actual operating trends.  The projections assume that general economic conditions will continue unchanged throughout the projection period and that their potential impact on capital spending and revenues will not fluctuate. Projected revenues are based on the Company’s estimate of units in service and average revenue per unit as well as revenue from various new product initiatives. Projected revenues assume declining cellular service revenue while projected operating expenses are based upon historic experience and expected market conditions adjusted to reflect an expected decrease in expenses resulting from cost saving initiatives.

The most significant tangible long-lived asset owned by the Company is the Fort Worth, Texas corporate office building and the associated land. The Company has received periodic appraisals of the fair value of this property, and in each instance the appraised value exceeds the carrying value of the property.

The Company’s review of the carrying value of its tangible long-lived assets at May 31, 2011 and May 31, 2010 indicates the carrying value of these assets will be recoverable through estimated future cash flows. If the cash flow estimates, or the significant operating assumptions upon which they are based change in the future, the Company may be required to record impairment charges related to its long-lived assets.

Prepaid expenses and other current assets: The Company records certain expenses that are paid for in advance of their use or consumption as a current asset on the Company’s consolidated balance sheets.

The following table lists the different categories of prepaid expenses and other current assets at May 31, 2011 and May 31, 2010 (in thousands):

	May 31,	May 31,
	2011	2010

Prepaid office lease expense	$190	$195
Prepaid legal fees	15	648
Prepaid insurance premiums	27	40
Security deposits	78	92
Other	179	313
Total prepaid expenses and other current assets	$489	$1,288

Asset Held for Sale: In accordance with ASC 360, the Company will reclassify certain long-lived assets as a current asset held for sale on the Company’s consolidated balance sheets if certain requirements are met.  In order for an asset to be held for sale under the provisions of ASC 360, management must determine the asset is to be held for sale in its current condition, an active plan to complete the sale of the asset has been initiated and the sale of the asset is probable within one year. The Company evaluated the hotspot network patent it acquired during the public auction of Air-bank, Inc.’s assets in July 2009 and determined this asset met all the criteria for an asset held for sale under ASC 360.  At May 31, 2010, the patent was recorded as a current asset held for sale on the Company’s consolidated balance sheet for approximately $257,000. During fiscal years 2011 and 2010, the Company received no formal offers to purchase the patent and determined the asset should be reclassified as a long-lived asset on the Company’s consolidated balance sheet as of May 31, 2011. In addition, during the fourth quarter of fiscal year 2011 the Company adjusted the carrying value of the patent down to $100,000 to reflect the fair market value of the patent based upon information from the current patent market. The patent provides no income for the Company and is not used in any of the Company’s current operations; therefore, the Company will continue to hold the asset for sale. In the event the Company is unable to sell the patent in fiscal year 2012, the Company will review the carrying value of the asset on a quarterly basis and impair the value of the patent accordingly.

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

Provision for Income Taxes: The Company accounts for income taxes in accordance with ASC 740, Income Taxes, (“ASC 740”) using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences, net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods.  As of May 31, 2011 and May 31, 2010, the Company has recorded a valuation allowance against the full amount of its net deferred tax assets. Although the Company had taxable income for fiscal year 2010, it is currently unable to reasonably forecast taxable income beyond fiscal year 2010.  The inability to foresee taxable income in future years makes it more likely than not that the Company will not realize its recorded deferred tax assets in future periods.

When the Company is charged interest or penalties related to income tax matters, the Company records such interest and penalties as interest expense in the consolidated statement of operations.  As of May 31, 2011, the Company had an immaterial amount of interest and penalties recognized and accrued.

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

Advertising and Pre-opening Costs:  Labor costs, costs of hiring and training personnel and certain other costs relating to the opening of new retail locations are expensed as incurred. Additionally, advertising costs are expensed as incurred and are partially reimbursed based on various vendor agreements.  Advertising and promotion costs were $652,000 and $582,000 for the years ended May 31, 2011 and 2010, respectively. Advertising reimbursements are accrued when earned and committed to by the Company’s vendor and are recorded as a reduction to advertising cost in that period.

Stock-based Compensation: At May 31, 2011, the Company had two stock-based compensation plans for employees and non-employee directors, which authorize the granting of various equity-based incentives including stock options and stock appreciation rights.

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

Cash flows resulting from excess tax benefits are classified as a financing activity. Excess tax benefits are realized from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits as a result of any exercises of stock options in fiscal years 2011 and 2010 because the Company provided for a full valuation allowance against all accrued future tax benefits for all periods presented until its operations improve and the Company is able to forecast taxable income in the future sufficient to utilize its deferred tax assets.

For the 12 months ended May 31, 2011 and May 31, 2010, the Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option pricing model. The Company has determined that the best measure of expected volatility is based on the historical daily volatility of the Company’s common stock. Historical volatility factors utilized in the Company’s Black-Scholes computations for options issued in fiscal year 2011 ranged from 127.22% to 135.33% and was 240.4 % for the options issued in fiscal year 2010.  The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107 with the continued use of this method extended under the provisions of Staff Accounting Bulletin No. 110. Under this formula, the expected term is equal to: ((weighted-average vesting term + original contractual term)/2). The expected term used by the Company as computed by this method for options issued in fiscal year 2011 ranged from 5.0 years to 6.0 years and was 5.0 years for the options issued in fiscal year 2010. The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for options issued in fiscal year 2011 ranged from 2.05% to 2.42% and was 2.55% for the options issued in fiscal year 2010. Dividend yield is zero for these options as the Company does not expect to declare any dividends on its common shares in the foreseeable future.

In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption.  The Company has estimated an annualized forfeiture rate of 0.0% for the stock options granted to senior management and the Company’s directors in fiscal years 2011 and 2010.  The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

Options exercisable at May 31, 2011 and 2010 totaled 4,651,432 and 3,054,545, respectively.  The weighted-average exercise price per share of options exercisable at May 31, 2011 and 2010 was $0.27, with remaining weighted-average contractual terms of approximately 6.7 years and 7.0 years as of May 31, 2011 and 2010, respectively.

The weighted-average grant date fair value of options granted during the 12 months ended May 31, 2011 was $0.30.

At May 31, 2011, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $68,000, which will be amortized over the weighted-average remaining requisite service period of 0.6 years.

Income (loss) Per Share:  In accordance with ASC 260, Earnings Per Share, basic income (loss) per share (“EPS”) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding including any dilutive securities outstanding.  At May 31, 2011, the Company’s outstanding common stock options totaled 5,655,817 and were not included in the computation of diluted earnings per share due to their antidilutive effect as a result of the net loss incurred during the twelve months ended May 31, 2011. At May 31, 2010, the Company’s outstanding common stock options totaled 4,563,316. For the twelve months ended May 31, 2010, 152,175 common stock options were deemed dilutive securities and were included in the diluted earnings per share calculation due to the Company’s market price of its common stock at May 31, 2010 exceeding the options’ exercise price.

Recently Issued Accounting Standards:

In May 2011, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) issued new guidance on fair value measurement and disclosure requirements. This update will supersede most of the guidance in Accounting Standard Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), although many of the changes are clarifications to ASC 820, many of the changes are clarifications of existing guidance or wording changes to align with International Financial Reporting Standards. The update does not extend the use of fair value accounting, but does provide guidance on how it should be applied where it is already required or permitted under current U.S. GAAP. The changes to ASC 820 will be effective for the Company beginning March 1, 2012 and will not have a material impact on the Company’s consolidated financial positions or results of operations.

In  December 2010, the FASB issued Accounting Standard Update (“ASU”) No. 2010-28, Intangibles-Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, (“ASU 2010-28”). ASU 2010-28 modifies the two-step goodwill impairment testing process for entities that have a reporting unit with a zero or negative carrying amount. For those reporting units, an entity is required to perform step 2 of the goodwill impairment test if it is more likely than not that goodwill impairment exists. In determining whether it is more likely than not that  goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment exists. This new standard is effective for the Company beginning June 1, 2011. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial positions or results of operations.

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

On September 30, 2009, Teletouch’s subsidiary, PCI, commenced an arbitration proceeding against AT&T seeking at monetary damages. The binding arbitration was commenced to seek relief for damages incurred as AT&T has prevented the Company from selling the popular iPhone and other “AT&T exclusive” products and services that PCI believes it is contractually entitled to provide to its customers.  In addition, the Company’s initial statement of claim alleges, among other things, that AT&T has violated the longstanding non-solicitation provisions under the DFW Agreement by and between the companies by actively inducing customers to leave PCI for AT&T. While PCI has attempted to negotiate with AT&T for the purpose of obviating the need for legal action, such attempts have failed.  Accordingly, PCI initiated this arbitration.  AT&T subsequently filed certain counterclaims with the arbitrator seeking an unspecified amount of damages from PCI and claiming that PCI was operating in violation of certain provisions of the distribution agreements and such agreements should therefore be cancellable by AT&T.

The Company reports its revenues related to the AT&T services on a net basis in accordance with ASC 605-45 as follows (in thousands):

	Twelve Months Ended
	May 31,
	2011	2010

Gross service and installation revenue	$41,431	$53,426
Net revenue adjustment (revenue share due to AT&T)	(20,856)	(27,483)
Net service and installation revenue	$20,575	$25,943

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at May 31, 2011 and 2010 consisted of the following (in thousands):

	May 31, 2011	May 31, 2010

Land	$774	$774
Buildings and leasehold improvements	3,117	3,056
Two-way network infrastructure	1,155	1,055
Office and computer equipment	2,713	2,716
Signs and displays	710	790
Other	395	397
	$8,864	$8,788
Less:
Accumulated depreciation and amortization	(6,245)	(6,039)

Total property and equipment	$2,619	$2,749

Depreciation and amortization expense related to property and equipment was $326,000 and $365,000 in fiscal years 2011 and 2010, respectively.

Property and equipment are recorded at cost.  Depreciation and amortization is computed using the straight-line method.  The following table contains the property and equipment by estimated useful life, net of accumulated depreciation as of May 31, 2011 (in thousands):

	Less than	3 to 4	5 to 9	10 to 14	15 to 19	20 years	Total Net
	3 years	years	years	years	years	and greater	Value
Buildings and leasehold improvements	$10	$104	$57	$-	$9	$1,143	$1,323
Two-way network infrastructure	41	129	73	-	-	-	243
Office and computer equipment	147	66	10	-	-	-	223
Signs and displays	8	8	7	-	-	-	23
Other	14	19	-	-	-	-	33
Land (no depreciation)	-	-	-	-	-	774	774
	$220	$326	$147	$-	$9	$1,917	$2,619

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill:  The reported goodwill of the Company at May 31, 2011 and May 31, 2010 relates entirely to the two-way radio segment. The goodwill was acquired in January 2004 for $894,000 as part of the purchase of the two-way radio assets of DCAE, Inc.  During the fourth quarter of fiscal year 2005, this goodwill was deemed impaired as a result of losses in revenues and profitability in the Company’s two-way radio segment (the “reporting unit” under ASC 350) and the goodwill was written down to $343,000. The $343,000 carrying value of the goodwill is reported on its consolidated balance sheet at May 31, 2011 and May 31, 2010.

Other intangible assets:  The following is a summary of the Company’s intangible assets as of May 31, 2011 and 2010, excluding goodwill (in thousands):

	May 31, 2011			May 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value
Definite lived intangible assets:
Wireless contracts and subscriber bases	$10,289	$(7,865)	$2,424	$10,258	$(7,091)	$3,167
FCC licenses	104	(84)	20	104	(73)	31
PCI marketing list	1,235	(1,235)	-	1,235	(1,235)	-
Loan origination fees	774	(569)	205	639	(395)	244
Government Services Administration contract	15	(2)	13	-	-	-
Internally developed software	170	(170)	-	170	(170)	-
Total amortizable intangible assets	12,587	(9,925)	2,662	12,406	(8,964)	3,442

Indefinite lived intangible assets:
Perpetual trademark license agreement	900	-	900	900	-	900

Total intangible assets	$13,487	$(9,925)	$3,562	$13,306	$(8,964)	$4,342

Total amortization expense for the years ended May 31, 2011, and 2010 was approximately $826,000 and $888,000, respectively.

Estimated annual amortization expense is as follows (in thousands):

	Year Ending May 31,
	2012	2013	2014	2015	2016	Thereafter
Annual amortization expense	$952	$822	$757	$130	$1	$-

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

NOTE 6 - ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of (in thousands):

	May 31,	May 31,
	2011	2010

Accrued payroll and other personnel expense	$588	$1,957
Accrued state and local taxes	410	527
Unvouchered accounts payable	1,672	1,953
Customer deposits payable	317	427
Other	413	653
Total	$3,400	$5,517

NOTE 7 - LONG-TERM DEBT

Long-term debt at May 31, 2011 and 2010 consists of the following (in thousands):

	May 31,	May 31,
	2011	2010
Thermo revolving credit facility	$11,330	$12,189
East West Bank (formerly United Commercial Bank)	2,256	2,361
Jardine Capital Corporation bank debt	570	585
Warrant redemption notes payable	464	764
Total long-term debt	14,620	15,899
Less: Current portion	(4,439)	(1,412)
Long-term debt, net	$10,181	$14,487

Current portion of long-term debt at May 31, 2011 and 2010 consists of the following (in thousands):

	May 31,	May 31,
	2011	2010
Thermo revolving credit facility	$1,149	$1,016
East West Bank (formerly United Commercial Bank)	2,256	105
Jardine Capital Corporation bank debt	570	16
Warrant redemption notes payable	464	275
Total current portion of long-term debt	$4,439	$1,412

The following table shows the net interest expense recorded related to the long-term debt for the fiscal years ended May 31, 2011 and 2010:

(dollars in thousands)	Year Ended May 31,		2011 vs 2010
	2011	2010	$ Change	% Change
Interest expense (income)
Thermo revolving credit facility	$1,982	$1,680	$302	18%
Thermo factoring debt	-	306	(306)	-100%
Mortgage debt	152	156	(4)	-3%
Warrant redemption notes payable	87	130	(43)	-33%
Other	6	(11)	17	-155%

Total interest expense, net	$2,227	$2,261	$(34)	-2%

During the first quarter of fiscal year 2010, the Company had two debt facilities with Thermo Credit, LLC (“Thermo”), which included a factoring debt facility (the “Thermo Factoring Debt”) and a revolving credit facility (the “Thermo Revolver”). Effective August 1, 2009, Teletouch amended its revolving credit facility with Thermo to include increased borrowing capabilities under the Thermo Revolver as well as extending the Revolver’s maturity date (see discussion below under “Thermo Revolving Credit Facility” for additional information). The purpose of amending the Thermo Revolver was to combine the Thermo Factoring Debt facility and the Thermo Revolver into a single credit facility by expanding the revolving credit facility to allow the Company to retire the Thermo Factoring Debt.  Simultaneous with closing the amended Thermo Revolver, the Thermo Factoring Debt was retired and the pledge of all of PCI’s accounts receivable and future contractual billings was transferred to the amended Thermo Revolver.

Thermo Factoring Debt: As part of the August 2006 debt restructuring, PCI entered into a financing facility with Thermo Credit, LLC secured by PCI’s accounts receivable, which provided up to approximately $10,000,000 of available borrowing against PCI’s accounts receivable.  The advance rate was initially set at 70% of the accounts receivable pledged against the facility but at Thermo’s discretion was increased to 85% of the pledged accounts receivable. The Thermo Factoring Debt provided for an initial discount fee of 1.0% (with additional discount fees computed as the accounts receivable aged) and a 5% contingency reserve.  Additionally, PCI was required to repurchase receivables that were not collected within 120 days or that were otherwise rejected under the agreement. On May 18, 2007, the Company and Thermo amended the Thermo Factoring Debt to increase the overall borrowing limit to $13,000,000, set a fixed discount fee on receivables pledged at 1.45%, extended the termination date of the agreement to August 2009 and allowed for certain advances on “in-process billings.” Under the terms of the first amended factoring agreement, the Company created a “pseudo billing” file for the following month’s recurring billing, and Thermo advanced against the in-process billings at an initial advance rate of 80% with the advance rate scheduled to step down quarterly through June 2008 to an advance rate at that date of 60% against these in-process billings.  The discount fee charged against in-process billings was fixed at 1% under this amendment. On February 26, 2008, Teletouch entered into a second amendment to the factoring facility to provide for, among other items, (i) an increase to the gross amount of pledged accounts receivable to $15,000,000 with a continuance of the cash advance rate of 85%; (ii) a one-time 1.05% discount fee on the gross amount of pledged receivables; (iii) a 0.95% monthly discount fee on the outstanding gross value of in-process billings that have been advanced against and (iv) the extension of the termination date to February 26, 2010 (the “Second Amended Factoring Agreement”).

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

The Second Amended Thermo Revolver provides for the Company to obtain revolving credit loans from Thermo from time to time up to approximately $18,000,000.  Borrowings against the Second Amended Thermo Revolver are limited to specific advance rates against the aggregate fair value of the Company’s assets, as defined in the amendment, including real estate, equipment, infrastructure assets, inventory, accounts receivable, intangible assets and notes receivable (collectively, the “Borrowing Base”). The Company is allowed to borrow the lesser of the borrowing base amount or the initial commitment amount of $18,000,000, less a monthly step down amount. If the Company were to maximize its credit line, beginning in December 31, 2009, the availability under the Second Amended Thermo Revolver would be reduced monthly by an amount equal to the average principal balance of loans outstanding against the non-accounts receivable assets in the Borrowing Base for that month divided by sixty (60) (the “Monthly Step Down”). The loans outstanding on the accounts receivable component of the Borrowing Base will be increased or decreased through periodic reporting of the Borrowing Base to Thermo. The balance of all principal and interest outstanding under the Second Amended Thermo Revolver is due January 31, 2012.  The annual interest rate on the Second Amended Thermo Revolver is the lesser of: (a) the maximum non-usurious rate of interest per annum permitted by applicable Louisiana law or (b) the greater of (i) the prime rate plus 8% or (ii) fourteen percent (14%). Under the terms of the Second Amended Thermo Revolver, the Company must maintain certain financial covenants including a net worth of at least $5,000,000, computed on a fair value basis, at each fiscal quarter, a debt service coverage ratio that ranges between 1.10 and 1.20 over the remaining life of the revolver and an operating income no less than zero at any fiscal quarter. The purpose of the Second Amended Thermo Revolver was to retire the former factoring debt facility with Thermo and to provide additional availability to the Company for its ongoing working capital needs.  As of May 31, 2011, the Company has a current repayment liability under the Second Amended Thermo Revolver related to a loan commitment fee obligation of approximately $68,000 due on August 1, 2011. Subsequent to August 1, 2011 the company negotiated a reduced loan commitment fee payment with Thermo and the fee was paid in full as of the date of this Report.

Under the Company’s former debt facility with Thermo (the “Thermo Factoring Debt”), the Company had adequate credit availability under the facility but was limited in its ability to borrow additional funds due to declining levels of accounts receivable.  With the Second Amended Thermo Revolver, the Company could finance other non-accounts receivable asset purchases by including them in the Borrowing Base.  Borrowings by the Company against non-accounts receivable assets are limited to 33.3% of the total amount of loans outstanding under the terms of the Second Amended Thermo Revolver.

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

The lien and security interest in substantially all of the Company’s assets, properties, accounts, inventory, goods and the like granted to Thermo under the Thermo Revolver and all other provisions remain the same under the Third Amended Thermo Revolver.

Subsequent to the third amendment of the Thermo Revolver, Thermo informed the Company it no longer has the availability to borrow funds under the existing credit facility due to the over-advance funding against the Company’s non-accounts receivable assets, the outstanding balance of the credit facility and Thermo’s inability to receive additional cash from its funding source due to the magnitude of the Company’s debt facility within Thermo’s loan portfolio. As of the date of this Report, the Thermo Revolver has not been amended to change the maximum amount of available funds the Company could borrow under the credit facility.

As of May 31, 2011, the Company had approximately $11,300,000 in loans outstanding under the Third Amended Thermo Revolver which included loan commitment fees due on January 31, 2012 of $135,000.

For the three months ended May 31, 2011, the Company was in compliance with its financial covenants as defined under the terms of the Thermo Revolver. As of February 28, 2011 and November 30, 2010, the Company was not in compliance and obtained waivers of the financial covenants through those dates. If the Company does not comply with the covenants of its debt agreement with Thermo in the future, and if future waivers or loan modifications are not obtained, Thermo will have certain remedies available to them which include increasing the interest rates and acceleration of payments due under the loan.

In November 2009, the Company made a draw of approximately $1,400,000 against the Second Amended Thermo Revolver primarily for the use of purchasing inventory for its wholesale business.  The Company made no additional draws against the Thermo Revolver in fiscal year 2011.

East West Bank Debt (formerly United Commercial Bank): Effective May 3, 2007, the Company entered into a loan agreement with United Commercial Bank, which was subsequently acquired by East West Bank, (the “East West Debt”) to refinance previous debt in the amount of $2,850,000 at May 31, 2007.  As of May 31, 2011, $2,650,000 continued to be funded under the agreement with East West Bank, and $2,256,000 was outstanding. The East West Debt requires monthly payments of $15,131 and bears interest at the prime rate as published in the Wall Street Journal and adjusted from time to time (3.25% at May 31, 2011).  The East West Debt matures in May 2012. The East West Debt is collateralized by a first lien on a building and land in Fort Worth, Texas owned by the Company.

Jardine Bank Debt: Effective May 3, 2007, the Company entered into a loan agreement with Jardine Capital Corp. (the “Jardine Bank Debt”) to refinance previous debt  in the amount of $650,000. The Jardine Bank Debt requires monthly payments of $7,705, bears interest at 13% and matures in May 2012. The Jardine Bank Debt is collateralized by a second lien on a building and land in Fort Worth, Texas owned by the Company.   In May 2010, the Company made a $40,000 principal payment against the Jardine Bank Debt due to the conveyance of an easement and right-of-way for a sub-surface gas pipeline on the collateralized land in Fort Worth, Texas. As of May 31, 2011, a total of $570,000 was outstanding under this agreement.

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

Effective November 1, 2009, the GM Promissory Notes were amended to extend maturity dates to June 10, 2011.  The terms of the amendments provided for (i) a one-time principal payment of $161,250 payable on or before December 10, 2009, (ii) a continuance of 17 equal monthly payments in the amount of $25,000 each, together with interest on the outstanding principal balance beginning January 10, 2010, (iii) a final single payment in the amount of $488,750 due on or before June 10, 2011 and (iv) the annual interest rate on the outstanding principal balance is increased to 14%,  effective November 1, 2009 (such payments collectively referred to as the “Amended Payments”).  The Amended Payments will be divided among each of the GM Warrant Holders based on the proportionate outstanding principal balance under the GM Promissory Notes.   All other terms of the GM Promissory Notes remain unchanged.

On June 13, 2011, effective May 31, 2011, the Company and each holder of the GM Promissory Notes agreed to amend the terms and provisions of the GM Promissory Notes, for the purpose of extending the final payment due under the GM Promissory Notes to the earlier to occur: (x) 30 days following the Company’s reaching a settlement in its ongoing arbitration matter with AT&T or (y) January 10, 2012 (the “Amendment No. 2”).  All other terms and provisions of the GM Promissory Notes, as amended to date, remain unchanged.  As a result of Amendment No. 2, the Company will continue to make monthly installments of $25,000, in aggregate, to the holders through the date a final payment becomes due.  In the event the final payment is not due until January 10, 2012, the Company would be obligated to pay $313,750 to the holders on that date.  As of May 31, 2011, a total of $464,000 was outstanding under the notes.

Maturities:  Scheduled maturities of long-term debt outstanding (excluding interest payable) are as follows (in thousands):

		Year Ended May 31,
	TOTAL	2012	2013

Thermo revolving credit facility	$11,330	$1,149	$10,181
East West Bank debt	2,256	2,256	-
Jardine Capital Corporation bank debt	570	570	-
Warrant redemption notes payable	464	464	-
	$14,620	$4,439	$10,181

NOTE 8 – TRADEMARK PURCHASE OBLIGATION

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

Under terms of the Agreement, the parties executed mutual releases of claims against each other and agreed to file a stipulation of dismissal in connection with the pending litigation matter.  The Company agreed to, among other things, the purchase a perpetual license from Hawk to use the trademark “Hawk Electronics” for $900,000. As of May 31, 2011, the Company paid $550,000 and is obligated to pay $150,000 by July 1, 2011, $100,000 by July 1, 2012 and $100,000 by July 1, 2013 under the terms of the license agreement.

As of May 31, 2011, the Company has recorded $150,000 as current portion of trademark purchase obligation (July 1, 2011 payment) as a current liability and has recorded $200,000 (payments due thereafter) under long-term trademark purchase obligation as a long-term liability.

NOTE 9 - INCOME TAXES

The components of the Company’s total provision for income taxes for the following two fiscal years are (in thousands):

	May 31,
	2011	2010
Current income tax expense
Federal	$-	$40
State	153	244
Total current provision	153	284
Deferred income tax expense	-	-
Total provision for income taxes	$153	$284

The Company’s effective tax rate differed from the federal statutory income tax rate as follows (in thousands):

	May 31,
	2011	2010

Income tax provision (benefit) at the federal statutory rate	$(811)	$641
Effect of valuation allowance	820	(1,545)
Permanent differences	40	28
State income taxes, net of federal benefit	101	162
Overaccrual of prior year NOL carryforwards	-	996
Other	3	2
Provision for income taxes	$153	$284

Teletouch uses the liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences reverse.

Significant components of the Company’s deferred taxes as of May 31, 2011 and May 31, 2010 are as follows (in thousands):

	May 31,
	2011	2010

Deferred Tax Assets:
Current deferred tax assets:
Accrued liabilities	$204	$548
Deferred revenue	51	55
Inventories	102	83
Allowance for doubtful accounts	93	138
	450	824
Valuation allowance	(450)	(824)
Current deferred tax assets, net of valuation allowance	-	-

Non-current deferred tax assets:
Net operating loss	10,781	9,769
Accrued liabilities	409	278
Intangible assets	258	228
Fixed assets	203	174
Licenses	12	15
Other	42	47
	11,705	10,511
Valuation allowance	(11,705)	(10,511)
Non-current deferred tax assets, net of valuation allowance	-	-

The Company has approximately $31,708,000 of net operating losses at May 31, 2011, which are available to reduce the Company’s future taxable income and will expire in the years 2026 through 2031.  As a result of a change in ownership of Teletouch on August 11, 2011 (see “Change of Ownership and Voting Control of Teletouch in Note 16 – “Subsequent Events” for additional discussion on the change of control transaction)  , which constituted a change of control of the Company under the Internal Revenue Code, the Company’s ability to utilize the net operating losses it has accumulated through August 11, 2011 (the date of the change of control) to offset future taxable income will be limited under Section 382 of the Internal Revenue Code.  As of the date of this Report, the Company has not determined the specific limitation amount but believes such limitations will significantly reduce its ability to offset future taxable income with its existing net operating losses. The utilization of some of these losses may be further limited under other applicable provisions of the Internal Revenue Code.

The current Company policy classifies any interest recognized on an underpayment of income taxes and any statutory penalties recognized on a tax position taken as interest expense in its consolidated statements of operations.  There was an insignificant amount of interest and penalties recognized and accrued as of May 31, 2011. The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate for fiscal year ended May 31, 2011 and has not recognized any additional liabilities for uncertain tax positions under the guidance of ASC 740. The Company’s tax years 2005 through 2010 for federal returns and 2009 through 2011 for state returns remain open to major taxing jurisdictions in which we operate, although no material changes to unrecognized tax positions are expected within the next year.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Teletouch leases buildings, transmission towers, and equipment under non-cancelable operating leases ranging from one to twenty years.  These leases contain various renewal terms and restrictions as to use of the property.  Some of the leases contain provisions for future rent increases.  The total amount of rental payments due over the lease terms is charged to rent expense on the straight-line method over the term of the leases.  The difference between rent expense recorded and the amount paid is recorded as deferred rental expense, which is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.  Rent expense was $1,336,000, and $1,459,000 in fiscal years 2011 and 2010, respectively.  Future minimum rental commitments under non-cancelable leases are as follows (in thousands):

	Operating Lease Payments Due By Period
	(in thousands)
	Total	2012	2013	2014	2015	Thereafter

Operating leases	$4,746	$613	$425	$353	$224	$3,131

Sales and Use Tax Audit Contingency

In October 2010, the Company became subject to a sales and use tax audit covering the period of January 2006 to October 2009. During the second quarter of fiscal year 2011 and while preparing for this audit, the Company identified issues with the prior application and interpretation of sales tax rates assessed on services billed to its cellular subscribers. Prior sales tax audits on these billings have not detected these issues although the methodology for computing sales taxes was similar in these prior periods.  The Company concluded that it is probable that these issues will be identified and challenged in the current audit based on the initial inquiries by the sales tax auditor.  As of May 31, 2011 and through the date of this Report, we are unable to estimate the outcome of the audit but can estimate a range of potential liability between $22,000 and $2,490,000. This range includes a low estimate based on similar audit results in prior periods to a high estimate based on a conservative application of sales tax rates to all cellular services billed during the audit period and including underpayment penalties and interest.  The application of the various sales tax laws and rates on the Company’s cellular services is complex and the actual liability could fall outside of our estimated range due to items identified during the audit but not considered by us.

Since the sales tax audit is ongoing and the Company is unable make a reasonable estimate of the outcome of this audit, under ASC 450, Contingencies, the Company has concluded that the appropriate accrual would be the lower end of the range.  Based on the immateriality of the $22,000 estimated liability at the lower end of the range, the Company has not recorded an accrual for this loss as of May 31, 2011.  As the audit progresses and if the Company can better estimate the outcome of the audit, it will record this accrual and a charge against earnings in that period.

Legal Proceeding Contingencies

Teletouch is party to various legal proceedings arising in the ordinary course of business. The Company believes there is no proceeding, either threatened or pending, against it that will result in a material adverse effect on its results of operations or financial condition or that requires accrual or disclosure in its financial statements under ASC 450.

NOTE 11 - SHAREHOLDERS’ EQUITY

Capital Structure:  Teletouch’s authorized capital structure allows for the issuance of 70,000,000 shares of common stock with a $0.001 par value and 5,000,000 shares of preferred stock with a $0.001 par value.

Series C Preferred Stock:  At May 31, 2011, no shares of Series C Preferred Stock with a par value of $0.001 are issued and outstanding.

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

See “Change in Ownership and Voting Control of Teletouch” in Note 16 – “Subsequent Events” for description of transaction between TLLP and Stratford and RRCG whereby the majority of the common stock of Teletouch owned by TLLP was transferred to redeem the Series A Preferred membership units and as a result, the Company entered into a new registration rights agreement with Stratford and RRGC on August 17, 2011.

Stock Lockup Agreement: Since the Series A Holders collectively own 4,350,000 shares of Teletouch’s common stock, the Board and management of Teletouch deemed it not to be in the best interests of Teletouch or its other shareholders to permit the sale of such a large block of its common stock in May 2008 or dates thereafter. Teletouch and the Series A Holders executed a Lockup Agreement dated as of May 16, 2008 (the “Lockup Agreement”) in exchange for a $270,000 cash payment. The Lockup Agreement restricted the Series A Holders’ from selling or otherwise transferring their securities of Teletouch for a period of 18 months following the effective date of the Lockup Agreement; however, sales of these securities under the terms of the RRA are exempt from the terms of the Lockup Agreement. The Lockup Agreement expired on November 15, 2009.

Common stock reserved: The following represents the shares of common stock to be issued on an “if-converted” basis at May 31, 2011.

Common Stock Equivalents
1994 Stock Option and Stock Appreciation Rights Plan	39,329
2002 Stock Option and Stock Appreciation Rights Plan	5,616,488
5,655,817

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

NOTE 12 - STOCK OPTIONS

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

As of May 31, 2011, approximately 27,329 Non-Qualified Options and 12,000 Incentive Options are outstanding under the 1994 Plan, and approximately 496,998 Non-Qualified Options and 5,119,490 Incentive Options are outstanding under the 2002 Plan.

Stock option activity has been as follows:
	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price per Share

Options outstanding at May 31, 2009	3,910,815	$0.16 - $0.89	$0.27
Options granted to officers and management	573,167	$0.12	$0.12
Options granted to directors	120,000	$0.12	$0.12
Options exercised	-	$0.00	$0.00
Options forfeited	(40,666)	$0.24	$0.24
Options outstanding at May 31, 2010	4,563,316	$0.12 - $0.89	$0.25

Options granted to officers and management	973,167	$0.33 - $0.35	$0.33
Options granted to directors	120,000	$0.33	$0.33
Options exercised	-	$0.00	$0.00
Options forfeited	(666)	$0.24	$0.24
Options outstanding at May 31, 2011	5,655,817	$0.12 - $0.89	$0.26

Exercisable at May 31, 2011	4,651,432		$0.27
Exercisable at May 31, 2010	3,054,545		$0.27

Range of Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares Exercisable	Weighted Average Exercise Price

$0.12 - $0.30	3,186,656	$0.17	7.26	2,432,271	$0.17
$0.31 - $0.39	2,265,165	$0.36	6.66	2,015,165	$0.36
$0.40 - $0.55	170,000	$0.52	3.26	170,000	$0.52
$0.56 - $0.89	33,996	$0.73	3.36	33,996	$0.73
	5,655,817	$0.26	6.88	4,651,432	$0.27

A summary of option activity for the fiscal year ended May 31, 2011 is as follows:
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at June 1, 2010	4,563,316	$0.25	7.36	$401,150
Granted	1,093,167	0.33	-
Exercised	-	-	-
Forfeited	(666)	0.24	-
Outstanding at May 31, 2011	5,655,817	0.26	6.88	$921,826

Options exercisable at May 31, 2011	4,651,432	$0.27	6.71	$724,818

The following table summarizes the status of the Company’s non-vested stock options since June 1, 2010:
	Non-vested Options
		Weighted-
	Number of	Average Fair
	Shares	Value
Non-vested at June 1, 2010	1,508,771	$0.18
Granted	1,093,167	0.30
Vested	(1,597,553)	0.25
Forfeited	-	-
Non-vested at May 31, 2011	1,004,385	$0.21

The Company estimates the fair value of employee stock options on the date of grant using the Black-Scholes model. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The Company has elected to estimate the expected life of an award based on the SEC approved “simplified method.” The Company calculated its expected volatility assumption required in the Black-Scholes model based on the historical volatility of its stock.  The Company recorded approximately $385,000 and $239,000 in stock based compensation expense in the consolidated financial statements for the twelve months ended May 31, 2011 and 2010, respectively.

NOTE 13 - RETIREMENT PLAN

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

The amounts included in operating expense in connection with the Company’s contributions to the Teletouch Plan are approximately $211,000 and $40,000 for the years ended May 31, 2011 and 2010, respectively. In fiscal year 2010, the Company had approximately $195,000 of forfeitures in the Company’s 401(k) plan of unvested employer matched funds. Those forfeitures were used to offset the fiscal year 2010 matching contributions to the 401(k) plan.

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

Rainbow Resources, Inc.(“RRI”) – RRI is an oil and gas exploration and development company that owns 1,200,000 shares of Teletouch common stock. Robert McMurrey, Chairman and Chief Executive Officer of Teletouch, has voting and dispositive power over all Teletouch securities owned by RRI.  The Company paid certain health insurance expenses on behalf of RRI in fiscal year 2011 which resulted in a receivable due from RRI of approximately $3,000 as of May 31, 2011. This receivable was subsequently paid by RRI in June 2011.

TLL Partners, LLC, a Delaware LLC (“TLLP”) – TLLP has no operations and is a holding company formed in 2001 to acquire certain outstanding Series A Preferred stock and subordinated debt obligations of Teletouch.  The purchased subordinated debt obligations were forgiven, and in November 2002, all of the outstanding Series A Preferred stock was redeemed by Teletouch by the issuance of 1,000,000 shares of Teletouch’s convertible Series C Preferred stock.  In November 2005, TLLP converted all of its shares of Series C Preferred stock into 44,000,000 shares of Teletouch’s common stock gaining a majority ownership of Teletouch’s outstanding common stock.  As of May 31, 2011, TLLP owned 30,900,999 shares of Teletouch common stock, representing approximately 63% of Teletouch’s outstanding common stock.  During our third fiscal quarter, TLLP informed the Company of its intent to sell some of its holdings of Teletouch common stock in order to raise funds to settle certain debt obligations at TLLP.  During the quarter ended May 31, 2011 and February 28, 2011, TLLP sold 7,082,234 and 1,166,667 shares, respectively of Teletouch stock to certain non-affiliated parties.  In June 2011, TLLP sold an additional 250,000 shares of Teletouch’s common stock leaving its holdings at 30,650,999 shares of common stock.  The Company has entered into various Registration Rights Agreements with the purchasers of its common stock from TLLP and filed a registration statement on Form S-1 with the SEC on June 17, 2011 to register all of the shares sold plus 12,000,000 shares of Teletouch’s common stock then held by TLLP.  The registration statement was declared effective by the SEC on July 11, 2011.

On August 17, 2011, TLLP closed on a transaction to settle certain of its debt obligations and retire its outstanding redeemable Series A Preferred Units.  The result of this transaction was that TLLP transferred a total of 27,000,000 shares of Teletouch’s common stock to settle these obligations leaving it with 3,650,999 shares of Teletouch’s common stock or approximately 7.5% ownership of Teletouch (see “Change of Ownership and Voting Control of Teletouch” in Note 16 – “Subsequent Events” for further discussion on this transaction).

The Company received certain dividend payments from investments belonging to TLLP in the periods presented in this Report and paid certain consulting and legal fees on behalf of TLLP in fiscal years 2011 and 2010. These transactions resulted in a receivable due from TLLP of approximately $9,000 as of May 31, 2011. This receivable was subsequently paid by TLLP in June 2011.

NVRDUL, LLC (“NVRDUL”) – NVRDUL is an entity controlled by Carrie Hyde, spouse of Thomas A. Hyde, Jr., Director, President and Chief Operating Officer of the Company.  Mr. Hyde has no direct involvement with the operations of NVRDUL but is related only through marriage.  The Company provides certain office space to NVRDUL in exchange for certain public relations services.  During the fourth quarter of fiscal year 2011, the Company agreed to sub-lease certain billboards to NVRDUL at the same rate that the Company is contractually obligated to pay for these billboards.  NVRDUL was billed approximately $42,000 for this billboard space for the fourth quarter of fiscal year 2011 and the full amount remains outstanding as of May 31, 2011.

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

Using these criteria, the Company's three reportable segments are cellular services, wholesale distribution and two-way radio services.

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

The following tables summarize the Company’s operating financial information by each segment for the fiscal years ended May 31, 2011 and 2010 (in thousands):

	Year Ended May 31, 2011
	Segments
	Cellular	Two-way	Wholesale	Corporate	Total
Operating revenues:
Service and installation revenue	$18,922	$1,507	$71	$75	$20,575
Product sales revenue	2,948	3,246	13,647	8	19,849
Total operating revenues	21,870	4,753	13,718	83	40,424

Operating expenses:
Cost of service and installation (exclusive of depreciation and amortization included below)	4,320	1,618	109	-	6,047
Cost of products sold	4,093	2,427	11,792	(1)	18,311
Selling and general and administrative	3,060	712	1,510	9,580	14,862
Depreciation and amortization	-	92	-	1,060	1,152
Impairment of asset held for sale	-	-	-	157	157
Loss on disposal of assets	-	-	-	16	16
Total operating expenses	11,473	4,849	13,411	10,812	40,545
Income (loss) from operations	10,397	(96)	307	(10,729)	(121)

Other expense:
Interest expense, net	-	-	-	(2,227)	(2,227)

Income (loss) before income tax expense	10,397	(96)	307	(12,956)	(2,348)
Income tax expense	-	-	-	153	153
Net income (loss)	$10,397	$(96)	$307	$(13,109)	$(2,501)

	Year Ended May 31, 2010
	Segments
	Cellular	Two-way	Wholesale	Corporate	Total
Operating revenues:
Service and installation revenue	$23,881	$1,881	$83	$98	$25,943
Product sales revenue	4,281	2,986	18,742	7	26,016
Total operating revenues	28,162	4,867	18,825	105	51,959

Operating expenses:
Cost of service and installation (exclusive of depreciation and amortization included below)	5,557	1,573	66	-	7,196
Cost of products sold	4,593	2,340	16,116	(21)	23,028
Selling and general and administrative	4,346	557	1,840	9,744	16,487
Depreciation and amortization	2	119	-	1,132	1,253
Loss on disposal of assets	-	-	-	17	17
Total operating expenses	14,498	4,589	18,022	10,872	47,981
Income (loss) from operations	13,664	278	803	(10,767)	3,978

Other income (expenses):
Interest expense, net	-	-	-	(2,261)	(2,261)
Other	-	-	-	167	167

Income (loss) before income tax expense	13,664	278	803	(12,861)	1,884
Income tax expense	-	-	-	284	284
Net income (loss)	$13,664	$278	$803	$(13,145)	$1,600

The Company identifies its assets by segment. Significant assets of the Company’s corporate offices include cash, property and equipment, loan origination costs and the patent held for sale.  The Company’s assets by segment as of May 31, 2011 and May 31, 2010 are as follows:

	Year Ended May 31, 2011			Year Ended May 31, 2010
	Total Assets	Property and Equipment, net	Goodwill and Intangible Assets, net	Total Assets	Property and Equipment, net	Goodwill and Intangible Assets, net

Segment
Cellular	$8,284	$62	$3,325	$10,362	$124	$4,068
Two-way	2,031	394	374	1,599	401	373
Wholesale	1,121	8	-	837	2	-
Corporate	4,975	2,155	206	8,886	2,222	244

Totals	$16,411	$2,619	$3,905	$21,684	$2,749	$4,685

During fiscal year 2011, the Company did not have a single customer that represented more than 10% of total segment revenues.

NOTE 16 – SUBSEQUENT EVENTS

Change of Ownership and Voting Control of Teletouch

Since November 2005, the majority of Teletouch’s outstanding common stock has been owned and controlled by TLL Partners, LLC (“TLLP”), a Delaware limited liability company, controlled by Robert McMurrey, the Company’s Chairman and Chief Executive Officer.  In August 2006, immediately prior to Teletouch’s acquisition of Progressive Concepts, Inc. (“PCI”), TLLP assumed the senior debt obligations of PCI and settled the subordinated debt obligations of PCI by issuing 4,350,000 shares of its holdings of Teletouch’s common stock and converted the balance  of the subordinated debt into redeemable Series A preferred units of TLLP.  To secure the senior debt obligation, TLLP pledged all of its then held assets, which consisted primarily of its holding of approximately 80% of the outstanding common stock of Teletouch as of August 2006. TLLP is a holding company with no operations with a minimal amount of cash on hand and is dependent upon selling a sufficient number of shares it owns in Teletouch common stock or upon the cash flows of Teletouch through the receipt of future cash dividends to service its outstanding debt obligations. When the senior debt originally matured in August 11, 2007, TLLP did not have sufficient cash or other means to repay this debt and was successful in negotiating an initial extension of the maturity date through October 11, 2007. Subsequent extensions were granted by the senior debt holder to TLLP extending the maturity date through January 31, 2011.  In February 2011, TLLP negotiated a settlement of its senior debt obligations which required a series of payments beginning February 2011 and continuing through August 19, 2011, the amended maturity date.  In addition to the cash payments and as part of the settlement agreement, TLLP was obligated to transfer 2,000,000 shares of its holdings of Teletouch’s common stock to the senior lender at the maturity date.  TLLP began selling shares of its holdings of Teletouch’s common stock in February 2011 to raise the funds to make these payments on its senior debt obligation.

Beginning in February 2011 and continuing through June 2011, TLLP completed sixteen (16) privately negotiated transactions and sold a total of 8,499,001 shares of its holdings of Teletouch’s common stock, which is approximately 17.4% of the Company’s outstanding common stock on June 13, 2011.  Following these sales transactions, TLLP continued to own 30,650,999 shares of our common stock, or 62.9% of the Company’s outstanding stock.

On August 11, 2011, TLLP entered into a binding agreement titled “Heads of Terms” (the “Binding Agreement”) and certain related agreements with its Series A Preferred unit holders, Stratford Capital Partners, LP (“Stratford”) and Retail & Restaurant Growth Capital, LP (“RRGC”) (together, Stratford and RRGC are hereafter referred to as the “Transferees”), whereby, TLLP was required on or before August 17, 2011  to exchange 25,000,000 shares of its holdings of the Company’s common stock (the “New Shares”) to settle in full TLLP’s approximately $18,200,000 redemption obligation on its outstanding Series A Preferred Units (the “Preferred Units”) and for additional cash consideration totaling $3,750,000 from the Transferees (the “Exchange”).  Based on the approximately $21,950,000 consideration exchanged by Transferees, TLLP realized approximately $0.88 per share in value for the shares of the Company’s common stock transferred in the Exchange.   As a result of the Exchange, Stratford and RRGC received 15,000,000 shares and 10,000,000 shares, respectively, of the Company’s common stock in exchange for their respective share of the cash consideration and their respective holdings of the outstanding Preferred Units. The Company is not a party to the Binding Agreement, but the Company’s execution of a registration rights agreement and a mutual release (both discussed further below) were conditions to the closing of the transactions contemplated by the Binding Agreement.  The Company did not receive or issue any securities in connection with the Binding Agreement, and except for the benefits received by the Company under the mutual release, the Company received none of the consideration payable under the Binding Agreement.   The conditions of the Exchange required that TLLP use the cash proceeds from the Exchange to retire its senior debt obligation and imposed restrictions on any cash remaining with TLLP.

The New Shares transferred by TLLP to the Transferees in the Exchange are subject to (i) a call option in favor of TLLP which permits TLLP for a period of 15 months following the Exchange (the “Option Period”) to repurchase some or all of the New Shares then held by the Transferees, on a pro rata, at an exercise price of $1.00 per share, and (ii) a put option in favor of each of the Transferees to sell to TLLP for 30 days following the conclusion of the Option Period some or all of such New Shares then held by the Transferees at the same exercise price of $1.00 per share, subject to adjustments and limitations. The obligation of TLLP to pay for the New Shares subject to the put option is recourse only to TLLP and its assets, and is not recourse to any other person or entity, including without limitation, a TLLP affiliate, absent fraud or willful misconduct. TLLP’s obligation to pay the put price under the put option will be secured by a perfected pledge over the assets of TLLP.  The Company has no responsibilities related to the put and is not obligated to settle the put option.

During the Option Period, each of the Transferees will be permitted to sell or otherwise transfer their shares of the Company’s common stock free and clear of the options, rights and voting agreements under the Binding Agreement, provided that, for seven (7) months following the date of the Exchange, the Transferees agree that they will not distribute or otherwise pledge, allocate or hypothecate the New Shares and, so long as the Company has performed and is performing its obligations under the registration rights agreement, not sell or otherwise dispose of the New Shares. The call option, the put option and the voting agreement described above apply only to the New Shares then owned by Stratford and RRGC.

Also, during the Option Period, each of the Transferees agree to vote their New Shares on any matter submitted to a vote of shareholders in the same proportion which other shares of the Company are voted for such matter (for example, if 60% of the shares of other shareholders are voted in favor of a matter and 40% are voted against such matter, each of the Transferees agree to vote 60% of their shares in favor of such matter and 40% against such matter); provided, however, the Transferees are not obligated to vote in a manner that it reasonably determines may expose each entity or its respective officers or directors to liability.

The closing of the Exchange occurred on August 17, 2011 and constituted a change of control of the Company because, following the Exchange and their acquisition and beneficial ownership of 29,350,000 shares or 60.2% of the Company’s outstanding securities, the Transferees, collectively, now control the Company, as stated in Schedule 13D/A by Stratford and RRGC filed by each of them with the Securities and Exchange Commission (“SEC”) on August 11, 2011 (the “13D/A”). To the best of the Company’s knowledge, (i) there are no arrangements or understandings by and between TLLP and the Transferees with respect to election of the Company’s directors or any other matters, and (ii) there are no arrangements, the operation of which may result, at a future date, in another change of control transaction excluding the call and put options, as described above, that provide TLLP certain rights to re-acquire the some or all of the New Shares during the Option Period which, if exercised in sufficient quantities, could result in TLLP regaining control of the Company. The beneficial ownership information disclosed above was derived from information disclosed by the Transferees on the 13D/A.

TLLP’s management has communicated to the Company that additional sales of its holdings of the Company’s common stock are likely to fund the ongoing operating expenses of TLLP and that it will actively be seeking financing to exercise some or all of its call option during the call option period.  There can be no assurance that TLLP will be successful in its efforts to secure the financing necessary to purchase the Exchanged Shares and regain voting control at the Company nor can there be any assurance that Stratford and RRGC will not transfer some or all of the shares following the initial 7 month transfer restriction period which in turn would reduce or negate TLLP’s call option.

Registration Rights Agreement: In connection with the terms of the Binding Agreement as discussed above, on August 17, 2011, Teletouch entered into a Registration Rights Agreement (the “RRA”) with the Transferees. Prior to the closing of the Exchange, the Transferees owned all of the issued and outstanding Series A Preferred Units of TLLP.  Pursuant to the RRA, the Company agreed to file with the SEC, subject to certain restrictions, by October 17, 2011, a registration statement relating to the registration of (i) 4,350,000 shares of the Company’s common stock (the “Existing Shares”) held, in the aggregate, by the Transferees as of the date of the RRA, (ii) 25,000,000 shares of the Company’s common stock (the “New Shares”)  transferred to the Transferees by TLLP pursuant to the Exchange Transaction described below and (iii) 2,650,999 shares of the Company’s common stock being pledged by TLLP as security against the put option held by the Transferees as further described below (the “Pledged Shares”).  (The “Existing Shares” together with the “New Shares” and the “Pledged Shares” are hereafter referred to as the “Registrable Securities.”)  The RRA requires that the Company use its best efforts to cause the registration statement to be declared effective under the Securities Act of 1933 and to keep such registration continuously effective thereunder. The RRA also contains indemnification and other provisions that are customary to agreements of this nature.

Mutual Release: In connection with the terms of the Binding Agreement as discussed above, on August 17, 2011, the Company and the Transferees also executed a mutual release (the “Mutual Release”).  Under the terms of the Mutual Release, (i) the Transferees released each of TLLP  and the Company, as well as the respective affiliated parties of the Company and TLLP (the “Teletouch/TLLP Released Parties”), from any and all past, present, or future claims and causes of action, (a) arising out of or relating in any way to RRGC’s or Stratford Capital’s ownership interest in TLLP or the Company, including, but not limited to, any of TLLP’s actions and omissions in connection with the debt owing by TLLP to its senior lender, Fortress Investment Group or the other Lenders (“Fortress”) under that certain Loan Agreement dated as of August 11, 2006, as amended, supplemented or otherwise modified by TLLP and Fortress (the Company is not a party to such Loan Agreement), (b) arising out of or relating to any actions or omissions of any of the Teletouch/TLLP Released Parties in connection with TLLP or the Company, or (c) arising or in any way relating to any past actions or omissions of TLLP or the Company but excluding, solely with respect to TLLP, certain specified claims, and (ii) each of TLLP and the Company released each of RRGC and Stratford Capital, as well as their respective affiliated parties, from any and all past, present, or future claims and causes of action, arising out of or relating in any way to RRGC’s or Stratford Capital’s ownership interest in TLLP or the Company including, but not limited to, any of RRGC’s or Stratford Capital’s actions and omissions as members of TLLP or stockholders of the Company, and RRGC’s or Stratford Capital’s actions and omissions in connection with the debt due by TLLP to Fortress.  In addition, the Mutual Release provides that each party covenants not to sue any beneficiary of the persons released by it with respect to any released claim, including a third party or derivative claim.  The Company has also been informed that Mr. McMurrey entered into a separate mutual release with the Transferees.

The Company determined to execute the RRA and the Mutual Release for a number of reasons, the most significant of which was in order to mitigate the risk of becoming embroiled in disputes and potential litigation among its largest beneficial shareholders.

Unilateral Release:  As a requirement by Company and prior to entering into the RRA and Mutual Release, on August 17, 2011, TLLP and Mr. McMurrey executed a unilateral release (the “Release”) with the Company.  Under the terms of the Release, (i) TLLP and Mr. McMurrey released the Company, and its affiliated parties, from any and all past, present, or future claims and causes of action.  The Release excludes any and all claims and causes of action that Mr. McMurrey may have as an officer, employee or director of the Company, or of any of its subsidiaries, including without limitation employment claims and obligations, and rights to indemnification enjoyed by Mr. McMurrey arising under applicable law, the Company’s charter, bylaws, contract, or otherwise.  In addition, the Release contains a covenant by TLLP and Mr. McMurrey not to sue the Company or any of its affiliated persons with respect to any of the released claims or causes of action. The Company did not release TLLP or Mr. McMurrey from any claims or causes of action.

The Company’s execution of the RRA and the Mutual Release, and the Company’s negotiation of, and demand for, the Release issued by TLLP and Mr. McMurrey were approved by the Audit Committee of the Board of Directors, as well as by the Board of Directors, of the Company (with Mr. McMurrey and Mr. Hyde abstaining from the vote).  Mr. McMurrey is the Chairman of the Board and Chief Executive Officer of the Company, and the managing member of TLLP.  Mr. Thomas A. Hyde, Jr. is a Director of the Company, and the President and Chief Operating Officer, and in this capacity Mr. Hyde reports to Mr. McMurrey.

Limitation on Ability to Utilize Net Operating Losses:  As a result of this change in ownership which constitutes a change of control of the Company under the Internal Revenue Code, the Company’s ability to utilize the net operating losses it has accumulated through August 11, 2011 (the date of the change of control) to offset future taxable income will be limited under Section 382 of the Internal Revenue Code.  As of May 31, 2011, the Company has accumulated significant net operating losses totaling approximately $31.7 million.  As of the date of this Report, the Company has not determined the specific limitation amount but believes such limitations will significantly reduce its ability to offset future taxable income with its existing net operating losses.

Other Regulatory and Contractual Consents Required:  Since the Company holds certain licenses for radio frequencies from the Federal Communications Commission (“FCC”), it is required to seek approval in advance for any changes in ownership that result in a change in control or be subject to fines and other penalties assessed by the FCC.  Because of the circumstances of the Exchange, the FCC granted a waiver of its advance approval requirements and categorized this transaction as an “involuntary” change of control under its rules.  Because the transaction has been deemed involuntary by the FCC, the Company has 30 days to submit the forms reporting the change in control, including information on the new owners.  The Company does not expect this ownership change to be challenged by the FCC.

It is common for certain contracts and agreements to contain provisions providing for notification and approval of a change in control. Due to the short period of time between the Company becoming aware of this transaction and the closing of this transaction, the Company was only able to review its key contracts and agreements for such provisions related to a change of control and believes that notification of this transaction was not required under these agreements.  The key agreements reviewed included its various loan documents and its distribution agreements with AT&T.  As of the date of this Report, the Company can provide no assurance that is has not inadvertently violated one or more of its numerous other contracts or agreements by failing to notify the other party that may have such rights under such contract or agreement.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, the Company conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer (the “Certifying Officers”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Certifying Officers concluded that, as of May 31, 2011, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was not effective as of May 31, 2011, due to the material weaknesses described below.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. As of May 31, 2011, management’s internal controls over financial reporting were not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this Annual Report.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of interim or annual financial statements will not be prevented or detected on a timely basis by the company’s internal controls. Management concluded the following control deficiency constituted a material weakness as of November 30, 2011. Subsequent to that date, the Company was able to remediate certain control deficiencies but determined it is still considered a material weakness as of May 31, 2011 due to certain control deficiencies that have not been alleviated.

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

During the quarter ending November 30, 2010, the Company’s management, with the assistance of third party consultants, initiated the certain activities to address the root causes of the sales and use tax material weakness. In addition, the Company has identified the following remediation steps to address and resolve the material weakness in internal control over financial reporting.

•
The Company’s billing system was modified to default to the maximum sales tax rate allowed by the State of Texas unless a more correct rate was able to be determined through a specific review of customer information and the products and services being billed.

•
The Company’s billing system was set to default to apply sales tax to all sales transactions and access to make changes to the tax status in the billing system was limited to a group of personnel responsible for verification of customer exemption status.

•
Responsibility for sales tax processing was transferred from the Company’s information technology department to the finance department under the direction of personnel with expertise in sales and use tax compliance.  In addition, a sales tax consulting firm was engaged to provide support for specific applications of sales and use taxes related to the Company’s sales transactions.

•	Established a monthly process to manually re-compute the taxes on a random sampling of invoices to ensure that the billing system computations are correct.

•
A sales tax consulting firm has been engaged to integrate sales tax processing system into the Company’s billing system that will maintain current tax rates and automatically determine taxability of products or services when they are invoiced.

At this time, the Company has completed all of the remediation steps listed above with the exception of implementing a third party sales tax processing system. After further internal testing of the steps identified, the Company determined certain steps have not been executed completely and continue to have control deficiencies. The Company is currently working on processes and procedures to fully implement the remediation steps that have been identified and will focus on identifying additional remediation steps in an effort to resolve the material weaknesses in internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting

Other than the changes noted above related to the Company’s remediation efforts with respect to the material weaknesses it identified in the second quarter of fiscal year 2011, there was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than September 28, 2011 and is incorporated into this Item 10 by reference.

Information regarding executive officers of the Company has been included in Part I of this Annual Report under the caption “Executive Officers.”

Code of Ethics. We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and any persons performing similar functions. The code of ethics is on our website at www.teletouch.com. We intend to disclose any future amendments to, or waivers from, the code of ethics within four business days of the waiver or amendment through a website posting or by filing a Current Report on Form 8-K with the SEC.

Item 11.  Executive Compensation

The information required by this Item 11 will be included in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than September 28, 2011 and is incorporated into this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than September 28, 2011 and is incorporated into this Item 12 by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than September 28, 2011 and is incorporated into this Item 13 by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be included in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than September 28, 2011 and is incorporated into this Item 14 by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements (See Part II, Item 8 of this Form 10-K).

		Report of Independent Registered Public Accounting Firm

		Consolidated Balance Sheets as of May 31, 2011 and 2010

		Consolidated Statements of Operations for Each of the Two Years in the Period Ended May 31, 2011

		Consolidated Statements of Cash Flows for Each of the Two Years in the Period Ended May 31, 2011

		Consolidated Statements of Shareholders’ Deficit for Each of the Two Years in the Period Ended May 31, 2011

		Notes to Consolidated Financial Statements

(a)	(2)	Financial Statement Schedules.

Schedules, other than those referred to above, have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

(a)  (3) Exhibits.

  See Item 15(b) below.

(b)  Exhibits

The exhibits listed in the following index to exhibits are filed as part of this annual report on Form 10-K.

Index of Exhibits

Exhibit No.	Description of Exhibit	Footnote
3.1	Restated Certificate of Incorporation of the Company	2
3.2	Bylaws of Teletouch Communications, Inc., as amended July 31, 1995	1
10.1	Restructuring Agreement dated as of May 17, 2002 by and among the Company, TLL Partners and GM Holdings	3
10.2	Amended and Restated Operating Agreement dated as of May 17, 2002 by and between the Company and Teletouch Licenses, Inc.	3
10.3	Amendment Agreement dated June 17, 2002 by and among the Company, TLL Partners and GM Holdings (amending the Restructuring Agreement dated as of May 17, 2002)	4

Exhibit No.	Description of Exhibit	Footnote
10.4	1994 Stock Option and Appreciation Rights Plan*	5
10.5	2002 Stock Option and Appreciation Rights Plan*	6
10.6	Asset Purchase Agreement between the Company and DCAE, Inc.	7
10.7	Registration Rights Agreement dated August 11, 2006 between the Company and Stratford Capital Partners, L.P. and Retail and Restaurant Growth Capital, L.P.	9
10.8	Loan and Security Agreement dated April 30, 2008 between the Company and Thermo Credit, LLC ($5.0 million revolving credit facility)	10
10.9	Promissory Note dated April 30, 3008 between the Company and Thermo Credit, LLC	10
10.10	Escrow Agreement dated April 30, 2008 between the Company and Thermo Credit, LLC	10
10.11	Factoring and Security Agreement dated August 11, 2006 between the Company and Thermo Credit, LLC ($10.0 million revolving credit line secured by accounts receivable)	10
10.12	First Amendment to the Factoring and Security Agreement dated May 18, 2007 between the Company and Thermo Credit, LLC (increase of credit line to $13.0 million among other modifications)	10
10.13	Second Amendment to the Factoring and Security Agreement dated February 26, 2008 between the Company and Thermo Credit, LLC (increase of credit line to $15.0 million among other modifications)	10
10.14	Lockup Agreement dated May 16, 2008 by and between the Company, Stratford Capital Partners, LP and Restaurant & Retail Growth Capital, LP	10
10.15	First Amendment to the Registration Rights Agreement dated May 16, 2008 by and between the Company, Stratford Capital Partners, LP and Restaurant & Retail Growth, LP.	10
10.16	Form of Warrant Redemption Payment Agreement dated June 2, 2008 between the Company and each of the individual holders of certain 6,000,000 redeemable common stock purchase warrants (the “GM Warrants”).	10
10.17	Form of Promissory Note dated June 2, 2008 between the Company and each of the individual holders of certain 6,000,000 redeemable common stock purchase warrants (GM Warrants).	10
10.18	Thomas A. “Kip” Hyde, Jr. Employment Agreement*	11
10.19	Robert M. McMurrey Employment Agreement*	12
10.20	Second Amendment to Loan and Security Agreement and Modification of Promissory Note between the Company and Thermo Credit, LLC, effective August 1, 2009 (increase April 30, 2008 revolving credit facility to $18.0 million and purchase of all outstanding factored accounts receivable and termination of the August 11, 2006 factoring agreement with Thermo Credit, LLC)	13
10.21	Notice and Initial Statement of Claims filed by the Company on September 30, 2009 commencing an arbitration proceeding against New Cingular Wireless PCI, LLC and AT&T Mobility Texas, LLC (collectively “AT&T”)	14

Exhibit No.	Description of Exhibit	Footnote
10.22	Third Amendment to Loan and Security Agreement and Modification of Promissory Note between the Company and Thermo Credit, LLC, effective December 31, 2010 (extend maturity date of Note and defer payment of monthly step-down payments and over-advance amount)	15
10.23	Registration Rights Agreement, dated May 12, 2011 between the Company and Lazarus	16
10.24	Second Amendment to Warrant Redemption Payment Agreement between the Company and each of the individual holders of certain 6,000,000 redeemable common stock purchase warrants (the “GM Warrants”) effective May 31, 2011	17
10.25	Registration Rights Agreement, dated June 7, 2011 between the Company and TLL Partners, LLC	17
10.26	Registration Rights Agreement, dated June 13, 2011 between the Company and Michael A. Dickens	17
10.27	Registration Rights Agreement, dated August 17, 2011 between the Company and Stratford Capital Partners, L.P. and Retail & Restaurant Growth Capital, L.P.	18
10.28	Mutual Release dated August 17, 2011 by and among the Company, Stratford Capital Partners, L.P, Retail & Restaurant Growth Capital, L.P and TLL Partners, LLC	18
10.29	Unilateral Release dated August 17, 2011 for the benefit of the Company by Robert McMurrey and TLL Partners, LLC	18
14	Code of Ethics	8

21	Subsidiaries of the Company	19
23.1	Consent of BDO USA, LLP	19
31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)	19
31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)	19
32.1	Certification pursuant to 1350, Chapter 63, Title 18 of the U.S. Code	19
32.2	Certification pursuant to 1350, Chapter 63, Title 18 of the U.S. Code	19

Footnotes
*	Indicates a management contract or compensatory plan or arrangement.
1	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 18, 1995 and incorporated herein by reference.
2	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended February 28, 2002 and incorporated herein by reference.
3	Filed as an exhibit to the Company’s Form 8-K filed with the Commission on June 3, 2002 and incorporated herein by reference.
4	Filed as an exhibit to the Company’s Form 8-K/A filed with the Commission on June 17, 2002 and incorporated herein by reference.
5	Filed as an exhibit to the Company’s Form S-8 registration statement on September 19, 2003 (No. 333-108946) and incorporated herein by reference.
6	Filed as an exhibit to the Company’s Form S-8 registration statement on September 19, 2003 (No. 333-108945) and incorporated herein by reference.

Exhibit No.	Description of Exhibit	Footnote
7	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended February 28, 2004 (File No. 1-13436) and incorporated herein by reference.
8	Filed as an exhibit to the Company’s Form 10-K/A Amendment No. 2 for the fiscal year ended May 31, 2004 (File No. 1-13436) and incorporated herein by reference.
9	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 2006 (File No. 1-13436), filed with the Commission on September 13, 2006 and incorporated herein by reference.
10	Filed as an exhibit to the Company’s Form 8-K filed with the Commission on May 27, 2008 (File No. 1-13436) and incorporated herein by reference.
11	Filed as an exhibit to the Company’s Form 8-K filed with the Commission on January 7, 2009 (File No. 1-13436) and incorporated herein by reference.
12	Filed as an exhibit to the Company’s Form 8-K filed with the Commission on January 7, 2009 (File No. 1-13436) and incorporated herein by reference.
13	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 2009 (File No. 1-13436), filed with the Commission on August 31, 2009 and incorporated herein by reference.
14	Filed as an exhibit to the Company’s Form 8-K filed with the Commission on September 30, 2009 (File No. 1-13436) and incorporated herein by reference.
15	Filed as an exhibit to the Company’s Form 8-K filed with the Commission on March 11, 2011 (File No. 1-13436) and incorporated herein by reference.
16	Filed as an exhibit to the Company’s Form 8-K filed with the Commission on May 18, 2011 (File No. 1-13436) and incorporated herein by reference
17	Filed as an exhibit to the Company’s Form 8-K filed with the Commission on June 17, 2011 (File No. 1-13436) and incorporated herein by reference
18	Filed as an exhibit to the Company’s Form 8-K filed with the Commission on August 18, 2011 (File No. 1-13436) and incorporated herein by reference
19	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELETOUCH COMMUNICATIONS, INC.

By:	/s/ Robert M. McMurrey
Robert M. McMurrey
Chief Executive Officer
(Principal Executive Officer)
Date: August 29, 2011

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas A. “Kip” Hyde, Jr.	President, Chief Operating Officer	August 29, 2011
Thomas A. “Kip” Hyde, Jr.	and a Director

/s/ Douglas E. Sloan	Chief Financial Officer	August 29, 2011
Douglas E. Sloan	(Principal Financial and Accounting Officer)

/s/ Clifford E. McFarland	Director	August 29, 2011
Clifford E. McFarland

/s/ Henry Y.L. Toh	Director	August 29, 2011
Henry Y.L. Toh

/s/ Marshall G. Webb	Director	August 29, 2011
Marshall G. Webb