Form 10-K/A
period 2011-05-31
TELETOUCH COMMUNICATIONS INC
filed 2011-09-28
CIK 928659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐       No ☒

As of November 30, 2010, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on that date, was approximately $1,756,726 based on the closing stock price of $0.44 on the same date. As of September 15, 2011, the latest practical date prior to the filing of this Annual Report, the Registrant had issued and outstanding 48,739,002 shares of common stock.

EXPLANATORY NOTE

The following Amendment No. 1 (the “Amended Report”) to the Annual Report on Form 10-K for the fiscal year ended May 31, 2011 filed with Securities and Exchange Commission on August 29, 2011 (the “Annual Report”) of Teletouch Communications, Inc. (the “Company”) is being filed solely to set forth the information required by Part III of Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Annual Report filing. This Amended Report amends Part III of the Annual Report only, and all other portions of the Annual Report remain in unchanged.

In accordance with applicable SEC rules, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

Except for the items noted above, no other information included in the Annual Report is being amended by this Amended Filing. The Amended Filing continues to speak as of the date of the Annual Report and we have not updated the filing to reflect events occurring subsequently to the Annual Report date other than those associated with the restatement of the Company’s financial statements. Accordingly, this Amended Filing should be read in conjunction with our filings made with the SEC subsequent to the filing of the Annual Report.

We have also updated the information on the cover of the Annual Report as to our issued and outstanding shares of common stock to September 15, 2011, the latest practical date preceding the filing of the Amended Report.

INDEX TO FORM 10-K/A
(Amendment No.1)
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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of all Teletouch directors and executive officers as of September 15, 2011. Officers are appointed by, and serve at the pleasure of, the Board:

	Age
Name	(1)	Title
Robert M. McMurrey (4)(6)	65	Chairman of the Board of Directors and Chief Executive Officer
Thomas A. "Kip" Hyde, Jr. (7)(9)	50	Director, President and Chief Operating Officer
Douglas E. Sloan (8)	44	Chief Financial Officer, Treasurer and Corporate Secretary
Clifford E. McFarland (2)(3)(4)(5)	55	Director
Marshall G. Webb (2)(3)(5)	68	Director
Henry Y.L. Toh (2)(3)(5)	54	Director

(1)	As of September 15, 2011
(2)	Member of the Audit Committee
(3)	Member of the Compensation Committee
(4)	Member of the Executive Committee
(5)	Member of the Nominating Committee and Corporate Governance Committee
(6)	Mr. McMurrey was appointed to serve as Chief Executive Officer of Teletouch in November 2006. Mr. McMurrey had previously served as Teletouch’s Chief Executive Officer through February 2000.
(7)	Mr. Hyde was appointed to serve as President and Chief Operating Officer of Teletouch in November 2006. Prior to this appointment, Mr. Hyde had served as Chief Executive Officer of Teletouch.
(8)	Mr. Sloan was promoted from Interim Chief Financial Officer to Chief Financial Officer of Teletouch in November 2006.
(9)	On March 6, 2009, Mr. Hyde was appointed to the Company’s Board of Directors.

Biographical Information of Directors and Executive Officers and Board Nominees

Biographical information with respect to the executive officers and directors of Teletouch are set forth below. There are no family relationships between any present executive officers or directors.

Robert M. McMurrey, Chairman of the Board of Directors and Chief Executive Officer, has been a director of Teletouch since 1984. He served as Chief Executive Officer until February 2000 and was re-appointed to this position in November 2006. He is also the President, Chief Executive Officer, a director and the sole shareholder of Rainbow Resources, Inc. Through Rainbow Resources, Inc., Mr. McMurrey acquired a controlling interest in Teletouch in 1984. Since 1984, Mr. McMurrey’s ownership interest in Teletouch has changed several times with the most recent change occurring on August 18, 2011, whereby Mr. McMurrey transferred his interest in the majority of the outstanding common stock of Teletouch that was held by TLL Partners, LLC (“TLLP”), to certain equity holders of TLLP resulting in a change of voting control of Teletouch. Mr. McMurrey is the majority shareholder, a director and an officer of Progressive Concepts Communications, Inc., which is the majority shareholder of TLLP, a Texas limited liability company, which owns a minority interest of the outstanding common stock of Teletouch. Mr. McMurrey was also an officer and director of Progressive Concepts, Inc. (“PCI”) prior to the contribution of the stock of PCI by TLLP to Teletouch in August 2006. Mr. McMurrey is also a controlling person of TLL Partners, LLC and Rainbow Resources, Inc. The principal business of TLLP is to act as a holding company for Mr. McMurrey’s investment in Teletouch securities. Mr. McMurrey received a B.S. Degree in Petroleum Engineering from the University of Texas in 1971. Mr. McMurrey’s substantial experience in acquiring, financing and operating wireless and other companies and his day to day leadership as Chief Executive Officer of our Company provides him with intimate knowledge of our business and operations and contributes substantial value to the Board and the Company at large.

Thomas A. “Kip” Hyde, Jr., Director, President and Chief Operating Officer, joined Teletouch in October 2004 and served as Chief Executive Officer through November 2006. Subsequent to Teletouch’s acquisition and consolidation of Progressive Concepts, Inc. (“PCI”) in 2006, Mr. Hyde was named President and Chief Operating Officer of Teletouch, and President and Chief Executive Officer of PCI. In March 2009, Mr. Hyde was appointed to Teletouch’s Board of Directors to fill a vacant Board position. Prior to this, starting in 2002, Mr. Hyde was employed by Progressive Concepts Communications, Inc. (“PCCI”), a company controlled by Teletouch Chairman, Robert McMurrey, primarily managing its PCI-Hawk Electronics Home & Commercial Services division. In June 2003, Mr. Hyde was named President of State Hawk Security, Inc., a wholly owned subsidiary of PCCI, which purchased residential and commercial security contracts from PCI, among others. Prior to joining PCCI, Mr. Hyde was the President & CEO of Greenland Corporation, a San Diego, CA-based ATM manufacturer and back-office financial services provider to Mr. Hyde’s former employer, Dallas, TX-based Affiliated Computer Services (“ACS”). While at ACS, Mr. Hyde served in various executive roles, including Corporate Vice President of ACS Retail Solutions and Vice President of ACS Financial Services group. While at ACS, Mr. Hyde was awarded U.S. Patent #6,038,553 for the development of a self-service check cashing method and financial services kiosk architecture and telecommunications system. A later version of this system (now known as Vcom TM ) is installed in over 2,000 7-Eleven stores across the USA. Mr. Hyde holds a B.A. degree in Finance from the University of Texas at Austin. Mr. Hyde’s substantial experience in corporate mergers and acquisitions including diligence and restructuring and his day to day leadership as President and Chief Operating Officer of our Company provides him with intimate knowledge of our business and operations.

Douglas E. Sloan, Chief Financial Officer, joined Teletouch as a Senior Financial Analyst in August 1998. In May 2001, he was promoted to Controller and Corporate Secretary. In December 2005, he was promoted to the office of Interim Chief Financial Officer. In November 2006, Mr. Sloan was promoted to Chief Financial Officer and Treasurer. Mr. Sloan began his financial career as a senior auditor with Ernst & Young, LLP in Dallas, Texas from 1991 to 1995. Mr. Sloan is a Certified Public Accountant and has been licensed in the State of Texas since 1992. He holds a B.B.A. degree in Accounting from Texas A&M University. Mr. Sloan brings his extensive experience and expertise in the public accounting and auditing areas as well as his experience in corporate mergers and acquisitions including diligence and restructuring to his day to day work at the Company.

Clifford E. McFarland, an Independent Director, has been a director of Teletouch since May 1995. In 1991, Mr. McFarland co-founded McFarland, Grossman & Company, Inc. (“MGCO”), an investment bank in Houston, Texas, and has served as the President and Senior Managing Director of MGCO since its inception. From May 2006 to December 12, 2008, Mr. McFarland also served as President of LITMUS Consulting, LLC, a strategic financial services provider. From April 2008 to June 2008, Mr. McFarland served as a director and a Compensation Committee member of Production Enhancement Group, Inc., a Toronto Stock Exchange listed public company. Mr. McFarland earned a B.S. in Business / Public Affairs from the University of Houston / Clear Lake. Mr. McFarland brings substantial experience in key areas of interest to our Company, including financial management and analysis, investment banking, capital formation, mergers and acquisitions.

Marshall G. Webb, an Independent Director, has been a director of Teletouch since November 2001. He is President of Polaris Group, an advisory firm he founded in January 1999 to provide financial advisory and merger and acquisition services to public and private companies. From February 2003 through 2004, Mr. Webb has served as Chief Executive Officer of HWI Group, Inc., an early stage company formed to create security services solutions for maritime and land-based facilities including private companies and governmental agencies. From March 2005 through the closing of its August 2007 merger with a NYSE listed company, Mr. Webb has served as a director of ACR Group, Inc., a wholesale distributor of air conditioning, heating and refrigeration equipment. From April 2004 to October 2009, he has served as a director of Isolagen, Inc., a biotechnology company. From February 2004 through April 2005, he served as a director of Omni Energy Services Corp., a seismic support and exploration company. Mr. Webb attended Southern Methodist University, is a Certified Public Accountant, and began his career with Peat, Marwick, Mitchell & Co. Mr. Webb brings substantial experience in key areas of interest to our Company, including public company accounting, financial management and analysis.

Henry Y.L. Toh, an Independent Director, has been a director of Teletouch since November 2001. He is currently serving as a director with four other publicly traded companies. Since 1992, Mr. Toh has served as an officer and director of Acceris Communications, Inc., a publicly held voice-over-IP company. Since December 1998, Mr. Toh has served as a director of National Auto Credit, Inc., a specialized finance and entertainment company. From April 2002 until February 2004, Mr. Toh served as a director of Bigmar, Inc., a Swiss pharmaceuticals company. Since March 2004, Mr. Toh has served as a director of Crown Financial Group, Inc., a registered broker-dealer. From September 2004 until August 2005, Mr. Toh served as a director of Vaso Active Pharmaceuticals, Inc. Since 1992, Mr. Toh has served as an officer and director of Four M International, Inc., a privately held offshore investment entity. Since January 2010, Mr. Toh has served as the Vice Chairman and Executive Vice President of NuGen Holdings, Inc.. Mr. Toh began his career with KPMG Peat Marwick from 1980 to 1992, where he specialized in international taxation and mergers and acquisitions. Mr. Toh earned a B.S. in Managerial Studies / Economics from Rice University in 1980. Mr. Toh brings substantial experience in key areas of interest to our Company, including public company accounting, financial management and analysis.

Director and Officer Involvement in Certain Legal or Material Proceedings

There are no material proceedings to which any director, executive officer or affiliate of the Company, any owner of record or beneficial owner of more than five percent of any class of voting securities of the Company, or any associate of any such director, executive officer, affiliate or security holder is a party adverse to the Company or has a material interest adverse to the Company. There are no family relationships between any of the Company’s executive officers or directors and there are no arrangements or understandings between a director and any other person pursuant to which such person was elected as director. There were no material changes to the procedures by which shareholders may recommend nominees to the Board since the Company’s last disclosure of such policies.

To the best of our knowledge, none of the following events have occurred during the past ten years that are material to an evaluation of the ability or integrity of any director, director nominee or executive officer of the Company:

•
any bankruptcy petition filed by or against, or any appointment of a receiver, fiscal agent or similar officer for, the business or property of such person, or any partnership in which such person was a general partner or any corporation of which such person was an executive officer either, in each case, at the time of the filing for bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining such person from, or otherwise limiting, the following activities

(i)
acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, Director or employee of any investment company, bank, savings and loan association or insurance company; or

(ii)	engaging in or continuing any conduct or practice in connection with such activity;

(iii)
engaging in any type of business practice; or engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws

•
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to act as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, Director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

•
being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or federal commodities law, and the judgment in such civil action or finding by the SEC or the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated;

•
being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial instructions or insurance companies, including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a) (26) of the Exchange Act), any registered entity (as defined in Section 1(a) (29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or person associated with a member.

Compliance With the Section 16(a) Requirements

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of a registered class of our equity securities within specified time periods to file certain reports of ownership and changes in ownership with the SEC.  Based solely upon a review of Forms 3, Forms 4 and Forms furnished to the Company during the Company’s most recent fiscal year and through the date of this Report, the Company believes that, on one occasion during the fiscal year, each of the following individuals (Messrs. McMurrey, Sloan, Hyde, Webb, McFarland and Toh) inadvertently filed late their respective Forms 4. All of such late filings have been made and, to the Company’s knowledge, there were no other forms which were filed late or not filed during the subject period.

Board of Directors

Our Board oversees our business affairs and monitors the performance of our management.  Each director and executive officer holds office until his successor is duly elected and qualified, his resignation or he is removed in the manner provided by our Bylaws.  All officers are appointed and serve at the discretion of the Board. All of our officers devote their full-time attention to our business.

Our By-Laws, as amended to date, provide that our Board is to be divided into three classes: Class I, Class II and Class III, with the total number of directors to be no fewer than 3 and no more than 12 members. In addition, our By-Laws further state that the first term of office of directors of Class I will expire at the first annual meeting after their election, and thereafter such terms will expire on each three year anniversary of such date. Similarly, the first term of office of directors of Classes II and III, respectively, will expire at the first annual meeting after their election, and thereafter such terms will expire on each three year anniversary of such date, respectively.

Board Committees

Our Board has four committees: Audit Committee, Executive Committee, Compensation Committee, and the Nominating and Corporate Governance Committee.

During the fiscal year ended May 31, 2011, the Board held 8 meetings in person or telephonically and acted by written consent on no occasions. Each of our directors attended at least 75% of the aggregate of the total number of meetings of the Board and the total number of meetings held by all committees of the Board on which he served. The membership and responsibilities of our current committees are summarized below. Additional information regarding the responsibilities of each committee is found in, and is governed by, our By-Laws, as amended, each committee’s Charter, where applicable, specific directions of the Board, and certain mandated regulatory requirements. The Charters of the standing committees of the Board as well as the Code of Conduct and Ethics are available at our website at http://www.teletouch.com .

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

The Audit Committee’s primary responsibilities are to:

•	review whether or not management has maintained the reliability and integrity of the accounting policies and financial reporting and disclosure practices of the Company;

•	review whether or not management has established and maintained processes to ensure that an adequate system of internal controls is functioning within the Company;

•
review whether or not management has established and maintained processes to ensure compliance by the Company with legal and regulatory requirements that may impact its financial reporting and disclosure obligations;

•	oversee the selection and retention of the Company’s independent registered public accounting firm, their qualifications and independence;

•	prepare a report of the Audit Committee for inclusion in the proxy statement for the Company’s annual meeting of shareholders;

•	review the scope and cost of the audit, the performance of the independent registered public accounting firm, and their report on the annual financial statements of the Company; and

•	perform all other duties as the Board may from time to time designate.

The Audit Committee met 10 times during the fiscal year ended May 31, 2011. The Audit Committee consists of the following independent directors: Marshall G. Webb (Chairman), Clifford McFarland and Henry Y.L. Toh. Mr. McFarland was appointed to the Audit Committee in November 2008 after he was deemed independent by the Board. Prior to Teletouch’s acquisition of PCI, Mr. McFarland served on the board of PCI’s previous parent, PCCI, and received compensation for his service through May 2006.  The Board has determined that Marshall G. Webb is an Audit Committee “financial expert” as defined under Item 407(d) of Regulation S-K under the Securities Act and is “independent” as defined under applicable federal securities laws, rules and regulations. As a “financial expert,” Mr. Webb has an understanding of GAAP and financial statements, experience in preparing or auditing financial statements of generally comparable companies, has applied such principles in connection with accounting for estimates, accruals and reserves and has experience with internal accounting controls and an understanding of Audit Committee functions.

Compensation Committee.  The Compensation Committee administers the Company’s incentive plans, sets policies that govern executives’ annual compensation and long-term incentives, and reviews management performance, compensation, development and succession. The duties of the Compensation Committee include establishing any director compensation plan or any executive compensation plan or other employee benefit plan which requires shareholder approval; establishing long-term director or executive compensation and director or executive benefits plans which do not require shareholder approval; determination of any other matter, such as employment agreements, severance agreements, change in control agreements, or special or supplemental executive benefits, within the Committee's authority; determining the overall compensation policy and executive salary plan; and determining the annual base salary, annual bonus, and annual and long-term equity-based or other incentives of each corporate officer, including the CEO. Although a number of aspects of the CEO’s compensation may be fixed by the terms of his employment contract, the Compensation Committee retains discretion to determine other aspects of the CEO’s compensation. The CEO reviews the performance of the executive officers of the Company (other than the CEO) and, based on that review, the CEO makes recommendations to the Compensation Committee about the compensation of executive officers (other than the CEO). The CEO does not participate in any deliberations or approvals by the compensation committee or the Board with respect to his own compensation. The Compensation Committee makes recommendations to the Board about all compensation decisions involving the CEO and the other executive officers of the Company. The Board reviews and votes to approve all compensation decisions involving the CEO and the executive officers of the Company. The Compensation Committee and the Board will use data, showing current and historic elements of compensation, when reviewing executive officer and CEO compensation. The Committee is empowered to review all components of executive officer and director compensation for consistency with the overall policies and philosophies of the Company relating to compensation issues. The Committee may from time to time delegate duties and responsibilities to subcommittees or a Committee member. The Committee may retain and receive advice, in its sole discretion, from compensation consultants. The Compensation Committee currently employs a compensation consultant to assist in determining and recommending the amount and form of executive and director compensation. None of the members of our Compensation Committee is one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or Compensation Committee. The Compensation Committee consists of Clifford E. McFarland (Chairman), Henry Y.L. Toh and Marshall G. Webb. During the fiscal year ended May 31, 2011, the Compensation Committee held 6 meetings.

Executive Committee.  Robert M. McMurrey (Chairman) and Clifford E. McFarland are the members of the Executive Committee, which held no meetings during the fiscal year ended May 31, 2011.

Nominating and Corporate Governance Committee.  The Nominating Committee was established during the 2004 fiscal year. Its purpose was to identify candidates for future Board membership and proposes criteria for Board candidates and candidates to fill Board vacancies, as well as a slate of directors for election by the shareholders at each annual meeting. In 2008, the Board identified the need to establish a committee responsible for other corporate governance matters, including director independence and qualifications so the scope of the Nominating Committee was expanded to include these additional governance matters. In December 2008, the charter of the Nominating and Corporate Governance Committee was approved by the Board. The Committee annually assesses and reports to the Board on Board Committee performance and effectiveness, reviews and makes recommendations to the Board concerning the composition, size and structure of the Board and its committees and annually reviews and reports to the Board on these matters. The Nominating Committee had 1 meeting during the fiscal year ended May 31, 2011. The Nominating Committee consists of Henry Y.L. Toh (Chairman), Marshall G. Webb and Clifford E. McFarland.

The Nominating Committee has the following responsibilities as set forth in its charter:

•	to review and recommend to the Board with regard to policies for the composition of the Board;

•	to review any director nominee candidates recommended by any director or executive officer of the Company, or by any shareholder if submitted properly;

•
to identify, interview and evaluate director nominee candidates and have sole authority to retain and terminate any search firm to be used to assist the Committee in identifying director candidates and approve the search firm’s fees and other retention terms;

•	to recommend to the Board the slate of director nominees to be presented by the Board;

•	to recommend director nominees to fill vacancies on the Board, and the members of each Board committee;

•	to lead the annual review of Board performance and effectiveness and make recommendations to the Board as appropriate; and

•	to review and recommend corporate governance policies and principles for the Company, including those relating to the structure and operations of the Board and its committees.

Board Leadership Structure and Role in Risk Oversight

Robert M. McMurrey is our Chief Executive Officer and Chairman of our Board of Directors. He is also a shareholder of the Company. It is Mr. McMurrey’s opinion that a shareholder who is active in business, as is currently the case, should hold both roles. The opinion is fully shared by our Board because he is a director who is well familiar with the Company’s business and industry, and well qualified and capable of effectively identifying strategic priorities and leading the discussion and execution of strategy. In addition, the Board believes the combined role of Chairman and Chief Executive Officer, at large, is in the best interest of shareholders because it provides the appropriate balance between strategy development and independent oversight of management.

Independent directors and management have different perspectives and roles in strategy development. The Company’s independent directors bring experience, oversight and expertise from outside the company and industry, while the Chief Executive Officer brings company-specific experience and expertise. The Board believes that the combined role of Chairman and Chief Executive Officer promotes strategy development and execution, and facilitates information flow between management and the Board, which are essential to effective governance. The Board presently does not have a lead independent director.  Our Board believes that this arrangement has and continues to serve the best interests of the Company’s shareholders.

The Board views its role in the Company’s risk oversight process as receiving regular reports from members of senior management on areas of material risk to the Company, including strategic, operational, reporting and compliance risks. The full Board (or the appropriate standing committee of the Board in the case of risks that are under the purview of a particular committee) is to receive these reports from the appropriate party within the organization that is responsible for a particular risk or set of risks to enable it to understand our risk identification, management and mitigation strategies. The Board has developed an agenda of risk topics that are presented to the Board or one of its standing committees on an annual basis. When a committee is to receive such a report, the Chairman of the committee will discuss the report with the full Board during the next available Board meeting, holding additional meetings, if and when required. The Board believes that this practice enables the Board and its committees to coordinate risk oversight for the Company, particularly regarding the interrelationship among various risks. During its regular course of its activities, our Audit Committee discusses our policies with respect to risk assessment and risk management. The Compensation Committee and the Board each discuss the relationship between our compensation policies and corporate risk to assess whether these policies encourage excessive risk-taking by executives and other employees.

Shareholder Communications with Directors

We have no formal written policy regarding communication with the Board. Persons wishing to write to the Board or to a specified director or committee of the Board should send correspondence to the Secretary at our principal offices.  Electronic submissions of shareholder correspondence will not be accepted.  The Secretary will forward to the directors all communications that, in his judgment, are appropriate for consideration by the directors.  Examples of communications that would not be appropriate for consideration by the directors include commercial solicitations and matters not relevant to the shareholders, to the functioning of the Board, or to the affairs of Teletouch.  Any correspondence received that is addressed generically to the Board will be forwarded to the Chairman of the Board.  If the Chairman of the Board is not an independent director, a copy will be sent to the Chairman of the Audit Committee as well.

Board Member Attendance at Annual Meetings

All current Board members and all nominees for election to our Board are expected to attend our Annual Meetings unless personal circumstances make the Board member or director nominee attendance impracticable or inappropriate.

Code of Conduct and Ethics

Our Board has adopted a Code of Ethics within the meaning of Item 406 of Regulation S-K that applies to all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code codifies the business and ethical principles that govern our business. The Code is designed to deter wrongdoing and to promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us; (iii) compliance with applicable governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of the ethics code to an appropriate person or persons identified in the code; and (v) accountability for adherence to the Code.

Item 11.  Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate cash compensation paid for services rendered to Teletouch during the last two fiscal years by the Named Executive Officers. During fiscal year 2011 and 2010, the named executive officers included Robert McMurrey (Chairman, CEO), Thomas A. “Kip” Hyde, Jr. (President, COO) and Douglas E. Sloan (CFO).

				Option	All Other
		Salary	Bonus (6)	Awards (4)	Compensation (5)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)

Robert M. McMurrey (1)	2011	380,000	-	81,028	3,630	464,658
(Chairman, CEO)	2010	380,000	380,000	34,846	3,630	798,476

Thomas A."Kip" Hyde, Jr. (2)	2011	325,000	-	64,560	-	389,560
(President, COO)	2010	325,000	325,000	27,764	8,883	686,647

Douglas E. Sloan (3)	2011	250,000	-	47,608	10,467	308,075
(CFO, Treasurer, Corporate Secretary)	2010	210,000	210,000	-	9,800	429,800

(1)
Mr. McMurrey was previously Chief Executive Officer of Teletouch until February 2000 and was re-appointed to this position in November 2006 following the acquisition of PCI in August 2006. In December 2008, Mr. McMurrey entered into an executive employment contract with the Company, effective June 1, 2008, under which his annual salary was increased to $380,000 with a target bonus of up to 100% of his annual salary based upon the Company’s achievement toward certain performance targets established by the Compensation Committee of the Board. See Note (6) below for discussion on the fiscal 2011 bonus award.  For 2010, Mr. McMurrey was granted a bonus of $380,000 based upon the Company exceeding the fiscal 2010 performance targets established in conjunction with the employment agreement. Under the terms of Mr. McMurrey’s employment the fiscal year 2010 bonus was due to be paid no later than July 31, 2010; however, Mr. McMurrey agreed to take 25% of this bonus payment in July 2010 and 25% in August 2010 with the balance paid out at the discretion of the Company by December 2010.

(2)
Mr. Hyde was named Chief Executive Officer in October 2004 and in November 2006, concurrent with Mr. McMurrey being named Chief Executive Officer, Mr. Hyde was named President and Chief Operating Officer. In December 2008, Mr. Hyde entered into an executive employment contract with the Company, effective June 1, 2008, under which his annual salary was increased to $325,000 with a target bonus of up to 100% of his annual salary based upon the Company’s achievement toward certain performance targets established by the Compensation Committee of the Board. See Note (6) below for discussion on the fiscal 2011 bonus award.   For 2010, Mr. Hyde was granted a bonus of $380,000 based upon the Company exceeding the fiscal 2010 performance targets established in conjunction with the employment agreement. Under the terms of Mr. Hyde’s employment the fiscal year 2010 bonus was due to be paid no later than July 31, 2010; however, Mr. Hyde agreed to take 25% of this bonus payment in July 2010 and 25% in August 2010 with the balance paid out at the discretion of the Company by December 2010.

(3)
Mr. Sloan was named Chief Financial Officer and Treasurer in November 2006 following the acquisition of PCI in August 2006. For fiscal 2010, Mr. Sloan’s salary was $210,000 annually with a target bonus of up to 100% of his annual salary based on the same performance targets established by the Compensation Committee in conjunction with Mr. McMurrey and Mr. Hyde’s employment agreements. Effective June 1, 2010, the Compensation Committee increased Mr. Sloan’s salary to $250,000 annually with a target bonus of up to 100% of his annual salary based on the same performance targets established for Mr. McMurrey and Mr. Hyde.  See Note (6) below for discussion on the fiscal 2011 bonus award.   For 2010, Mr. Sloan was granted a bonus of $210,000 based upon the Company exceeding the fiscal 2010 performance targets established by the Compensation Committee. Mr. Sloan agreed to take 25% of this bonus payment in July 2010 and 25% in August 2010 with the balance paid out at the discretion of the Company by December 2010.

(4)
Amounts in this column represent the total fair value of equity-based compensation for stock options awarded in the respective fiscal year. The fair value of the stock options is determined pursuant to ASC Topic 718. In fiscal year 2011 and 2010, the Company elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life and interest rates to calculate the fair value of the options awarded. The Company has determined that the best measure of expected volatility is based on the historical daily volatility of the Company’s common stock. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107 with the continued use of this method extended under the provisions of Staff Accounting Bulletin No. 110. Under this formula, the expected term is equal to: ((weighted-average vesting term + original contractual term)/2). The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Dividend yield is zero for these options as the Company does not expect to declare any dividends on its common shares in the foreseeable future. In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption.  The Company has estimated an annualized forfeiture rate of 0.0% for the stock options granted to senior management and the Company’s directors in fiscal years 2011 and 2010.  The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience. See the “Outstanding Equity Awards at Fiscal Year-End 2011” table below for information on stock option grants made in fiscal year 2011.

(5)	Represents contributions made by Teletouch pursuant to its 401(k) Plan.

(6)	The Company’s Compensation Committee reviewed the Company’s fiscal 2011 operating results and concluded no fiscal year 2011 discretionary bonus would be awarded to any executive officer.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2011

	Number of	Number of
	Securities	Securities
	Underlying	Underlying	Option
	Unexercised	Unexercised	Exercise	Option
	Options (#)	Options (#)	Price	Expiration
Name	Excercisable	Unexercisable	($) (9)	Date

Robert M. McMurrey	614,035	307,017	0.190	8/1/2018	(5)
	319,000	-	0.116	6/1/2019	(6)
	319,000	-	0.326	6/1/2020	(7)

Thomas A. "Kip" Hyde, Jr.	500,000	-	0.384	10/19/2014	(3)
	400,000	-	0.390	9/13/2016	(4)
	526,315	263,158	0.190	8/1/2018	(5)
	254,167	-	0.116	6/1/2019	(6)
	254,167	-	0.326	6/1/2020	(7)

Douglas E. Sloan	10,000	-	0.400	4/11/2013	(1)
	50,000	-	0.550	7/8/2014	(2)
	270,000	-	0.390	9/13/2016	(4)
	368,421	184,210	0.190	8/1/2018	(5)
	150,000	-	0.346	6/21/2020	(8)

Note
(1)	Granted on 4/11/03. All options have vested to date.
(2)	Granted on 7/8/04. All options have vested to date.
(3)	Granted on 10/19/04. All options have vested to date.
(4)	Granted on 9/13/06. All options have vested to date.
(5)	Granted on 8/1/08. All options have vested to date.
(6)	Granted on 6/1/09. All options have vested to date
(7)	Granted on 6/1/10. All options have vested to date.
(8)	Granted on 6/21/10. All options have vested to date.
(9)
The stock options have a a maximum term of 10 years measured from the applicable grant date, subject to early termination in the event of the optionee’s cessation of service with Teletouch. The exercise price for each of these options is equal to the average of the 5 days closing price per share of common stock prior to the grant date.

Employment Contracts

Except as described below, we currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

Robert M. McMurrey:  On December 31, 2008, the Board of Teletouch approved an executive employment agreement with an effective date of June 1, 2008 (the “McMurrey Agreement”) by and between the Company and Robert M. McMurrey, the Company’s present Chairman and Chief Executive Officer. Mr. McMurrey will continue to be engaged on a full-time basis with the authority to perform all such responsibilities, duties and render such services as may be customary to the offices of the Chairman and Chief Executive Officer of the Company. Under the terms and provisions of the McMurrey Agreement, the term of his employment with the Company commences on June 1, 2008 for an initial term ending May 31, 2011, and automatically renews for successive additional one year term(s), unless either the Company or Mr. McMurrey gives the other party an advance written notice not to renew the McMurrey Agreement. At May 31, 2011, the McMurrey Agreement automatically renewed for an additional one year term ending May 31, 2012 with no other changes to the terms of this agreement.  Under the terms of the employment agreement, Mr. McMurrey will be entitled to:

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

The McMurrey Agreement may be terminated by the Company in the event of Mr. McMurrey’s (i)  disability, (ii) death, (iii) not for Cause (as defined below), for any reason and in the Company’s sole and absolute discretion, provided that the Company will continue to pay the base salary then in effect for no less than a year and no more than the remaining term of the Agreement, (iv) for Cause, which includes, without limitation, (1) the indictment of, or the bringing of formal charges against Mr. McMurrey involving criminal fraud or embezzlement; (2) his conviction of a crime involving an act or acts of dishonesty, fraud or moral turpitude, which act or acts constitute a felony; (3) his continued failure to substantially perform his duties under the McMurrey Agreement, as reasonably determined by the Board, which is not cured in a reasonable time; (4) his having willfully caused the Company, without the approval of the Board, to fail to abide by either a valid material contract to which the Company is a party or the Company’s By-Laws; (5) Mr. McMurrey having committed acts or omissions constituting gross negligence or willful misconduct with respect to the Company; (6) his having committed acts or omissions constituting a material breach of duty of loyalty or fiduciary duty to the Company or any material act of dishonesty or fraud with respect to the Company, which are not cured in a reasonable time; or (7) his having committed acts or omissions constituting a material breach of this McMurrey Agreement, which are not cured in a reasonable time. In the event of termination in the event of death, disability or not for Cause, the Company will pay all amounts then due to Mr. McMurrey under the McMurrey Agreement for any portion of the payroll period worked but for which payment had not yet been made up to the date of termination. In the event of termination for Cause, the Company will have no further obligations to Mr. McMurrey under this McMurrey Agreement, and any and all options granted hereunder will terminate according to their terms.

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

 The Compensation Committee of the Board reviewed and approved the terms and provisions of the McMurrey Agreement.

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

Under the terms and provisions of the Hyde Agreement, the term of his employment with the Company commences on June 1, 2008 for an initial term ending May 31, 2011, and automatically renews for successive additional one year term(s), unless either the Company or Mr. Hyde gives the other party an advance written notice not to renew the Hyde Agreement. At May 31, 2011, the Hyde Agreement automatically renewed for an additional one year term ending May 31, 2012 with no other changes to the terms of this agreement.  Under the terms of the employment agreement, Mr. Hyde will be entitled to:

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

The Agreement may be terminated by the Company in the event of Mr. Hyde’s (i) disability, (ii) death, (iii)  not for Cause (as defined below), for any reason and in the Company’s sole and absolute discretion, provided that the Company will continue to pay the base salary then in effect for no less than a year and no more than the remaining term of the Agreement, (iv) for Cause, which includes, without limitation, (1) the indictment of, or the bringing of formal charges against Mr. Hyde involving criminal fraud or embezzlement; (2) his conviction of a crime involving an act or acts of dishonesty, fraud or moral turpitude, which act or acts constitute a felony; (3) his continued failure to substantially perform his duties under the Agreement, as reasonably determined by the Board, which is not cured in a reasonable time; (4) his having willfully caused the Company, without the approval of the Board, to fail to abide by either a valid material contract to which the Company is a party or the Company’s By-Laws; (5) his having committed acts or omissions constituting gross negligence or willful misconduct with respect to the Company; (6) his having committed acts or omissions constituting a material breach of duty of loyalty or fiduciary duty to the Company or any material act of dishonesty or fraud with respect to the Company, which are not cured in a reasonable time; or (7) his having committed acts or omissions constituting a material breach of this Hyde Agreement, which are not cured in a reasonable time. In the event of termination in the event of death, disability or not for Cause, the Company will pay all amounts then due to Mr. Hyde under the Hyde Agreement for any portion of the payroll period worked but for which payment had not yet been made up to the date of termination. In the event of termination for Cause, the Company will have no further obligations to Hyde under this Hyde Agreement, and any and all options granted hereunder will terminate according to their terms.

The Hyde Agreement may also be terminated by Mr. Hyde for Good Reason, which will be deemed to exist: (i) if the Board fails to elect or reelect Mr. Hyde to, or removes him from, any of the offices of the President and Chief Operating Officer of the Company absent Cause; (ii) if the Board fails to nominate him to serve on the Board at the first meeting of the Board following December 31, 2009; (iii) if the scope of his duties, responsibilities, authority or position is significantly reduced (but not excluding changes resulting from a sale of the Company, whether by merger, tender offer or otherwise) provided that Mr. Hyde will act by written notice of his belief that such event has occurred within 30 days of any such diminution in the scope of his duties, responsibilities, authority or position; or (iv) if the Company shall have continued to fail to comply with any material provision of the Hyde Agreement after a 30-day period to cure (if such failure is curable) following written notice to the Company of such non-compliance.  The Hyde Agreement also contains confidentiality, non-competition and other additional provisions which are customary to employment agreements of this nature. The Compensation Committee of the Board reviewed and approved the terms and provisions of the Hyde Agreement.

Director Compensation

Each director of Teletouch, who is not a salaried officer or employee of Teletouch or of a subsidiary of Teletouch, receives compensation for serving as a director and fees for attendance at meetings of the Board or of any committee appointed by the Board as determined by the Board from time to time. Beginning August 2004 and through May 31, 2008, the Company provided a compensation plan for the Board members whereby all non-employee non-affiliate directors were compensated at the rate of $30,000 annually. Teletouch’s policy through May 31, 2008 was that every non-employee, non-affiliate director of Teletouch was paid $1,500 for attendance at Board meetings ($500 for telephonic attendance).

The directors are also eligible to receive options under our stock option plans at the discretion of the Board. Beginning August 2004 and through May 31, 2010 under the Company’s 2002 Plan, all non-employee non-affiliate directors received a one-time grant of options to purchase 15,000 shares of common stock upon election as a director plus an additional grant of 10,000 options on the first trading day of each year.

Compensation Plan for Directors Effective June 1, 2008

Effective June 1, 2008, the Board approved a new compensation plan for its members. Under the new compensation plan, all non-employees, non-affiliate directors will be compensated at the rate of $36,000 annually.  In addition, non-employee, non-affiliate directors serving on committees of the Board of Directors receive additional annual compensation as follows:

Additional
Annual
Compensation
Committee Assignment	($)

Audit Committee Chairman	12,500
Audit Committee Member (excl. Chairman)	3,000
Compensation Committee Chairman	7,500
Compensation Committee Member (excl. Chairman)	2,500
Nominating and Corporate Governance Committee Chairman	3,750
Nominating and Corporate Governance Committee Member (excl. Chairman)	1,000

Under the new compensation plan, non-employee, non-affiliate directors will be paid $1,500 for attendance at meetings of the Board or any committee meetings subject to a maximum daily compensation of $2,250 in the event of attendance of multiple meetings in a single day ($750 for telephonic attendance subject to a maximum daily compensation of $1,000 in the event of telephonic attendance of multiple meetings in a single day).  Beginning June 1, 2008, all non-employee, non-affiliate directors will receive a one-time grant of options to purchase 45,000 shares of common stock upon election as a director plus an additional grant of either (i) options to purchase 40,000 shares of common stock or (ii) 20,000 shares of the Company’s common stock on the first trading day of each calendar year as additional compensation for their services.  The directors can choose to receive either the stock options or shares of common stock annually following their election to the Board.
	Fees
	Earned or
	Paid in	Option
	Cash	Awards	Total
Non-Employee Director	($)	($)(1)	($)

Marshall G. Webb	72,750	10,160	82,910

Henry Y.L. Toh	66,000	10,160	76,160

Clifford McFarland	65,250	10,160	75,410

(1)
Amounts in this column represent the total fair value of equity-based compensation for stock options awarded in the respective fiscal year. The fair value of the stock options is determined pursuant to ASC Topic 718. Assumptions used in the calculation of the fair value of the stock options are described in Note 2 to the Company's financial statements for the fiscal year ended May 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below is information regarding the beneficial ownership of our common stock, as of the record date, September 15, 2011, by:

•	each person known to us that beneficially owns more than 5% of our outstanding shares of common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our current directors and executive officers as a group.

We believe that, except as otherwise noted below, each named beneficial owner has sole voting and investment power with respect to the shares listed. Unless otherwise indicated herein, beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting or investment power with respect to shares beneficially owned. Shares of common stock underlying options or warrants currently exercisable or exercisable on or within 60 days of the date of this proxy statement are deemed outstanding for computing the percentage ownership of the person holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.  Unless otherwise indicated, the address for each principal shareholder is in the care of 5718 Airport Freeway, Fort Worth, Texas 76117.

	Number of
	Common	% of Common
	Shares	Shares
Name and Address	Beneficially	Beneficially
of Beneficial Owner	Owned (1)	Owned

Robert M. McMurrey (2)(3)(6)	31,769,493	62.8%

Progressive Concepts Communications, Inc. (6)	28,650,999	58.8%

TLL Partners, L.L.C. (6)	28,650,999	58.8%

Stratford Capital Partners, L.P. (4)(5)	17,610,000	36.1%
200 Crescent Court, Suite 1600
Dallas, Texas 75201

Retail & Restaurant Growth Capital, L.P. (4)(5)	11,740,000	24.1%
2701 East Plano Parkway, Suite 200
Plano, TX 75074

Lazarus Management Company, L.L.C (7)	5,000,000	10.3%
2401 E. Second Avenue, Suite 600
Denver, CO 80206

Thomas A. "Kip" Hyde, Jr. (2)(8)	2,451,974	4.8%

Douglas E. Sloan (2)(10)	1,032,631	2.1%

Michael Dickens (2)(10)	333,333	*
		*
Clifford McFarland (3)(9)	216,331	*
		*
Henry Y.L. Toh (3)(10)	216,998	*
		*
Marshall G. Webb (3)(10)	216,998	*

All Named Executive Officers and Directors
as a Group ( 7 Persons)	36,237,758	66.1%

    *           Indicates less than 1.0%.

(1)           Unless otherwise noted in these footnotes, Teletouch believes that all shares referenced in this table are owned of record by each person named as beneficial owner and that each person has sole voting and dispositive power with respect to the shares of common stock owned by each of them. In accordance with SEC Rule 13d-3, each person’s percentage ownership is determined by assuming that the options or convertible securities that are held by that person, and which are exercisable within 60 days, have been exercised or converted, as the case may be.

(2)           Named Executive Officer.
(3)           Director.

(4)           Includes 2,610,000 shares of the Company’s common stock transferred to Stratford Capital Partners, L.P. (“Stratford”) in connection with the restructuring of the subordinated debt at PCI. TLL Partners, L.L.C., a Delaware limited liability company (“TLLP”) transferred such shares to Stratford in August 2006 as partial settlement of the junior debt obligations of PCI with the balance of the junior debt converted into redeemable Series A Preferred Unit membership interests (the “Preferred Units”) in  TLLP. Stratford’s mailing address is 200 Crescent Court, Suite 1600, Dallas, Texas 75201. Also, includes 15,000,000 shares of the Company’s common stock transferred to Stratford by TLLP in connection with the transactions described in the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2011 (the “August 18 8-K”), a copy of which is attached, (i) in redemption of all outstanding Preferred Units in TLLP held by Stratford and (ii) a cash payment by Stratford to TLLP in the amount of $2,250,000. The shares so transferred (along with the shares transferred to Retail & Restaurant Growth Capital, L.P. (“RRGC”) as described in Note (5) below), are subject to (i) a call option in favor of TLLP (the “Call Option”) which will permit TLLP for a period of 15 months (the “Option Period”) to purchase some or all of such shares at an exercise price of $1.00 per share, and (b) a put option (the “Put Option”) in favor of Stratford and RRGC to sell to TLLP for thirty 30 days following the conclusion of the 15-month option period some or all of such shares then held by Stratford and RRGC at an exercise price $1.00 per share. Beginning on March 17, 2012, Stratford is free to distribute, sell or otherwise dispose of the shares subject to the call option. If it does so, the number of shares subject to the call option and the put option will be reduced on a share-for-share basis.  Also, to the best of the Company’s knowledge, during the Option Period, Stratford and RRGC agreed to vote all such transferred shares on any matter submitted to a vote of the Company’s shareholders in the same proportion which other shares of the Company are voted for such matter.  The share transfers to Stratford and RRGC (as described in this Note and Note (5) below) which were completed on August 17, 2011, constituted a change of control of the Company since, following Stratford’s and RRGC’s acquisition and beneficial ownership of 29,350,000 shares or 60.2% of the Company’s outstanding securities, Stratford and RRGC, collectively, now control the Company, as stated in the combined Schedule 13D/A by Stratford Capital and RRGC filed by each of them with the Securities and Exchange Commission on August 11, 2011 (the “13D/A”).  Information regarding this beneficial owner is furnished partially in reliance upon this 13D/A filing.

(5)           Includes 1,740,000 shares of the Company’s common stock transferred to Retail & Restaurant Growth Capital, L.P. (“RRGC”) in connection with the restructuring of the subordinated debt at PCI. TLLP transferred such shares to RRGC in August 2006 as partial settlement of the junior debt obligations of PCI with the balance of the junior debt converted into Preferred Units in TLLP. RRGC’s mailing address is 2701 E. Plano Pkwy, Suite 200, Plano, TX 75074. Also, includes 10,000,000 shares of the Company’s common stock transferred to RRGC by TLLP in connection with transactions described in the August 18 8-K, a copy of which is attached hereto, (i) in redemption of all outstanding Preferred Units in TLLP held by RRGC and (ii) a cash payment by RRGC to TLLP in the amount of $1,500,000. The shares so transferred to RRGC (along with the shares transferred to Stratford as described in Note (4) above), are subject to (i) the same Call Option which will permit TLLP for a period of 15 months to purchase some or all of such shares at an exercise price of $1.00 per share, and (b) the same Put Option to sell to TLLP for thirty 30 days following the conclusion of the 15-month option period some or all of such shares then held by Stratford and RRGC at an exercise price $1.00 per share. Beginning on March 17, 2012, RRGC is free to distribute, sell or otherwise dispose of the shares subject to the call option. If it does so, the number of shares subject to the call option and the put option will be reduced on a share-for-share basis.  The share transfers to Stratford and RRGC (as described in this Note and Note (4) above) which were completed on August 17, 2011, constituted a change of control of the Company, and Stratford and RRGC, collectively, now control the Company, as stated in the 13D/A.  Information regarding this beneficial owner is furnished partially in reliance upon this 13D/A filing.

(6)           Robert M. McMurrey is the sole manager of TLLP, and Progressive Concepts Communications, Inc., a Delaware corporation (“PCCI”) owns all the common membership interests of TLLP. Mr. McMurrey controls PCCI by virtue of his ownership of approximately 94% of the issued and outstanding common stock of PCCI. Mr. McMurrey and PCCI have shared voting and dispositive power with respect to all the shares owned by TLLP. Mr. McMurrey controls Rainbow Resources, Inc. (“RRI”) and is the direct owner of the 40,442 shares shown as owned directly. Following the August 2011 disposition and transfers of its securities of the Company to Stratford and RRGC (as described in Notes (4) and (5) above), TLLP no longer controls the Company. However, pursuant to the beneficial ownership requirements set forth in SEC Rule 13d-3, TLLP’s beneficial ownership includes 25,000,000 shares of the Company’s common stock that are owned by Stratford and RRGC which are subject to the Call Option as described in Notes (4) and (5) above. Also, the figures for Mr. McMurrey include the 1,200,000 shares held of record by RRI. Also included in the figures for Mr. McMurrey are 40,442 shares of common stock owned personally by Mr. McMurrey and 1,878,052 shares underlying stock options issued to Mr. McMurrey which are all vested. In August 2008, Mr. McMurrey was granted 921,052 options to purchase common stock, 301,017 of which vested in August 2009, 307,017 of which vested in August 2010 and 307,018 of which vested in August 2011. In June 2009, June 2010 and June 2011, under the terms of his employment agreement effective June 1, 2008, Mr. McMurrey was granted 319,000 options to purchase common stock for a cumulative total of 957,000 options granted which vested immediately upon issuance.  Information regarding this beneficial owner is furnished partially in reliance upon a Form 4 filing with the SEC dated August 15, 2011 by Robert M. McMurrey disclosing the changes in beneficial ownership by him and his affiliates.

(7)            The securities reported as beneficially owned by Lazarus Management Company LLC (“Lazarus Management”) are held by or for the benefit of Lazarus Investment Partners LLLP (“Lazarus Partners”).  Lazarus Management, as the investment adviser and general partner of Lazarus Partners and Justin B. Borus, as the managing member of Lazarus Management, may be deemed to beneficially own the securities held by Lazarus Management for the purposes of Rule 13d-3 of the Exchange Act of 1934, as amended, insofar as they may be deemed to have the power to direct the voting or disposition of those Securities. The mailing address for Lazarus is 2401 E. 2nd Avenue, Suite 600, Denver, CO 80206.  Information regarding this beneficial owner is furnished partially in reliance upon its Schedule 13G filed with the SEC on  June 3, 2011.

(8)           Includes 2,451,974 shares underlying stock options granted to Mr. Hyde which are all vested.   Mr. Hyde was hired as the Company’s CEO in October 2004. Under the terms of Mr. Hyde’s October 2004 employment agreement, Mr. Hyde was granted 500,000 options to purchase common stock, 166,667 of which vested in October 2005, 166,667 of which vested in May 2006 and 166,666 of which vested in May 2007. Mr. Hyde was granted an additional 400,000 options to purchase common stock in September 2006, 133,334 of which vested in September 2007, 133,333 of which vested in September 2008 and 133,333 of which vested in September 2009. In August 2008, Mr. Hyde was granted 789,473 options to purchase common stock, 263,158 of which vested in August 2009, 263,158 of which vested in August 2010 and 263,157 of which vested in August 2011. In each of June 2009, June 2010 and June 2011, under the terms of his employment agreement effective June 1, 2008, Mr. Hyde was granted 254,167 options to purchase common stock, for a cumulative total of 762,501 options granted, which vested immediately upon issuance.

(9)           Includes 210,331 shares underlying stock options granted to Mr. McFarland and 12,000 shares registered in the name of McFarland, Grossman & Co. (“MGCO”) of which Mr. McFarland is the President and a director. Such 12,000 shares are held by MGCO for the benefit of another entity of which Mr. McFarland is a 50% owner. Mr. McFarland disclaims ownership of 6,000 of such shares. The shares do not include securities owned by TLLP; Mr. McFarland owns a minority interest in PCCI, the parent of TLLP.

(10)           Represents shares underlying stock options.

Stock Option Plans

1994 Stock Option and Appreciation Rights Plan

Pursuant to the 1994 Stock Options and Appreciation Rights Plan (the “1994 Plan”), our Board adopted a policy providing that each non-employee, non-affiliate director shall receive a non-discretionary Non-Qualified Option to purchase 666 shares of common stock effective as of June 1, 1998 and subsequently on the first business day of January each year beginning in January 1999. Each option is exercisable at a price equal to the closing market price on the date of grant, and vests in full one year from the date of grant. Mr. McFarland was granted options to purchase 666 shares of Teletouch common stock effective January 2, 1999, January 2, 2000, January 2, 2001 and January 2, 2002 under the 1994 Plan. In addition, Mr. Toh and Mr. Webb were each granted an option to purchase 10,000 shares of the Company’s common stock upon their appointment to the Board in November 2001, and an additional option to purchase 666 shares of common stock effective January 2, 2002. Mr. McFarland was granted options to purchase 3,333 shares in November 2001 to put him in parity with Messrs. Toh and Webb. As of May 31, 2011, there were 39,329 options outstanding and no options remaining available for future issuance under the 1994 Plan. Under the provisions of the 1994 Plan, no further options can be issued after July 2004, which is the tenth anniversary following the adoption of the 1994 Plan.

2002 Stock Option and Appreciation Rights Plan

Our shareholders approved the 2002 Stock Option and Appreciation Rights Plan (the “2002 Plan”) at the 2002 Annual Stockholder meeting. The 2002 Plan provides that non-employee, non-affiliate directors are eligible to receive options, as well as officers, employees and consultants. It is the Board’s intention that annual non-discretionary option grants to certain directors under the 1994 Stock Option Plan cease, along with one-time grants of options to new Board members when they join the board. However, these kinds of grants will continue under the 2002 Plan. All options granted under the 2002 Plan will be exercisable at a price equal to the 5 day average of the closing market price preceding the date of grant; vesting will be as determined by the Board or Compensation Committee on the date of grant.  As of May 31, 2011, there were 5,616,488 options outstanding and 3,853,512 options remaining available for future issuance under the 2002 Plan. Under the provisions of the 2002 Plan, no further options can be issued after August 2012, which is the tenth anniversary following the adoption of the 2002 Plan.

The following table summarizes information as of May 31, 2011, about the Company’s outstanding stock options and shares of Common Stock reserved for future issuance under the Company’s existing equity compensation plans.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in col. (a))
Equity compensation plans approved by security holders(1)	5,655,817	$0.26	3,853,512

Equity compensation plans not approved by security holders	—	—	—

Totals	5,655,817	$0.26	3,853,512

(1)	The equity compensation plans approved by security holders are the 1994 Stock Option and Appreciation Rights Plan and the 2002 Stock Option and Appreciation Rights Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

During the 2011 fiscal year, we were not involved in any related party transactions subject to Item 404 of Regulation S-K.  Pursuant to written Board policies, our executive officers and directors, and principal stockholders, including their immediate family members and affiliates, are not permitted to enter into a related party transaction without the prior consent of the Board. Any request for such related party transaction with an executive officer, director, principal stockholder, or any of such persons’ immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to the Audit Committee and the Board for review, consideration and approval. All of our directors, executive officers and employees are required to report to the Board any such related party transaction. In approving or rejecting the proposed agreement, the Board will consider the relevant facts and circumstances available and deemed relevant to the Board which will approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as the Board determines in the good faith exercise of its discretion.

Director Independence

Prior to its January 2007 delisting, Teletouch’s common stock was traded on the American Stock Exchange (the “AMEX”) under the symbol “TLL.”   Currently, the Company’s securities are quoted on the OTC Markets under the symbol “TLLE.OB”

Our Board continues to apply and review its members in compliance with independence requirements set forth in the NYSE Amex Company Guide and applicable federal securities laws. Under these requirements, the Board undertakes an annual review of director independence. During this review, the Board considers transactions and relationships between each director or any member of his immediate family and Teletouch and its affiliates, including those transactions that are contemplated under Item 404(a) of Regulation S-K. The purpose of this review is to determine whether any such relationships or transactions exist that are inconsistent with a determination that the director is independent. All but two of our directors are “independent” as defined in the Amex Company Guide (Messrs. McMurrey and Hyde, in addition to serving on the Board, also serve as our Chief Executive Officer, and President and Chief Operating Officer, respectively, and neither serves on the Audit, Nominating and Corporate Governance or Compensation Committees). The members of the Audit Committee are also “independent” for purposes of Section 10A-3 of the Exchange Act and NYSE AMEX listing requirements. The Board based these determinations primarily on a review of the responses of the directors and executive officers to questions regarding employment and transaction history, affiliations and family and other relationships and on discussions with the directors. None of our directors engages in any transaction, relationship, or arrangement contemplated under item 404(a) of Regulation S-K.

Item 14. Principal Accountant Fees and Services

The accounting firm of BDO USA, LLP (“BDO”) was the Company’s independent accounting firm during the fiscal years ended May 31, 2011 and 2010.

	Fiscal year ended
	May 31,
	2011	2010
Audit fees (1)	$207,640	$247,149
Audit-related fees (2)	-	-
Tax fees (3)	73,226	112,612
All other fees (4)	-	-

Total fees billed from independent auditors	$280,866	$359,761

(1)
Audit fees include fees for professional services performed for the audit of our annual financial statements, review of financial statements included in our SEC filings, proxy statements, and responses to SEC comment letters.

(2)
Audit-related fees are fees for assurance and related services that are reasonably related to the audit.  This category includes fees related to assistance in employee benefit plan audits, attendance of audit committee meetings, consulting on financial accounting/reporting standards and due diligence related to acquisitions.

(3)	Tax fees primarily include professional services performed with respect to preparation of our federal and state tax returns for our consolidated subsidiaries and for state and local tax consultation.

(4)	All other fees are fees for other permissible work performed that do not meet the above category descriptions.

Audit Committee Pre-Approval of Audit and Non-Audit Services

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditors. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.  Our Audit Committee has the sole authority to pre-approve all audit and non-audit services provided by our independent accountants.  The Audit Committee has adopted policies and procedures for the pre-approval of services provided by the independent accountants.  The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent accountants.  All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the accountants’ independence.  As permitted under the Sarbanes-Oxley Act of 2002, the Audit Committee may delegate pre-approval authority to one or more of its members.  Any service pre-approved by a delegate must be reported to the Audit Committee at the next scheduled meeting.  The Audit Committee considered whether the provision of the auditors’ services, other than for the annual audit and quarterly reviews, is compatible with its independence and concluded that it is compatible.  In 2011 and 2010, all such services were pre-approved by the Audit Committee.

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
Date: September 28, 2011

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas A. “Kip” Hyde, Jr.	President, Chief Operating Officer	September 28, 2011
Thomas A. “Kip” Hyde, Jr.	and a Director

/s/ Douglas E. Sloan	Chief Financial Officer	September 28, 2011
Douglas E. Sloan	(Principal Financial and Accounting Officer)

/s/ Clifford E. McFarland	Director	September 28, 2011
Clifford E. McFarland

/s/ Henry Y.L. Toh	Director	September 28, 2011
Henry Y.L. Toh

/s/ Marshall G. Webb	Director	September 28, 2011
Marshall G. Webb