Form 10-Q
period 2011-08-31
TELETOUCH COMMUNICATIONS INC
filed 2011-10-17
CIK 928659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 31, 2011

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date:  Common Stock, $0.001 par value, 48,739,002 shares at October 14, 2011.

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

PART 1 – FINANCIAL INFORMATION

Item 1.   Financial Statements

TELETOUCH COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

ASSETS

	August 31,	May 31,
	2011	2011
CURRENT ASSETS:

Cash	$2,701	$2,239
Certificates of deposit-restricted	50	50
Accounts receivable, net of allowance of $237 at August 31, 2011 and $272 at May 31, 2011	4,984	3,687
Accounts receivable-related party	40	54
Unbilled accounts receivable	1,906	2,010
Inventories, net of reserve of $292 at August 31, 2011 and $286 at May 31, 2011	1,480	1,257
Notes receivable	-	1
Prepaid expenses and other current assets	431	489
Total Current Assets	11,592	9,787

PROPERTY AND EQUIPMENT, net of accumulated depreciation
of $6,318 at August 31, 2011 and $6,245 at May 31, 2011	2,577	2,619

GOODWILL	343	343

INTANGIBLE ASSETS, net of accumulated amortization
of $10,170 at August 31, 2011 and $9,925 at May 31, 2011	3,320	3,562

OTHER	75	100

TOTAL ASSETS	$17,907	$16,411

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	August 31,	May 31,
	2011	2011
CURRENT LIABILITIES:

Accounts payable	$10,207	$8,511
Accrued expenses and other current liabilities	4,111	3,400
Current portion of long-term debt	4,369	4,439
Current portion of trademark purchase obligation	100	150
Deferred revenue	277	289
Total Current Liabilities	19,064	16,789

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	10,023	10,181
Long-term trademark purchase obligation, net of current portion	100	200
Total Long Term Liabilities	10,123	10,381

TOTAL LIABILITIES	29,187	27,170

COMMITMENTS AND CONTINGENCIES (NOTE 11)	-	-

SHAREHOLDERS' DEFICIT:
Common stock, $.001 par value, 70,000,000 shares authorized, 49,916,189 shares issued and 48,739,002 shares outstanding at August 31, 2011 and May 31, 2011	50	50
Additional paid-in capital	51,822	51,571
Treasury stock, 1,177,187 shares held at August 31, 2011 and May 31, 2011	(216)	(216)
Accumulated deficit	(62,936)	(62,164)
Total Shareholders' Deficit	(11,280)	(10,759)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$17,907	$16,411

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)
(unaudited)

	Three Months Ended
	August 31,
	2011	2010

Operating revenues:
Service and installation revenue	$4,483	$5,737
Product sales revenue	5,936	3,241
Total operating revenues	10,419	8,978

Operating expenses:
Cost of service and installation (exclusive of depreciation and amortization included below)	1,479	1,527
Cost of products sold	5,709	2,862
Selling and general and administrative	3,130	3,916
Depreciation and amortization	305	279
Total operating expenses	10,623	8,584
Income (loss) from operations	(204)	394

Interest expense, net	(527)	(568)

Loss before income tax expense	(731)	(174)
Income tax expense	41	56
Net loss	$(772)	$(230)

Loss per share applicable to common shareholders - basic and diluted	$(0.02)	$(0.00)

Weighted average basic and diluted shares outstanding	48,739,002	48,739,002

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	August 31,
	2011	2010
Operating Activities:
Net loss	$(772)	$(230)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	305	279
Non-cash compensation expense	251	264
Non-cash interest expense	17	24
Provision for losses on accounts receivable	113	115
Provision for inventory obsolescence	15	18
Changes in operating assets and liabilities:
Accounts receivable	(1,292)	220
Inventories	(238)	(279)
Prepaid expenses and other assets	58	233
Accounts payable	1,696	84
Accrued expenses and other current liabilities	711	(841)
Deferred revenue	(12)	180
Net cash provided by operating activities	852	67

Investing Activities:
Purchases of property and equipment	(31)	(93)
Purchase of intangible asset	(4)	(10)
Redemption of certificates of deposit	-	100
Payments on trademark license	(150)	(150)
Receipts from notes receivable	-	3
Net cash used in investing activities	(185)	(150)

Financing Activities:
Payments on long-term debt	(205)	(662)
Net cash used in financing activities	(205)	(662)

Net increase (decrease) in cash	462	(745)
Cash at beginning of period	2,239	4,932

Cash at end of period	$2,701	$4,187
Supplemental Cash Flow Data:
Cash payments for interest	$511	$568
Cash payments for income taxes	$1	$41
Non-Cash Transactions:
Intangible asset received for payment of note receivable	$-	$10
Intangible asset received for payment of accounts receivable	$-	$4
Adjustment of long-term debt	$23	$-

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

For over 47 years, Teletouch together with its predecessors has offered a comprehensive suite of telecommunications products and services including cellular, two-way radio, GPS-telemetry, wireless messaging and public safety equipment. As of August 31, 2011, the Company operated 20 retail and agent locations in Texas.  Locations include both “Teletouch” and “Hawk Electronics” branded in-line and free-standing stores and service centers. The Teletouch branded locations offer primarily the Company’s two-way radio products and services as well as public safety equipment to state, city and local entities as well as commercial businesses. Teletouch’s wholly-owned subsidiary, Progressive Concepts, Inc. (“PCI”) is a Master Distributor and Authorized Provider of cellular voice, data and entertainment services though AT&T Mobility (“AT&T”) to consumers, businesses and government agencies and markets these services under the Hawk Electronics brand name. For over 27 years, PCI has offered various communication services on a direct bill basis and today services approximately 45,000 cellular subscribers. PCI sells consumer electronics products and cellular services through its stores, its own network of Hawk-branded sub-agents stores, its own direct sales force and on the Internet at various sites, including its primary consumer-facing sites: www.hawkelectronics.com, www.hawkwireless.com and www.hawkexpress.com. The Company handles all aspects of the wireless customer relationship, including:

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

In addition, PCI operates a national wholesale distribution business, “PCI Wholesale,” which serves major carrier agents, rural cellular carriers, smaller consumer electronics and automotive retailers and auto dealers throughout the country and internationally, with ongoing product and sales support through its direct sales representatives, call center, and the Internet through www.pciwholesale.com and www.pcidropship.com, among other sites. Teletouch also sells public safety equipment and services under the brand “Teletouch PSE” (Public Safety Equipment), through direct sales and distribution including the United States General Services Administration (“GSA”), BuyBoard (a State of Texas website operated by the Local Government Purchasing Cooperative), and a Texas Multiple Award Schedule (“TXMAS”) facility also run by the State of Texas, which allows products to be sold to all State agencies and authorized local public entities.

Basis of Presentation: The consolidated financial statements include the consolidated accounts of Teletouch Communications, Inc. and our wholly-owned subsidiaries (collectively, the “Company” or “Teletouch”). Teletouch Communications, Inc. owns all of the shares of Progressive Concepts, Inc., a Texas corporation (“PCI”), Teletouch Licenses, Inc., a Delaware corporation (“TLI”), Visao Systems, Inc., a Delaware corporation (“Visao”) and TLL Georgia, Inc., a Delaware corporation (“TLLG”). PCI is the primary operating business of Teletouch. TLI is a company formed for the express purpose of licensing from the FCC the radio frequencies utilized by Teletouch to operate its two-way radio network. Visao is a company formed to develop and distribute the Company’s telemetry products, which as of the date of this Report are no longer being sold.  Currently Visao is maintained as a shell company with no operations. TLLG was formed for the express purpose of entering into an asset purchase agreement with Preferred Networks, Inc. in May 2004 and ceased operations following the sale of the Company’s paging business in August 2006.  TLLG is currently a shell company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Financial Condition and Going Concern Discussion: As of August 31, 2011, the Company had $2,701,000 cash on hand, a working capital deficit of approximately $7,472,000 and a shareholders’ deficit of approximately $11,280,000.  Included in this working capital deficit are certain current debt obligations of $4,369,000.  Additionally, and not recorded as a liability, the Company estimates that interest and fees due on its debt obligations for the next year will be approximately $1,846,000, of which approximately $1,721,000 is payable to Thermo Credit, LLC (“Thermo”) the Company’s senior lender.  During fiscal year 2011 and through the date of this Report, Thermo has been unable to advance funds to the Company in part due to the Company’s deficient borrowing base due to the losses in its cellular business and due to certain restrictions imposed on Thermo by its lenders that together has limited its ability to advance funds to the Company as it has done in the past.  The Company’s outstanding balance on the senior Thermo revolving credit facility totaled approximately $11,209,000 at August 31, 2011 with approximately $2,907,000, including estimated interest, becoming due in the next twelve months. Thermo has worked with the Company in the past on certain defaults and payment extensions and through 2010 was the primary source of working capital needed by the Company from time to time.  Discussions are ongoing with Thermo about modifying the current note to provide for certain payment extensions and additional availability but as of the date of this Report no agreement has been reached. The Company can provide no assurance that it will get relief from its lenders on any of its current debt service obligations.  Additionally, as a result of the Company’s recent operating performance and related liquidity issues, certain trade credit terms that the Company has relied upon for purchases of products and services to support its ongoing business have been reduced and new trade credit terms are becoming more difficult to secure.

The Company reported an operating loss during fiscal year 2011 and in the first quarter of fiscal 2012 reported herein and does not expect a significant improvement in its operating results for the remainder of fiscal year 2012 without either a favorable outcome from its ongoing litigation against AT&T or a significant increase in revenues and margins from its wholesale or two-way radio business units beyond levels that were achieved in prior fiscal years, or the completion of an acquisition during the fiscal year that is accretive to earnings.  As prior reported, since the launch of the iPhone by AT&T in June 2007, the Company has experienced higher than normal cellular subscriber attrition.  Although the iPhone is offered to customers by AT&T and others, AT&T continues to deny PCI the approval to sell, activate or service the iPhone for PCI customers.  In late September 2009, the Company commenced an arbitration proceeding against AT&T seeking monetary damages for PCI’s related subscriber losses and other related damages but to date this matter has not concluded.  Through a mandated and then a subsequent voluntary mediation session in May and October 2011, respectively the parties have reached a general agreement and settlement framework and as of the date of this Report, expect to complete final settlement documents and agreements in the second quarter of fiscal year 2012. Since September 2009 and through August 31, 2011, the Company has incurred approximately $1,909,000 in total legal and professional fees on this matter, with related legal expenses for first quarter of fiscal year 2012 of approximately $167,000.  While the Company is currently in settlement discussions with AT&T, it cannot predict when or if the terms of the final settlement will be ultimately and finally agreed upon.  If the Company ceases settlement discussions and resumes the arbitration, it is unable to predict when a final hearing date will be scheduled although such date would be expected to be approximately 45-60 days following the termination of such settlement discussions.  During the previous two fiscal years and continuing into fiscal year 2012, the Company has focused on reducing costs to align with its declining cellular revenues, but certain of its costs are relatively fixed and deemed necessary to maintain its other operations and meet the requirements of being a public company.  The Company reviews its staffing levels on a quarterly basis and continues to seek ways to consolidate and automate necessary functions in order to control personnel costs.  The Company believes that its efforts to reduce its operating expenses have been successful to date and is concerned that further substantial reductions in these expenses would accelerate its cellular revenue losses. As a result, most of the Company’s current efforts are focused on finalizing its dispute with AT&T with the expectation of receiving certain cash and in-kind payments for damages, negotiating extensions on current debt obligations, seeking additional sources of revenue from its other business units and completing a significant acquisition.  There is no assurance the dispute with AT&T can be resolved in the near future and if not resolved that the Company will receive any award of monetary damages.  No assurance can be provided that the Company will be able to increase revenues in its other business units during fiscal year 2012 to sufficient levels to offset the margin impact of the expected loss of its cellular revenues assuming its relationship with AT&T remains unchanged. Likewise, there is no assurance the Company’s current acquisition efforts will result in a successful transaction.

The Company is continuing to negotiate with its lenders and other creditors for payment extensions at least through the conclusion of the arbitration against AT&T, so that it can preserve a sufficient amount of cash to continue its operations and fund the remainder of the litigation.  Additionally, the Company has had to delay payment of AT&T’s revenue share portion of the monthly cellular billings to preserve cash and continue to fund operations. The Company continues to seek additional debt and equity financing to ensure it is able to meet its remaining trade and debt obligations as well as provide sufficient working capital to continue and grow its operations. If it is unsuccessful in its efforts to secure the payment extensions it is seeking or it is unable to secure additional financing and the Company’s current debt obligations are accelerated, the Company would likely be unable to meet its obligations and might be forced to seek protection from its creditors.

As a result of the above conditions and in accordance with generally accepted accounting principles in the United States, there exists substantial doubt about the Company’s ability to continue as a going concern.

Change of Ownership and Voting Control of Teletouch: Since November 2005, the majority of Teletouch’s outstanding common stock has been owned and controlled by TLL Partners, LLC, a Delaware limited liability company (“TLLP”), controlled by Robert McMurrey, the Company’s Chairman and Chief Executive Officer.  In August 2006, immediately prior to Teletouch’s acquisition of Progressive Concepts, Inc. (“PCI”), TLLP assumed the senior debt obligations of PCI and settled the subordinated debt obligations of PCI by issuing 4,350,000 shares of its holdings of Teletouch’s common stock and converted the balance  of the subordinated debt into redeemable Series A preferred units of TLLP.  To secure the senior debt obligation, TLLP pledged all of its then held assets, which consisted primarily of its holding of approximately 80% of the outstanding common stock of Teletouch as of August 2006. TLLP is a holding company with no operations with a minimal amount of cash on hand and is dependent upon selling a sufficient number of shares it owns in Teletouch common stock or upon the cash flows of Teletouch through the receipt of future cash dividends to service its outstanding debt obligations. When the senior debt originally matured in August 11, 2007, TLLP did not have sufficient cash or other means to repay this debt and was successful in negotiating an initial extension of the maturity date through October 11, 2007. Subsequent extensions were granted by the senior debt holder to TLLP extending the maturity date through January 31, 2011.   In February 2011, TLLP negotiated a settlement of its senior debt obligations which required a series of payments beginning February 2011 and continuing through August 19, 2011, the amended maturity date.  In addition to the cash payments and as part of the settlement agreement, TLLP was obligated to transfer 2,000,000 shares of its holdings of Teletouch’s common stock to the senior lender at the maturity date.  TLLP began selling shares of its holdings of Teletouch’s common stock in February 2011 to raise the funds to make these payments on its senior debt obligation.

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

On August 11, 2011, TLLP entered into a binding agreement titled “Heads of Terms” (the “Binding Agreement”) and certain related agreements with its Series A Preferred unit holders, Stratford Capital Partners, LP (“Stratford”) and Retail & Restaurant Growth Capital, LP (“RRGC”) (together, Stratford and RRGC are hereafter referred to as the “Transferees”), whereby, TLLP was required on or before August 17, 2011  to exchange 25,000,000 shares of its holdings of the Company’s common stock (the “New Shares”) to settle in full TLLP’s approximately $18,200,000 redemption obligation on its outstanding Series A Preferred Units (the “Preferred Units”) and for additional cash consideration totaling $3,750,000 from the Transferees (the “Exchange”).  Based on the approximately $21,950,000 consideration exchanged by Transferees, TLLP realized approximately $0.88 per share in value for the shares of the Company’s common stock transferred in the Exchange. As a result of the Exchange, Stratford and RRGC received 15,000,000 shares and 10,000,000 shares, respectively, of the Company’s common stock in exchange for their respective share of the cash consideration and their respective holdings of the outstanding Preferred Units. The Exchange closed on August 17, 2011 and resulted in the cancellation of the Series A Preferred units.  As contemplated by the Binding Agreement, at closing the parties entered into various agreements related to the Exchanged Shares including (1) a registration rights agreement providing for the registration of the Exchanged Shares, (2) a put and call option and transfer restriction agreement whereby TLLP would have the right to call from Stratford and RRGC the Exchanged Shares for a fifteen month period for a call price of $1.00 per share, Stratford and RRGC would have the rights to put their Exchanged Shares to TLLP for  30 day period at the end of the call option period for a put price of $1.00 per share, and Stratford and RRCG would agree not to transfer the Exchanged Shares for a period of seven months after the date of the Exchange, (3) a voting agreement whereby Stratford and RRGC agreed to vote their Exchanged Shares in proportion to the votes of the other shareholders of Teletouch during the call option period, (4) a pledge and security agreement whereby TLLP pledged all of its remaining shares of Teletouch’s common stock to Stratford and RRGC as security for their put rights, (5) a mutual release of claims between various parties to the Exchange and (6) certain other ancillary documents.  Following the Exchange, Stratford owns 17,610,000 shares of Teletouch’s common stock (36.1% of outstanding shares as of the date of this Report), RRGC owns 11,740,000 shares (24.1%) and TLLP owns 3,650,999 shares (7.5%).  The result of the Exchange was a change in control of the voting of common stock at Teletouch on August 17, 2011, whereby TLLP no longer controls the outcome of matters voted on by the shareholders.

TLLP’s management has communicated to the Company that additional sales of its holdings of the Company’s common stock are likely to fund the ongoing operating expenses of TLLP and that it will actively be seeking financing to exercise some or all of its call option during the call option period.  TLLP further communicated to the Company that there can be no assurance that TLLP will be successful in its efforts to secure the financing necessary to exercise the call option and purchase the Exchanged Shares and regain voting control at the Company; nor can there be any assurance that Stratford and RRGC will not transfer some or all of the shares following the initial seven month transfer restriction period, or through the total fifteen month term, which in turn, could affect TLLP’s ability to exercise the call option, in part or in whole. During the call option period, Stratford and RRCG have agreed to vote in proportion to the other shareholders, which could result in different outcomes on matters previously determined by the majority shareholder of TLLP.

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

Certificates of Deposit-Restricted:  From time to time, the Company is required to issue a standby letter of credit to a supplier to secure a credit line extended to the Company. In these instances, funds are deposited   into a certificate of deposit and the bank to issues a standby letter of credit to the supplier’s benefit. All such funds are reported as restricted funds until such time as the supplier releases its rights under the letter of credit. As of August 31, 2011 and May 31, 2011, the Company had $50,000 of cash certificates of deposit securing standby letters of credit with its suppliers.

Allowance for Doubtful Accounts: The Company performs credit evaluations of its customers prior to extending open credit terms. The Company does not perfect a security in any of the goods it sells causing all credit lines extended to be unsecured.

In determining the adequacy of the allowance for doubtful accounts, management considers a number of factors, including historical collections experience, aging of the receivable portfolio, financial condition of the customer and industry conditions.  The Company considers accounts receivable past due when the customer’s payment in full is not received within payment terms.  The Company writes-off accounts receivable when it has exhausted all collection efforts, which is generally within 90 days following the last payment received on the account.

Accounts receivable are presented net of an allowance for doubtful accounts of $237,000 and $272,000 at August 31, 2011 and May 31, 2011, respectively.  Based on the information available, management believes the allowance for doubtful accounts as of those periods are adequate, however, actual write-offs may exceed the recorded allowance.

Reserve for Inventory Obsolescence:  Inventories are stated at the lower of cost (on a moving average basis, which approximates actual cost determined on a first-in, first-out (“FIFO”) basis), or fair market value and are comprised of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors including recent sales trends, industry market conditions and economic conditions. In assessing the reserve, management also considers price protection amounts it expects to recover from certain vendors when the vendor reduces cost on certain items shortly after they are   purchased by the Company. Additionally, management records specific valuation allowances for discontinued inventory based on its prior experience liquidating this type of inventory.  Through the Company’s wholesale and internet distribution channels, it has been successful liquidating the majority of any inventory that becomes obsolete at or near its cost basis if marketed soon after such obsolescence is determined.  The Company has many different cellular handset, radio and other electronics suppliers, all of which provide reasonable notification of model changes, which allows the Company to minimize its level of discontinued or obsolete inventory. Inventories are presented net of a reserve for obsolescence of $292,000 and $286,000 at August 31, 2011 and May 31, 2011, respectively. Actual results could differ from those estimates.

Property and Equipment:  Property and equipment is recorded at cost. Depreciation is computed using the straight-line method. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Upon the sale or abandonment of an asset, the cost and related accumulated depreciation are removed from the Company’s balance sheet, and any gains or losses on those assets are recognized in the same period. The estimated useful lives of the Company’s property and equipment assets are as follows:

Buildings and improvements	5-30 years
Two-way network infrastructure	5-15 years
Office and computer equipment	3- 5 years
Signs and displays	5-10 years
Other equipment	3-5 years
Leasehold improvements	Shorter of estimated useful life or term of lease

Intangible Assets:  The Company’s intangible assets include both definite and indefinite lived assets. Indefinite lived intangible assets are not amortized but evaluated annually (or more frequently) for impairment under ASC 350, Intangibles-Goodwill and Other, (“ASC 350”).  Definite lived intangible assets are amortized over the estimated useful life of the asset and reviewed for impairment upon any event that  raises a question as to the asset’s ultimate recoverability as prescribed under ASC 360, Property, Plant and Equipment, (“ASC 360”).

Indefinite Lived Intangible Assets: The Company’s indefinite lived intangible assets are goodwill and a purchased perpetual trademark license. Goodwill acquired in a business combination and intangible assets determined to have an indefinite useful life are not amortized but instead tested for impairment at least annually in accordance with the provisions of ASC 350.  The ASC 350 goodwill impairment model is a two-step process. The first step compares the fair value of a reporting unit that has goodwill assigned to its carrying value. The fair value of a reporting unit using discounted cash flow analysis is estimated. If the fair value of the reporting unit is determined to be less than its carrying value, a second step is performed to compute the amount of goodwill impairment, if any. Step two allocates the fair value of the reporting unit to the reporting unit’s net assets other than goodwill. The excess of the reporting unit’s fair value over the amounts assigned to its net assets other than goodwill is considered the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the carrying value of its goodwill. Any shortfall represents the amount of goodwill impairment. The Company tests this goodwill annually on March 1st, the first day of its fourth fiscal quarter, of each year unless an event occurs that would cause the Company to believe the value is impaired at an interim date.

The Company evaluated the carrying value of its goodwill associated with its two-way business as of May 31, 2011 and concluded that no impairment of its goodwill was required.  The Company estimates the fair value of its two-way business using a discounted cash flow method.  No changes have occurred in the two-way business during the three months ended August 31, 2011 that indicated any impairment of the goodwill.  The Company continually evaluates whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. In evaluating impairment we estimate the sum of the expected future cash flows derived from business unit against which such goodwill is recorded. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. A significant change in cash flows in the future could result in an additional impairment of goodwill.

In May 2010, Progressive Concepts, Inc., purchased a perpetual trademark license to use the trademark “Hawk Electronics” (see Note – 9 “Trademark Purchase Obligation” for additional discussion).

The Company evaluated PCI’s perpetual trademark license asset at May 31, 2011, in accordance with ASC 350 and determined the fair value of the license exceeded its carrying value; therefore, no impairment was recorded. The fair value of the perpetual trademark license was based upon the discounted estimated future cash flows of the Company’s cellular business which is the primary beneficiary of the Hawk brand. No changes have occurred in the cellular business during the three months ended August 31, 2011 that indicated any impairment of the perpetual trademark license.  The Company will continually evaluate whether events and circumstances occur that would no longer support an indefinite life for its perpetual trademark license.

Definite Lived Intangible Assets: Definite lived intangible assets consist of the capitalized cost associated with acquiring the AT&T distribution agreements, purchased subscriber bases, FCC licenses, GSA contract, TXMAS contract and loan origination costs. The Company does not capitalize customer acquisition costs in the normal course of business but would capitalize the purchase costs of acquiring customers from a third party. Intangible assets are carried at cost less accumulated amortization. Amortization on the AT&T distribution agreements is computed using the straight-line method over the contract’s expected life.  The estimated useful lives for the intangible assets are as follows:

AT&T distribution agreements and subscriber bases	1-13 years
FCC licenses	9 years
GSA and TXMAS contracts	5 years

The Company defers certain direct costs in obtaining loans and amortizes such amounts using the straight-line method over the expected life of the loan, which approximates the effective interest method as follows:

Loan origination costs	2-5 years

As of August 31, 2011, the most significant intangible assets remaining are the AT&T distribution agreements and subscriber bases.  The AT&T cellular distribution agreements covering the DFW market and the San Antonio market will continue to be amortized through August 31, 2014 and December 31, 2013, respectively, or for approximately 3.0 and 2.3 years, respectively.

The AT&T distribution agreement assets represent contracts that the Company has with AT&T, under which the Company is allowed to provide cellular services to its customers. Although the Company has sustained losses in recent years, management has evaluated this asset in light of the fair value of each of the cellular subscribers that the Company services.  Included in the provisions of the primary contract with AT&T (DFW market) is a liquidated damages provision, which defines a value of $1,000 for each cellular telephone number assigned to a customer and billed by the Company (“Subscriber”, as defined in the agreement) to be paid to the Company if AT&T were to solicit or take any or all of the Subscribers from PCI. Under the terms of the DFW market distribution agreement with AT&T, which expired on August 31, 2009, AT&T must continue to provide airtime to the Company as long as the subscribers choose to remain on service, or at AT&T’s option, AT&T could “buy-back” the subscribers from the Company for the $1,000 liquidated damages per subscriber line provided for by the agreement. The total value of the cellular subscriber base provided for by the liquidated damages provision contained in the contract exceeds the carrying value of the asset at all periods presented herein.  The Company regularly forecasts the expected cash flows to be derived from this cellular subscriber base and as of the date of this Report those expected cash flows also significantly exceed the carrying value of the asset.

Amortization of the AT&T distribution agreements, subscriber bases, FCC licenses, GSA and TXMAS contracts is considered an operating expense and included under the caption “Depreciation and Amortization” in the accompanying consolidated statements of operations.  The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life.

Impairment of Long-lived Assets: In accordance with ASC 360, the Company evaluates the recoverability of the carrying value of its long-lived assets based on estimated undiscounted cash flows to be generated from such assets. If the undiscounted cash flows indicate impairment, then the carrying value of the assets evaluated is written-down to the estimated fair value of those assets. In assessing the recoverability of these assets, the Company must project estimated cash flows, which are based on various operating assumptions, such as average revenue per unit in service, disconnect rates, sales productivity ratios and expenses. Management develops these cash flow projections on a periodic basis and reviews the projections based on actual operating trends.  The projections assume that general economic conditions will continue unchanged throughout the projection period and that their potential impact on capital spending and revenues will not fluctuate. Projected revenues are based on the Company’s estimate of units in service and average revenue per unit as well as revenue from various new product initiatives. Projected revenues assume declining cellular service revenue while projected operating expenses are based upon historic experience and expected market conditions adjusted to reflect an expected decrease in expenses resulting from ongoing cost saving initiatives.

The most significant tangible long-lived asset owned by the Company is the Fort Worth, Texas corporate office building and the associated land. The Company has received periodic appraisals of the fair value of this property, and in each instance the appraised value exceeds the carrying value of the property.

The Company’s review of the carrying value of its tangible long-lived assets at August 31, 2011 and May 31, 2011 indicates the carrying value of these assets will be recoverable through estimated future cash flows. If the cash flow estimates, or the significant operating assumptions upon which they are based change in the future, the Company may be required to record impairment charges related to its long-lived assets.

Prepaid expenses and other current assets: The Company records certain expenses that are paid for in advance of their use or consumption as a current asset on the Company’s consolidated balance sheets.

The components of prepaid expenses and other current assets at August 31, 2011 and May 31, 2011 are as follows (in thousands):

	August 31,	May 31,
	2011	2011

Prepaid office lease expense	$138	$190
Prepaid legal fees	10	15
Prepaid insurance premiums	29	27
Security deposits, primarily related to building leases	78	78
Website domain rental	46	52
Other	130	127
Total prepaid expenses and other current assets	$431	$489

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

Provision for Income Taxes: The Company accounts for income taxes in accordance with ASC 740, Income Taxes, (“ASC 740”) using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences, net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods.  As of August 31, 2011 and May 31, 2011, the Company has recorded a valuation allowance against the full amount of its net deferred tax assets. Although the Company had taxable income for fiscal year 2010, it is currently unable to reasonably forecast taxable income beyond fiscal year 2010.  The inability to foresee taxable income in future years makes it more likely than not that the Company will not realize its recorded deferred tax assets in future periods.

The Company’s most significant deferred tax asset is its accumulated net operating losses.

As a result of the change in ownership of Teletouch that occurred on August 17, 2011 (see “Change of Ownership and Voting Control of Teletouch” in Note 12 – “Shareholders’ Equity” for additional discussion on the change of control transaction), which constituted a change of control of the Company under the Internal Revenue Code, the Company’s ability to utilize the net operating losses it has accumulated through August 17, 2011 (the date of the change of control) to offset future taxable income will be limited under Section 382 of the Internal Revenue Code.  As of the date of this Report, the Company has not determined the specific limitation amount but believes such limitations will significantly reduce its ability to offset future taxable income with its existing net operating losses. The utilization of some of these losses may be further limited under other applicable provisions of the Internal Revenue Code.

When the Company is charged interest or penalties related to income tax matters, the Company records such interest and penalties as interest expense in the consolidated statement of operations.  As of August 31, 2011, the Company had an immaterial amount of interest and penalties recognized and accrued.

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

Deferred revenue primarily represents monthly cellular service access charges that are billed in advance by the Company.

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

Advertising and Pre-opening Costs:  Labor costs, costs of hiring and training personnel and certain other costs relating to the opening of any new retail or service center locations are expensed as incurred. Additionally, advertising costs are expensed as incurred and are occasionally partially reimbursed based on various vendor agreements.  Advertising and promotion costs were $78,000 and $148,000 for the three months ended August 31, 2011 and 2010, respectively. Advertising reimbursements are accrued when earned and committed to by the Company’s vendor and are recorded as a reduction to advertising cost in that period.

Stock-based Compensation: At August 31, 2011, the Company had two stock-based compensation plans (one active and one expired) for employees and non-employee directors, which authorize the granting of various equity-based incentives including stock options and stock appreciation rights.

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

Cash flows resulting from excess tax benefits are classified as a financing activity. Excess tax benefits are realized from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits as a result of any exercises of stock options in the three months ended August 31, 2011 and 2010.

To estimate the fair value of its stock options, the Company uses the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option pricing model. The Company has determined that the best measure of expected volatility is based on the historical daily volatility of the Company’s common stock adjusted to exclude the top 10% high and low closing trading prices during the period measured. Historical volatility factors utilized in the Company’s Black-Scholes computations for options issued in the three months ended August 31, 2011 was 72.58% and ranged from 127.22 % to 135.33% for the options issued in the three months ended August 31, 2010.  The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107 with the continued use of this method extended under the provisions of Staff Accounting Bulletin No. 110. Under this formula, the expected term is equal to: ((weighted-average vesting term + original contractual term)/2). The expected term used by the Company as computed by this method for options issued in the three months ended August 31, 2011 was 5.0 years and ranged from 5.0 to 6.0 years for the options issued in the three months ended August 31, 2010. The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for options issued in the three months ended August 31, 2011 was 1.60% and ranged from 2.05% to 2.42% for the options issued in the three months ended August 31, 2010. Dividend yield is zero for these options as the Company does not expect to declare any dividends on its common shares in the foreseeable future.

In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption.  The Company has estimated an annualized forfeiture rate of 0.0% for the stock options granted to senior management and the Company’s directors in the three months ended August 31,  2011 and 2010.  The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

Options exercisable at August 31, 2011 and May 31, 2011 totaled 6,098,984 and 4,651,432, respectively.  The weighted-average exercise price per share of options exercisable at August 31, 2011 and May 31, 2011 was $0.28 and $0.27, respectively with remaining weighted-average contractual terms of approximately 6.9 years and 6.7 years as of August 31, 2011 and May 31, 2011, respectively.

The weighted-average grant date fair value of options granted during the three months ended August 31, 2011 and 2010 was $0.30.

At August 31, 2011, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $40,000, which will be amortized over the weighted-average remaining requisite service period of 2.6 years.

Income (loss) Per Share:  In accordance with ASC 260, Earnings Per Share, basic income (loss) per share (“EPS”) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding including any dilutive securities outstanding.  At August 31, 2011 and 2010, the Company’s outstanding common stock options totaled 6,348,984 and 5,656,483, respectively and were not included in the computation of diluted earnings per share due to their antidilutive effect as a result of the net loss incurred in the three months ended August 31, 2011 and 2010.

Recently Issued Accounting Standards:

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. Under the amended rule, a company will not be required to calculate the fair value of a business that contains recorded goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that business is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. This new standard is effective for the Company beginning June 1, 2012. The Company does not expect the adoption of this guidance to have any impact on its consolidated financial positions or results of operations.

In May 2011, the FASB and International Accounting Standards Board (“IASB”) issued new guidance on fair value measurement and disclosure requirements. This update will supersede most of the guidance in Accounting Standard Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), although many of the changes are clarifications to ASC 820, many of the changes are clarifications of existing guidance or wording changes to align with International Financial Reporting Standards. The update does not extend the use of fair value accounting, but does provide guidance on how it should be applied where it is already required or permitted under current U.S. GAAP. The changes to ASC 820 will be effective for the Company beginning March 1, 2012 and will not have a material impact on the Company’s consolidated financial positions or results of operations.

NOTE 3 – RELATIONSHIP WITH CELLULAR CARRIER

The Company has historically had six distribution agreements with AT&T which provide for the Company to distribute AT&T wireless services, on an exclusive basis, in major markets in Texas and Arkansas, including the Dallas-Fort Worth, Texas Metropolitan Statistical Area (“MSA”), San Antonio, Texas MSA, Austin, Texas MSA, Houston, Texas MSA, East Texas Regional MSA and Arkansas, including primarily the Little Rock, Arkansas MSA. During fiscal year 2010 and following the Company’s commencement of an arbitration proceeding against AT&T (discussed further below), AT&T notified the Company it was cancelling or not renewing three of the six distribution agreements including those agreements that cover the Austin, Texas MSA, Houston, Texas MSA and Arkansas.  The Company is disputing these cancellations and has had these matters included to be resolved in the arbitration hearing related to the DFW Agreement. The distribution agreements permit the Company to offer AT&T cellular phone service with identical pricing characteristics to AT&T and provide billing customer services to its customers on behalf of AT&T in exchange for certain predetermined compensation and fees, which are primarily in the form of a revenue sharing of the core wireless services the Company bills on behalf of AT&T. In addition, the Company bills the same subscribers several additional features and products that it offers and retains all revenues and gross margins related to those certain services and products.

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

On September 30, 2009, Teletouch’s subsidiary, PCI, commenced an arbitration proceeding against AT&T seeking monetary damages. The binding arbitration was commenced to seek relief for damages incurred as AT&T has prevented the Company from selling the popular iPhone and other “AT&T exclusive” products and services that PCI believes it is contractually entitled to provide to its customers.  In addition, the Company’s initial statement of claim alleges, among other things, that AT&T has violated the longstanding non-solicitation provisions under the DFW Agreement by and between the companies by actively inducing customers to leave PCI for AT&T. While PCI has attempted to negotiate with AT&T for the purpose of obviating the need for legal action, such attempts have failed.  Accordingly, PCI initiated this arbitration.  AT&T subsequently filed certain counterclaims with the arbitrator seeking an unspecified amount of damages from PCI and claiming that PCI was operating in violation of certain provisions of the distribution agreements and such agreements should therefore be cancellable by AT&T.

The Company reports its revenues related to the AT&T services on a net basis in accordance with ASC 605-45 as follows (in thousands):

	Three Months Ended
	August 31,
	2011	2010

Gross service and installation revenue	$8,970	$11,374
Net revenue adjustment (revenue share due to AT&T)	(4,487)	(5,637)
Net service and installation revenue	$4,483	$5,737

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

NOTE 4 – INVENTORY

The following table lists the cost basis of inventory by major product category and the related reserves for inventory obsolescence at August 31, 2011 and May 31, 2011 (in thousands):

	August 31, 2011			May 31, 2011
	Cost	Reserve	Net Value	Cost	Reserve	Net Value

Phones and related accessories	$951	$(103)	$848	$647	$(91)	$556
Automotive products	251	(41)	210	314	(45)	269
Satellite products	12	(6)	6	11	(4)	7
Two-way products	554	(140)	414	567	(143)	424
Other	4	(2)	2	4	(3)	1
Total inventory and reserves	$1,772	$(292)	$1,480	$1,543	$(286)	$1,257

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment at August 31, 2011 and May 31, 2011 consisted of the following (in thousands):

	August 31, 2011	May 31, 2011

Land	$774	$774
Buildings and leasehold improvements	3,125	3,117
Two-way network infrastructure	1,055	1,155
Office and computer equipment	2,839	2,713
Signs and displays	711	710
Other	391	395
	$8,895	$8,864
Less:
Accumulated depreciation and amortization	(6,318)	(6,245)

Total property and equipment	$2,577	$2,619

Depreciation and amortization expense related to property and equipment was $73,000 and $73,000 for the three months ended August 31, 2011 and 2010 , respectively.

Property and equipment are recorded at cost.  Depreciation and amortization is computed using the straight-line method.  The following table contains the property and equipment by estimated useful life, net of accumulated depreciation as of August 31, 2011 (in thousands):

	Less than	3 to 4	5 to 9	10 to 14	15 to 19	20 years	Total Net
	3 years	years	years	years	years	and greater	Value
Buildings and leasehold improvements	$41	$66	$62	$-	$1,040	$98	$1,307
Two-way network infrastructure	37	124	70	-	-	-	231
Office and computer equipment	136	65	11	-	-	-	212
Signs and displays	7	10	5	-	-	-	22
Other	13	18	-	-	-	-	31
Land (no depreciation)	-	-	-	-	-	774	774
	$234	$283	$148	$-	$1,040	$872	$2,577

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill:  The reported goodwill of the Company at August 31, 2011 and May 31, 2011 relates entirely to the two-way radio segment. The goodwill was acquired in January 2004 for $894,000 as part of the purchase of the two-way radio assets of DCAE, Inc.  During the fourth quarter of fiscal year 2005, this goodwill was deemed impaired as a result of losses in revenues and profitability in the Company’s two-way radio segment (the “reporting unit” under ASC 350) and the goodwill was written down to $343,000. The $343,000 carrying value of the goodwill is reported on its consolidated balance sheet at August 31, 2011 and May 31, 2011.

Other intangible assets: The following is a summary of the Company’s intangible assets as of August 31, 2011 and May 31, 2011, excluding goodwill (in thousands):

	August 31, 2011			May 31, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value
Definite lived intangible assets:
Wireless contracts and subscriber bases	$10,289	$(8,057)	$2,232	$10,289	$(7,865)	$2,424
FCC licenses	103	(87)	16	104	(84)	20
PCI marketing list	1,235	(1,235)	-	1,235	(1,235)	-
Loan origination fees	774	(618)	156	774	(569)	205
Internally developed software	170	(170)	-	170	(170)	-
Government Services Administration contract	15	(3)	12	15	(2)	13
Texas Multiple Award Schedule contract	4	-	4	-	-	-
Total amortizable intangible assets	12,590	(10,170)	2,420	12,587	(9,925)	2,662

Indefinite lived intangible assets:
Perpetual trademark license agreement	900	-	900	900	-	900

Total intangible assets	$13,490	$(10,170)	$3,320	$13,487	$(9,925)	$3,562

Total amortization expense for the three months ended August 31, 2011, and 2010 was approximately $232,000 and $206,000, respectively.

Teletouch was awarded a Texas Multiple Award Schedule (“TXMAS”) multi-year contract initially for the Company's comprehensive product line of public safety, emergency vehicle lighting and siren equipment manufactured by Whelen Engineering, Inc.  The contract allows the Company the opportunity to compete in the public and emergency products category within the State of Texas, allowing any state and / or local government agencies, as well as, school districts throughout the State of Texas to purchase items from the Company’s public safety product line quickly and cost effectively. The Company’s contract with the TXMAS is effective through September 30, 2015, with automatic renewals as of and on the same date(s) the Company’s Government Services Administration contract terms are renewed. The Company capitalized the costs associated with acquiring the TXMAS contract and will amortize those costs over the contract’s initial term.

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of (in thousands):

	August 31,	May 31,
	2011	2011

Accrued payroll and other personnel expense	$439	$588
Accrued state and local taxes	474	410
Unvouchered accounts payable	2,427	1,672
Customer deposits payable	279	317
Other	492	413
Total	$4,111	$3,400

NOTE 8 – LONG-TERM DEBT

Long-term debt at August 31, 2011 and May 31, 2011 consists of the following (in thousands):

	August 31,	May 31,
	2011	2011
Thermo revolving credit facility	$11,209	$11,330
East West Bank (formerly United Commerical Bank)	2,229	2,256
Jardine Capital Corporation bank debt	565	570
Warrant redemption notes payable	389	464
Total long-term debt	14,392	14,620
Less: Current portion	(4,369)	(4,439)
Long-term debt, net	$10,023	$10,181

Current portion of long-term debt at August 31, 2011 and May 31, 2011 consists of the following (in thousands):

	August 31,	May 31,
	2011	2011
Thermo revolving credit facility	$1,186	$1,149
East West Bank (formerly United Commerical Bank)	2,229	2,256
Jardine Capital Corporation bank debt	565	570
Warrant redemption notes payable	389	464
Total current portion of long-term debt	$4,369	$4,439

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

The Second Amended Thermo Revolver provides for the Company to obtain revolving credit loans from Thermo from time to time up to approximately $18,000,000.  Borrowings against the Second Amended Thermo Revolver are limited to specific advance rates against the aggregate fair value of the Company’s assets, as defined in the amendment, including real estate, equipment, infrastructure assets, inventory, accounts receivable, intangible assets and notes receivable (collectively, the “Borrowing Base”). The Company is allowed to borrow the lesser of the borrowing base amount or the initial commitment amount of $18,000,000, less a monthly step down amount. If the Company were to maximize its credit line, beginning in December 31, 2009, the availability under the Second Amended Thermo Revolver would be reduced monthly by an amount equal to the average principal balance of loans outstanding against the non-accounts receivable assets in the Borrowing Base for that month divided by sixty (60) (the “Monthly Step Down”). The loans outstanding on the accounts receivable component of the Borrowing Base will be increased or decreased through periodic reporting of the Borrowing Base to Thermo. The balance of all principal and interest outstanding under the Second Amended Thermo Revolver is due January 31, 2012.  The annual interest rate on the Second Amended Thermo Revolver is the lesser of: (a) the maximum non-usurious rate of interest per annum permitted by applicable Louisiana law or (b) the greater of (i) the prime rate plus 8% or (ii) fourteen percent (14%). Under the terms of the Second Amended Thermo Revolver, the Company must maintain certain financial covenants including a net worth of at least $5,000,000, computed on a fair value basis, at each fiscal quarter, a debt service coverage ratio that ranges between 1.10 and 1.20 over the remaining life of the revolver and an operating income no less than zero at any fiscal quarter. The purpose of the Second Amended Thermo Revolver was to retire the former factoring debt facility with Thermo and to provide additional availability to the Company for its ongoing working capital needs.  As of May 31, 2011, the Company has a current repayment liability under the Second Amended Thermo Revolver related to a loan commitment fee obligation of approximately $68,000 due on August 1, 2011. Subsequent to August 1, 2011, the Company negotiated a reduced loan commitment fee payment of $45,000 with Thermo and paid the amount in full as of the date of this Report.

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

Under the Second Amended Thermo Revolver, Thermo maintains a lien and security interest in substantially all of the Company’s assets, including its properties, accounts, inventory, goods and the like.

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

Subsequent to the third amendment of the Thermo Revolver, Thermo informed the Company that it could no longer borrow additional funds under the revolver due to the over-advances outstanding on the Company’s non-accounts receivable assets, the total outstanding balance of the credit facility and Thermo’s inability to borrow additional cash from its own funding source due to certain concentration issues. As of the date of this Report, the Thermo Revolver has not been amended.

As of August 31, 2011, the Company had approximately $11,209,000 in loans outstanding under the Third Amended Thermo Revolver which included loan commitment fees due on January 31, 2012 of $135,000.

For the three months ended August 31, 2011, the Company was not in compliance with its financial covenants as defined under the terms of the Thermo Revolver.  The Company did not meet the specified requirements under the debt service coverage ratio calculation and had negative operating income. The Company has obtained waivers of these covenants through August 31, 2011.  If the Company does not comply with the covenants of its debt agreement with Thermo in the future, and if future waivers or loan modifications are not obtained, Thermo will have certain remedies available to them which include increasing the interest rates, accelerating the payments due under the loan and exercising its security interests against some or all of the Company’s assets.

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

On June 13, 2011, effective August 31, 2011, the Company and each holder of the GM Promissory Notes agreed to amend the terms and provisions of the GM Promissory Notes, for the purpose of extending the final payment due under the GM Promissory Notes to the earlier to occur: (x) 30 days following the Company’s reaching a settlement in its ongoing arbitration matter with AT&T or (y) January 10, 2012 (the “Amendment No. 2”).  All other terms and provisions of the GM Promissory Notes, as amended to date, remain unchanged.  As a result of Amendment No. 2, the Company will continue to make monthly installments of $25,000, in aggregate, to the holders through the date a final payment becomes due.  In the event the final payment is not due until January 10, 2012, the Company would be obligated to pay $313,750 to the holders on that date.  As of August 31, 2011, a total of $389,000 was outstanding under the notes.

Maturities:  Scheduled maturities of long-term debt outstanding (excluding interest payable) are as follows (in thousands):

		Year Ended August 31,
	TOTAL	2012	2013

Thermo revolving credit facility	$11,209	$1,186	$10,023
East West Bank debt	2,229	2,229	-
Jardine Capital Corporation bank debt	565	565	-
Warrant redemption notes payable	389	389	-
	$14,392	$4,369	$10,023

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

As of August 31, 2011, the Company has recorded $100,000 as current portion of trademark purchase obligation (July 1, 2012 payment) as a current liability and has recorded $100,000 (payments due thereafter) under long-term trademark purchase obligation as a long-term liability.

In addition, under the terms of the agreement, the Company can continue to use the domain name www.hawkelectronics.com but will be required to pay Hawk a monthly royalty fee to use the domain name beginning August 1, 2013. A monthly royalty payment of $2,000 will be due during the first year of use with a 10% increase to the monthly fee each subsequent year the domain name is used by the Company.

NOTE 10 - INCOME TAXES

Significant components of the Company’s deferred taxes as of August 31, 2011 and May 31, 2011 are as follows (in thousands):

	August 31,	May 31,
	2011	2011

Deferred Tax Assets:
Current deferred tax assets:
Accrued liabilities	$244	$204
Deferred revenue	51	51
Inventories	106	102
Allowance for doubtful accounts	81	93
	482	450
Valuation allowance	(482)	(450)
Current deferred tax assets, net of valuation allowance	-	-

Non-current deferred tax assets:
Net operating loss	10,924	10,781
Accrued liabilities	494	409
Intangible assets	341	258
Fixed assets	217	203
Licenses	11	12
Other	39	42
	12,026	11,705
Valuation allowance	(12,026)	(11,705)
Non-current deferred tax assets, net of valuation allowance	-	-

The Company has approximately $32,129,000 of net operating losses at August 31, 2011, which are available to reduce the Company’s future taxable income and will expire in the years 2027 through 2032.  As a result of a change in ownership of Teletouch on August 11, 2011 (see “Change of Ownership and Voting Control of Teletouch” in Note 12 – “Shareholders’ Equity” for additional discussion on the change of control transaction), which constituted a change of control of the Company under the Internal Revenue Code, the Company’s ability to utilize the net operating losses it has accumulated through August 11, 2011 (the date of the change of control) to offset future taxable income will be limited under Section 382 of the Internal Revenue Code.  As of the date of this Report, the Company has not determined the specific limitation amount but believes such limitations will significantly reduce its ability to offset future taxable income with its existing net operating losses. The utilization of some of these losses may be further limited under other applicable provisions of the Internal Revenue Code.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate as of August 31, 2011 and has not recognized any additional liabilities for uncertain tax positions under the guidance of ASC 740. The Company’s tax years 2005 through 2010 for federal returns and 2009 through 2011 for state returns remain open to major taxing jurisdictions in which we operate, although no material changes to unrecognized tax positions are expected within the next year.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Teletouch leases buildings, transmission towers, and equipment under non-cancelable operating leases ranging from one to twenty years.  These leases contain various renewal terms and restrictions as to use of the property.  Some of the leases contain provisions for future rent increases.  The total amount of rental payments due over the lease terms is charged to rent expense on the straight-line method over the term of the leases.  The difference between rent expense recorded and the amount paid is recorded as deferred rental expense, which is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.  Rent expense was $289,000, and $339,000 in the months ended August 31, 2011 and  2010, respectively.  Future minimum rental commitments under non-cancelable leases are as follows (in thousands):

	Operating Lease Payments Due By Period
	(in thousands)
	Twelve Months Ending August 31,
	Total	2012	2013	2014	2015	Thereafter

Operating leases	$4,551	$532	$400	$334	$205	$3,080

Sales and Use Tax Audit Contingency

In October 2010, the Company became subject to a sales and use tax audit covering the period of January 2006 to October 2009. During the second quarter of fiscal year 2011 and while preparing for this audit, the Company identified issues with the prior application and interpretation of sales tax rates assessed on services billed to its cellular subscribers. Prior sales tax audits on these billings have not detected these issues although the methodology for computing sales taxes was similar in these prior periods.  The Company concluded that it is probable that these issues will be identified and challenged in the current audit based on the initial inquiries by the sales tax auditor.  As of August 31, 2011 and through the date of this Report, we are unable to estimate the outcome of the audit but can estimate a range of potential liability between $22,000 and $2,490,000. This range includes a low estimate based on similar audit results in prior periods to a high estimate based on a conservative application of sales tax rates to all cellular services billed during the audit period and including underpayment penalties and interest.  The application of the various sales tax laws and rates on the Company’s cellular services is complex and the actual liability could fall outside of our estimated range due to items identified during the audit but not considered by us.

Since the sales tax audit is ongoing and the Company is unable make a reasonable estimate of the outcome of this audit, under ASC 450, Contingencies, the Company has concluded that the appropriate accrual would be the lower end of the range.  Based on the immateriality of the $22,000 estimated liability at the lower end of the range, the Company has not recorded an accrual for this loss as of August 31, 2011.  As the audit progresses and if the Company can better estimate the outcome of the audit, it will record this accrual and a charge against earnings in that period. As of the date of this Report, the Company has given the State a statute extension for the periods under the audit through February 28, 2012.

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

Series C Preferred Stock:  At August 31, 2011, no shares of Series C Preferred Stock with a par value of $0.001 are issued and outstanding.

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

Other Regulatory and Contractual Consents Required:  Since the Company holds certain licenses for radio frequencies from the Federal Communications Commission (“FCC”), it is required to seek approval in advance for any changes in ownership that result in a change in control or be subject to fines and other penalties assessed by the FCC.  Because of the circumstances of the Exchange, the FCC granted a waiver of its advance approval requirements and categorized this transaction as an “involuntary” change of control under its rules.  Because the transaction has been deemed involuntary by the FCC, the Company had 30 days to submit the forms reporting the change in control, including information on the new owners.  The Company does not expect this ownership change to be challenged by the FCC. As of the date of this Report, the Company has filed the necessary change in control report and it is currently being reviewed by the FCC. The Company expects the FCC to approve this transaction in the near future.

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

NOTE 13 - STOCK OPTIONS

Teletouch’s 1994 Stock Option and Stock Appreciation Rights Plan (the “1994 Plan”) was adopted in July 1994 and provided for the granting of incentive and non-incentive stock options and stock appreciation rights to officers, directors, employees and consultants to purchase not more than an aggregate of 1,000,000 shares of common stock. Under the terms of the 1994 Plan, no additional options can be granted under this Plan after July 2004 which is the tenth anniversary following the adoption of the Plan. The Compensation Committee or the Board of Directors administers the options remaining outstanding under the 1994 Plan. Exercise prices in the following table have been adjusted to give effect to the repricing that took effect in December 1999 and November 2001 (discussed below).

On November 7, 2002, the Company’s common shareholders voted to adopt and ratify the Teletouch 2002 Stock Option and Appreciation Rights Plan (the “2002 Plan”).  Under the 2002 Plan, Teletouch may issue options, which will result in the issuance of up to an aggregate of 10,000,000 shares of Teletouch’s common stock through October 2012. The 2002 Plan provides for options, which qualify as incentive stock options (Incentive Options) under Section 422 of the Code, as well as the issuance of non-qualified options (Non-Qualified Options). The shares issued by Teletouch under the 2002 Plan may be either treasury shares or authorized but unissued shares as Teletouch’s Board of Directors may determine from time to time.  Pursuant to the terms of the 2002 Plan, Teletouch may grant Non-Qualified Options and Stock Appreciation Rights (SARs) only to officers, directors, employees and consultants of Teletouch or any of Teletouch’s subsidiaries as selected by the Board of Directors or the Compensation Committee.  The 2002 Plan also provides that the Incentive Options shall be available only to officers or employees of Teletouch or any of Teletouch’s subsidiaries as selected by the Board of Directors or Compensation Committee. The price at which shares of common stock covered by the option can be purchased is computed as the average of the closing price of the Company’s stock for the five days preceding the grant date.  To the extent that an Incentive Option or Non-Qualified Option is not exercised within the period in which it may be exercised in accordance with the terms and provisions of the 2002 Plan described above, the Incentive Option or Non-Qualified Option will expire as to the then unexercised portion.  In addition, employees that cease their services with the Company and hold vested options will have the ability to exercise their vested options for a period three months after their termination date with the Company.

As of August 31, 2011, approximately 27,329 Non-Qualified Options and 12,000 Incentive Options are outstanding under the 1994 Plan, and approximately 616,998 Non-Qualified Options and 5,692,657 Incentive Options are outstanding under the 2002 Plan.

A summary of option activity for the three months ended August 31, 2011 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at June 1, 2011	5,655,817	$0.26	6.88	$921,826
Granted	693,167	0.48	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at August 31, 2011	6,348,984	0.29	6.97	$1,683,735

Options exercisable at August 31, 2011	6,098,984	$0.28	6.89	$1,627,735

The following table summarizes the status of the Company’s non-vested stock options since June 1, 2011:

	Non-vested Options
		Weighted-
	Number of	Average Fair
	Shares	Value
Non-vested at June 1, 2011	1,004,385	$0.21
Granted	693,167	0.30
Vested	(693,167)	0.30
Forfeited	-	-
Non-vested at August 31, 2011	1,004,385	$0.21

The Company recorded approximately $251,000 and $264,000 in stock based compensation expense in the consolidated financial statements for the three months ended August 31, 2011 and 2010, respectively.

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

Rainbow Resources, Inc.(“RRI”) – RRI is an oil and gas exploration and development company that owns 1,200,000 shares of Teletouch common stock. Robert McMurrey, Chairman and Chief Executive Officer of Teletouch, has voting and dispositive power over all Teletouch securities owned by RRI.  The Company paid certain health insurance expenses on behalf of RRI in the periods presented in this Report. As of August 31, 2011 no balance was due from RRI related to these expenses.

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

On August 17, 2011, TLLP closed on a transaction to settle certain of its debt obligations and retire its outstanding redeemable Series A Preferred Units.  The result of this transaction was that TLLP transferred a total of 27,000,000 shares of Teletouch’s common stock to settle these obligations leaving it with 3,650,999 shares of Teletouch’s common stock or approximately 7.5% ownership of Teletouch (see “Change of Ownership and Voting Control of Teletouch” in Note 12 – “Shareholders’ Equity” for further discussion on this transaction).

The Company received certain dividend payments from investments belonging to TLLP and paid certain consulting and legal fees on behalf of TLLP in the periods presented in this Report.  These transactions resulted in a receivable due from TLLP of approximately $9,000 as of May 31, 2011. This receivable was subsequently paid by TLLP in June 2011.  As of August 31, 2011, no balance was due to or from TLLP.

NVRDUL, LLC (“NVRDUL”) – NVRDUL is an entity controlled by Carri P. Hyde, spouse of Thomas A. Hyde, Jr., Director, President and Chief Operating Officer of the Company.  Mr. Hyde has no direct involvement with the operations of NVRDUL but is related only through marriage.  The Company provides certain office space to NVRDUL in exchange for certain public relations services.  During the fourth quarter of fiscal year 2011, the Company agreed to sub-lease certain billboards to NVRDUL at the same rate that the Company is contractually obligated to pay for these billboards.  NVRDUL was billed approximately $40,000 for this billboard space for the fourth quarter of fiscal year 2011 and the full amount remains outstanding as of August 31, 2011.  The Company expects to be paid in full by the end of the second quarter of fiscal year 2012.

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

The following tables summarize the Company’s operating financial information by each segment for the fiscal years ended August 31, 2011 and 2010 (in thousands):

	Three Months Ended August 31, 2011
	Segments
	Cellular	Two-way	Wholesale	Corporate	Total
Operating revenues:
Service and installation revenue	$4,123	$358	$2	$-	$4,483
Product sales revenue	499	2,576	2,859	2	5,936
Total operating revenues	4,622	2,934	2,861	2	10,419

Operating expenses:
Cost of service and installation (exclusive of depreciation and amortization included below)	979	475	25	-	1,479
Cost of products sold	804	2,336	2,569	-	5,709
Selling and general and administrative	545	148	256	2,181	3,130
Depreciation and amortization	-	25	-	280	305
Total operating expenses	2,328	2,984	2,850	2,461	10,623
Income (loss) from operations	2,294	(50)	11	(2,459)	(204)

Other expense:
Interest expense, net	-	-	-	(527)	(527)

Income (loss) before income tax expense	2,294	(50)	11	(2,986)	(731)
Income tax expense	-	-	-	41	41
Net income (loss)	$2,294	$(50)	$11	$(3,027)	$(772)

	Three Months Ended August 31, 2010
	Segments
	Cellular	Two-way	Wholesale	Corporate	Total
Operating revenues:
Service and installation revenue	$5,264	$426	$30	$17	$5,737
Product sales revenue	893	684	1,662	2	3,241
Total operating revenues	6,157	1,110	1,692	19	8,978

Operating expenses:
Cost of service and installation (exclusive of depreciation and amortization included below)	1,144	367	16	-	1,527
Cost of products sold	1,078	524	1,261	(1)	2,862
Selling and general and administrative	910	150	411	2,445	3,916
Depreciation and amortization	-	21	-	258	279
Total operating expenses	3,132	1,062	1,688	2,702	8,584
Income (loss) from operations	3,025	48	4	(2,683)	394

Other expense:
Interest expense, net	-	-	-	(568)	(568)

Income (loss) before income tax expense	3,025	48	4	(3,251)	(174)
Income tax expense	-	-	-	56	56
Net income (loss)	$3,025	$48	$4	$(3,307)	$(230)

The Company identifies its assets by segment. Significant assets of the Company’s corporate offices include all of the Company’s cash, property and equipment, loan origination costs and the patent held for sale.  The Company’s assets by segment as of August 31, 2011 and May 31, 2011 are as follows:

	August 31, 2011			May 31, 2011
	Total Assets	Property and Equipment, net	Goodwill and Intangible Assets, net	Total Assets	Property and Equipment, net	Goodwill and Intangible Assets, net

Segment
Cellular	$7,894	$62	$3,133	$8,284	$62	$3,325
Two-way	3,536	388	374	2,031	394	374
Wholesale	1,173	9	-	1,121	8	-
Corporate	5,304	2,118	156	4,975	2,155	206

Totals	$17,907	$2,577	$3,663	$16,411	$2,619	$3,905

During the three months ended August 31, 2011 and 2010, the Company did not have a single customer that represented more than 10% of total segment revenues.

NOTE 16 – SUBSEQUENT EVENTS

Amendment to Thermo Revolving Credit Facility

For the three months ended August 31, 2011, the Company was not in compliance with its financial covenants as defined under the terms of the Thermo Revolver.  The Company did not meet the specified requirements under the debt service coverage ratio calculation and had negative operating income which triggered an event of default under the terms of the Thermo Revolver. On October 11, 2011, the Company received a waiver of these financial covenants and the resulting events of default for the quarter ended August 31, 2011.  The waiver does not extend to any periods following this quarter.

In conjunction with the waiver and on October 11, 2011, the Company entered into Amendment No. 4 to the Loan and Security Agreement whereby the loan commitment amount was reduced from $18,000,000, as established under the second amendment to the Thermo Revolver effective August 1, 2009, to $12,000,000 as of October 11, 2011.  The loan commitment will continue to be reduced monthly by the Monthly Step Down amount, which as of the date of this report is approximately $53,000 per month.  As a result of the reduced loan commitment amount, the loan commitment fee of $68,000 payable on August 1, 2011, as required under the second amendment to the Thermo Revolver, is reduced to $45,000 under the terms of Amendment No. 4.  The Company paid the amended commitment fee amount in August 2011 and as a result of this Amendment No. 4, has recognized this reduced liability as of August 31, 2011.  All other terms of the Thermo Revolver remain unchanged. The Company is currently negotiating with Thermo on certain ongoing relief to the financial covenants and repayment terms under the Thermo Revolver but has been unable to finalize these negotiations as of the date of this Report.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of results of operations and financial condition is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company.  This discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes and the discussions under “Critical Accounting Estimates,” which describes key estimates and assumptions we make in the preparation of our financial statements.   The Company’s first quarter begins on June 1 and ends on August 31.

On August 11, 2011, there was a change in ownership of the Company due to TLLP, the Company’s former parent company, selling shares of Teletouch common stock to settle certain debt obligations (see “Change of Ownership and Voting Control of Teletouch” in Note 12 - “Shareholders’ Equity” for more information on the change of control).

Executive Summary

In the first quarter of fiscal year 2012, despite sales increases of over 16%,  the Company continued to experience operating losses primarily due to the ongoing dispute with AT&T, which  has resulted in further subscriber attrition and revenue losses in our core cellular business segment.  The dispute with AT&T has been in arbitration since September 2009 and damages to the Company have been accumulating, at an increasing rate, since the launch of the iPhone in June 2007.

The Company does expect to resolve its contractual differences with AT&T during this fiscal year, either through successfully documenting the current settlement framework in the relatively near future, or by completion of the arbitration litigation.

On May 17, 2011, the Company and AT&T attended a mandatory mediation session ordered by the arbitrator in the pending binding arbitration proceeding. At the mediation, the parties made significant progress toward reaching a settlement agreement, the final terms of which, if agreed upon, were initially expected to be documented in June 2011.

On July 19, 2011, as a result of the settlement discussions taking longer than anticipated and progress that had been made to date, the Company and AT&T mutually agreed to delay the July 22, 2011 arbitration date and continue working toward completing documentation on the terms of the final settlement agreement. While the Company and AT&T made progress on certain terms of the settlement, certain other terms as proposed by AT&T were unacceptable to the Company.

On October 3, 2011, the parties voluntarily attended a second mediation session, whereby the majority of the outstanding issues were resolved, a revised settlement framework was agreed to and the parties further agreed to work towards completing documentation on the final terms and conditions of the settlement agreement.

As a result of these matters having not concluded by the end of the three months ended August 31, 2011, the Company is reporting a net loss of approximately $772,000 compared to a net loss of approximately $230,000 for the three months ended August 31, 2010 which is an approximately $542,000 decrease in profits quarter over quarter. The $731,000 decrease in net income from the Company’s cellular business segment as compared to the first quarter of fiscal year 2011 is a result of the net loss of approximately 12,000 cellular subscribers or a 21% decrease of the total cellular subscriber base. The decrease in the Company’s operating results quarter over quarter was partially offset by corporate operating expense reduction measures that took place during fiscal year 2011.  Additionally, the Company continues to incur legal and professional fees to support its ongoing litigation against AT&T, including legal expenses of approximately $167,000 during the first quarter of fiscal year 2012.  Although the Company started settlement discussions with AT&T in May 2011, which contemplates a multi-year renewal of all of its agreements with AT&T along with certain cash consideration for its damages, these discussions are progressing at a slower pace than originally anticipated. If the current settlement framework cannot be completed, the Company may be forced to put this matter back in the hands of the arbitrator and proceed toward a final hearing (see  Item 1. Legal Proceedings for discussion of the action brought against AT&T related to the iPhone and other matters).

AT&T’s actions and the ongoing litigation have not only taken a toll on the operating results of the Company but have caused the Company to divert significant personnel resources to this effort and have had a material impact on the Company’s liquidity.  Further, certain debt obligations are near maturing that the Company has been unable to refinance to date, primarily due to the degradation of the business caused by the ongoing dispute with AT&T.  As of August 31, 2011, the Company is reporting a working capital deficit of $7,472,000 compared to a deficit of $7,002,000 as of May 31, 2011.

These financial challenges have been met by aggressive cost reduction measures at the Company beginning in fiscal year 2010 and continuing through fiscal year 2011.  The Company implemented business restructuring plans in December 2010, February 2011 and April 2011 in an effort to realign its costs with its declining cellular revenues.  The cost reduction initiatives have reduced current monthly operating expenses, primarily payroll expenses, by approximately $190,000 as compared to December 2010.

The Company has concentrated on retaining its cellular customers and slowing the rate of attrition as much as possible, but these subscriber losses are expected to continue at the same or possibly an increased rate until such time as the Company is successful negotiating a renewal of its agreements with AT&T or such time as the arbitrator causes AT&T to provide to the Company the products and services that to date have been withheld.  There are numerous possible outcomes to the litigation and the settlement discussions with AT&T, and the Company can provide no assurance that any outcome will result in it being able to recover the losses it has incurred to date or slow the current rate of decline in this business.  Therefore, much of the Company’s efforts are focusing on enhancing revenues from its wholesale distribution business segment and its two-way radio business segment.

The Company is cautiously optimistic that its efforts in fiscal year 2011 have positioned the wholesale distribution business and the two-way radio business unit for growth in fiscal year 2012.  A number of discussions are ongoing with cellular handset manufacturers to negotiate direct purchasing relationships, which could provide a sufficient and steady supply of handsets for its wholesale business unit to meet the continuing demand for these handsets in both domestic and international markets. To date, no direct purchasing agreements with cellular manufacturers have been completed, but the Company is hopeful that it will be able to finalize one or more such agreements during fiscal year 2012.

Fiscal year 2011 was a key year for our two-way radio business unit in that the Company was awarded a multi-year contract with the General Services Administration (“GSA”), a Texas Multiple Award Schedule (“TXMAS”) contract by the State of Texas and was approved to have its two-way radio and emergency vehicle products listed on BuyBoard®, a website operated by an administrative agency of the State of Texas.  These contract awards allow the Company to expand its distribution to federal, state, and local governments as well as to schools and universities outside of the Company’s current geographic footprint.  Further, being an approved vendor under these contracts does provide a competitive advantage for the Company over many of its competitors by allowing it to sell direct to these types of entities and bypass the bid process.  Sales under these contracts during fiscal year 2011 were not material to the two-way business unit but the Company saw an improvement in sales under the contracts in the three months ended August 31, 2011 by recording approximately $1,769,000 in revenues primarily from light bar sales to the Texas Department of Transportation. The Company anticipates sales under the GSA and TXMAS contracts to remain steady throughout the remainder of fiscal year 2012.

During fiscal year 2011, the Company restructured its sales organization and created new sales teams, regional sales managers and product managers in an effort to promote the cross-selling of all product lines across the Company.  The product managers are focused on growing the Company’s product lines with the development of new sales strategies and are continually analyzing the Company’s product mix for increased sales.  The product managers also assist the sales teams and managers with back-end support such as creating and updating price lists, quoting specialty jobs and supplying technical knowledge of the products sold within the Company.  The restructured sales organization has already improved sales in targeted areas and the Company expects continued improvements throughout fiscal year 2012.

Although the Company believes it can maintain a profitable but declining cellular business in the future with its existing subscriber base, organic growth in its other business units or new business acquisitions will be necessary to offset expected losses of revenue and profits from its core legacy cellular business. Since the Company struggled to significantly increase the revenues in its different business units during fiscal year 2011, the Company is increasing its efforts in fiscal year 2012 to identify businesses to acquire that have growth potential and would be able to leverage the Company’s existing resources. The Company has been in discussion with an acquisition target that is complementary to its existing business operations and capable of replacing the majority of the revenues lost in the Company’s cellular business. During the third quarter of fiscal year 2011, the Company engaged an investment banking firm to negotiate this transaction and secure financing for the acquisition. Late in fiscal year 2011, the Company entered into a non-binding letter of intent to purchase the target company and had received non-binding commitments to finance the transaction from several financing sources. The Company has completed some initial diligence on the target company which raised certain concerns about its financial records.  The Company expects to make a determination of its level of interest in pursuing this acquisition further or if there are alternative ways to structure this transaction in order to comply with Teletouch’s public company requirements by the end of the second quarter of fiscal year 2012.  If the Company decides to proceed, the timing of completing this acquisition will be dependent on many factors, one of which will be the completion of financial statement audits which, will be required for Teletouch to enter into this transaction.  The Company can provide no assurance that it will decide to move forward with its efforts to complete this transaction nor can it provide any assurance the target company can be audited if it does decide to move forward with the transaction.

Discussion of Business Strategy by Operating Segment

During fiscal year 2011, the Company was successful in improving its operating results across all of its business units through aggressive cost management and expended significant effort into retaining its recurring cellular subscriber base, but with operating results continuing to deteriorate, the Company started to shift its focus toward developing new sources of revenue for its wholesale distribution and its two-way radio business units.  In fiscal year 2012, the Company expects to complete its litigation against AT&T or reach a settlement with AT&T, which will determine the future of its current cellular business.  Until such time as an outcome is determined on its cellular business with AT&T, the Company will continue its efforts to retain its cellular subscribers and control costs but will focus on growing its public safety equipment product lines in its two-way business through the various government contracts it was awarded in fiscal year 2011 and focus on securing additional similar contracts with other states.  Improving results for fiscal year 2012 in the Company’s wholesale business will be dependent on negotiating one or more direct relationships with a cellular handset manufacturer which to date has proven to be a difficult and lengthy process. The Company is hopeful that following the conclusion of the litigation against AT&T and with improved operating results that one or more of its negotiations with cellular handset manufacturers may be finalized.  In the event that its organic growth efforts do not produce better results for fiscal year 2012, the Company will be increasing its efforts to identify acquisition opportunities and find further cost reduction opportunities in all businesses to maximize profitability.  To support its growth efforts and improve liquidity in fiscal year 2012, the Company will also be diligently working to secure new financing or modification and extensions on existing financing.

Cellular Operations

With PCI’s exclusivity to AT&T in the DFW market lifted in August 2009 after the expiration of the initial term of its primary cellular distribution agreement with AT&T and after being unable to reach an alternate form of agreement with AT&T, the Company began actively negotiating final terms under a variety of new cellular carriers, WiFi, WiMax and related wireless communications relationships. The Company began launching these new cellular carrier services and products in the later part of fiscal year 2010. On January 19, 2010, the Company signed a new two-year, national distribution agreement with Clearwire Communications (NASDAQ: CLWR) to sell its 4G service called CLEAR.  On January 26, 2010, the Company announced that it had entered into a two-year, Authorized Representative Agreement with Sprint (NYSE:S) subsidiary, Sprint Solutions, Inc. In December 2010 and September 2011, the Company mutually agreed to terminate its agreement with Sprint and Clearwire, respectively due to lower than expected activations and a variety of sales and operational support issues encountered.  Despite the lack of success with Sprint and Clearwire and until such time as any new agreement is negotiated with AT&T, the Company will continue to develop new carrier relationships to offer its customers a choice in services and additional products which it expects will help in its efforts to retain its cellular customers in DFW and San Antonio.

In fiscal year 2012, the Company is focusing on the retention of its approximately 45,000 remaining cellular subscribers, which primarily reside in the DFW and San Antonio markets in Texas.  In addition, the Company will continue to focus on developing the other markets covered by its existing AT&T distribution agreements, which includes the East Texas market where Teletouch currently has personnel and existing infrastructure in place.

In the event that the Company is successful in reaching a settlement agreement with AT&T and such settlement includes a multi-year extension of all of its distribution agreements with AT&T, the Company will shift its focus and resources in its cellular business to subscriber acquisition to begin restoring its subscriber base and build its recurring revenues.  There is no assurance that the Company will be able to reach any settlement agreement with AT&T and therefore would have to rely on a favorable outcome from the litigation for any opportunity to grow its cellular business again.  The Company cannot provide any assurance that it will prevail or that any outcome will be favorable if this dispute has to be settled by the arbitrator (See Item 1. Legal Proceedings for discussion of the action brought against AT&T related to the iPhone and other matters).

Wholesale Business

Beginning in fiscal 2010 and continuing into fiscal 2011, the Company materially increased its cellular handset brokerage business selling to volume buyers both domestically and internationally.  Initially the Company primarily brokered phones manufactured by Research In Motion, better known as the manufacturer of Blackberry® cellular handsets. This brokerage business has significantly contributed to the product sales for the Company’s wholesale business for the previous two fiscal years and is the majority of the sales from the Company’s wholesale business in the three months ended August 31, 2011. In the later part of fiscal year 2011, the Company obtained a Master Distributor Agreement with AFC Trident, Inc., which allows the Company to sell high quality cellular phone accessories exclusively in certain states. The Company continues to focus on pursuing new suppliers of cellular handsets to support the wholesale brokerage business as well as locating additional products to complement its wholesale distribution operations.

Two-Way Radio Operations

In fiscal year 2010, the Company’s two-way division secured a contract in support of the re-banding efforts undertaken nationally to migrate public safety communications to frequencies that will not experience interference from certain radio channels operated by Sprint / Nextel.  This project covers the East Texas market and generated $100,000 in net installation revenues during fiscal year 2011.  As this project near completion, the Company anticipates a reduced level of revenues generated from this project in fiscal year 2012 compared to the revenues recorded in fiscal year 2011. Teletouch’s long-term relationships and reputation with the various governmental entities over its roughly 47 year presence in East Texas has allowed the Company to procure this business to date. In fiscal year 2011, the Company was successful in expanding its two-way business in different markets by focusing on government entities and business customers in the DFW area that are long-term cellular customers of PCI.  During fiscal year 2012, the Company will continue to explore expanding its two-way business beyond the East Texas and DFW market areas.

As a complement to and embedded in its two-way radio segment, the Company began selling emergency vehicle products in late 2007 under several master distributor agreements with its suppliers.  The product lines include various aftermarket accessories that are added to vehicles in the public safety industry, but primarily includes light bars, sirens and in-vehicle consoles and accessories.  During fiscal year 2011, the Company focused on expanding the distribution of these product lines to other markets by cross-training existing sales personnel in those other markets as well as by opening new distribution points in those markets.  In addition, the Company worked with its manufacturers to secure approval to sell these products into other protected markets and to potentially acquire other existing distribution in these markets.

In September 2010, Teletouch was awarded a multi-year contract with the General Services Administration (“GSA”) initially for the Company's comprehensive product line of public safety, emergency vehicle lighting and siren equipment manufactured by Whelen Engineering, Inc.   The contract allows the Company the opportunity to compete in the public and emergency products category nationwide, allowing federal, state and  / or local government agencies to purchase items from the Company’s public safety product line quickly and cost effectively. In addition, the contract enables the Company to streamline its purchasing process for its current government customers and will allow the Company to serve new customers around the country in the same manner.  Furthermore, in the near future, the Company expects to offer additional products and services from its other vendors through the GSA. The GSA Schedule is a government-wide procurement system. Teletouch will be providing all government agencies with the contracted "best value" pricing, as well as simplifying procurement for its products and services. When government agencies place orders with Teletouch, it will allow the agencies to fulfill their bidding and quote comparison requirements, without having to prepare new bids, which will increase overall purchasing efficiency and lower costs. The GSA contract award criteria were stringent and Teletouch was evaluated on its overall quality, pricing, financial, corporate stability and customer references. Teletouch's public safety products will fall under Schedule 84, which includes Total Solutions for Law Enforcement, Security, Facilities Management, Fire, Rescue, Clothing, Marine Craft and Emergency / Disaster Response. The Company’s contract with the GSA was effective on October 1, 2010, for an initial period of five years, with the GSA having the option to extend the contract for three additional 5-year periods.

In addition, during fiscal year 2011, the Company pursued contracts with other agencies in an effort to sell its public safety product line with city, county and state government agencies which do not procure their products through the GSA system. In March 2011, the Company was approved to have its two-way radio and emergency vehicle products listed on BuyBoard®, a website operated by the Local Government Purchasing Cooperative, an administrative agency in the State of Texas tasked with identifying and approving qualified vendors, products and services for purchase by all cities, counties and schools in the State.  In late fiscal year 2011, the Company was notified of being awarded a Texas Multiple Award Schedule (“TXMAS”) contract by the State of Texas which allows the Company to sell its products to all State agencies and authorized local public entities.  Both BuyBoard® and TXMAS provide additional means for the Company’s products to be purchased by public entities in the State of Texas without being subjected to the lengthy bidding process required to purchase these products from other non-approved companies in the State. These alternative sales outlets allow government agencies to purchase products in the same cost effective manner as if they were utilizing the GSA system.

During fiscal year 2012, the Company will continue to focus its efforts on expanding its public safety equipment product lines using the GSA, TXMAS and BuyBoard® contracts as well as continue its efforts to secure similar contracts in other states to increase its sales to federal, state and local government agencies.

Results of Operations for the three months ended August 31, 2011 and 2010

Overview of Operating Results for Three Months ended August 31, 2011 and 2010

The consolidated operating results for the three months ended August  31, 2011 and 2010 are as follows:

(dollars in thousands)	Three Months Ended August 31,		2011 vs 2010
	2011	2010	$ Change	% Change
Operating results
Service and installation revenue	$4,483	$5,737	$(1,254)	-22%
Product sales revenue	5,936	3,241	2,695	83%
Total operating revenues	10,419	8,978	1,441	16%

Cost of service, rent and maintenance (exclusive of depreciation and amortization)	1,479	1,527	(48)	-3%

Cost of products sold	5,709	2,862	2,847	99%

Other operating expenses	3,435	4,195	(760)	-18%

Operating income (loss)	$(204)	$394	$(598)	-152%
			-
Net loss	$(772)	$(230)	$(542)	-236%

The increase in net loss for the three months ended August 31, 2011 compared to the three months ended August 31, 2010 is primarily attributable to the reduction in net income from the Company’s cellular business segment. The Company’s cellular operations experienced a decrease in net income of approximately $731,000 period over period due to a loss of approximately 12,000 cellular subscribers, or a 21% decrease of its cellular subscriber base since August 31, 2010.  The Company has focused on enhancing its profit margins on its cellular service revenues by selling more profitable cellular features provided by PCI to its remaining subscriber base and by controlling expenses in this business unit, but these efforts have minimally offset the loss of margins resulting from subscriber attrition over the last twelve months.  Of the approximately 12,000 cellular subscribers lost since August 31, 2010, approximately, 7,200 of those subscribers were lost to AT&T and of these, approximately 3,700 subscribers transferred to AT&T to purchase the iPhone.  These significant losses of cellular subscribers to AT&T are the basis for our ongoing litigation against AT&T.  The Company’s wholesale operations experienced net income of approximately $11,000 and $4,000 for the three months ended August 31, 2011 and 2010, respectively. Although the wholesale business segment increased revenues by approximately $1,200,000 period over period, it experienced lower profit margins on those sales due to the increase in relatively low margin cellular handset brokerage sales in the three months ended August 31, 2011 compared to the three months ended August 31, 2010. Wholesale revenues for the three months ended August 31, 2011 were approximately $2,900,000 compared to revenues of approximately $1,700,000 for the three months ended August 31, 2010. The Company’s two-way operations experienced a decrease in net income of approximately $98,000 quarter over quarter.  The two-way business recorded a net loss of approximately $50,000 for the three months ended August 31, 2011 compared to net income recorded of approximately $48,000 for the three months ended August 31, 2010.  The Company’s two-way business segment also experienced an increase in revenues quarter over quarter but recorded lower earnings due to the increase in public safety equipment sales.  PSE product sales usually have lower profit margins compared to traditional two-way radio product sales due to the highly competitive market for these products and the pricing required to win contracts and bids with federal, state and local government entities.  Two-way revenues for the three months ended August 31, 2011 were approximately $2,900,000 compared to revenues of approximately $1,100,000 for the three months ended August 31, 2010. The decrease in earnings in the two-way business segment is also attributable to service revenues recorded with minimal costs in the first quarter of fiscal year 2011 related to the City of Tyler radio frequency re-banding project. There were no similar revenues and margins recorded in the first quarter of fiscal year 2012.

The Company was able to offset a portion of the overall decrease in profits from its three business segments for the three months ended August 31, 2011 compared to the three months ended August 31, 2010 due to the cost reduction measures it took in fiscal year 2011. The Company restructured its business units to align its costs with the reduction in revenues.  The first quarter of fiscal year 2012 was able to receive the full impact of the reduction in monthly costs of approximately $190,000 due to the restructuring efforts.  If the Company is unable to improve revenues and operating results in fiscal year 2012, further cost reduction measures will be taken.

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

Service and Installation Revenue for the Three Months ended August  31, 2011 and 2010

The service and installation, revenues shown below have been grouped and are discussed by the Company’s reportable operating segments as defined under GAAP. The corporate category includes the service revenues that are not generated by the business operations of the Company that meet the quantitative requirements for segment reporting under GAAP.  The corporate service revenues recorded in the three months ended August 31, 2010 primarily consist of revenues earned from a mineral rights lease the Company executed with Chesapeake Exploration, LLC, in June 2008. The primary term of the mineral rights lease expired in June 2011.

(dollars in thousands)	Three Months Ended August 31,		2011 vs 2010
	2011	2010	$ Change	% Change

Service and installation revenue
Cellular operations
Gross cellular subscription billings	$8,610	$10,901	$(2,291)	-21%
Net revenue adjustment (revenue share due to AT&T)	(4,487)	(5,637)	1,150	-20%
Net revenue reported from cellular subscription billings	4,123	5,264	(1,141)	-22%

Two-way radio operations	358	426	(68)	-16%
Wholesale operations	2	30	(28)	-93%
Corporate operations	-	17	(17)	-100%

Service and installation revenue	$4,483	$5,737	$(1,254)	-22%

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

The 21% decrease in the cellular operations gross cellular subscription billings for the three months ended August 31, 2011 compared to the same period in the prior fiscal year resulted primarily from a decrease in gross monthly access charges billed of approximately $1,210,000.  In addition, the cellular operations segment experienced a decrease in gross billings for roamer and toll charges of approximately $173,000, a decrease in gross billings for data charges of approximately $251,000 and a decrease in gross billings for custom features of approximately $244,000 for the three months ended August 31, 2011 compared to the same period in the prior fiscal year.  The reduction in gross cellular subscription billings is due to a decline in the Company’s cellular subscriber base, which is primarily a result of the Company’s inability to offer the iPhone to its cellular customers, resulting in the Company’s cellular subscribers transferring their service to AT&T in order to purchase the iPhone.  Since August 31, 2010, the Company experienced a loss of approximately 12,000 cellular subscribers.  The decrease in cellular service revenue is also related to the termination of the Company’s Dallas / Fort Worth distribution agreement with AT&T on August 31, 2009. Subsequent to that date, limitations were imposed that restricted the Company’s ability to add new customers to its Dallas / Fort Worth subscriber base. The Company had 44,757 subscribers as of August 31, 2011 compared to 57,034 subscribers as of August 31, 2010.

The 16% decrease in the two-way radio operations service and installation revenue for the three  months ended August 31, 2011 compared to the same period in the prior fiscal year is primarily due to a decrease in billings related to the City of Tyler radio frequency re-banding project. The Company recorded revenues related to the re-banding project of approximately $62,000 for the three months ended August 31, 2010 with no similar revenue transactions recorded for the three months ended August 31, 2011.

Cost of Service and Installation for the Three Months ended August 31, 2011 and 2010

Cost of service and installation expense consists of the following significant expense items:

(dollars in thousands)	Three Months Ended August 31,		2011 vs 2010
	2011	2010	$ Change	% Change

Cost of service and installation
Cellular operations	$979	$1,144	$(165)	-14%
Two-way operations	475	367	108	29%
Wholesale operations	25	16	9	56%

Total cost of service and installation	$1,479	$1,527	$(48)	-3%

The 14% decrease in cost of service and installation related to the Company’s cellular operations for the three months ended August 31, 2011 compared to the same period in the prior fiscal year is directly related to the corresponding decrease in cellular service revenues as a result of the declining cellular subscriber base.  Bad debt costs and costs related to the Company’s extended phone warranty program decreased by approximately $9,000 and $55,000, respectively, quarter over quarter. In addition, employee compensation costs from the Company’s cellular operations decreased by approximately $50,000 for the three months ended August 31, 2011 compared to the same period in the prior fiscal year due to a reduction in personnel primarily from the cellular customer service department. This is a direct result of the Company’s declining cellular subscriber base. The cellular customer service department had 36 employees as of August 31, 2011 compared to 50 employees as of August 31, 2010.

The 29% increase in cost of service and installation related to the Company’s two-way operations for the three months ended August 31, 2011 compared to the same period in the prior fiscal year is attributable to an increase in personnel, travel and training costs.  For the three months ended August 31, 2011, the two-way operations increased personnel costs by approximately $43,000 compared to the same period in the prior fiscal year due to the addition of a service manager and two technicians during the first quarter of fiscal year 2012.  In addition, the Company recorded an increase in travel and personnel training costs of approximately $21,000 and $5,000, respectively for the three months ended August 31, 2011 compared to the same period in the prior fiscal year.

Product Sales and Cost of Products Sold for the Three Months ended August  31, 2011 and 2010

Product sales and related cost of products sold shown below have been grouped and are discussed by the Company’s reportable operating segments as defined under GAAP. The corporate category includes the product sales revenues that are not generated by the business operations of the Company that meet the quantitative requirements for segment reporting under GAAP.

(dollars in thousands)	Three Months Ended August 31,		2011 vs 2010
	2011	2010	$ Change	% Change

Product Sales Revenue
Cellular operations	$499	$893	$(394)	-44%
Two-way radio operations	2,576	684	1,892	277%
Wholesale operations	2,859	1,662	1,197	72%
Corporate operations	2	2	-	0%

Total product sales revenue	$5,936	$3,241	$2,695	83%

Cost of products sold
Cellular operations	804	1,078	(274)	-25%
Two-way radio operations	2,336	524	1,812	346%
Wholesale operations	2,569	1,261	1,308	104%
Corporate operations	-	(1)	1	-100%

Cost of products sold	$5,709	$2,862	$2,847	99%

Product sales revenue:  The 44% decrease in product sales from the Company’s cellular business for the three months ended August 31, 2011 compared to the same period in the prior fiscal year is primarily due to a decrease in cellular phone new line activations and upgrades with service contract renewals. For new cellular activations and contract renewals, the Company subsidizes the price of the cellular phone in return for the cellular service contract.  The Company activated 680 phones during the three months ended August 31, 2011 compared to 957 cellular phone activations during the same period in the prior fiscal year.  In addition, the Company upgraded 2,940 cellular phones for its subscribers in connection with service contract renewals in the three months ended August 31, 2011 compared to 3,286 in the same period from the prior fiscal year. The reduction in cellular phone activations and upgrades is primarily attributable to the termination of the Company’s Dallas / Fort Worth distribution agreement with AT&T on August 31, 2009. Subsequent to that date, the Company is prohibited from adding new customers to its Dallas / Fort Worth subscriber base.

The 277% increase in product sales from the Company’s two-way radio operations for the three months  ended August 31, 2011 compared to the same period in the prior fiscal year is primarily related to an increase in public safety equipment product sales.  The two-way business increased sales of public safety equipment by approximately $1,755,000 quarter over quarter primarily due to the sale of light bars to the Texas Department of Transportation.  These sales totaled approximately $1,700,000.

The 72% increase in product sales from the Company’s wholesale operations for the three months ended August 31, 2011 compared to the same period in the prior fiscal year is primarily related an increase in cellular handset brokerage sales. Wholesale brokerage sales increased by approximately $1,600,000 for the three months ending August 31, 2011 compared to the same period in the prior fiscal year.  The increase in revenues related to the brokerage sales were partially offset by a decrease in car audio equipment and car dealer expediter revenues of approximately $186,000 and $184,000, respectively. The Company’s car audio equipment business declined primarily due to competition among other car audio wholesalers and the Company’s lack of an exclusive distribution agreement with a major car audio manufacturer. The decrease in the car dealer expediter revenues is due to the shutdown of the expeditor business in the fourth quarter of fiscal year 2011 due to lack of profitability.

Cost of products sold:  The 99% increase in total cost of products sold for the three months ended August 31, 2011, compared to the same period in the prior fiscal year is primarily a result of the increase in product revenues from the Company’s wholesale and two-way operations. Although both of the operating segments experienced higher revenues they also recorded lower profit margins due to an increase in cellular handset brokerage sales and sales of light bars from the two-way public safety equipment product line. The decrease in product costs from the Company’s cellular operations is a direct result of fewer cellular product sales due to the Company’s declining cellular subscriber base. Product costs from the cellular operations did not decrease at the same rate as products revenues due to lower selling prices for handsets.  The Company matches AT&T’s pricing for cellular handsets and during the first quarter of fiscal year 2012 cellular handset pricing was discounted across most models of phones by AT&T so the Company’s pricing followed. The Company is required to subsidize a substantial portion of the cost of cellular handsets sold in conjunction with a new service activation or renewal of a service contract in order to remain competitive with other cellular providers, including AT&T.

Selling and General and Administrative Expenses for the Three Months  ended August 31, 2011 and 2010

Selling and general and administrative expenses consist of the following significant expense items:

(dollars in thousands)	Three Months Ended August 31,		2011 vs 2010
	2011	2010	$ Change	% Change

Selling and general and administrative expenses
Salaries and other personnel expenses	$1,501	$2,235	$(734)	-33%
Office expense	393	445	(52)	-12%
Advertising expense	78	148	(70)	-47%
Professional fees	588	430	158	37%
Taxes and licenses fees	44	46	(2)	-4%
Stock-based compensation expense	251	264	(13)	-5%
Other expenses	275	348	(73)	-21%

Total selling and general and administrative expenses	$3,130	$3,916	$(786)	-20%

The 33% decrease in salaries and other personnel expenses for the three months ended August 31, 2011, compared to the same period in the prior fiscal year is primarily related to the reduction in headcount as a result of the Company’s business restructuring plans that were completed during fiscal year 2011.  As a result of the restructuring plans, the Company reduced its selling and general and administrative headcount from 131 employees as of August 31, 2010 to 71 employees as of August 31, 2011 which resulted in a decrease of salaries of approximately $536,000 quarter over quarter. Furthermore, employee commission expenses were down approximately $93,000 compared to the same period in the prior fiscal year which is attributable to lower sales from the Company’s cellular business and lower profit margins on sales from the Company’s wholesale and two-way businesses.

The 12% decrease in office expense for the three months ended August 31, 2011, compared to the same period in the prior fiscal year is primarily due to a reduction in telecommunication, building maintenance and office supply expenses.  The Company continued to disconnect unused telephone lines and circuits as well as switch services to lower cost providers which contributed to the reduction in telephone expense of approximately $11,000 quarter over quarter.  In addition, building maintenance expenses declined by approximately $17,000 compared to the same period in the prior fiscal year primarily attributable to cancelling maintenance agreements that were not cost effective and from closing four Hawk Electronic locations during the second quarter of fiscal year 2011.  The Company experienced lower office supply expenses of approximately $16,000 quarter over quarter due to the Company’s restructuring plans and its continued efforts to monitor and manage costs.

The 47% decrease in advertising expense for the three months ended August 31, 2011 compared to the same period in the prior fiscal year is primarily related to an intentional reduction in sponsorships and general advertising costs.  The Company reduced sponsorship and general advertising expenses by approximately $41,000 and $20,000, respectively quarter over quarter.

The 37% increase in professional fees for the three months ended August 31, 2011, compared to the same period in the prior fiscal year is primarily due to an increase in legal and consulting fees of approximately $119,000 and $66,000, respectively quarter over quarter. The increase in legal fees is attributable to legal costs associated with the ongoing arbitration against AT&T.  Total legal fees associated with the AT&T arbitration were approximately $167,000 for the three months ended August 31, 2011 which is an increase of approximately $50,000 from the prior fiscal year quarter.  Other legal fees increased by approximately $60,000 related to the Company’s change in ownership in the first quarter of fiscal year 2012. Consulting fees increased for the three months ended August 31, 2011 compared to the same period in the prior fiscal year due to fees incurred related to PCI’s Texas sales and use tax audit and financial advisement related to a possible acquisition, of approximately $30,000 and $25,000, respectively. There were no similar fees recorded for the three months ended August 31, 2010.

The 21% decrease in other expenses for the three months ended August 31, 2011, compared to the same period in the prior fiscal year is primarily related to a decrease in travel and entertainment expenses, dues and subscription expenses and bank and credit card fees of approximately $27,000, $17,000 and $8,000, respectively.  Expenses related to travel and entertainment and dues and subscriptions decreased primarily as a result of the Company’s restructuring plans that were executed in the later part of fiscal year 2011. Bank and credit card fees decreased primarily due to lower sales and the decline of the Company’s cellular subscriber base resulting in a lower amount and volume of payments processed.

Other Operating Expenses for the Three Months Ended  August 31, 2011 and 2010

(dollars in thousands)	Three Months Ended August 31,		2011 vs 2010
	2011	2010	$ Change	% Change

Other Operating Expenses
Depreciation and amortization	$305	$279	$26	9%

Depreciation and amortization:  Depreciation and amortization expenses as reported are comprised of the following:

(dollars in thousands)	Three Months Ended August 31,		2011 vs 2010
	2011	2010	$ Change	% Change

Other Operating Expenses
Depreciation	$73	$73	$-	0%
Amortization	232	206	26	13%

Total other operating expenses	$305	$279	$26	9%

Interest Expense for the Three Months  ended August 31, 2011 and 2010

(dollars in thousands)	Three Months Ended August 31,		2011 vs 2010
	2011	2010	$ Change	% Change

Interest expense, net	$(527)	$(568)	$(41)	-7%

Total other expense	$(527)	$(568)	$(41)	-7%

Interest expense, net of interest income recorded against each of the Company’s debt obligations is as follows:

(dollars in thousands)	Three Months Ended August 31,		2011 vs 2010
	2011	2010	$ Change	% Change
Interest Expense
Thermo revolving credit facility	474	502	(28)	-6%
Mortgage debt (East/West, Jardine)	37	39	(2)	-5%
Warrant redemption notes payable	15	26	(11)	-42%
Other	1	1	-	0%

Total interest expe nse, net	$527	$568	$(41)	-7%

Income Tax Provision for the Three Months ended August 31, 2011 and 2010

The majority of the $41,000 and $56,000 income tax expense recorded for the three months ended August 31, 2011 and 2010, respectively is related to the Texas margin tax, which was initially implemented by the State of Texas effective January 1, 2008.  The margin tax is calculated by using the Company’s gross receipts from business conducted in Texas each fiscal year less a cost of goods sold deduction.  The margin tax is due and payable to the State of Texas each year in May.

Financial Condition as of August 31, 2011

(dollars in thousands)	Three Months Ended August 31,		2011 vs 2010
	2011	2010	$ Change	% Change

Cash provided by operating activities	$852	$67	$785	1172%
Cash used in investing activities	(185)	(150)	(35)	23%
Cash used in financing activities	(205)	(662)	457	-69%
Net increase (decrease) in cash	$462	$(745)	$1,207	-162%

Liquidity and Capital Resources

As of August 31, 2011, the Company had approximately $2,701,000 cash on hand and a working capital deficit of approximately $7,472,000 compared to a deficit of approximately $7,002,000 as of May 31, 2011.  Although the Company recorded a net loss for the three months ended August 31, 2011, it had sufficient cash to service the majority of its liabilities which included significant legal fees related to the arbitration with AT&T. In addition, the Company had the funds to make the required payments on its debt and continue  its investment in inventory to support its wholesale and cellular operations in the first quarter of fiscal year 2012.

Although the Company was able to fund its business operations and service its debt, with the help of certain payment modifications and extensions approved by its senior lender, Thermo Credit, LLC (“Thermo”) in the first quarter of fiscal year 2012, the Company believes it may be forced to secure additional financing to continue its existing operations. Even with substantial growth in two business segments, the Company has been unable to draw additional funds against its Thermo revolver due to the deterioration of its borrowing base in its cellular business as well as certain restrictions that have been placed on Thermo by its own lenders which have limited Thermo’s flexibility in making modifications to the borrowing base calculations allowing for additional borrowing capacity for the Company (see Note 8 – “Long-Term Debt” for additional information on the Thermo Revolving Credit Facility). Without a favorable outcome from the arbitration or the ongoing settlement discussions with AT&T which results in a cash award or the acquisition of a business in the near future to increase the Company’s profitability, the Company will not have sufficient cash to service its obligations over the next twelve months and would need to raise additional cash, negotiate deferrals of the majority of its payment obligations or seek protections from its creditors.

Operating Activities

During the first quarter of fiscal year 2012, the Company experienced an increase in cash provided by operations compared to the same period in the prior fiscal year primarily attributable to delaying certain payments to AT&T related to their revenue share of the monthly cellular billings in anticipation of a settlement with AT&T in the near future.  In addition, the Company reduced bonus payments quarter over quarter.   The Company paid out bonuses awarded for fiscal year 2010 of approximately $90,000 and $591,000 in the three months ended August 31, 2011 and 2010, respectively. No bonuses were approved for fiscal year 2011. Furthermore, the Company experienced an increase in cash due to the increase in cellular handset brokerage sales in the three months ended August 31, 2011 compared to the three months ended August 31, 2010.

Investing Activities

During the first quarter of fiscal year 2012, the Company’s use of cash in its investing activities increased slightly compared to the same period in the prior fiscal year.  This is primarily due to the redemption of a certificate of deposit of $100,000 in the first quarter of fiscal year 2011 with no similar redemption in the current year.

Financing Activities

The decrease in cash used in financing activities during the first quarter of fiscal year 2012 compared to the same period in the prior fiscal year is due to fewer payments made against the Company’s long-term debt.  With certain payment modifications and extensions approved by Thermo, the Company was able to defer certain principal payments due under the Thermo Revolver beyond the end of the first quarter of fiscal year 2012.

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

Allowance for Doubtful Accounts: The Company performs credit evaluations of its customers prior to extending open credit terms. The Company does not perfect a security in any of the goods it sells causing all credit lines extended to be unsecured.

In determining the adequacy of the allowance for doubtful accounts, management considers a number of factors, including historical collections experience, aging of the receivable portfolio, financial condition of the customer and industry conditions.  The Company considers accounts receivable past due when the customer’s payment in full is not received within payment terms.  The Company writes-off accounts receivable when it has exhausted all collection efforts, which is generally within 90 days following the last payment received on the account.

Accounts receivable are presented net of an allowance for doubtful accounts of $237,000 and $272,000 at August 31, 2011 and May 31, 2011, respectively.  Based on the information available, management believes the allowance for doubtful accounts as of those periods are adequate, however, actual write-offs may exceed the recorded allowance.

Reserve for Inventory Obsolescence: Inventories are stated at the lower of cost (on a moving average basis, which approximates actual cost determined on a first-in, first-out (“FIFO”) basis), or fair market value and are comprised of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors including recent sales trends, industry market conditions and economic conditions. In assessing the reserve, management also considers price protection amounts it expects to recover from certain vendors when the vendor reduces cost on certain items shortly after they are   purchased by the Company. Additionally, management records specific valuation allowances for discontinued inventory based on its prior experience liquidating this type of inventory.  Through the Company’s wholesale and internet distribution channels, it has been successful liquidating the majority of any inventory that becomes obsolete at or near its cost basis if marketed soon after such obsolescence is determined.  The Company has many different cellular handset, radio and other electronics suppliers, all of which provide reasonable notification of model changes, which allows the Company to minimize its level of discontinued or obsolete inventory. Inventories are presented net of a reserve for obsolescence of $292,000 and $286,000 at August 31, 2011 and May 31, 2011, respectively. Actual results could differ from those estimates.

Impairment of Long-Lived Assets: In accordance with ASC 360, Property, Plant and Equipment, (“ASC 360”), the Company evaluates the recoverability of the carrying value of its long-lived assets based on estimated undiscounted cash flows to be generated from such assets. If the undiscounted cash flows indicate an impairment, then the carrying value of the assets being evaluated is written-down to the estimated fair value of those assets.  In assessing the recoverability of these assets, the Company must project estimated cash flows, which are based on various operating assumptions, such as average revenue per unit in service, disconnect rates, sales productivity ratios and expenses. Management develops these cash flow projections on a periodic basis and reviews the projections based on actual operating trends. The projections assume that general economic conditions will continue unchanged throughout the projection period and that their potential impact on capital spending and revenues will not fluctuate. Projected revenues are based on the Company's estimate of units in service and average revenue per unit as well as revenue from various new product initiatives. Projected revenues assume a continued decline in cellular service revenue while projected operating expenses are based upon historic experience and expected market conditions adjusted to reflect an expected decrease in expenses resulting from ongoing cost saving initiatives.

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

Stock-Based Compensation: We account for stock-based awards to employees in accordance with ASC 718, Compensation-Stock Compensation, (“ASC 718”) and for stock based awards to non-employees in accordance with ASC 505-50, Equity, Equity-Based Payments to Non-Employees (“ASC 505-50”). Under both ASC 718 and ASC 505-50, we use a fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. For share option instruments issued, compensation cost is recognized ratably using the straight-line method over the expected vesting period. The Company estimates the fair value of employee stock options on the date of grant using the Black-Scholes model. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The Company has elected to estimate the expected life of an award based on the SEC approved “simplified method”. We calculated our expected volatility assumption required in the Black-Scholes model based on the daily historical volatility of our stock adjusted to exclude the top 10%  daily high and low closing trading prices during the period measured. We will update these assumptions on at least an annual basis and on an interim basis if significant changes to the assumptions are warranted.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We did not have any foreign currency hedges or other derivative financial instruments as of August 31, 2011.  We did not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments.  Our operations are conducted in the United States and are not subject to material foreign currency exchange rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, the Company conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer (the “Certifying Officers”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Certifying Officers concluded that, as of August 31, 2011, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of interim or annual financial statements will not be prevented or detected on a timely basis by the company’s internal controls. Management concluded the following control deficiency constituted a material weakness as of November 30, 2010. Subsequent to that date, the Company was able to remediate certain control deficiencies but determined it is still considered a material weakness as of August 31, 2011 due to certain control deficiencies that have not been alleviated.

Controls over Sales and Use Taxes : Initially, during the quarter ended November 30, 2010, the Certifying Officers determined that control procedures were not effective in providing adequate review and oversight of the calculation of the sales tax payables.  The Company’s billing system does not incorporate any type of automated sales tax rate verification process or external rate table database and currently relies on manual entry of sales tax rates when a customer and billing services are setup.  In part, due to the manual nature of this process, errors were made in the tax rates rate setup and the computation of sales taxes on certain services that were billed.  These errors were not detected in a timely manner due to lack of experience of the personnel assigned to manage the Company’s sales tax processes. The Company also believes there was not sufficient oversight of the changes to the billing system as they pertained to sales tax computations.  The control deficiency was discovered during the preparation for a sales and use tax audit by the State of Texas. This control deficiency may result in additional payments to the State of Texas for incorrectly calculated taxes and taxes not collected on services provided.

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

Since entering into the Agreement, Hawk has noticed the Company of non-compliance with the terms of the license agreement on several occasions. Specifically, the claimed violations related to certain products being offered by the Company on certain of its websites containing the word “Hawk” in the domain name.  The Company has been diligent in its efforts to comply with the license agreement, which requires that the Company not market any products that would compete with Hawk using Hawk Electronics.  Hawk claims that the Company is prohibited from marketing such products under any name that includes the word “Hawk” and this matter is being discussed further with counsels and between both parties to the Agreement.  Hawk contends that the Company’s continued actions are a violation of the license agreement, which gives it the right to terminate the license agreement.  The Company disagrees with this position but may consider operating within these constraints to avoid additional litigation costs.  The Company cannot provide any assurance that it will not inadvertently offer certain products to be sold under a brand that includes the word “Hawk” from time to time.  No assurance can be provided that Hawk will not attempt to terminate the license agreement based on such inadvertent actions by the Company in the future, but in the event that Hawk attempted to terminate the license agreement for this or any other reason, the Company is prepared to seek an injunction and further litigate this matter.

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

In June 2007, the Company serviced approximately 83,000 cellular subscribers. As of August 31, 2011, more than 29,400 subscribers have transferred their accounts to AT&T, with a significant percentage of these solely due to the exclusive availability of the iPhone through AT&T and Apple designated retail outlets only.

Since July 2007, the Company had attempted to negotiate with AT&T on multiple occasions for the purpose of obviating the need for legal action. However, such attempts failed. Therefore, on September 30, 2009, the Company, through the legal entity Progressive Concepts, Inc. (“PCI”), commenced an arbitration proceeding against New Cingular Wireless PCS, LLC and AT&T Mobility Texas LLC (collectively, “AT&T”) seeking monetary damages. The binding arbitration was commenced to seek relief for damages incurred as AT&T has prevented PCI from selling the popular iPhone and other AT&T exclusive products and services that PCI believes that it is and has been contractually entitled to provide to its customers under distribution agreements between PCI and AT&T. The action further asserts that AT&T violated the longstanding non-solicitation provisions of the DFW market distribution agreement by and between the companies by actively inducing customers to leave PCI for AT&T. PCI is represented in the matter by the Company’s legal counsel, Bracewell & Giuliani, LLP.

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

On July 19, 2011, as a result of the settlement discussions taking longer than anticipated and progress that had been made to date, the Company and AT&T mutually agreed to delay the July 22, 2011 arbitration date and continue working toward completing documentation on the terms of the final settlement agreement.  The arbitrator in this matter was noticed that the Company would request a specific arbitration hearing date as early as September 2011 if the settlement discussions are unsuccessful or unreasonably delayed by AT&T. While the Company and AT&T made progress on certain terms of the settlement, certain other terms as proposed by AT&T were unacceptable to the Company. As a result, the scope of the settlement discussions has expanded since the initial mediation resulting in certain key new terms being introduced in these negotiations.

On October 3, 2011, the parties voluntarily attended a second mediation session, whereby the Company believes that the majority of the outstanding issues were resolved and a revised settlement framework was agreed to such that the parties further agreed to work towards completing documentation on the final terms and conditions of the settlement agreement in the near future.

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

If acceptable final terms are not agreed to within the next few weeks following the filing of this Report, the Company may have to conclude that it can no longer sustain the continuing damage it is suffering as a result of this unexpected lengthy negotiation process and opt to resume arbitration and schedule a final arbitration hearing date.

For a more detailed description of the Company’s legal proceedings and legal action Notice and Initial Statement of Claim, please refer to the related Form 8-K, filed with the SEC on October 1, 2009 (available at the Company’s website: www.teletouch.com and on EDGAR at www.sec.gov).

Item 1A.   Risk Factors

There is substantial doubt as to our ability to continue as a going concern.

As of August 31, 2011, the Company had $2,701,000 cash on hand, a working capital deficit of approximately $7,472,000 and a shareholders’ deficit of approximately $11,280,000.  Included in this working capital deficit are certain current debt obligations of $4,369,000.  Additionally, and not recorded as a liability, the Company estimates that interest and fees due on its debt obligations for the next year will be approximately $1,846,000, of which approximately $1,721,000 is payable to Thermo Credit, LLC (“Thermo”) the Company’s senior lender.  During fiscal year 2011 and through the date of this Report, Thermo has been unable to advance funds to the Company in part due to the Company’s deficient borrowing base due to the losses in its cellular business and due to certain restrictions imposed on Thermo by its lenders that together has limited its ability to advance funds to the Company as it has done in the past.  The Company’s outstanding balance on the senior Thermo revolving credit facility totaled approximately $11,209,000 at August 31, 2011 with approximately $2,907,000, including estimated interest, becoming due in the next twelve months. Thermo has worked with the Company in the past on certain defaults and payment extensions and through 2010 was the primary source of working capital needed by the Company from time to time.  Discussions are ongoing with Thermo about modifying the current note to provide for certain payment extensions and additional availability but as of the date of this Report no agreement has been reached. The Company can provide no assurance that it will get relief from its lenders on any of its current debt service obligations.  Additionally, as a result of the Company’s recent operating performance and related liquidity issues, certain trade credit terms that the Company has relied upon for purchases of products and services to support its ongoing business have been reduced and new trade credit terms are becoming more difficult to secure.

The Company reported an operating loss during fiscal year 2011 and in the first quarter of fiscal 2012 reported herein and does not expect a significant improvement in its operating results for the remainder of fiscal year 2012 without either a favorable outcome from its ongoing litigation against AT&T or a significant increase in revenues and margins from its wholesale or two-way radio business units beyond levels that were achieved in prior fiscal years, or the completion of an acquisition during the fiscal year that is accretive to earnings.  As prior reported, since the launch of the iPhone by AT&T in June 2007, the Company has experienced higher than normal cellular subscriber attrition.  Although the iPhone is offered to customers by AT&T and others, AT&T continues to deny PCI the approval to sell, activate or service the iPhone for PCI customers.  In late September 2009, the Company commenced an arbitration proceeding against AT&T seeking monetary damages for PCI’s related subscriber losses and other related damages but to date this matter has not concluded.  Through a mandated and then a subsequent voluntary mediation session in May and October 2011, respectively the parties have reached a general agreement and settlement framework and as of the date of this Report, expect to complete final settlement documents and agreements in the second quarter of fiscal year 2012. Since September 2009 and through August 31, 2011, the Company has incurred approximately $1,909,000 in total legal and professional fees on this matter, with related legal expenses for first quarter of fiscal year 2012 of approximately $167,000.  While the Company is currently in settlement discussions with AT&T, it cannot predict when or if the terms of the final settlement will be ultimately and finally agreed upon.  If the Company ceases settlement discussions and resumes the arbitration, it is unable to predict when a final hearing date will be scheduled although such date would be expected to be approximately 45-60 days following the termination of such settlement discussions.  During the previous two fiscal years and continuing into fiscal year 2012, the Company has focused on reducing costs to align with its declining cellular revenues, but certain of its costs are relatively fixed and deemed necessary to maintain its other operations and meet the requirements of being a public company.  The Company reviews its staffing levels on a quarterly basis and continues to seek ways to consolidate and automate necessary functions in order to control personnel costs.  The Company believes that its efforts to reduce its operating expenses have been successful to date and is concerned that further substantial reductions in these expenses would accelerate its cellular revenue losses. As a result, most of the Company’s current efforts are focused on finalizing its dispute with AT&T with the expectation of receiving certain cash and in-kind payments for damages, negotiating extensions on current debt obligations, seeking additional sources of revenue from its other business units and completing a significant acquisition.  There is no assurance the dispute with AT&T can be resolved in the near future and if not resolved that the Company will receive any award of monetary damages.  No assurance can be provided that the Company will be able to increase revenues in its other business units during fiscal year 2012 to sufficient levels to offset the margin impact of the expected loss of its cellular revenues assuming its relationship with AT&T remains unchanged. Likewise, there is no assurance the Company’s current acquisition efforts will result in a successful transaction.

The Company is continuing to negotiate with its lenders and other creditors for payment extensions at least through the conclusion of the arbitration against AT&T, so that it can preserve a sufficient amount of cash to continue its operations and fund the remainder of the litigation.  Additionally, the Company has had to delay payment of AT&T’s revenue share portion of the monthly cellular billings to preserve cash and continue to fund operations. The Company continues to seek additional debt and equity financing to ensure it is able to meet its remaining trade and debt obligations as well as provide sufficient working capital to continue and grow its operations. If it is unsuccessful in its efforts to secure the payment extensions it is seeking or it is unable to secure additional financing and the Company’s current debt obligations are accelerated, the Company would likely be unable to meet its obligations and might be forced to seek protection from its creditors.

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

We have historically relied upon our revolving credit facility with Thermo Credit, LLC (“Thermo”) to fund our working capital and operating needs. Initially, this facility provided sufficient available borrowings for us since underlying assets pledged as collateral were growing.  The primary asset pledged as collateral is our accounts receivable.  The launch of the iPhone in June 2007 and AT&T’s refusal to allow us to sell the iPhone has resulted in a steady decline in our subscriber base, the related billings and accounts receivable.  This decline in the subscriber base and related billings was accelerated as a result of the expiration our primary DFW distribution agreement with AT&T in August 2009, which ended our ability to add new subscribers and to allow AT&T subscribers in the DFW market to move their cellular services to us.  Prior to August 2009, transfers of customers from AT&T had partially offset some of the losses of customers leaving to purchase the iPhone from AT&T or Apple.  This decline in cellular billings and accounts receivable has directly reduced the borrowings available under the credit facility resulting in over-advances outstanding against the credit facility. We had to borrow the maximum amount available against our assets for certain debt restructuring transactions in addition to fund our working capital needs so the majority of the borrowed funds are not held in cash or other short term assets that would allow us to service an accelerated repayment of the credit facility.  To date, Thermo has allowed us to remain periodically over-advanced on the facility, extended certain repayment terms, modified certain scheduled debt amortization and has continued to allow the inclusion of certain assets in the computation of its borrowing base, which in turn has allowed us to meet our obligations. In addition, Thermo has granted the Company periodic non-compliance waivers when the Company could not meet its prior agreed debt service coverage ratio and positive operating income covenants in the second and third quarters of fiscal year 2011 and the first quarter of fiscal year 2012. If Thermo were to require repayment of all current over-advanced funds, we would likely experience operating cash deficiencies up to and including being unable to meet its obligations under this revolving credit facility. To the extent that we are unable to refinance this debt, we would likely not have the means to fully repay Thermo from the cash on hand or generated from current operations resulting in the possibility of a foreclosure on all of the assets of the Company. In March 2011, the Company executed a third amendment under its credit facility agreement with Thermo which among other things extended the maturity date of the facility to January 2013 and deferred certain principal payments (see Note 8 – “Long-Term Debt” for further discussion on the third amendment to the Thermo credit facility). Subsequent to the third amendment of the Thermo Revolver, Thermo informed the Company it no longer has the availability to borrow funds under the existing credit facility due to the over-advance funding against the Company’s non-accounts receivable assets, the outstanding balance of the credit facility and Thermo’s inability to receive additional cash from its own funding sources due to the magnitude of the Company’s debt facility within Thermo’s loan portfolio. The Company is working with Thermo and its principles to assist in finding a new loan participant, whereby Thermo would no longer be constrained under its current lender relationships. The Company cannot provide assurance that Thermo will be successful in these attempts, nor that Thermo would not accelerate the amount due under the credit facility if the Company is not in compliance with the covenants under its debt agreement with Thermo going forward.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.      Defaults Upon Senior Securities

None

Item 4.      [Removed and Reserved]

Item 5.      Other Information

None

Item 6.      Exhibits

Exhibit
Number	Title of Exhibit
31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1	Certification pursuant to 1350, Chapter 63, Title 18 of United States Code
32.2	Certification pursuant to 1350, Chapter 63, Title 18 of United States Code
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 17, 2011	TELETOUCH COMMUNICATIONS, INC.
Registrant

	By:	/s/ Robert M. McMurrey
Robert M. McMurrey
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Douglas E. Sloan
Douglas E. Sloan
Chief Financial Officer
(Principal Financial and Accounting Officer)