Form 10-Q
period 2011-11-30
TELETOUCH COMMUNICATIONS INC
filed 2012-01-17
CIK 928659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ___

Commission File Number 1-13436

TELETOUCH COMMUNICATIONS, INC.
(Exact name of registrant in its charter)

Delaware	75-2556090
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5718 Airport Freeway, Fort Worth, Texas76117 (800) 232-3888
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

Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐     Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date:  Common Stock, $0.001 par value, 48,742,335 shares at January 17, 2012.

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

PART 1 – FINANCIAL INFORMATION

Item 1.   Financial Statements

TELETOUCH COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

	November 30,	May 31,
	2011	2011

ASSETS

CURRENT ASSETS:

Cash	$2,434	$2,239
Certificates of deposit-restricted	50	50
Accounts receivable, net of allowance of $193 at November 30, 2011 and $272 at May 31, 2011	3,018	3,687
Accounts receivable-related party	40	54
Settlement proceeds due from AT&T	5,000	-
Unbilled accounts receivable	1,813	2,010
Inventories, net of reserve of $311 at November 30, 2011 and $286 at May 31, 2011	1,071	1,257
Notes receivable	-	1
Prepaid expenses and other current assets	366	489
Total Current Assets	13,792	9,787

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $6,392 at November 30, 2011 and $6,245 at May 31, 2011	2,527	2,619

GOODWILL	343	343

INTANGIBLE ASSETS, net of accumulated amortization of $10,502 at November 30, 2011 and $9,925 at May 31, 2011	3,065	3,562

OTHER	-	100

TOTAL ASSETS	$19,727	$16,411

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

	November 30,	May 31,
	2011	2011

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accounts payable	$4,423	$8,511
Accrued expenses and other current liabilities	4,592	3,400
Current portion of long-term debt	5,119	4,439
Current portion of trademark purchase obligation	100	150
Deferred revenue	202	289
Total Current Liabilities	14,436	16,789

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	8,642	10,181
Long-term trademark purchase obligation, net of current portion	100	200
Total Long Term Liabilities	8,742	10,381

TOTAL LIABILITIES	23,178	27,170

COMMITMENTS AND CONTINGENCIES (NOTE 12)	-	-

SHAREHOLDERS' DEFICIT:
Common stock, $.001 par value, 70,000,000 shares authorized, 49,919,522 shares issued and 48,742,335 shares outstanding at November 30, 2011 and 49,916,189 shares issued and 48,739,002 shares outstanding at May 31, 2011	50	50
Additional paid-in capital	51,863	51,571
Treasury stock, 1,177,187 shares held at November 30, 2011 and May 31, 2011	(216)	(216)
Accumulated deficit	(55,148)	(62,164)
Total Shareholders' Deficit	(3,451)	(10,759)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$19,727	$16,411

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2011	2010	2011	2010

Operating revenues:
Service and installation revenue	$4,296	$5,127	$8,779	$10,862
Product sales revenue	3,684	3,817	9,620	7,059
Total operating revenues	7,980	8,944	18,399	17,921

Operating expenses:
Cost of service and installation (exclusive of depreciation and amortization included below)	1,398	1,520	2,877	3,047
Cost of products sold	3,423	3,493	9,132	6,355
Selling and general and administrative	4,386	3,746	7,516	7,664
Depreciation and amortization	356	284	661	561
Gain on settlement with AT&T (Note 2)	(10,000)	-	(10,000)	-
Gain on disposal of assets	-	(1)	-	(1)
Total operating expenses	(437)	9,042	10,186	17,626
Income (loss) from operations	8,417	(98)	8,213	295

Interest expense, net	(523)	(551)	(1,050)	(1,118)

Income (loss) before income tax expense	7,894	(649)	7,163	(823)
Income tax expense	106	56	147	112
Net income (loss)	$7,788	$(705)	$7,016	$(935)

Income (loss) per share applicable to common shareholders:
Basic	$0.16	$(0.01)	$0.14	$(0.02)
Diluted	$0.15	$(0.01)	$0.14	$(0.02)

Weighted average shares outstanding:
Basic	48,739,368	48,739,002	48,739,184	48,739,002
Diluted	52,147,924	48,739,002	51,967,097	48,739,002

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	November 30,
	2011	2010
Operating Activities:
Net income (loss)	$7,016	$(935)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	661	561
Non-cash gain on forgiveness of trade payable obligation to AT&T	(5,000)	-
Non-cash compensation expense	291	305
Non-cash interest expense	65	49
Provision for losses on accounts receivable	200	193
Provision for inventory obsolescence	34	48
Gain on disposal of assets	-	(1)
Accounts receivable	680	370
Settlement proceeds due from AT&T	(5,000)	-
Inventories	152	(169)
Prepaid expenses and other assets	123	348
Accounts payable	912	(1,070)
Accrued expenses and other current liabilities	1,193	(919)
Deferred revenue	(87)	48
Net cash provided by (used in) operating activities	1,240	(1,172)

Investing Activities:
Purchases of property and equipment	(57)	(174)
Purchase of intangible asset	(4)	(31)
Redemption of certificates of deposit	-	100
Net proceeds from sale of assets	-	1
Payments on Trademark License	(150)	(150)
Receipts from notes receivable	1	3
Net cash used in investing activities	(210)	(251)

Financing Activities:
Payments on long-term debt	(836)	(1,098)
Proceeds from exercise of non-employee stock options	1	-
Net cash used in financing activities	(835)	(1,098)

Net increase (decrease) in cash	195	(2,521)
Cash at beginning of period	2,239	4,932

Cash at end of period	$2,434	$2,411
Supplemental Cash Flow Data:
Cash payments for interest	$985	$1,118
Cash payments for income taxes	$2	$41
Non-Cash Transactions:
Intangible asset received for payment of note receivable	$-	$10
Intangible asset received for payment of accounts receivable	$-	$4
Forgiveness of loan origination fees	$23	$-

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF BUSINESS

Nature of Business: Teletouch Communications, Inc. was incorporated under the laws of the State of Delaware in July 1994 and completed its initial public offering in December 1994. Teletouch’s corporate headquarters are in Fort Worth, Texas. References to Teletouch or the Company as used throughout this document mean Teletouch Communications, Inc. or Teletouch Communications, Inc. and its subsidiaries, as the context requires.

For over 47 years, Teletouch together with its predecessors has offered a comprehensive suite of telecommunications products and services including cellular, two-way radio, GPS-telemetry, wireless messaging and public safety equipment. As of November 30, 2011, the Company operated 20 retail and agent locations in Texas.  Locations include both “Teletouch” and “Hawk Electronics” branded in-line and free-standing stores and service centers. The Teletouch branded locations currently offer primarily the Company’s two-way radio products and services as well as public safety equipment to state, city and local entities as well as commercial businesses. Teletouch’s wholly-owned subsidiary, Progressive Concepts, Inc. (“PCI”) is an Authorized Service Provider, billing agent and Executive Dealer of cellular voice, data and entertainment services though AT&T Mobility (“AT&T”) to consumers, businesses and government agencies and markets these services under the Hawk Electronics brand name. Planned expansion of the Company’s cellular business will be marketed under the Teletouch brand outside of the Dallas / Fort Worth and San Antonio markets in Texas. For over 27 years, PCI has offered various communication services on a direct bill basis and today services approximately 43,000 cellular subscribers. PCI sells consumer electronics products and cellular services through its stores, its own network of Hawk-branded sub-agents stores, its own direct sales force and on the Internet at various sites, including its primary consumer-facing sites: www.hawkelectronics.com, www.hawkwireless.com and www.hawkexpress.com. The Company handles all aspects of the wireless customer relationship, including:

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

In addition, PCI operates a national wholesale distribution business, “PCI Wholesale,” which serves major carrier agents, rural cellular carriers, smaller consumer electronics and automotive retailers and auto dealers throughout the country and internationally, with ongoing product and sales support through its direct sales representatives, call center, and the Internet through www.pciwholesale.com and www.pcidropship.com, among other sites. Teletouch also sells public safety equipment and services under the brand “Teletouch PSE” (Public Safety Equipment), through direct sales and distribution including the United States General Services Administration (“GSA”), BuyBoard (a State of Texas website operated by the Local Government Purchasing Cooperative), and a Texas Multiple Award Schedule (“TXMAS”) contract also run by the State of Texas, which allows products to be sold to all State agencies and authorized local public entities.

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

NOTE 2 – SETTLEMENT AND RELEASE AGREEMENT WITH AT&T

Since September 2009, Teletouch, through its wholly-owned subsidiary, PCI, has been involved in an arbitration proceeding with and against New Cingular Wireless PCS, LLC and AT&T Mobility Texas LLC (collectively, “AT&T”) relating to, among other things, certain distribution and related agreements by and between the parties. On November 23, 2011, PCI and AT&T entered into a settlement and release agreement (the “Agreement”) pursuant to which the parties agreed to settle all of their disputes subject to the foregoing arbitration.

Material terms and provisions under of the Agreement included that:

(i)
The parties entered into the Third Amendment to the Distribution Agreement which amended and renewed three year distribution agreements for all of PCI’s current and prior market areas, including the DFW, San Antonio, Houston/South Texas, Austin/Central Texas, Tyler/East Texas and Arkansas service areas; and

(ii)
The parties agreed to enter into a six year Exclusive Dealer Agreement, the first half of which runs coterminously with the amended and renewed Distribution Agreement, then continuing for three years thereafter; and

(iii)
PCI was allowed the right and authorization to sell, activate and provide services to Apple iPhone and iPad models as a distributor and to sell and activate such models as a Dealer, subject to the terms set forth in supplements to each agreement respectively, and from the locations described therein; and

(iv)
PCI received cash and other consideration including $5,000,000 in cash and $5,000,000 credit against PCI’s outstanding accounts payable to AT&T at closing, and agreement for the transfer of all remaining subscribers to AT&T by the end of the three year Distribution Agreement term for a maximum cash payment of $8,500,000, subject to certain terms and conditions, at which point, such Distribution Agreement ends, and PCI then acts solely as a Dealer for the remaining three year term of the Dealer Agreement; and

(v)
Parties agreed to mutual releases from and against any and all claims, demands, obligations, liabilities and causes of action, of any nature whatsoever, at law or in equity, known or unknown, whether or not arising out of or related to Claims, Counterclaims, DFW Distribution Agreements, Other Marketing Agreements or Arbitration, as of the Effective Date.

The Company recorded the $5,000,000 cash due from AT&T as a current asset on its consolidated balance sheet as of November 30, 2011 under the caption “Settlement proceeds due from AT&T.” The $5,000,000 cash payment was received from AT&T on December 1, 2011. The entire $10,000,000 of initial consideration comprised of the $5,000,000 cash payment and $5,000,000 forgiveness of PCI’s oldest unpaid obligations to AT&T related to AT&T’s percentage of PCI’s monthly cellular billings is recorded in operating income on the Company’s consolidated statement of operations for the three and six months ended November 30, 2011 under the caption “Gain on settlement with AT&T” (see Part II, Item. 1 Legal Proceedings – “AT&T Binding Arbitration” for details of the settlement and release agreement with AT&T).

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Certificates of Deposit-Restricted:  From time to time, the Company is required to issue a standby letter of credit to a supplier to secure a credit line extended to the Company. In these instances, funds are deposited   into a certificate of deposit and the bank to issues a standby letter of credit to the supplier’s benefit. All such funds are reported as restricted funds until such time as the supplier releases its rights under the letter of credit. As of November 30, 2011 and May 31, 2011, the Company had $50,000 of cash certificates of deposit securing standby letters of credit with its suppliers.

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

Accounts receivable are presented net of an allowance for doubtful accounts of $193,000 and $272,000 at November 30, 2011 and May 31, 2011, respectively.  Based on the information available, management believes the allowance for doubtful accounts as of those periods are adequate, however, actual write-offs may exceed the recorded allowance.

Reserve for Inventory Obsolescence:  Inventories are stated at the lower of cost (on a moving average basis, which approximates actual cost determined on a first-in, first-out (“FIFO”) basis), or fair market value and are comprised of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors including recent sales trends, industry market conditions and economic conditions. In assessing the reserve, management also considers price protection amounts it expects to recover from certain vendors when the vendor reduces cost on certain items shortly after they are   purchased by the Company. Additionally, management records specific valuation allowances for discontinued inventory based on its prior experience liquidating this type of inventory.  Through the Company’s wholesale and internet distribution channels, it has been successful liquidating the majority of any inventory that becomes obsolete at or near its cost basis if marketed soon after such obsolescence is determined.  The Company has many different cellular handset, radio and other electronics suppliers, all of which provide reasonable notification of model changes, which allows the Company to minimize its level of discontinued or obsolete inventory. Inventories are presented net of a reserve for obsolescence of $311,000 and $286,000 at November 30, 2011 and May 31, 2011, respectively. Actual results could differ from those estimates.

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

Indefinite Lived Intangible Assets: The Company’s indefinite lived intangible assets are goodwill and a purchased perpetual trademark license. Goodwill acquired in a business combination and intangible assets determined to have an indefinite useful life are not amortized but instead tested for impairment at least annually in accordance with the provisions of ASC 350.  The ASC 350 goodwill impairment model is a two-step process. The first step compares the fair value of a reporting unit that has goodwill assigned to its carrying value. The fair value of a reporting unit using discounted cash flow analysis is estimated. If the fair value of the reporting unit is determined to be less than its carrying value, a second step is performed to compute the amount of goodwill impairment, if any. Step two allocates the fair value of the reporting unit to the reporting unit’s net assets other than goodwill. The excess of the reporting unit’s fair value over the amounts assigned to its net assets other than goodwill is considered the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the carrying value of its goodwill. Any shortfall represents the amount of goodwill impairment. The Company tests this goodwill annually on March 1st, the first day of its fourth fiscal quarter of each year unless an event occurs that would cause the Company to believe the value is impaired at an interim date.

The Company evaluated the carrying value of its goodwill associated with its two-way business as of May 31, 2011 and concluded that no impairment of its goodwill was required.  The Company estimates the fair value of its two-way business using a discounted cash flow method.  No changes have occurred in the two-way business during the six months ended November 30, 2011 that indicated any impairment of the goodwill.  The Company continually evaluates whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. In evaluating impairment we estimate the sum of the expected future cash flows derived from business unit against which such goodwill is recorded. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. A significant change in cash flows in the future could result in an additional impairment of goodwill.

In May 2010, Progressive Concepts, Inc., purchased a perpetual trademark license to use the trademark “Hawk Electronics” (see Note – 10 “Trademark Purchase Obligation” for additional discussion).

The Company evaluated PCI’s perpetual trademark license asset at May 31, 2011, in accordance with ASC 350 and determined the fair value of the license exceeded its carrying value; therefore, no impairment was recorded. The fair value of the perpetual trademark license was based upon the discounted estimated future cash flows of the Company’s cellular business which is the primary beneficiary of the Hawk brand. No changes have occurred in the cellular business during the six months ended November 30, 2011 that indicated any impairment of the perpetual trademark license.  The Company will continually evaluate whether events and circumstances occur that would no longer support an indefinite life for its perpetual trademark license.

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

As of November 30, 2011, the most significant intangible asset remaining is the AT&T distribution agreements and subscriber bases.  The AT&T cellular distribution agreements will continue to be amortized through November 30, 2014 which is the expiration of the agreements as described in the Third Amendment to the Distribution Agreement with AT&T.

The AT&T distribution agreement assets represent contracts the Company has with AT&T, under which the Company is allowed to provide cellular services to its customers. The Company regularly forecasts the expected cash flows to be derived from the cellular subscriber bases and due to the Company’s recent settlement and release agreement with AT&T and the Third Amendment to the Distribution Agreement, the Company anticipates the future cash flows generated from its cellular subscriber bases to exceed the carrying value of the AT&T distribution agreements.

Amortization of the AT&T distribution agreements, subscriber bases, FCC licenses, GSA and TXMAS contracts is considered an operating expense and included under the caption “Depreciation and Amortization” in the accompanying consolidated statements of operations.  The Company periodically reviews the estimated useful lives of its intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life.

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

The Company’s review of the carrying value of its tangible long-lived assets at November 30, 2011 and May 31, 2011 indicates the carrying value of these assets will be recoverable through estimated future cash flows. If the cash flow estimates, or the significant operating assumptions upon which they are based change in the future, the Company may be required to record impairment charges related to its long-lived assets.

Prepaid expenses and other current assets: The Company records certain expenses that are paid for in advance of their use or consumption as a current asset on the Company’s consolidated balance sheets.

The components of prepaid expenses and other current assets at November 30, 2011 and May 31, 2011 are as follows (in thousands):

	November 30,	May 31,
	2011	2011

Prepaid office lease expense	$87	$190
Prepaid legal fees	25	15
Prepaid insurance premiums	33	27
Security deposits, primarily related to building leases	81	78
Website domain rental	40	52
Other	100	127
Total prepaid expenses and other current assets	$366	$489

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

Provision for Income Taxes: The Company accounts for income taxes in accordance with ASC 740, Income Taxes, (“ASC 740”) using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences, net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods.  As of November 30, 2011 and May 31, 2011, the Company has recorded a valuation allowance against the full amount of its net deferred tax assets. The Company will continue to evaluate its financial forecast to determine if a portion of its deferred tax assets can be realized in future periods. When the Company is charged interest or penalties related to income tax matters, the Company records such interest and penalties as interest expense in the consolidated statement of operations.

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

Since 1984, Teletouch’s subsidiary, PCI, has held agreements with AT&T or one of its predecessor companies, which allowed PCI to offer cellular service and provide the billing and customer services to its subscribers. PCI is compensated for the services it provides based upon sharing a portion of the monthly billings of AT&T cellular services with AT&T.  PCI is responsible for the billing and collection of cellular charges from these customers and remits a percentage of the cellular billings generated to AT&T.  Based on its relationship with AT&T, the Company has evaluated its reporting of revenues under ASC 605-45, Revenue Recognition, Principal Agent Considerations (“ASC 605-45”) associated with its services attached to the AT&T agreements.  Included in ASC 605-45 are eight indicators that must be evaluated to support reporting gross revenue.  These indicators are (i) the entity is the primary obligor in the arrangement, (ii) the entity has general inventory risk before customer order is placed or upon customer return, (iii) the entity has latitude in establishing price, (iv) the entity changes the product or performs part of the service, (v) the entity has discretion in supplier selection, (vi) the entity is involved in the determination of product or service specifications, (vii) the entity has physical loss inventory risk after customer order or during shipment and (viii) the entity has credit risk.  In addition, ASC 605-45 includes three additional indicators that support reporting net revenue.  These indicators are (i) the entity’s supplier is the primary obligor in the arrangement, (ii) the amount the entity earns is fixed and (iii) the supplier has credit risk. Based on its assessment of the indicators listed in ASC 605-45, the Company has concluded that the AT&T services provided by PCI should be reported on a net basis. Also in accordance with ASC 605-45, sales tax amounts invoiced to our customers have been recorded on a net basis and are not included in our operating revenues.

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

Advertising and Pre-opening Costs:  Labor costs, costs of hiring and training personnel and certain other costs relating to the opening of any new retail or service center locations are expensed as incurred. Additionally, advertising costs are expensed as incurred and are occasionally partially reimbursed based on various vendor agreements.  Advertising and promotion costs were $94,000 and $159,000 for the three months ended November 30, 2011 and 2010, respectively and $172,000 and $306,000 for the six months ended November 30, 2011 and 2010, respectively. Advertising reimbursements are accrued when earned and committed to by the Company’s vendor and are recorded as a reduction to advertising cost in that period.

Stock-based Compensation: At November 30, 2011, the Company had two stock-based compensation plans (one active and one expired) for employees and non-employee directors, which authorize the granting of various equity-based incentives including stock options and stock appreciation rights.

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

Cash flows resulting from excess tax benefits are classified as a financing activity. Excess tax benefits are realized from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits as a result of any exercises of stock options in the six months ended November 30, 2011 and 2010.

To estimate the fair value of its stock options, the Company uses the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option pricing model. The Company has determined that the best measure of expected volatility is based on the historical daily volatility of the Company’s common stock adjusted to exclude the top 10% high and low closing trading prices during the period measured. Historical volatility factors utilized in the Company’s Black-Scholes computations for options issued in the six months ended November 30, 2011 was 72.58% and ranged from 127.22 % to 135.33% for the options issued in the six months ended November 30, 2010.  The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107 with the continued use of this method extended under the provisions of Staff Accounting Bulletin No. 110. Under this formula, the expected term is equal to: ((weighted-average vesting term + original contractual term)/2). The expected term used by the Company as computed by this method for options issued in the six months ended November 30, 2011 was 5.0 years and ranged from 5.0 to 6.0 years for the options issued in the six months ended November 30, 2010. The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for options issued in the six months ended November 30, 2011 ranged from 0.91% to 1.60% and ranged from 2.05% to 2.42% for the options issued in the six months ended November 30, 2010. Dividend yield is zero for these options as the Company does not expect to declare any dividends on its common shares in the foreseeable future.

In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption.  The Company has estimated an annualized forfeiture rate of 0.0% for the stock options granted to senior management and the Company’s directors in the six months ended November 30, 2011 and 2010.  The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

Options exercisable at November 30, 2011 and May 31, 2011 totaled 6,236,984 and 4,651,432, respectively.  The weighted-average exercise price per share of options exercisable at November 30, 2011 and May 31, 2011 was $0.29 and $0.27, respectively with remaining weighted-average contractual terms of approximately 6.8 years and 6.7 years as of November 30, 2011 and May 31, 2011, respectively.

The weighted-average grant date fair value of options granted during the six months ended November 30, 2011 and 2010 was $0.31 and $0.30, respectively.

At November 30, 2011, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $34,000, which will be amortized over the weighted-average remaining requisite service period of 2.3 years.

Income (loss) Per Share:  In accordance with ASC 260, Earnings Per Share, basic income (loss) per share (“EPS”) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding including any dilutive securities outstanding. At November 30, 2011, the Company’s outstanding common stock options totaled 6,403,651. For the three   and six months ended November 30, 2011, 3,408,556 and 3,227,913 common stock options were dilutive securities, respectively and were included in the diluted earnings per share calculation due to the Company’s market price of its common stock at November 30, 2011 exceeding the options’ exercise price.  The Company’s outstanding common stock options totaled 5,656,483 at November 30, 2010 and were not included in the computation of diluted earnings per share due to their antidilutive effect as a result of the net loss incurred during the three and six months ended November 30, 2010.

Recently Issued Accounting Standards:

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No.2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. Under the amended rule, a company will not be required to calculate the fair value of a business that contains recorded goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that business is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. This new standard is effective for the Company beginning June 1, 2012. The Company does not expect the adoption of this guidance to have any impact on its consolidated financial positions or results of operations.

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

NOTE 4 – RELATIONSHIP WITH CELLULAR CARRIER

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

On September 30, 2009, Teletouch’s subsidiary, PCI, commenced an arbitration proceeding against AT&T seeking monetary damages. The binding arbitration was commenced to seek relief for damages incurred as AT&T has prevented the Company from selling the popular iPhone and other “AT&T exclusive” products and services that PCI believes it was contractually entitled to provide to its customers.  In addition, the Company’s initial statement of claim alleged, among other things, that AT&T had violated the longstanding non-solicitation provisions under the DFW Agreement by and between the companies by actively inducing customers to leave PCI for AT&T. While PCI attempted to negotiate with AT&T for the purpose of obviating the need for legal action, such attempts failed.  Accordingly, PCI initiated the arbitration.  AT&T subsequently filed certain counterclaims with the arbitrator seeking an unspecified amount of damages from PCI and claiming that PCI was operating in violation of certain provisions of the distribution agreements and such agreements should therefore be cancellable by AT&T.

In addition, during  fiscal year 2010 and following the Company’s commencement of an arbitration proceeding against AT&T, AT&T notified the Company it was cancelling or not renewing three of the six distribution agreements including those agreements that cover the Austin, Texas MSA, Houston, Texas MSA and Arkansas.

On November 23, 2011, the Company and AT&T entered into a settlement and release agreement and executed a Third Amendment to the Distribution Agreement which renewed or extended all current and prior distribution agreements for three (3) years allowing PCI to again activate new subscribers and provide many of the previously withheld wireless services and products, including the iPhone. The distribution agreements permit the Company to offer AT&T cellular phone service with identical pricing characteristics to AT&T and provide billing customer services to its customers on behalf of AT&T in exchange for certain predetermined compensation and fees, which are primarily in the form of a revenue sharing of the core wireless services the Company bills on behalf of AT&T. In addition, the Company bills the same subscribers several additional features and products that it offers and retains all revenues and gross margins related to those certain services and products. Under the distribution agreements, the Company is responsible for all of the billing and collection of cellular charges from its customers and remains liable to AT&T for pre-set percentages of all AT&T related cellular service customer billings. The current distribution agreements expire on November 30, 2014.

Furthermore, under the terms of the settlement and release agreement, the Company and AT&T entered into an Exclusive Dealer Agreement (“Dealer Agreement”), including the AT&T iPhone Supplements, pursuant to which PCI is now an authorized exclusive dealer of AT&T products and services in all markets covered under the Third Amendment for a term of 6 years and expiring on November 30, 2017, unless terminated earlier under the provisions of the Dealer Agreement.  Under the Dealer Agreement and related supplements, PCI will be able to offer its customers all wireless and other services and products offered by AT&T’s Authorized Dealers in the markets and will receive compensation from AT&T for such products and service sold. All compensation received under the Dealer Agreement is subject to the subscriber remaining continuously on such service with AT&T for 180 days.  In the event that the subscriber cancels or downgrades the services with AT&T, the compensation paid to PCI is subject to partial or full chargeback by AT&T.

Because of the volume of business transacted with AT&T, as well as the revenue generated from AT&T services, there is a significant concentration of credit and business risk involved with having AT&T as a primary vendor.

The Company reports its revenues related to the AT&T services on a net basis in accordance with ASC 605-45 as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2011	2010	2011	2010

Gross service and installation revenue	$8,558	$10,502	$17,528	$21,874
Net revenue adjustment (revenue share due to AT&T)	(4,262)	(5,375)	(8,749)	(11,012)
Net service and installation revenue	$4,296	$5,127	$8,779	$10,862

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

NOTE 5 – INVENTORY

The following table lists the cost basis of inventory by major product category and the related reserves for inventory obsolescence at November 30, 2011 and May 31, 2011 (in thousands):

	November 30, 2011			May 31, 2011
	Cost	Reserve	Net Value	Cost	Reserve	Net Value

Phones and related accessories	$577	$(72)	$505	$647	$(91)	$556
Automotive products	267	(83)	184	314	(45)	269
Satellite products	12	(6)	6	11	(4)	7
Two-way products	523	(148)	375	567	(143)	424
Other	3	(2)	1	4	(3)	1
Total inventory and reserves	$1,382	$(311)	$1,071	$1,543	$(286)	$1,257

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment at November 30, 2011 and May 31, 2011 consisted of the following (in thousands):

	November 30, 2011	May 31, 2011

Land	$774	$774
Buildings and leasehold improvements	3,124	3,117
Two-way network infrastructure	1,055	1,155
Office and computer equipment	2,863	2,713
Signs and displays	711	710
Other	392	395
	$8,919	$8,864
Less:
Accumulated depreciation and amortization	(6,392)	(6,245)

Total property and equipment	$2,527	$2,619

Depreciation and amortization expense related to property and equipment was $74,000 and $76,000 for the three months ended November 30, 2011 and 2010, respectively and $147,000 and $148,000 for the six months ended November 30, 2011 and 2010, respectively.

Property and equipment are recorded at cost.  Depreciation and amortization is computed using the straight-line method.  The following table contains the property and equipment by estimated useful life, net of accumulated depreciation as of November 30, 2011 (in thousands):

	Less than	3 to 4	5 to 9	10 to 14	15 to 19	20 years	Total Net
	3 years	years	years	years	years	and greater	Value
Buildings and leasehold improvements	$42	$58	$60	$-	$1,027	$97	$1,284
Two-way network infrastructure	37	114	64	-	-	-	215
Office and computer equipment	139	57	10	-	-	-	206
Signs and displays	7	7	5	-	-	-	19
Other	12	17	-	-	-	-	29
Land (no depreciation)	-	-	-	-	-	774	774
	$237	$253	$139	$-	$1,027	$871	$2,527

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill:  The reported goodwill of the Company at November 30, 2011 and May 31, 2011 relates entirely to the two-way radio segment. The goodwill was acquired in January 2004 for $894,000 as part of the purchase of the two-way radio assets of DCAE, Inc.  During the fourth quarter of fiscal year 2005, this goodwill was deemed impaired as a result of losses in revenues and profitability in the Company’s two-way radio segment (the “reporting unit” under ASC 350) and the goodwill was written down to $343,000. The $343,000 carrying value of the goodwill is reported on its consolidated balance sheet at November 30, 2011 and May 31, 2011.

Other intangible assets:  The following is a summary of the Company’s intangible assets as of November 30, 2011 and May 31, 2011, excluding goodwill (in thousands):

	November 30, 2011			May 31, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value
Definite lived intangible assets:
Wireless contracts and subscriber bases	$10,389	$(8,350)	$2,039	$10,289	$(7,865)	$2,424
FCC licenses	103	(90)	13	104	(84)	20
PCI marketing list	1,235	(1,235)	-	1,235	(1,235)	-
Loan origination fees	751	(654)	97	774	(569)	205
Internally developed software	170	(170)	-	170	(170)	-
Government Services Administration contract	15	(3)	12	15	(2)	13
Texas Multiple Award Schedule contract	4	-	4	-	-	-
Total amortizable intangible assets	12,667	(10,502)	2,165	12,587	(9,925)	2,662

Indefinite lived intangible assets:
Perpetual trademark license agreement	900	-	900	900	-	900

Total intangible assets	$13,567	$(10,502)	$3,065	$13,487	$(9,925)	$3,562

Total amortization expense for the three months ended November 30, 2011, and 2010 was approximately $282,000 and $208,000, respectively and $514,000 and $413,000 for the six months ended November 30, 2011 and 2010, respectively.

NOTE 8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of (in thousands):

	November 30,	May 31,
	2011	2011

Accrued payroll and other personnel expense	$502	$588
Accrued bonuses	1,500	-
Accrued state and local taxes	595	410
Unvouchered accounts payable	1,423	1,672
Customer deposits payable	243	317
Other	329	413
Total	$4,592	$3,400

NOTE 9 – LONG-TERM DEBT

Long-term debt at November 30, 2011 and May 31, 2011 consists of the following (in thousands):

	November 30,	May 31,
	2011	2011
Thermo revolving credit facility	$10,684	$11,330
East West Bank (formerly United Commerical Bank)	2,202	2,256
Jardine Capital Corporation bank debt	561	570
Warrant redemption notes payable	314	464
Total long-term debt	13,761	14,620
Less: Current portion	(5,119)	(4,439)
Long-term debt, net	$8,642	$10,181

Current portion of long-term debt at November 30, 2011 and May 31, 2011 consists of the following (in thousands):

	November 30,	May 31,
	2011	2011
Thermo revolving credit facility	$2,042	$1,149
East West Bank (formerly United Commerical Bank)	2,202	2,256
Jardine Capital Corporation bank debt	561	570
Warrant redemption notes payable	314	464
Total current portion of long-term debt	$5,119	$4,439

Thermo Revolving Credit Facility:  On August 28, 2009, Teletouch finalized amending, effective August 1, 2009, the terms of its $5,250,000 revolving credit facility with Thermo Credit, LLC “Thermo”, resulting in, among other changes, the availability under the revolving credit facility being increased from $5,250,000 to $18,000,000 and the maturity of the revolver being extended from April 30, 2010 to January 31, 2012 (the “Second Amended Thermo Revolver”).

The Second Amended Thermo Revolver provided for the Company to obtain revolving credit loans from Thermo from time to time up to approximately $18,000,000.  Borrowings against the Second Amended Thermo Revolver are limited to specific advance rates against the aggregate fair value of the Company’s assets, as defined in the amendment, including real estate, equipment, infrastructure assets, inventory, accounts receivable, intangible assets and notes receivable (collectively, the “Borrowing Base”). The Company was allowed to borrow the lesser of the borrowing base amount or the initial commitment amount of $18,000,000, less a monthly step down amount. Beginning in December 31, 2009, the availability under the Second Amended Thermo Revolver is reduced monthly by an amount equal to the average principal balance of loans outstanding against the non-accounts receivable assets in the Borrowing Base for that month divided by sixty (60) (the “Monthly Step Down”). The loans outstanding on the accounts receivable component of the Borrowing Base will be increased or decreased through periodic reporting of the Borrowing Base to Thermo. The balance of all principal and interest outstanding under the Second Amended Thermo Revolver is due January 31, 2012.  The annual interest rate on the Second Amended Thermo Revolver is the lesser of: (a) the maximum non-usurious rate of interest per annum permitted by applicable Louisiana law or (b) the greater of (i) the prime rate plus 8% or (ii) fourteen percent (14%). Under the terms of the Second Amended Thermo Revolver, the Company must maintain certain financial covenants including a net worth of at least $5,000,000, computed on a fair value basis, at each fiscal quarter, a debt service coverage ratio that ranges between 1.10 and 1.20 over the remaining life of the revolver and an operating income no less than zero at any fiscal quarter. The purpose of the Second Amended Thermo Revolver was to retire the former factoring debt facility with Thermo and to provide additional availability to the Company for its ongoing working capital needs.

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

On March 9, 2011, the Company entered into Amendment No. 3 to the Loan and Security Agreement, effective December 31, 2010, which resulted in (i) extending the maturity date of the revolver from January 31, 2012 to January 31, 2013, (ii) an additional commitment fee of $135,000 due and payable on or before January 31, 2012, (iii) the deferral of monthly principal payments for the period December 2010 to June 2011 to be due and payable on or before August 31, 2011 and (iv)  the deferral of an over advance of $433,747 as of December 31, 2010 to be due and payable on or before August 31, 2011 after consideration of the Company’s borrowing base as of that date. All other terms of the revolver remain unchanged. As of the date of this Report, the deferred over advance amount as of December 31, 2010 has not been paid to Thermo. See discussion below related to the over advance balance as of November 30, 2011.

On October 11, 2011, the Company entered into Amendment No. 4 to the Loan and Security Agreement whereby the loan commitment amount was reduced from $18,000,000 to $12,000,000 as of October 11, 2011.  The loan commitment will continue to be reduced monthly by the Monthly Step Down amount, which as of the date of this report is approximately $53,000 per month.  As a result of the reduced loan commitment amount, the loan commitment fee of $68,000 payable on August 1, 2011, as required under the second amendment to the Thermo Revolver, was reduced to $45,000 under the terms of Amendment No. 4.  The Company paid the amended commitment fee amount in August 2011. All other terms of the Thermo Revolver remain unchanged.

During the fourth quarter of fiscal 2011, Thermo informed the Company that no additional funds could be advanced under the revolver due to the Company’s declining borrowing base, the total outstanding balance of the credit facility and Thermo’s inability to borrow additional cash from its funding source due to certain concentration issues.

As of November 30, 2011, the Company recorded an over advance of approximately $1,224,000 against the Thermo debt as a current liability on its consolidated balance sheet since it was unable to obtain a waiver from Thermo due to certain limitations imposed by Thermo’s funding source.  The Company is currently negotiating with Thermo on repayment terms of the over advance outstanding under the Thermo Revolver as of November 30, 2011.

The Company had approximately $10,684,000 in loans outstanding under the Fourth Amended Thermo Revolver as of November 30, 2011, which included loan commitment fees due on January 31, 2012 of $135,000.

East West Bank Debt (formerly United Commercial Bank): Effective May 3, 2007, the Company entered into a loan agreement with United Commercial Bank, which was subsequently acquired by East West Bank, (the “East West Debt”) to refinance previous debt in the amount of $2,850,000 at May 31, 2007.  As of November 30, 2011, $2,650,000 continued to be funded under the agreement with East West Bank, and $2,202,000 was outstanding. The East West Debt requires monthly payments of $15,131 and bears interest at the prime rate as published in the Wall Street Journal and adjusted from time to time (3.25% at November 30, 2011).  The East West Debt is collateralized by a first lien on a building and land in Fort Worth, Texas owned by the Company. The East West Debt matures in May 2012 and the Company was noticed in the second quarter of fiscal year 2012 the East West Debt will not be renewed upon its expiration. The Company is currently looking for financing from prospective lenders to replace the East West Debt. However, the Company cannot assure such financing can be secured at a favorable rate.

Jardine Bank Debt: Effective May 3, 2007, the Company entered into a loan agreement with Jardine Capital Corp. (the “Jardine Bank Debt”) to refinance previous debt  in the amount of $650,000. The Jardine Bank Debt requires monthly payments of $7,705, bears interest at 13% and matures in May 2012. The Jardine Bank Debt is collateralized by a second lien on a building and land in Fort Worth, Texas owned by the Company.   In May 2010, the Company made a $40,000 principal payment against the Jardine Bank Debt due to the conveyance of an easement and right-of-way for a sub-surface gas pipeline on the collateralized land in Fort Worth, Texas. As of November 30, 2011, a total of $561,000 was outstanding under this agreement. Although the Company has not received formal notice from Jardine of its intent not to renew this loan, the Company is actively seeking a lender to refinance both the East West Debt and the Jardine Bank Debt. However, the Company cannot assure such financing can be secured at a favorable rate.

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

On June 13, 2011, effective November 30, 2011, the Company and each holder of the GM Promissory Notes agreed to amend the terms and provisions of the GM Promissory Notes, for the purpose of extending the final payment due under the GM Promissory Notes to the earlier to occur: (x) 30 days following the Company’s reaching a settlement in its arbitration matter with AT&T or (y) January 10, 2012 (the “Amendment No. 2”).  All other terms and provisions of the GM Promissory Notes, as amended to date, remain unchanged.  As a result of Amendment No. 2, the Company will continue to make monthly installments of $25,000, in aggregate, to the holders through the date a final payment becomes due.  As of November 30, 2011, a total of $313,750 was outstanding under the notes. As of the date of this Report, the GM Promissory Notes have been paid in full.

Maturities:  Scheduled maturities of long-term debt outstanding (excluding interest payable) are as follows (in thousands):

		Year Ended November 30,
	TOTAL	2012	2013

Thermo revolving credit facility	$10,684	$2,042	$8,642
East West Bank debt	2,202	2,202	-
Jardine Capital Corporation bank debt	561	561	-
Warrant redemption notes payable	314	314	-
	$13,761	$5,119	$8,642

NOTE 10 – TRADEMARK PURCHASE OBLIGATION

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

As of November 30, 2011, the Company has recorded $100,000 as current portion of trademark purchase obligation (July 1, 2012 payment) as a current liability and has recorded $100,000 (payments due thereafter) under long-term trademark purchase obligation as a long-term liability.

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

NOTE 11 - INCOME TAXES

Significant components of the Company’s deferred taxes as of November 30, 2011 and May 31, 2011 are as follows (in thousands):

	November 30,	May 31,
	2011	2011

Deferred Tax Assets:
Current deferred tax assets:
Accrued liabilities	$288	$204
Deferred revenue	29	51
Inventories	110	102
Allowance for doubtful accounts	66	93
	493	450
Valuation allowance	(493)	(450)
Current deferred tax assets, net of valuation allowance	-	-

Non-current deferred tax assets:
Net operating loss	8,209	10,781
Accrued liabilities	508	409
Intangible assets	274	258
Fixed assets	207	203
Licenses	11	12
Other	44	42
	9,253	11,705
Valuation allowance	(9,253)	(11,705)
Non-current deferred tax assets, net of valuation allowance	-	-

The Company has approximately $24,145,000 of net operating losses at November 30, 2011, which are expected to be available to reduce the Company’s future taxable income and will expire in the years 2027 through 2032.  As a result of a change in ownership of Teletouch on August 11, 2011 (see “Change of Ownership and Voting Control of Teletouch” in Note 13 – “Shareholders’ Equity” for additional discussion on the change of control transaction), which constituted a change of control of the Company under the Internal Revenue Code, the Company’s ability to utilize the net operating losses it has accumulated through August 11, 2011 (the date of the change of control) to offset future taxable income may be limited under Section 382 of the Internal Revenue Code.  As of the date of this Report, the Company has not determined the specific limitation amount. Based on its preliminary analysis, the Company believes it will be able to utilize a portion of its net operating losses against the income recognized in the current year from the settlement of its litigation against AT&T (see Part II, Item 1. Legal Proceedings – “AT&T Binding Arbitration” for more information on the settlement). The Company believes the Section 382 limitations may reduce its ability to offset future taxable income. The utilization of some of these losses may be further limited under other applicable provisions of the Internal Revenue Code.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate as of November 30, 2011 and has not recognized any additional liabilities for uncertain tax positions under the guidance of ASC 740. The Company’s tax years 2005 through 2010 for federal returns and 2009 through 2011 for state returns remain open to major taxing jurisdictions in which we operate, although no material changes to unrecognized tax positions are expected within the next year.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Teletouch leases buildings, transmission towers, and equipment under non-cancelable operating leases ranging from one to twenty years.  These leases contain various renewal terms and restrictions as to use of the property.  Some of the leases contain provisions for future rent increases.  The total amount of rental payments due over the lease terms is charged to rent expense on the straight-line method over the term of the leases.  The difference between rent expense recorded and the amount paid is recorded as deferred rental expense, which is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.  Rent expense was $338,000, and $344,000 in the three months ended November 30, 2011 and 2010, respectively and $679,000 and $683,000 in the six months ended November 30, 2011 and 2010, respectively.  Future minimum rental commitments under non-cancelable leases are as follows (in thousands):

	Operating Lease Payments Due By Period
	(in thousands)
	Twelve Months Ending November 30,
	Total	2012	2013	2014	2015	Thereafter

Operating leases	$4,728	$583	$472	$341	$251	$3,081

Sales and Use Tax Audit Contingency

Since October 2010, the Teletouch’s wholly owned subsidiary, PCI, has been under a sales and use tax audit by the State of Texas covering the period from January 2006 to October 2009. During the second quarter of fiscal year 2011, while preparing for this audit, the Company identified certain issues with the prior application and interpretation of sales tax rates assessed on various services billed to its cellular subscribers. Prior sales tax audits on these billings at PCI did not detect these issues, although the methodology for computing sales taxes was similar in these prior periods.  The Company concluded that it is probable that some or all of these issues will be identified and challenged in the current audit based on the initial inquiries by the sales tax auditor.  As of November 30, 2011 and through the date of this Report, we are unable to estimate the outcome of the PCI audit. Based on our internal review of all of PCI’s cellular services billings over the audit period, the Company has estimated that up to approximately $2.4 million of sales taxes may not have been billed or collected from PCI’s cellular customers during the audit period. This estimate is based on the Company’s most conservative application of sales tax rates to all cellular services billing during the audit period; however, the final audit results and assessment could differ materially from this estimate.   The application of the various sales tax laws and rates on the Company’s cellular services is complex and the actual liability could be impacted by items not considered by us.

As of the date of this Report, the audit is ongoing, but the Company has received preliminary audit results indicating certain errors have been detected in PCI’s application and billing of sales taxes against its cellular billings, its application and billing of sales taxes against invoices for products and other non-cellular services, and its computation and remittance of use taxes on certain purchases. However, these audit results are preliminary, and the Company, in conjunction with its outside third-party sales tax consultants are in the process of researching and responding to each error detected.  There is insufficient detail available to estimate a range of potential liability as a result of the sales and use tax audit.  The review of the preliminary audit results is expected to be completed during the fiscal 3rd quarter, at which time the Company should then be able to estimate a more proximate range of PCI’s potential sales and use tax liability.  Prior to receiving these preliminary audit results, the Company had estimated the lower end of the range to be approximately $22,000 based on the results of PCI’s prior sales and use tax audits. Based on the preliminary results received following the end of the 2nd quarter, the Company anticipates PCI’s sales and use tax liability may be materially more than its prior estimate of the lower end of the range. However, at this point in the audit process, there is not sufficient evidence to estimate a low end of the range. Upon completing an estimate of the range of PCI’s sales and use tax liability for this audit period and in accordance with ASC 450, Contingencies, the Company will not record an estimated liability for the lower end of range until it can better predict the outcome of this audit or when the final assessment is made by the State of Texas.

The Company has not estimated any further potential liability for similar sales and use tax issues that may have continued after October 2009, the end of the period covered by this audit. As the audit progresses and more information is available on items that were not suitably taxed by PCI during the audit period, the Company will estimate any additional exposure for periods after the audit period and through the date that such items are believed to have been remediated. During the quarter ended November 30, 2010, the Company made certain modifications to PCI’s cellular and related billing systems and believes it has remediated many if not all of the concerns with PCI’s taxing of its cellular services. In addition, the Company is exploring various recovery options, including assessments and billings of current and prior customers for any of these taxes due by them.

As of the date of this Report, the Company has given the State of Texas a statute extension for the periods under the audit through April 20, 2012.  The final results of this sales tax audit may differ materially from all estimates made by the Company to date and from any computations made by the Company to date related to PCI’s cellular services billings.

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

Change of Ownership and Voting Control of Teletouch

From November 2005 through August 2011, the majority of Teletouch’s outstanding common stock has been owned and controlled by TLL Partners, LLC, a Delaware limited liability company (“TLLP”), controlled by Robert McMurrey, the Company’s Chairman and Chief Executive Officer.  In August 2006, immediately prior to Teletouch’s acquisition of Progressive Concepts, Inc. (“PCI”), TLLP assumed the senior debt obligations of PCI and settled the subordinated debt obligations of PCI by issuing 4,350,000 shares of its holdings of Teletouch’s common stock and converted the balance  of the subordinated debt into redeemable Series A preferred units of TLLP.  To secure the senior debt obligation, TLLP pledged all of its then held assets, which consisted primarily of approximately 80% of the outstanding common stock of Teletouch as of August 2006. TLLP is a holding company with no operations with a minimal amount of cash on hand and is dependent upon selling a sufficient number of shares it owns in Teletouch common stock or upon the cash flows of Teletouch through the receipt of future cash dividends to service its outstanding debt obligations. When the senior debt originally matured in August 11, 2007, TLLP did not have sufficient cash or other means to repay this debt and was successful in negotiating an initial extension of the maturity date through October 11, 2007. Subsequent extensions were granted by the senior debt holder to TLLP extending the maturity date through January 31, 2011.   In February 2011, TLLP negotiated a settlement of its senior debt obligations which provided for a discount against the balance due if TLLP would make a required series of discounted payments beginning February 2011 and continuing through August 19, 2011, the amended maturity date.  In addition to the cash payments and as part of the settlement agreement, TLLP was obligated to transfer 2,000,000 shares of its holdings of Teletouch’s common stock to the senior lender at the maturity date.

Beginning in February 2011 and continuing through June 2011, TLLP completed sixteen (16) privately negotiated transactions and sold a total of 8,499,001 shares of its holdings of Teletouch’s common stock, which was approximately 17.4% of the Company’s outstanding common stock at June 13, 2011, the date of the last sale transaction.  Following these sales transactions, TLLP continued to own 30,650,999 shares of our common stock, or 62.9% of the Company’s outstanding common stock.  The Company entered into registration rights agreements with each of the purchasers and TLLP whereby it agreed to file a registration statement with the SEC covering the 8,499,001 shares sold and 12,000,000 shares owned by TLLP. This registration statement on Form S-1 was filed with the SEC on June 17, 2011 and was subsequently declared effective on July 11, 2011 and remains effective as of the date of this Report.

On August 11, 2011, TLLP entered into a binding agreement titled “Heads of Terms” (the “Binding Agreement”) and certain related agreements with its Series A Preferred unit holders, Stratford Capital Partners, LP (“Stratford”) and Retail & Restaurant Growth Capital, LP (“RRGC”) (together, Stratford and RRGC are hereafter referred to as the “Transferees”), whereby, TLLP was required on or before August 17, 2011  to exchange 25,000,000 shares of its holdings of the Company’s common stock (the “New Shares”) to settle in full TLLP’s approximately $18,200,000 redemption obligation on its outstanding Series A Preferred Units (the “Preferred Units”) and for additional cash consideration totaling $3,750,000 from the Transferees (the “Exchange”).  The redemption rights under the Preferred Units allowed the holders to redeem the accumulated redemption value for shares of Teletouch common stock owned by TLLP and such redemption could only take place following the fiscal settlement of TLLP’s senior debt obligation. The cash received by TLLP from this transaction allowed it to make the final payment on the senior debt obligation which allowed the Preferred Units to be redeemed simultaneously. Based on the approximately $21,950,000 consideration exchanged by Transferees, TLLP realized approximately $0.88 per share in value for the shares of the Company’s common stock transferred in the Exchange. As a result of the Exchange, Stratford and RRGC received 15,000,000 shares and 10,000,000 shares, respectively, of the Company’s common stock in exchange for their respective share of the cash consideration and their respective holdings of the outstanding Preferred Units. The Exchange closed on August 17, 2011 and resulted in the cancellation of the Series A Preferred units.  As contemplated by the Binding Agreement, at closing the parties entered into various agreements related to the Exchanged Shares including (1) a registration rights agreement providing for the registration of the Exchanged Shares, (2) a put and call option and transfer restriction agreement whereby TLLP would have the right to call from Stratford and RRGC the Exchanged Shares for a fifteen month period for a call price of $1.00 per share, Stratford and RRGC would have the rights to put their Exchanged Shares to TLLP for  30 day period at the end of the call option period for a put price of $1.00 per share, and Stratford and RRCG would agree not to transfer the Exchanged Shares for a period of seven months after the date of the Exchange, (3) a voting agreement whereby Stratford and RRGC agreed to vote their Exchanged Shares in proportion to the votes of the other shareholders of Teletouch during the call option period, (4) a pledge and security agreement whereby TLLP pledged all of its remaining shares of Teletouch’s common stock to Stratford and RRGC as security for their put rights, (5) a mutual release of claims between various parties to the Exchange and (6) certain other ancillary documents.  Following the Exchange and as of the date of this Report, Stratford owns 17,610,000 shares of Teletouch’s common stock (36.1% of outstanding shares), RRGC owns 11,740,000 shares (24.1%) and TLLP owns 3,050,999 shares (6.3%).  The result of the Exchange was a change in control of the voting of common stock at Teletouch on August 17, 2011, whereby TLLP no longer controls the outcome of matters voted on by the shareholders.

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

On October 12, 2011, the Company filed a resale registration statement on Form S-1 with the SEC in accordance with the terms of the RRA which was subsequently declared effective by the SEC on November 1, 2011 and remains effective as of the date of this Report.

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

Other Regulatory and Contractual Consents Required:  Since the Company holds certain licenses for radio frequencies from the Federal Communications Commission (“FCC”), it is required to seek approval in advance for any changes in ownership that result in a change in control or be subject to fines and other penalties assessed by the FCC.  Because of the circumstances of the Exchange, the FCC granted a waiver of its advance approval requirements and categorized this transaction as an “involuntary” change of control under its rules.  Because the transaction has been deemed involuntary by the FCC, the Company had 30 days to submit the forms reporting the change in control, including information on the new owners. As of the date of this Report, the FCC reviewed and approved the change in control report submitted by the Company.

It is common for certain contracts and agreements to contain provisions providing for notification and approval of a change in control. Due to the short period of time between the Company becoming aware of this transaction and the closing of this transaction, the Company was only able to review its key contracts and agreements for such provisions related to a change of control and believes that notification of this transaction was not required under these agreements.  The key agreements initially reviewed included its various loan documents and its distribution agreements with AT&T.  As of the date of this Report, the Company has reviewed the remainder of its material contracts and none of the Company’s material contracts or agreements was interrupted because of the change in control.

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

As of November 30, 2011, approximately 3,996 Non-Qualified Options are outstanding under the 1994 Plan, and approximately 706,998 Non-Qualified Options and 5,692,657 Incentive Options are outstanding under the 2002 Plan.

A summary of option activity for the six months ended November 30, 2011 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at June 1, 2011	5,655,817	$0.26	6.88	$921,826
Granted	783,167	0.49	-	-
Exercised	(3,333)	0.24	-	-
Forfeited	(32,000)	0.22	-	-
Outstanding at November 30, 2011	6,403,651	0.29	6.80	$1,595,992

Options exercisable at November 30, 2011	6,236,984	$0.29	6.75	$1,546,120

The following table summarizes the status of the Company’s non-vested stock options since June 1, 2011:

	Non-vested Options
		Weighted-
	Number of	Average Fair
	Shares	Value
Non-vested at June 1, 2011	1,004,385	$0.21
Granted	783,167	0.31
Vested	(1,620,885)	0.25
Forfeited	-	-
Non-vested at November 30, 2011	166,667	$0.30

The Company recorded approximately $40,000 and $41,000 in stock based compensation expense in the consolidated financial statements for the three months ended November 30, 2011 and 2010, respectively.
The Company recorded approximately $291,000 and $305,000 in stock based compensation expense in the consolidated financial statements for the six months ended November 30, 2011 and 2010, respectively.

In November 2011, Clifford E. McFarland, a member of the Company’s Board of Directors, exercised 3,333 non-qualified stock options under the 1994 Plan at $0.24 per share.  The total purchase price of the stock bought by Mr. McFarland was approximately $800.

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

Rainbow Resources, Inc.(“RRI”) – RRI is an oil and gas exploration and development company that owns 1,200,000 shares of Teletouch common stock. Robert McMurrey, Chairman and Chief Executive Officer of Teletouch, has voting and dispositive power over all Teletouch securities owned by RRI.  The Company pays certain health insurance expenses on behalf of RRI which resulted in a receivable due from RRI of approximately $3,000 as of May 31, 2011.  The receivable was subsequently paid by RRI in June 2011.   As of November 30, 2011, no balance was due from RRI related to these expenses.

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

On August 17, 2011, TLLP closed on a transaction to settle certain of its debt obligations and retire its outstanding redeemable Series A Preferred Units.  The result of this transaction was that TLLP transferred a total of 27,000,000 shares of Teletouch’s common stock to settle these obligations leaving it with 3,650,999 shares of Teletouch’s common stock or approximately 7.5% ownership of Teletouch (see “Change of Ownership and Voting Control of Teletouch” in Note 13 – “Shareholders’ Equity” for further discussion on this transaction).

The Company received certain dividend payments from investments belonging to TLLP and paid certain consulting and legal fees on behalf of TLLP in fiscal year 2011. These transactions resulted in a receivable due from TLLP of approximately $9,000 as of May 31, 2011. This receivable was subsequently paid by TLLP in June 2011.  As of November 30, 2011, no balance was due to or from TLLP.

NVRDUL, LLC (“NVRDUL”) – NVRDUL is an entity controlled by Carri P. Hyde, spouse of Thomas A. Hyde, Jr., Director, President and Chief Operating Officer of the Company.  Mr. Hyde has no direct involvement with the operations of NVRDUL but is related only through marriage.  The Company provides certain office space to NVRDUL in exchange for certain public relations services.  During the fourth quarter of fiscal year 2011, the Company agreed to sub-lease certain billboards to NVRDUL at the same rate that the Company is contractually obligated to pay for these billboards.  NVRDUL was billed for this billboard space for the fourth quarter of fiscal year 2011 and resulted in a receivable due from NVRDUL of approximately $40,000 as of November 30, 2011 and May 31, 2011.  The NVRDUL receivable was paid in full as of the date of this Report.

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

The Company’s cellular business segment represents its core business, which has been acquiring, billing, and supporting cellular subscribers under a revenue sharing relationship with AT&T and its predecessor companies for over 27 years. The consumer services and retail business within the cellular segment is operated primarily under the Hawk Electronics brand name, with additional business and government sales provided by a direct sales group operating throughout all of the Company’s markets. As an Authorized Service Provider and billing agent, the Company controls the entire customer experience, including initiating and maintaining the cellular service agreements, rating the cellular plans, providing complete customer care, underwriting new account acquisitions and providing multi-service billing, collections, and account maintenance.

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

As of November 30, 2011, the Company combined its corporate product sales which were previously reported separately from the Company’s business segments with its cellular segment for presentation purposes. The segment information for the three and six months ended November 30, 2010 in this Report has been conformed to be comparable to the current year’s segment information.

The following tables summarize the Company’s operating financial information by each segment for the fiscal years ended November 30, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2011	2010	2011	2010
Operating revenue:
Service and installation revenue
Cellular	$3,852	$4,714	$7,976	$9,978
Two-way	443	373	800	798
Wholesale	1	17	3	46
Corporate	-	23	-	40
Total	4,296	5,127	8,779	10,862

Product sales revenue
Cellular	440	825	941	1,720
Two-way	1,262	802	3,838	1,486
Wholesale	1,982	2,190	4,841	3,853
Total	3,684	3,817	9,620	7,059

Total operating revenues
Cellular	4,292	5,539	8,917	11,698
Two-way	1,705	1,175	4,638	2,284
Wholesale	1,983	2,207	4,844	3,899
Corporate	-	23	-	40
Total	7,980	8,944	18,399	17,921

Operating expenses:
Cost of service and installation
(exclusive of depreciation and amortization included below)
Cellular	941	1,077	1,919	2,221
Two-way	457	429	932	796
Wholesale	-	14	26	30
Total	1,398	1,520	2,877	3,047

Cost of products sold
Cellular	673	1,057	1,478	2,135
Two-way	1,028	554	3,365	1,078
Wholesale	1,722	1,882	4,289	3,142
Total	3,423	3,493	9,132	6,355

Selling and general and administrative
Cellular	534	878	1,080	1,788
Two-way	219	197	365	347
Wholesale	316	385	573	797
Corporate	3,317	2,286	5,498	4,732
Total	4,386	3,746	7,516	7,664

Depreciation and amortization
Two-way	24	23	49	44
Corporate	332	261	612	517
Total	356	284	661	561

Gain on settlement with AT&T
Corporate	(10,000)	-	(10,000)	-

Gain on disposal of assets
Corporate	-	(1)	-	(1)
Total operating expenses	(437)	9,042	10,186	17,626

Operating income (loss) from operations
Cellular	2,144	2,527	4,440	5,554
Two-way	(23)	(28)	(73)	19
Wholesale	(55)	(74)	(44)	(70)
Corporate	6,351	(2,523)	3,890	(5,208)
Total	8,417	(98)	8,213	295

Interest expense, net
Corporate	(523)	(551)	(1,050)	(1,118)
Income (loss) before income tax expense	7,894	(649)	7,163	(823)

Income tax expense
Corporate	106	56	147	112

Net income (loss)
Cellular	2,144	2,527	4,440	5,554
Two-way	(23)	(28)	(73)	19
Wholesale	(55)	(74)	(44)	(70)
Corporate	5,722	(3,130)	2,693	(6,438)
Total	$7,788	$(705)	$7,016	$(935)

The Company identifies its assets by segment. Significant assets of the Company’s corporate offices include all of the Company’s cash, property and equipment, loan origination costs and the patent held for sale.  The Company’s assets by segment as of November 30, 2011 and May 31, 2011 are as follows:

	November 30, 2011			May 31, 2011
	Total Assets	Property and Equipment, net	Goodwill and Intangible Assets, net	Total Assets	Property and Equipment, net	Goodwill and Intangible Assets, net

Segment
Cellular	$12,521	$54	$2,940	$8,284	$62	$3,325
Two-way	1,681	371	371	2,031	394	374
Wholesale	627	12	-	1,121	8	-
Corporate	4,898	2,090	97	4,975	2,155	206
Totals	$19,727	$2,527	$3,408	$16,411	$2,619	$3,905

During the six months ended November 30, 2011 and 2010, the Company did not have a single customer that represented more than 10% of total segment revenues.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of results of operations and financial condition is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company.  This discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes and the discussions under “Critical Accounting Estimates,” which describes key estimates and assumptions we make in the preparation of our financial statements.  The Company’s second quarter begins on September 1 and ends on November 30.

Executive Summary

On November 23, 2012, the Company reached a comprehensive, multi-part settlement in the litigation between its wholly-owned subsidiary, PCI and AT&T that had been ongoing since September 2009.  The material terms of the settlement included cash and other consideration in excess of $18,500,000 including: $5,000,000 in cash that was received on December 1, 2011, an immediate $5,000,000 credit against PCI's outstanding accounts payable to AT&T, and an agreement for the transfer of all remaining subscribers to AT&T by the end of the 3 year term (November 30, 2014) of an amended and renewed Distribution Agreement for all of PCI's current and prior market areas for a maximum cash payment of $8,500,000; a new 6 year Exclusive Dealer Agreement, the first half of which runs coterminously with the amended and renewed Distribution Agreement, then continuing for 3 years thereafter; the  authorization to sell, activate and provide services to Apple iPhone and iPad models as a Distributor and to sell and activate such models as a Dealer, and mutual releases by and between AT&T and PCI from and against any and all claims.  In addition to the cash component of the settlement, the Company estimates that the extended agreements with AT&T will provide $25,000,000 - $30,000,000 in contribution margin for its cellular business over the term, based on historical results.

The Company recorded net income for the three and six months ended November 30, 2011 of approximately $7,788,000 and $7,016,000, respectively, primarily as a result of recognizing a $10,00,000 gain during the quarter on the litigation settlement which was offset partially by $1,400,000 in additional expense recorded for  management bonuses awarded by the Company’s Board of Directors upon completion of this litigation.  There were no bonuses awarded during fiscal year 2011 due primarily to the decrease in earnings caused by delays in the litigation against AT&T which were outside of the Company’s control.  Executive management has agreed to accept the bonuses related to the litigation settlement and forego further bonus compensation for fiscal year 2012. Excluding the gain on settlement and bonus charges, the adjusted net loss for the three and six months ended November 30, 2011 would have been approximately $800,000 and $1,600,000, as compared to the net loss of approximately $700,000 and $900,000 reported during the three and six months ended November 30, 2010, respectively.

Consistent with prior quarters, earnings from the Company’s cellular business fell by approximately $400,000 (15%) and $1,100,000 (20%) during the three and six months ended November 30, 2011, respectively, compared to the same periods during the prior fiscal year due to the continued subscriber and revenue losses as a result of the dispute with AT&T continuing through most of the current quarter.  Legal fees incurred for the litigation against AT&T remained relatively flat compared to the prior fiscal year at approximately $149,000 and $315,000 in the three and six months ended November 30, 2011, respectively. However, as a result of certain business restructuring and cost reduction measures taken during fiscal 2011, the Company has been able to lessen the impact on its consolidated earnings as a result of the reduced profitability of its cellular business during the current year.

With the litigation completed, and the Company operating under the renewed agreements with AT&T, it expects monthly subscriber activations to begin to increase toward levels the Company achieved prior to commencing the litigation.  The Company is no longer restricted from activating new subscribers in all of its markets and can offer the Apple iPhone products and services to its current and new subscribers. By the end of the fiscal year, the Company targets approximately 1,000 activations per month which is compared to an average of 201 activations per month during the current fiscal quarter.  The expected increase in activations combined with lower expected subscriber losses to AT&T is expected to result in an increase in the cellular subscriber base over the remainder of the fiscal year with similar increases in cellular service revenues since the Company can again offer comparable products and services.  With the higher subsidy required on the Apple iPhone, and normal subsidies on other phone models required to be competitive with the cellular carriers, an increase in monthly activations will have a negative impact on overall profitability until such time as the recurring cellular revenues have increased to a level that can overcome these subsidies.  Recurring cellular revenues should increase to adequate levels to overcome these subsidies by early fiscal 2013, assuming that the percentage of iPhone new activations and upgrades, and related subsidies, are not higher than expected.

With the completion of the litigation, the Company is optimistic that its efforts in fiscal year 2011 and to date through fiscal 2012 have positioned the wholesale distribution business and the two-way radio business unit for growth during the remainder of fiscal year 2012.  The discussions with cellular handset manufacturers have increased following the conclusion of the litigation, in part due to the specific written approval granted to PCI by AT&T under the settlement to pursue these direct purchasing relationships.  The Company expects the first such distribution agreement will be finalized during the third quarter of fiscal year 2012 with shipments expected during the fourth quarter of fiscal year 2012.  The Company remains confident in its ability to grow its wholesale business with a sufficient and steady supply of handsets to meet the continuing demand in both domestic and international markets.

Fiscal year 2011 was a key year for our two-way radio business unit in that the Company was awarded a multi-year contract with the General Services Administration (“GSA”), a Texas Multiple Award Schedule (“TXMAS”) contract by the State of Texas and was approved to have its two-way radio and emergency vehicle products listed on BuyBoard®, a website operated by an administrative agency of the State of Texas.  These contract awards have allowed the Company to expand its distribution to federal, state, and local governments as well as to schools and universities outside of the Company’s current geographic footprint during fiscal 2012.  Sales under these contracts during fiscal year 2011 were not material to the two-way business unit but the Company saw an improvement of $1,800,000 in sales under these contracts in the first quarter of fiscal year 2012, primarily from sales to the Texas Department of Transportation. In December 2011, the Company received additional light bar orders from the Texas Department of Transportation totaling approximately $2,000,000 and anticipates shipping these products and recognizing revenues over the third and fourth quarter of fiscal year 2012.

Over the past year, the Company had identified a couple of potential acquisition targets but, with the  litigation, among other issues identified with these targets, the Company was unable to complete any of these deals.  Since the Company’s Distribution agreements with AT&T will expire in November 2014, the Company expects to acquire one or more complementary, recurring revenue businesses to replace the revenues and profits that will be lost from its core and most profitable business unit when these subscribers are ultimately transferred to AT&T.  There is no expectation that the profitability from the Exclusive Dealer agreement with AT&T that will remain in place after the Distribution Agreement expires will be sufficient to sustain the operations of the Company.  Organic revenue growth is expected from both the wholesale and two-way business units, but at this point, these revenues, and particularly profit margins from these additional revenues, are not anticipated to be sufficient to sustain the operations of the Company.  With the litigation completed and the Company’s financial condition improved, resources have been focused on diligence efforts on several potential acquisition opportunities with progress on a couple far enough along that letters of intent are being negotiated.  The Company can provide no assurance that it will be able to acquire a new business or achieve the organic revenue growth in its wholesale business or maintain the revenue growth in its two-way radio business.  But, with all resources now focused on growing revenues and improving profitability, both organically and through acquisition, rather than consumed in the litigation efforts as they have been over the past couple of years, the Company remains optimistic this strategy will begin to contribute to earnings by fourth quarter of this fiscal year or by the first quarter of fiscal 2013.

The litigation not only took a toll on the operating results of the Company but had a material impact on the Company’s liquidity prior to receiving the proceeds from the settlement.  Further, certain debt obligations are near maturing that the Company has been unable to refinance to date, primarily due to the degradation of the business caused by the dispute with AT&T.  Since the litigation with AT&T has been resolved and the Company received a favorable outcome, the Company has improved its working capital deficit to $644,000 as of November 30, 2011 compared to a working capital deficit of $7,002,000 as of May 31, 2011.  The Company expects to refinance certain debt obligations under more favorable terms and improve credit terms with its vendors as a result of its improved financial position.  The Company’s current focus is on helping Thermo Credit, LLC locate another lender to participate in the Company’s senior revolving loan facility to reduce Thermo’s concentration in this loan which has resulted in Thermo being unable to advance additional funds to the Company to help with its growth initiatives over the past several fiscal quarters.  The Company can provide no assurance that it will be able to re-finance its current debt obligations but, discussions with existing and potential new lenders have been ongoing.  With the cash on hand following the receipt of the settlement proceeds in December 2011 and the expected improvement in its operating results, the Company anticipates having sufficient cash to meet its current obligations even in the event that certain of its debt obligations are unable to be re-financed on more favorable terms.

Discussion of Business Strategy by Operating Segment

During fiscal year 2011, the Company was successful in improving its operating results across all of its business units through aggressive cost management and expended significant effort into retaining its recurring cellular subscriber base, but with operating results continuing to deteriorate, the Company started to shift its focus toward developing new sources of revenue for its wholesale distribution and its two-way radio business units.  In the first six months of fiscal year 2012, the Company primarily concentrated on its litigation against AT&T, retaining its cellular subscribers, controlling costs and growing revenues from its other businesses. The focus on completing the litigation in the first half of the fiscal year realized a settlement agreement with AT&T by the end of November 2011. Due to this significant milestone, the Company will focus on growing its cellular subscriber base and profits from its cellular business for the remainder of the fiscal year.  In addition it will concentrate on growing its public safety equipment product lines in its two-way business through the various government contracts it was awarded in fiscal year 2011 and focus on securing additional similar contracts with other states.  Improving results for fiscal year 2012 in the Company’s wholesale business will be dependent on negotiating one or more direct relationships with a cellular handset manufacturer which to date has proven to be a difficult and lengthy process. Now that the litigation against AT&T is complete the Company is hopeful that one or more of its negotiations with cellular handset manufacturers may be finalized.  The Company will also be increasing its efforts to identify acquisition opportunities and find further cost reduction opportunities in all businesses to maximize profitability.  To support its growth efforts and improve liquidity in fiscal year 2012, the Company will also be diligently working to secure new financing or modification and extensions on existing financing.

Cellular Operations

Since the expiration of the Company’s largest distribution agreement with AT&T which included the Dallas / Fort Worth, Texas MSA in August 2009 and the subsequent arbitration proceeding against AT&T, the Company concentrated on servicing its existing subscriber base and focused on minimizing the subscriber attrition rate as much as possible.  In addition, the Company launched new cellular services and products with other national cellular carriers to help offset the loss of revenues from its declining AT&T subscriber base. The Company did not have the success it anticipated from these new service and product lines and subsequently terminated the agreements with the respective carriers.

With the execution of the settlement and release agreement (the “Agreement”) on November 23, 2011, the Company will expand its business with AT&T as an Authorized Service Provider and Exclusive Dealer. Under the Agreement, AT&T amended and renewed 3 year distribution agreements for the Company’s current and prior market areas, executed a new 6 year Exclusive Dealer agreement which runs coterminously with the distribution agreement for the first 3 years and gave PCI the right and authorization to sell, activate and provide services to Apple iPhone and iPad models as a distributor and to sell and activate such models as an Exclusive AT&T Dealer.  As a result of the Agreement, the Company will focus its efforts on increasing its cellular subscriber base to generate greater profits from its cellular business.  Furthermore, the Company will closely monitor the ARPU of its cellular subscriber base through the term of the distribution agreements to ensure a maximum cash payment up to $8,500,000 when the subscriber base is transferred to AT&T through the expiration of the distribution agreements in November 2014.

Wholesale Business

Beginning in fiscal 2010 and continuing into fiscal 2011, the Company increased its cellular handset brokerage business selling to volume buyers both domestically and internationally.  Initially the Company primarily brokered phones manufactured by Research In Motion, better known as the manufacturer of Blackberry® cellular handsets. This brokerage business has significantly contributed to the product sales for the Company’s wholesale business for the previous two fiscal years and contributed to the sales from the Company’s wholesale business in the six months ended November 30, 2011. Since the Company entered into a settlement agreement with AT&T in November 2011, the Company is no longer allowed to broker AT&T branded cellular phones. The Company will continue to focus on pursuing new suppliers of cellular handsets to support the wholesale brokerage business as well as locating additional products to complement its wholesale distribution operations. In the later part of fiscal year 2011, the Company obtained a Master Distributor Agreement with AFC Trident, Inc. (“Trident”), which allows the Company to sell high quality cellular phone accessories exclusively in certain states. In January 2012, the Company expanded its relationship with Trident and extended the term of the Master Distributor Agreement through May 31, 2016. To date, no direct purchasing agreements with cellular manufacturers have been completed, but the Company anticipates finalizing its first agreement with a major international cellular handset manufacturer during the third quarter of fiscal year 2012. Following the settlement with AT&T, discussions and negotiations with various manufacturers have increased.

Two-Way Radio Operations

Teletouch’s long-term relationships and reputation with the various governmental entities over its roughly 47 year presence in East Texas has allowed the Company to secure a majority of the governmental business in this market. In fiscal year 2011, the Company was successful in expanding its two-way business in different markets by focusing on government entities and business customers in the DFW area that are long-term cellular customers of PCI.  During fiscal year 2012, the Company will continue to explore expanding its two-way business beyond the East Texas and DFW market areas.

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

In September 2010, Teletouch was awarded a multi-year contract with the General Services Administration (“GSA”) initially for the Company's comprehensive product line of public safety, emergency vehicle lighting and siren equipment manufactured by Whelen Engineering, Inc.  The GSA contract number is GS07F0024X.  The contract allows the Company the opportunity to compete in the public and emergency products category nationwide, allowing federal, state and  / or local government agencies to purchase items from the Company’s public safety product line quickly and cost effectively. In addition, the contract enables the Company to streamline its purchasing process for its current government customers and will allow the Company to serve new customers around the country in the same manner.  Furthermore, in the near future, the Company expects to offer additional products and services from its other vendors through the GSA. The GSA Schedule is a government-wide procurement system. Teletouch will be providing all government agencies with the contracted "best value" pricing, as well as simplifying procurement for its products and services. When government agencies place orders with Teletouch, it will allow the agencies to fulfill their bidding and quote comparison requirements, without having to solicit multiple bids, which will increase overall purchasing efficiency and lower costs. The GSA contract award criteria were stringent and Teletouch was evaluated on its overall quality, pricing, financial, corporate stability and customer references. Teletouch's public safety products fall under Schedule 84, which includes Total Solutions for Law Enforcement, Security, Facilities Management, Fire, Rescue, Clothing, Marine Craft and Emergency / Disaster Response. The Company’s contract with the GSA was effective on October 1, 2010, for an initial period of five years, with the GSA having the option to extend the contract for three additional 5-year periods.

In addition, during fiscal year 2011, the Company pursued contracts with other agencies in an effort to sell its public safety product line with city, county and state government agencies which do not procure their products through the GSA system. In March 2011, the Company was approved to have its two-way radio and emergency vehicle products listed on BuyBoard®, a website operated by the Local Government Purchasing Cooperative, an administrative agency in the State of Texas tasked with identifying and approving qualified vendors, products and services for purchase by all cities, counties and schools in the State.  In late fiscal year 2011, the Company was notified of being awarded a Texas Multiple Award Schedule (“TXMAS”) contract by the State of Texas which allows the Company to sell its products to all State agencies and authorized local public entities.  The TXMAS contract number is 11-84060. Both BuyBoard® and TXMAS provide additional means for the Company’s products to be purchased by public entities in the State of Texas without being subjected to the lengthy bidding process required to purchase these products from other non-approved companies in the State. These alternative sales outlets allow government agencies to purchase products in the same cost effective manner as if they were utilizing the GSA system.

During fiscal year 2012, the Company will continue to focus its efforts on expanding its public safety equipment product lines using the GSA, TXMAS and BuyBoard® contracts as well as pursue similar contracts in other states to increase its sales to federal, state and local government agencies.

Results of Operations for the three and six months ended November 30, 2011 and 2010

Overview of Operating Results for Three and Six Months ended November 30, 2011 and 2010

The consolidated operating results for the three and six months ended November 30, 2011 and 2010 are as follows:

(dollars in thousands)
	November 30,		2011 vs 2010
	2011	2010	$ Change	% Change

Three Months Ended
Operating results
Service and installation revenue	$4,296	$5,127	$(831)	-16%
Product sales revenue	3,684	3,817	(133)	-3%
Total operating revenues	7,980	8,944	(964)	-11%
Cost of service and instalation (exclusive of depreciation and amortization)	1,398	1,520	(122)	-8%

Cost of products sold	3,423	3,493	(70)	-2%

Other operating expenses	4,742	4,029	713	18%

Gain on settlement with AT&T	(10,000)	-	(10,000)	100%

Operating income (loss)	$8,417	$(98)	$8,515	-8689%

Net income (loss)	$7,788	$(705)	$8,493	-1205%

Six Months Ended
Operating results
Service and installation revenue	$8,779	$10,862	$(2,083)	-19%
Product sales revenue	9,620	7,059	2,561	36%
Total operating revenues	18,399	17,921	478	3%
Cost of service and instalation (exclusive of depreciation and amortization)	2,877	3,047	(170)	-6%

Cost of products sold	9,132	6,355	2,777	44%

Other operating expenses	8,177	8,224	(47)	-1%

Gain on settlement with AT&T	(10,000)	-	(10,000)	100%

Operating income	$8,213	$295	$7,918	2684%

Net income (loss)	$7,016	$(935)	$7,951	-850%

The Company recorded net income for the three and six months ended November 30, 2011 due to the execution of the settlement and release agreement with AT&T on November 23, 2011.  The settlement included a $5,000,000 cash award and $5,000,000 forgiveness on outstanding accounts payable to AT&T. The Company recorded the financial results of the settlement as a gain on its consolidated income statements for the three and six months ended November 30, 2011. The gain is offset by $1,400,000 in accrued bonuses related to the successful settlement of the litigation against AT&T and underlying operating losses of approximately $800,000 and $1,600,000 for the three and six months ended November 30, 2011. Although the Company recorded net income of approximately $7,788,000 and $7,016,000 for the three and six months ended November 30, 2011, respectively compared to a net loss of approximately $705,000 and $935,000, respectively for the same periods from the prior fiscal year. The Company’s cellular operations experienced a decrease in net income of approximately $382,000 and $1,113,000 for the three and six months ended November 30, 2011, respectively compared to the same periods from the prior fiscal year. This is due to a loss of approximately 11,000 cellular subscribers, or a 20% decrease of its cellular subscriber base since November 30, 2010.  Of the approximately 11,000 cellular subscribers lost since November 30, 2010, approximately, 6,300 of those subscribers were lost to AT&T and of these, approximately 3,000 subscribers transferred to AT&T to purchase the iPhone.  These significant losses of cellular subscribers to AT&T were the basis for our litigation against AT&T.  Due to the amended and renewed distribution agreements with AT&T and the authorization to sell, activate and provide services to Apple iPhone and iPod models as a distributor, the Company will shift its focus forward on enhancing its profit margins on its cellular service revenues by increasing its cellular subscriber base in all markets in which it operates. Even though the wholesale operations sustained a net loss in all periods presented, it decreased its net loss by approximately $19,000 and $26,000 for the three and six months ended November 30, 2011, respectively compared to the same periods from the prior fiscal year. This is primarily due to increased revenues of approximately $945,000 for the six months ended November 30, 2011 compared to the six months ended November 30, 2010. The increased revenues are attributable to relatively low margin cellular handset brokerage sales. The Company’s two-way operations experienced a net loss of approximately $23,000 and $73,000 for the three and six months ended November 30, 2011, respectively even though it had an increase in revenues in these periods compared to the same periods in the prior fiscal year. This is primarily due to lower margins on increased sales of public safety equipment.  PSE product sales margins are lower than traditional two-way radio product sales margins due to the highly competitive market for these products and the pricing required to win contracts and bids with federal, state and local government entities.

The Company was able to offset a portion of the overall decrease in profits from its three business segments for the three and six months ended November 30, 2011 compared to the three and six months ended November 30, 2010 due to the cost reduction measures it took in fiscal year 2011. The Company restructured its business units to align its costs with the reduction in revenues.  During the six months ended November 30, 2011, the Company realized the full benefit of the prior fiscal year reduction in operating expenses of approximately $190,000 per month due to the restructuring efforts.

Significant Components of Operating Revenues and Expenses

Operating revenues are primarily generated from the Company’s cellular, wholesale and two-way radio operations and are comprised of a mix of service, rent and maintenance revenues as well as product revenues.  Service, rent and maintenance revenues are generated primarily from the Company’s cellular and two-way radio operations.  Within the cellular operations, the primary service revenues are generated by PCI from the sale of recurring cellular subscription services under several distributor agreements with AT&T. Since 1984, the Company’s subsidiary, PCI, has held agreements with AT&T and its predecessor companies, which allowed PCI to offer cellular service and customer service to AT&T customers in exchange for certain compensation and fees.  PCI is responsible for the billing and collection of cellular charges from these customers and remits a percentage of the cellular billings generated to AT&T. Within the two-way radio operations, service revenues are generated by the sale of subscription radio services on the Company’s own radio network as well as providing maintenance services on customer owned radio equipment.  The Company’s wholesale business generated installation revenues from its car dealer expediter operations prior to the shutdown of those operations in the fourth quarter of fiscal year 2011.

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

▪
Prior to the November 2011 settlement with AT&T, the cost of third-party roaming charges were passed through to PCI by AT&T and included in the cost of service and installation.  Roaming charges are incurred when a cellular subscriber leaves the designated calling area and utilizes a carrier, other than AT&T, to complete the cellular call.  PCI was charged by AT&T for 100% of these “off-network” roaming charges incurred by its customer base. Under the Third Amendment to  Distribution Agreement with AT&T which resulted from the November 2011 litigation settlement, roaming costs will be billed by PCI and subject to the revenue shared with AT&T effective with December 2011 billing cycle.

▪
Costs to operate and maintain PCI’s customer service department and call center to provide billing support and facilitate account changes for cellular service subscribers.  These costs primarily include the related personnel costs as well as telecommunication charges for inbound toll-free numbers and outbound long distance.

▪	Costs of the Company’s retail stores including personnel, rents and utilities.
▪	Costs of bad debt related to the cellular service billings.

Cost of products sold consists of the net book value of items sold including cellular telephones, accessories, two-way radio, public safety equipment and 12-volt mobile electronics and their related accessories as well as any necessary write-downs of  inventory for shrinkage and obsolescence.  We recognize cost of products sold, other than costs related to write-downs of inventory, when title passes to the customer.  In PCI’s wholesale operations, products and accessories are sold to customers at pricing above PCI’s cost. However, PCI will generally sell cellular telephones below cost to new and existing cellular service customers as an inducement to enter into one-year and two-year subscription contracts, to upgrade service and extend existing subscription contracts or in connection with other promotions.  The resulting equipment subsidy to the majority of PCI’s cellular customers is consistent with the cellular industry and is treated as an acquisition cost of the related recurring cellular subscription revenues.  This acquisition cost is expensed by the Company when the cellular equipment is sold with the expectation that the subsidy will be recovered through margins on the cellular subscription revenues over the contract term with the customer.

Selling and general and administrative costs include customer acquisition or selling costs, including the costs of our retail stores, sales commissions paid to internal salespeople and agents, payroll costs associated with our retail and direct sales force and marketing expenses.  Also included in this category are the general and administrative corporate overhead costs including, billing and collections costs, information technology operations, customer retention, legal, executive management, finance, marketing, human resources, strategic planning, technology and product development, along with the related payroll and facilities costs.  Other general and administrative costs included in this category are the ongoing costs of maintaining Teletouch as a public company, which include audit, legal and other professional and regulatory fees.

Service and Installation Revenue for the Three and Six Months ended November 30, 2011 and 2010

The service and installation, revenues shown below have been grouped and are discussed by the Company’s reportable operating segments as defined under GAAP. The corporate category includes the service revenues that are not generated by the business operations of the Company that meet the quantitative requirements for segment reporting under GAAP.  The corporate service revenues recorded in the six months ended November 30, 2010 primarily consist of revenues earned from a mineral rights lease the Company executed with Chesapeake Exploration, LLC, in June 2008. The primary term of the mineral rights lease expired in June 2011.

(dollars in thousands)	November 30,		2011 vs 2010
	2011	2010	$ Change	% Change

Three Months Ended
Service and installation revenue
Cellular operations
Gross cellular subscription billings	$8,114	$10,089	$(1,975)	-20%
Net revenue adjustment (revenue share due AT&T)	(4,262)	(5,375)	1,113	-21%
Cellular operations total service revenues:	3,852	4,714	(862)	-18%

Wholesale operations	1	17	(16)	-94%
Two-way radio operations	443	373	70	19%
Corporate	-	23	(23)	-100%

Service and installation revenue	$4,296	$5,127	$(831)	-16%

Six Months Ended
Service and installation revenue
Cellular operations
Gross cellular subscription billings	$16,725	$20,990	$(4,265)	-20%
Net revenue adjustment (revenue share due AT&T)	(8,749)	(11,012)	2,263	-21%
Cellular operations total service revenues:	7,976	9,978	(2,002)	-20%

Wholesale operations	3	46	(43)	-93%
Two-way radio operations	800	798	2	0%
Corporate	-	40	(40)	-100%

Service and installation revenue	$8,779	$10,862	$(2,083)	-19%

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

The decrease in the gross cellular subscription billings for the three and six months ended November 30, 2011 compared to the same periods in the prior fiscal year is primarily due to a decrease in the gross monthly access charges billed of approximately $1,217,000 and $2,427,000, respectively which is a direct result of the Company’s declining subscriber base. The reduction in subscribers was primarily attributable to the expiration of the Company’s Dallas / Fort Worth Distribution agreement with AT&T in August 2009 and the Company’s inability to offer the iPhone to its cellular customers. Since November 30, 2010, the Company has lost approximately 11,000 cellular subscribers.  The Company had 42,734 subscribers as of November 30, 2011 compared to 53,636 subscribers as of November 30, 2010. In addition, the Company’s cellular operations experienced a combined decrease in roamer and toll charges of approximately $136,000 and $309,000, respectively for the three and six months ended November 30, 2011 compared to the same periods in the prior fiscal year.  Due to the settlement and release agreement that was executed in November 2011, the Company anticipates growing its cellular subscription billings going forward since it will have the ability to add customers in the Dallas / Fort Worth MSA and offer Apple branded products to its cellular subscriber base.

Cost of Service and Installation for the Three and Six Months ended November 30, 2011 and 2010

Cost of service and installation expense consists of the following significant expense items:

(dollars in thousands)
	November 30,		2011 vs 2010
	2011	2010	$ Change	% Change

Three Months Ended
Cost of service and installation
Cellular operations	$941	$1,077	$(136)	-13%
Wholesale operations	-	14	(14)	-100%
Two-way operations	457	429	28	7%

Total cost of service and installation	$1,398	$1,520	$(122)	-8%

Six Months Ended
Cost of service and installation
Cellular operations	$1,919	$2,221	$(302)	-14%
Wholesale operations	26	30	(4)	-13%
Two-way operations	932	796	136	17%

Total cost of service and installation	$2,877	$3,047	$(170)	-6%

The decrease in cost of service and installation related to the Company’s cellular operations for the three and six months ended November 30, 2011 compared to the same periods in the prior fiscal year is directly related to the decrease in cellular service revenues which was a direct result of the Company’s declining cellular subscriber base.  In addition, bad debt costs and costs related to the Company’s extended phone warranty program decreased by approximately $13,000 and $53,000, respectively for the three months ended November 30, 2011. For the six months ended November 30, 2011 these costs decreased by approximately $4,000 and $108,000, respectively compared to the six months ended November 30, 2010.

The increase in cost of service and installation related to the Company’s two-way operations for the six months ended November 30, 2011 compared to the same period in the prior fiscal year is attributable to an increase in personnel, travel and training costs.  For the six months ended November 30, 2011, the two-way operations increased personnel costs by approximately $65,000 compared to the same period in the prior fiscal year due to the addition of a service manager and two technicians during the first quarter of fiscal year 2012.  In addition, the Company recorded an increase in travel and travel costs of approximately $46,000 and $11,000, respectively for the six months ended November 30, 2011 compared to the same period in the prior fiscal year.

Product Sales and Cost of Products Sold for the Six Months ended November  30, 2011 and 2010

Product sales and related cost of products sold shown below have been grouped and are discussed by the Company’s reportable operating segments as defined under GAAP.

(dollars in thousands)	November 30,		2011 vs 2010
	2011	2010	$ Change	% Change

Three Months Ended
Product Sales Revenue
Cellular	$440	$825	$(385)	-47%
Wholesale	1,982	2,190	(208)	-9%
Two-Way	1,262	802	460	57%
Total product sales revenue	$3,684	$3,817	$(133)	-3%

Cost of products sold
Cellular	673	1,057	(384)	-36%
Wholesale	1,722	1,882	(160)	-9%
Two-Way	1,028	554	474	86%
Cost of products sold	$3,423	$3,493	$(70)	-2%

Six Months Ended
Product Sales Revenue
Cellular	$941	$1,720	$(779)	-45%
Wholesale	4,841	3,853	988	26%
Two-Way	3,838	1,486	2,352	158%
Total product sales revenue	$9,620	$7,059	$2,561	36%

Cost of products sold
Cellular	$1,478	2,135	(657)	-31%
Wholesale	4,289	3,142	1,147	37%
Two-Way	3,365	1,078	2,287	212%
Cost of products sold	$9,132	$6,355	$2,777	44%

Product sales revenue:  The decrease in product sales from the Company’s cellular business for the three and six months ended November 30, 2011 compared to the same periods in the prior fiscal year is primarily due to a decrease in new cellular phone activations and existing customer upgrades with service contract renewals. The Company activated 605 cellular phones during the three  months ended November 30, 2011 compared to 721 cellular phone activations during the same period in the prior fiscal year.  The Company activated 1,285 cellular phones during the six months ended November 30, 2011 compared to 1,678 cellular phone activations during the same period in the prior fiscal year.  In addition, for the three months ended November 30, 2011 the Company upgraded 1,928 cellular phones for its subscribers in connection with service contract renewals compared to 3,235 upgrade transactions during the same period from the prior fiscal year.  For the six months ended November 30, 2011, the Company had 4,868 upgrade transactions compared to 6,521 upgrade transactions during the same period in the prior fiscal year. The reduction in cellular phone activations and upgrades is primarily attributable to the Company’s declining subscriber base and difficulty attracting new customers during the period of litigating against AT&T.

The increase in product sales from the Company’s two-way radio operations for the three and six months ended November 30, 2011 compared to the same periods in the prior fiscal year is primarily related to an increase in public safety equipment sales.  Public safety equipment sales increases by approximately $439,000 in the three months ended November 30, 2011 compared to the same period in the prior fiscal year primarily due to the sale of light bars to the City of Fort Worth.  For the six months ended November 30, 2011, public safety equipment product sales increased by approximately $2,211,000 compared to the same period in the prior fiscal year primarily due to the sale of light bars to the Texas Department of Transportation.  The three and six months ended November 30, 2010 had no similar occurring sales transactions.

The decrease in product sales from the Company’s wholesale operations for the three months ended November 30, 2011 compared to the same period in the prior fiscal year is primarily related to a decrease  in sales of car audio and car dealer expediter products.  Car audio and car dealer expediter sales decreased by approximately $266,000 and $75,000, respectively quarter over quarter due to competition  among other car audio wholesalers, the Company’s lack of an exclusive car audio product lines and the shutdown of the Company’s car dealer expeditor business in the fourth quarter of fiscal year 2011.  The increase in product sales from the Company’s wholesale operations for the six months ended November 30, 2011 compared to the same period in the prior fiscal year is attributable to an increase in cellular handset brokerage sales.  Wholesale cellular brokerage sales increased by approximately $1,700,000 in the six months ended November 30, 2011 compared to the same period in the prior fiscal year.  The increase in the wholesale brokerage sales were partially offset by a decrease in car audio equipment and car dealer expediter revenues of approximately $452,000 and $259,000, respectively in the six months ended November 30, 2011 compared to the same period in the prior fiscal year.

Cost of products sold:  The increase in total cost of products sold for the six months ended November 30, 2011 compared to the same period in the prior fiscal year is primarily a result of the increase in product revenues from the Company’s wholesale and two-way operations. Although both of the operating segments experienced higher revenues they also recorded lower profit margins due to an increase in wholesale brokerage sales and sales of light bars from the two-way public safety equipment product line. The decrease in product costs from the Company’s cellular operations for the three and six months ended November 30, 2011 compared to the same periods in the prior fiscal year is a direct result of fewer cellular product sales due to the Company’s declining cellular subscriber base. Product costs from the cellular operations did not decrease at the same rate as products revenues due to lower selling prices for handsets.  The Company matches AT&T’s pricing for cellular handsets and during fiscal year 2012 cellular handset pricing was discounted across most models of phones sold by AT&T so the Company’s pricing followed. The Company is required to subsidize a substantial portion of the cost of cellular handsets sold in conjunction with a new service activation or renewal of a service contract in order to remain competitive with other cellular providers, including AT&T.

Selling and General and Administrative Expenses for the Three and Six Months ended November 30, 2011 and 2010

Selling and general and administrative expenses consist of the following significant expense items:

(dollars in thousands)
	November 30,		2011 vs 2010
	2011	2010	$ Change	% Change

Three Months Ended
Selling and general and administrative
Salaries and other personnel expense	$1,535	$2,194	$(659)	-30%
Bonus expnese	1,460	53	1,407	2655%
Office expense	384	423	(39)	-9%
Advertising expense	94	159	(65)	-41%
Professional fees	533	422	111	26%
Taxes and licenses fees	42	79	(37)	-47%
Stock-based compensation expense	40	41	(1)	-2%
Other expenses	298	375	(77)	-21%

Total selling and general and administrative	$4,386	$3,746	$640	17%

Six Months Ended
Selling and general and administrative
Salaries and other personnel expense	$3,036	$4,367	$(1,331)	-30%
Bonus expense	1,460	117	1,343	1148%
Office expense	777	867	(90)	-10%
Advertising expense	172	306	(134)	-44%
Professional fees	1,121	852	269	32%
Taxes and licenses fees	86	125	(39)	-31%
Stock-based compensation expense	291	305	(14)	-5%
Other expenses	573	725	(152)	-21%

Total selling and general and administrative	$7,516	$7,664	$(148)	-2%

The decrease in salaries and other personnel expense for the three and six months ended November 30, 2011 compared to the same periods in the prior fiscal year is due to restructuring of the Company’s business operations in fiscal year 2011 which reduced the Company’s headcount by approximately 64 employees and resulted in a decrease of salaries and other personnel expenses of approximately $613,000 and $1,247,000 for the three and six months ended November 30, 2011, respectively compared to the same periods in the prior fiscal year.

The increase in bonus expense for the three and six months ended November 30, 2011 compared to the same periods in the prior fiscal year is due to the Compensation Committee of the Company’s Board of Directors approving a bonus for executive and management personnel due to the successful settlement of the litigation against AT&T in November 2011. The bonuses totaled approximately $1,400,000 and the majority of these bonuses were paid in December 2011.

The decrease in office expense for the three and six months ended November 30, 2011 compared to the same periods in the prior fiscal year is primarily due to the Company’s business restructuring plans that were executed in fiscal year 2011. Building maintenance expense decreased by approximately $18,000 and $36,000 for the three and six months ended November 30, 2011, respectively compared to the same periods in the prior fiscal year which is attributable to cancelling maintenance agreements that were not cost effective and from closing four Hawk Electronic locations during the second quarter of fiscal year 2011.  Utility and office lease expense decreased by approximately $9,000 and $7,000, respectively for the three months ended November 30, 2011 compared to the same period in the prior fiscal year.  For the six months ended November 30, 2011, these costs decreased by approximately $16,000 and $9,000, respectively compared to the same period in the prior fiscal year which is also attributable to the closing of the four Hawk Electronic locations.  The Company incurred lower office supply expense of approximately $4,000 and $20,000 for the three and six months ended November 30, 2011, respectively compared to the same periods in the prior fiscal year as a result of the headcount and fewer stores from the prior fiscal year periods.

The decrease in advertising expense for the three and six months ended November 30, 2011 compared to the same periods in the prior fiscal year is primarily related to an intentional reduction in sponsorships and general advertising costs.  The Company reduced sponsorship expense by approximately $59,000 and $100,000 for the three months and six months ended November 30, 2011, respectively compared to the three and six months ended November 30, 2010.  In addition, the Company reduced general advertising expense by approximately $17,000 and $37,000 for the three and six months ended November 30, 2011, respectively compared to the same periods in the prior fiscal year.

The increase in professional fees for the three and six months ended November 30, 2011 compared to the same periods in the prior fiscal year is attributable to an increase in legal and consulting fees.  Legal and consulting fees increased by approximately $23,000 and $8,000, respectively for the three months ended November 30, 2011 compared to the same period in the prior fiscal year. These fees increased by $142,000 and $74,000, respectively for the six months ended November 30, 2011 compared to the same period in the prior fiscal year. The increase in legal fees is related to the change in ownership of Teletouch that occurred in the first quarter of fiscal year 2012.  The increase in consulting fees is primarily related to  PCI’s Texas sales and use tax audit and financial advisement related to a possible acquisition. In addition, fees for directors increased by approximately $32,000 and $40,000 for the three and six months ended November 30, 2011, respectively compared to the same periods in the prior fiscal year.  The Board of Directors had additional meetings during the first and second quarter of fiscal year 2012 due to the change in ownership of Teletouch and the settlement with AT&T.  Furthermore, the Board of Directors was expanded by two board members in the second quarter of fiscal year 2012.

The decrease in other expenses for the three and six months ended November 30, 2011 compared to the same periods in the prior fiscal year is primarily related to a decrease in travel and entertainment expenses, dues and subscription expenses and bank and credit card fees. These costs decreased by approximately $31,000, $16,000 and $14,000, respectively for the three months ended November 30, 2011.  For the six months ended November 30, 2011, these costs decreased by approximately $58,000, $33,000 and $23,000, respectively.  The expenses related to travel and entertainment and dues and subscriptions decreased primarily as a result of the fiscal year 2011 restructuring resulting in a lower headcount as compared to the prior fiscal year periods. Bank and credit card fees decreased as a result of fewer credit card transactions and new federal legislation that went into effect in October 2011 which lowered the credit card interchange fees imposed upon the Company.

Other Operating Expenses for the Three and Six Months Ended November 30, 2011 and 2010

(dollars in thousands)
	November 30,		2011 vs 2010
	2011	2010	$ Change	% Change

Three Months Ended
Other Operating Expenses
Depreciation and amortization:
Depreciation	$74	$76	$(2)	-3%
Amortization	282	208	74	36%
Total depreciation and amortization	$356	$284	$72	25%

Six Months Ended
Other Operating Expenses
Depreciation and amortization:
Depreciation	$147	$148	$(1)	-1%
Amortization	514	413	101	24%
Total depreciation and amortization	$661	$561	$100	18%

Gain on Settlement with AT&T for the Three and Six Months ended November 30, 2011 and 2010

Due to the settlement and release agreement with AT&T that was executed on November 23, 2011, the Company recorded the financial results of the settlement as a gain from operations on its consolidated income statements for the three and six months ended November 30, 2011.  The gain consists of a cash award of $5,000,000 and a $5,000,000 forgiveness and discharge of the oldest uncollected accounts payable due to AT&T (see Part II, Item 1. Legal Proceedings – “AT&T Binding Arbitration” for further information on the agreement).

Interest Expense for the Three and Six Months ended November 30, 2011 and 2010

Interest expense, net of interest income recorded against each of the Company’s debt obligations is as follows:

(dollars in thousands)	Three Months Ended November 30,		2011 vs 2010
	2011	2010	$ Change	% Change
Three Months Ended
Interest Expense
Thermo revolving credit facility	$472	$489	$(17)	-3%
Mortgage debt	37	38	(1)	-3%
Warrant redemption notes payable	13	23	(10)	-43%
Other, net	1	1	-	0%

Total interest expense, net	$523	$551	$(28)	-5%

	Six Months Ended November 30,		2011 vs 2010
	2011	2010	$ Change	% Change
Three Months Ended
Interest Expense
Thermo revolving credit facility	$946	$990	$(44)	-4%
Mortgage debt	74	77	(3)	-4%
Warrant redemption notes payable	28	49	(21)	-43%
Other, net	2	2	-	0%

Total interest expense, net	$1,050	$1,118	$(68)	-6%

The decrease in interest expense for the three and six months ended November 30, 2011 compared to the same periods in the prior fiscal year is due to the principal payments made on the Company’s long-term debt since November 30, 2010.

Income Tax Provision for the Six Months ended November 30, 2011 and 2010

The majority of the income tax expense recorded for the three and six months ended November 30, 2011 and 2010 is related to the Texas margin tax which was initially implemented by the State of Texas effective January 1, 2008.  In the three months ended November 30, 2011 and 2010, the Company recorded approximately $41,000 and $56,000 in state tax expenses, respectively. In the six months ended November 30, 2011 and 2010, the Company recorded approximately $82,000 and $112,000, respectively in state tax expenses. The margin tax is calculated by using the Company’s gross receipts from business conducted in Texas each fiscal year less a cost of goods sold deduction.  The margin tax is due and payable to the State of Texas each year in May. In addition, the Company recorded a federal alternative minimum tax (“AMT”) liability of approximately $65,000 in the three and six months ended November 30, 2011 due to the income generated from the financial results of the settlement with AT&T. The AMT tax rules do not allow the taxable income to be offset by the full amount of the Company’s net operating losses. Alternative minimum taxes are due and payable to the Internal Revenue Service on a quarterly basis.

Financial Condition as of November 30, 2011

(dollars in thousands)	Six Months Ended November 30,		2011 vs 2010
	2011	2010	$ Change	% Change

Cash provided by (used in) operating activities	$1,240	$(1,172)	$2,412	-206%
Cash used in investing activities	(210)	(251)	41	-16%
Cash used in financing activities	(835)	(1,098)	263	-24%
Net increase (decrease) in cash	$195	$(2,521)	$2,716	-108%

Liquidity and Capital Resources

As of November 30, 2011, the Company had approximately $2,434,000 cash on hand and working capital deficit of approximately $644,000 compared to a working capital deficit of approximately $7,002,000 as of May 31, 2011.  Due to the settlement with AT&T in November 2011, the Company received $5,000,000 in cash that was received on December 1, 2011 and $5,000,000 forgiveness of outstanding accounts payable due to AT&T. The Company recorded the $5,000,000 due from AT&T as a current asset on its consolidated balance sheet as of November 30, 2011 under the caption “Settlement proceeds due from AT&T.” The $5,000,000 was received from AT&T on December 1, 2011. During the three months ended November 30, 2011, the Company had sufficient cash to meet its obligations which included significant legal fees related to the arbitration with AT&T. In addition, the Company had the funds to make the required payments on its debt and continue its investment in inventory to support its business operations in the second quarter of fiscal year 2012.

During fiscal year 2012, the Company has been in negotiations with its senior lender, Thermo Credit, LLC (“Thermo”) related to the ability to borrow additional funds against the revolving credit facility as well as the re-payment of the outstanding over-advances under the debt facility.  Thermo has informed the Company it could no longer borrow additional funds under the revolving credit facility due to the over-advances outstanding, the total outstanding balance of the credit facility and Thermo’s inability to borrow additional cash from its own funding source due to certain concentration issues.  In addition, Thermo has notified the Company it is actively pursuing a participant in the loan to reduce their concentration in the loan and provide capacity for the Company’s future funding needs. Furthermore, the Company’s current debt obligations related to the building mortgage are due and payable prior to the end of fiscal year 2012. Due to the recent settlement with AT&T, the Company is optimistic about securing additional financing sources related to the Thermo and mortgage debt. Under the terms of the recent settlement with AT&T, the Company will receive compensation for subscribers that are lost to AT&T through the expiration of the distribution agreements in November 2014. The Company expects to use these proceeds to service the Thermo debt or a subsequent replacement debt. If the Company is unable to secure additional financing, the Company believes it has sufficient cash to facilitate its business operations, satisfy its capital needs requirements and service its current debt obligations over the next twelve month due to the favorable outcome from the settlement with AT&T and the expected revenue growth.

Operating Activities

The increase in cash provided by the operating activities for the six months ended November 30, 2011 compared to the six months ended November 30, 2010 is primarily due to the extension of credit terms and deferment of payment on certain accounts payable at November 30, 2011.

Investing Activities

The decrease in cash used in the investing activities for the six months ended November 30, 2011 compared to the six months ended November 30, 2010 is primarily due to the decrease in capital expenditures.

Financing Activities

The decrease in cash used in financing activities for the six months ended November 30, 2011 compared to the six months ended November 30, 2010 is due to fewer payments made against the Company’s long-term debt.  With certain payment modifications and extensions approved by Thermo, the Company was able to defer principal payments caused by over-advances under the Thermo Revolver for the six months ended November 30, 2011.

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

Accounts receivable are presented net of an allowance for doubtful accounts of $193,000 and $272,000 at November 30, 2011 and May 31, 2011, respectively.  Based on the information available, management believes the allowance for doubtful accounts as of those periods are adequate, however, actual write-offs may exceed the recorded allowance.

Reserve for Inventory Obsolescence: Inventories are stated at the lower of cost (on a moving average basis, which approximates actual cost determined on a first-in, first-out (“FIFO”) basis), or fair market value and are comprised of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors including recent sales trends, industry market conditions and economic conditions. In assessing the reserve, management also considers price protection amounts it expects to recover from certain vendors when the vendor reduces cost on certain items shortly after they are   purchased by the Company. Additionally, management records specific valuation allowances for discontinued inventory based on its prior experience liquidating this type of inventory.  Through the Company’s wholesale and internet distribution channels, it has been successful liquidating the majority of any inventory that becomes obsolete at or near its cost basis if marketed soon after such obsolescence is determined.  The Company has many different cellular handset, radio and other electronics suppliers, all of which provide reasonable notification of model changes, which allows the Company to minimize its level of discontinued or obsolete inventory. Inventories are presented net of a reserve for obsolescence of $311,000 and $286,000 at November 30, 2011 and May 31, 2011, respectively. Actual results could differ from those estimates.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We did not have any foreign currency hedges or other derivative financial instruments as of November 30, 2011.  We did not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments.  Our operations are conducted in the United States and any sales to overseas clients are denominated in US dollars (“USD”); therefore, the Company is not subject to material foreign currency exchange rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, the Company conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer (the “Certifying Officers”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Certifying Officers concluded that, as of November 30, 2011, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of interim or annual financial statements will not be prevented or detected on a timely basis by the company’s internal controls. Management concluded the following control deficiency constituted a material weakness as of November 30, 2010. Subsequent to that date, the Company was able to remediate certain control deficiencies but determined it is still considered a material weakness as of November 30, 2011 due to certain control deficiencies that have not been alleviated.

Controls over Sales and Use Taxes: Initially, during the quarter ended November 30, 2010, the Certifying Officers determined that control procedures were not effective in providing adequate review and oversight of the calculation of the sales tax payables.  The Company’s billing system does not incorporate any type of automated sales tax rate verification process or external rate table database and currently relies on manual entry of sales tax rates when a customer and billing services are setup.  In part, due to the manual nature of this process, errors were made in the tax rates rate setup and the computation of sales taxes on certain services that were billed.  These errors were not detected in a timely manner due to lack of experience of the personnel assigned to manage the Company’s sales tax processes. The Company also believes there was not sufficient oversight of the changes to the billing system as they pertained to sales tax computations.  The control deficiency was discovered during the preparation for a sales and use tax audit by the State of Texas. This control deficiency may result in additional payments to the State of Texas for incorrectly calculated taxes and taxes not collected on services provided.

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

In June 2007, the Company serviced approximately 83,000 cellular subscribers. As of November 30, 2011, more than 30,500 subscribers have transferred their accounts to AT&T, with a significant percentage of these solely due to the exclusive availability of the iPhone through AT&T and Apple designated retail outlets only.

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

On August 10, 2010, the Agreed Scheduling Order was amended by the JAMS Arbitrator after being petitioned by AT&T for additional time to prepare for the hearing.  As a result, all interim completion dates to prepare for the hearing were extended with the Arbitration hearing period re-scheduled for March 21, 2011 through March 25, 2011.

On December 23, 2010, the Company received a second amended Agreed Scheduling Order by the JAMS Arbitrator after AT&T requested another extension of time to complete the required Depositions. The Arbitration hearing period was postponed to June 13, 2011 through June 17, 2011.

In March 2011, depositions of Company’s executive management team and other key personnel as well as the majority of the AT&T personnel selected were completed as required under the arbitration process.  Also in March 2011, both the Company’s and AT&T’s independent valuation experts filed initial damages computations with the arbitrator which valued each party’s respective damages as a result of the other party’s actions.   The Company’s expert provided damages computations under several scenarios which included damages assuming PCI’s damages were limited to the liquidated damages provision included in the distribution agreement and several alternate computation of lost profits depending on the timing of which it was determined that PCI should have been allowed to sell the iPhone.  Under the liquidated damages limitation, PCI’s damages were estimated to be $48.9 million.  Under the lost profits computations, PCI’s damages were estimated to be as high as $35.0 million due to lost profits on subscriber transferred to AT&T and those subscribers that PCI did not get because of it not being allowed to sell the iPhone.  Additionally, if it was determined that PCI should also be compensated for the fair value of its subscriber base as of August 31, 2009 (the date of the expiration of the DFW and San Antonio distribution agreements), damages could have been increased by $51.8 million, resulting in total damages and compensation due to PCI totaling $86.8 million.  AT&T’s expert computed AT&T’s damages in the range of $7.6 million to $9.9 million, depending on the arbitrator’s interpretation of the San Antonio distribution agreement.

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

On November 23, 2011, PCI and AT&T entered into a settlement and release agreement (the “Agreement”) pursuant to which the parties agreed to settle all of their disputes subject to the foregoing arbitration. In certain recent public filings, the Company disclosed the basic framework of the settlement negotiations, which have been ongoing since May 2011. Throughout these discussions, this framework contemplated certain cash and other consideration for PCI, a minimum 6 year sales and distribution relationship with AT&T, including updated and expanded agreements for all of the current and prior market areas covered under the PCI’s distribution agreements with AT&T, and such would allow PCI to offer an expanded portfolio of AT&T products and services, including sales and support for the iPhone and iPad, manufactured by Apple, Inc. The Agreement, including all ancillary agreements negotiated into the Agreement, provide PCI with consideration as follows: (i) $10 million of initial consideration comprised of $5 million cash payment and $5 million forgiveness of PCI’s oldest unpaid obligations to AT&T related to AT&T’s percentage of PCI’s monthly cellular billings, (ii) up to $8.5 million of additional cash consideration, based on an agreed upon fee to be paid to PCI for each cellular subscriber that transfers from PCI to AT&T during the term of the agreements to purchase wireless services not offered by PCI or at the expiration of the 3 year extended term of the distribution agreement, each in accordance with its terms, (iii) additional consideration based on an agreed upon fee to be paid to PCI for each cellular subscriber that transfers from PCI to AT&T during the term of the agreement for reasons other than to purchase wireless services not offered by PCI, (iv) renewal or extension of all current and prior distribution agreements for three (3) years allowing PCI to again activate new subscribers and provide many of the previously withheld wireless services and products, including the iPhone and (v) a six (6) year dealer / agent agreement with AT&T allowing PCI to provide to its customers all products and services offered by AT&T’s dealers, with compensation paid to PCI for each product or service sold, subject to standard qualification and chargeback provisions.

Specifically, under the terms and provisions of the Agreement, among other things:

(i)
AT&T will (a) pay $5 million to PCI no later than seven (7) business days after the execution of the Agreement and (b) forgive and discharge $5 million of the oldest uncollected accounts receivable due from PCI for AT&T percentage of the monthly gross cellular billings, provided however, that any remaining amounts due from PCI that are related to the gross cellular billings and more than 60 days old as of the date of the Agreement will be withheld and offset against the $5 million payment, or paid in full by PCI prior; and

(ii)
The parties agreed to enter into the Third Amendment to Distribution Agreement amending the existing distribution agreement by and between Southwestern Bell Wireless, Inc. and PCI, dated September 1, 1999, as amended to date, which covers the Dallas-Fort Worth / Sherman-Dennison market area (the “DFW Distribution Agreement”) to (a) extend the scope and applicability of the DFW Distribution Agreement to the Houston, San Antonio, Austin, East Texas, Central Texas and Arkansas markets (markets previously serviced by PCI under separate distribution agreements with AT&T), (b) extend the term of the contractual distribution and revenue sharing relationship in all of these markets for three (3) years, with such agreements expiring on November 30, 2014, (c) provide PCI with the ability to offer certain additional wireless products and services to its subscribers, including the iPhone and iPad under those certain AT&T iPhone and iPad Supplements, (d) define the wireless services available to PCI as any wireless rate plan or feature that is offered by any of AT&T’s Authorized Dealers/Agents or offered by AT&T to its business customers which are advertised through AT&T’s website or other mass media, subject to certain defined exceptions (“Generally Available Published Services”) (e) provide a mechanism whereby PCI could request, in writing, any Generally Available Published Service and in the event such service was denied by AT&T it would be deemed an “Unavailable Service” providing PCI with certain rights as discussed further below, (f) provide for liquidated damages in the amount of $750 per subscriber payable by either party that violates the non-solicitation provisions prohibiting the contact with any customer for the purpose of soliciting such customer to move their billing and support services during the term of the agreement and for one year after the termination or expiration of the agreement, (g) limit PCI’s sale of cellular phones purchased from AT&T to customers that it believes are actual end users of AT&T services in the markets, except for immaterial quantities of cellular phones that can be disposed of by selling to non-subscribers, (h) cause PCI to exclusively distribute AT&T wireless services in the markets during the term of this agreement, (i) cause all of PCI’s remaining subscribers to be transitioned to a direct billing relationship with AT&T for certain cash consideration, as discussed further below under the terms of Addendum One to the Third Amendment to the Distribution Agreement – Transfers (“Addendum One”) and (j) provide AT&T with certain additional remedies in the event that PCI does not remit to AT&T its percentage of the monthly gross billings in accordance to the payment terms agreed upon in the Third Amendment, with such remedies being up to and including termination of the distribution agreement by AT&T after written notice an agreed upon cure period has expired; and

(iii)
In conjunction with the Third Amendment and to further define the additional compensation that will be due to PCI for and the handling of subscribers being billed by PCI that switch their billing service to AT&T during the term of the distribution agreement, the parties agreed to enter into Addendum One.  Addendum One addresses and defines the specific compensation that will be due to PCI on a per subscriber basis related to subscribers that transfer to AT&T to purchase wireless services that AT&T has decided to not make available to PCI (those services as defined in the Third Amendment as Unavailable Services), those that transfer to AT&T for other reasons and those that transfer to AT&T at the termination or expiration of the distribution agreement in accordance with the terms that require PCI to transfer all remaining subscribers to a direct billing relationship with AT&T at that time. Addendum One provides for a cap of $8.5M on the total transfer fees to be paid to PCI for general transfers of subscribers to AT&T during the term of the distribution agreement and at its expiration or termination.  This cap on transfer fees does not apply to subscribers that transfer during the term for Unavailable Services. For general transfers accepted by AT&T during the term of the distribution agreement, PCI will be paid a transfer fee for each subscriber and the aggregate of such fees paid during the term of the distribution agreement shall be applied against the cap and thereby could reduce the total amount payable to PCI for its remaining subscribers that are transferred to AT&T at the expiration or termination of the distribution agreement. For subscribers that transfer to AT&T to purchase Unavailable Services, PCI will be paid a separate transfer fee on a per subscriber basis.  All subscribers that transfer to AT&T, for any reason, during the term of the distribution agreement will be transferred into a dealer base that is tied to PCI and will be eligible for certain compensation under the Exclusive Dealer Agreement described below.  All transfer fees paid are subject to chargeback if the subscriber deactivates service after transferring to AT&T with the chargeback period being 180 days on transfers made during the term of the distribution agreement and 90 days for transfer made at the termination or expiration of the distribution agreement; and

(iv)
The parties further agreed to enter into an AT&T Exclusive Dealer Agreement (“Dealer Agreement”), including the AT&T iPhone Supplements, pursuant to which PCI will become an authorized exclusive dealer of AT&T products and services in all markets covered under the Third Amendment for a term of 6 years and expiring on November 30, 2017, unless terminated earlier under the provisions of the Dealer Agreement.  The Dealer Agreement can be terminated for cause by either party with a 30 day cure period unless the reason for termination is because the other party becomes financially insolvent makes an assignment for the benefit of creditors, at which point the Dealer Agreement can be terminated immediately.  Under the Dealer Agreement and related supplements, PCI will be able to offer its customers all wireless and other services and products offered by AT&T’s Authorized Dealers in the markets and will receive compensation from AT&T for such products and services sold. All compensation received under the Dealer Agreement is subject to the subscriber remaining continuously on such service with AT&T for 180 days.  In the event that the subscriber cancels or downgrades the services with AT&T, the compensation paid to PCI is subject to partial or full chargeback by AT&T.

In addition to the foregoing, the parties also executed mutual releases releasing their respective directors, officers, employees and other affiliates from claims related to the matters subject of the foregoing arbitration.

For a more detailed description of the Company’s legal proceedings and legal action Notice and Initial Statement of Claim, please refer to the related Form 8-K filed with the SEC on October 1, 2009. For details on the settlement and release agreement with AT&T, refer to the related Form 8-K filed with the SEC on November 28, 2011.

Item 1A.   Risk Factors

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

In the market for telecommunications products and services, we face competition from several competitors, but most notably from our primary supplier, AT&T.  AT&T continues to develop and is expected to continue developing products and services that may entice our cellular subscribers to move their services to AT&T directly.  If we are not able to participate in these products and services, we could continue to lose subscribers to AT&T and possibly at an accelerated rate in the future. Under the terms of our recent settlement with AT&T, the Company will receive compensation for subscribers that it loses to AT&T, but accelerated losses of subscribers would negatively affect our expected earnings. We cannot assure that we will be able to slow the rate of attrition of our cellular subscribers to AT&T or that AT&T will make any of its new products or services available to us in the future. AT&T has substantially greater capital resources, larger marketing staffs and more experience in commercializing products and services.  The losses of our cellular subscribers to AT&T to date has had a material but manageable impact on our financial condition if we are unable to slow the subscriber losses or develop new revenues and margins to offset these losses, we could be forced to make further significant cost reductions in the business to sustain our operations which in turn may only accelerate our losses of revenues.

Amounts due under our senior revolving credit facility could accelerate as a result of continued losses of our cellular subscribers which could result in an operating cash deficiency and an inability to continue servicing the debt obligation.

We have historically relied upon our revolving credit facility with Thermo Credit, LLC (“Thermo”) to fund our working capital and operating needs. Initially, this facility provided sufficient available borrowings for us since underlying assets pledged as collateral were growing.  The primary asset pledged as collateral is our accounts receivable.  The launch of the iPhone in June 2007 and AT&T’s refusal to allow us to sell the iPhone had resulted in a steady decline in our subscriber base, the related billings and accounts receivable.  This decline in the subscriber base and related billings was accelerated as a result of the expiration our primary DFW distribution agreement with AT&T in August 2009, which ended our ability to add new subscribers and to allow AT&T subscribers in the DFW market to move their cellular services to us.  Prior to August 2009, transfers of customers from AT&T had partially offset some of the losses of customers leaving to purchase the iPhone from AT&T or Apple.  This decline in cellular billings and accounts receivable directly reduced the borrowings available under the credit facility resulting in over-advances outstanding against the credit facility. We had to borrow the maximum amount available against our assets for certain debt restructuring transactions in addition to fund our working capital needs so the majority of the borrowed funds are not held in cash or other short term assets that would allow us to service an accelerated repayment of the credit facility.  To date, Thermo has allowed us to remain periodically over-advanced on the facility, extended certain repayment terms, modified certain scheduled debt amortization and has continued to allow the inclusion of certain assets in the computation of its borrowing base, which in turn has allowed us to meet our obligations. In addition, Thermo has granted the Company periodic non-compliance waivers when the Company could not meet its prior agreed debt service coverage ratio and positive operating income covenants in the second and third quarters of fiscal year 2011 and the first quarter of fiscal year 2012. Due to the recent settlement with AT&T, the Company received a $5,000,000 cash payment in December 2011 and will continue to be compensated for the subscribers it loses to AT&T until the expiration of the distribution agreements in November 2014.  With the initial and future cash consideration, the Company expects to be able to repay the Thermo debt when it matures. If the debt were accelerated due to our current over-advances on the outstanding credit facility we would likely not have the means to fully repay Thermo from the cash on hand or generated from current operations resulting in the possibility of a foreclosure on all of the assets of the Company. The Company was unable to receive a waiver from Thermo related to the over advance balance as of November 30, 2011 due to certain limitations imposed by Thermo’s funding source. In March 2011, the Company executed a third amendment under its credit facility agreement with Thermo which among other things extended the maturity date of the facility to January 2013 and deferred certain principal payments (see Note 9 – “Long-Term Debt” for further discussion on the third amendment to the Thermo credit facility). Subsequent to the third amendment of the Thermo Revolver, Thermo informed the Company it no longer has the availability to borrow funds under the existing credit facility due to the over-advance funding against the Company’s non-accounts receivable assets, the outstanding balance of the credit facility and Thermo’s inability to receive additional cash from its own funding sources due to the magnitude of the Company’s debt facility within Thermo’s loan portfolio. The Company is working with Thermo and its principles to assist in finding a new loan participant, whereby Thermo would no longer be constrained under its current lender relationships. Furthermore, on October 11, 2011, the Company entered into Amendment No. 4 to the Loan and Security Agreement whereby the loan commitment amount was reduced from $18,000,000 to $12,000,000 as of October 11, 2011(see Note 9 – “Long-Term Debt” for further discussion on the fourth amendment to the Thermo credit facility).  The Company cannot provide assurance that Thermo will be successful in the attempts to find a new loan participant, nor that Thermo would not accelerate the amount due under the credit facility if the Company is not in compliance with the covenants under its debt agreement with Thermo going forward.

An accelerated reduction in our cellular subscriber base could have a material adverse effect on our business.

The launch of the iPhone in June 2007 and AT&T’s refusal to allow us sell the iPhone has resulted in a steady decline in our cellular subscriber base. This decline in our cellular subscriber base was accelerated as a result of the expiration of our primary DFW distribution agreement with AT&T in August 2009. If AT&T releases new products or services that are not made available to us, losses of cellular subscribers could continue. If any of these products or services become an extraordinary demand or are required by consumers or businesses, the result could be an acceleration of cellular subscriber losses to AT&T.  Although we maintain contracts varying from one to two years with our current cellular customers, the customer may voluntarily elect to transfer to another carrier, including AT&T, at any time and incur a penalty fee. Due to the recent settlement with AT&T, the Company will receive compensation for the subscribers it loses to AT&T until the expiration of the distribution agreements in November 2014. Although the Company will be paid for each lost subscriber, the transfer fee it will receive from AT&T will be less than the amount of compensation the Company would otherwise expect to receive if it retained the customer over the next three years under its current distribution agreements with AT&T.  In addition, if expenses related to our cellular operations are not adjusted accordingly due to a declining subscriber base, we will have to rely upon our other business units to replace the revenue and income loss from our cellular operations. We can provide no assurance that any of our other existing business units could generate enough revenue in a timely manner to cover the losses sustained from a rapidly declining cellular subscriber base. We also can provide no assurance that our customers will continue to purchase products or services from us or that their purchases will be at the same or greater levels than in prior periods.

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

In July 2011, the Company registered up to 20,499,001 shares of our common stock that may be sold into the market by certain shareholders that had purchased shares of our common stock from our former parent company TLLP.  Included in this registration were 12,000,000 shares that were registered for TLLP.  As a result of the transfer of the majority of TLLP’s holdings of Teletouch’s common stock on August 11, 2011 to allow TLLP to settle certain of its debt obligations, 32,000,999 shares were registered on November 1, 2011. The shares already registered may be sold immediately or over an extended period. Depending upon market liquidity at the time, sales of shares of our common stock by these shareholders may cause the trading price of our common stock to decline. These shareholders may sell all, some or none of those shares. The sale of a substantial number of shares of our common stock by these shareholders, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

Item 6.Exhibits

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

Date: January 17, 2012	TELETOUCH COMMUNICATIONS, INC.
Registrant

	By:	/s/ Robert M. McMurrey
Robert M. McMurrey
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Douglas E. Sloan
Douglas E. Sloan
Chief Financial Officer
(Principal Financial and Accounting Officer)