Form 10-Q
period 2012-02-29
TELETOUCH COMMUNICATIONS INC
filed 2012-04-16
CIK 928659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date: Common Stock, $0.001 par value, 48,742,335 shares at April 16, 2012.

TELETOUCH COMMUNICATIONS, INC.

TABLE OF CONTENTS

		Page No.

	Part I. Financial Information

Item 1.	Financial Statements - Teletouch Communications, Inc.	4

	Consolidated Balance Sheets as of February 29, 2012(unaudited)
	and May 31, 2011 (unaudited)	4

	Consolidated Statements of Operations –Three and Nine Months
	Ended February 29, 2012 (unaudited) and February 28, 2011
	(unaudited)	6

	Consolidated Statements of Cash Flows - Nine Months Ended
	February 29, 2012 (unaudited) and February 28, 2011 (unaudited)	7

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	40

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	64

Item 4.	Controls and Procedures	64

	Part II. Other Information

Item 1.	Legal Proceedings	66

Item 1A.	Risk Factors	71

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	78

Item 3.	Defaults Upon Senior Securities	78

Item 4.	Mine Safety Disclosures	78

Item 5.	Other Information	78

Item 6.	Exhibits	78

	Signatures	79

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

ASSETS

	Februay 29,	May 31,
	2012	2011

CURRENT ASSETS:

Cash	$4,872	$2,239
Certificates of deposit-restricted	25	50

Accounts receivable, net of allowance of $223 at February 29, 2012 and $272 at May 31, 2011	4,012	3,687
Accounts receivable-related party	-	54
Unbilled accounts receivable	1,695	2,010
Inventories, net of reserve of $381 at February 29, 2012 and $286 at May 31, 2011	1,477	1,257
Notes receivable	-	1
Prepaid expenses and other current assets	583	489
Total Current Assets	12,664	9,787

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $6,465 at February 29, 2012 and $6,245 at May 31, 2011	2,543	2,619

GOODWILL	343	343

INTANGIBLE ASSETS, net of accumulated amortization of $10,628 at February 29, 2012 and $9,925 at May 31, 2011	2,804	3,562

OTHER	-	100

TOTAL ASSETS	$18,354	$16,411

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	February 29,	May 31,
	2012	2011
CURRENT LIABILITIES:

Accounts payable	$5,106	$8,511
Accrued expenses and other current liabilities	4,331	3,400
Accrued Texas sales and use tax obligation	1,850	-
Current portion of long-term debt	13,123	4,439
Current portion of trademark purchase obligation	100	150
Deferred revenue	198	289
Total Current Liabilities	24,708	16,789

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	-	10,181
Long-term trademark purchase obligation, net of current portion	100	200
Total Long Term Liabilities	100	10,381

TOTAL LIABILITIES	24,808	27,170

COMMITMENTS AND CONTINGENCIES (NOTE 12)	-	-

SHAREHOLDERS' DEFICIT:
Common stock, $.001 par value, 70,000,000 shares authorized, 49,919,522 shares issued and 48,742,335 shares outstanding at February 29, 2012 and 49,916,189 shares issued and 48,739,002 shares outstanding at May 31, 2011	50	50
Additional paid-in capital	51,867	51,571
Treasury stock, 1,177,187 shares held at February 29, 2012 and May 31, 2011	(216)	(216)
Accumulated deficit	(58,155)	(62,164)
Total Shareholders' Deficit	(6,454)	(10,759)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$18,354	$16,411

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011

Operating revenues:
Service and installation revenue	$3,929	$4,950	$12,708	$15,814
Product sales revenue	3,791	4,407	13,411	11,465
Total operating revenues	7,720	9,357	26,119	27,279

Operating expenses:
Cost of service and installation (exclusive of depreciation and amortization included below)	1,394	1,528	4,271	4,575
Cost of products sold	3,753	4,125	12,885	10,480
Selling and general and administrative	3,228	3,767	10,744	11,429
Depreciation and amortization	238	281	899	844
Texas sales and use tax audit assessment (Note 9)	1,850	-	1,850	-
Gain on settlement with AT&T (Note 2)	(168)	-	(10,168)	-
Gain on disposal of assets	(34)	-	(34)	(1)
Total operating expenses	10,261	9,701	20,447	27,327
Income (loss) from operations	(2,541)	(344)	5,672	(48)

Interest expense, net	(417)	(553)	(1,467)	(1,672)

Income (loss) before income tax expense	(2,958)	(897)	4,205	(1,720)
Income tax expense	49	45	196	157
Net income (loss)	$(3,007)	$(942)	$4,009	$(1,877)

Income (loss) per share applicable to common shareholders:
Basic	$(0.06)	$(0.02)	$0.08	$(0.04)
Diluted	$(0.06)	$(0.02)	$0.08	$(0.04)

Weighted average shares outstanding:
Basic	48,742,335	48,739,002	48,740,231	48,739,002
Diluted	48,742,335	48,739,002	52,006,438	48,739,002

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	February 29,	February 28,
	2012	2011
Operating Activities:
Net income (loss)	$4,009	$(1,877)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	899	844
Non-cash gain on forgiveness of trade payable obligation to AT&T	(5,000)	-
Non-cash compensation expense	296	345
Non-cash interest expense	25	94
Provision for losses on accounts receivable	310	276
Provision for inventory obsolescence	97	98
Changes in operating assets and liabilities:
Accounts receivable	(266)	507
Inventories	(317)	(750)
Prepaid expenses and other assets	(94)	833
Accounts payable	1,595	(390)
Accrued expenses and other current liabilities	931	(1,291)
Accrued Texas sales and use tax obligation	1,850	-
Deferred revenue	(91)	3
Net cash provided by (used in) operating activities	4,210	(1,309)

Investing Activities:
Purchases of property and equipment	(144)	(179)
Purchase of intangible asset	(4)	(31)
Redemption of certificates of deposit	25	100
Net proceeds from insurance claim	33	1
Payments on Trademark License	(150)	(150)
Receipts from notes receivable	1	3
Net cash used in investing activities	(239)	(256)

Financing Activities:
Payments on long-term debt	(1,339)	(1,308)
Proceeds from exercise of non-employee stock options	1	-
Net cash used in financing activities	(1,338)	(1,308)

Net increase (decrease) in cash	2,633	(2,873)
Cash at beginning of period	2,239	4,932

Cash at end of period	$4,872	$2,059
Supplemental Cash Flow Data:
Cash payments for interest	$1,442	$1,579
Cash payments for income taxes	$6	$43
Non-Cash Transactions:
Capitalization of loan origination fees	$-	$135
Intangible asset received for payment of note receivable	$-	$10
Intangible asset received for payment of accounts receivable	$-	$4
Forgiveness of loan origination fees and outstanding notes payable	$158	$-

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

For over 47 years, Teletouch together with its predecessors has offered a comprehensive suite of telecommunications products and services including cellular, two-way radio, GPS-telemetry, wireless messaging and public safety equipment. As of February 29, 2012, the Company operated 19 retail and agent locations in Texas. Locations include both “Teletouch” and “Hawk Electronics” branded in-line and free-standing stores and service centers. The Teletouch branded locations currently offer primarily the Company’s two-way radio products and services as well as public safety equipment to state, city and local entities as well as commercial businesses. Teletouch’s wholly-owned subsidiary, Progressive Concepts, Inc. (“PCI”) is an Authorized Service Provider, billing agent and Executive Dealer of cellular voice, data and entertainment services though AT&T Mobility (“AT&T”) to consumers, businesses and government agencies and markets these services under the Hawk Electronics brand name. Planned expansion of the Company’s cellular business will be marketed under the Teletouch brand outside of the Dallas / Fort Worth and San Antonio markets in Texas. For over 28 years, PCI has offered various communication services on a direct bill basis and today services approximately 39,000 cellular subscribers. PCI sells consumer electronics products and cellular services through its stores, its own network of Hawk-branded sub-agents stores, its own direct sales force and on the Internet at various sites, including its primary consumer-facing sites: www.hawkelectronics.com, www.hawkwireless.com and www.hawkexpress.com. The Company handles all aspects of the wireless customer relationship, including:

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

Financial Condition and Going Concern Discussion: As of February 29, 2012, the Company has $4,872,000 cash on hand, working capital deficit of approximately $12,004,000 and a shareholders’ deficit of approximately $6,454,000. Included in this working capital deficit are current debt obligations of $13,123,000 primarily related to the entire Thermo revolving credit facility of $10,391,000 becoming current and the Company’s real estate loans totaling $2,709,000 also coming due and current before fiscal year end, and a total of $2,147,000 of sales and use tax liability accrued at February 29, 2012 related to the results of an ongoing State of Texas (the “State”) tax audit of the Company’s wholly owned subsidiary, PCI, for the period January 2006 through October 2009 as well as certain estimated tax liability related to similar tax issues that are believed to have continued beyond the current tax audit period (see Note 8 – “Accrued Expenses and Other Current Liabilities” and Note 9 – “Texas Sales and Use Tax Obligation” for further discussion of this sales tax liability). As discussed further below, the Company is dependent on raising additional debt or equity financing to resolve its current debt obligations and on receiving certain payment relief from the State related to the sales tax liability to maintain sufficient cash to continue operations beyond August 31, 2012.

The Company’s debt with Thermo Credit, LLC (“Thermo”) was originally set to mature in January 2013. However, at the start of 2012, Thermo informed the Company that it was not in compliance with its own borrowing base facility, and was in fact, in default and in a “work-out” phase with its own lender, partly due to the advances made to the Company. Subsequently, on February 21, 2012, the Company received a Notice of Borrowing Base Redetermination (the “Notice”) from Thermo, stating that it planned to drastically and dramatically revise the elements that comprised the Company’s Borrowing Base, and that the Company was now therefore significantly over-advanced on its loan facility. The parties began negotiating a compromise solution and as a result of these negotiations, the Company and Thermo entered into Waiver and Amendment No. 5 to the Loan and Security Agreement (“Amendment No. 5”) effective February 29, 2012. Thermo agreed to enter into Amendment No. 5, provided that the Company made a payment on the outstanding balance of the loan in the amount of $2,000,000 by March 14, 2012. Under the terms of Amendment No. 5, Thermo agreed to waive certain financial covenants and not accelerate collection of the Note through August 31, 2012, provided that certain financial performance targets are met by the Company for its 4th fiscal quarter ending May 31, 2012, and that the Company refinances or is substantially through the process of refinancing its existing real estate loans, thereby providing Thermo with an additional $1,400,000 payment on the loan on or before July 15, 2012. Amendment No. 5 also terminates Thermo’s obligation to lend or advance any additional funds under the Loan Agreement (see Note 10 – “Long-Term Debt” for more information on Amendment No. 5 to the Loan and Security Agreement). As of the date of this Report, the Company’s outstanding balance on the Thermo loan is approximately $8,286,000.

Additionally, the Company’s real estate loans with East West Bank and Jardine Capital Corporation mature on May 3, 2012. Both lenders have noticed the Company of their intent not to renew their respective debt agreements beyond May 3, 2012. As of February 29, 2012, the outstanding balance of the East West Bank and Jardine Capital Corporation debt totaled approximately, $2,156,000 and $553,000, respectively. The Company has been actively working with Thermo since December 2011 to re-finance part or all of the Company’s current loan facility to a new lender. The Company has also been actively working to re-finance all of its outstanding real estate debt. As of the date of this Report, Teletouch has not secured new financing to replace its existing debt obligations but is in discussions with a number of potential interested lenders.

The total amount of debt outstanding combined with the current operating performance of the Company and recent issues identified in the sales tax audit of PCI have created challenges in securing all the necessary financing. The Company believes it will be successful in re-financing part of its current debt, but the new financing may be on terms less favorable to the Company than those provided by Thermo and its current real estate lenders. The Company can provide no assurance it will meet its 4th fiscal quarter financial performance targets or can refinance its real estate loans as required under Amendment No. 5 and therefore may be facing a maturity of this debt obligation on May 31, 2012. No assurance can be provided that Thermo will grant any further extensions of the maturity of this loan or that even if a portion of the loan is re-financed by either the May 31, 2012 maturity date or the potential August 31, 2012, maturity date that Thermo will not take action against the Company and the underlying collateral. Further, it is unlikely the Company will re-finance its current real estate debt by the May 3, 2012 maturity and no assurance can be provided that these lenders will not take action against the Company and the underlying real estate collateral. Further acceleration or collection actions taken by Thermo or either real estate lender prior to the Company being able to secure new debt or equity financing would likely result in the Company being forced to seek protection from its creditors or turn over its collateral, which in the case of Thermo, collectively comprises all of the assets of the Company.

The Company reported an operating loss during the three months ended February 29, 2012. A significant contributing factor to the operating loss for the three months ended February 29, 2012 was due to the $2,147,000 in charges recorded as a result of the State of Texas (the “State”) sales and use tax audit of PCI, as discussed above. As of the date of this Report, the current sales and use tax audit is not complete and must go through a final review process by the State. The Company cannot anticipate any additional items that might be further challenged during the review process, and is therefore unable to estimate any potential added liability that could arise prior to the completion of this audit and receipt by the Company of the State’s final assessment. The Company has contacted the State about waiving all penalties and interest and has requested the maximum amount of time allowable to pay the balance due, such payment period historically held to be up to sixty (60) months or approximately $23,400 per month in this instance, but can provide no assurance the State will provide the relief requested. Specifically, if a payment plan is not granted by the State, the Company would be unable to pay the tax obligation when it becomes due, without securing additional debt financing or equity contributions, neither of which can be assured (see Note 8 – “Accrued Expenses and Other Current Liabilities” and Note 9 – “Texas Sales and Use Tax Obligation” for further discussion on the Texas sales and use tax audit accruals).

The Company has been advised by counsel that it can seek recovery of taxes that were not billed or collected from its customers and suppliers beginning in January 2006, and intends to make every reasonable effort to pursue the collection of such taxes after the final assessment has been received from the State. The underlying unbilled and uncollected sales tax due and legally recoverable from all of PCI’s customers and suppliers is approximately $1,270,000. Based on a detailed review of all currently available cellular billings from August 2006 through October 2009, and a review of certain equipment sales invoices from January 2006 through October 2009, the Company has determined that its top 50 customers comprise approximately $450,000 of the unbilled sales taxes that the Company will pursue for recovery. There can be no assurance that the Company’s recovery efforts will or will not be successful, nor can the Company estimate an amount of recovery expected from such efforts at this time, and therefore these amounts are not included in the summary of the Company’s current tax obligation.

The Company is focused on improving its operating results for its 4th fiscal quarter ending May 31, 2012, sufficient to meet the financial performance requirements required under Amendment No. 5 with Thermo and / or to show sufficient progress in that regard as to allow the Company a waiver to provide additional time for the Company to secure the needed financing with the anticipation that such improved operating results will aid in securing this new debt or equity financing. The Company is continuing to see erosion in billing revenues and profits from its cellular business due to its inability to maintain a sufficient number of current subscribers while incurring the added costs of adding new cellular subscribers to offset the continued attrition of cellular subscribers following its completion of the litigation with AT&T in November 2011. Further, due to the greatly increased subsidies required by offering the iPhone, many of the subscribers that have been upgraded and / or added have a higher cost of acquisition, requiring a longer time to become profitable to the Company. As a result, the Company has decided to focus the majority of its current efforts on growing its wholesale distribution business to improve profitability of the Company. The Company is concentrating on negotiating a variety of wholesale distribution agreements from certain cellular and car audio equipment manufacturers in an effort to increase sales and profit margins. The Company is focusing on selective distribution agreements that provide for geographic and / or distribution channel exclusivity for the various products to help improve margins and sales volume in its wholesale business. No assurance can be provided the Company will be able to secure a sufficient number of such distribution agreements that will be meaningful to the Company’s wholesale operations or that if such agreements are finalized that the results will be realized in time to allow the Company to secure the financing it needs to settle its current debt and other obligations. The Company is also considering additional cost saving measures that may become necessary during the 4th quarter to improve profitability and allow additional time for the Company to develop these new sources of revenue which should contribute to earnings.

As a result of the above conditions and in accordance with generally accepted accounting principles in the United States, there exists substantial doubt about the Company’s ability to continue as a going concern.

NOTE 2 – SETTLEMENT AND RELEASE AGREEMENT WITH AT&T

From September 2009 to November 2011, Teletouch, through its wholly-owned subsidiary, PCI, was involved in an arbitration proceeding with and against New Cingular Wireless PCS, LLC and AT&T Mobility Texas LLC (collectively, “AT&T”) relating to, among other things, certain distribution and related agreements by and between the parties. On November 23, 2011, PCI and AT&T entered into a settlement and release agreement (the “Agreement”) pursuant to which the parties agreed to settle all of their disputes subject to the foregoing arbitration.

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

The $5,000,000 cash payment was received from AT&T on December 1, 2011. The entire $10,000,000 of initial consideration comprised of the $5,000,000 cash payment and $5,000,000 forgiveness of PCI’s oldest unpaid obligations to AT&T related to AT&T’s percentage of PCI’s monthly cellular billings is recorded in operating income on the Company’s consolidated statement of operations for the nine months ended February 29, 2012 under the caption “Gain on settlement with AT&T.” In addition, for the cellular subscribers that transferred from PCI to AT&T since the agreement was executed in November 2011, the Company recorded the fees it earned for those lost subscribers under the caption “Gain on the settlement with AT&T” for the three and nine months ended February 29, 2012 (see Part II, Item. 1 Legal Proceedings – “AT&T Binding Arbitration” for details of the settlement and release agreement with AT&T).

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

Certificates of Deposit-Restricted: From time to time, the Company is required to issue a standby letter of credit to a supplier to secure a credit line extended to the Company. In these instances, funds are deposited into a certificate of deposit and the bank to issues a standby letter of credit to the supplier’s benefit. All such funds are reported as restricted funds until such time as the supplier releases its rights under the letter of credit. As of February 29, 2012, the Company had $25,000 of cash certificates of deposit securing standby letters of credit with its suppliers.

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

Accounts receivable are presented net of an allowance for doubtful accounts of $223,000 and $272,000 at February 29, 2012 and May 31, 2011, respectively. Based on the information available, management believes the allowance for doubtful accounts as of those periods are adequate, however, actual write-offs may exceed the recorded allowance.

Reserve for Inventory Obsolescence: Inventories are stated at the lower of cost (on a moving average basis, which approximates actual cost determined on a first-in, first-out (“FIFO”) basis), or fair market value and are comprised of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors including recent sales trends, industry market conditions and economic conditions. In assessing the reserve, management also considers price protection amounts it expects to recover from certain vendors when the vendor reduces cost on certain items shortly after they are purchased by the Company. Additionally, management records specific valuation allowances for discontinued inventory based on its prior experience liquidating this type of inventory. Through the Company’s wholesale and internet distribution channels, it has been successful liquidating certain inventory that becomes obsolete at or near its cost basis if marketed soon after such obsolescence is determined. The Company has many different cellular handset, radio and other electronics suppliers, all of which provide reasonable notification of model changes, which allows the Company to minimize its level of discontinued or obsolete inventory. Inventories are presented net of a reserve for obsolescence of $381,000 and $286,000 at February 29, 2012 and May 31, 2011, respectively. Actual results could differ from those estimates.

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

Indefinite Lived Intangible Assets: The Company’s indefinite lived intangible assets are goodwill and a purchased perpetual trademark license. Goodwill acquired in a business combination and intangible assets determined to have an indefinite useful life are not amortized but instead tested for impairment at least annually in accordance with the provisions of ASC 350. The ASC 350 goodwill impairment model is a two-step process. The first step compares the fair value of a reporting unit that has goodwill assigned to its carrying value. The fair value of a reporting unit using discounted cash flow analysis is estimated. If the fair value of the reporting unit is determined to be less than its carrying value, a second step is performed to compute the amount of goodwill impairment, if any. Step two allocates the fair value of the reporting unit to the reporting unit’s net assets other than goodwill. The excess of the reporting unit’s fair value over the amounts assigned to its net assets other than goodwill is considered the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the carrying value of its goodwill. Any shortfall represents the amount of goodwill impairment. The Company tests this goodwill annually on March 1st, the first day of its 4th fiscal quarter of each year unless an event occurs that would cause the Company to believe the value is impaired at an interim date.

The Company evaluated the carrying value of its goodwill associated with its two-way business as of May 31, 2011 and concluded that no impairment of its goodwill was required. The Company estimates the fair value of its two-way business using a discounted cash flow method. Even though, the year to date the two way business has reported a net loss, the Company has considered certain sales growth opportunities and certain cost saving initiatives that are currently underway in the business unit in its cash flow forecast. As a result, no changes have been deemed to have occurred in the two-way business during the nine months ended February 29, 2012 that indicated any impairment of the goodwill. In the event that the expected sales and / or cost reduction measures are not realized in the 4th quarter and are sufficient enough to restore profitability to the business unit, the Company may determine that the goodwill is further impaired and would record any appropriate impairment charge at that point. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. In evaluating impairment we estimate the sum of the expected future cash flows derived from business unit against which such goodwill is recorded. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. A significant change in cash flows in the future could result in an additional impairment of goodwill.

In May 2010, Progressive Concepts, Inc., purchased a perpetual trademark license to use the trademark “Hawk Electronics” (see Note – 11 “Trademark Purchase Obligation” for additional discussion).

The Company evaluated PCI’s perpetual trademark license asset at May 31, 2011, in accordance with ASC 350 and determined the fair value of the license exceeded its carrying value; therefore, no impairment was recorded. The fair value of the perpetual trademark license was based upon the discounted estimated future cash flows of the Company’s cellular business which is the primary beneficiary of the Hawk brand. No changes have occurred in the cellular business during the nine months ended February 29, 2012 that indicated any impairment of the perpetual trademark license. The Company will continually evaluate whether events and circumstances occur that would no longer support an indefinite life for its perpetual trademark license.

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

As of February 29, 2012, the most significant intangible asset remaining is the AT&T distribution agreement and subscriber base. The AT&T cellular distribution agreement subscriber base asset will be amortized through November 30, 2014 which is the expiration of the distribution agreement under the terms of the Third Amendment to the Distribution Agreement (see Note 4 – “Relationship With Cellular Carrier” for further discussion on the settlement of the litigation with AT&T and the resulting amended distribution agreement). Amortization expense over the 33 months remaining under the current term of the AT&T distribution agreement will be approximately $57,000 per month.

The AT&T distribution agreement assets represent contracts the Company has with AT&T, under which the Company is allowed to provide cellular services to its customers. The Company regularly forecasts the expected cash flows to be derived from the cellular subscriber base and the Company anticipates the future cash flows generated from its cellular subscriber base to exceed the carrying value of this asset.

Amortization of the AT&T distribution agreements, subscriber bases, FCC licenses, GSA and TXMAS contracts is recorded as an operating expense under the caption “Depreciation and Amortization” in the accompanying consolidated statements of operations. The Company periodically reviews the estimated useful lives of its intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life.

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

The most significant tangible long-lived asset owned by the Company is the Fort Worth, Texas corporate office building and the associated land. The Company has received periodic appraisals of the fair value of this property, with the most recent appraisal completed in February 2012, and in each instance the appraised value exceeds the carrying value of the property.

The Company’s review of the carrying value of its tangible long-lived assets at February 29, 2012 and May 31, 2011 indicates the carrying value of these assets will be recoverable through estimated future cash flows. If the cash flow estimates, or the significant operating assumptions upon which they are based change in the future, the Company may be required to record impairment charges related to its long-lived assets.

Prepaid expenses and other current assets: The Company records certain expenses that are paid for in advance of their use or consumption as a current asset on the Company’s consolidated balance sheets.

The components of prepaid expenses and other current assets at February 29, 2012 and May 31, 2011 are as follows (in thousands):

	February 29,	May 31,
	2012	2011

Prepaid office lease expense	$236	$190
Prepaid legal fees	20	15
Prepaid insurance premiums	33	27
Security deposits, primarily related to building leases	81	78
Website domain rental	34	52
Other	179	127
Total prepaid expenses and other current assets	$583	$489

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

Provision for Income Taxes: The Company accounts for income taxes in accordance with ASC 740, Income Taxes, (“ASC 740”) using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences, net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods. As of February 29, 2012 and May 31, 2011, the Company has recorded a valuation allowance against the full amount of its net deferred tax assets. The Company will continue to evaluate its financial forecast to determine if a portion of its deferred tax assets can be realized in future periods. When the Company is charged interest or penalties related to income tax matters, the Company records such interest and penalties as interest expense in the consolidated statement of operations.

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

Cellular and other service revenues and related costs are recognized during the period in which the service is rendered. Associated subscriber acquisition costs are expensed as incurred. Product sales revenue is recognized at the time of shipment, when the customer takes title and assumes risk of loss, when terms are fixed and determinable and collectability is reasonably assured. The Company does not generally grant rights of return. However, in accordance with AT&T’s policies, PCI offers customers a 30 day return / exchange program for new cellular subscribers. During the 30 days, a customer may return all cellular equipment and cancel service with no penalty. Reserves for returns, price discounts and rebates are estimated using historical averages, open return requests, recent product sell-through activity and market conditions. No reserves have been recorded for the 30 day cellular return program since only a very small number of customers utilize this return program and many fail to meet all of the requirements of the program, which include returning the phone equipment in new condition with no visible damage.

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

Advertising and Pre-opening Costs: Labor costs, costs of hiring and training personnel and certain other costs relating to the opening of any new retail or service center locations are expensed as incurred. Additionally, advertising costs are expensed as incurred and are occasionally partially reimbursed based on various vendor agreements. Advertising and promotion costs were $121,000 and $233,000 for the three months ended February 29, 2012 and February 28, 2011, respectively and $293,000 and $539,000 for the nine months ended February 29, 2012 and February 28, 2011, respectively. Advertising reimbursements are accrued when earned and committed to by the Company’s vendor and are recorded as a reduction to advertising cost in that period.

Stock-based Compensation: At February 29, 2012, the Company had two stock-based compensation plans (one active and one expired) for employees and non-employee directors, which authorize the granting of various equity-based incentives including stock options and stock appreciation rights.

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

Cash flows resulting from excess tax benefits are classified as a financing activity. Excess tax benefits are realized from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits as a result of any exercises of stock options in the nine months ended February 29, 2012 and February 28, 2011.

To estimate the fair value of its stock options, the Company uses the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option pricing model. The Company has determined that the best measure of expected volatility is based on the historical daily volatility of the Company’s common stock adjusted to exclude the top 10% high and low closing trading prices during the period measured. Historical volatility factors utilized in the Company’s Black-Scholes computations for options issued in the nine months ended February 29, 2012 was 72.58% and ranged from 127.22 % to 135.33% for the options issued in the nine months ended February 28, 2011. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107 with the continued use of this method extended under the provisions of Staff Accounting Bulletin No. 110. Under this formula, the expected term is equal to: ((weighted-average vesting term + original contractual term)/2). The expected term used by the Company as computed by this method for options issued in the nine months ended February 29, 2012 was 5.0 years and ranged from 5.0 to 6.0 years for the options issued in the nine months ended February 28, 2011. The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for options issued in the nine months ended February 29, 2012 ranged from 0.91% to 1.60% and ranged from 2.05% to 2.42% for the options issued in the nine months ended February 28, 2011. Dividend yield is zero for these options as the Company does not expect to declare any dividends on its common shares in the foreseeable future.

In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption.  The Company has estimated an annualized forfeiture rate of 0.0% for the stock options granted to senior management and the Company’s directors in the nine months ended February 29, 2012 and February 28, 2011. The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

Options exercisable at February 29, 2012 and May 31, 2011 totaled 6,234,986 and 4,651,432, respectively. The weighted-average exercise price per share of options exercisable at February 29, 2012 and May 31, 2011 was $0.29 and $0.27, respectively with remaining weighted-average contractual terms of approximately 6.5 years and 6.7 years as of February 29, 2012 and May 31, 2011, respectively.

The weighted-average grant date fair value of options granted during the nine months ended February 29, 2012 and February 28, 2011 was $0.31 and $0.30, respectively.

At February 29, 2012, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $28,000, which will be amortized over the weighted-average remaining requisite service period of 1.9 years.

Income (loss) Per Share: In accordance with ASC 260, Earnings Per Share, basic income (loss) per share (“EPS”) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding including any dilutive securities outstanding. At February 29, 2012, the Company’s outstanding common stock options totaled 6,401,653. For the three months ended February 29, 2012, the Company’s outstanding common stock options were not included in the computation of diluted earnings per share due to their antidilutive effect as a result of the net loss incurred during this period. For the nine months ended February 29, 2012, the Company recorded net income and 3,226,207 common stock options were dilutive securities and were included in the diluted earnings per share calculation due to the Company’s market price of its common stock at February 29, 2012 exceeding the options’ exercise price. The Company’s outstanding common stock options totaled 5,655,817 at February 28, 2011 and were not included in the computation of diluted earnings per share due to their antidilutive effect as a result of the net loss incurred during the three and nine months ended February 28, 2011.

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

On November 23, 2011, the Company and AT&T entered into a settlement and release agreement and executed a Third Amendment to the Distribution Agreement which consolidated and renewed or extended all current and prior distribution agreements for three (3) years allowing PCI to again activate new subscribers and provide many of the previously withheld wireless services and products, including the iPhone. The distribution agreement permits the Company to offer AT&T cellular phone service with identical pricing characteristics to AT&T and provide billing customer services to its customers on behalf of AT&T in exchange for certain predetermined compensation and fees, which are primarily in the form of a revenue sharing of the core wireless services the Company bills on behalf of AT&T. In addition, the Company bills the same subscribers several additional features and products that it offers and retains all revenues and gross margins related to those certain services and products. Under the distribution agreement, the Company is responsible for all of the billing and collection of cellular charges from its customers and remains liable to AT&T for pre-set percentages of all AT&T related cellular service customer billings. The current distribution agreement expires on November 30, 2014.

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

The Company reports its revenues related to the AT&T services on a net basis in accordance with ASC 605-45 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011

Gross service and installation revenue	$7,954	$10,044	$25,482	$31,920
Net revenue adjustment (revenue share due to AT&T)	(4,025)	(5,094)	(12,774)	(16,106)
Net service and installation revenue	$3,929	$4,950	$12,708	$15,814

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

NOTE 5 – INVENTORY

The following table lists the cost basis of inventory by major product category and the related reserves for inventory obsolescence at February 29, 2012 and May 31, 2011 (in thousands):

	February 29, 2012			May 31, 2011
	Cost	Reserve	Net Value	Cost	Reserve	Net Value

Phones and related accessories	$812	$(120)	$692	$647	$(91)	$556
Automotive products	257	(54)	203	314	(45)	269
Satellite products	12	(4)	8	11	(4)	7
Two-way products	774	(201)	573	567	(143)	424
Other	3	(2)	1	4	(3)	1
Total inventory and reserves	$1,858	$(381)	$1,477	$1,543	$(286)	$1,257

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment at February 29, 2012 and May 31, 2011 consisted of the following (in thousands):

	February 29, 2012	May 31, 2011

Land	$774	$774
Buildings and leasehold improvements	3,132	3,117
Two-way network infrastructure	1,055	1,155
Office and computer equipment	2,943	2,713
Signs and displays	711	710
Other	393	395
	$9,008	$8,864
Less:
Accumulated depreciation	(6,465)	(6,245)

Total property and equipment	$2,543	$2,619

Depreciation expense related to property and equipment was $74,000 and $76,000 for the three months ended February 29, 2012 and February 28, 2011, respectively and $221,000 and $225,000 for the nine months ended February 29, 2012 and February 28, 2011, respectively.

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method. The following table contains the property and equipment by estimated useful life, net of accumulated depreciation as of February 29, 2012 (in thousands):

	Less than	3 to 4	5 to 9	10 to 14	15 to 19	20 years	Total Net
	3 years	years	years	years	years	and greater	Value
Buildings and leasehold improvements	$39	$61	$60	$-	$1,014	$96	$1,270
Two-way network infrastructure	77	69	86	-	-	-	232
Office and computer equipment	160	51	13	-	-	-	224
Signs and displays	6	6	6	-	-	-	18
Other	9	16	-	-	-	-	25
Land (no depreciation)	-	-	-	-	-	774	774
	$291	$203	$165	$-	$1,014	$870	$2,543

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill:  The reported goodwill of the Company at February 29, 2012 and May 31, 2011 relates entirely to the two-way radio segment. The goodwill was acquired in January 2004 for $894,000 as part of the purchase of the two-way radio assets of DCAE, Inc. During the 4th quarter of fiscal year 2005, this goodwill was deemed impaired as a result of losses in revenues and profitability in the Company’s two-way radio segment (the “reporting unit” under ASC 350) and the goodwill was written down to $343,000. The $343,000 carrying value of the goodwill is reported on its consolidated balance sheet at February 29, 2012 and May 31, 2011.

Other intangible assets:  The following is a summary of the Company’s intangible assets as of February 29, 2012 and May 31, 2011, excluding goodwill (in thousands):

	February 29, 2012			May 31, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value
Definite lived intangible assets:
Wireless contracts and subscriber bases	$10,389	$(8,520)	$1,869	$10,289	$(7,865)	$2,424
FCC licenses	103	(93)	10	104	(84)	20
PCI marketing list	1,235	(1,235)	-	1,235	(1,235)	-
Loan origination fees	616	(606)	10	774	(569)	205
Internally developed software	174	(170)	4	170	(170)	-
Government Services Administration contract	15	(4)	11	15	(2)	13
Total amortizable intangible assets	12,532	(10,628)	1,904	12,587	(9,925)	2,662

Indefinite lived intangible assets:
Perpetual trademark license agreement	900	-	900	900	-	900

Total intangible assets	$13,432	$(10,628)	$2,804	$13,487	$(9,925)	$3,562

Total amortization expense for the three months ended February 29, 2012, and February 28, 2011 was approximately $164,000 and $205,000, respectively and $678,000 and $619,000 for the nine months ended February 29, 2012 and February 28, 2011, respectively.

NOTE 8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of (in thousands):

	February 29,	May 31,
	2012	2011

Accrued payroll and other personnel expense	$510	$588
Accrued bonuses	376	-
Accrued state and local taxes	522	410
Texas sales and use tax audit accrual	297	-
Unvouchered accounts payable	1,991	1,672
Customer deposits payable	229	317
Other	406	413
Total	$4,331	$3,400

Texas Sales and Use Tax Audit Accrual

Based on the results of the current Texas sales tax audit of PCI (see Note 9 – “Texas Sales and Use Tax Obligation” for further discussion), the Company believes it has additional financial exposure for certain periods following October 2009, the last month covered under the current sales tax audit, in the likely event that PCI is audited in the future by the State. Similar tax computations were applied to the Company’s cellular billings through November 2010, the point at which PCI made substantial system and process changes to correct these tax computations. Other sales and use tax issues which were identified during the course of the current sales tax audit and have either been fully corrected or are in the process of being corrected by the Company.

In accordance with ASC 450, the Company has determined that the potential outcome of a subsequent sales tax audit represents a loss contingency, as the Company believes it is probable that it will be audited by the State for the periods after the current sales tax audit and will likely be assessed additional taxes for that audit period. It is common practice for the State to audit a subsequent period after the discovery of a material liability in a prior audit period.

Under the guidance of ASC 450, an estimated loss from a loss contingency shall be accrued by a charge to income if both the following conditions are met: (i) information is available before the next most current financial statements are issued or are available to be issued indicates that it is probable that an asset had been impaired or a liability had been incurred as of the date of the financial statements, and (ii) the amount of such loss can be reasonably estimated. In addition, from the guidance of ASC 450, a potential loss range should be estimated and the lower end of the range should be accrued when no other amount within the range appears to be a better estimate.

The Company has estimated its potential sales and use tax exposure for the periods that have not been audited by the State to be between $297,000 and $425,000, including estimated penalties and interest of approximately $41,000 and $58,000, respectively, through February 29, 2012. This estimate covers all periods following the current sales tax audit period through the date that each identified tax issue was substantially corrected by the Company. Since the Company cannot predict the outcome of a future sales tax audit, it has recorded the low end of the estimated loss in its consolidated financials as of February 29, 2012. The Company’s estimate of the low end of the range of potential liability considered only the errors identified in the current sales tax audit whereas the high end of the range was estimated using a conservative application of sales tax rates on the majority of the cellular services billed from November 2009, the end of the current audit period, through October 2010, the month that the identified tax issues were remediated by the Company. The actual liability, as a result of a future tax audit, could fall outside of our estimated range due to items that could be identified during an audit but not considered by us.

NOTE 9 – TEXAS SALES AND USE TAX OBLIGATION

Since October 2010, the State of Texas (the “State”) has been conducting a sales and use tax audit of the Company’s subsidiary, PCI, covering the period from January 2006 to October 2009. During the second fiscal quarter of 2011, while undergoing standard preparations for the tax audit, the Company identified that there could be certain issues in connection with the prior application and interpretation of sales tax rates assessed on various services and products billed and received by PCI. However, multiple prior sales tax audits of PCI conducted by the State did not identify or determine that there were any such issues, even though PCI’s methodology for computing sales taxes was virtually identical during the prior periods. As a result, prior to receiving a final determination from the State on these sales tax matters, the Company could not accurately predict the probable outcome of this audit or any related material liability to the State. In accordance with Accounting Standard Codification 450, Contingencies (“ASC 450”), the Company reported an estimated range for this potential liability of between $22,000 and $2,400,000. The lower end of the range was based on the actual results of PCI’s prior State tax audits, with the higher end of the range based on the Company’s internal review and most conservative analysis, which indicated a potential estimated liability of up to $1,900,000, plus an additional estimated potential liability of up to $500,000 for related penalties and interest on the Company’s highest possible estimated amount.

Throughout the audit process, the Company, using an outside tax consulting firm, has provided the State auditor with numerous customer billing statements and other financial records, including invoices for products and services received from various third-party suppliers, for audit testing. As previously reported, the Company had received a number of preliminary audit results indicating that certain errors had been identified in PCI’s application of sales taxes on customer billings, as well as on the computation and remittance of use taxes on certain purchases of products and services from the Company’s suppliers. The process of reviewing each of the numerous individual items selected for testing by the State auditor has been ongoing over the prior several quarters.

On March 27, 2012, the Company received a summary of the errors identified by the State auditor on selected billing statements and invoices, which further included computations of these errors extrapolated over the respective total billings and purchases for the audit period. Based on this recently provided information from the State, the Company recorded a sales and use tax liability related to this tax audit of approximately $1,850,000, including approximately $443,000 in penalties and interest that are expected to be assessed by the State. The sales and use tax assessed by the State, before penalties and interest, totaled approximately $1,407,000 for the tax audit period, and was comprised of approximately $6,000 of use tax related to fixed asset purchases, $126,000 of use tax due on various services purchased by the Company, $627,000 of under billed sales taxes related to cellular services billings and $648,000 of under billed sales taxes related to other billings. The current tax audit has not been finalized as of the date of this Report, as it must go through a final review process by the State. Although there is general agreement on the tax errors identified between the Company and the State auditor at this point, it is possible that other items may still be identified or challenged by the State during the final review process. The Company cannot anticipate any additional items that might be further challenged during the review process, and is therefore unable to estimate any additional liability that could arise prior to the completion of this audit and receipt by the Company of the State’s final assessment. The Company cautions the final results of the tax audit may differ materially from the calculation it recently received from the State auditor and any estimates made by the Company to date.

The State periodically provides, and the Company therefore intends to seek, an installment payment plan for the final tax liability and a waiver of penalties and interest from the State. Payment plan terms that the State has historically provided range from 3 – 5 years. Provided that the Company is approved for a five year payment plan, and is also provided a waiver for the related penalties and interest, the monthly payment for this tax liability is estimated to be approximately $23,400. This tax liability is primarily the result of long standing sales tax application and computation issues that have existed in PCI’s billing systems for many years and further had not been identified in prior sales and use tax audits by the State. Because the Company promptly modified its billing applications and corrected such issues as soon as these systemic issues were identified, the Company’s counsel believes the State will consider both of these requests for relief.

The Company has been advised by counsel that it can seek recovery of taxes that were not billed or collected from its customers and suppliers beginning in January 2006, and intends to make every reasonable effort to pursue the collection of such taxes after the final assessment has been received from the State. The underlying unbilled and uncollected sales tax due and legally recoverable from all of PCI’s customers and suppliers is approximately $1,270,000. Based on a detailed review of all currently available cellular billings from August 2006 through October 2009, and a review of certain equipment sales invoices from January 2006 through October 2009, the Company has determined that its top 50 customers comprise approximately $450,000 of the unbilled sales taxes that the Company will pursue for recovery. There can be no assurance that the Company’s recovery efforts will or will not be successful, nor can the Company estimate an amount of recovery expected from such efforts at this time.

NOTE 10 – LONG-TERM DEBT

Long-term debt at February 29, 2012 and May 31, 2011 consists of the following (in thousands):

	February 29,	May 31,
	2012	2011
Thermo revolving credit facility	$10,391	$11,330
East West Bank (formerly United Commerical Bank)	2,175	2,256
Jardine Capital Corporation bank debt	557	570
Warrant redemption notes payable	-	464
Total long-term debt	13,123	14,620
Less: Current portion	(13,123)	(4,439)
Long-term debt, net	$-	$10,181

Current portion of long-term debt at February 29, 2012 and May 31, 2011 consists of the following (in thousands):

	February 29,	May 31,
	2012	2011
Thermo revolving credit facility	$10,391	$1,149
East West Bank (formerly United Commerical Bank)	2,175	2,256
Jardine Capital Corporation bank debt	557	570
Warrant redemption notes payable	-	464
Total current portion of long-term debt	$13,123	$4,439

Thermo Revolving Credit Facility: On August 28, 2009, the Company entered into Amendment No. 2 to the Loan and Security Agreement with Thermo Credit, LLC (“Thermo”), effective August 1, 2009 which amended the terms of its initial $5,250,000 Loan and Security Agreement dated April 30, 2008, and resulted in, among other changes, the availability under the revolving credit facility being increased to $18,000,000 and the maturity of the revolver being extended from April 30, 2010 to January 31, 2012

(“Amendment No. 2”).

Under the terms of Amendment No. 2, the revolver provided for the Company to obtain loans from Thermo from time to time up to approximately $18,000,000, but following Amendment No. 4 discussed below, the commitment was reduced to $12,000,000 meaning outstanding borrowings could not to exceed this amount. Borrowings under the revolver are limited to specific advance rates against the aggregate fair value of the Company’s assets, as defined in the Loan and Security Agreement, as amended, including real estate, equipment, infrastructure assets, inventory, accounts receivable, intangible assets and notes receivable (collectively, the “Borrowing Base”). The Company was allowed to borrow the lesser of the borrowing base amount or the commitment amount of the revolver less a monthly step down amount. Beginning in December 31, 2009, the availability under the revolver began being reduced monthly by an amount equal to the average principal balance of loans outstanding against the non-accounts receivable assets in the Borrowing Base for that month divided by sixty (60) (the “Monthly Step Down”). The loans outstanding on the accounts receivable component of the Borrowing Base will be increased or decreased through periodic reporting of the Borrowing Base to Thermo. The annual interest rate on the revolver under the terms of Amendment No. 2 remained at the lesser of: (a) the maximum non-usurious rate of interest per annum permitted by applicable Louisiana law or (b) the greater of (i) the prime rate plus 8% or (ii) fourteen percent (14%). Under the terms of the Second Amended Thermo Revolver, the Company must maintain certain financial covenants including a net worth of at least $5,000,000, computed on a fair value basis, at each fiscal quarter, a debt service coverage ratio that ranges between 1.10 and 1.20 over the remaining life of the revolver and an operating income no less than zero at any fiscal quarter. Borrowings by the Company against non-accounts receivable assets are limited to 33.3% of the total amount of loans outstanding under the terms revolver and Thermo maintains a lien and security interest in substantially all of the Company’s assets, including its properties, accounts, inventory, goods and the like. The purpose of Amendment No. 2 was to expand the revolver and retire the former factoring debt facility with Thermo as well as provide additional availability to the Company for its ongoing working capital needs.

In February 2010, the Company began making principal payments on the revolver due to the Company’s having borrowings outstanding against the non-accounts receivable assets in excess of the 33.3% limit on such borrowings as measured against the total borrowings outstanding. In March 2010, Thermo agreed to let the Company begin making monthly principal payments of approximately $53,000 through the remainder of the term of the loan to reduce the outstanding loan balance against the non-accounts receivable assets. The monthly principal payments reduce the commitment amount under the revolver.

On March 9, 2011, the Company entered into Amendment No. 3 to the Loan and Security Agreement, effective December 31, 2010, which resulted in (i) extending the maturity date of the revolver from January 31, 2012 to January 31, 2013, (ii) an additional commitment fee of $135,000 due and payable on or before January 31, 2012, (iii) the deferral of monthly principal payments for the period December 2010 to June 2011 to be due and payable on or before August 31, 2011 and (iv) the deferral of an over advance of $433,747 as of December 31, 2010 to be due and payable on or before August 31, 2011 after consideration of the Company’s borrowing base as of that date. All other terms of the revolver remained unchanged.

On October 11, 2011, the Company entered into Amendment No. 4 to the Loan and Security Agreement whereby the loan commitment amount was reduced from $18,000,000 to $12,000,000 as of October 11, 2011. The loan commitment will continue to be reduced monthly by the Monthly Step Down amount, which as of the date of this report is approximately $53,000 per month. As a result of the reduced loan commitment amount, the loan commitment fee of $68,000 payable on August 1, 2011, as required under Amendment No. 2, was reduced to $45,000. The Company paid the amended commitment fee amount in August 2011. All other terms of the Thermo Revolver remained unchanged.

On March 14, 2012, effective February 29, 2012, Teletouch and Thermo entered into Waiver and Amendment No. 5 (“Amendment No. 5”) to the Loan and Security Agreement, as amended to date (the “Loan Agreement”). Under the terms of the Amendment No. 5, the Company made a payment on the outstanding balance of the loan in the amount of $2,000,000. In consideration for such payment, Thermo agreed, among other things, to (i) waive any and all Events of Default (as the term is defined under the Loan Agreement), and all financial covenants for the 3rd fiscal quarter ended February 29, 2012, (ii) waive any and all Financial Covenant Defaults (as defined under the Loan Agreement) for the 4th fiscal quarter ended May 31, 2012, and not to accelerate collection of the Note for any reason under the Loan Agreement through May 31, 2012, and (iii) not to take any action to exclude, reevaluate or make any redetermination of any property currently included in the Borrowing Base through at least May 31, 2012. In addition, Thermo agreed to grant a conditional future waiver of any and all Financial Covenant Defaults (as defined under the Loan Agreement) and not to accelerate the collection of the Note through August 31, 2012, provided that certain financial performance targets are met by the Company during its 4th fiscal quarter ending May 31, 2012, and that the Company, among other things, refinances certain of its existing loans encumbering the Eligible Real Estate (as defined under the Loan Agreement), thereby providing Thermo with additional proceeds of $1,400,000 on or before July 15, 2012. Additional provisions of Amendment No. 5 include accelerating the Revolving Credit Maturity Date from January 31, 2013, to August 31, 2012, with the parties’ agreement that Thermo will have no further obligation to lend or advance any additional funds that may be or become available under the Loan Agreement, and, a modification of the commitment fee due under the Loan Agreement from the $90,000 earned commitment fee for the final twelve month term of the loan that was to end on January 31, 2013, to a monthly commitment fee of $7,500 (based on 0.0625% of the original $12,000,000 loan commitment), earned by and payable to Thermo on the first day of each month beginning February 1, 2012 and through each month thereafter until the loan is paid in full, or the August 31, 2012, maturity date, whichever is sooner.

As prior reported on the Company’s 8-K filed February 27, 2012, the Company received a Notice of Borrowing Base Redetermination (the Notice”) from Thermo on February 21, 2012, whereby Thermo notified the Company of its intent to significantly modify, revalue, adjust and change the assets that comprised the Company’s Borrowing Base. Thermo’s Notice stated that it planned to exclude certain classes of the Company’s assets in their entirety from the Borrowing Base, even though these assets had been previously accepted by Thermo, and have been included in the Borrowing Base for several years - in some instances, since the loan was originated. Thermo’s intent to modify the Borrowing Base was contractually subject to good faith negotiations between the parties over the sixty days following the Company’s receipt of the Notice.

On March 8, 2012, Thermo withdrew and rescinded the Notice in anticipation of the parties’ completing and entering into the above-referenced Amendment No. 5.

Following the $2,000,000 payment made in conjunction with Amendment No. 5, and as of the date of this Report, the Company has a total of approximately $8,286,000 outstanding under the Thermo revolver.

East West Bank Debt (formerly United Commercial Bank): Effective May 3, 2007, the Company entered into a loan agreement with United Commercial Bank, which was subsequently acquired by East West Bank, (the “East West Debt”) to refinance previous debt in the amount of $2,850,000 at May 31, 2007. As of February 29, 2012, $2,650,000 continued to be funded under the agreement with East West Bank, and $2,175,000 was outstanding. The East West Debt requires monthly payments of $15,131 and bears interest at the prime rate as published in the Wall Street Journal and adjusted from time to time (3.25% at February 29, 2012). The East West Debt is collateralized by a first lien on a building and land in Fort Worth, Texas owned by the Company. The East West Debt matures on May 3, 2012 and the Company was noticed in the second quarter of fiscal year 2012 the East West Debt will not be renewed. The Company is currently looking for financing from prospective lenders to replace the East West Debt. The Company cannot assure such financing can be secured or that any new financing will be on terms favorable to the Company.

Jardine Bank Debt: Effective May 3, 2007, the Company entered into a loan agreement with Jardine Capital Corp. (the “Jardine Bank Debt”) to refinance previous debt in the amount of $650,000. The Jardine Bank Debt requires monthly payments of $7,705, bears interest at 13% and matures on May 3, 2012. The Company was noticed in the second quarter of fiscal year 2012 the Jardine Bank Debt will not be renewed. The Jardine Bank Debt is collateralized by a second lien on a building and land in Fort Worth, Texas owned by the Company. In May 2010, the Company made a $40,000 principal payment against the Jardine Bank Debt due to the conveyance of an easement and right-of-way for a sub-surface gas pipeline on the collateralized land in Fort Worth, Texas. The Company is actively seeking a lender to refinance the Jardine Bank Debt. The Company cannot assure such financing can be secured or than any new financing will be on terms favorable to the Company.

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

Effective November 1, 2009, the GM Promissory Notes were amended to extend maturity dates to June 10, 2011. The terms of the amendments provided for (i) a one-time principal payment of $161,250 payable on or before December 10, 2009, (ii) a continuance of 17 equal monthly payments in the amount of $25,000 each, together with interest on the outstanding principal balance beginning January 10, 2010, (iii) a final single payment in the amount of $488,750 due on or before June 10, 2011 and (iv) the annual interest rate on the outstanding principal balance is increased to 14%, effective November 1, 2009 (such payments collectively referred to as the “Amended Payments”). The Amended Payments were divided among each of the GM Warrant Holders based on the proportionate outstanding principal balance under the GM Promissory Notes. All other terms of the GM Promissory Notes remained unchanged.

On June 13, 2011, effective November 30, 2011, the Company and each holder of the GM Promissory Notes agreed to amend the terms and provisions of the GM Promissory Notes, for the purpose of extending the final payment due under the GM Promissory Notes to the earlier to occur: (x) 30 days following the Company’s reaching a settlement in its arbitration matter with AT&T or (y) January 10, 2012 (the “Amendment No. 2”).  All other terms and provisions of the GM Promissory Notes, as amended to date, remain unchanged.  As a result of Amendment No. 2, the Company made monthly installments of $25,000, in aggregate, to the holders through the date of the final payment. In January 2012, the GM Promissory Notes were paid in full.

Maturities: All of the Company’s debt obligations are reported as current obligations with the East West Bank debt and Jardine Capital Corporation debt (the real estate debt) maturing on May 3, 2012 and the Thermo revolving credit facility maturing on May 31, 2012 with a possible extension through August 31, 2012 conditions on the Company satisfying certain financial targets during its 4th fiscal quarter ending May 31, 2012 and its ability to re-finance its real estate debt and make an additional principal payment to Thermo of $1,400,000 on or before July 31, 2012.

NOTE 11 – TRADEMARK PURCHASE OBLIGATION

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

Under terms of the Agreement, the parties executed mutual releases of claims against each other and agreed to file a stipulation of dismissal in connection with the pending litigation matter.  The Company agreed to, among other things, the purchase a perpetual license from Hawk to use the trademark “Hawk Electronics” for $900,000. Under the terms of the license agreement, the Company made a payment of $550,000 on June 1, 2012 and a payment of $150,000 on July 1, 2011, and is obligated to pay $100,000 by July 1, 2012 and $100,000 by July 1, 2013.

As of February 29, 2012, the Company has recorded $100,000 as a current liability under current portion of trademark purchase obligation (July 1, 2012 payment) and has recorded $100,000 (July 1, 2013 payment) as a long-term liability under long-term trademark purchase obligation.

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

NOTE 12 - INCOME TAXES

Significant components of the Company’s deferred taxes as of February 29, 2012 and May 31, 2011 are as follows (in thousands):

	February 29,	May 31,
	2012	2011

Deferred Tax Assets:
Current deferred tax assets:
Accrued liabilities	$277	$204
Deferred revenue	31	51
Inventories	135	102
Allowance for doubtful accounts	76	93
	519	450
Valuation allowance	(519)	(450)
Current deferred tax assets, net of valuation allowance	-	-

Non-current deferred tax assets:
Net operating loss	9,197	10,781
Accrued liabilities	509	409
Intangible assets	251	258
Fixed assets	208	203
Licenses	10	12
Other	49	42
	10,224	11,705
Valuation allowance	(10,224)	(11,705)
Non-current deferred tax assets, net of valuation allowance	-	-

The Company has approximately $27,050,000 of net operating losses at February 29, 2012, which are expected to be available to reduce the Company’s future taxable income and will expire in the years 2025 through 2032. As a result of a change in ownership of Teletouch on August 11, 2011 (see “Change of Ownership and Voting Control of Teletouch” in Note 14 – “Shareholders’ Equity” for additional discussion on the change of control transaction), which constituted a change of control of the Company under the Internal Revenue Code, the Company’s ability to utilize the net operating losses it has accumulated through August 11, 2011 (the date of the change of control) to offset future taxable income may be limited under Section 382 of the Internal Revenue Code. As of the date of this Report, the Company has not determined the specific limitation amount. Based on its preliminary analysis, the Company believes it will be able to utilize a portion of its net operating losses against the income recognized in the current year from the settlement of its litigation against AT&T (see Part II, Item 1. Legal Proceedings – “AT&T Binding Arbitration” for more information on the settlement). The Company believes the Section 382 limitations may reduce its ability to offset future taxable income. The utilization of some of these losses may be further limited under other applicable provisions of the Internal Revenue Code.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate as of February 29, 2012 and has not recognized any additional liabilities for uncertain tax positions under the guidance of ASC 740. The Company’s tax years 2005 through 2010 for federal returns and 2009 through 2012 for state returns remain open to major taxing jurisdictions in which we operate, although no material changes to unrecognized tax positions are expected within the next year.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Teletouch leases buildings, transmission towers, and equipment under non-cancelable operating leases ranging from one to twenty years. These leases contain various renewal terms and restrictions as to use of the property. Some of the leases contain provisions for future rent increases. The total amount of rental payments due over the lease terms is charged to rent expense on the straight-line method over the term of the leases. The difference between rent expense recorded and the amount paid is recorded as deferred rental expense, which is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. The Company’s most significant lease obligation is for a suite at the Dallas Cowboys Stadium in Arlington, Texas, which is used for customer, supplier, investor relations and other corporate events. Due to the significance of this lease compared to the Company’s other operating leases, it is separately identified in the table below. Rent expense was $339,000, and $348,000 in the three months ended February 29, 2012 and February 28, 2011, respectively and $1,019,000 and $1,031,000 in the nine months ended February 29, 2012 and February 28, 2011, respectively. Future minimum rental commitments under non-cancelable leases are as follows (in thousands):

	(in thousands)
	Twelve Months Ending February 28,
	Total	2013	2014	2015	2016	Thereafter

Other Operating Leases	$970	$469	$301	$112	$46	$42
Dallas Cowboys Suite Lease	3,797	205	205	205	205	2,977
Total Operating Leases	$4,767	$674	$506	$317	$251	$3,019

Sales and Use Tax Audit Contingency

The Company has a sales and use tax contingency related to PCI’s current sales and use tax audit covering the period January 1, 2006 through October 31, 2009 (see Note 9 – “Texas Sales and Use Tax Obligation” for further discussion on the sales tax liability for this period). In addition, based upon PCI’s current sales and use tax audit, the Company has identified a sales and use tax contingency for the period subsequent to the current audit period which is November 1, 2009 through February 29, 2012 (see Note 8 – “Accrued Expenses and Other Current Liabilities” for more information on the sales and use tax accrual for this period).

Furthermore, the State of Texas has noticed the Company that the entity, Teletouch Communications, Inc., will be subject to a sales and use tax audit scheduled to begin in June 2012 and will cover the period June 1, 2008 through May 31, 2012. This will include a sales and use tax audit of the Company’s two-way business and corporate purchases. The Company does not anticipate the audit to be as complex as the PCI audit since the two-way business has significantly fewer transactions than the PCI business units. The previous sales and use tax audit assessment for Teletouch Communications, Inc. was approximately $47,000, including $11,000 in penalties and interest and covered the period June 1, 2004 through May 31, 2008. Under the guidance of ASC 450, a loss contingency related to the upcoming Teletouch audit has not been accrued because the amount of the loss cannot be reasonably estimated as of the date of this Report.

Legal Proceeding Contingencies

Teletouch is party to various legal proceedings arising in the ordinary course of business. The Company believes there is no proceeding, either threatened or pending, against it that will result in a material adverse effect on its results of operations or financial condition or that requires accrual or disclosure in its financial statements under ASC 450.

NOTE 14 – SHAREHOLDERS’ EQUITY

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

On August 11, 2011, TLLP entered into a binding agreement titled “Heads of Terms” (the “Binding Agreement”) and certain related agreements with its Series A Preferred unit holders, Stratford Capital Partners, LP (“Stratford”) and Retail & Restaurant Growth Capital, LP (“RRGC”) (together, Stratford and RRGC are hereafter referred to as the “Transferees”), whereby, on August 17, 2011 TLLP exchanged 25,000,000 shares of its holdings of the Company’s common stock (the “New Shares”) to settle in full TLLP’s approximately $18,200,000 redemption obligation on its outstanding Series A Preferred Units (the “Preferred Units”) and for additional cash consideration totaling $3,750,000 from the Transferees (the “Exchange”). The redemption rights under the Preferred Units allowed the holders to redeem the accumulated redemption value for shares of Teletouch common stock owned by TLLP and such redemption could only take place following the fiscal settlement of TLLP’s senior debt obligation. The cash received by TLLP from this transaction allowed it to make the final payment on the senior debt obligation which allowed the Preferred Units to be redeemed simultaneously. Based on the approximately $21,950,000 consideration exchanged by Transferees, TLLP realized approximately $0.88 per share in value for the shares of the Company’s common stock transferred in the Exchange. As a result of the Exchange, Stratford and RRGC received 15,000,000 shares and 10,000,000 shares, respectively, of the Company’s common stock in exchange for their respective share of the cash consideration and their respective holdings of the outstanding Preferred Units. The Exchange closed on August 17, 2011 and resulted in the cancellation of the Series A Preferred units. As contemplated by the Binding Agreement, at closing the parties entered into various agreements related to the Exchanged Shares including (1) a registration rights agreement providing for the registration of the Exchanged Shares, (2) a put and call option and transfer restriction agreement whereby TLLP would have the right to call from Stratford and RRGC the Exchanged Shares for a fifteen month period (through approximately November 17, 2012) for a call price of $1.00 per share, Stratford and RRGC would have the rights to put their Exchanged Shares to TLLP for 30 day period at the end of the call option period for a put price of $1.00 per share, and Stratford and RRCG would agree not to transfer the Exchanged Shares for a period of seven months after the date of the Exchange (through approximately March 17, 2012), (3) a voting agreement whereby Stratford and RRGC agreed to vote their Exchanged Shares in proportion to the votes of the other shareholders of Teletouch during the call option period, (4) a pledge and security agreement whereby TLLP pledged all of its remaining shares of Teletouch’s common stock to Stratford and RRGC as security for their put rights, (5) a mutual release of claims between various parties to the Exchange and (6) certain other ancillary documents. Following the Exchange and as of the date of this Report, Stratford owns 17,610,000 shares of Teletouch’s common stock (36.1% of outstanding shares), RRGC owns 11,740,000 shares (24.1%) and TLLP owns 3,050,999 shares (6.3%). The result of the Exchange was a change in control of the voting of common stock at Teletouch on August 17, 2011, whereby TLLP no longer controls the outcome of matters voted on by the shareholders.

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

During the Option Period, each of the Transferees will be permitted to sell or otherwise transfer their shares of the Company’s common stock free and clear of the options, rights and voting agreements under the Binding Agreement, provided that, for seven (7) months following the date of the Exchange (through approximately March 17, 2012), the Transferees agree that they will not distribute or otherwise pledge, allocate or hypothecate the New Shares and, so long as the Company has performed and is performing its obligations under the registration rights agreement, not sell or otherwise dispose of the New Shares. The call option, the put option and the voting agreement described above apply only to the New Shares then owned by Stratford and RRGC.

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

TLLP’s management has communicated to the Company that additional sales of its holdings of the Company’s common stock are likely to fund the ongoing operating expenses of TLLP and that it will actively be seeking financing to exercise some or all of its call option during the call option period. There can be no assurance that TLLP will be successful in its efforts to secure the financing necessary to purchase the Exchanged Shares and regain voting control at the Company nor can there be any assurance that Stratford and RRGC will not transfer some or all of the shares following the initial 7 month transfer restriction period (approximately March 17, 2012) which in turn would reduce or negate TLLP’s call option.

As of the date of this Report, TLLP has not exercised any of its call options to purchase back shares of Teletouch’s common stock from the Transferees. Also, as of the date of this Report, the Transferees have not sold or transferred any of the shares of Teletouch’s common stock acquired from TLLP in the Exchange based on the fact that no information has been filed publicly by the Transferees reporting any such transactions.

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

Other Regulatory and Contractual Consents Required: Since the Company holds certain licenses for radio frequencies from the Federal Communications Commission (“FCC”), it is required to seek approval in advance for any changes in ownership that result in a change in control or be subject to fines and other penalties assessed by the FCC. Because of the circumstances of the Exchange, the FCC granted a waiver of its advance approval requirements and categorized this transaction as an “involuntary” change of control under its rules. Because the transaction has been deemed involuntary by the FCC, the Company had 30 days to submit the forms reporting the change in control, including information on the new owners. On December 28, 2011 the FCC approved the change in control report submitted by the Company.

It is common for certain contracts and agreements to contain provisions providing for notification and approval of a change in control. Following the August 2011 change of control, the Company completed a review of its material contracts and none of these contracts or agreements were interrupted because of the change in control.

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

As of February 29, 2012, approximately 1,998 Non-Qualified Options are outstanding under the 1994 Plan, and approximately 706,998 Non-Qualified Options and 5,692,657 Incentive Options are outstanding under the 2002 Plan.

A summary of option activity for the nine months ended February 29, 2012 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at June 1, 2011	5,655,817	$0.26	6.88	$921,826
Granted	783,167	0.49	-	-
Exercised	(3,333)	0.24	-	-
Forfeited	(33,998)	0.24	-	-
Outstanding at February 29, 2012	6,401,653	0.29	6.55	$1,800,294

Options exercisable at February 29, 2012	6,234,986	$0.29	6.51	$1,759,628

The following table summarizes the status of the Company’s non-vested stock options since June 1, 2011:

	Non-vested Options
		Weighted-
	Number of	Average Fair
	Shares	Value
Non-vested at June 1, 2011	1,004,385	$0.21
Granted	783,167	0.31
Vested	(1,620,885)	0.25
Forfeited	-	-
Non-vested at February 29, 2012	166,667	$0.30

The Company recorded approximately $6,000 and $40,000 in stock based compensation expense in the consolidated financial statements for the three months ended February 29, 2012 and February 28, 2011, respectively. The Company recorded approximately $296,000 and $345,000 in stock based compensation expense in the consolidated financial statements for the nine months ended February 29, 2012 and February 28, 2011, respectively.

In November 2011, Clifford E. McFarland, a member of the Company’s Board of Directors, exercised 3,333 non-qualified stock options under the 1994 Plan at $0.24 per share. The total purchase price of the stock bought by Mr. McFarland was approximately $800.

NOTE 16 – RELATED PARTY TRANSACTIONS

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

Rainbow Resources, Inc.(“RRI”) – RRI is an oil and gas exploration and development company that owns 1,200,000 shares of Teletouch common stock. Robert McMurrey, Chairman and Chief Executive Officer of Teletouch, has voting and dispositive power over all Teletouch securities owned by RRI. The Company pays certain health insurance expenses on behalf of RRI which resulted in a receivable due from RRI of approximately $3,000 as of May 31, 2011. The receivable was subsequently paid by RRI in June 2011. As of February 29, 2012, no balance was due from RRI related to these expenses.

TLL Partners, LLC, a Delaware LLC (“TLLP”) – TLLP has no operations and is a holding company formed in 2001 to acquire certain outstanding Series A Preferred stock and subordinated debt obligations of Teletouch. The purchased subordinated debt obligations were forgiven, and in November 2002, all of the outstanding Series A Preferred stock was redeemed by Teletouch by the issuance of 1,000,000 shares of Teletouch’s convertible Series C Preferred stock. In November 2005, TLLP converted all of its shares of Series C Preferred stock into 44,000,000 shares of Teletouch’s common stock gaining a majority ownership of Teletouch’s outstanding common stock. As of May 31, 2011, TLLP owned 30,900,999 shares of Teletouch common stock, representing approximately 63% of Teletouch’s outstanding common stock. During our 3rd quarter of fiscal 2011, TLLP informed the Company of its intent to sell some of its holdings of Teletouch common stock in order to raise funds to settle certain debt obligations at TLLP. During the quarter ended May 31, 2011 and February 28, 2011, TLLP sold 7,082,234 and 1,166,667 shares, respectively of Teletouch stock to certain non-affiliated parties. In June 2011, TLLP sold an additional 250,000 shares of Teletouch’s common stock leaving its holdings at 30,650,999 shares of common stock. The Company has entered into various Registration Rights Agreements with the purchasers of its common stock from TLLP and filed a registration statement on Form S-1 with the SEC on June 17, 2011 to register all of the shares sold plus 12,000,000 shares of Teletouch’s common stock then held by TLLP. The registration statement was declared effective by the SEC on July 11, 2011 and remains current as of the date of this Report.

On August 17, 2011, TLLP closed on a transaction to settle certain of its debt obligations and retire its outstanding redeemable Series A Preferred Units. The result of this transaction was that TLLP transferred a total of 27,000,000 shares of Teletouch’s common stock to settle these obligations leaving it with 3,650,999 shares of Teletouch’s common stock or approximately 7.5% ownership of Teletouch (see “Change of Ownership and Voting Control of Teletouch” in Note 14 – “Shareholders’ Equity” for further discussion on this transaction).

The Company received certain dividend payments from investments belonging to TLLP and paid certain consulting and legal fees on behalf of TLLP in fiscal year 2011. These transactions resulted in a receivable due from TLLP of approximately $9,000 as of May 31, 2011. This receivable was subsequently paid by TLLP in June 2011. As of February 29, 2012, no balance was due to or from TLLP.

NVRDUL, LLC (“NVRDUL”) – NVRDUL is an entity controlled by Carri P. Hyde, spouse of Thomas A. Hyde, Jr., Director, President and Chief Operating Officer of the Company. Mr. Hyde has no direct involvement with the operations of NVRDUL, but is related only through marriage. The Company provides certain available office space to NVRDUL in exchange for certain public relations services. During the 4th quarter of fiscal year 2011, the Company agreed to sub-lease certain billboards to NVRDUL at the same rate that the Company is contractually obligated to pay for these billboards. NVRDUL was billed for this billboard space for the 4th quarter of fiscal year 2011 and resulted in a receivable due from NVRDUL of approximately $40,000 as of May 31, 2011, which was subsequently paid prior to August 31, 2011. During the quarter ended February 29, 2012, no similar transactions were entered into with NVRDUL and therefore, no balance was due from NVRDL as of the end of the quarter or through the date of this Report.

NOTE 17 – SEGMENT INFORMATION

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

The Company’s cellular business segment represents its core business, which has been acquiring, billing, and supporting cellular subscribers under a revenue sharing relationship with AT&T and its predecessor companies for over 28 years. The consumer services and retail business within the cellular segment is operated primarily under the Hawk Electronics brand name, with additional business and government sales provided by a direct sales group operating throughout all of the Company’s markets. As an Authorized Service Provider and billing agent, the Company controls the entire customer experience, including initiating and maintaining the cellular service agreements, rating the cellular plans, providing complete customer care, underwriting new account acquisitions and providing multi-service billing, collections, and account maintenance.

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

Corporate overhead is reported separate from the Company’s identified segments. The Corporate overhead costs include expenses for the Company’s accounting, information technology, human resources, marketing and executive management functions, as well as all direct costs associated with public company compliance matters including legal, audit and other professional services costs.

Beginning in the quarter ended November 30, 2011, the Company began combining the insignificant amounts previously reported as corporate product sales, with the product sales reported for its cellular segment. These product sales previously reported as corporate sales related to an insignificant amount of product sales that were generated through various corporate departments, primarily related to cellular products. The segment information for the three and nine months ended February 28, 2011 in this Report has been conformed to be comparable to the current year’s segment presentation.

The following tables summarize the Company’s operating financial information by each segment for the three and nine months ended February 29, 2012 and February 28, 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011
Operating revenue:
Service and installation revenue
Cellular	$3,620	$4,595	$11,594	$14,614
Wholesale	-	16	4	62
Two-way	309	339	1,110	1,138
Total	3,929	4,950	12,708	15,814

Product sales revenue
Cellular	589	678	1,532	2,397
Wholesale	1,057	3,089	5,896	6,942
Two-way	2,145	640	5,983	2,126
Total	3,791	4,407	13,411	11,465

Total operating revenues
Cellular	4,209	5,273	13,126	17,011
Wholesale	1,057	3,105	5,900	7,004
Two-way	2,454	979	7,093	3,264
Total	7,720	9,357	26,119	27,279

Operating expenses:
Cost of service and installation (exclusive of depreciation and amortization included below)
Cellular	943	1,090	2,862	3,311
Wholesale	-	45	26	75
Two-way	451	393	1,383	1,189
Total	1,394	1,528	4,271	4,575

Cost of products sold
Cellular	948	1,044	2,426	3,178
Wholesale	900	2,644	5,189	5,787
Two-way	1,905	437	5,270	1,515
Total	3,753	4,125	12,885	10,480

Selling and general and administrative
Cellular	615	696	1,695	2,484
Wholesale	290	382	862	1,178
Two-way	188	188	554	535
Corporate	2,135	2,501	7,633	7,232
Total	3,228	3,767	10,744	11,429

Depreciation and amortization
Two-way	25	23	74	68
Corporate	213	258	825	776
Total	238	281	899	844

Texas sales and use tax audit assessment
Corporate	1,850	-	1,850	-

Gain on settlement with AT&T
Corporate	(168)	-	(10,168)	-

Gain on disposal of assets
Corporate	(34)	-	(34)	(1)
Total operating expenses	10,261	9,701	20,447	27,327

Income (loss) from operations
Cellular	1,703	2,443	6,143	8,038
Wholesale	(133)	34	(177)	(36)
Two-way	(115)	(62)	(188)	(43)
Corporate	(3,996)	(2,759)	(106)	(8,007)
Total	(2,541)	(344)	5,672	(48)

Interest expense, net
Corporate	(417)	(553)	(1,467)	(1,672)
Income (loss) before income tax expense	(2,958)	(897)	4,205	(1,720)

Income tax expense
Corporate	49	45	196	157

Net income (loss)
Cellular	1,703	2,443	6,143	8,038
Wholesale	(133)	34	(177)	(36)
Two-way	(115)	(62)	(188)	(43)
Corporate	(4,462)	(3,357)	(1,769)	(9,836)
Total	$(3,007)	$(942)	$4,009	$(1,877)

The Company identifies its assets by segment. Significant assets of the Company’s corporate offices include all of the Company’s cash, property and equipment, loan origination costs and the patent held for sale. The Company’s assets by segment as of February 29, 2012 and May 31, 2011 are as follows:

	February 29, 2012			May 31, 2011
	Total Assets	Property and Equipment, net	Goodwill and Intangible Assets, net	Total Assets	Property and Equipment, net	Goodwill and Intangible Assets, net

Segment
Cellular	$7,323	$70	$2,770	$8,284	$62	$3,325
Wholesale	532	21	-	1,121	8
Two-way	3,070	385	367	2,031	394	374
Corporate	7,429	2,067	10	4,975	2,155	206

Totals	$18,354	$2,543	$3,147	$16,411	$2,619	$3,905

During the nine months ended February 29, 2012 and February 28, 2011, the Company did not have a single customer that represented more than 10% of total segment revenues.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of results of operations and financial condition is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company. This discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes and the discussions under “Critical Accounting Estimates,” which describes key estimates and assumptions we make in the preparation of our financial statements. The Company’s 3rd fiscal quarter begins on December 1st and ends on February 28th or 29th.

Executive Summary

For the quarter ended February 29, 2012, through the date of this Report, the Company has experienced significant liquidity and going concern issues, primarily as a result of the acceleration of its debt obligations by its senior lender, Thermo Credit, LLC (“Thermo”). With the 3rd quarter being the first full operating quarter following the successful settlement of the Company’s litigation against AT&T in late November, the Company intended to begin re-building the Company by leveraging its renewed and extended distribution agreement with AT&T and the additional working capital received as part of the settlement from AT&T. However, beginning in late December 2011, the Company became aware of issues between Thermo and its lender and related defaults, and immediately began working to help Thermo locate a participant in the Company’s loan facility, which would help Thermo alleviate those issues with its own lenders. By mid- to late January 2012, it became apparent to the Company that Thermo had not disclosed the depths of its issues with its own lender and that there was now a much more urgent need for Thermo to reduce the balance of the outstanding loan amounts that it had advanced to the Company. These discussions were followed by various notices to the Company and Thermo’s attempted modifications to the loan, designed to significantly change the assets included in the calculations for the original borrowing base that the Company had operated under for many years, and accelerate the maturity of the loan from the January 31, 2013 contractual maturity date. That is, the Company was noticed of Thermo’s intent to exclude certain long-standing collateral securing the loan which was to have the effect of causing the majority of the outstanding loan to become due well in advance of the 2013 maturity date. After much negotiation, the Company reached an agreement with Thermo to pay down the loan by $2,000,000 in early March 2012 in return for certain temporary relief under the loan agreement, including a waiver of certain financial covenants, an agreement by Thermo not to accelerate collection on the loan prior to May 31, 2012, and another extension on the maturity of the loan through August 31, 2012, conditioned on the Company meeting certain financial targets during its 4th fiscal quarter of 2012 and the Company getting a commitment to re-finance its real estate loans by May 31, 2012, which would allow the Company to make an additional $1,400,000 principal payment on or before June 15, 2012.

As a result of these unexpected actions taken by Thermo during and following the 3rd fiscal quarter, much of the Company’s resources have been committed to locating new lenders to re-finance this debt instead of focusing on business development. In addition, the acceleration of the debt by Thermo and the forced early repayment of $2,000,000 against the loan facility, combined with no relief on interest payments, rates or other accommodations have caused delays in the Company’s ability to get certain planned distribution agreements and other business partnerships negotiated due to concerns by those other parties about the Company’s current financial condition. Further, this unexpected acceleration by Thermo has limited the Company’s ability to attract new lenders, as there has been an insufficient amount of time for the Company to begin to improve its earnings by growing the Company again after concluding over two years of litigation with AT&T, during which time the Company suffered significant erosion in its revenues and profits after losing a large portion of its cellular subscriber base.

Additionally, shortly following the 3rd fiscal quarter, the Company received a preliminary assessment from the State of Texas (the “State”) as a result of a sales and use tax audit of the Company’s subsidiary, PCI, that had been ongoing since October 2010. The Company had previously estimated a range of potential loss with the high end of the range representing an unexpected but possible outcome. The preliminary assessment was closer to the high end of the range previously estimated and the Company recorded a charge of approximately $2,147,000 as of February 20, 2012 as a result of the now probable estimated losses related to the identified sales and used tax issues. Of this amount, approximately $1,850,000, including $443,000 of estimated penalties and interest, relates to amounts that have preliminarily been assessed by the State of Texas related to the tax audit of PCI covering January 2006 through October 2009. The additional $297,000 of this charge was related to an accrual recorded by the Company related to its estimate of additional tax liabilities for periods following the current tax audit period. The Company has already contacted the State to request a waiver of all penalties and interest and has asked for the maximum 5 year period to pay this obligation to the State. The request for this relief is primarily on the basis that the State has audited PCI on several prior occasions since PCI was formed and in none of those prior audits identified these tax issues. Because these issues were not identified by the State in prior audits, there was no indication to Teletouch that such issues might exist upon its acquisition of PCI in August 2006. Therefore, these issues went undetected until such time as Teletouch began preparing for the current tax audit in November 2010, at which point, these matters were promptly and substantially remediated by the Company.

The acceleration of the Company’s debt during the quarter along, with the $2,000,000 cash that was required to be paid to Thermo shortly after the quarter has created liquidity concerns for the Company. The recent sales and use tax assessment has furthered these liquidity issues to the point that the Company is now dependent on receiving relief from the State and further relief from its current lenders to improve its opportunities to re-finance its obligations or re-capitalize the Company. The Company is optimistic that the State will provide some relief, but it cannot estimate the timing of any settlement being reached with the State. As of February 29, 2012, the Company had total current debt obligations of $13,123,000, including $2,732,000 due to its two real estate lenders and $10,391,000 due to Thermo on its revolving credit facility with approximately $4,872,000 cash on hand and no additional sources of borrowing. Following the $2,000,000 payment to Thermo in March 2012, and as of the date of this Report, the balance on the Thermo loan has been reduced to $8,286,000 and the liquidity issues have not improved. With the cash balances remaining at the Company, the Company must re-finance its current debt or raise a sufficient amount of equity capital to settle this debt prior to its lenders taking action against the Company in order to continue operating through fiscal 2013. If the Company is unable to satisfy its debt obligations by their current maturity or it is not successful getting payment relief from the State, at a minimum, on the tax liability, the Company may be forced to seek protection from its creditors.

Absent any near term and material improvement in the Company’s profits and assuming no additional principal payments are required against debt and / or no immediate full payments are required against the tax obligation, the Company estimates that it has sufficient cash to continue operations for approximately 6 months while continuing to service the interest on its existing debt. The Company is optimistic that 6 months is sufficient time to secure the financing it needs to settle its obligations and provide the working capital it needs to continue operating if it is able to negotiate this much time from its lenders and the State.

The Company reported an operating loss during the three months ended February 29, 2012. A significant contributing factor to the operating loss for the three months ended February 29, 2012, was due to the $2,147,000 in charges recorded as a result of the sales and use tax audit of PCI, as discussed above. The Company is continuing to see erosion in earnings in its cellular business due to its inability to add a sufficient number of new cellular subscribers to offset the continued attrition of cellular subscribers following its completion of the litigation with AT&T in November 2011. Under the provisions of this settlement with AT&T, the Company can no longer transfer cellular subscribers from AT&T which has negatively impacted new subscriber additions. The increasing cost of cellular handsets and the related subsidies required to be competitive with AT&T, particularly related to the iPhone, has forced the Company to limit the number of subscriber activations due to the current liquidity challenges at the Company and the immediate impact on earnings caused by this increasing phone subsidy. Although these matters were partially anticipated by the Company when the settlement was reached with AT&T, the Company expected that growth in other business units would cover some or all of this additional investment in its cellular business until such time as the recurring cellular revenues increased to a level to cover the additional monthly cost of adding incremental new subscribers. The Company’s other business units have not grown as expected, in part due to the Company’s focus on the current and unexpected debt and related liquidity issues.

With the limitations that the Company is currently facing to grow its cellular business, the Company has decided to focus its efforts on growing its wholesale distribution business in an attempt to improve profitability over the next two quarters. The immediate earnings potential of the distribution business along with the growth potential appears to be the more appropriate direction for the Company, given the need to refinance the Company by the end of the fiscal year due to pressures from its current lenders and to be able to maintain sufficient cash to operate the Company through fiscal 2013. Long term growth prospects from the distribution business are encouraging based on successes the Company has had in the past, as recent as the results in fiscal year 2010, and the sheer number of businesses, including indirect agents and dealers of the major cellular carriers and rural cellular carriers that purchase handsets and accessories through secondary distribution channels. The Company is concentrating on negotiating a variety of wholesale distribution agreements primarily with certain cellular handset and accessory manufacturers and secondarily on distribution agreements to support its legacy 12-volt electronics and car audio equipment wholesale distribution business. The Company is focusing on selective distribution agreements that provide for geographic and / or distribution channel exclusivity for the various products in to help improve margins and volume more rapidly in its wholesale business. Based on the success the Company experienced in 2010 brokering cellular handsets through its wholesale business unit, it is confident in its ability to handle the additional volume it is targeting to achieve with the appropriate product lines and manufacturer relationships. Over the past few weeks, the Company has entered into key distribution agreements with Monster Digital® for SD and MicroSD memory cards, Cerwin Vega® for car audio equipment and Cadence Audio® for car audio equipment. In addition, based on the status of the current contract negotiations, the Company believes it is potentially near completion of its first cellular handset distribution agreement with a major international manufacturer, and is starting the negotiation process with another major handset manufacturer.

The discussions with many of these manufacturers have been ongoing for many months and agreements are just now being finalized giving the Company the ability to begin selling these products. Until the AT&T litigation was settled, many of these discussions had been on hold. There are a number of manufacturers covering a variety of products lines in the cellular and car audio equipment space that the Company believes can now be finalized if there is a quick and successful resolution to the current debt issues. A couple of the already completed agreements have the potential to begin positively impacting earnings by late 4th quarter fiscal 2012 or early 1st quarter fiscal 2013. The cellular handset distribution agreements are expected to have the greatest impact on sales and earnings, but to date, these agreements have not been executed, so it is uncertain if they will have an impact on the 4th quarter. However, the impending maturity of the Company’s debt obligations is the most pressing matter facing the Company and the success of these new business initiatives is ultimately dependent on the Company’s lenders providing additional time for the Company to improve its operating results to a level that is more attractive to new lenders, or alternatively, if the Company can locate some non-traditional debt financing or equity financing in time to avoid more aggressive action by its current lenders.

Over the past year, the Company had identified a number of potential acquisition targets, but with the Company’s current operating performance and current debt obligations, the Company has been unable to attract the necessary financing to complete an acquisition and does not believe it will be able to do so until its current debt obligations are either re-financed or settled. With the AT&T distribution agreements expiring in November 2014 and the subscriber base transferring to AT&T along with the related recurring revenues, the Company had anticipated acquiring one or more complementary, recurring revenue businesses to replace the revenues and profits that will be lost from its current core and most profitable cellular business unit. There is no expectation that the profitability from the Exclusive Dealer agreement with AT&T that will remain in place after the Distribution Agreement expires will be sufficient to sustain the operations of the Company, as currently constituted. Therefore, as discussed above, pending resolution to the debt and liquidity issues, the Company will be focused through the remainder of the 4th fiscal quarter and into fiscal 2013 on developing its wholesale distribution business to levels that PCI has previously operated through successful partnerships with select manufacturers and other suppliers. As this business achieves a sufficient level of profitability, the Company may again begin to pursue the acquisition of one or more complementary businesses.

Discussion of Business Strategy by Operating Segment

Cellular Operations

Since the expiration of the Company’s largest distribution agreement with AT&T which included the Dallas / Fort Worth, Texas MSA in August 2009 and the subsequent arbitration proceeding against AT&T, the Company concentrated on servicing its existing subscriber base and focused on minimizing the subscriber attrition rate as much as possible. In addition, the Company launched new cellular services and products with other national cellular carriers to help offset the loss of revenues from its declining AT&T subscriber base. The Company did not have the success it anticipated from these new carrier services and product lines and subsequently terminated the agreements with each of the respective carriers.

Following the execution of the settlement and release agreement with AT&T (the “Agreement”) on November 23, 2011, the Company planned to expand its business with AT&T as an Authorized Service Provider and Exclusive Dealer. Under the Agreement, AT&T amended and renewed a 3 year distribution agreement for the Company’s current and prior market areas, executed a new 6 year Exclusive Dealer agreement which runs coterminously with the distribution agreement for the first 3 years and gave PCI the right and authorization to sell, activate and provide services to Apple iPhone and iPad models, both as an exclusive AT&T Distributor and Dealer. As a result of the Agreement, the Company began to focus its efforts on increasing its cellular subscriber base, in order to generate greater profits from its recurring revenue cellular billings. As a component of these efforts, the Company had planned to open new retail-styled service outlets in Austin and Houston, Texas, as well as augment its current store base in San Antonio and Tyler, Texas. To date, the Company’s efforts have not been successful, primarily due to the limited resources that are now available to market its products and services in this fashion. In addition, many of the planned marketing efforts, including advertising in regional newspapers, radio, cable and on the internet have been put on hold. Given the increasing cost of cellular handsets, particularly the iPhone, the Company, has further limited or “throttled” the total number of upgrades and new activations since the Company subsidizes the majority of the customer’s cost of the phone. Additionally, subscriber attrition has remained at a higher level than forecast as subscribers continue to transfer service to AT&T for various reasons, including more access to AT&T-owned and agent locations in the markets where we operate today, and the greater product selection such outlets provide. For example, the Company continued to lose subscribers in the 3rd fiscal quarter due to shipment shortages of the iPhone from AT&T through the end of February, and the resulting delayed ability to sell the iPhone, increased normal subscriber attrition. Ultimately, without the ability to advertise the Company’s brand message adequately, many customers and prospective customers remain unaware of the products we do have, the services we provide, or the relatively limited number of destination outlets in our markets. The combination of lower than expected activations and higher than expected customer attrition has caused the Company’s cellular subscriber base and related revenues to continue to decline. The Company will closely monitor the number of subscribers remaining in its cellular subscriber base and will continue to focus on increasing the number of subscribers to maximize the transfer fees negotiated as part of the settlement with AT&T that will be paid to the Company through the expiration of distribution agreement in November 2014. During the 3rd fiscal quarter and through the date of this Report, the Company accrued for and has received approximately $170,000 in transfer fees from AT&T related to approximately 1,130 subscribers that transferred their service from PCI to AT&T during the 3rd fiscal quarter.

Wholesale Business

Beginning in fiscal 2010 and continuing into fiscal 2011, the Company increased its cellular handset brokerage business by selling to volume buyers both domestically and internationally. Initially the Company primarily brokered phones manufactured by Research In Motion, better known as the manufacturer of Blackberry® cellular handsets. This brokerage business significantly contributed to the product sales for the Company’s wholesale business for the previous two fiscal years and through November 30, 2011. After the Company entered into the settlement agreement with AT&T in November 2011, the Company is no longer allowed to sell AT&T-branded cellular phones to customers that are not subscribers of AT&T cellular services, with the exception that the Company is allowed to sell a relatively small amount of overstocked or obsolete handsets to other customers. The Company is near completion of a distribution agreement with a major international handset manufacturer and will continue to focus on negotiating similar agreements with other manufacturers to support the wholesale business. Although, the Company anticipates the majority of the planned growth in its wholesale business to be driven by sales of cellular handsets, it will also continue to offer a variety of cellular accessories and 12 volt automotive electronics, namely car audio equipment. Effective March 23, 2011, the Company obtained a Master Distributor Agreement with AFC Trident, Inc. (“Trident”), which allows the Company to sell high quality cellular phone accessories exclusively in certain states. In January 2012, the Company expanded its relationship with Trident and extended the term of the Master Distributor Agreement through May 31, 2016. To date, the Trident product line continues to increase in popularity each month and the Company has had success in developing a network of dealers that are purchasing these products throughout its assigned territory. In April 2012, the Company finalized a comprehensive distribution agreement with Monster Digital, an innovator and developer of advanced memory storage solutions under which Teletouch has become the exclusive U.S. Authorized Distributor of its full line of SD and MicroSD cards in the Tier 1 and Tier 2 wireless carrier indirect distribution channels, all Tier 4 and Tier 4 rural carrier, company owned and indirect retail distribution channels, as well as for certain exclusive accounts. The Company is optimistic that it will begin to realize sales of the Monster Digital product line before the end of fiscal year 2012, but is working on market rollout strategies to be implemented fully by the first quarter of fiscal 2013. Additionally, the Company has recently entered into distribution agreements with Cerwin Vega and Cadence, both higher end car audio equipment manufacturers to complement its existing 12 volt electronics product lines.

Negotiations of these types of agreements have been ongoing for many months, but following the successful settlement of the AT&T litigation, many of these agreements have moved much closer to being finalized. The Company’s focus is on locating manufacturer partners that it can negotiate distribution agreements with that provide the Company with exclusive geographic distribution areas, customers and / or distribution channels. These types of agreements provide differentiation of the product lines offered by the Company in a highly competitive cellular and 12 volt marketplace and are expected to allow the Company to achieve higher sales and margins as these product lines are integrated into the business.

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

In addition, during fiscal year 2011, the Company pursued contracts with other agencies in an effort to sell its public safety product line with city, county and state government agencies which do not procure their products through the GSA system. In March 2011, the Company was approved to have its two-way radio and emergency vehicle products listed on BuyBoard®, a website operated by the Local Government Purchasing Cooperative, an administrative agency in the State of Texas tasked with identifying and approving qualified vendors, products and services for purchase by all cities, counties and schools in the State. In late fiscal year 2011, the Company was notified of being awarded a Texas Multiple Award Schedule (“TXMAS”) contract by the State of Texas which allows the Company to sell its products to all State agencies and authorized local public entities. The TXMAS contract number is 11-84060. Both BuyBoard® and TXMAS provide additional means for the Company’s products to be purchased by public entities in the State of Texas without being subjected to the lengthy bidding process required to purchase these products from other non-approved companies in the State. These alternative sales outlets allow government agencies to purchase products in the same cost effective manner as if they were utilizing the GSA system. Sales under these contracts during fiscal year 2011 were not material to the two-way business unit but the Company saw an improvement of in sales under these contracts in the nine months ended February 29, 2012 primarily from sales to the Texas Department of Transportation and City of Fort Worth.

During the remainder of fiscal year 2012, the Company will continue to focus its efforts on expanding its public safety equipment product lines using the GSA, TXMAS and BuyBoard® contracts as well as pursue similar contracts in other states to increase its sales to federal, state and local government agencies. Currently, the Company’s public safety equipment product line is anchored by lighting and siren equipment manufactured by Whelen Engineering, Inc. This lighting and siren equipment is a premier product, but because of the number of distributors of Whelen products and the highly competitive marketplace, including the distributors that sell these products over the internet, product margins have been lower than expected on these sales. The Company is pursuing other products that can be distributed by the Company on an exclusive basis into particular markets or channels at sufficient margins to improve profitability of this business in 2013. To date, the public safety product lines have been profitable but at margins lower than generally targeted by the Company.

Results of Operations for the three and nine months ended February 29, 2012 and February 28, 2011

Overview of Operating Results for Three and Nine Months ended February 29, 2012 and February 28, 2011

The consolidated operating results for the three and nine months ended February 29, 2012, and February 28, 2011, are as follows:

(dollars in thousands)
	February 29,	February 28,	2012 vs 2011
	2012	2011	$ Change	% Change

Three Months Ended
Operating results
Service and installation revenue	$3,929	$4,950	$(1,021)	-21%
Product sales revenue	3,791	4,407	(616)	-14%
Total operating revenues	7,720	9,357	(1,637)	-17%
Cost of service and instalation (exclusive of depreciation and amortization)	1,394	1,528	(134)	-9%

Cost of products sold	3,753	4,125	(372)	-9%

Other operating expenses	3,432	4,048	(616)	-15%

Texas sales and use tax audit assessment	1,850	-	1,850	100%

Gain on settlement with AT&T	(168)	-	(168)	100%

Operating loss	$(2,541)	$(344)	$(2,197)	639%

Net loss	$(3,007)	$(942)	$(2,065)	219%

Nine Months Ended
Operating results
Service and installation revenue	$12,708	$15,814	$(3,106)	-20%
Product sales revenue	13,411	11,465	1,946	17%
Total operating revenues	26,119	27,279	(1,160)	-4%
Cost of service and instalation (exclusive of depreciation and amortization)	4,271	4,575	(304)	-7%

Cost of products sold	12,885	10,480	2,405	23%

Other operating expenses	11,609	12,272	(663)	-5%
			-
Texas sales and use tax audit assessment	1,850	-	1,850	100%

Gain on settlement with AT&T	(10,168)	-	(10,168)	100%

Operating income (loss)	$5,672	$(48)	$5,720	-11917%

Net income (loss)	$4,009	$(1,877)	$5,886	-314%

The Company recorded an increase in operating losses for the three months ended February 29, 2012, compared to the same period in the prior fiscal year primarily due to accruing Texas sales and use tax audit issues of approximately $2,147,000, a decrease in net income from the Company’s cellular and wholesale businesses and an increase in operating losses from the Company’s two-way business. The cellular operations experienced a decrease in net income of approximately $723,000 for the three months ended February 29, 2012, compared to the same period in the prior fiscal year. Although the Company was successful in its litigation with AT&T in November 2011, the cellular operations continued to suffer a decrease in cellular subscribers, which is attributable to the Company’s inability to sell the iPhone until the later part of January 2012 along with normal subscriber attrition and lack of customer demand. The Company’s wholesale business unit experienced a decrease in net income of approximately $167,000 for the three months ended February 29, 2012, compared to the same period in the prior fiscal year. The decrease in net income is directly related to the decrease in sales quarter over quarter, which is primarily attributable to the fact the Company can no longer broker AT&T branded cellular handsets due to the execution of the settlement agreement with AT&T in November 2011. The three months ended February 28, 2011, had approximately $1,700,000 in wholesale brokerage sales with no similar occurring transactions in the three months ended February 29, 2012. The Company’s two-way business had an increase in operating losses of approximately $53,000 for the three months ended February 29, 2012, compared to the same period in the prior fiscal year even though it recorded an increase in revenues of approximately $2,357,000 quarter over quarter. The increase in two-way revenues was attributable to the sale of public safety equipment to government entities. The low margin PSE sales only partially offset the decrease in traditional two-way radio equipment sales and profit margins. In addition, two-way overhead costs remained relatively static quarter over quarter.

The Company recorded an increase in net income for the nine months ended February 29, 2012, compared to the same period in the prior fiscal year primarily due to the execution of the settlement agreement with AT&T in November 2011. The Company recorded a $10,000,000 gain offset by $1,400,000 in accrued bonuses related to the successful settlement of the litigation against AT&T in the second fiscal quarter. Although the Company recorded net income for the nine months ended February 29, 2012, it experienced underlying operating losses of approximately $4,600,000 for the period due to a decrease in net income from its cellular business, an increase in operating losses from its wholesale and two-way businesses and recording Texas sales and use tax audit accruals of approximately $2,147,000. The Company’s cellular operations experienced a decrease in net income of approximately $1,800,000 for the nine months ended February 29, 2012, compared to the same period from the prior fiscal year. This is primarily due to a loss of approximately 11,000 cellular subscribers, or a 22% decrease of its cellular subscriber base since February 28, 2011. Of the approximately 11,000 cellular subscribers lost since February 28, 2011, approximately 5,900 of those subscribers were lost to AT&T and of these, approximately 2,500 subscribers transferred to AT&T to purchase the iPhone. These significant losses of cellular subscribers to AT&T were the basis for our litigation against AT&T. Due to the amended and renewed distribution agreements with AT&T and the authorization to sell, activate and provide services to Apple products as a distributor, the Company is shifting its focus on enhancing its profit margins on its cellular service revenues by increasing its cellular subscriber base in all markets but to date this has not materialized. The Company continued to lose subscribers in the 3rd fiscal quarter due to the delayed ability to sell the iPhone along with normal subscriber attrition and the lack of customer demand. The Company will concentrate on acquiring new customers and retaining existing customers to generate the greatest profits available with minimal costs. The Company’s wholesale business unit experienced an increase in operating losses of approximately $141,000 for the nine months ended February 29, 2012, compared to the same period in the prior fiscal year. The increase in losses is directly related to the decrease in sales related to car audio and car dealer expediter products as well as a decrease in traditional sales of cellular handsets to small to mid-size electronic retailers. The Company’s two-way operations experienced an increase in operating losses for the nine months ended February 29, 2012 compared to the same period in the prior fiscal year even though it recorded an increase in revenues of approximately $3,829,000 fiscal year to date compared to the same period from the prior fiscal year. The increase in two-way revenues was attributable to the sale of public safety equipment to government entities. The low margin PSE sales only partially offset the decrease in traditional two-way radio equipment sales and profit margins.

The Company was able to offset a portion of the overall decrease in profits from its three business segments for the three and nine months ended February 29, 2012, compared to the three and nine months ended February 28, 2011 due to the cost reduction measures it took in fiscal year 2011. The Company restructured its business units to align its costs with the reduction in revenues. During the three and nine months ended February 29, 2012, the Company realized the full benefit of the prior fiscal year reduction in operating expenses of approximately $190,000 per month due to the restructuring efforts.

Significant Components of Operating Revenues and Expenses

Operating revenues are primarily generated from the Company’s cellular, wholesale and two-way radio operations and are comprised of a mix of service, rent and maintenance revenues as well as product revenues. Service, rent and maintenance revenues are generated primarily from the Company’s cellular and two-way radio operations. Within the cellular operations, the primary service revenues are generated by PCI from the sale of recurring cellular subscription services under several distributor agreements with AT&T. Since 1984, the Company’s subsidiary, PCI, has held agreements with AT&T and its predecessor companies, which allowed PCI to offer cellular service and customer service to AT&T customers in exchange for certain compensation and fees. PCI is responsible for the billing and collection of cellular charges from these customers and remits a percentage of the cellular billings generated to AT&T. Within the two-way radio operations, service revenues are generated by the sale of subscription radio services on the Company’s own radio network as well as providing maintenance services on customer owned radio equipment. The Company’s wholesale business generated installation revenues from its car dealer expediter operations prior to the shutdown of those operations in the 4th quarter of fiscal year 2011.

The majority of the Company’s product sales are generated by PCI’s wholesale operations and are comprised of cellular telephones, cellular accessories and 12-volt (automotive) mobile electronics, which are sold to smaller dealers and carriers throughout the United States. In addition, the wholesale business included product sales from its car dealer expeditor operations through the early part of the 4th quarter of fiscal year 2011 when the expeditor operations were shut down due to lack of profitability. Within the cellular operations of the Company, product sales are comprised primarily of cellular telephones and accessories sold through PCI’s retail stores, outside salespeople and agents to generate recurring cellular subscription revenues. The two-way radio operations’ products are comprised of radios and service parts for radio communication systems, vehicle mounted radar and camera systems, emergency vehicle lighting and other related public safety equipment.

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

Service and Installation Revenue for the Three and Nine Months ended February 29, 2012 and February 28, 2011

The service and installation, revenues shown below have been grouped and are discussed by the Company’s reportable operating segments as defined under GAAP.

(dollars in thousands)
	February 29,	February 28,	2012 vs 2011
	2012	2011	$ Change	% Change

Three Months Ended
Service and installation revenue
Cellular operations
Gross cellular subscription billings	$7,645	$9,689	$(2,044)	-21%
Net revenue adjustment (revenue share due AT&T)	(4,025)	(5,094)	1,069	-21%
Cellular operations total service revenues:	3,620	4,595	(975)	-21%

Wholesale operations	-	16	(16)	-100%
Two-way radio operations	309	339	(30)	-9%

Service and installation revenue	$3,929	$4,950	$(1,021)	-21%

Nine Months Ended
Service and installation revenue
Cellular operations
Gross cellular subscription billings	$24,368	$30,720	$(6,352)	-21%
Net revenue adjustment (revenue share due AT&T)	(12,774)	(16,106)	3,332	-21%
Cellular operations total service revenues:	11,594	14,614	(3,020)	-21%

Wholesale operations	4	62	(58)	-94%
Two-way radio operations	1,110	1,138	(28)	-2%

Service and installation revenue	$12,708	$15,814	$(3,106)	-20%

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

The decrease in the gross cellular subscription billings for the three and nine months ended February 29, 2012, compared to the same periods in the prior fiscal year is due to a continued decline in cellular subscribers. The Company had 50,338 subscribers as of February 29, 2011, compared to 39,426 subscribers as of February 29, 2012. Since February 29, 2011, the Company has lost approximately 11,000 cellular subscribers which has resulted in a decrease in gross billings for the three and nine months ended February 29, 2012, as compared to the same periods in the prior fiscal year comprised of decreases in gross monthly access charges billed of approximately $1,017,000 and $3,444,000, a combined decrease in gross AT&T cellular features and PCI custom features billed of approximately $570,000 and $1,407,000 and a decrease in gross data charges of $113,000 and $523,000 , respectively. The continued reduction in the Company’s subscriber base is due in part to the Company’s inability to sell the iPhone until the later part of January 2012, which has resulted in continued subscriber attrition as customers continue leaving PCI and going to competitors for the iPhone. Additionally, the Company has been unable to attract new customers at the level it was hoping for following the settlement with AT&T, in part due to its inability to transfer subscribers from AT&T, which was a condition of the settlement with AT&T and due to a loss of sales personnel following the settlement who have not been replaced as of the date of this Report. Further, the Company has tightened its policies for new or existing customers to receive a subsidized cellular phone from the Company due to the increasing costs of these handsets, particularly the iPhone, which has resulted in a fewer number of customers being approved for these subsidized handsets which has resulted in fewer new customer activations and increases in subscriber attrition due to existing customers that are not approved for a contract renewal with a subsidized handset.

Cost of Service and Installation for the Three and Nine Months ended February 29, 2012 and February 28, 2011

Cost of service and installation expense consists of the following significant expense items:

(dollars in thousands)
	February 29,	February 28,	2012 vs 2011
	2012	2011	$ Change	% Change

Three Months Ended
Cost of service and installation
Cellular operations	$943	$1,090	$(147)	-13%
Wholesale operations	-	45	(45)	-100%
Two-way operations	451	393	58	15%

Total cost of service and installation	$1,394	$1,528	$(134)	-9%

Nine Months Ended
Cost of service and installation
Cellular operations	$2,862	$3,311	$(449)	-14%
Wholesale operations	26	75	(49)	-65%
Two-way operations	1,383	1,189	194	16%

Total cost of service and installation	$4,271	$4,575	$(304)	-7%

The decrease in cost of service and installation related to the Company’s cellular operations for the three and nine months ended February 29, 2012, compared to the same periods in the prior fiscal year is directly related to the decrease in cellular service revenues which is a direct result of the Company’s declining cellular subscriber base. In addition, personnel expenses and costs related to the Company’s extended phone warranty program decreased by approximately $54,000 and $36,000, respectively for the three months ended February 29, 2012. For the nine months ended February 29, 2012, personnel expenses and costs related to the Company’s extended phone warranty program decreased by approximately $90,000 and $253,000, respectively, compared to the same period in the prior fiscal year. Personnel expenses decreased due to a reduction in employee headcount as a result of the Company’s business restructuring plans during fiscal year 2011. The decrease in costs related to the extended phone warranty program is a direct result of the decrease in cellular subscribers.

The increase in cost of service and installation related to the Company’s two-way operations for the three and nine months ended February 29, 2012, compared to the same period in the prior fiscal year is attributable to an increase in personnel, two-way radio repairs and travel costs. For the three and nine months ended February 29, 2012, the two-way operations increased personnel costs by approximately $26,000 and $90,000, respectively compared to the same periods in the prior fiscal year due to the addition of a service manager and two technicians during the first quarter of fiscal year 2012. In addition, the Company realized an increase in two-way radio repairs and travel costs combined of approximately $30,000 and $84,000, respectively for the three and nine months ended February 29, 2012 compared to the same period in the prior fiscal year.

Product Sales and Cost of Products Sold for the Three and Nine Months ended February 29, 2012 and February 28, 2011

Product sales and related cost of products sold shown below have been grouped and are discussed by the Company’s reportable operating segments as defined under GAAP.

(dollars in thousands)
	February 29,	February 28,	2012 vs 2011
	2012	2011	$ Change	% Change

Three Months Ended
Product Sales Revenue
Cellular	$589	$678	$(89)	-13%
Wholesale	1,057	3,089	(2,032)	-66%
Two-Way	2,145	640	1,505	235%
Total product sales revenue	$3,791	$4,407	$(616)	-14%

Cost of products sold
Cellular	948	1,044	(96)	-9%
Wholesale	900	2,644	(1,744)	-66%
Two-Way	1,905	437	1,468	336%
Cost of products sold	$3,753	$4,125	$(372)	-9%

Nine Months Ended
Product Sales Revenue
Cellular	$1,532	$2,397	$(865)	-36%
Wholesale	5,896	6,942	(1,046)	-15%
Two-Way	5,983	2,126	3,857	181%
Total product sales revenue	$13,411	$11,465	$1,946	17%

Cost of products sold
Cellular	$2,426	3,178	(752)	-24%
Wholesale	5,189	5,787	(598)	-10%
Two-Way	5,270	1,515	3,755	248%
Cost of products sold	$12,885	$10,480	$2,405	23%

Product sales revenue: The decrease in product sales from the Company’s cellular business for the three and nine months ended February 29, 2012, compared to the same periods in the prior fiscal year is primarily due to a decrease in new cellular phone activations and existing customer upgrades with service contract renewals. The Company activated 482 cellular phones during the three months ended February 29, 2012, compared to 686 cellular phone activations during the same period in the prior fiscal year. The Company activated 1,767 cellular phones during the nine months ended February 29, 2012, compared to 2,364 cellular phone activations during the same period in the prior fiscal year. In addition, for the three months ended February 29, 2012, the Company upgraded 2,349 cellular phones for its subscribers in connection with service contract renewals compared to 3,389 upgrade transactions during the same period in the prior fiscal year. For the nine months ended February 29, 2012, the Company had 7,683 upgrade transactions compared to 9,688 upgrade transactions during the same period in the prior fiscal year. The reduction in cellular phone activations and upgrades is primarily attributable to the Company’s declining subscriber base as a result of challenges in attracting new customers and retaining existing customers.

The increase in product sales from the Company’s two-way radio operations for the three and nine months ended February 29, 2012, compared to the same periods in the prior fiscal year is primarily related to an increase in public safety equipment sales. PSE sales increased by approximately $1,509,000 and $3,702,000 in the three and nine months ended February 29, 2012, respectively compared to the same period in the prior fiscal year primarily due to the sale of light bars to the City of Fort Worth and the Texas Department of Transportation. The prior fiscal year periods had no similar occurring sales transactions.

The decrease in product sales from the Company’s wholesale operations for the three months ended February 29, 2012, compared to the same period in the prior fiscal year is primarily related to a decrease in cellular handset brokerage sales. The Company recorded approximately $1,700,000 in wholesale brokerage sales for the three months ended February 28, 2011, with no similar occurring transactions in the three months ended February 29, 2012, which is a direct result of the settlement agreement with AT&T. Under the terms of the settlement with AT&T in November 2011, the Company is no longer allowed to broker AT&T branded cellular handsets. The decrease in product sales from the Company’s wholesale operations for the nine months ended February 29, 2012, compared to the same period in the prior fiscal year is attributable to a decrease in the Company’s car audio and car dealer expediter sales. Car audio and car dealer expediter sales decreased by approximately $566,000 and $326,000, respectively year over year due to competition among other car audio wholesalers, the Company’s lack of an exclusive car audio product line and the shutdown of the Company’s car dealer expeditor business in the 4th quarter of fiscal year 2011.

Cost of products sold: The decrease in cost of products sold for the three months ended February 29, 2012, compared to the same period from the prior fiscal year is a direct result of the decrease in brokerage sales from the Company’s wholesale business. These relatively low margin brokerage sales were offset by an increase in PSE sales which also have low profit margins. As a result, the total cost of products sold did not decrease in relation to the total decrease in revenues for the three months ended February 29, 2012, compared to the same period in the prior fiscal year.

The increase in total cost of products sold for the nine months ended February 29, 2012, compared to the same period in the prior fiscal year is primarily attributable to the increase in the low margin PSE sales of light bars to government entities. The decrease in product costs from the Company’s cellular operations for the nine months ended February 29, 2012, compared to the same period from the prior fiscal year is a direct result of fewer cellular product sales due to the Company’s declining cellular subscriber base. Product costs from the cellular operations did not decrease at the same rate as products revenues due to lower selling prices for handsets. The Company matches AT&T’s pricing for cellular handsets and during fiscal year 2012, cellular handset pricing was discounted across most models of phones sold by AT&T so the Company’s pricing followed. The Company is required to subsidize a substantial portion of the cost of cellular handsets sold in conjunction with a new service activation or renewal of a service contract in order to remain competitive with other cellular providers, including AT&T. The Company has been forced to tighten its policies for approving the issuance of a subsidized handset to new and existing customers. The cellular handset subsidy is recorded by the Company as a charge when the phone is activated and sold and because the Company does not keep 100% of the cellular services billings, but rather revenue shares these billings with AT&T, the Company must wait much longer than the carrier to recover this investment and achieve profitability from its subscriber. Because cellular handset costs have continued to increase and the related subsidies offered by the carriers continue to increase, particularly related to the iPhone, in some instances the Company is finding that is cannot recover the handset subsidy over the term of the subscriber’s contract.

Selling and General and Administrative Expenses for the Three and Nine Months ended February 29, 2012 and February 28, 2011

Selling and general and administrative expenses consist of the following significant expense items:

(dollars in thousands)
	February 29,	February 28,	2012 vs 2011
	2012	2011	$ Change	% Change

Three Months Ended
Selling and general and administrative
Salaries and other personnel expense	$1,610	$2,023	$(413)	-20%
Bonus expense	59	(94)	153	163%
Office expense	375	395	(20)	-5%
Advertising expense	121	232	(111)	-48%
Professional fees	407	777	(370)	-48%
Taxes and licenses fees	344	17	327	1,924%
Stock-based compensation expense	6	40	(34)	-85%
Other expenses	306	377	(71)	-19%

Total selling and general and administrative	$3,228	$3,767	$(539)	-14%

Nine Months Ended
Selling and general and administrative
Salaries and other personnel expense	$4,645	$6,389	$(1,744)	-27%
Bonus expense	1,520	23	1,497	6,509%
Office expense	1,152	1,262	(110)	-9%
Advertising expense	293	539	(246)	-46%
Professional fees	1,528	1,629	(101)	-6%
Taxes and licenses fees	430	142	288	203%
Stock-based compensation expense	296	345	(49)	-14%
Other expenses	880	1,100	(220)	-20%

Total selling and general and administrative	$10,744	$11,429	$(685)	-6%

The decrease in salaries and other personnel expenses for the three and nine months ended February 29, 2012, compared to the same periods in the prior fiscal year is due to restructuring of the Company’s business operations in fiscal year 2011. The restructuring resulted in a further decrease of approximately 64 employees and a reduction of salaries and other personnel expenses of approximately $412,000 and $1,743,000 for the three and nine months ended February 29, 2012, respectively compared to the same periods in the prior fiscal year.

The increase in bonus expense for the three months ended February 29, 2012, compared to the same period in the prior fiscal year is attributable to the reinstatement of a management bonus accrual for fiscal year 2012. In addition, for the three months ended February 28, 2011, the management bonus accruals were reversed due to the operating performance of the Company. The increase in bonus expense for the nine months ended February 29, 2012, compared to the same period in the prior fiscal year is due to the Compensation Committee of the Company’s Board of Directors approving bonuses for executives and managers due to the successful settlement of the litigation against AT&T in November 2011. The bonuses totaled approximately $1,400,000, with the majority of these bonuses paid in December 2011.

The decrease in office expense for the three and nine months ended February 29, 2012, compared to the same periods in the prior fiscal year is primarily due to the Company’s business restructuring plans that were executed in fiscal year 2011. Building maintenance expense decreased by approximately $15,000 and $51,000 for the three and nine months ended February 29, 2012, respectively compared to the same periods in the prior fiscal year which is attributable to cancelling maintenance agreements that were not cost effective and from closing four Hawk Electronic locations during the second quarter of fiscal year 2011. Utility expense decreased by approximately $10,000 and $24,000 for the three and nine months ended February 29, 2012, respectively compared to the same period in the prior fiscal year. In addition, the Company incurred fewer expenses related to office supplies of approximately $15,000 for the nine months ended February 29, 2012, compared to the same period in the prior fiscal year as a result of a lower employee headcount and fewer retail stores.

The decrease in advertising expense for the three and nine months ended February 29, 2012, compared to the same periods in the prior fiscal year is primarily related to an intentional reduction in sponsorships and general advertising costs. The Company reduced sponsorship expense by approximately $129,000 and $229,000 for the three months and nine months ended February 29, 2012, respectively compared to the three and nine months ended February 28, 2011.

The decrease in professional fees for the three and nine months ended February 29, 2012, compared to the same periods in the prior fiscal year is primarily attributable to a decrease in legal expenses resulting from the settlement with AT&T in November 2011. Legal expenses related to the AT&T litigation decreased by approximately $443,000 and $448,000 for the three and nine months ended February 29, 2012, respectively compared to the same periods in the prior fiscal year. The decrease in legal costs related to the AT&T litigation were partially offset by an increase in legal expenses related to the change in ownership of Teletouch that occurred in the first quarter of fiscal year 2012 and an increase in consulting fees primarily related to PCI’s Texas sales and use tax audit and financial advisement related to a possible acquisition. In addition, fees for directors increased by approximately $30,000 and $71,000 for the three and nine months ended February 29, 2012, respectively compared to the same periods in the prior fiscal year. The Board of Directors had additional meetings during the first and second quarter of fiscal year 2012 due to the change in ownership of Teletouch and the settlement with AT&T. Furthermore, the Board of Directors was expanded by two board members in the second quarter of fiscal year 2012.

The increase in taxes and license fees for the three and nine months ended February 29, 2012, compared to the same periods in the prior fiscal year is primarily related to the Company recording an approximately $297,000 sales tax accrual, including estimated penalties and interest, in February 2012 related to sales and use tax issues identified for the period November 1, 2009 through February 29, 2012, which is the period subsequent to the current audit period. The sales and use tax issues that were identified during the current audit period (January 2006 through October 2009) were applied to certain retail and cellular subscription billings and certain purchasing processes for the period subsequent to the current audit period to calculate an estimated tax accrual. The three and nine months ended February 28, 2011, had no similar occurring transactions.

The decrease in other expenses for the three months ended February 29, 2012, compared to the same period in the prior fiscal year is primarily related to a decrease in travel and entertainment expenses of approximately $85,000 quarter over quarter. The decrease in other expenses for nine months ended February 29, 2012 compared to the same period in the prior fiscal year is attributable to reductions in travel and entertainment expenses, dues and subscription expenses and bank and credit card fees. For the nine months ended February 29, 2012, these costs decreased by approximately $154,000, $44,000 and $28,000, respectively compared to the same period in the prior fiscal year. The expenses related to travel and entertainment and dues and subscriptions decreased as a result of the Company’s restructuring of the Company’s businesses in fiscal year 2011 which resulted in a decreased employee headcount. Bank and credit card fees decreased as a result of fewer credit card transactions and new federal legislation that went into effect in October 2011 which lowered the credit card interchange fees imposed upon the Company.

Other Operating Expenses for the Three and Nine Months Ended February 29, 2012 and February 28, 2011

(dollars in thousands)
	February 29,	February 28,	2012 vs 2011
	2012	2011	$ Change	% Change

Three Months Ended
Other Operating Expenses
Depreciation and amortization:
Depreciation	$74	$76	$(2)	-3%
Amortization	164	205	(41)	-20%
Total depreciation and amortization	$238	$281	$(43)	-15%

Nine Months Ended
Other Operating Expenses
Depreciation and amortization:
Depreciation	$221	$225	$(4)	-2%
Amortization	678	619	59	10%
Total depreciation and amortization	$899	$844	$55	7%

Texas Sales and Use Tax Audit Assessment for the Three and Nine Months ended February 29, 2012 and February 28, 2011

Since October 2010, the State of Texas (the “State”) has been conducting a sales and use tax audit of the Company’s subsidiary, PCI, covering the period from January 2006 to October 2009. On March 27, 2012, the Company received a summary of the errors identified by the State auditor on selected billing statements and invoices, which further included computations of these errors extrapolated over the respective total billings and purchases for the audit period. Based on this recently provided information from the State, the Company recorded a sales and use tax liability related to this tax audit of approximately $1,850,000 including approximately $443,000 in penalties and interest that are expected to be assessed by the State. The sales and use tax assessed by the State, before penalties and interest, totaled approximately $1,407,000 for the tax audit period, and was comprised of approximately $6,000 of use tax related to fixed asset purchases, $126,000 of use tax due on various services purchased by the Company, $627,000 of under billed sales taxes related to cellular services billings and $648,000 of under billed sales taxes related to other billings. The current tax audit has not been finalized as of the date of this Report, as it must go through a final review process by the State. Although there is general agreement on the tax errors identified between the Company and the State auditor at this point, it is possible that other items may still be identified or challenged by the State during the final review process. The Company cannot anticipate any additional items that might be further challenged during the review process, and is therefore unable to estimate any additional liability that could arise prior to the completion of this audit and receipt by the Company of the State’s final assessment. The Company cautions the final results of the tax audit may differ materially from the calculation it recently received from the State auditor and any estimates made by the Company to date.

Gain on Settlement with AT&T for the Three and Nine Months ended February 29, 2012 and February 28, 2011

Due to the settlement and release agreement with AT&T that was executed on November 23, 2011, the Company recorded the financial results of the settlement as a gain from operations on its consolidated income statements for the nine months ended February 29, 2012. The gain consisted of a cash award of $5,000,000 and a $5,000,000 forgiveness and discharge of the oldest uncollected accounts payable due to AT&T. In addition, for the cellular subscribers that transferred from PCI to AT&T since the agreement was executed in November 2011, the Company recorded the fees it earned for those lost subscribers under the caption “Gain on the settlement with AT&T” for the three and nine months ended February 29, 2012 (see Part II, Item 1. Legal Proceedings – “AT&T Binding Arbitration” for further information on the agreement).

Interest Expense for the Three and Nine Months ended February 29, 2012 and February 28, 2011

Interest expense, net of interest income recorded against each of the Company’s debt obligations is as follows:

(dollars in thousands)
	February 29,	February 28,	2012 vs 2011
	2012	2011	$ Change	% Change
Three Months Ended
Interest Expense
Thermo revolving credit facility	$375	$494	$(119)	-24%
Mortgage debt	37	37	-	0%
Warrant redemption notes payable	4	21	(17)	-81%
Other, net	1	1	-	0%

Total interest expense, net	$417	$553	$(136)	-25%

	February 29,	February 28,	2012 vs 2011
	2012	2011	$ Change	% Change
Nine Months Ended
Interest Expense
Thermo revolving credit facility	$1,321	$1,484	$(163)	-11%
Mortgage debt	111	114	(3)	-3%
Warrant redemption notes payable	32	70	(38)	-54%
Other, net	3	4	(1)	-25%

Total interest expense, net	$1,467	$1,672	$(205)	-12%

The decrease in interest expense for the three and nine months ended February 29, 2012, compared to the same periods in the prior fiscal year is due to the principal payments made on the Company’s long-term debt since February 28, 2011.

Income Tax Provision for the Three and Nine Months ended February 29, 2012 and February 28, 2011

The majority of the income tax expense recorded for the three and nine months ended February 29, 2012, and February 28, 2011, is related to the Texas margin tax which was initially implemented by the State of Texas effective January 1, 2008. In the three months ended February 29, 2012 and February 28, 2011, the Company recorded approximately $41,000 and $45,000 in state tax expenses, respectively. In the nine months ended February 29, 2012, and February 28, 2011, the Company recorded approximately $123,000 and $157,000, respectively in state tax expenses. The margin tax is calculated by using the Company’s gross receipts from business conducted in Texas each fiscal year less a cost of goods sold deduction. The margin tax is due and payable to the State of Texas each year in May. In addition, the Company recorded a federal alternative minimum tax (“AMT”) liability of approximately $8,000 and $65,000 in the three and nine months ended February 29, 2012, respectively due to the income generated from the financial results of the settlement with AT&T. The AMT tax rules do not allow the taxable income to be offset by the full amount of the Company’s net operating losses. Alternative minimum taxes are due and payable to the Internal Revenue Service on a quarterly basis.

Financial Condition as of February 29, 2012

(dollars in thousands)	Nine Months Ended
	February 29,	February 28,	2012 vs 2011
	2012	2011	$ Change	% Change

Cash provided by (used in) operating activities	$4,210	$(1,309)	$5,519	-422%
Cash used in investing activities	(239)	(256)	17	-7%
Cash used in financing activities	(1,338)	(1,308)	(30)	2%
Net increase (decrease) in cash	$2,633	$(2,873)	$5,506	-192%

Liquidity and Capital Resources

As of February 29, 2012, the Company had approximately $4,872,000 cash on hand and working capital deficit of approximately $12,000,000 compared to a working capital deficit of approximately $7,002,000 as of May 31, 2011. Due to the settlement with AT&T in November 2011, the Company received $5,000,000 in cash in December 2011 which helped increase the Company’s cash balance as of February 29, 2012, when compared to the May 31, 2011, cash balance. During the three months ended February 29, 2012, the Company had sufficient funds to pay its trade payable obligations, make the required payments on its debt and continue its investment in inventory to support its business operations. Furthermore, in December 2011 the Company paid out of approximately $1,200,000 in executive and manager bonuses due to the successful outcome of the litigation with AT&T.

During fiscal year 2012, the Company has been in negotiations with its senior lender, Thermo Credit, LLC (“Thermo”) related to the ability to borrow additional funds against the revolving credit facility as well as the re-payment of the outstanding over-advances under the debt facility. On March 14, 2012, effective February 29, 2012, the Company and Thermo entered into Waiver and Amendment No. 5 to the Loan and Security Agreement. Under the agreement, the Company was immediately required to pay Thermo $2,000,000 to be applied against the principal of the loan. The amendment also waived all financial covenant defaults for the 3rd and 4th fiscal quarters ending February 29, 2012, and May 31, 2012, respectively and would not accelerate the collection of the loan through August 31, 2012, provided certain financial performance targets are met during the 4th fiscal quarter ending May 31, 2012. Furthermore, Thermo is no longer obligated to advance any additional funds that may come available under the revolving credit facility (see Note 10 – “Long-Term Debt” for more information on the Waiver and Amendment No. 5 to the Loan and Security Agreement). In addition, the Company’s current debt obligations related to the building mortgage are due and payable prior to the end of fiscal year 2012, and the Company anticipates having a final assessment from the State of Texas related to PCI’s sales and use tax audit in May 2012. Due to all of these events, the Company is diligently working to secure new debt or equity financing to continue to support the Company’s businesses and meet all of its financial obligations. The Company recognizes that its cellular operations continue to support the operations of the entire Company but does not foresee materially increasing its income from cellular operations in the near future, due to the lack of customer demand and the increased costs to acquire new customers and keep existing subscribers due the Company subsidizing a large portion of the cost of the customer’s phone. The Company is optimistic its wholesale business will be successful in significantly increasing its revenues and profits once a distributor agreement is executed with a cellular handset manufacturer. In the meantime, the Company is aggressively looking to reduce costs in all of its business units, as well as eliminating certain corporate overhead expenses to maximize income. The Company cannot provide assurance it will be successful in obtaining new financing through a new lender or investor or that the wholesale business will be successful in increasing revenues and profit margins sufficient enough to overcome the Company’s current overhead. If the Company is unsuccessful in its efforts to secure new debt or equity financing and the Company’s current debt obligations are accelerated, the Company would likely be unable to meet its obligations and might be forced to seek protection from its creditors.

Operating Activities

The increase in cash provided by the operating activities for the nine months ended February 29, 2012, compared to the nine months ended February 28, 2011, is primarily due to the $5,000,000 cash payment the Company received on December 1, 2011 as a result of the settlement agreement with AT&T. In addition, the increase in cash is attributable to the extension of credit terms and deferral of payment on certain accounts payable at February 29, 2012.

Investing Activities

The slight decrease in cash used in the investing activities for the nine months ended February 29, 2012, compared to the nine months ended February 28, 2011, is primarily due to the decrease in capital expenditures.

Financing Activities

The slight increase in cash used in financing activities for the nine months ended February 29, 2012, compared to the nine months ended February 28, 2011, is due to an increase in payments made against the Company’s long-term debt.

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

Accounts receivable are presented net of an allowance for doubtful accounts of $223,000 and $272,000 at February 29, 2012, and May 31, 2011, respectively. Based on the information available, management believes the allowance for doubtful accounts as of those periods are adequate; however, actual write-offs may exceed the recorded allowance.

Reserve for Inventory Obsolescence: Inventories are stated at the lower of cost (on a moving average basis, which approximates actual cost determined on a first-in, first-out (“FIFO”) basis), or fair market value and are comprised of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors including recent sales trends, industry market conditions and economic conditions. In assessing the reserve, management also considers price protection amounts it expects to recover from certain vendors when the vendor reduces cost on certain items shortly after they are purchased by the Company. Additionally, management records specific valuation allowances for discontinued inventory based on its prior experience liquidating this type of inventory. Through the Company’s wholesale and internet distribution channels, it has been successful liquidating the majority of any inventory that becomes obsolete at or near its cost basis if marketed soon after such obsolescence is determined. The Company has many different cellular handset, radio and other electronics suppliers, all of which provide reasonable notification of model changes, which allows the Company to minimize its level of discontinued or obsolete inventory. Inventories are presented net of a reserve for obsolescence of $381,000 and $286,000 at February 29, 2012, and May 31, 2011, respectively. Actual results could differ from those estimates.

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

The Company’s review of the carrying value of its tangible long-lived assets at May 31, 2011, indicated the carrying value of these assets were recoverable through estimated future cash flows. Because of the sustained losses the Company has incurred during the past several years, the Company also reviewed the market values of these assets. The review indicated the market value exceeded the carrying value at May 31, 2011. However, if the cash flow estimates or the significant operating assumptions upon which they are based change in the future, Teletouch may be required to record impairment charges related to its long-lived assets.

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

Goodwill: Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized but instead are tested for impairment at least annually in accordance with the provisions of ASC 350, Intangibles-Goodwill and Other, (“ASC 350”). Teletouch’s goodwill was recorded in January 2004 as part of the purchase of the two-way radio assets of Delta Communications, Inc. The Company decided to test this goodwill annually on March 1st, the first day of its 4th fiscal quarter, of each year unless an event occurs that would cause the Company to believe the value is impaired at an interim date.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We did not have any foreign currency hedges or other derivative financial instruments as of February 29, 2012. We did not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted in the United States and any sales to overseas clients are denominated in US dollars (“USD”); therefore, the Company is not subject to material foreign currency exchange rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, the Company conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer (the “Certifying Officers”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Certifying Officers concluded that, as of February 29, 2012, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of interim or annual financial statements will not be prevented or detected on a timely basis by the company’s internal controls. Management concluded the following control deficiency constituted a material weakness as of November 30, 2010. Subsequent to that date, the Company was able to remediate certain control deficiencies, but determined this identified area is still considered a material weakness as of February 29, 2012, due to certain control deficiencies that have not been alleviated, as of the date of this Report.

Controls over Sales and Use Taxes: Initially, during the quarter ended November 30, 2010, the Certifying Officers determined that control procedures were not effective in providing adequate review and oversight of the calculation of the sales tax payables. The Company’s billing system does not incorporate an automated sales tax rate verification process or external sales tax rate table database, and currently relies on manual entry of sales tax rates when new customer and billing services are setup. In part, due to the manual nature of this process, errors were made in the tax rates rate setup and the computation of sales taxes on certain services that were billed. These errors were not detected in a timely manner due to lack of experience of the personnel assigned to manage the Company’s sales tax processes. The Company also believes there was not sufficient oversight of the changes to the billing system as they pertained to sales tax computations. The control deficiency was discovered during the preparation for a sales and use tax audit by the State of Texas. This control deficiency may result in additional payments to the State of Texas for incorrectly calculated taxes and taxes not collected on services provided.

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

•	The Company’s billing system was modified to default to the maximum sales tax rate allowed by the State of Texas, unless a more correct rate was able to be determined through a specific review of customer information and the products and services being billed.

•	The Company’s billing system was set to default to apply sales tax to all sales transactions and access to make changes to the tax status in the billing system was limited to group of trained and experienced personnel responsible for verification of customer exemption status.

•	Responsibility for sales tax processing was transferred from the Company’s information technology department to the finance department under the direction of personnel with expertise in sales and use tax compliance. In addition, a sales tax consulting firm was engaged to provide support for specific applications of sales and use taxes related to the Company’s sales transactions.

•	Established a monthly process to manually re-compute the taxes on a random sampling of invoices to ensure that the billing system computations are correct.

•

A sales tax consulting firm has been engaged to integrate a sales tax processing system into the Company’s billing system that will maintain current tax rates and automatically determine taxability of products or services when they are invoiced.

At this time, the Company has initially completed all of the remediation steps listed above with the exception of implementing a third party sales tax processing system. The Company is currently in discussions with several tax software companies and in the process of reviewing the different tax software packages to determine which application will work best with the Company’s business transactions, as well as determine which packages are financially feasible for the Company to implement. After further internal testing of the remediation steps completed to date, the Company determined certain steps have not been executed completely and continue to have control deficiencies. Additionally, during the current tax audit of PCI, certain issues were identified in the Company’s ability to compute and remit use taxes related to certain services that it purchases as well as other issues that were identified in the Company’s review and authentication of certain customer exemption forms. The Company is currently working on processes and procedures to fully implement the remediation steps that had been previously identified and will focus on identifying additional remediation steps in an effort to resolve the material weaknesses in internal control over financial reporting as related to sales and use tax compliance matters.

Changes in Internal Controls Over Financial Reporting

Other than the changes noted above related to the Company’s remediation efforts with respect to the material weaknesses it identified in the 3rd quarter of fiscal year 2012, there was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2007, the Company serviced approximately 83,000 cellular subscribers. As of November 30, 2011, more than 30,500 subscribers transferred their accounts to AT&T, with a significant percentage of these solely due to the exclusive availability of the iPhone through AT&T and Apple designated retail outlets only.

Since July 2007, the Company attempted to negotiate with AT&T on multiple occasions for the purpose of obviating the need for legal action. However, such attempts failed. Therefore, on September 30, 2009, the Company, through the legal entity Progressive Concepts, Inc. (“PCI”), commenced an arbitration proceeding against New Cingular Wireless PCS, LLC and AT&T Mobility Texas LLC (collectively, “AT&T”) seeking monetary damages. The binding arbitration commenced to seek relief for damages incurred as AT&T has prevented PCI from selling the popular iPhone and other AT&T exclusive products and services that PCI believed it was contractually entitled to provide to its customers under distribution agreements between PCI and AT&T. The action further asserted that AT&T violated the longstanding non-solicitation provisions of the DFW market distribution agreement by and between the companies by actively inducing customers to leave PCI for AT&T. PCI was represented in the matter by the Company’s legal counsel, Bracewell & Giuliani, LLP.

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

On July 19, 2011, as a result of the settlement discussions taking longer than anticipated and progress that had been made to date, the Company and AT&T mutually agreed to delay the July 22, 2011 arbitration date and continue working toward completing documentation on the terms of the final settlement agreement. The arbitrator in this matter was noticed that the Company would request a specific arbitration hearing date as early as September 2011 if the settlement discussions are unsuccessful or unreasonably delayed by AT&T. While the Company and AT&T made progress on certain terms of the settlement, certain other terms as proposed by AT&T were unacceptable to the Company. As a result, the scope of the settlement discussions was expanded since the initial mediation resulting in certain key new terms being introduced in these negotiations.

On October 3, 2011, the parties voluntarily attended a second mediation session, whereby the Company believes that the majority of the outstanding issues were resolved and a revised settlement framework was agreed to such that the parties further agreed to work towards completing documentation on the final terms and conditions of the settlement agreement in the near future.

On November 23, 2011, PCI and AT&T entered into a settlement and release agreement (the “Agreement”) pursuant to which the parties agreed to settle all of their disputes subject to the foregoing arbitration. In certain recent public filings, the Company disclosed the basic framework of the settlement negotiations, which have been ongoing since May 2011. Throughout these discussions, this framework contemplated certain cash and other consideration for PCI, a minimum 6 year sales and distribution relationship with AT&T, including updated and expanded agreements for all of the current and prior market areas covered under the PCI’s distribution agreements with AT&T, and such would allow PCI to offer an expanded portfolio of AT&T products and services, including sales and support for the iPhone and iPad, manufactured by Apple, Inc. The Agreement, including all ancillary agreements negotiated into the Agreement, provided PCI with consideration as follows: (i) $10 million of initial consideration comprised of $5 million cash payment and $5 million forgiveness of PCI’s oldest unpaid obligations to AT&T related to AT&T’s percentage of PCI’s monthly cellular billings, (ii) up to $8.5 million of additional cash consideration, based on an agreed upon fee to be paid to PCI for each cellular subscriber that transfers from PCI to AT&T during the term of the agreements to purchase wireless services not offered by PCI or at the expiration of the 3 year extended term of the distribution agreement, each in accordance with its terms, (iii) additional consideration based on an agreed upon fee to be paid to PCI for each cellular subscriber that transfers from PCI to AT&T during the term of the agreement for reasons other than to purchase wireless services not offered by PCI, (iv) renewal or extension of all current and prior distribution agreements for three (3) years allowing PCI to again activate new subscribers and provide many of the previously withheld wireless services and products, including the iPhone and (v) a six (6) year dealer / agent agreement with AT&T allowing PCI to provide to its customers all products and services offered by AT&T’s dealers, with compensation paid to PCI for each product or service sold, subject to standard qualification and chargeback provisions.

Specifically, under the terms and provisions of the Agreement, among other things:

(i)	AT&T (a) paid $5 million to PCI no later than seven (7) business days after the execution of the Agreement and (b) forgave and discharged $5 million of the oldest uncollected accounts receivable due from PCI for AT&T percentage of the monthly gross cellular billings, provided however, that any remaining amounts due from PCI that are related to the gross cellular billings and more than 60 days old as of the date of the Agreement will be withheld and offset against the $5 million payment, or paid in full by PCI prior; and

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

Other Matters: On November 3, 2011, a patent infringement action was filed in the U.S. District Court for the Eastern District of Texas, by GeoTag, Inc. v. Eye Care Centers of America, Inc., et al., which named the Company and numerous others, alleging that features of certain of the defendant’s e-commerce websites infringe U.S. Patent No. 5,930,474, entitled “Internet Organizer for Accessing Geographically and Topically Based Information.” Specifically, the infringement claim states that the Company’s store locator tool on its website violates this GeoTag patent. As the plaintiff, GeoTag is seeking relief including damages for the alleged infringement, costs, expenses and pre- and post-judgment interest and injunctive relief. As of the date of this Report, the Company has learned that this patent litigation is one of at least 20 such actions brought thus far by GeoTag and has resulted in over 400 companies across the United States being named in various similar suits, including many corporations and retail chains much larger than Teletouch, such as, Best Buy, Nordstrom, Starbucks, Target, 7-Eleven, Inc., Bally Total Fitness Corp., Hallmark Cards, Inc., Rolex, American Greetings Corporation, Guitar Center, Inc., Crabtree & Evelyn, Merle Norman Cosmetics, Sephora USA, Inc., Great Clips, Inc., The Body Shop, Yellow Book and numerous others. Microsoft Corp. and Google, Inc. have brought a joint action against GeoTag to invalidate the so-called ‘474 patent. The Company denies that it is violating GeoTag’s patent, and intends to defend the matter.

In addition to the matters specifically described in this footnote, the Company is a party to other legal and regulatory proceedings and claims arising in the ordinary course of its business. While management does not believe that the Company’s liability with respect to any of these other matters is likely to have a material effect on its financial position or results of operations, legal proceedings are subject to inherent uncertainties and unfavorable rulings could have a material adverse impact on the Company’s business and results of operations.

Item 1A. Risk Factors

There is substantial doubt as to our ability to continue as a going concern.

As of February 29, 2012, the Company has $4,872,000 cash on hand, working capital deficit of approximately $12,004,000 and a shareholders’ deficit of approximately $6,454,000. Included in this working capital deficit are current debt obligations of $13,123,000 primarily related to the entire Thermo revolving credit facility of $10,391,000 becoming current and the Company’s real estate loans totaling $2,709,000 also coming due and current before fiscal year end, and a total of $2,147,000 of sales and use tax liability accrued at February 29, 2012 related to the results of an ongoing State of Texas (the “State”) tax audit of the Company’s wholly owned subsidiary, PCI, for the period January 2006 through October 2009 as well as certain estimated tax liability related to similar tax issues that are believed to have continued beyond the current tax audit period (see Note 8 – “Accrued Expenses and Other Current Liabilities” and Note 9 – “Texas Sales and Use Tax Obligation” for further discussion of this sales tax liability). As discussed further below, the Company is dependent raising additional debt or equity financing to resolve its current debt obligations and on receiving certain payment relief from the State related to the sales tax liability to maintain sufficient cash to continue operations beyond August 31, 2012.

The Company’s debt with Thermo Credit, LLC (“Thermo”) was originally set to mature in January 2013. However, at the start of 2012, Thermo informed the Company that it was not in compliance with its own borrowing base facility, and was in fact, in default and in a “work-out” phase with its own lender, partly due to the advances made to the Company. Subsequently, on February 21, 2012, the Company received a Notice of Borrowing Base Redetermination (the “Notice”) from Thermo, stating that it planned to drastically and dramatically revise the elements that comprised the Company’s Borrowing Base, and that the Company was now therefore significantly over-advanced on its loan facility. The Company expressed to Thermo that it disagreed with such actions and calculations. Had these Borrowing Base revisions become operative and such calculations been maintained, the effect of such changes would have required a relatively immediate principal repayment of approximately $5,870,000, based on the Borrowing Base calculation as of January 31, 2012, making the Company instantly insolvent. The parties began negotiating a compromise solution. As a result of these negotiations, the Company and Thermo entered into Waiver and Amendment No. 5 to the Loan and Security Agreement (“Amendment No. 5”) effective February 29, 2012. Thermo agreed to enter into Amendment No. 5, provided that the Company made a payment on the outstanding balance of the loan in the amount of $2,000,000 by March 14, 2012. Under the terms of Amendment No. 5, Thermo agreed to waive certain financial covenants and not accelerate collection of the Note through August 31, 2012, provided that certain financial performance targets are met by the Company for its 4 th fiscal quarter ending May 31, 2012, and that the Company refinances or is substantially through the process of refinancing its existing real estate loans, thereby providing Thermo with an additional $1,400,000 payment on the loan on or before July 15, 2012. Amendment No. 5 also terminates Thermo’s obligation to lend or advance any additional funds under the Loan Agreement (see Note 10 – “Long-Term Debt” for more information on Amendment No. 5 to the Loan and Security Agreement). As of the date of this Report, the Company’s outstanding balance on the Thermo loan is approximately $8,286,000.

Additionally, the Company’s real estate loans with East West Bank and Jardine Capital Corporation mature on May 3, 2012. Both lenders have noticed the Company of their intent not to renew their respective debt agreements beyond May 3, 2012. As of February 29, 2012, the outstanding balance of the East West Bank and Jardine Capital Corporation debt totaled approximately, $2,156,000 and $553,000, respectively. The Company has been actively working with Thermo since December 2011 to re-finance part or all of the Company’s current loan facility to a new lender. The Company has also been actively working to re-finance all of its outstanding real estate debt. As of the date of this Report, Teletouch has not secured new financing to replace its existing debt obligations but is in discussions with a number of potential interested lenders.

The total amount of debt outstanding combined with the current operating performance of the Company and recent issues identified in the sales tax audit of PCI have created challenges in securing all the necessary financing. The Company believes it will be successful in re-financing part of its current debt, but the new financing may be on terms less favorable to the Company than those provided by Thermo and its real estate lenders. The Company can provide no assurance it will meet its 4th fiscal quarter financial performance targets or can refinance its real estate loans as required under Amendment No. 5 and therefore may be facing a maturity of this debt obligation on May 31, 2012. No assurance can be provided that Thermo will grant any further extensions of the maturity of this loan or that even if a portion of the loan is re-financed by either the May 31, 2012 maturity date or the potential August 31, 2012, maturity date that Thermo will not take action against the Company and the underlying collateral. Further, it is unlikely the Company will re-finance its current real estate debt by the May 3, 2012 maturity and no assurance can be provided that these lenders will not take action against the Company and the underlying real estate collateral. Further acceleration or collection actions taken by Thermo or either real estate lender prior to the Company being able to secure new debt or equity financing would likely result in the Company being forced to seek protection from its creditors or turn over its collateral, which in the case of Thermo, collectively comprises all of the assets of the Company.

The Company reported an operating loss during the three months ended February 29, 2012. A significant contributing factor to the operating loss for the three months ended February 29, 2012 was due to the $2,147,000 in charges recorded as a result of the State of Texas (the “State”) sales and use tax audit of PCI, as discussed above. As of the date of this Report, the current sales and use tax audit is not complete and must go through a final review process by the State. The Company cannot anticipate any additional items that might be further challenged during the review process, and is therefore unable to estimate any potential added liability that could arise prior to the completion of this audit and receipt by the Company of the State’s final assessment. The Company has contacted the State about waiving all penalties and interest and has requested the maximum amount of time allowable to pay the balance due, such payment period historically held to be up to sixty (60) months or approximately $23,400 per month in this instance, but can provide no assurance the State will provide the relief requested. Specifically, if a payment plan is not granted by the State, the Company would be unable to pay the tax obligation when it becomes due, without securing additional debt financing or equity contributions, neither of which can be assured (see Note 8 – “Accrued Expenses and Other Current Liabilities” and Note 9 – “Texas Sales and Use Tax Obligation” for further discussion on the Texas sales and use tax audit accruals).

The Company has been advised by counsel that it can seek recovery of taxes that were not billed or collected from its customers and suppliers beginning in January 2006, and intends to make every reasonable effort to pursue the collection of such taxes after the final assessment has been received from the State. The underlying unbilled and uncollected sales tax due and legally recoverable from all of PCI’s customers and suppliers is approximately $1,270,000. Based on a detailed review of all currently available cellular billings from August 2006 through October 2009, and a review of certain equipment sales invoices from January 2006 through October 2009, the Company has determined that its top 50 customers comprise approximately $450,000 of the unbilled sales taxes that the Company will pursue for recovery. There can be no assurance that the Company’s recovery efforts will or will not be successful, nor can the Company estimate an amount of recovery expected from such efforts at this time, and therefore these amounts are not included in the summary of the Company’s current tax obligation.

The Company is focused on improving its operating results for its 4th fiscal quarter ending May 31, 2012, sufficient to meet the financial performance requirements required under Amendment No. 5 with Thermo and / or to show sufficient progress in that regard as to allow the Company a waiver to provide additional time for the Company to secure the needed financing with the anticipation that such improved operating results will aid in securing this new debt or equity financing. The Company is continuing to see erosion in billing revenues and profits from its cellular business due to its inability to maintain a sufficient number of current subscribers while incurring the added costs of adding new cellular subscribers to offset the continued attrition of cellular subscribers following its completion of the litigation with AT&T in November 2011. Further, due to the greatly increased subsidies required by offering the iPhone, many of the subscribers that have been upgraded and / or added have a higher cost of acquisition, requiring a longer time to become profitable to the Company. As a result, the Company has decided to focus the majority of its current efforts on growing its wholesale distribution business to improve profitability of the Company. The Company is concentrating on negotiating a variety of wholesale distribution agreements from certain cellular and car audio equipment manufacturers in an effort to increase sales and profit margins. The Company is focusing on selective distribution agreements that provide for geographic and / or distribution channel exclusivity for the various products to help improve margins and sales volume in its wholesale business. No assurance can be provided the Company will be able to secure a sufficient number of such distribution agreements that will be meaningful to the Company’s wholesale operations or that if such agreements are finalized that the results will be realized in time to allow the Company to secure the financing it needs to settle its current debt and other obligations. The Company is also considering additional cost saving measures that may become necessary during the 4th quarter to improve profitability and allow additional time for the Company to develop these new sources of revenue which should contribute to earnings.

As a result of the above conditions and in accordance with generally accepted accounting principles in the United States, there exists substantial doubt about the Company’s ability to continue as a going concern.

Due to uncertainty in the application and interpretation of applicable state sales tax laws, we may be exposed to additional sales tax liability.

Since October 2010, the State of Texas (the “State”) has been conducting a sales and use tax audit of the Company’s subsidiary, PCI, covering the period from January 2006 to October 2009. On March 27, 2012, the Company received a summary of the errors identified by the State auditor on selected billing statements and invoices, which further included computations of these errors extrapolated over the respective total billings and purchases for the audit period. Based on this recently provided information from the State, the Company recorded a sales and use tax liability of approximately $1,850,000 including approximately $443,000 in penalties and interest that are expected to be assessed by the State. The sales and use tax assessed by the State, before penalties and interest, totaled approximately $1,407,000 for the tax audit period, and was comprised of approximately $6,000 of use tax related to fixed asset purchases, $126,000 of use tax due on various services purchased by the Company, $627,000 of under billed sales taxes related to cellular services billings and $648,000 of under billed sales taxes related to other billings. The current tax audit has not been finalized as of the date of this Report, as it must go through a final review process by the State, the Company does not expect that the final assessment will differ significantly from the information recently provided by the State. Although there is general agreement on the tax errors identified between the Company and the State auditor at this point, other items may still be identified or challenged by the State during the final review process. The Company cannot anticipate any additional items that might be further challenged during the review process, and is therefore unable to estimate any potential added liability that could arise prior to the completion of this audit and receipt by the Company of the State’s final assessment. The Company cautions the final results of the tax audit may differ materially from the calculation it recently received from the State auditor and any estimates made by the Company to date. In addition, based on the results of the current Texas sales tax audit, the Company believes it may have additional financial exposure for certain periods following October 2009, the last month covered under the current sales tax audit, in the event that PCI is audited in the future by the State. Similar tax computations were applied to the Company’s cellular billings through November 2010, the point at which PCI made substantial system and process changes to correct these tax computations. Other sales and use tax issues have been identified during the course of the sales tax audit and were corrected at various dates thereafter. The Company has estimated its potential sales and use tax exposure to be between $297,000 and $425,000, including estimated penalties and interest of approximately $41,000 and $58,000, respectively, through February 29, 2012. This estimate covers all periods following the current sales tax audit period through the date that each identified tax issue was corrected by the Company. Since the Company cannot predict the outcome of a future sales tax audit, it has recorded the low end of the estimated loss in its consolidated financials as of February 29, 2012. The Company’s estimate of the low end of the range of potential liability considered only the errors identified in the current sales tax audit whereas the high end of the range was estimated using a conservative application of sales tax rates on the majority of the cellular services billed from November 2010, the end of the current audit period, through October 2011, the month that the identified tax issues were remediated by the Company. The actual liability, as a result of a future tax audit, could fall outside of our estimated range due to items that could be identified during an audit but not considered by us. The Company currently does not have sufficient cash on hand to meet the preliminary tax obligation and is currently in discussions with the State related to a payment installment plan. If the Company is successful in securing financing on the tax obligation, the assets of the Company will likely become subject to a tax lien which could have the effect of limiting our ability to secure new financing. If the Company is not successful in obtaining a payment plan with the State and cannot secure new debt financing, the Company would likely be unable to meet its tax obligation and might be forced to seek protection from its creditors.

We are exposed to credit risk, collection risk and payment delinquencies on its accounts receivable.

None of our outstanding accounts receivables are secured. Our standard terms and conditions permit payment within a specified number of days following the receipt of services or products. While we have procedures to monitor and limit exposure to credit risk on our receivables, there can be no assurance such procedures will continue to effectively limit collection risk and avoid losses. To date, our losses on uncollectible receivables have been within historical trends and expectations but due to continuing poor economic conditions, certain of our customers have faced and may face liquidity concerns and have delayed and may delay or may be unable to satisfy their payment obligations. Additionally, a sizable number of our cellular subscribers have transferred their services to AT&T to purchase the iPhone or other services that we have not been allowed to offer until recently. Balances due to us by customers that transfer to AT&T have proven difficult to collect once their service has been established with AT&T directly. Both of these factors, among others, may have a material adverse effect on our financial condition and operating results in future periods.

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

In the market for telecommunications products and services, we face competition from several competitors, but most notably from our primary supplier, AT&T. AT&T continues to develop and is expected to continue developing products and services that may entice our cellular subscribers to move their services to AT&T directly. If we are not able to participate in these products and services or even if these products and services are made available to the Company and we unable to convince customers to remain with PCI over AT&T, we could continue to lose subscribers to AT&T and possibly at an accelerated rate in the future. Under the terms of our recent settlement with AT&T, the Company will receive compensation for subscribers that it loses to AT&T, but accelerated losses of subscribers would negatively affect our expected earnings. We cannot assure that we will be able to slow the rate of attrition of our cellular subscribers to AT&T or that AT&T will make any of its new products or services available to us in the future. AT&T has substantially greater capital resources, larger marketing staffs and more experience in commercializing products and services. The losses of our cellular subscribers to AT&T to date has had a material impact on our financial condition and if we are unable to slow the subscriber losses or develop new revenues and margins to offset these losses, we could be forced to make further significant cost reductions in the business to sustain our operations which in turn may only accelerate our losses of revenues.

Amounts due under our senior revolving credit facility could accelerate if the financial requirements under Amendment No. 5 to the Security and Loan Agreement are not satisfied.

The Company’s debt with Thermo Credit, LLC (“Thermo”) was to mature in January 2013, but due to certain issues that Thermo is experiencing with its own funding source, this loan has been accelerated to May 31, 2012 with the possibility of a further extension through August 31, 2012 only if the Company meets certain requirements under the terms of the Waiver and Amendment No. 5 to the Loan and Security Agreement (“Amendment No. 5”) effective February 29, 2012. To get Thermo to enter into Amendment No. 5, the Company made a payment on the outstanding balance of the loan in the amount of $2,000,000 on March 14, 2012. Under the terms of the Amendment, Thermo agreed to waive certain financial covenants and not accelerate collection of the Note through August 31, 2012, provided that certain financial performance targets are met by the Company during its 4 th fiscal quarter ending May 31, 2012, and that the Company refinances its existing real estate loans, thereby providing Thermo with an additional $1,400,000 pay down of the loan on or before July 15, 2012. The Amendment also terminates Thermo’s obligation to lend or advance any additional funds under the Loan Agreement (see Note 10 – “Long-Term Debt” for more information on Amendment No. 5 to the Loan and Security Agreement). As of February 29, 2012, the Company’s outstanding balance on the Thermo loan was $10,391,000 and following the $2,000,000 payment and as of the date of this Report, the outstanding balance is approximately $8,286,000. Additionally, the Company’s real estate loans with East West Bank and Jardine Capital Corporation mature on May 3, 2012. Both lenders have notified the Company of their intent not to renew their respective debt agreements beyond May 3, 2012. As of February 29, 2012, the outstanding balance of the East West Bank and Jardine Capital Corporation debt totaled approximately, $2,156,000 and $553,000, respectively. The Company has been actively working with Thermo since December 2011 to re-finance part or all of the Company’s current loan facility to a new lender. The Company has also been actively working to re-finance all of its outstanding real estate debt. As of the date of this Report, Teletouch has not secured new financing to replace any of its existing debt obligations but is in discussions with a number of potential lenders. The total amount of debt outstanding combined with the current operating performance of the Company and recent issues identified in the sales tax audit of PCI have created challenges in securing the necessary financing. The Company believes it will be successful in re-financing part of its current debt but the new financing may be on terms less favorable to the Company than those provided by Thermo and its real estate lenders. The Company can provide no assurance it will meet its 4th fiscal quarter financial performance targets or can refinance its real estate loans as required under Amendment No. 5 therefore it may be facing a maturity of this debt obligation on May 31, 2012. No assurance can be provided that Thermo will grant any further extensions of the maturity of this loan or that even if a portion of the loan is re-financed by either the May 31, 2012 maturity date or the potential August 31, 2012 maturity date that Thermo will not take action against the Company and the underlying collateral. Further, it is unlikely the Company will re-finance it current real estate debt by the May 3, 2012 maturity and no assurance can be provided that these lenders will not take action against the Company and the underlying real estate collateral. Further acceleration or collection actions taken by Thermo or either real estate lender prior to the Company being able to secure new debt or equity financing would likely result in the Company being forced to seek protection from its creditors or turn over its collateral, which collectively comprises all of the assets of the Company.

An accelerated reduction in our cellular subscriber base could have a material adverse effect on our business.

The launch of the iPhone in June 2007 and AT&T’s refusal to allow us sell the iPhone has resulted in a steady decline in our cellular subscriber base. This decline in our cellular subscriber base was accelerated as a result of the expiration of our primary DFW distribution agreement with AT&T in August 2009. If AT&T releases new products or services that are not made available to us, losses of cellular subscribers could continue or increase. If any of these products or services become of extraordinary demand or are required by consumers or businesses, the result could be an acceleration of cellular subscriber losses to AT&T. Although we maintain contracts varying from one to two years with our current cellular customers, the customer may voluntarily elect to transfer to another carrier, including AT&T, at any time and incur a penalty fee. Due to the recent settlement with AT&T, the Company will receive compensation for the subscribers it loses to AT&T until the expiration of the distribution agreements in November 2014. Although the Company will be paid for each lost subscriber, the transfer fee it will receive from AT&T will be less than the amount of compensation the Company would otherwise expect to receive if it retained the customer through the November 2014 expiration of the current distribution agreement with AT&T. In addition, if expenses related to our cellular operations are not adjusted accordingly due to a declining subscriber base, we will have to rely upon our other business units to replace the revenue and income loss from our cellular operations to cover overhead. We can provide no assurance that any of our other existing business units could generate enough revenue in a timely manner to cover the losses sustained from a rapidly declining cellular subscriber base. We also can provide no assurance that our customers will continue to purchase products or services from us or that their purchases will be at the same or greater levels than in prior periods.

Our common stock is not traded on a national securities exchange.

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

Item 4. Mine Safety Disclosures

Not Applicable

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

Date: April 16, 2012	TELETOUCH COMMUNICATIONS, INC. Registrant

	By:	/s/ Robert M. McMurrey
Robert M. McMurrey Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Douglas E. Sloan
Douglas E. Sloan Chief Financial Officer (Principal Financial and Accounting Officer)

