Form 10-K
period 2012-05-31
TELETOUCH COMMUNICATIONS INC
filed 2012-08-29
CIK 928659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: MAY 31, 2012

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of November 30, 2011, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on that date, was approximately $11,724,883 based on the closing stock price of $0.79 on the same date. As of August 24, 2012, the latest practical date prior to the filing of this Annual Report, the Registrant had 49,919,522 and 48,742,335 shares of commons stock issued and outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement to be filed in connection with the 2012 Annual Meeting of Shareholders to be filed no later than September 28, 2012, are incorporated by reference into Part III hereof, except with respect to information specifically incorporated by reference in this Form 10-K, the proxy statement is not deemed to be filed as part hereof.

INDEX TO FORM 10-K

of

TELETOUCH COMMUNICATIONS, INC.

This Annual Report on Form 10-K (referred to herein as the “Form 10-K” or the “Report”) is for the year ending May 31, 2012. The Securities and Exchange Commission (“SEC”) allows us to incorporate by reference information that we file with it, which means that we only can disclose important information to you by referring you directly to those documents. Information specifically incorporated by reference is considered to be part of this Form 10-K.

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

PART I

Item 1. Business

This discussion on the business of Teletouch should be read considering the discussion under “Sale of Two-Way Radio and Public Safety Equipment Business” below, which discusses the sale of all the assets and operations comprising the Company’s operating segment referred to herein as the two-way business. The sale of this business unit is part of the Company’s plan to transition and focus the Company toward becoming a large scale wholesale distributor of cellular and car audio equipment. This sale will result in changes to our business in the coming year and we believe that in light of the sale of the two-way business, the 2012 results are not indicative of our revenues and results of operations going forward.

Throughout this Form 10-K, Teletouch Communications, Inc. and its subsidiaries are referred to as “Teletouch,” “the Company,” “we,” “our” or “us,” or are referred to in their individual subsidiary or brand names.

Teletouch is a Delaware corporation and was incorporated in 1994. Our headquarters and principal executive offices are located at 5718 Airport Freeway, Fort Worth, Texas 76117. Our telephone number is (800) 232-3888 and our corporate website is www.teletouch.com. We do not intend for information contained on our website to be part of this Form 10-K. We file annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC also maintains an Internet site that contains annual, quarterly and current reports, proxy and information statements and other information that we (together with other issuers) file electronically. The SEC’s Internet site is www.sec.gov . We make available free of charge on or through our website our annual, quarterly and current reports and amendments to those reports as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. Additionally, we will voluntarily provide electronic or paper copies of our filings free of charge upon request. Currently, the Company’s common stock is quoted on the OTC Markets electronic exchange under the symbol “TLLE.”

General Overview

For over 48 years, Teletouch has offered a comprehensive suite of wireless telecommunications solutions, including cellular, two-way radio, GPS-telemetry and wireless messaging. Today, Teletouch is a leading Authorized Services Provider and billing agent of AT&T (NYSE: T) products and services (voice, data and entertainment) to consumers, businesses and government agencies, operating a chain of 11 retail and authorized agent stores in North and Central Texas under its “Hawk Electronics” brand, in conjunction with its direct sales force, call center operations and various retail eCommerce websites including: www.hawkelectronics.com, www.hawkwireless.com and www.hawkexpress.com. Through Teletouch’s wholly-owned subsidiary, Progressive Concepts, Inc., the Company operates a national distribution business, PCI Wholesale, primarily serving Tier-1 (AT&T, T-Mobile, Verizon, Sprint) cellular carrier agents, Tier-2, Tier-3 and rural carriers, as well as auto dealers and smaller consumer electronics retailers with product sales and support available through its direct sales personnel and the Internet at sites including: www.pciwholesale.com and www.pcidropship.com, among other B2B oriented websites.

Prior to the sale of its two-way business on August 11, 2012, the Company was an operator of its own two-way radio network and Logic Trunked Radio (“LTR”) systems in Texas. Through the two-way business, Teletouch provided Public Safety Equipment (“PSE”) products and services primarily to local, state and federal government entities.

Teletouch is a General Services Administration (“GSA”) multi-year contract holder (contract number GS-07F-0024X) and holds a multi-year Texas Multiple Award Schedule (“TXMAS”) contract (contract number TXMAS-11-84060). Additionally, Teletouch has been named as an approved vendor by the Texas BuyBoard®.

Recent Developments - Sale of Two-Way Radio and Public Safety Equipment Business

In June 2012, the Company concluded that its long standing two-way business was no longer aligned with the Company’s strategic growth plans and therefore made a decision to sell this business. The Company also needed to make certain payments against its debt obligations with Thermo Credit which were negotiated in Waiver and Amendment No. 5 to the Loan and Security Agreement in February 2012. Although the Company had been successful growing the revenues of this business primarily through the sales of public safety equipment through its federal and state contracts, the profit margins on these additional sales were not sufficient to offset the direct costs of operating this business unit. In addition, the recent expansion of activities in this business unit had also put additional demands on corporate resources, both working capital and personnel resources, which were detracting from the Company’s focus on transitioning to become a large scale wholesale distributor of cellular and car audio equipment. During fiscal 2012, the two-way business represented approximately 29% of the Company’s operating revenues and had grown its revenues by approximately 109% from the prior fiscal year. However, the two-way business generated operating losses in both fiscal years 2011 and 2012. With the Company’s strategic focus on growing its wholesale business and the limited remaining resources available to allocate to managing the two-way business to profitability, it was concluded that it was in the Company’s best interest to sell this business.

On August 11, 2012, the Company and DFW Communications, Inc. (“DFW”), a local competitor to Teletouch in the Dallas / Fort Worth, TX MSA, entered into an Asset Purchase Agreement (“APA”), whereby DFW took and acquired possession of substantially all of the assets associated with the two-way radio and public safety equipment business, such assets including, among other things, certain related accounts receivable; inventory; fixed assets (e.g. fixtures, equipment, machinery, appliances, etc.); supplies used in connection with the business; the Company’s leases, permits and titles and certain FCC licenses held by the Company. DFW also assumed certain obligations, permits and contracts related to the Company’s business. Subject to certain working capital adjustments, DFW agreed to pay, at closing, as consideration for the assets of the Company an amount in cash equal to approximately $1,469,000, $168,000 of which is allocated to certain designated suppliers’ payments and $300,000 of which is allocated to real estate and goodwill. The parties to the APA further designated approximately $767,000 for working capital purposes, such amount consisting of, among other things, aged accounts receivable and inventory as of the effective date of the APA. This includes a working capital adjustment provision that provides for no more than $200,000 of post-close working capital adjustments to be charged to the Company in the event of any material accounts receivable or inventory deficits. The foregoing disposition of the Company’s assets, excluding the sale of the real estate, closed on August 14, 2012, having been reviewed and approved by the Company’s Board of Directors on August 10, 2012. On the August 14, 2012 closing, the Company received approximately $1,169,000 in cash consideration from DFW for all of the assets of the two-way radio and public safety equipment business, excluding the building and land located in Tyler, Texas. These proceeds were used by the Company to pay down its debt with Thermo and settle certain accounts payable related to the business. The real estate to be sold in conjunction with this transaction will close at a later date if the Company can provide a satisfactory environmental report to the buyer’s bank. The Company will receive the approximately $300,000 remaining due of the purchase price upon the closing the real estate portion of this transaction. The environmental study is in process, and the Company expects that it should have a report to present to the DFW’s bank within 60 days. In the interim, the Company is leasing the building and land in Tyler, Texas to DFW.

Business Segments & Operations

The Company has three primary business operations, which are reported within this Report as operating segments as defined by generally accepted accounting principles (“GAAP”). These operating segments and their respective products and markets are discussed below.

Cellular Operations

The Company’s cellular business currently represents its core business, which has been acquiring, billing, and supporting cellular subscribers under a revenue sharing relationship with AT&T and its predecessor companies for over 28 years. The Company currently serves approximately 38,000 cellular customers in the Dallas / Fort Worth, Texas Metropolitan Statistical Area (“MSA”), San Antonio, Texas MSA, Austin, Texas MSA, Houston, Texas MSA, East Texas Regional MSA and Arkansas, including primarily the Little Rock, Arkansas MSA. The consumer services and retail business within the cellular business is operated primarily under the Hawk Electronics brand name, with additional business and governments sales provided by a direct sales group operating throughout all of the Company’s markets. As an Authorized Services Provider for AT&T wireless services, the Company controls the entire customer experience, including initiating and maintaining the cellular service agreements, rating the cellular plans, providing complete customer care, underwriting new account acquisitions and providing multi-service billing, collections, and account maintenance. Product sales from the Company’s cellular business are comprised primarily of cellular telephones and accessories sold through its retail stores, the Internet, outside salespeople and agents.

Following the expiration of the initial term of the Company’s primary distribution agreement with AT&T on August 31, 2009, the Company commenced an arbitration proceeding against AT&T seeking monetary damages on September 20, 2009. The binding arbitration was commenced to seek relief for damages incurred as AT&T has prevented the Company from selling its popular iPhone and certain “AT&T exclusive” products and services that PCI believes it was contractually entitled to provide to its customers under the distribution agreements. On November 23, 2011, the Company and AT&T entered into a settlement and release agreement and executed a Third Amendment to the Distribution Agreement which consolidated and renewed or extended all current and prior distribution agreements for three (3) years allowing PCI to again activate new subscribers and provide many of the previously withheld wireless services and products, including the iPhone. The current distribution agreement expires on November 30, 2014 and on or before that date, all of the Company’s cellular subscribers will be transferred to AT&T, and the Company will be paid up to $200 per transferred subscriber in accordance with the terms of the amended distribution agreement. Following this event, the Company expects to be substantially out of the business of providing cellular services; however, we plan on still distributing cellular equipment through our wholesale distribution business.

Wholesale Distribution Operations

The Company operates a national cellular and car audio equipment wholesale distribution and trading business, which serves major carrier agents, rural cellular carriers, smaller consumer and electronic retailers and automotive dealers throughout the United States. The Company also maintains certain international customer relationships, primarily in Asia, Europe and Latin America for its cellular related equipment sales business. The wholesale group acquires, sells and supports virtually all types of cellular telephones (handsets), related accessories, telemetry, car audio and car security products under numerous direct exclusive distribution agreements with manufacturers.

Following the settlement with AT&T which, among other things, provides for the transition of the Company’s cellular business back to AT&T by November 2014 (see discussion above under Cellular Operations), the Company shifted its focus toward expanding its wholesale distribution business to ultimately become the core business of Teletouch and replace the operating margins that will be lost when it exits the cellular services business. The Company is primarily focused on enhancing and expanding of its distribution of cellular phones and accessories, but will continue to maintain, and possibly expand, its distribution of other consumer electronics, which are primarily automotive related car audio, security and safety accessories. The Company has negotiated a number of distribution agreements with cellular and electronic equipment manufacturers, which include excusive products, territories, customers or distribution channels (or a combination of more than one of these types of exclusivity) to enhance sales in this business unit. In June 2012, the Company finalized its first direct cellular phone distribution agreement with TCT Mobile Multinational, Limited, a wholly owned subsidiary of TCL Communication, a global leader in consumer electronics manufacturing, to sell and distribute their Alcatel One Touch branded cellular phones. Other similar distribution agreements are being negotiated and are expected to be finalized in fiscal year 2013 to fill the product offerings of this business unit to facilitate the targeted sales growth.

Two-Way Radio Operations

Through August 2012, the Company operated a two-way radio business and network, with spectrum and service operations covering the North Texas (Dallas / Fort Worth “DFW”) to East Texas MSAs (Metropolitan Statistical Areas) and smaller adjacent market areas. Radio communication services are provided on the Company’s Logic Trunked Radio (“LTR”) and Passport systems, with related radio equipment sales and installation services provided by Teletouch branded locations in the market areas. The Company also sold and serviced radio equipment for customers operating their own two-way radio systems. Additional services provided by the two-way operations included fixed and mobile installations, with full maintenance and repair of radio equipment and accessories. The two-way radio segment reported by the Company includes public safety equipment products and installation services which were sold through this business unit.

Sources of System Equipment and Inventory

The Company does not manufacture any of its products. All inventory that is purchased to support the business are finished goods that are shipped in appropriate packaging and ready to sell to the end-user customer. Inventory used to support the Company’s business units can be purchased from a variety of manufacturers and other competing sources. To date there have not been any significant issues in locating and purchasing an adequate supply of inventory to service the Company’s cellular subscriber base, with the exception of the iPhone. Until the Company settled its litigation with AT&T in November 2011, AT&T did not allow the Company to sell the iPhone, (see Part I, Item 3. Legal Proceedings for discussion of the action brought against AT&T related to the iPhone and other matters and the settlement agreement that was executed in November 2011). PCI purchases cellular phones and accessories from several competing sources, but AT&T is the primary source for the cellular phones it sells to the Company’s cellular subscribers. Equipment sourced through AT&T comes with certain assurances that the phones purchased are certified to function properly on AT&T’s cellular network. The Company has the express right, however, to acquire handsets and equipment from any vendor or manufacturer it chooses.

Cellular phones and consumer electronics to support PCI’s wholesale distribution business are purchased from a variety of sources, including manufacturers and a variety of brokers. The Company recently secured a multi-year national distribution agreement with an international cellular handset manufacturer, TCT Mobile Multinational, Limited, the maker of Alcatel OneTouch® branded handsets and as this business develops in the future, certain of these supplier relationships, particularly agreements with various cellular phone manufacturers, are expected to be key to the ongoing revenues of this business unit. In addition, during the 4th quarter of fiscal year 2012 and through the date of this Report, it has acquired several exclusive purchasing relationships with a variety of cellular accessory and car audio accessory manufacturers.

Prior to the sale of the two-way business, as discussed above, the Company purchased two-way radios primarily from Motorola, Kenwood USA, Vertex and Icom America.

Teletouch does not manufacture any of its network equipment it previously used to provide two-way radio services, including but not limited to antennas and transmitters. This equipment is available for purchase from multiple sources. Most of the public safety equipment sold in the two-way business was obtained under a Master Distributer Agreement with Whelen Engineering Company, Inc.; however, competing products were available from multiple sources.

Competition

Substantial and increasing competition exists within the wireless communications industry. Cellular providers may operate in the same geographic area, along with any number of other resellers that buy bulk wireless services from one of the wireless providers and resell it to their customers.  For cellular services, the Company’s primary competition is AT&T, as well as the traditional Tier-1 carriers, including Verizon, Sprint and T-Mobile. As a result of the settlement agreement with AT&T in November 2011, the Company is now allowed to sell the same products and services that AT&T offers to its customers. Prior to the settlement agreement, AT&T denied the Company the right to sell certain AT&T branded products and services to its customers. which was the basis for the Company’s litigation against AT&T. Additionally, due to the expiration of the initial term of its largest distribution agreement with AT&T at the end of August 2009, the Company was unable to offer AT&T services to new subscribers in the DFW MSA. With the litigation resolved, the Company can now acquire new customers in the DFW MSA but can no longer transfer cellular subscribers from AT&T, which negatively impacts new subscriber additions. The increasing cost of cellular handsets and the related subsidies required to be competitive with AT&T, particularly related to the iPhone, has forced the Company to limit the number of subscriber activations due to the current liquidity challenges at the Company and the immediate impact on earnings caused by this increasing phone subsidy. Since we offer our customers the identical cellular equipment and service rate plans as those offered by AT&T, our competitive pressures are very similar to those faced by any other carrier competitor to AT&T, which includes the types of services and features offered, call quality, customer service, network coverage and price.  Pricing competition has led to the introduction of lower price service plans, unlimited calling plans, plans that allow customers to add additional units at attractive rates, plans that offer a higher number of bundled minutes for a flat monthly fee or a combination of these features.  The Company remains competitive by capitalizing on its position as a provider of superior, personalized customer service, as well as a provider of customizable billing solutions for its enterprise and government customers. Teletouch’s ability to compete successfully for cellular service customers in the future will depend upon the Company’s ability to improve upon the current level of customer service and to develop creative and value added solutions in order to attract new customers that will generate profits for the Company prior to the expiration of its the distribution agreement with AT&T in November 2014.

There is significant competition within the wholesale cellular phone and electronics distribution industry in the United States. Most of the Company’s sales from its wholesale business include small quantities of items sold to a large number of customers at relatively low profit margins compared to the Company’s cellular operations. During fiscal year 2010, the Company expanded its wholesale business to include the brokering of larger quantities of cellular phones to various dealers and distributors around the world, creating service and rebate plans to effectively differentiate itself from its competition, resulting in significantly improved revenues and profits in its wholesale distribution business. The Company’s wholesale business competes with other wholesale distributors of cellular phones and car audio equipment across the United States. In addition, the wholesale business competes with other regional wholesale distributors for exclusive geographic product sales agreements from various manufacturers, which change from time to time. In fiscal year 2011, the Company obtained a Master Distributor Agreement with AFC Trident, Inc., which allows the Company to sell high quality cellular phone accessories exclusively in certain states. In the latter part of fiscal year 2012 and through the date of this Report, the Company has secured a multi-year national distribution agreement with TCT Mobile Multinational, Limited, an international cellular handset manufacturer and several distribution agreements with cellular accessory and car audio equipment manufacturers, each of which contains one of more areas of exclusivity covering products, customers, territories or distribution channels. The Company is specifically focused on selecting distribution relationships that provide for these one or more of these types of exclusivity and will avoid manufacturers that do not protect their product lines or markets and allow excessive or improper distribution or over saturate a the market with distributors competing for the same customers which generally results in significant profit margin erosion.

There is active competition related to two-way radio and public safety equipment operations. This business unit operated in its primary East Texas markets for over 48 years through its sale in August 2012, which is generally much longer than the majority of its competition in these markets. Most of the Company’s two-way radio product sales were generated from local government entities and business customers, some of which also subscribed to the Company’s LTR network system. In addition, there is competition among two-way service providers related to the quality of the service and installation of the two-way radio products. Geographically, the Company’s two-way radio business had greater competition in the DFW area compared to the East Texas area, as the Company had a very long standing presence with its East Texas customers; however, the Company has seen an increase in competition from non-local two-way service providers in the East Texas area within the past couple of fiscal years. There is substantial competition related to the Company’s public safety equipment product line, which is included in the Company’s two-way operations, due to the number of competing products offered by larger distributors offering competitive pricing and the number of competitors that hold GSA and TXMAS contracts.

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

In addition, the Company acquired a hotspot network communication patent on July 24, 2009, after foreclosing on the assets of Air-bank, Inc. This form of communication allows a mobile unit (e.g. phone) to switch from the unit’s conventional cellular transmissions to wireless fidelity (“Wi-Fi”) transmissions upon detection of the Wi-Fi signals. The hotspot network communication patent number is US 7,099,309 B2 and was filed on August 29, 2006. The Company has attempted to sell this patent since acquiring it in 2009. As of May 31, 2012 the patent does not have a carrying value on the Company’s consolidated balance sheet.

Furthermore, the Company received a security interest in patent US 7,252,223, for Multiple-Network system and Method for Loading, Transferring and Redeeming Value through Stored Value Accounts, which was formally assigned by the USPTO to the Company on July 9, 2012. Given the broad nature and expected valuation for this patent, the Company may also offer it for sale or use for its own purposes in the future.

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

Employees

As of May 31, 2012, Teletouch employed 118 people, of which 117 were employed full-time and 1 was employed on a part-time or temporary basis. Of this total, 67 full time employees and 1 part-time person are employed by PCI. Most of these employees perform sales, operations support and clerical roles. The Company considers its relationships with its employees to be satisfactory and is not a party to any collective bargaining agreement.

Item 1A. Risk Factors

There is substantial doubt as to our ability to continue as a going concern.

As of May 31, 2012, the Company has approximately $1,973,000 cash on hand, a working capital deficit of approximately $11,662,000 (primarily due to all of the Company’s debt deemed current at the close of the period, as further described herein below) and a related shareholders’ deficit of approximately $6,287,000. Included in the working capital deficit are debt obligations of approximately $13,123,000, including senior revolving credit debt of approximately $8,233,000 with Thermo Credit, LLC (“Thermo”), real estate loans totaling approximately $2,699,000 and approximately $2,191,000 of accrued sales and use tax obligations related to the results of a State of Texas (the “State”) tax audit of the Company’s wholly owned subsidiary, PCI, for the period January 2006 through October 2009, as well as certain estimated tax liability related to similar tax issues that are believed to have continued beyond the current tax audit period (see Note 8 – “Accrued Expenses and Other Current Liabilities” and Note 9 – “Texas Sales and Use Tax Obligation” for further discussion of this sales tax liability). As discussed further below, the Company is dependent on raising additional debt and / or equity financing to resolve its current debt obligations and on receiving certain payment relief from the State related to the sales tax liability to maintain sufficient cash to continue operations over the next twelve months.

The Company’s debt with Thermo was originally set to mature in January 2013. However, on February 21, 2012, the Company received a Notice of Borrowing Base Redetermination (the “Notice”) from Thermo, stating that it planned to revise the elements that comprised the Company’s Borrowing Base, and that the Company would then be significantly over-advanced on its loan facility. On March 8, 2012, Thermo withdrew and rescinded the Notice and the parties negotiated a compromise solution by entering into Waiver and Amendment No. 5 to the Loan and Security Agreement (“Amendment No. 5”) effective February 29, 2012. Thermo agreed to enter into Amendment No. 5, provided that the Company made a payment on the outstanding balance of the loan in the amount of $2,000,000 by March 14, 2012. Under the terms of Amendment No. 5, Thermo agreed to waive certain financial covenants and not accelerate collection of the Note through August 31, 2012, provided that certain financial performance targets were met by the Company for its 4th fiscal quarter ending May 31, 2012, and that the Company refinanced or was substantially through the process of refinancing its existing real estate loans, thereby providing Thermo with an additional $1,400,000 payment on the loan on or before July 15, 2012. Amendment No. 5 also terminated Thermo’s obligation to lend or advance any additional funds under the Loan Agreement.

Although the Company made the required $2,000,000 cash payment on March 14, 2012, the Company did not meet all of the requirements under Amendment No. 5 during its 4th fiscal quarter ending May 31, 2012 and was not able to refinance its existing real estate loans and pay Thermo an additional $1,400,000 by July 15, 2012. However, on July 23, 2012, Thermo notified the Company that the August 31, 2012 maturity date was being accepted, but that no further extensions would be provided beyond this date. As a result of the recent sale of the Company’s two-way business (see Note 20 – “Subsequent Event” for more information on the sale of the two-way business), the Company was able to pay Thermo approximately $1,001,000 on August 14, 2012 in exchange for Thermo releasing its liens on the assets related to the two-way business. In addition, the Company expects to pay Thermo an additional $300,000 after the Company’s Tyler two-way facilities are transferred to DFW Communications, Inc. Thermo continues to work with the Company as it seeks new financing to settle the amount due under the Thermo revolving credit facility. The Company executed a term sheet with a prospective new lender on August 1, 2012 and is currently working with the lender through the due diligence process. As of the date of this Report, the Company’s outstanding balance on the Thermo loan is approximately $7,075,000.

Additionally, the Company’s real estate loans with East West Bank, a wholly owned subsidiary of East West Bancorp, and Jardine Capital Corporation initially matured on May 3, 2012. Both lenders granted extensions through early August 2012 and as of the date of this Report, East West Bank has communicated its willingness to extend the maturity date for an additional 90 days (through early November 2012) to allow additional time for the Company to locate a new real estate lender. The Company had previously identified a bank to finance the real estate, but upon initial diligence that bank expressed concerns about the current status of the Company’s loan with Thermo and the fact that the Texas sales tax liability remained unresolved, but this lender was willing to consider this loan pending that these matters were fully resolved to their satisfaction. Because the Company is in the early stages of diligence with its potential new senior lender and since the State of Texas is in the lengthy process of reviewing the Company’s request for relief on a portion of the sales tax obligation, both matters remain unresolved as of the date of this Report, and the Company has not secured a commitment from a new lender for financing its real estate. As of the date of this Report, the outstanding balance of the East West Bank and Jardine Capital Corporation debt totaled approximately, $2,119,000 and $546,000, respectively.

The total debt outstanding combined with the Company’s previously reported fiscal year 2012 operating results and the issues identified in the sales tax audit of PCI have created challenges in securing new financing. The Company has been told by its prospective new senior lender that the new loan can be closed by mid-September 2012, if no additional matters are identified during diligence. The Company is not aware of any matters that would prevent it from closing on this new loan and anticipates this loan will provide sufficient proceeds to settle its debt with Thermo. The terms of this new loan, as outlined in the term sheet, contemplate a slightly higher cost of financing under the new loan as compared to the Company’s current loan with Thermo, but these terms will continue to be negotiated through the final loan documents. The Company can provide no assurance that it will be able to close this new loan or that it would be able to find an alternate lender to provide a similar amount of financing against the Company’s assets or that such financing will be sufficient to settle its obligation to Thermo. No assurance can be provided that Thermo will provide any further extension of the maturity date or that Thermo will not take action against the Company and the underlying collateral if the Company cannot pay off the Thermo loan on or before the August 31, 2012 maturity date. Further, it is unlikely the Company will be able to re-finance its current real estate debt until such time as its senior debt obligation with Thermo is settled and a new senior loan facility is in place, and no assurance can be provided that these lenders will not take action against the Company and the underlying real estate collateral. Further acceleration or collection actions taken by Thermo, either real estate lender or the State of Texas prior to the Company being able to secure the new financing would likely result in the Company being forced to seek protection from its creditors or turn over its collateral, which in the case of Thermo, collectively comprises all of the assets of the Company.

The Company has recorded charges of approximately $2,191,000 as a result of the State of Texas (the “State”) sales and use tax audit of PCI, as discussed above. In June 2012, the audit was completed and the Company was noticed that its sales and use tax obligation to the State, which was due and payable on July 23, 2012. Since the Company did not have the means to pay the entire tax obligation by that date, the Company petitioned the State for a redetermination hearing related to the PCI sales and use tax audit on July 9, 2012. The redetermination letter submitted to the State included a request for a re-payment agreement and a waiver of penalty and interest among other items. As of the date of this Report, a final hearing date has not been set by the State, but the Company is currently working on submitting the necessary documentation to the State related to the redetermination hearing process. The Company can provide no assurance the sales and use tax obligation will be reduced, a re-payment agreement will be executed or a waiver of penalty and interest will be granted by the State. Specifically, if a payment plan is not granted by the State as a result of the redetermination hearing, the Company would be unable to pay the tax obligation without securing additional debt financing which cannot be assured (see Note 8 – “Accrued Expenses and Other Current Liabilities” and Note 9 – “Texas Sales and Use Tax Obligation” for further discussion on the Texas sales and use tax audit accruals).

The Company has been advised by counsel that it can seek recovery of taxes that were not billed or collected from its customers and suppliers beginning in January 2006 and intends to make every reasonable effort to pursue the collection of such taxes. The underlying unbilled and uncollected sales tax due and legally recoverable from all of PCI’s customers and suppliers is approximately $1,270,000. Based on a detailed review of all currently available cellular billings from August 2006 through October 2009, and a review of certain equipment sales invoices from January 2006 through October 2009, the Company has determined that its top 50 customers comprise approximately $450,000 of the unbilled sales taxes that the Company will pursue for recovery. There can be no assurance that the Company’s recovery efforts will be successful, nor can the Company estimate an amount of recovery expected from such efforts at this time.

The Company has been focused on improving its operating results to attract new lenders to the Company since it became aware of Thermo’s intent to accelerate the Company’s senior debt earlier in calendar year 2012. The improved operating results during the Company’s 4th quarter ending May 31, 2012 compared to the operating results of its 3rd quarter ending February 29, 2012 is primarily the result of price increases implemented on certain services and fees billed to the Company’s cellular subscriber base, intentional cost reduction measures taken in all areas of the Company and limits imposed on the number of subsidized handsets sold to new and existing cellular subscribers. Along with the closing of four Hawk branded stores in June 2012 and the sale of the two-way business in August 2012, these actions are part of the Company’s overall strategic plan to transition the business away from its declining cellular services business to a focus on large scale wholesale distribution of cellular phones and accessories. This transition to a new business model has been slowed by the Company’s lack of available working capital to invest in the additional inventory and other resources required to improve sales and margins in the wholesale business. The current focus has been on improving short term profitability to provide comfort to the various lenders that have been approached about providing the needed new financing. The Company is continuing to see erosion in cellular services revenues and profits due to continued losses of subscribers while, although limited, it is incurring the added costs of activating new cellular subscribers and upgrading existing subscribers to new phones to keep them as customers to maintain as many cellular subscribers as it can during the remaining term of its distribution agreement with AT&T (agreement expires November 2014). Due to the greatly increased subsidies required by offering the iPhone, subscribers choosing to activate an iPhone have a higher cost of acquisition, requiring a longer time to become profitable to the Company.

The Company’s plan is to enhance and expand its wholesale distribution business to improve profitability of the Company and believes that securing a variety of key supplier relationships over the past several months, including the agreement with TCT Mobile Multinational, Limited to sell and distribute their Alcatel One Touch branded cellular phones, and the hiring of key personnel with experience in large scale cellular equipment distribution provides a foundation upon which to expand the Company’s wholesale business. However, to be successful, the Company must solve its current liquidity issues and secure a new lender that is capable of providing the necessary continuing financing to fund this growth. No assurance can be provided the Company will be able to increase sales or margins in its wholesale business as a result of any of the distribution agreements it has secured even if the appropriate working capital is made available to the Company. Nor can there be any assurance provided that the wholesale business units can be grown quickly enough to provide sufficient earnings to offset the expected loss of earnings from the cellular business. Therefore, with new financing in place, the Company will be prepared to continue to reduce costs to the levels necessary to meet its financial obligations as they come due. Without new financing, the Company cannot meet its current financial obligations.

As a result of the above conditions and in accordance with generally accepted accounting principles in the United States, there exists substantial doubt about the Company’s ability to continue as a going concern.

Due to uncertainty in the application and interpretation of applicable state sales tax laws, we may be exposed to additional sales tax liability.

Since October 2010, the State of Texas (the “State”) has been conducting a sales and use tax audit of the Company’s subsidiary, PCI, covering the period from January 2006 to October 2009. On March 27, 2012, the Company received a summary of the errors identified by the State auditor on selected billing statements and invoices, which further included computations of these errors extrapolated over the respective total billings and purchases for the audit period. Based on the information provided by the State, the Company recorded a sales and use tax liability of approximately $1,850,000 including approximately $443,000 in penalties and interest that were expected to be assessed by the State in its 3rd quarter ending February 29, 2012 consolidated financial statements. On June 11, 2012, the Company received notice from the State the sales and use tax audit was complete. As a result of the final audit assessments provided by the State, the Company adjusted its sales and use tax liability related to the tax audit to reflect a total obligation of approximately $1,880,000, including approximately $466,000 in assessed penalties and interest. The sales and use tax assessed by the State, before penalties and interest, totaled approximately $1,414,000 for the tax audit period, and was comprised of approximately $6,000 of use tax related to fixed asset purchases, $126,000 of use tax due on various services purchased by the Company, $637,000 of under billed sales taxes related to cellular services billings and $645,000 of under billed sales taxes related to other billings. Based on the results of the recently completed Texas sales tax audit, the Company believes it may have additional financial exposure for certain periods following October 2009, the last month covered under the current sales tax audit, in the event that PCI is audited in the future by the State. Similar tax computations were applied to the Company’s cellular billings through November 2010, the point at which PCI made substantial system and process changes to correct these tax computations. Other sales and use tax issues have been identified during the course of the sales tax audit and were corrected at various dates thereafter. The Company has estimated its potential sales and use tax exposure to be between $311,000 and $437,000, including estimated penalties and interest of approximately $45,000 and $61,000, respectively, through May 31, 2012. This estimate covers all periods following the completed sales tax audit period through the date that each identified tax issue was corrected by the Company. Since the Company cannot predict the outcome of a future sales tax audit, it has recorded the low end of the estimated loss in its consolidated financials as of May 31, 2012. The Company’s estimate of the low end of the range of potential liability considered only the errors identified in the completed sales tax audit whereas the high end of the range was estimated using a conservative application of sales tax rates on the majority of the cellular services billed from November 2010, the end of the recently completed audit period, through October 2011, the month that the identified tax issues were remediated by the Company. The actual liability, as a result of a future tax audit, could fall outside of our estimated range due to items that could be identified during an audit but not considered by us. The Company currently does not have sufficient cash on hand to pay the assessed tax obligation and has currently requested the State for a redetermination hearing. If the Company is successful in securing financing on the tax obligation, the assets of the Company will likely become subject to a tax lien, which could have the effect of limiting our ability to secure new financing. If the Company is not successful in obtaining a payment plan with the State and cannot secure new debt financing, the Company would likely be unable to meet its tax obligation and might be forced to seek protection from its creditors. Furthermore, the State of Texas has noticed the Company that the entity, Teletouch Communications, Inc., will be subject to a sales and use tax audit scheduled to begin on October 15, 2012 and will cover the period June 1, 2008 through May 31, 2012. This will include a sales and use tax audit of the Company’s two-way business and corporate purchases. The Company does not anticipate the audit to be as complex as the PCI audit since the two-way business has significantly fewer transactions than the PCI business units. The previous sales and use tax audit assessment for Teletouch Communications, Inc. was approximately $47,000, including $11,000 in penalties and interest and covered the period June 1, 2004 through May 31, 2008. As of the date of this Report, the Company cannot predict the outcome of the future Teletouch audit and the amount of a potential obligation cannot be reasonable estimated. In addition, Teletouch can provide no assurance the results of the upcoming audit will be similar to its previous sales tax audit.

We are exposed to credit risk, collection risk and payment delinquencies on accounts receivable.

None of our outstanding accounts receivables are secured. Our standard terms and conditions permit payment within a specified number of days following the receipt of services or products. While we have procedures to monitor and limit exposure to credit risk on our receivables, there can be no assurance such procedures will continue to effectively limit collection risk and avoid losses. To date, our losses on uncollectible receivables have been within historical trends and expectations but due to continuing poor economic conditions, certain of our customers have faced and may face liquidity concerns and have delayed, and may delay or may be unable to satisfy their payment obligations. Additionally, a sizable number of our cellular subscribers have transferred their services to AT&T to purchase the iPhone or other services that we have not been allowed to offer until this fiscal year. Balances due to us by customers that transfer to AT&T have proven difficult to collect once their service has been established with AT&T directly. Both of these factors, among others, may have a material adverse effect on our financial condition and operating results in future periods.

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

Our future success depends on the ability to attract, retain and motivate highly skilled management, including sales representatives. To date, we have retained highly qualified senior and mid-level management team but cannot provide assurance that we will be able to successfully retain all of them, or be successful in recruiting additional personnel as needed. Our inability to do so will materially and adversely affect the business prospects, operating results and financial condition. Our ability to maintain and provide additional services to our customers depends upon our ability to hire and retain business development and technical personnel with the skills necessary to keep pace with continuing changes in telecommunications industry. Competition for such personnel is intense.

We are experiencing increasing competition in the marketplace for our cellular subscribers, and our primary competitor, AT&T, has significantly greater financial and marketing resources than us.

In the market for telecommunications products and services, we face competition from several major carrier competitors, but most notably from our primary supplier, AT&T. AT&T continues to develop and is expected to continue developing products and services that may entice our cellular subscribers to move their services to AT&T directly. If we are not able to participate in these products and services or even if these products and services are made available to the Company and we are unable to convince customers to remain with PCI over AT&T, we could continue to lose subscribers to AT&T and possibly at an accelerated rate in the future. Under the terms of our recent settlement with AT&T, the Company will receive compensation for subscribers that it loses to AT&T, but accelerated losses of subscribers would negatively affect our expected earnings. We cannot assure that we will be able to slow the rate of attrition of our cellular subscribers to AT&T or that AT&T will make any of its new products or services available to us in the future. AT&T has substantially greater capital resources, larger marketing staffs and more experience in commercializing products and services. The losses of our cellular subscribers to AT&T to date has had a material impact on our financial condition and if we are unable to slow the subscriber losses or develop new revenues and margins to offset these losses, we could be forced to make further significant cost reductions in the business to sustain our operations, which in turn may only accelerate our losses of revenues.

An accelerated reduction in our cellular subscriber base could have a material adverse effect on our business.

The launch of the iPhone in June 2007 and AT&T’s refusal to allow us sell the iPhone has resulted in a steady decline in our cellular subscriber base. This decline in our cellular subscriber base was accelerated as a result of the expiration of our primary DFW distribution agreement with AT&T in August 2009. If AT&T releases new products or services that are not made available to us, losses of cellular subscribers could continue or increase. If any of these products or services become of extraordinary demand or are required by consumers or businesses, the result could be an acceleration of cellular subscriber losses to AT&T. Although we maintain contracts varying from one to two years with our current cellular customers, the customer may voluntarily elect to transfer to another carrier, including AT&T, at any time and incur a penalty fee. Due to the recent settlement with AT&T, the Company will receive compensation for the subscribers it loses to AT&T until the expiration of the distribution agreement in November 2014. Although the Company will be paid for each lost subscriber, the transfer fee it will receive from AT&T will be less than the amount of compensation the Company would otherwise expect to receive if it retained the customer through the November 2014 expiration of the current distribution agreement with AT&T. Expenses related to our cellular operations will be required to be adjusted accordingly due to the expected declining subscriber base, but cellular revenues are predicted to decline to such a level that we will have to rely upon our wholesale distribution business to replace the revenue and income loss and to cover overhead costs. We can provide no assurance that our wholesale distribution business can ramp up quickly enough to generate sufficient revenue and profits to cover the predicted losses in the cellular business nor can we provide any assurance that that business unit could cover the losses sustained from a rapidly declining cellular subscriber base. We also can provide no assurance that our customers will continue to purchase products or services from us or that their purchases will be at the same or greater levels than in prior periods.

Our common stock is not traded on a national securities exchange.

Our common stock is currently quoted on the OTC Bulletin Board and is not heavily traded, which may increase price quotation volatility and could limit the liquidity of the common stock, all of which may adversely affect the market price of the common stock and our ability to raise additional capital.

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

The sale of our common stock as a result of transactions by our former parent company, TLLP may cause substantial dilution to our existing shareholders and the sale of these shares of common stock could cause the price of our common stock to decline.

In July 2011, the Company registered up to 20,499,001 shares of our common stock that may be sold into the market by certain shareholders that had purchased shares of our common stock from our former parent company TLLP. Included in this registration were 12,000,000 shares that were registered for TLLP. As a result of the transfer of the majority of TLLP’s holdings of Teletouch’s common stock on August 11, 2011 to allow TLLP to settle certain of its debt obligations, in October 2011, the Company registered up to 32,000,999 shares of our common stock that may be sold into the market by certain shareholders. Included in this registration were 25,000,000 shares transferred by TLLP to its lenders and 4,350,000 shares already held by these same lenders. The shares already registered may be sold immediately or over an extended period. Depending upon market liquidity at the time, sales of shares of our common stock by these shareholders may cause the trading price of our common stock to decline. These shareholders may sell all, some or none of those shares. The sale of a substantial number of shares of our common stock by these shareholders, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

We may issue additional equity or debt securities, which may materially and adversely affect the price of our common stock.

Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales may occur, could cause the market price of our common stock to decline. We have used, and may likely use or continue to use, our common stock or securities convertible into or exchangeable for common stock to fund working capital needs or to acquire technology, product rights or businesses, or for other purposes. If additional equity securities are issued, particularly during times when our common stock is trading at relatively low price levels, the price of our common stock may be materially and adversely affected.

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

Item 2. Properties

As of May 31, 2012, Teletouch owns an office building and warehouse distribution facility in Fort Worth, Texas and an office building and two-way radio service center in Tyler, Texas. In addition the Company operates nineteen combined retail and customer service locations under the “Hawk Electronics” brand. Seventeen of the combined retail and customer service locations are located in the DFW MSA, and two are located in San Antonio. All of these locations are leased with the exception of one retail store which is a part of the Fort Worth, Texas office building owned by the Company. In addition, Teletouch leases three two-way shops and leases transmitter sites on commercial towers, buildings and other fixed structures in approximately thirty different locations related to its two-way radio business. Furthermore, Teletouch also leases a suite at the Dallas Cowboys football stadium in Arlington, Texas. The Company’s leases are for various terms and provide for monthly rental payments at various rates. Teletouch made total lease payments of approximately $1,354,000 during fiscal year 2012 and is expected to make approximately $713,000 in lease payments during fiscal year 2013 related to its contractual leases and leases with month-to-month terms.

The Company believes its facilities are adequate for its current needs and that it will be able to obtain additional space as needed at reasonable cost.

Due to the downsizing of the Company’s cellular operations in June 2012 and the sale of the two-way business in August 2012, the Company currently operates 11 combined retail and customer service locations under the “Hawk Electronics” brand as of the date of this Report. Ten of the combined retail and customer service locations are located in the DFW MSA, and one is located in San Antonio. All of these locations remain leased with the exception of the retail store which is a part of the Fort Worth, Texas office building owned by the Company. Additionally, the real estate located in Tyler, Texas is included in the sale of the two-way radio business to DFW (as discussed in Item 1 above), contingent on the Company providing a satisfactory environmental report on the property. This environmental study is in process and expected to be completed within 60 days of the closing of the foregoing asset disposition. If acceptable, this real estate will be sold at that time. In the interim, the Company is leasing this building and land to DFW until such time as the sale of this real estate can be completed.

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

Under terms of the Agreement, the parties executed mutual releases of claims against each other and agreed to file a stipulation of dismissal in connection with the pending litigation matter.  Under the Agreement, the Company agreed to, among other things, (i) purchase a perpetual license from Hawk to use the trademark “Hawk Electronics” for $900,000 payable in installments through July 2013, and (ii) assign to Hawk the right and interest in the domain name www.hawkelectronics.com.  In exchange, Hawk agreed to, among other things, allow the Company to continue using the domain name www.hawkelectronics.com in exchange for a monthly royalty payable to Hawk beginning August 2013. As of the date of this report, the Company has made total payments of $800,000 against this license agreement with the most recent payment of $100,000 made on July 1, 2012.

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

AT&T Binding Arbitration: In late June 2007, Apple, Inc. introduced the iPhone to the United States in an exclusive distribution and wireless services partnership with AT&T. AT&T was at the time the only authorized carrier provider for the iPhone. Since that time, AT&T refused to allow the Company to sell the iPhone as well as other products and services, despite AT&T’s contractual obligation to do so under its previously executed distribution agreements between AT&T and the Company. Furthermore, the Company asserted that AT&T continued to make direct contact with Company customers and aggressively marketed, advertised and promoted the iPhone and other AT&T exclusive products and services to Company customers in an attempt to induce them to switch to AT&T.

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

Other Matters: On November 3, 2011, a patent infringement action was filed in the U.S. District Court for the Eastern District of Texas, by GeoTag, Inc. v. Eye Care Centers of America, Inc., et al., which named the Company and numerous others, alleging that features of certain of the defendant’s e-commerce websites infringe U.S. Patent No. 5,930,474, entitled “Internet Organizer for Accessing Geographically and Topically Based Information.” Specifically, the infringement claim states that the Company’s store locator tool on its website violates this GeoTag patent. As the plaintiff, GeoTag is seeking relief including damages for the alleged infringement, costs, expenses and pre- and post-judgment interest and injunctive relief. As of the date of this Report, the Company has learned that this patent litigation is one of at least 20 such actions brought thus far by GeoTag and has resulted in over 400 companies across the United States being named in various similar suits, including many corporations and retail chains much larger than Teletouch, such as, Best Buy, Nordstrom, Starbucks, Target, 7-Eleven, Inc., Bally Total Fitness Corp., Hallmark Cards, Inc., Rolex, American Greetings Corporation, Guitar Center, Inc., Crabtree & Evelyn, Merle Norman Cosmetics, Sephora USA, Inc., Great Clips, Inc., The Body Shop, Yellow Book and numerous others. Microsoft Corp. and Google, Inc. have brought a joint action against GeoTag to invalidate the so-called “474 patent.” As of the date of this Report, the U.S. District Court for the Eastern District of Texas has entered a scheduling order setting this case for trial on October 7, 2013. The Company denies that it is violating GeoTag’s patent, and intends to vigorously defend the matter.

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

Item 4. Mine Safety Disclosures

Not applicable.

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

	Common Stock
	High	Low
Fiscal Year 2012
1st Quarter	$0.63	$0.46
2nd Quarter	0.83	0.45
3rd Quarter	0.80	0.46
4th Quarter	0.65	0.34
Fiscal Year 2011
1st Quarter	$0.55	$0.30
2nd Quarter	0.52	0.40
3rd Quarter	0.51	0.11
4th Quarter	0.55	0.35

As of August 21, 2012, 49,919,522 shares of common stock were issued, and 48,742,335 shares of common stock were outstanding. As of that same date, 7,174,820 options to purchase common stock were outstanding. The common stock is the only class of stock that has voting rights or that is traded publicly. As of August 21, 2012, there were 47 holders of record of the Company’s common stock based upon information furnished by Continental Stock Transfer & Trust Company, New York, New York, the Company’s transfer agent and TLL Partners, LLC recent sales of Teletouch common stock. The number of holders of record does not reflect the number of beneficial holders, which are in excess of 650, of Teletouch’s common stock for whom shares are held by banks, brokerage firms and other entities.

Teletouch has never paid any cash dividends nor does it anticipate paying any cash dividends from cash generated by its operations in the foreseeable future.

Issuer Purchases of Equity Securities

During the fourth quarter of fiscal year ended May 31, 2012, there were no repurchases made by us or on our behalf, or by any “affiliated purchaser,” of shares of our common stock, nor were there any sales of the Company’s unregistered securities during the same fiscal period.

Item 6. Selected Financial Data

(in thousands, except per share data)

	2012	2011	2010	2009	2008

Service and installation revenue	$16,874	$20,575	$25,943	$27,210	$28,902
Product sales revenue	17,544	19,849	26,016	18,647	25,621
Total operating revenues	34,418	40,424	51,959	45,857	54,523
Operating expenses (1)(2)(3)	28,098	40,545	47,981	45,185	51,539
Income (loss) from operations	$6,320	$(121)	$3,978	$672	$2,984
Debt termination fee (4)			-	-	(2,000)
Interest expense, net	(1,880)	(2,227)	(2,261)	(2,330)	(3,895)
Other	-	-	167	-	-
Income (loss) from operations before income tax expense(1)(2)(3)(4)	4,440	(2,348)	1,884	(1,658)	(2,911)
Income tax expense	270	153	284	264	164
Net income (loss)	$4,170	$(2,501)	$1,600	$(1,922)	$(3,075)

Basic income (loss) per share of common stock	$0.09	$(0.05)	$0.03	$(0.04)	$(0.06)

Diluted income (loss) per share of common stock	$0.08	$(0.05)	$0.03	$(0.04)	$(0.06)

Total assets	$14,289	$16,411	$21,684	$24,356	$28,569

Current portion of long-term debt	$10,932	$4,439	$1,412	$1,313	$11,527

Long-term debt	-	10,181	14,487	15,103	8,629

Total long-term debt	$10,932	$14,620	$15,899	$16,416	$20,156

(1)	In June 2007, the Company recognized a one-time, non-cash gain of approximately $3,824,000 from the forgiveness of certain trade payable obligations to AT&T after reaching a settlement over disputed roaming charges.
(2)	In November 2011, the Company and AT&T entered into a settlement and release agreement where the parties agreed to settle all their disputes subject to the arbitration proceedings. As a result of the settlement, the Company recorded a $10,000,000 gain in its consolidated financial statements (see Note – 2 “Settlement and Release Agreement with AT&T” for more information on the gain recorded as a result of the settlement).
(3)	The Company recorded charges of approximately $2,191,000 as a result of PCI’s completed Texas sales and use tax audit in June 2011 (see Note – 8 “Accrued Expenses and Other Current Liabilities” and Note 9 – “Texas Sales and Use Tax Obligation” for further discussions on the charges recorded in the Company’s consolidated financials related to the Texas sales and use tax audit).
(4)	In May 2008, the Company was successful in negotiating the termination of the Transaction Party Agreement with Fortress Credit Corporation, PCI's former senior lender, for a $2,000,000 payment.

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

On August 11, 2012, the Company sold its two-way business to DFW Communications, Inc. (see Note 20 – “Subsequent Event” to the consolidated financial statements for more information on the sale so the two-way business).

Executive Summary

Overview

We are a leading regional provider of wireless telecommunications products and services. For over 48 years, Teletouch has offered a comprehensive suite of wireless telecommunications solutions, including cellular, two-way radio, GPS-telemetry and wireless messaging. Note: On August 11, 2012, the Company sold its two-way business to DFW Communications, Inc. (see Note 20 – “Subsequent Event” to the consolidated financial statements for more information on the sale of the two-way business).

Today, Teletouch is a primary Authorized Services Provider and billing agent of AT&T products and services to consumers, businesses and government agencies, operating a chain of 11 retail and authorized agent stores in North, East and Central Texas under its “Hawk Electronics” brand, in conjunction with its direct sales force, call center operations and various retail eCommerce websites including: www.hawkelectronics.com, www.hawkwireless.com and www.hawkexpress.com.

Through its wholly owned subsidiary, Progressive Concepts, Inc., Teletouch operates a national distribution business, PCI Wholesale, primarily serving Tier-1 (AT&T, T-Mobile, Verizon, Sprint) cellular carrier agents, Tier-2, Tier-3 and rural carriers, as well as auto dealers and smaller consumer electronics retailers, with product sales and support available through www.pciwholesale.com and www.pcidropship.com, among other B2B oriented websites.

Although the Company had net income of approximately $4,200,000 and earnings per share (fully diluted) of $0.08, with a fourth fiscal quarter EBITDA of approximately $910,000 and net income of $160,000, the Company has experienced significant liquidity and going concern issues, primarily as a result of the acceleration of its debt obligations by its senior lender, Thermo Credit, LLC (“Thermo”), the maturity of its mortgage debt with East West Bank (“East West”) and Jardine Capital Corporation (“Jardine”) and the State of Texas (the “State”) sales and use tax audit assessment related to PCI’s recently completed sales tax audit. As of the date of this Report, the Company’s current senior and mortgage debt obligations total approximately $9,740,000 and the sales tax liability remains estimated at $2,191,000. The Company has been working to secure a new lender since learning early in calendar year 2012 of Thermo’s intent to accelerate the senior revolving debt. The acceleration of this debt came shortly after the November 2011 settlement of the Company’s litigation against AT&T and during a period when the Company planned focus and invest in growing its cellular subscriber base and maximize the value of the extended distribution agreement with AT&T negotiated under the terms of the settlement. During the over 2 year period of litigation, the Company experienced a significant loss of cellular subscriber and related revenues. With the acceleration of the debt and the required pre-payments on the Thermo debt, the Company no longer had the cash available to make these investments in acquiring new subscribers through expanded distribution locations and additional investment in subsidized cellular phones for each new subscriber. Even with a limited number of activations of the then heavily subsidized iPhone, among other operational challenges, the operating results of the Company suffered in the 3rd quarter of fiscal 2012. These weak operating results for the 3rd quarter created challenges in attracting new lenders willing to extend sufficient credit to the Company to retire the Thermo debt. During the 4th quarter of fiscal 2012, a new program was introduced by AT&T under which the Company was reimbursed for almost half of the subsidy required on the iPhone. This AT&T reimbursement program, combined with implementation of more stringent policies by the Company for a customer to qualify for an iPhone, certain price increases implemented on certain charges billed to the cellular subscriber base and tighter cost controls resulted in significant improvement in the operating results for the 4th quarter. These improved operating results along with the Company’s engagement of Bryant Park Capital Securities, Inc. to assist in locating new lender resulted in several opportunities to present to prospective lenders and several expressions of interest from these lenders.

On August 1, 2012, the Company executed a term sheet with a potential new senior lender and is currently working with the lender through the due diligence process. The proceeds from this new revolving credit facility are expected to be sufficient to settle the Company’s debt obligation with Thermo which is approximately $7,075,000 as of the date of this Report. However, the Company can provide no assurance that it will be able to consummate the financing or if it does will be completed under the terms and provisions favorable to it. Because the Company is in the early stages of diligence with its potential new senior lender and since the State of Texas is in the lengthy process of reviewing the Company’s request for relief on a portion of the sales tax obligation, both matters remain unresolved as of the date of this Report and the Company has not secured a commitment from a new lender for financing its real estate. As of the date of this Report, the outstanding balance of the East West Bank and Jardine Capital Corporation debt totaled approximately, $2,119,000 and $546,000, respectively.

While working through these liquidity and debt issues, the Company has also been focusing on the current and future profitability of its cellular and wholesale distribution business units while deciding to divest its legacy two-way radio and public safety equipment business during the 4th quarter of fiscal 2012 due to ongoing losses and the opportunity to raise additional cash from this sale to pay down the Thermo debt. The sale of the two- way business was completed on August 11, 2012 and provided approximately $1,001,000 to pay down the Thermo debt.

Earnings from the Company’s core cellular business improved in the 4th quarter of fiscal 2012 due to certain price increases implemented in March 2012 on certain of the Company’s services and fees billed to its cellular subscriber base. With the exception of the 4th quarter, earnings in the cellular have eroded during fiscal 2012 due to the inability to add a sufficient number of new cellular subscribers to offset the continued attrition of cellular subscribers following its completion of the litigation with AT&T in November 2011. Under the provisions of this settlement with AT&T, the Company can no longer transfer cellular subscribers from AT&T, which has negatively impacted new subscriber additions. The increasing cost of cellular handsets and the related subsidies required to be competitive with AT&T, particularly related to the iPhone, has forced the Company to limit the number of subscriber activations due to the current liquidity challenges at the Company and the immediate impact on earnings caused by this increasing phone subsidy. Although these matters were partially anticipated by the Company when the settlement was reached with AT&T, the Company expected growth in its other business units to cover some or all of this additional investment in its cellular business until such time as the recurring cellular revenues increased to a level to cover the additional monthly cost of adding incremental new subscribers.

With the limitations that the Company is currently facing to grow its cellular business, the Company has decided to concentrate its efforts on expanding its wholesale distribution business in an attempt to improve profitability during fiscal year 2013. In June 2012, the Company was successful negotiating a multi-year national distribution agreement with TCT Mobile Multinational, Limited, an international cellular handset manufacturer. In addition, the Company has secured several exclusive geographic distribution agreements to sell cellular accessory and car audio product lines. The Company believes these selective distribution agreements will help improve margins and volume more rapidly in its wholesale business.

Over the past year, the Company had identified a number of potential acquisition targets, but with the Company’s current debt obligations, the Company will not be able to complete a possible acquisition until the refinancing of the Company’s debt is complete. With the AT&T distribution agreements expiring in November 2014 and the subscriber base transferring to AT&T along with the related recurring revenues, the Company will be focused on developing its wholesale distribution business throughout fiscal year 2013 through the recently executed distribution agreements. In addition, the Company will continue to concentrate on controlling its corporate overhead expenses and managing costs within its businesses to maximize its profit margins and satisfy its debt obligations.

Discussion of Business Strategy by Operating Segment

Cellular Operations

Since the expiration of the Company’s largest distribution agreement with AT&T, which included the Dallas / Fort Worth, Texas MSA in August 2009 and the subsequent arbitration proceeding against AT&T, the Company concentrated on servicing its existing subscriber base and focused on minimizing the subscriber attrition rate as much as possible. In addition, the Company launched new cellular services and products with other national cellular carriers to help offset the loss of revenues from its declining AT&T subscriber base. The Company did not have the success it anticipated from these new carrier services and product lines and subsequently terminated the agreements with each of the respective carriers.

Following the execution of the settlement and release agreement with AT&T (the “Agreement”) on November 23, 2011, the Company planned to expand its business with AT&T as an Authorized Service Provider and Exclusive Dealer. Under the Agreement, AT&T amended and renewed a 3 year distribution agreement for the Company’s current and prior market areas, executed a new 6 year Exclusive Dealer agreement which runs co-terminously with the distribution agreement for the first 3 years and gave PCI the right and authorization to sell, activate and provide services to Apple iPhone and iPad models, both as an exclusive AT&T Distributor and Dealer. As a result of the Agreement, the Company began to focus its efforts on increasing its cellular subscriber base, in order to generate greater profits from its recurring revenue cellular billings. As a component of these efforts, the Company had planned to open new retail-styled service outlets in Austin and Houston, Texas, as well as augment its current store base in San Antonio and Tyler, Texas. To date, the Company’s efforts have not been successful, primarily due to the limited resources that are now available to market its products and services in this fashion. In addition, many of the planned marketing efforts, including advertising in regional newspapers, radio, cable and on the internet have been put on hold. Given the increasing cost of cellular handsets, particularly the iPhone, the Company, has limited the total number of upgrades and new activations since the Company subsidizes a significant portion of the customer’s cost of the phone. Through the entire 3rd quarter, the Company absorbed 100% of the required subsidy on the iPhone and a significant portion of the subsidy on other phone models, but beginning in April 2012, AT& T supplemented the distribution agreement and agreed to reimburse the Company for almost half of the required subsidy on the iPhone. Although this program is subject to change, the subsidy reimbursement on the limited number of iPhones sold by the Company in April and May 2012 was approximately $73,000. As long as this program is in place, the Company can begin to financially justify activating a higher number of iPhones. Additionally, subscriber attrition has remained at a higher level than forecast as subscribers continue to transfer service to AT&T for various reasons, including more access to AT&T-owned and agent locations in the markets where we operate today, and the greater product selection such outlets provide. Ultimately, without the ability to advertise the Company’s brand message adequately, many customers and prospective customers remain unaware of the products we do have, the services we provide, or the relatively limited number of destination outlets in our markets. The combination of lower than expected activations and higher than expected customer attrition has caused the Company’s cellular subscriber base and related revenues to continue to decline.

In fiscal year 2013 and through the expiration of the distribution agreement in November 2014, the Company will closely monitor the number of subscribers remaining in its cellular subscriber base and will continue to focus on increasing the number of subscribers to maximize the transfer fees negotiated as part of the settlement with AT&T that will be paid to the Company through the expiration of distribution agreement. As of May 31, 2012, the Company has earned approximately $267,000 in transfer fees from AT&T related to approximately 1,780 subscribers that transferred their service from PCI to AT&T through that date. In addition, the Company will continue to monitor the overhead expenses related to its cellular operations. After analyzing the profit margins and customer statistics related to each Hawk retail store, the Company closed four under-performing stores in June 2012 and reduced the hours of operations for the remaining retail stores. Additionally, and as result of this review, several of the remaining retail stores were identified as having excess space or too high of operating cost and will be relocated to smaller retail locations as soon as new locations can be leased. These store relocations are expected to be completed sometime in the 2nd fiscal quarter 2013 and are expected to result in over $100,000 in savings annually.

Wholesale Business

Beginning in fiscal 2010 and continuing into fiscal 2011, the Company increased its cellular handset brokerage business by selling to volume buyers both domestically and internationally. Initially the Company primarily brokered phones manufactured by Research In Motion, better known as the manufacturer of Blackberry® cellular handsets. This brokerage business significantly contributed to the product sales for the Company’s wholesale business for the previous two fiscal years and through November 30, 2011. After the Company entered into the settlement agreement with AT&T in November 2011, the Company is no longer allowed to sell AT&T-branded cellular phones to customers that are not subscribers of AT&T cellular services, with the exception that the Company is allowed to sell a relatively small amount of overstocked or obsolete handsets to other customers. In June 2012, the Company secured a multi-year national distribution agreement with TCT Mobile Multinational, Limited, a major international handset manufacturer, to sell Alcatel One Touch branded handsets. The Company has been anticipating the completion of this distribution agreement and expects substantial growth in the wholesale operations due to the sale of the Alcatel handsets to Tier 2 and Tier 3 wireless carriers or operators in the United States. The initial purchase order for Alcatel handsets was placed in August 2012, and this inventory is expected to arrive toward the end of September 2012. The Company has been marketing these handsets and providing samples to prospective customers since the agreement was signed and has received strong interest in the products, but no firm orders to date.

Although, the Company anticipates the majority of the planned growth in its wholesale business to be driven by sales of cellular handsets, it will also continue to offer a variety of cellular accessories and car audio equipment. Effective March 23, 2011, the Company obtained a Master Distributor Agreement with AFC Trident, Inc. (“Trident”), which allows the Company to sell high quality cellular phone accessories exclusively in certain states. In January 2012, the Company expanded its relationship with Trident and extended the term of the Master Distributor Agreement through May 31, 2016. In addition, in April 2012, the Company finalized a comprehensive distribution agreement with Monster Digital, an innovator and developer of advanced memory storage solutions under which Teletouch has become the exclusive U.S. Authorized Distributor of its full line of SD and MicroSD cards in the Tier 1 and Tier 2 wireless carrier indirect distribution channels, all Tier 4 and Tier 4 rural carrier, company owned and indirect retail distribution channels, as well as for certain exclusive accounts. Furthermore, during the 4th quarter of fiscal year 2012 and through the date of this Report, the Company has obtained a variety of exclusive geographic distribution agreements to sell car audio product lines, such as Cerwin Vega and Cadence and cellular accessory product lines that include Boston Amplifier, Pure Gear, Aerovoice, Wilson Electronics and Parrot.

By obtaining a variety of different exclusive distribution agreements, the Company plans to evaluate each product line and focus its attention on the product lines that can be quickly introduced to the market, can be distributed in volume and provide acceptable profit margins in fiscal year 2013 and beyond. Manufacturer support in launching these products and in enforcing market pricing and territory restrictions will be very important in the success of any of these product lines. In addition, the Company will continue to evaluate new product lines for future integration with the Company’s existing wholesale product lines and eliminate any lines that are not successful. The wholesale cellular and car audio industry is a highly competitive business, and it is critical the Company maximize its profits on the product lines that sell the best.

Two-Way Radio Operations

Teletouch’s long-term relationships and reputation with the various governmental entities over its roughly 48 year presence in East Texas has allowed the Company to secure a majority of the governmental business in this market. As a complement to and embedded in its two-way radio segment, the Company began selling public safety equipment in late 2007 under several master distributor agreements with its suppliers. The product lines include various aftermarket accessories that are added to vehicles in the public safety industry, but primarily include light bars, sirens and in-vehicle consoles and accessories.

In fiscal year 2011, the Company was successful in expanding its two-way business in different markets by focusing on government entities and business customers in the DFW area that are long-term cellular customers of PCI. During fiscal year 2011, the Company focused on expanding the distribution of these product lines to other markets by cross-training existing sales personnel in those other markets as well as by opening new distribution points in those markets. In addition, the Company worked with its manufacturers to secure approval to sell these products into other protected markets and to potentially acquire other existing distribution in these markets. During fiscal year 2012, the Company continued to focus on expanding its two-way business beyond the East Texas and DFW market areas primarily through the Product Safety Equipment (“PSE”) business.

In September 2010, Teletouch was awarded a multi-year contract with the General Services Administration (“GSA”) initially for the Company's comprehensive product line of public safety, emergency vehicle lighting and siren equipment manufactured by Whelen Engineering, Inc. The GSA contract number is GS07F0024X. The contract allows the Company the opportunity to compete in the public and emergency products category nationwide, allowing federal, state and / or local government agencies to purchase items from the Company’s public safety product line quickly and cost effectively. In addition, the contract enables the Company to streamline its purchasing process for its current government customers and will allow the Company to serve new customers around the country in the same manner. Furthermore, in the near future, the Company expects to offer additional products and services from its other vendors through the GSA. The GSA Schedule is a government-wide procurement system. Teletouch will be providing all government agencies with the contracted "best value" pricing, as well as simplifying procurement for its products and services. When government agencies place orders with Teletouch, it will allow the agencies to fulfill their bidding and quote comparison requirements, without having to solicit multiple bids, which will increase overall purchasing efficiency and lower costs. The GSA contract award criteria was stringent, and Teletouch was evaluated on its overall quality, pricing, financial, corporate stability and customer references. Teletouch's public safety products fall under Schedule 84, which includes Total Solutions for Law Enforcement, Security, Facilities Management, Fire, Rescue, Clothing, Marine Craft and Emergency / Disaster Response. The Company’s contract with the GSA was effective on October 1, 2010, for an initial period of five years, with the GSA having the option to extend the contract for three additional 5-year periods.

In addition, during fiscal year 2011, the Company pursued contracts with other agencies in an effort to sell its public safety product line with city, county and state government agencies which do not procure their products through the GSA system. In March 2011, the Company was approved to have its two-way radio and emergency vehicle products listed on BuyBoard®, a website operated by the Local Government Purchasing Cooperative, an administrative agency in the State of Texas tasked with identifying and approving qualified vendors, products and services for purchase by all cities, counties and schools in the State. In late fiscal year 2011, the Company was notified of being awarded a Texas Multiple Award Schedule (“TXMAS”) contract by the State of Texas which allows the Company to sell its products to all State agencies and authorized local public entities. The TXMAS contract number is 11-84060. Both BuyBoard® and TXMAS provide additional means for the Company’s products to be purchased by public entities in the State of Texas without being subjected to the lengthy bidding process required to purchase these products from other non-approved companies in the State. These alternative sales outlets allow government agencies to purchase products in the same cost effective manner as if they were utilizing the GSA system. Sales under these contracts during fiscal year 2011 were not material to the two-way business unit but the Company saw an improvement of in sales under these contracts in fiscal year 2012 primarily from sales to the Texas Department of Transportation and City of Fort Worth.

In June 2012, the Company concluded that its long standing two-way business was no longer aligned with the Company’s strategic growth plans and therefore made a decision to sell this business. The Company also needed to make certain payments against its debt obligations with Thermo Credit, which were negotiated in Waiver and Amendment No. 5 to the Loan and Security Agreement in February 2012. Although the Company had been successful growing the revenues of this business primarily through the sales of public safety equipment through its federal and state contracts, the profit margins on these additional sales were not sufficient to offset the direct costs of operating this business unit. In addition, the recent expansion of activities in this business unit had also put additional demands on corporate resources, both working capital and personnel resources, which were detracting from the Company’s focus on transitioning to become a large scale wholesale distributor of cellular and car audio equipment. During fiscal 2012, the two-way business represented approximately 29% of the Company’s operating revenues and had grown its revenues by approximately 109% from the prior fiscal year. However, the two-way business generated operating losses in both fiscal years 2011 and 2012. With the Company’s strategic focus on growing its wholesale business and the limited remaining resources available to allocate to managing the two-way business to profitability, it was concluded that it was in the Company’s best interest to sell this business.

On August 11, 2012, the Company and DFW Communications, Inc. (“DFW”), a local competitor to Teletouch in the Dallas / Fort Worth, TX MSA, entered into an Asset Purchase Agreement (“APA”), where DFW acquired and took possession of substantially all of the assets associated with the two-way radio and public safety equipment business, such assets including, among other things, certain related accounts receivable; inventory; fixed assets (e.g. fixtures, equipment, machinery, appliances, etc.); supplies used in connection with the business; the Company’s leases, permits and titles and certain FCC licenses held by the Company. DFW also assumed certain obligations, permits and contracts related to the Company’s business. Subject to certain working capital adjustments, DFW agreed to pay, at closing, as consideration for the assets of the Company an amount in cash equal to approximately $1,469,000, $168,000 of which is allocated to certain designated suppliers’ payments and $300,000 of which is allocated to real estate and goodwill. The parties to the APA further designated approximately $767,000 for working capital purposes, such amount consisting of, among other things, aged accounts receivable and inventory as of the effective date of the APA. This includes a working capital adjustment provision that provides for no more than $200,000 of post-close working capital adjustments to be charged to the Company in the event of any material accounts receivable or inventory deficits. The foregoing disposition of the Company’s assets, excluding the sale of the real estate, closed on August 14, 2012, having been reviewed and approved by the Company’s Board of Directors on August 10, 2012. On the August 14, 2012 closing, the Company received approximately $1,169,000 in cash consideration from DFW for all of the assets of the two-way radio and public safety equipment business, excluding the building and land located in Tyler, Texas. These proceeds were used by the Company to pay down its debt with Thermo and settle certain accounts payable related to the business. The real estate to be sold in conjunction with this transaction will close at a later date if the Company can provide a satisfactory environmental report to the buyer’s bank. The Company will receive the approximately $300,000 remaining due of the purchase price upon the closing the real estate portion of this transaction. The environmental study is in process, and the Company expects that it should have a report to present to the DFW’s bank within 60 days. In the interim, the Company is leasing the building and land in Tyler, Texas to DFW.

Results of Operations for the fiscal years ended May 31, 2012 and 2011

Overview of Operating Results for fiscal years 2012 and 2011

The consolidated operating results for the fiscal years ended May 31, 2012 and 2011 are as follows:

(dollars in thousands)	Year Ended May 31,		2012 vs 2011
	2012	2011	$ Change	% Change
Operating results
Service and installation revenue	$16,874	$20,575	$(3,701)	-18%
Product sales revenue	17,544	19,849	(2,305)	-12%
Total operating revenues	34,418	40,424	(6,006)	-15%
Cost of service, rent and maintenance (exclusive of depreciation and amortization)	5,339	6,047	(708)	-12%

Cost of products sold	16,662	18,311	(1,649)	-9%

Other operating expenses	14,484	16,187	(1,703)	-11%

Texas sales and use tax audit assessment	1,880	-	1,880	100%

Gain on settlement with AT&T	(10,267)	-	(10,267)	100%

Income (loss) from opertaions	$6,320	$(121)	$6,441	5323%
			-
Net income (loss)	$4,170	$(2,501)	$6,671	267%

The Company recorded net income for fiscal year 2012 compared to a net loss in fiscal year 2011 primarily due to the execution of the settlement agreement with AT&T in November 2011. The Company recorded a $10,000,000 gain offset by $1,400,000 in accrued bonuses related to the successful settlement of the litigation against AT&T in the second fiscal quarter. Although the Company recorded net income in the twelve months ended May 31, 2012, it experienced underlying operating losses of approximately $4,700,000 for the same period due to a decrease in net income from its cellular business, an increase in operating losses from its wholesale and two-way businesses and recording Texas sales and use tax audit accruals of approximately $2,191,000.

The Company’s cellular operations experienced an approximately $1,907,000 decrease in net income in fiscal year 2012 compared to fiscal year 2011. This is primarily due to a loss of approximately 10,000 cellular subscribers, or a 21% decrease of its cellular subscriber base since May 31, 2011. The revenue impact of these subscriber losses was partially offset by certain price increases implemented by the Company in March 2012 on certain services and fees billed to the cellular subscriber which increased billings and revenues by approximately $291,000 during the 4th quarter. Of the approximately 10,000 cellular subscribers lost since May 31, 2011, approximately 5,100 of those subscribers were lost to AT&T and of these, approximately 1,900 subscribers transferred to AT&T to purchase the iPhone. These significant losses of cellular subscribers to AT&T were the basis for our litigation against AT&T. Due to the amended and renewed distribution agreements with AT&T and the authorization to sell, activate and provide services to Apple products as a distributor, the Company is shifting its focus on enhancing its profit margins on its cellular service revenues by increasing its cellular subscriber base in all markets but to date this has not materialized. The Company continued to lose subscribers since the litigation due to normal subscriber attrition, the lack of customer demand and the Company scrutinizing the acquisition of new customers and existing customer phone upgrades due cost of subsidizing the cost of phones, primarily the iPhone. The Company will concentrate on acquiring new customers and retaining existing customers that will generate the greatest profits prior to the expiration of the agreement with AT&T in November 2014.

The Company’s wholesale business unit experienced an increase in operating losses of approximately $600,000 for fiscal year 2012 compared to fiscal year 2011. The increase in losses is directly related to the decrease in sales related to car audio and car dealer expediter products as well as a decrease in traditional sales of cellular handsets to small to mid-size electronic retailers.

The Company’s two-way operations experienced an increase in operating losses for fiscal year 2012 compared to fiscal year 2011 year even though it recorded an increase in revenues of approximately $5,200,000 year over year. The increase in two-way revenues was attributable to the sale of public safety equipment to government entities. The low margin PSE sales only partially offset the decrease in traditional two-way radio equipment sales and profit margins.

The Company was able to offset a portion of the overall decrease in profits from its three business segments for fiscal year 2012 compared to fiscal year 2011 due to the cost reduction measures it took in fiscal year 2011. The Company restructured its business units to align its costs with the reduction in revenues. Throughout fiscal year 2012, the Company realized the prior fiscal year’s reduction in operating expenses of approximately $190,000 per month due to the restructuring efforts.

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

The majority of the Company’s product sales is generated by PCI’s wholesale operations and is comprised of cellular telephones, cellular accessories and car audio and related electronics, which are sold to smaller dealers and carriers throughout the United States. In addition, the wholesale business included product sales from its car dealer expeditor operations through the early part of the 4th quarter of fiscal year 2011 when the expeditor operations were shut down due to lack of profitability. Within the cellular operations of the Company, product sales are comprised primarily of cellular telephones and accessories sold through PCI’s retail stores, outside salespeople and agents to generate recurring cellular subscription revenues. The two-way radio operations’ products are comprised of radios and service parts for radio communication systems, vehicle mounted radar and camera systems, emergency vehicle lighting and other related public safety equipment.

Cost of providing service and installation consists primarily of costs related to supporting PCI’s cellular subscriber base under the master distributor agreement with AT&T including:

▪	Costs of recurring revenue features that are added to the cellular subscribers’ accounts by PCI which are not subject to the revenue sharing arrangement with AT&T; such features include roadside and emergency assistance program, handset and accessory warranty programs and certain custom billing services.
▪	Prior to the November 2011 settlement with AT&T, the cost of third-party roaming charges were passed through to PCI by AT&T and included in the cost of service and installation. Roaming charges are incurred when a cellular subscriber leaves the designated calling area and utilizes a carrier, other than AT&T, to complete the cellular call. PCI was charged by AT&T for 100% of these “off-network” roaming charges incurred by its customer base. Under the Third Amendment to Distribution Agreement with AT&T, which resulted from the November 2011 litigation settlement, roaming costs will be billed by PCI and subject to the revenue shared with AT&T effective with December 2011 billing cycle.
▪	Costs to operate and maintain PCI’s customer service department and call center to provide billing support and facilitate account changes for cellular service subscribers. These costs primarily include the related personnel costs as well as telecommunication charges for inbound toll-free numbers and outbound long distance.
▪	Costs of the Company’s retail stores including personnel, rents and utilities.
▪	Costs of bad debt related to the cellular service billings.

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

Service and Installation Revenue for fiscal years ended May 31, 2012 and 2011

The service and installation, revenues shown below have been grouped and are discussed by the Company’s reportable operating segments as defined under GAAP.

(dollars in thousands)	Year Ended May 31,		2012 vs 2011
	2012	2011	$ Change	% Change

Service and installation revenue
Cellular operations
Gross cellular subscription billings	$32,008	$39,853	$(7,845)	-20%
Net revenue adjustment (revenue share due to AT&T)	(16,599)	(20,856)	4,257	-20%
Net revenue reported from cellular subscription billings	15,409	18,997	(3,588)	-19%

Two-way radio operations	1,461	1,507	(46)	-3%
Wholesale operations	4	71	(67)	-94%

Service and installation revenue	$16,874	$20,575	$(3,701)	-18%

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

The 20% decrease in the cellular operations gross cellular subscription billings during fiscal year 2012 compared to fiscal year 2011 is primarily due to lower gross billings for monthly access charges, roamer and toll charges, data charges and custom feature charges of approximately $4,308,000, $505,000, $570,000 and $1,768,000, respectively as a result of a loss of 9,953 cellular subscribers during fiscal year 2012. The Company had 37,510 subscribers remaining as of May 31, 2012 compared to 47,463 subscribers as of May 31, 2011. The continued reduction in the Company’s subscriber base is due in part to the Company’s inability to sell the iPhone until January 2012, which has resulted in continued subscriber attrition as customers continue leaving PCI and going to competitors for the iPhone. Additionally, the Company has been unable to add new subscribers at the level it was hoping for following the settlement with AT&T, due to the inability to expand its retail stores and outside sales force as planned due to the unexpected financial constraints put on the Company as a result of the acceleration of the Company’s senior debt with Thermo. Rather, the Company has had to tighten its policies for new or existing customers who receive a subsidized cellular phone from the Company due to the increasing costs of these handsets, particularly the iPhone. This has resulted in a fewer number of customers being approved for these handsets which has resulted in fewer new customer activations and increases in subscriber attrition due to existing customers that are not approved for a contract renewal with a subsidized handset. Also impacting the Company’s ability to attract new subscriber more than expected is the Company’s inability to transfer subscribers from AT&T, which was a condition of the settlement with AT&T.

Cost of Service and Installation for fiscal years ended May 31, 2012 and 2011

Cost of service and installation expense consists of the following significant expense items:

(dollars in thousands)	Year Ended May 31,		2012 vs 2011
	2012	2011	$ Change	% Change

Cost of service and installation
Cellular operations	$3,489	$4,320	$(831)	-19%
Two-way operations	1,820	1,618	202	12%
Wholesale operations	30	109	(79)	-72%

Total cost of service and installation	$5,339	$6,047	$(708)	-12%

The 19% decrease in cost of service and installation related to the Company’s cellular business for fiscal year 2012 compared to fiscal year 2011 is primarily related to the Company’s efforts to reduce costs related to its retail stores due to subscriber losses and challenges adding new subscribers following the settlement with AT&T in November 2011. Employee compensation cost related to the Company’s cellular business was reduced by approximately $262,000 during fiscal year 2012 by reducing headcount, primarily in customer support areas as a result of having fewer cellular subscribers to support. The cellular customer service department had 25 employees as of May 31, 2012 compared to 38 employees as of May 31, 2011. To a lesser degree, cost of service and installation for the cellular business is impacted by subscriber losses due to the Company’s phone warranty program that is purchased from a third party on a per subscriber basis. Costs related to the Company’s extended phone warranty program decreased by approximately $176,000 year over year.

The 12% increase in costs of service and installation related to the Company’s two-way business is attributable to an increase in salary and other personnel costs. These costs increased by approximately $133,000 year over year. The two-way business had 24 employees in its service department at May 31, 2012 compared to 19 service employees at May 31, 2011. In addition, the two-way incurred additional costs related to radio repairs of approximately $67,000 during fiscal year 2012 compared to fiscal year 2011.

Product Sales and Cost of Products Sold for fiscal years ended May 31, 2012 and 2011

Product sales and related cost of products sold shown below have been grouped and are discussed by the Company’s reportable operating segments as defined under GAAP.

(dollars in thousands)	Year Ended May 31,		2012 vs 2011
	2012	2011	$ Change	% Change

Product Sales Revenue
Cellular operations	$2,061	$2,956	$(895)	-30%
Two-way radio operations	8,487	3,246	5,241	161%
Wholesale operations	6,996	13,647	(6,651)	-49%

Total product sales revenue	$17,544	$19,849	$(2,305)	-12%

Cost of products sold
Cellular operations	3,115	4,092	(977)	-24%
Two-way radio operations	7,404	2,427	4,977	205%
Wholesale operations	6,143	11,792	(5,649)	-48%

Cost of products sold	$16,662	$18,311	$(1,649)	-9%

Product sales revenue: The 30% decrease in product sales from the Company’s cellular business during fiscal year 2012 compared to fiscal 2011 is primarily due to a decrease in cellular phone activations and upgrades. The Company activated 2,169 phones during fiscal year 2012 compared to 2,975 cellular phone activations during fiscal year 2011. In addition, the Company completed 9,525 cellular phone upgrade transactions in fiscal year 2012 compared to 13,480 upgrade transactions in fiscal year 2011. The reduced number of cellular phone upgrade transactions reduced cellular product sales revenue by approximately $635,000 year over year, but positively impacted earnings since phones provided in conjunction with and upgrade and subscriber contract renewal are subsidized by the Company. The lower number of cellular phone activations and upgrades is directly related to the Company’s declining subscriber base as a result of challenges in attracting new customers and retaining existing customers and due to programs put in place by the Company to limit the number of these subsidized transactions due to the financial constraints the Company is operating under due to its banking related issues.

The 161% increase in product sales related to the Company’s two-way business during fiscal year 2012 compared to fiscal year 2011 is primarily related to an increase in sales of public safety equipment. Sales of public safety equipment increased by approximately $4,900,000, year over year which is primarily attributable to sales of light bars to the City of Fort Worth and the Texas Department of Transportation.

The 49% decrease in product sales related to the Company’s wholesale business during fiscal year 2012 compared to fiscal year 2011 is primarily related to a decrease in cellular handset brokerage sales. The Company recorded approximately $2,500,000 in wholesale brokerage sales for fiscal year 2012 compared to approximately $7,600,000 in brokerage sales for fiscal year 2011. Under the terms of the settlement with AT&T in November 2011, the Company is no longer allowed to broker AT&T branded cellular handsets, but rather can only sell these phones to customers that intend to activate cellular services on the AT&T network. In addition, the wholesale business experienced a decrease in car audio and car dealer expediter equipment sales of approximately $703,000 year over year due to competition among other car audio wholesalers, the Company’s lack of an exclusive car audio product line and the shutdown of the Company’s car dealer expeditor business in the 4th quarter of fiscal year 2011.

Cost of products sold: The 9% decrease in total cost of products sold during fiscal year 2012 compared to fiscal year 2011 is primarily a result of the decrease in product revenues from the Company’s cellular and wholesale operations. The decrease in cost of products sold in the cellular business is a direct result of fewer cellular product sales due to the Company’s declining cellular subscriber base. Cost of products sold in the cellular business did not decrease at the same rate as product revenues due to lower selling prices for handsets. The Company matches AT&T’s pricing for cellular handsets and during fiscal year 2012, cellular handset pricing was discounted across most models of phones sold by AT&T so the Company’s pricing followed. The Company is required to subsidize a substantial portion of the cost of cellular handsets sold in conjunction with a new service activation or renewal of a service contract in order to remain competitive with other cellular providers, including AT&T. The Company has been forced to tighten its policies for approving the issuance of a subsidized handset to new and existing customers. The full cost of the cellular handset, including the portion that is subsidized by the Company, is expensed by the Company when the phone is activated and sold. Because the Company retains less than half of the gross cellular services it bills under the terms of its revenue sharing arrangement with AT&T, the payback period, or period that it takes the Company to recover the subsidy on the handset and achieve profitability on a particular subscriber, is much longer than AT&T or other carriers. Because cellular handset costs have continued to increase and the related subsidies offered by the carriers continue to increase, particularly related to the iPhone, in some instances the Company is finding that is cannot recover the handset subsidy over the standard 2 year subscriber contract term. The decrease in cost of products sold related to the Company’s wholesale business is a direct result of a decrease in the cellular handset brokerage sales in fiscal year 2012 compared to fiscal year 2011. The Company experienced an increase in two-way cost of products sold for fiscal year 2012 compared to fiscal year 2011 due to an increase in sales of public safety equipment. The two-way cost of products sold increased at a higher rate in relation to the two-way product sales due to the low profit margins on sales of public safety equipment to government entities through one of the Company’s federal or state contracts.

Selling and General and Administrative Expenses for fiscal years ended May 31, 2012 and 2011

Selling and general and administrative expenses consist of the following significant expense items:

(dollars in thousands)	Year Ended May 31,		2012 vs 2011
	2012	2011	$ Change	% Change

Selling and general and administrative expenses
Salaries and other personnel expenses	$6,198	$7,989	$(1,791)	-22%
Bonus expense	1,365	28	1,337	4775%
Office expense	1,514	1,646	(132)	-8%
Advertising expense	434	652	(218)	-33%
Professional fees	1,894	2,570	(676)	-26%
Taxes and licenses fees	500	183	317	173%
Stock-based compensation expense	301	385	(84)	-22%
Other expenses	1,156	1,409	(253)	-18%

Total selling and general and administrative expenses	$13,362	$14,862	$(1,500)	-10%

The 22% decrease in salaries and other personnel expenses during fiscal year 2012 compared to fiscal year 2011 is due to the restructuring of the Company’s business operations in fiscal year 2011. The restructuring resulted in a reduction of employees and a decrease of salaries and payroll tax expense of approximately $1,342,000 year over year. In addition, expenses related to certain employee benefits decreased by approximately $97,000 year over year as a result of the lower employee headcount. Furthermore, the Company experienced a decrease in employee commission expense of approximately $267,000 year over year which is attributable to lower sales from the Company’s cellular and wholesale businesses.

The 4775% increase in bonus expense during fiscal year 2012 compared to fiscal year 2011 is attributable to a bonus award to management in conjunction with the conclusion of the AT&T litigation. In December 2011, the Compensation Committee of the Company’s Board of Directors approved the award of approximately $1,400,000 in bonuses for management due to the successful settlement of the litigation against AT&T in November 2011. The majority of these bonuses were paid in December 2011.

The 33% decrease in advertising expense during fiscal year 2012 compared to fiscal year 2011 is primarily related to fewer advertising sponsorships. During fiscal year 2012, particularly in the last half of the year, the Company intentionally reduced spending on sponsorships and general advertising costs in an effort to improve the Company’s operating results.

The 26% decrease in professional fees during fiscal year 2012 compared to fiscal year 2011 is primarily due to a decrease in legal fees of approximately $872,000. The decrease in legal fees is primarily related to the settlement agreement that was reached with AT&T in November 2011. The decrease in legal fees was partially offset by an increase in expenses related to Board of Director fees. The Board of Director fees increased by approximately $130,000 year over year related to an increase in meetings throughout fiscal year 2012 related to the August 2011 change in ownership of Teletouch, the November 2011 settlement with AT&T, the acceleration of the Thermo debt obligation and the related financing activities and certain other shareholder matters. In addition, the Board of Directors was expanded by two board members in the second quarter of fiscal year 2012. Furthermore, the Company experienced an increase in consulting fees of approximately $60,000 year over year primarily related to PCI’s Texas sales and use tax audit.

The 173% increase in taxes and license fees expense during fiscal year 2012 compared to fiscal year 2011 is due to an accrual related to Texas sales and use tax issues. The Company recorded an approximately $311,000 sales tax accrual during fiscal year 2012 for potential sales tax liabilities for the period of November 1, 2009 through May 31, 2012, which is the period subsequent to the recently completed PCI audit period (January 2006 through October 2009). The sales and use tax issues that were identified during the completed PCI audit period were applied to certain retail and cellular subscription billings and certain purchasing processes for the period subsequent to the completed audit period to calculate an estimated tax accrual. See Texas Sales and Use Tax Audit Assessment discussion below related to the accrued obligation recorded related to the PCI sales tax audit completed during fiscal 2012.

The 22% decrease in stock-based compensation expense during fiscal year 2012 compared to fiscal year 2011 is due to a decrease in the number of stock options granted to the Company’s executive management team. During the first quarter of fiscal year 2012, the Company granted a total of 573,167 stock options to its CEO and President, in accordance with the terms of their employment contracts. The options were fully vested upon issuance. The Company granted 973,167 stock options to its executive management team in fiscal year 2011, including 573,167 stock options to its CEO and President in accordance with the terms of their employment contracts and 400,000 stock options were collectively awarded to the Company’s CFO and Senior Vice President of Operations. All of these options were also fully vested upon issuance.

The 18% decrease in other expenses during fiscal year 2012 compared to fiscal year 2011 is primarily related to a decrease in business travel expenses, dues and subscriptions expense and bank and credit card fees of approximately $164,000, 50,000 and $32,000, respectively. Expenses related to business travel and dues and subscriptions decreased as a result of the restructuring of the Company’s business in fiscal year 2011, resulting in fewer employees in fiscal year 2012. Bank and credit card fees decreased as a result of fewer credit card transactions and new Federal legislation that went into effect in October 2011 which lowered the credit card interchange fees imposed upon the Company.

Other Operating Expenses (Income) for fiscal years ended May 31, 2012 and 2011

Depreciation and amortization: Depreciation and amortization expenses as reported are comprised of the following:

(dollars in thousands)	Year Ended May 31,		2012 vs 2011
	2012	2011	$ Change	% Change

Other Operating Expenses
Depreciation and amortization:
Depreciation	$297	$326	$(29)	-9%
Amortization	863	826	37	4%

Total other operating expenses	$1,160	$1,152	$8	1%

Texas Sales and Use Tax Audit Assessment for fiscal years ended May 31, 2012 and 2011

Since October 2010, the State of Texas (the “State”) has been conducting a sales and use tax audit of the Company’s subsidiary, PCI, covering the period from January 2006 to October 2009. On March 27, 2012, the Company received a summary of the errors identified by the State auditor on selected billing statements and invoices, which further included computations of these errors extrapolated over the respective total billings and purchases for the audit period. Based on the information provided by the State, the Company recorded a sales and use tax liability related to the tax audit of approximately $1,850,000 including approximately $443,000 in penalties and interest that were expected to be assessed by the State in its 3rd quarter ending February 29, 2012 consolidated financial statements. On June 11, 2012, the Company received notice from the State the sales and use tax audit was complete. As a result of the final audit assessments provided by the State, the Company adjusted its sales and use tax liability related to the tax audit to reflect a total obligation of approximately $1,880,000, including approximately $466,000 in assessed penalties and interest. The sales and use tax assessed by the State, before penalties and interest, totaled approximately $1,414,000 for the tax audit period, and was comprised of approximately $6,000 of use tax related to fixed asset purchases, $126,000 of use tax due on various services purchased by the Company, $637,000 of under billed sales taxes related to cellular services billings and $645,000 of under billed sales taxes related to other billings. In addition, the State noticed the Company the final audit assessment was due and payable on July 23, 2012. Since the Company did not have the means to pay the sales tax obligation, the Company petitioned the State on July 9, 2012 for a redetermination hearing related to PCI’s sale sales and use tax audit. As of the date of this Report, the redetermination hearing has not been set by the State. The Company, along with its outside tax consultants, are currently working on gathering the necessary information to be submitted at the redetermination hearing (see Note 9 – “Texas Sales and Use Tax Obligation” for more information on PCI’s sales and use tax obligation).

Gain on Settlement with AT&T for fiscal years ended May 31, 2012 and 2011

Due to the settlement and release agreement with AT&T that was executed on November 23, 2011, the Company recorded the financial results of the settlement as a gain from operations on its consolidated income statements for fiscal year 2012. The gain consisted of a cash award of $5,000,000 and a $5,000,000 forgiveness and discharge of the oldest uncollected accounts payable due to AT&T. In addition, for the cellular subscribers that transferred from PCI to AT&T since the agreement was executed in November 2011, the Company recorded the fees it earned for those lost subscribers under the caption “Gain on the settlement with AT&T” for fiscal year 2012 (see Part I, Item 3. Legal Proceedings – “AT&T Binding Arbitration” for further information on the agreement).

Impairment of asset held for sale for fiscal years ended May 31, 2012 and 2011

In July 2009, the Company acquired a hotspot network patent for $257,000 and recorded it as an asset held for sale on the Company’s consolidated balance sheet under the guidance of ASC 360. As of May 31, 2011 the Company determined the carrying value of the patent should be adjusted to $100,000 to reflect its current market value. As of May 31, 2011, the patent is recorded under the other long-term asset section on the Company’s consolidated balance sheet. As of May 31, 2012, the patent does not have a carrying value on the Company’s consolidated balance sheet.

Other expenses for fiscal years ended May 31, 2012 and 2011

Interest Expense, Net: Interest expense, net of interest income recorded against each of the Company’s debt obligations is as follows:

(dollars in thousands)	Year Ended May 31,		2012 vs 2011
	2012	2011	$ Change	% Change
Interest Expense (Income)
Thermo revolving credit facility	$1,689	$1,982	$(293)	-15%
Mortgage debt	155	152	3	2%
Warrant redemption notes payable	32	87	(55)	-63%
Other	4	6	(2)	-33%

Total interest expense, net	$1,880	$2,227	$(347)	-16%

The decrease in interest expense during fiscal year 2012 compared to fiscal year 2011 is due to approximately $3,530,000 in principal payments made against the Company’s long-term debt in fiscal year 2012 and realized a total reduction of principal of approximately $3,688,000 which included the forgiveness of certain commitment fees related to the modifications relate to the Thermo loan. The balance due on the Thermo loan was reduced by approximately $3,097,000 during fiscal 2012, including the forgiveness of approximately $158,000 in commitment fees related to this loan.

Income Tax Provision for fiscal years ended May 31, 2012 and 2011

The majority of the income tax expense recorded in fiscal years 2012 and 2011 is related to the Texas margin tax, which was initially implemented by the State of Texas effective January 1, 2008. The margin tax is calculated by using the Company’s gross receipts from business conducted in Texas each fiscal year less a cost of goods sold deduction. The margin tax is due and payable to the State of Texas each year in May. In fiscal year 2012, the Company recorded a federal alternative minimum tax (“AMT”) liability of approximately $91,000 due to the income generated from the settlement with AT&T. The AMT tax rules do not allow the taxable income to be offset by the full amount of the Company’s net operating losses. Alternative minimum taxes are due and payable to the Internal Revenue Service on a quarterly basis.

Financial Condition as of May 31, 2012

(dollars in thousands)	Year Ended May 31,		2012 vs 2011
	2012	2011	$ Change	% Change

Cash provided by (used in) operating activities	$3,543	$(990)	$4,533	-458%
Cash used in investing activities	(280)	(288)	8	-3%
Cash used in financing activities	(3,529)	(1,415)	(2,114)	149%
Net decrease in cash	$(266)	$(2,693)	$2,427	-90%

Liquidity and Capital Resources

As of May 31, 2012, the Company had approximately $1,973,000 cash on hand and working capital deficit of approximately $11,662,000 compared to a working capital deficit of approximately $7,002,000 as of May 31, 2011. Due to the settlement with AT&T in November 2011, the Company received $5,000,000 in cash in December 2011 which helped to pay its trade payable obligations, make the required payments on its debt and continue its investment in inventory to support its business operations in fiscal year 2012. Furthermore, in fiscal year 2012 the Company paid out approximately $1,400,000 in management bonuses related to the successful outcome of the litigation against AT&T.

During fiscal year 2012, the Company has been in negotiations with its senior lender, Thermo Credit, LLC (“Thermo”) related to the ability to borrow additional funds against the revolving credit facility as well as the repayment of the outstanding over-advances under the debt facility. On March 14, 2012, effective February 29, 2012, the Company and Thermo entered into Waiver and Amendment No. 5 to the Loan and Security Agreement. Under the agreement, the Company was immediately required to pay Thermo $2,000,000 applied against the principal of the loan. The amendment also waived all financial covenant defaults for the 3rd and 4th fiscal quarters ending February 29, 2012, and May 31, 2012, respectively and would not accelerate the collection of the loan through August 31, 2012, provided certain financial performance targets are met during the 4th fiscal quarter ending May 31, 2012. Furthermore, Thermo was no longer obligated to advance any additional funds that may come available under the revolving credit facility (see Note 10 – “Long-Term Debt” for more information on the Waiver and Amendment No. 5 to the Loan and Security Agreement). Although the Company made the required $2,000,000 cash payment on March 14, 2012, the Company did not meet all of the requirements under Amendment No. 5 during its 4th fiscal quarter ending May 31, 2012 and was not able to refinance its existing real estate loans and pay Thermo an additional $1,400,000 by July 15, 2012. However, as a result of the recent sale of the Company’s two-way business (see Note 20 – “Subsequent Event” for more information on the sale of the two-way business), the Company was able to pay Thermo approximately $1,001,000 on August 14, 2012. Even though the Company has not been able to meet all the terms under Amendment No. 5, Thermo has waived certain requirements and has been willing to work with the Company as it seeks new financing to settle the amount due under the Thermo revolving credit facility.

In addition, the Company’s real estate loans with East West Bank and Jardine Capital Corporation initially matured on May 3, 2012. Both lenders granted extensions through early August 2012 and as of the date of this Report, East West Bank has communicated its willingness to extend the maturity date for an additional 90 days (through early November 2012) to allow additional time for the Company to locate a new real estate lender. The Company had previously identified a bank to finance the real estate, but upon initial diligence that bank expressed concerns about the current status of the Company’s loan with Thermo and the fact that the Texas sales tax liability remained unresolved, but this lender was willing to consider this loan pending that these matters were fully resolved to their satisfaction. Because the Company is in the early stages of diligence with its potential new senior lender and since the State of Texas is in the lengthy process of reviewing the Company’s request for relief on a portion of the sales tax obligation, both matters remain unresolved as of the date of this Report and the Company has not secured a commitment from a new lender for financing its real estate. As of the date of this Report, the outstanding balance of the East West Bank and Jardine Capital Corporation debt totaled approximately, $2,119,000 and $546,000, respectively.

Furthermore, the Company has recorded charges of approximately $2,191,000 as a result of the State of Texas (the “State”) sales and use tax audit of PCI. In June 2012, the audit was completed and the Company was noticed of its sales and use tax obligation to the State which was due in payable on or by July 23, 2012. Since the Company did not have the means to pay the entire debt obligation by that date, the Company petitioned the State for a redetermination hearing related to the PCI sales and use tax audit on July 9, 2012. The redetermination letter submitted to the State included a request for a re-payment agreement and a waiver of penalty and interest among other items. As of the date of this Report, no hearing date has been set but the Company is currently working on submitting the necessary documentation to the State related to the redetermination hearing process. The Company can provide no assurance the sales and use tax obligation will be reduced, a repayment agreement will be executed or a waiver of penalty and interest will be granted by the State. Specifically, if a payment plan is not granted by the State as a result of the redetermination hearing, the Company would be unable to pay the tax obligation without securing additional debt financing, which cannot be assured.

Due to all of these events, the Company is diligently working to secure new debt or equity financing to continue to support the Company’s businesses and meet all of its financial obligations. The Company executed a term sheet with a prospective new lender on August 1, 2012 and is currently working with the lender through the due diligence process. The Company recognizes that its cellular operations continue to support the operations of the entire Company but does not foresee materially increasing its income from cellular operations in the near future, due to the lack of customer demand and the increased costs to acquire new customers and keep existing subscribers due the Company subsidizing a large portion of the cost of the customer’s phone. Though it can provide no assurance as to the successful conclusion of the financing, the Company is optimistic its wholesale business will be successful in significantly increasing its revenues and profits since it has executed a new cellular handset distributor agreement with TCT Mobile Multinational, Limited, an international cellular handset manufacturer. In addition, it has secured several exclusive geographic distribution agreements to sell cellular accessory and car audio product lines. Furthermore, the Company is aggressively looking to reduce costs in all of its business units, as well as eliminating certain corporate overhead expenses to maximize income. The Company can provide no assurance that it will be able to close the senior debt financing that it is currently negotiating or that such loan will provide sufficient proceeds to settle the Thermo debt, nor can it provide any assurance that upon resolving the debt with Thermo that the Company can obtain new financing against its real estate to settle the obligations due to the Company’s current real estate lenders. In addition, Thermo has noticed the Company that it does not intend to extend the debt maturity beyond August 31, 2012, but the Company is optimistic that it will be far enough along in the process of finalizing its new credit facility that Thermo will provide some limited extension rather than choosing the alternative of taking action against the Company and the underlying collateral. Further, it is unlikely the Company will refinance its current real estate debt until it has closed on a new senior debt facility and settled its obligations with Thermo and no assurance can be provided that the Company’s current real estate lenders will not take action against the Company and the underlying real estate collateral. Further acceleration or collection actions taken by Thermo or either real estate lender prior to the Company being able to secure the new debt financing would likely result in the Company being forced to seek protection from its creditors or turn over its collateral, which in the case of Thermo, collectively comprises all of the assets of the Company.

Operating Activities

The increase in cash provided by the operating activities in fiscal year 2012 compared to fiscal year 2011, is primarily due to the $5,000,000 cash payment the Company received on December 1, 2011 as a result of the settlement agreement with AT&T. In addition, the increase in cash is also attributable to fewer cash payments related to certain accrued obligations in fiscal year 2012 compared to fiscal year 2011. During fiscal 2011, certain accrued management bonuses related to fiscal 2010 were paid out during fiscal 2011. No bonuses were awarded or paid related to the operating performance of fiscal year 2011. The increase in cash is offset by approximately $1,400,000 in bonus payments during fiscal year 2012 related to the successful litigation against AT&T.

Investing Activities

The slight decrease in cash used in the investing activities for fiscal year 2012 compared to fiscal year 2011, is primarily due to the decrease in capital expenditures.

Financing Activities

The increase in cash used in financing activities during fiscal year 2012 compared to fiscal year 2011 is due to an increase in payments made against the Company’s long-term debt in fiscal year 2012. During fiscal 2012, the Company made approximately $3,530,000 in principal payments against long-term debt in fiscal year 2012 and realized a total reduction of outstanding principal of approximately $3,688,000 which included the forgiveness of certain commitment fees related to the modifications of the Thermo loan. The balance due on the Thermo loan was reduced by approximately $3,097,000 during fiscal 2012, including approximately $2,939,000 in principal payments made and the forgiveness of approximately $158,000 in commitment fees related to this loan.

Obligations and Commitments

As of May 31, 2012, the Company’s future contractual obligations and commitments are as follows (in thousands):

	Payments Due By Period
	(in thousands)
Significant Contractual Obligations	Total	2013	2014	2015	2016	2017	Thereafter

Debt obligations (a)	$10,932	$10,932	$-	$-	$-	$-	$-
Interest on debt obligations (a)	385	385	-	-	-	-	-
Operating leases (b) (e)	4,846	713	529	336	294	254	2,720
Employee compensation obligations (c)	705	705	-	-	-	-	-
Trademark purchase obligation (d)	200	100	100	-	-	-	-
Total significant contractual obligations	$17,068	$12,835	$629	$336	$294	$254	$2,720

(a)	See Note 10 – “Long-Term Debt” for additional information on the Company’s debt.

(b)	See Note 13 – “Commitments and Contingencies” for additional information on the Company’s operating leases.

(c)	On December 31, 2008, the Board of Directors (the “Board”) of Teletouch Communications, Inc., approved an executive employment agreement with Robert M. McMurrey, the Company’s Chairman and Chief executive Officer and Thomas A. “Kip” Hyde, Jr., the Company’s President and Chief Operating Officer, with an effective date of June 1, 2008 for an initial term ending on May 31, 2011. Mr. McMurrey’s and Mr. Hyde’s employment agreements automatically renewed for an additional year term on June 1, 2011 and June 1, 2012 .

(d)	On May 4, 2010, Progressive Concepts, Inc., entered in a certain Mutual Release and Settlement Agreement (the “Agreement”) with Hawk Electronics, Inc. (“Hawk”). Under the terms of the Agreement the Company agreed to, among other things, the purchase of a perpetual license from Hawk to use the mark “Hawk Electronics” for $900,000, of which $200,000 is due and payable subsequent to May 31, 2012.

(e)	In conjunction with the sale of the Company’s two-way radio and public safety equipment business on August 11, 2012, all building and tower leases obligations related to this business were assumed by the buyer, DFW Communications, Inc. The total lease obligations by year transferred as part of this sale were as follows:

Two-Way Operating Lease Payments Due By Period

(In Thousands)

	Total	2013	2014	2015	2016	2017

Buildings	$24	$24	$-	$-	$-	$-
Towers	335	156	73	45	43	18
Total Two-Way Lease Commitments	$359	$180	$73	$45	$43	$18

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

Accounts receivable are presented net of an allowance for doubtful accounts of $176,000 and $272,000 at May 31, 2012 and May 31, 2011, respectively. Based on the information available, management believes the allowance for doubtful accounts as of those periods are adequate; however, actual write-offs may exceed the recorded allowance.

Reserve for Inventory Obsolescence: Inventories are stated at the lower of cost (on a moving average basis, which approximates actual cost determined on a first-in, first-out (“FIFO”) basis), or fair market value and are comprised of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors including recent sales trends, industry market conditions and economic conditions. In assessing the reserve, management also considers price protection amounts it expects to recover from certain vendors when the vendor reduces cost on certain items shortly after they are purchased by the Company. Additionally, management records specific valuation allowances for discontinued inventory based on its prior experience liquidating this type of inventory. Through the Company’s wholesale and internet distribution channels, it has been successful liquidating the majority of any inventory that becomes obsolete at or near its cost basis if marketed soon after such obsolescence is determined. The Company has many different cellular handset, radio and other electronics suppliers, all of which provide reasonable notification of model changes, which allows the Company to minimize its level of discontinued or obsolete inventory. Inventories are stated on the Company’s consolidated balance sheet net of a reserve for obsolescence of $331,000 and $286,000 at May 31, 2012 and May 31, 2011, respectively.

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

The Company’s review of the carrying value of its tangible long-lived assets at May 31, 2012 indicated the carrying value of these assets were recoverable through estimated future cash flows. Because of historical losses the Company has incurred, the Company also reviewed the market values of these assets. The review indicated the market value exceeded the carrying value at May 31, 2012. However, if the cash flow estimates or the significant operating assumptions upon which they are based change in the future, Teletouch may be required to record impairment charges related to its long-lived assets.

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

The evaluation of the Company’s long-lived intangible assets is discussed in Note 2 under “Intangible Assets.” Under the same premise as the long-lived tangible assets, their market values were also evaluated at May 31, 2012, and the Company determined that based primarily on the market value and supported by the Company’s cash flow projections, there was no impairment of these assets. If the cash flow estimates or the significant operating assumptions upon which they are based change in the future, Teletouch may be required to record impairment charges related to its long-lived assets.

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

In fiscal year 2011, the Company completed the two-step test of goodwill impairment on March 1st, the first day of its 4th fiscal quarter May 31, 2011. In fiscal year 2012, due to the subsequent sale of the Company’s two-way business, the Company considered the proceeds realized on the sale of the two-way business and all of its assets to determine if any impairment of goodwill might have existed as of May 31, 2012. The sale of the Company’s two-way business was finalized on August 11, 2012 (see Note 20 – “Subsequent Event” in Part II, Item 8. of this Form 10-K for more information on the sale of the two-way business).

For both fiscal years ending May 31, 2012 and 2011, the Company evaluated the carrying value of its goodwill associated with its two-way business and has concluded that no impairment of its goodwill is required during these fiscal years.

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

Recent Accounting Pronouncements and Accounting Changes

For a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements (see Note – 3 “Summary of Significant Accounting Policies” in Part II, Item 8 of this Form 10-K).

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We did not have any foreign currency hedges or other derivative financial instruments as of May 31, 2012. We did not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted in the United States and are not subject to material foreign currency exchange rate risk.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors

Teletouch Communications, Inc.

Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of Teletouch Communications, Inc. as of May 31, 2012 and 2011 and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the two years ended May 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Teletouch Communications, Inc., at May 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years ended May 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP

Houston, Texas

August 29, 2012

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

ASSETS

	May 31,
	2012	2011
CURRENT ASSETS:

Cash	$1,973	$2,239
Certificates of deposit-restricted	25	50
Accounts receivable, net of allowance of $176 at May 31, 2012 and $272 at May 31, 2011	3,042	3,687
Accounts receivable-related party	-	54
Unbilled accounts receivable	1,785	2,010
Inventories, net of reserve of $331 at May 31, 2012 and $286 at May 31, 2011	1,231	1,257
Notes receivable	-	1
Prepaid expenses and other current assets	758	489
Total Current Assets	8,814	9,787

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $6,497 at May 31, 2012 and $6,245 at May 31, 2011	2,510	2,619

GOODWILL	343	343

INTANGIBLE ASSETS, net of accumulated amortization of $10,811 at May 31, 2012 and $9,925 at May 31, 2011	2,622	3,562

PATENT HELD FOR SALE	-	100

TOTAL ASSETS	$14,289	$16,411

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

 CONSOLIDATED BALANCE SHEETS

 (in thousands, except share data)

 LIABILITIES AND SHAREHOLDERS’ DEFICIT

	May 31,
	2012	2011
CURRENT LIABILITIES:

Accounts payable	$3,689	$8,511
Accrued expenses and other current liabilities	3,689	3,400
Accrued Texas sales and use tax obligation	1,880	-
Current portion of long-term debt	10,932	4,439
Current portion of trademark purchase obligation	100	150
Deferred revenue	186	289
Total Current Liabilities	20,476	16,789

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	-	10,181
Long-term trademark purchase obligation, net of current portion	100	200
Total Long-Term Liabilities	100	10,381
TOTAL LIABILITIES	20,576	27,170

COMMITMENTS AND CONTINGENCIES (Note 13)	-	-

SHAREHOLDERS' DEFICIT:
Common stock, $.001 par value, 70,000,000 shares authorized, 49,919,522 shares issued and 48,742,335 shares outstanding at May 31, 2012 and 49,916,189 shares issued and 48,739,002 shares outstanding at May 31, 2011	50	50
Additional paid-in capital	51,873	51,571
Treasury stock, 1,177,187 shares held at May 31, 2012 and May 31, 2011	(216)	(216)
Accumulated deficit	(57,994)	(62,164)
Total Shareholders' Deficit	(6,287)	(10,759)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$14,289	$16,411

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share amounts)

	Year Ended May 31,
	2012	2011

Operating revenues:
Service and installation revenue	$16,874	$20,575
Product sales revenue	17,544	19,849
Total operating revenues	34,418	40,424

Operating expenses:
Cost of service and installation (exclusive of depreciation and amortization included below)	5,339	6,047
Cost of products sold	16,662	18,311
Selling and general and administrative	13,362	14,862
Depreciation and amortization	1,160	1,152
Texas sales and use tax audit assessment	1,880	-
Gain on settlement with AT&T	(10,267)	-
Impairment of asset held for sale	-	157
(Gain) loss on disposal of assets	(38)	16
Total operating expenses	28,098	40,545
Income (loss) from operations	6,320	(121)

Other expenses:
Interest expense, net	(1,880)	(2,227)

Income (loss) from operations before income tax expense	4,440	(2,348)
Income tax expense	270	153
Net income (loss)	$4,170	$(2,501)

Basic income (loss) per share applicable to common shareholders	$0.09	$(0.05)

Diluted income (loss) per share applicable to common shareholders	$0.08	$(0.05)

Weighted average shares outstanding:
Basic	48,740,760	48,739,002
Diluted	51,937,318	48,739,002

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended May 31,
	2012	2011
Operating Activities:
Net income (loss)	$4,170	$(2,501)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment of asset held for sale	-	157
Depreciation and amortization	1,160	1,152
Non-cash gain on forgiveness of trade payable obligation to AT&T	(5,000)	-
Non-cash stock compensation expense	301	385
Non-cash interest expense	25	133
Provision for losses on accounts receivable	370	410
Provision for inventory obsolescence	95	152
(Gain) loss on disposal of assets	(38)	16
Changes in operating assets and liabilities:
Accounts receivable, net	554	395
Inventories	(69)	(360)
Prepaid expenses and other current assets	(269)	799
Accounts payable	178	436
Accrued expenses and other current liabilities	289	(2,117)
Accrued Texas sales and use tax obligations	1,880	-
Deferred revenue	(103)	(47)
Net cash provided by (used in) operating activities	3,543	(990)

Investing Activities:
Purchases of property and equipment	(189)	(211)
Redemption of certificates of deposit	25	100
Payments on trademark obligation	(150)	(150)
Net proceeds from sale of assets	37	-
Purchase of intangible asset	(4)	(31)
Receipts from notes receivable	1	4
Net cash used in investing activities	(280)	(288)

Financing Activities:
Payments on long-term debt	(3,530)	(1,415)
Proceeds from exercise of employee stock options	1	-
Net cash used in financing activities	(3,529)	(1,415)

Net decrease in cash	(266)	(2,693)
Cash at beginning of year	2,239	4,932

Cash at end of year	$1,973	$2,239
Supplemental Cash Flow Data:
Cash payments for interest	$1,855	$2,095
Cash payments for income taxes	$82	$269
Non-Cash Transactions:
Capitalization of loan origination fees	$-	$135
Intangible asset received for payment of note receivable	$-	$10
Intangible asset received for payment of accounts receivable	$-	$4
Forgiveness of loan origination fees and outstanding notes payable	$158	$-

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

(In Thousands Except Number of Shares)

	Preferred Stock								Additional				Total
	Series A		Series B		Series C		Common Stock		Paid-In	Treasury Stock		Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	(Deficit)	(Deficit)
Balance at May 31, 2010	-	$-	-	$-	-	$-	49,916,189	$50	$51,186	1,177,187	$(216)	$(59,663)	$(8,643)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,501)	(2,501)
Compensation earned under employee stock option plan	-	-	-	-	-	-	-	-	385	-	-	-	385

Balance at May 31, 2011	-	$-	-	$-	-	$-	49,916,189	$50	$51,571	1,177,187	$(216)	$(62,164)	$(10,759)

Net income	-	-	-	-	-	-	-	-	-	-	-	4,170	4,170
Isssuance of common stock related to exercise of stock options	-	-	-	-	-	-	3,333	-	1	-	-	-	1
Compensation earned under employee stock option plan	-	-	-	-	-	-	-	-	301	-	-	-	301

Balance at May 31, 2012	-	$-	-	$-	-	$-	49,919,522	$50	$51,873	1,177,187	$(216)	$(57,994)	$(6,287)

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

For over 48 years, Teletouch together with its predecessors has offered a comprehensive suite of telecommunications products and services including cellular, two-way radio, GPS-telemetry, wireless messaging and public safety equipment. As of May 31, 2012, the Company operated 19 retail and agent locations in Texas. Locations included both “Teletouch” and “Hawk Electronics” branded in-line and free-standing stores and service centers. Teletouch’s wholly-owned subsidiary, Progressive Concepts, Inc. (“PCI”) is an Authorized Service Provider, billing agent and Executive Dealer of cellular voice, data and entertainment services though AT&T Mobility (“AT&T”) to consumers, businesses and government agencies and markets these services under the Hawk Electronics brand name. Any expansion of the Company’s cellular business will be marketed under the Teletouch brand outside of the Dallas / Fort Worth and San Antonio markets in Texas. For over 28 years, PCI has offered various communication services on a direct bill basis and services approximately 38,000 cellular subscribers as of May 31, 2012. PCI sells consumer electronics products and cellular services through its stores, its own network of Hawk-branded sub-agents stores, its own direct sales force and on the Internet at various sites, including its primary consumer-facing sites: www.hawkelectronics.com, www.hawkwireless.com and www.hawkexpress.com. The Company handles all aspects of the wireless customer relationship, including:

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

On August 11, 2012, the Company sold its legacy two-way business, which offered two-way radio products and services as well as public safety equipment to state, city and local entities as well as commercial businesses. The Company sold the public safety equipment and services under the brand “Teletouch PSE” (Public Safety Equipment), through direct sales and distribution including the United States General Services Administration (“GSA”), BuyBoard (a State of Texas website operated by the Local Government Purchasing Cooperative), and a Texas multiple awards contract (“TXMAS”) facility also run by the State of Texas, which allowed products to be sold to all State agencies and authorized local public entities. The Company operated its two-way business in four Teletouch branded service center locations.

Basis of Presentation: The consolidated financial statements include the consolidated accounts of Teletouch Communications, Inc. and our wholly-owned subsidiaries (collectively, the “Company” or “Teletouch”). Teletouch Communications, Inc. owns all of the shares of Progressive Concepts, Inc., a Texas corporation (“PCI”), Teletouch Licenses, Inc., a Delaware corporation (“TLI”), Visao Systems, Inc., a Delaware corporation (“Visao”) and TLL Georgia, Inc., a Delaware corporation (“TLLG”). PCI is the primary operating business of Teletouch. TLI is a company formed for the express purpose of owning all of the FCC licenses utilized by Teletouch to operate its two-way radio network. Following the sale of the two-way-radio business on August 11, 2012 and the related transfer of all of the Company’s remaining FCC licenses to the buyer, TLI remains a shell company with no other operations. Visao is a company formed to develop and distribute the Company’s telemetry products, which as of the date of this Report are no longer being sold. Currently Visao is maintained as a shell company with no operations. TLLG was formed for the express purpose of entering into an asset purchase agreement with Preferred Networks, Inc. in May 2004 and ceased operations following the sale of the Company’s paging business in August 2006. TLLG is currently a shell company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Financial Condition and Going Concern Discussion: As of May 31, 2012, the Company has approximately $1,973,000 cash on hand, a working capital deficit of approximately $11,662,000 (primarily due to all of the Company’s debt deemed current at the close of the period, as further described herein below) and a related shareholders’ deficit of approximately $6,287,000. Included in the working capital deficit are debt obligations of approximately $13,123,000, including senior revolving credit debt of approximately $8,233,000 with Thermo Credit, LLC (“Thermo”), real estate loans totaling approximately $2,699,000 and approximately $2,191,000 of accrued sales and use tax obligations related to the results of a State of Texas (the “State”) tax audit of the Company’s wholly owned subsidiary, PCI, for the period January 2006 through October 2009, as well as certain estimated tax liability related to similar tax issues that are believed to have continued beyond the current tax audit period (see Note 8 – “Accrued Expenses and Other Current Liabilities” and Note 9 – “Texas Sales and Use Tax Obligation” for further discussion of this sales tax liability). As discussed further below, the Company is dependent on raising additional debt and / or equity financing to resolve its current debt obligations and on receiving certain payment relief from the State related to the sales tax liability to maintain sufficient cash to continue operations over the next twelve months.

The Company’s debt with Thermo was originally set to mature in January 2013. However, on February 21, 2012, the Company received a Notice of Borrowing Base Redetermination (the “Notice”) from Thermo, stating that it planned to revise the elements that comprised the Company’s Borrowing Base, and that the Company would then be significantly over-advanced on its loan facility. On March 8, 2012, Thermo withdrew and rescinded the Notice and the parties negotiated a compromise solution by entering into Waiver and Amendment No. 5 to the Loan and Security Agreement (“Amendment No. 5”) effective February 29, 2012. Thermo agreed to enter into Amendment No. 5, provided that the Company made a payment on the outstanding balance of the loan in the amount of $2,000,000 by March 14, 2012. Under the terms of Amendment No. 5, Thermo agreed to waive certain financial covenants and not accelerate collection of the Note through August 31, 2012, provided that certain financial performance targets were met by the Company for its 4th fiscal quarter ending May 31, 2012, and that the Company refinanced or was substantially through the process of refinancing its existing real estate loans, thereby providing Thermo with an additional $1,400,000 payment on the loan on or before July 15, 2012. Amendment No. 5 also terminated Thermo’s obligation to lend or advance any additional funds under the Loan Agreement.

Although the Company made the required $2,000,000 cash payment on March 14, 2012, the Company did not meet all of the requirements under Amendment No. 5 during its 4th fiscal quarter ending May 31, 2012 and was not able to refinance its existing real estate loans and pay Thermo an additional $1,400,000 by July 15, 2012. However, on July 23, 2012, Thermo notified the Company that the August 31, 2012 maturity date was being accepted, but that no further extensions would be provided beyond this date. As a result of the recent sale of the Company’s two-way business (see Note 20 – “Subsequent Event” for more information on the sale of the two-way business), the Company was able to pay Thermo approximately $1,001,000 on August 14, 2012 in exchange for Thermo releasing its liens on the assets related to the two-way business. In addition, the Company expects to pay Thermo an additional $300,000 after the Company’s Tyler two-way facilities are transferred to DFW Communications, Inc. Thermo continues to work with the Company as it seeks new financing to settle the amount due under the Thermo revolving credit facility. The Company executed a term sheet with a prospective new lender on August 1, 2012 and is currently working with the lender through the due diligence process. As of the date of this Report, the Company’s outstanding balance on the Thermo loan is approximately $7,075,000.

Additionally, the Company’s real estate loans with East West Bank, a wholly owned subsidiary of East West Bancorp, and Jardine Capital Corporation initially matured on May 3, 2012. Both lenders granted extensions through early August 2012. The Company is currently in default under both of the mortgage loan agreements but is currently in discussions with the lenders related to a possible extension on the maturity date of the real estate loans. As of the date of this Report, the outstanding balance of the East West Bank and Jardine Capital Corporation debt totaled approximately, $2,119,000 and $546,000, respectively.

The total debt outstanding combined with the Company’s previously reported fiscal year 2012 operating results and the issues identified in the sales tax audit of PCI have created challenges in securing new financing. The Company has been told by its prospective new senior lender that the new loan can be closed by mid-September 2012, if no additional matters are identified during diligence. The Company is not aware of any matters that would prevent it from closing on this new loan and anticipates this loan will provide sufficient proceeds to settle its debt with Thermo. The terms of this new loan, as outlined in the term sheet, contemplate a slightly higher cost of financing under the new loan as compared to the Company’s current loan with Thermo, but these terms will continue to be negotiated through the final loan documents. The Company can provide no assurance that it will be able to close this new loan or that it would be able to find an alternate lender to provide a similar amount of financing against the Company’s assets or that such financing will be sufficient to settle its obligation to Thermo. No assurance can be provided that Thermo will provide any further extension of the maturity date or that Thermo will not take action against the Company and the underlying collateral if the Company cannot pay off the Thermo loan on or before the August 31, 2012 maturity date. Further, it is unlikely the Company will be able to refinance its current real estate debt until such time as its senior debt obligation with Thermo is settled and a new senior loan facility is in place, and no assurance can be provided that these lenders will not take action against the Company and the underlying real estate collateral. Further acceleration or collection actions taken by Thermo, either real estate lender or the State of Texas prior to the Company being able to secure the new financing would likely result in the Company being forced to seek protection from its creditors or turn over its collateral, which in the case of Thermo, collectively comprises all of the assets of the Company.

The Company has recorded charges of approximately $2,191,000 as a result of the State of Texas (the “State”) sales and use tax audit of PCI, as discussed above. In June 2012, the audit was completed and the Company was noticed that its sales and use tax obligation to the State, which was due and payable on July 23, 2012. Since the Company did not have the means to pay the entire tax obligation by that date, the Company petitioned the State for a redetermination hearing related to the PCI sales and use tax audit on July 9, 2012. The redetermination letter submitted to the State included a request for a re-payment agreement and a waiver of penalty and interest among other items. As of the date of this Report, a final hearing date has not been set by the State, but the Company is currently working on submitting the necessary documentation to the State related to the redetermination hearing process. The Company can provide no assurance the sales and use tax obligation will be reduced, a re-payment agreement will be executed or a waiver of penalty and interest will be granted by the State. Specifically, if a payment plan is not granted by the State as a result of the redetermination hearing, the Company would be unable to pay the tax obligation without securing additional debt financing which cannot be assured (see Note 8 – “Accrued Expenses and Other Current Liabilities” and Note 9 – “Texas Sales and Use Tax Obligation” for further discussion on the Texas sales and use tax audit accruals).

The Company has been advised by counsel that it can seek recovery of taxes that were not billed or collected from its customers and suppliers beginning in January 2006 and intends to make every reasonable effort to pursue the collection of such taxes. The underlying unbilled and uncollected sales tax due and legally recoverable from all of PCI’s customers and suppliers is approximately $1,270,000. Based on a detailed review of all currently available cellular billings from August 2006 through October 2009, and a review of certain equipment sales invoices from January 2006 through October 2009, the Company has determined that its top 50 customers comprise approximately $450,000 of the unbilled sales taxes that the Company will pursue for recovery. There can be no assurance that the Company’s recovery efforts will be successful, nor can the Company estimate an amount of recovery expected from such efforts at this time.

The Company has been focused on improving its operating results to attract new lenders to the Company since it became aware of Thermo’s intent to accelerate the Company’s senior debt earlier in calendar year 2012. The improved operating results during the Company’s 4th quarter ending May 31, 2012 compared to the operating results of its 3rd quarter ending February 29, 2012 is primarily the result of price increases implemented on certain services and fees billed to the Company’s cellular subscriber base, intentional cost reduction measures taken in all areas of the Company and limits imposed on the number of subsidized handsets sold to new and existing cellular subscribers. Along with the closing of four Hawk branded stores in June 2012 and the sale of the two-way business in August 2012, these actions are part of the Company’s overall strategic plan to transition the business away from its declining cellular services business to a focus on large scale wholesale distribution of cellular phones and accessories. This transition to a new business model has been slowed by the Company’s lack of available working capital to invest in the additional inventory and other resources required to improve sales and margins in the wholesale business. The current focus has been on improving short term profitability to provide comfort to the various lenders that have been approached about providing the needed new financing. The Company is continuing to see erosion in cellular services revenues and profits due to continued losses of subscribers while, although limited, it is incurring the added costs of activating new cellular subscribers and upgrading existing subscribers to new phones to keep them as customers to maintain as many cellular subscribers as it can during the remaining term of its distribution agreement with AT&T (agreement expires November 2014). Due to the greatly increased subsidies required by offering the iPhone, subscribers choosing to activate an iPhone have a higher cost of acquisition, requiring a longer time to become profitable to the Company.

The Company’s plan is to enhance and expand its wholesale distribution business to improve profitability of the Company and believes that securing a variety of key supplier relationships over the past several months, including the agreement with TCT Mobile Multinational, Limited to sell and distribute their Alcatel One Touch branded cellular phones, and the hiring of key personnel with experience in large scale cellular equipment distribution provides a foundation upon which to expand the Company’s wholesale business. However, to be successful, the Company must solve its current liquidity issues and secure a new lender that is capable of providing the necessary continuing financing to fund this growth. No assurance can be provided the Company will be able to increase sales or margins in its wholesale business as a result of any of the distribution agreements it has secured even if the appropriate working capital is made available to the Company. Nor can there be any assurance provided that the wholesale business units can be grown quickly enough to provide sufficient earnings to offset the expected loss of earnings from the cellular business. Therefore, with new financing in place, the Company will be prepared to continue to reduce costs to the levels necessary to meet its financial obligations as they come due. Without new financing, the Company cannot meet its current financial obligations.

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

The $5,000,000 cash payment was received from AT&T on December 1, 2011. The entire $10,000,000 of initial consideration comprised of the $5,000,000 cash payment and $5,000,000 forgiveness of PCI’s oldest unpaid obligations to AT&T related to AT&T’s percentage of PCI’s monthly cellular billings is recorded in operating income on the Company’s consolidated statement of operations for fiscal year 2012 under the caption “Gain on settlement with AT&T.” In addition, for the cellular subscribers that transferred from PCI to AT&T since the agreement was executed in November 2011, the Company recorded the fees it earned for those lost subscribers under the caption “Gain on the settlement with AT&T” for fiscal year 2012.

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

Certificates of Deposit-Restricted: From time to time, the Company is required to issue standby letters of credit to its suppliers to secure purchases made under the credit terms provided by these suppliers. The Company deposits funds into a certificate of deposit and instructs that bank to issue the standby letter of credit to the supplier’s benefit. All such funds are reported as restricted funds until such time as the supplier releases the letter of credit requirement. As of May 31, 2012 and May 31, 2011, the Company had $25,000 and $50,000, respectively, of cash certificates of deposit securing standby letters of credit with its suppliers.

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

Accounts receivable are presented net of an allowance for doubtful accounts of $176,000 and $272,000 at May 31, 2012 and May 31, 2011, respectively. Based on the information available to the Company, management believes the allowance for doubtful accounts as of those periods are adequate; however, actual write-offs may exceed the recorded allowance.

The Company evaluates its write-offs on a monthly basis. The Company determines which accounts are uncollectible, and those balances are written-off against the Company’s allowance for doubtful accounts.

Reserve for Inventory Obsolescence: Inventories are stated at the lower of cost (primarily on a moving average basis), which approximates actual cost determined on a first-in, first-out (“FIFO”) basis, or fair market value and are comprised of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors including recent sales trends, industry market conditions and economic conditions. In assessing the reserve, management also considers price protection credits the Company expects to recover from its vendors when the vendor cost on certain inventory items is reduced shortly after the purchase of the inventory by the Company. In addition, management establishes specific valuation allowances for discontinued inventory based on its prior experience liquidating this type of inventory. Through the Company’s wholesale and internet distribution channel, it is successful in liquidating the majority of any inventory that becomes obsolete. The Company has many different cellular handset, radio and other electronics suppliers, all of which provide reasonable notification of model changes, which allows the Company to minimize its level of discontinued or obsolete inventory. Inventories are presented net of a reserve for obsolescence of $331,000 and $286,000 at May 31, 2012 and May 31, 2011, respectively. Actual results could differ from those estimates.

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

Indefinite Lived Intangible Assets: The Company’s indefinite lived intangible assets are goodwill related to its two-way business and a purchased perpetual trademark license associated with the Company’s cellular operations. Goodwill acquired in a business combination and intangible assets determined to have an indefinite useful life are not amortized but instead tested for impairment at least annually in accordance with the provisions of ASC 350. The ASC 350 goodwill impairment model is a two-step process. The first step compares the fair value of a reporting unit that has goodwill assigned to its carrying value. The fair value of a reporting unit using discounted cash flow analysis is estimated. If the fair value of the reporting unit is determined to be less than its carrying value, a second step is performed to compute the amount of goodwill impairment, if any. Step two allocates the fair value of the reporting unit to the reporting unit’s net assets other than goodwill. The excess of the reporting unit’s fair value over the amounts assigned to its net assets other than goodwill is considered the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the carrying value of its goodwill. Any shortfall represents the amount of goodwill impairment. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. In evaluating impairment we estimate the sum of the expected future cash flows derived from business unit against which such goodwill is recorded. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. A significant change in cash flows in the future could result in an additional impairment of goodwill.

In fiscal year 2011, the Company completed the two-step test of goodwill impairment on March 1st, the first day of its 4th fiscal quarter May 31, 2011. In fiscal year 2012, due to the subsequent sale of the Company’s two-way business, the Company considered the proceeds realized on the sale of the two-way business and all of its assets to determine if any impairment of goodwill might have existed as of May 31, 2012. The sale of the Company’s two-way business was finalized on August 11, 2012.

For both fiscal years ending May 31, 2012 and 2011, the Company evaluated the carrying value of its goodwill associated with its two-way business and has concluded that no impairment of its goodwill is required during these fiscal years.

In May 2010, Progressive Concepts, Inc., purchased a perpetual trademark license to use the trademark “Hawk Electronics” (see Note – 11 “Trademark Purchase Obligation” for additional discussion).

The Company evaluated PCI’s perpetual trademark license asset at May 31, 2012 and 2011, in accordance with ASC 350 and determined the fair value of the license exceeded its carrying value; therefore, no impairment was recorded. The fair value of the perpetual trademark license was based upon the discounted estimated future cash flows of the Company’s cellular business which is the primary beneficiary of the Hawk brand. No changes have occurred in the cellular business during fiscal year 2012 or 2011 that indicated any impairment of the perpetual trademark license. The Company will continually evaluate whether events and circumstances occur that would no longer support an indefinite life for its perpetual trademark license.

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

As of May 31, 2012, the most significant intangible asset remaining is the AT&T distribution agreement and subscriber base. The AT&T cellular distribution agreement subscriber base asset will be amortized through November 30, 2014 which is the expiration of the distribution agreement under the terms of the Third Amendment to the Distribution Agreement (see Note 4 – “Relationship With Cellular Carrier” for further discussion on the settlement of the litigation with AT&T and the resulting amended distribution agreement). Amortization expense over the 30 months remaining under the current term of the AT&T distribution agreement will be approximately $56,000 per month.

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

The most significant tangible long-lived asset owned by the Company is the Fort Worth, Texas corporate office building and the associated land. The Company has received periodic appraisals of the fair value of this property, with the most recent appraisal completed in February 2012, and in each instance the appraised value exceeded the carrying value of the property.

The Company’s review of the carrying value of its tangible long-lived assets at May 31, 2012 and May 31, 2011 indicates the carrying value of these assets will be recoverable through estimated future cash flows. If the cash flow estimates, or the significant operating assumptions upon which they are based change in the future, the Company may be required to record impairment charges related to its long-lived assets.

Prepaid expenses and other current assets: The Company records certain expenses that are paid for in advance of their use or consumption as a current asset on the Company’s consolidated balance sheets.

The following table lists the different categories of prepaid expenses and other current assets at May 31, 2012 and May 31, 2011 (in thousands):

	May 31,	May 31,
	2012	2011

Prepaid office lease expense	$185	$190
Prepaid legal fees	42	15
Prepaid insurance premiums	201	27
Investor relations expense	86	6
Security deposits	81	78
Other	163	173
Total prepaid expenses and other current assets	$758	$489

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

Provision for Income Taxes: The Company accounts for income taxes in accordance with ASC 740, Income Taxes, (“ASC 740”) using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences, net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods. As of May 31, 2012 and May 31, 2011, the Company has recorded a valuation allowance against the full amount of its net deferred tax assets. The Company will continue to evaluate its financial forecast to determine if a portion of its deferred tax assets can be realized in future periods. When the Company is charged interest or penalties related to income tax matters, the Company records such interest and penalties as interest expense in the consolidated statement of operations.

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

Deferred revenue represents monthly service fees, primarily access charges for cellular services that are billed in advance by the Company.

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

Advertising and Pre-opening Costs: Labor costs, costs of hiring and training personnel and certain other costs relating to the opening of new retail locations are expensed as incurred. Additionally, advertising costs are expensed as incurred and are partially reimbursed based on various vendor agreements. Advertising and promotion costs were approximately $434,000 and $652,000 for the years ended May 31, 2012 and 2011, respectively. Advertising reimbursements are accrued when earned and committed to by the Company’s vendor and are recorded as a reduction to advertising cost in that period.

Stock-based Compensation: At May 31, 2012, the Company had two stock-based compensation plans (one active and one expired) for employees and non-employee directors, which authorize the granting of various equity-based incentives including stock options and stock appreciation rights.

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

Cash flows resulting from excess tax benefits are classified as a financing activity. Excess tax benefits are realized from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits as a result of any exercises of stock options in fiscal year ended May 31, 2012 and 2011.

For the fiscal years ended May 31, 2012 and 2011, to estimate the fair value of its stock options, the Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option pricing model. The Company has determined that the best measure of expected volatility is based on the historical daily volatility of the Company’s common stock adjusted to exclude the top 10% high and low closing trading prices during the period measured. Historical volatility factors utilized in the Company’s Black-Scholes computations for options issued in fiscal year 2012 was 72.58% and ranged from 127.22 % to 135.33% for the options issued in fiscal year 2011. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107 with the continued use of this method extended under the provisions of Staff Accounting Bulletin No. 110. Under this formula, the expected term is equal to: ((weighted-average vesting term + original contractual term)/2). The expected term used by the Company as computed by this method for options issued in fiscal year 2012 was 5.0 years and ranged from 5.0 to 6.0 years for the options issued in fiscal year 2011. The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for options issued in fiscal year 2012 ranged from 0.91% to 1.60% and ranged from 2.05% to 2.42% for the options issued in fiscal year 2011. Dividend yield is zero for these options as the Company does not expect to declare any dividends on its common shares in the foreseeable future.

In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption.  The Company has estimated an annualized forfeiture rate of 0.0% for the stock options granted to senior management and the Company’s directors in fiscal years 2012 and 2011. The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

Options exercisable at May 31, 2012 and 2011 totaled 6,234,986 and 4,651,432, respectively. The weighted-average exercise price per share of options exercisable at May 31, 2012 and 2011 was $0.29 and $0.27, respectively with remaining weighted-average contractual terms of approximately 6.3 years and 6.7 years as of May 31, 2012 and 2011, respectively.

The weighted-average grant date fair value of options granted during fiscal year ended May 31, 2012 was $0.31.

At May 31, 2012, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $23,000, which will be amortized over the weighted-average remaining requisite service period of 1.5 years.

Income (loss) Per Share: In accordance with ASC 260, Earnings Per Share, basic income (loss) per share (“EPS”) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding including any dilutive securities outstanding. For the fiscal year ended May 31, 2012, the Company had net income, and 3,196,558 common stock options were dilutive securities and were included in the diluted earnings per share calculation due to the Company’s market price of its common stock at May 31, 2012 exceeding the options’ exercise price. The Company’s outstanding common stock options totaled 5,655,817 at May 31, 2011 and were not included in the computation of diluted earnings per share due to their antidilutive effect as a result of the net loss incurred during fiscal year ended May 31, 2011.

Recently Issued Accounting Standards: The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

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

In July 2012, FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. To be consistent with the guidance mentioned above related to ASU 2011-08, ASU 2012-02 is intended to simplify impairment testing for indefinite-lived intangible assets other than goodwill by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. Under the amended rule, a company will not be required to calculate the fair value of a business that contains recorded indefinite-lived intangible assets other than goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that business is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative impairment test that exists under current GAAP must be completed; otherwise, the indefinite-lived assets other than goodwill are deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended impairment guidance does not affect the manner in which a company estimates fair value. This new standard is effective for the Company beginning June 1, 2013.

NOTE 4 – RELATIONSHIP WITH CELLULAR CARRIER

The Company has historically had six distribution agreements with AT&T, which provide for the Company to distribute AT&T wireless services, on an exclusive basis, in major markets in Texas and Arkansas, including the Dallas-Fort Worth, Texas Metropolitan Statistical Area (“MSA”), San Antonio, Texas MSA, Austin, Texas MSA, Houston, Texas MSA, East Texas Regional MSA and Arkansas, including primarily the Little Rock, Arkansas MSA.

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

On November 23, 2011, the Company and AT&T entered into a settlement and release agreement and executed a Third Amendment to the Distribution Agreement which consolidated and renewed or extended all current and prior distribution agreements for three years allowing PCI to again activate new subscribers and provide many of the previously withheld wireless services and products, including the iPhone. The distribution agreement permits the Company to offer AT&T cellular phone service with identical pricing characteristics to AT&T and provide billing customer services to its customers on behalf of AT&T in exchange for certain predetermined compensation and fees, which are primarily in the form of a revenue sharing of the core wireless services the Company bills on behalf of AT&T. In addition, the Company bills the same subscribers several additional features and products that it offers and retains all revenues and gross margins related to those certain services and products. Under the distribution agreement, the Company is responsible for all of the billing and collection of cellular charges from its customers and remains liable to AT&T for pre-set percentages of all AT&T related cellular service customer billings. The current distribution agreement expires on November 30, 2014.

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

The Company reports its revenues related to the AT&T services on a net basis in accordance with ASC 605-45 as follows (in thousands):

	Twelve Months Ended
	May 31,
	2012	2011

Gross service and installation revenue	$33,473	$41,431
Net revenue adjustment (revenue share due to AT&T)	(16,599)	(20,856)
Net service and installation revenue	$16,874	$20,575

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

NOTE 5 – INVENTORY

The following table lists the cost basis of inventory by major product category and the related reserves for inventory obsolescence at May 31, 2012 and May 31, 2011 (in thousands):

	May 31, 2012			May 31, 2011
	Cost	Reserve	Net Value	Cost	Reserve	Net Value

Phones and related accessories	$700	$(94)	$606	$647	$(91)	$556
Automotive products	273	(55)	218	314	(45)	269
Satellite products	15	(4)	11	11	(4)	7
Two-way products	571	(176)	395	567	(143)	424
Other	3	(2)	1	4	(3)	1
Total inventory and reserves	$1,562	$(331)	$1,231	$1,543	$(286)	$1,257

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment at May 31, 2012 and 2011 consisted of the following (in thousands):

	May 31, 2012	May 31, 2011

Land	$774	$774
Buildings and leasehold improvements	3,132	3,117
Two-way network infrastructure	1,209	1,155
Office and computer equipment	2,830	2,713
Signs and displays	712	710
Other	350	395
	$9,007	$8,864
Less:
Accumulated depreciation and amortization	(6,497)	(6,245)

Total property and equipment, net	$2,510	$2,619

Depreciation expense related to property and equipment was approximately $297,000 and $326,000 in fiscal years 2012 and 2011, respectively.

Property and equipment are recorded at cost. Depreciation and amortization is computed using the straight-line method. The following table contains the property and equipment by estimated useful life, net of accumulated depreciation as of May 31, 2012 (in thousands):

	Less than	3 to 4	5 to 9	10 to 14	15 to 19	20 years	Total Net
	3 years	years	years	years	years	and greater	Value
Buildings and leasehold improvements	$38	$54	$58	$-	$1,000	$96	$1,246
Two-way network infrastructure	100	55	82	-	-	-	237
Office and computer equipment	152	44	18	-	-	-	214
Signs and displays	9	3	4	-	-	-	16
Other	8	15	-	-	-	-	23
Land (no depreciation)	-	-	-	-	-	774	774
	$307	$171	$162	$-	$1,000	$870	$2,510

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill:  The reported goodwill of the Company at May 31, 2012 and May 31, 2011 relates entirely to the two-way radio segment. The goodwill was acquired in January 2004 for $894,000 as part of the purchase of the two-way radio assets of DCAE, Inc. During the fourth quarter of fiscal year 2005, this goodwill was deemed impaired as a result of losses in revenues and profitability in the Company’s two-way radio segment (the “reporting unit” under ASC 350), and the goodwill was written down to $343,000. The $343,000 carrying value of the goodwill is reported on its consolidated balance sheet at May 31, 2012 and May 31, 2011. The Company sold its two-way radio business on August 11, 2012, which included the goodwill recorded on the Company’s consolidated balance sheet at May 31, 2012 (see Note 20 – “Subsequent Event” for more information on the sale of the two-way business).

Other intangible assets:  The following is a summary of the Company’s intangible assets as of May 31, 2012 and 2011, excluding goodwill (in thousands):

	May 31, 2012			May 31, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value
Definite lived intangible assets:
Wireless contracts and subscriber bases	$10,389	$(8,688)	$1,701	$10,289	$(7,865)	$2,424
FCC licenses	104	(96)	8	104	(84)	20
PCI marketing list	1,235	(1,235)	-	1,235	(1,235)	-
Loan origination fees	616	(616)	-	774	(569)	205
Government Services Administration contract	15	(5)	10	15	(2)	13
Texas Multiple Award Schedule contract	4	(1)	3	-	-	-
Internally developed software	170	(170)	-	170	(170)	-
Total amortizable intangible assets	12,533	(10,811)	1,722	12,587	(9,925)	2,662

Indefinite lived intangible assets:
Perpetual trademark license agreement	900	-	900	900	-	900

Total intangible assets	$13,433	$(10,811)	$2,622	$13,487	$(9,925)	$3,562

Total amortization expense for the years ended May 31, 2012, and 2011 was approximately $863,000 and $826,000, respectively.

Estimated annual amortization expense is as follows (in thousands):

	Year Ending May 31,
	2013	2014	2015	2016
Annual amortization expense	$691	$683	$347	$1

NOTE 8 - ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of (in thousands):

	May 31,	May 31,
	2012	2011

Accrued payroll and other personnel expense	$489	$588
Accrued state and local taxes	558	410
Unvouchered accounts payable	1,717	1,672
Customer deposits payable	218	317
Texas state sales tax	311	-
Other	396	413
Total	$3,689	$3,400

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

In accordance with ASC 450, the Company has determined that the potential outcome of a subsequent sales tax audit represents a loss contingency, as the Company believes it is probable that it will be audited by the State for the periods after the recently completed sales tax audit and will likely be assessed additional taxes for that audit period. It is common practice for the State to audit a subsequent period after the discovery of a material liability in a prior audit period.

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

The Company has estimated its potential sales and use tax exposure for the periods that have not been audited by the State to be between $311,000 and $437,000, including estimated penalties and interest of approximately $45,000 and $61,000, respectively, through May 31, 2012. This estimate covers all periods following the completed sales tax audit period through the date that each identified tax issue was substantially corrected by the Company. Since the Company cannot predict the outcome of a future sales tax audit, it has recorded the low end of the estimated loss in its consolidated financials as of May 31, 2012. The Company’s estimate of the low end of the range of potential liability considered only the errors identified in the current sales tax audit whereas the high end of the range was estimated using a conservative application of sales tax rates on the majority of the cellular services billed from November 2009, the end of the current audit period, through October 2010, the month that the identified tax issues were remediated by the Company. The actual liability, as a result of a future tax audit, could fall outside of our estimated range due to items that could be identified during an audit but not considered by us.

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

On March 27, 2012, the Company received a summary of the errors identified by the State auditor on selected billing statements and invoices, which further included computations of these errors extrapolated over the respective total billings and purchases for the audit period. Based on the information provided by the State, the Company initially recorded a sales and use tax liability related to the tax audit of approximately $1,850,000 during the quarter ended February 29, 2012, including approximately $443,000 in penalties and interest that was expected to be assessed by the State.

On June 11, 2012, the Company received notice from the State the sales and use tax audit was complete. As a result of the final audit assessments provided by the State, the Company adjusted its sales and use tax liability related to the tax audit to reflect a total obligation of approximately $1,880,000, including approximately $466,000 in assessed penalties and interest. The sales and use tax assessed by the State, before penalties and interest, totaled approximately $1,414,000 for the tax audit period, and was comprised of approximately $6,000 of use tax related to fixed asset purchases, $126,000 of use tax due on various services purchased by the Company, $637,000 of under billed sales taxes related to cellular services billings and $645,000 of under billed sales taxes related to other billings. In addition, the State noticed the Company the final audit assessment was due and payable on July 23, 2012.

Since the Company could not pay the entire tax obligation by July 23, 2012, the Company petitioned the State on July 9, 2012 for a redetermination hearing related to PCI’s sale sales and use tax audit. In the redetermination letter submitted to the State, the Company has requested the State to review questionable audit transactions where the Company believes it is due a possible tax refund or credit adjustment. In addition, the Company has requested the State to provide repayment assistance due to the Company’s current financial condition and limited working capital. Furthermore, the Company has requested a waiver of penalty and interest that has been imposed by the State. The Company, along with its outside tax consulting firm, are currently working on the necessary documentation that will need to be submitted to the State for the redetermination hearing. As of the date of this Report, the State has not set a redetermination hearing for PCI. Until the hearing is completed and a payment plan can be negotiated or this liability can be settled in another manner, the Company intends to pay $25,000 a month against its sales and use tax obligation. There can be no assurance that that any of the relief requested will be granted by the State as a result of this determination hearing.

NOTE 10 - LONG-TERM DEBT

Long-term debt at May 31, 2012 and 2011 consists of the following (in thousands):

	May 31,	May 31,
	2012	2011
Thermo revolving credit facility	$8,233	$11,330
East West Bank (formerly United Commercial Bank)	2,147	2,256
Jardine Capital Corporation bank debt	552	570
Warrant redemption notes payable	-	464
Total long-term debt	10,932	14,620
Less: Current portion	(10,932)	(4,439)
Long-term debt, net	$-	$10,181

Current portion of long-term debt at May 31, 2012 and 2011 consists of the following (in thousands):

	May 31,	May 31,
	2012	2011
Thermo revolving credit facility	$8,233	$1,149
East West Bank (formerly United Commercial Bank)	2,147	2,256
Jardine Capital Corporation bank debt	552	570
Warrant redemption notes payable	-	464
Total current portion of long-term debt	$10,932	$4,439

The following table shows the net interest expense recorded related to the long-term debt for the fiscal years ended May 31, 2012 and 2011:

(dollars in thousands)	Year Ended May 31,		2012 vs 2011
	2012	2011	$ Change	% Change
Interest expense (income)
Thermo revolving credit facility	$1,689	$1,982	$(293)	-15%
Mortgage debt	155	152	3	2%
Warrant redemption notes payable	32	87	(55)	-63%
Other	4	6	(2)	-33%

Total interest expense, net	$1,880	$2,227	$(347)	-16%

Thermo Revolving Credit Facility: On August 28, 2009, the Company entered into Amendment No. 2 to the Loan and Security Agreement with Thermo Credit, LLC (“Thermo”), effective August 1, 2009, which amended the terms of its initial $5,250,000 Loan and Security Agreement dated April 30, 2008, and resulted in, among other changes, the availability under the revolving credit facility being increased to $18,000,000 and the maturity of the revolver being extended from April 30, 2010 to January 31, 2012 (“Amendment No. 2”).

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

Although the Company made the required $2,000,000 cash payment on March 14, 2012, the Company did not meet all of the requirements under Amendment No. 5 during its 4th fiscal quarter ending May 31, 2012 and was not able to refinance its existing real estate loans and pay Thermo an additional $1,400,000 by July 15, 2012. However, as a result of the recent sale of the Company’s two-way business (see Note 20 – “Subsequent Event” for more information on the sale of the two-way business), the Company was able to pay Thermo approximately $1,001,000 on August 14, 2012. Even though the Company has not been able to meet all the terms under Amendment No. 5, Thermo has waived certain requirements and has been willing to work with the Company as it seeks new financing to settle the entire amount due under the Thermo revolving credit facility. On August 1, 2012, the Company executed a term sheet with a potential new debt source and is currently working with the lender through the due diligence process. The Company expects the new financing to be completed in early second quarter of fiscal year 2013 and anticipates Thermo granting an extension on the maturity of its revolving credit facility until the Company’s new financing takes effect. The Company can provide no assurance it will be successful in obtaining new debt funding or Thermo will extend the maturity date of the loan beyond August 31, 2012.

As of May 31, 2012, the Company’s outstanding balance on the Thermo loan was approximately $8,233,000.

East West Bank Debt (formerly United Commercial Bank): Effective May 3, 2007, the Company entered into a loan agreement with United Commercial Bank, which was subsequently acquired by East West Bank, (the “East West Debt”) to refinance previous debt in the amount of $2,850,000 at May 31, 2007. As of May 31, 2012, $2,650,000 continued to be funded under the agreement with East West Bank, and $2,147,000 was outstanding. The East West Debt requires monthly payments of $15,131 and bears interest at the prime rate as published in the Wall Street Journal and adjusted from time to time (3.25% at May 31, 2012). The East West Debt is collateralized by a first lien on a building and land in Fort Worth, Texas owned by the Company. The East West Debt matured on May 3, 2012 and the Company was initially noticed in the second quarter of fiscal year 2012 the East West Debt would not be renewed. Subsequently, East West Bank granted an extension of the debt maturity through August 3, 2012. The Company has not been able to secure new financing against its real estate and believes that this will not be possible until it secures new senior debt financing and settles its debt with Thermo. East West Bank and the Company are currently in discussions related to a possible extension on the maturity date of the loan, but as of the date of this Report the extension has not been granted. The Company cannot assure such financing can be secured or that any new financing will be on terms favorable to the Company. In addition, the Company can provide no assurance that East West Bank will extend the current maturity date or that any such extensions will allow a sufficient amount of time for the Company to secure the new real estate financing.

Jardine Bank Debt: Effective May 3, 2007, the Company entered into a loan agreement with Jardine Capital Corp. (the “Jardine Bank Debt”) to refinance previous debt in the amount of $650,000. The Jardine Bank Debt is collateralized by a second lien on a building and land in Fort Worth, Texas owned by the Company. The Jardine Bank Debt requires monthly payments of $7,705, bears interest at 13% and matured on May 3, 2012. The Company was initially noticed in the second quarter of fiscal year 2012 the Jardine Bank Debt would not be renewed. Subsequently, Jardine Capital granted an extension of the debt maturity through August 3, 2012. As of May 31, 2012, a total of $552,000 was outstanding under this agreement. The Company has not been able to secure new financing against its real estate and believes that this will not be possible until it secures new senior debt financing and settles its debt with Thermo. The Company expects Jardine Bank to extend the maturity date of the debt until the new financing can be completed, but as of the date of this Report, an extension has not been granted. The Company cannot assure such financing can be secured or that any new financing will be on terms favorable to the Company. In addition, the Company can provide no assurance that Jardine Bank will extend the current maturity date or that any such extensions will allow a sufficient amount of time for the Company to secure the new real estate financing.

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

Under terms of the Agreement, the parties executed mutual releases of claims against each other and agreed to file a stipulation of dismissal in connection with the pending litigation matter.  The Company agreed to, among other things, the purchase a perpetual license from Hawk to use the trademark “Hawk Electronics” for $900,000. As of May 31, 2012, the Company paid $700,000, paid $100,000 by July 1, 2012, and is obligated to pay $100,000 by July 1, 2013 under the terms of the license agreement.

As of May 31, 2012, the Company has recorded $100,000 as current portion of trademark purchase obligation (July 1, 2012 payment) as a current liability and has recorded $100,000 (payments due thereafter) under long-term trademark purchase obligation as a long-term liability.

NOTE 12 - INCOME TAXES

The components of the Company’s total provision for income taxes for the following two fiscal years are (in thousands):

	May 31,
	2012	2011
Current income tax expense
Federal	$91	$-
State	179	153
Total current provision	270	153
Deferred income tax expense	-	-
Total provision for income taxes	$270	$153

The Company’s effective tax rate differed from the federal statutory income tax rate as follows (in thousands):

	May 31,
	2012	2011

Income tax provision (benefit) at the federal statutory rate	$1,510	$(811)
Effect of valuation allowance	(1,340)	820
Permanent differences	25	40
State income taxes, net of federal benefit	118	101
Other	(43)	3
Provision for income taxes	$270	$153

Teletouch uses the liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences reverse.

Significant components of the Company’s deferred taxes as of May 31, 2012 and May 31, 2011 are as follows (in thousands):

	May 31,
	2012	2011

Deferred Tax Assets:
Current deferred tax assets:
Accrued liabilities	$841	$204
Deferred revenue	28	51
Inventories	118	102
Allowance for doubtful accounts	60	93
	1,047	450
Valuation allowance	(1,047)	(450)
Current deferred tax assets, net of valuation allowance	-	-

Non-current deferred tax assets:
Net operating loss	8,547	10,781
Accrued liabilities	511	409
Intangible assets	316	258
Fixed assets	207	203
Licenses	9	12
Other	178	42
	9,768	11,705
Valuation allowance	(9,768)	(11,705)
Non-current deferred tax assets, net of valuation allowance	-	-

The Company has approximately $25,137,000 of net operating losses at May 31, 2012, which are subject to expiration in various amounts from 2022 through 2031. These net operating losses are subject to limitations as a result of a change in ownership that took place during August 2011, as defined by Section 382 of the Internal Revenue Code. Realization of deferred tax assets associated with the net operating losses is dependent upon generating sufficient taxable income prior to their expiration and to the limitations imposed by Section 382. Management has determined that it is not more likely than not that the deferred tax assets will be realized and a full valuation allowance has been established as of May 31, 2012 and 2011.

The current Company policy classifies any interest recognized on an underpayment of income taxes and any statutory penalties recognized on a tax position taken as interest expense in its consolidated statements of operations. There was an insignificant amount of interest and penalties recognized and accrued as of May 31, 2012. The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate for fiscal year ended May 31, 2012 and has not recognized any additional liabilities for uncertain tax positions under the guidance of ASC 740. The Company’s tax years 2005 through 2011 for federal returns and 2009 through 2012 for state returns remain open to major taxing jurisdictions in which we operate, although no material changes to unrecognized tax positions are expected within the next year.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Teletouch leases buildings, transmission towers, and equipment under non-cancelable operating leases ranging from one to twenty years. These leases contain various renewal terms and restrictions as to use of the property. Some of the leases contain provisions for future rent increases. The total amount of rental payments due over the lease terms is charged to rent expense on the straight-line method over the term of the leases. The difference between rent expense recorded and the amount paid is recorded as deferred rental expense, which is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. The Company’s most significant lease obligation is for a suite at the Dallas Cowboys Stadium in Arlington, Texas, which is used for customer, supplier, investor relations and other corporate events. Due to the significance of this lease compared to the Company’s other operating leases, it is separately identified in the table below. The Company’s total rent expense in fiscal year 2012 and 2011 was approximately $1,354,000, and $1,336,000, respectively. Future minimum rental commitments under non-cancelable leases are as follows (in thousands):

	Operating Lease Payments Due By Period
	(in thousands)

	Total	2013	2014	2015	2016	2017	Thereafter

Operating leases	$1,100	$508	$324	$131	$89	$48	$-
Dallas Cowboy Suite Lease	$3,746	205	205	205	205	205	2,721
Total operating leases	$4,846	$713	$529	$336	$294	$253	$2,721

Sales and Use Tax Audit Contingency

Due to the results of PCI’s recent sales and use tax audit, the Company has identified a sales and use tax contingency for the period subsequent to the recent audit period which is November 1, 2009 through May 31, 2012 (see Note 8 – “Accrued Expenses and Other Current Liabilities” for more information on the sales and use tax accrual for this period).

Legal Proceeding Contingencies

Teletouch is party to various legal proceedings arising in the ordinary course of business. The Company believes there is no proceeding, either threatened or pending, against it that will result in a material adverse effect on its results of operations or financial condition or that requires accrual or disclosure in its financial statements under ASC 450.

NOTE 14 - SHAREHOLDERS’ EQUITY

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

Common stock reserved: The following represents the shares of common stock to be issued on an “if-converted” basis at May 31, 2012.

Common Stock Equivalents
1994 Stock Option and Stock Appreciation Rights Plan	1,998
2002 Stock Option and Stock Appreciation Rights Plan	6,399,655
6,401,653

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

On August 7, 2002, the Company’s Board of Directors adopted the Teletouch 2002 Stock Option and Appreciation Rights Plan and on November 7, 2002, the common shareholders voted and ratified the plan (the “2002 Plan”). Under the 2002 Plan, Teletouch may issue options, which will result in the issuance of up to an aggregate of 10,000,000 shares of Teletouch’s common stock through August 7, 2012, at which time the 2002 Plan will terminate. The 2002 Plan provides for options, which qualify as incentive stock options (Incentive Options) under Section 422 of the Code, as well as the issuance of non-qualified options (Non-Qualified Options). The shares issued by Teletouch under the 2002 Plan may be either treasury shares or authorized but unissued shares as Teletouch’s Board of Directors may determine from time to time. Pursuant to the terms of the 2002 Plan, Teletouch may grant Non-Qualified Options and Stock Appreciation Rights (SARs) only to officers, directors, employees and consultants of Teletouch or any of Teletouch’s subsidiaries as selected by the Board of Directors or the Compensation Committee. The 2002 Plan also provides that the Incentive Options shall be available only to officers or employees of Teletouch or any of Teletouch’s subsidiaries as selected by the Board of Directors or Compensation Committee. The price at which shares of common stock covered by the option can be purchased is computed as the average of the closing price of the Company’s stock for the five days preceding the grant date. To the extent that an Incentive Option or Non-Qualified Option is not exercised within the period in which it may be exercised in accordance with the terms and provisions of the 2002 Plan described above, the Incentive Option or Non-Qualified Option will expire as to the then unexercised portion. In addition, employees that cease their services with the Company and hold vested options will have the ability to exercise their vested options for a period three months after their termination date with the Company.

As of May 31, 2012, 1,998 Non-Qualified Options are outstanding under the 1994 Plan, and 706,998 Non-Qualified Options and 5,692,657 Incentive Options are outstanding under the 2002 Plan.

Stock option activity has been as follows:

	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price per Share

Options outstanding at May 31, 2010	4,563,316	$0.12 - $0.89	$0.25
Options granted to officers and management	973,167	$0.33 - $0.35	$0.33
Options granted to directors	120,000	$0.33	$0.33
Options exercised	-	$0.00	$0.00
Options forfeited	(666)	$0.24	$0.24
Options outstanding at May 31, 2011	5,655,817	$0.12 - $0.89	$0.26

Options granted to officers and management	573,167	$0.48	$0.48
Options granted to directors	210,000	$0.48 - $0.67	$0.53
Options exercised	(3,333)	$0.24	$0.24
Options forfeited	(33,998)	$0.18 - $0.61	$0.21
Options outstanding at May 31, 2012	6,401,653	$0.12 - $0.89	$0.29

Exercisable at May 31, 2012	6,234,986		$0.29
Exercisable at May 31, 2011	4,651,432		$0.27

Range of Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares Exercisable	Weighted Average Exercise Price

$0.12 - $0.30	3,151,323	$0.17	6.33	3,151,323	$0.17
$0.31 - $0.39	2,265,165	$0.36	5.66	2,098,498	$0.36
$0.40 - $0.55	908,167	$0.49	7.76	908,167	$0.49
$0.56 - $0.89	76,998	$0.70	6.58	76,998	$0.70
	6,401,653			6,234,986

A summary of option activity for the fiscal year ended May 31, 2012 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at June 1, 2011	5,655,817	$0.26	6.88	$921,826
Granted	783,167	0.49
Exercised	(3,333)	0.24
Forfeited	(33,998)	0.21
Outstanding at May 31, 2012	6,401,653	0.29	6.30	$1,364,449

Options exercisable at May 31, 2012	6,234,986	$0.29	6.25	$1,335,449

The following table summarizes the status of the Company’s non-vested stock options since June 1, 2011:

	Non-vested Options
		Weighted-
	Number of	Average Fair
	Shares	Value
Non-vested at June 1, 2011	1,004,385	$0.21
Granted	783,167	0.31
Vested	(1,620,885)	0.25
Forfeited	-	-
Non-vested at May 31, 2012	166,667	$0.30

The Company estimates the fair value of employee stock options on the date of grant using the Black-Scholes model. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The Company has elected to estimate the expected life of an award based on the SEC approved “simplified method.” The Company calculated its expected volatility assumption required in the Black-Scholes model based on the historical volatility of its stock. The Company recorded approximately $301,000 and $385,000 in stock based compensation expense in the consolidated financial statements for the twelve months ended May 31, 2012 and 2011, respectively.

NOTE 16 - RETIREMENT PLAN

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

The amounts included in operating expense in connection with the Company’s contributions to the Teletouch Plan are approximately $192,000 and $211,000 for the years ended May 31, 2012 and 2011, respectively.

NOTE 17 – RELATED PARTY TRANSACTIONS

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

Rainbow Resources, Inc.(“RRI”) – RRI is an oil and natural gas exploration and development company that owns 1,200,000 shares of Teletouch common stock. Robert McMurrey, Chairman and Chief Executive Officer of Teletouch, has voting and dispositive power over all Teletouch securities owned by RRI. The Company paid certain health insurance expenses on behalf of RRI in fiscal years ended May 31, 2012 and 2011 which resulted in a receivable due from RRI of approximately $3,000 as of May 31, 2011. This receivable was subsequently paid by RRI in June 2011. As of May 31, 2012, no balance was due from RRI related to these expenses

TLL Partners, LLC, a Delaware LLC (“TLLP”) – TLLP has no operations and is a holding company formed in 2001 to acquire certain outstanding Series A Preferred stock and subordinated debt obligations of Teletouch. The purchased subordinated debt obligations were forgiven, and in November 2002, all of the outstanding Series A Preferred stock was redeemed by Teletouch by the issuance of 1,000,000 shares of Teletouch’s convertible Series C Preferred stock. In November 2005, TLLP converted all of its shares of Series C Preferred stock into 44,000,000 shares of Teletouch’s common stock gaining a majority ownership of Teletouch’s outstanding common stock. As of May 31, 2011, TLLP owned 30,900,999 shares of Teletouch common stock, representing approximately 63% of Teletouch’s outstanding common stock. During our third fiscal quarter of 2011, TLLP informed the Company of its intent to sell some of its holdings of Teletouch common stock in order to raise funds to settle certain debt obligations at TLLP. During the quarter ended May 31, 2011 and February 28, 2011, TLLP sold 7,082,234 and 1,166,667 shares, respectively, of Teletouch stock to certain non-affiliated parties. In June 2011, TLLP sold an additional 250,000 shares of Teletouch’s common stock leaving its holdings at 30,650,999 shares of common stock. The Company has entered into various Registration Rights Agreements with the purchasers of its common stock from TLLP and filed a registration statement on Form S-1 with the SEC on June 17, 2011 to register all of the shares sold plus 12,000,000 shares of Teletouch’s common stock then held by TLLP. The registration statement was declared effective by the SEC on July 11, 2011 and remains current as of the date of this Report.

On August 17, 2011, TLLP closed on a transaction to settle certain of its debt obligations and retire its outstanding redeemable Series A Preferred Units. The result of this transaction was that TLLP transferred a total of 27,000,000 shares of Teletouch’s common stock to settle these obligations leaving it with 3,650,999 shares of Teletouch’s common stock or approximately 7.5% ownership of Teletouch (see “Change of Ownership and Voting Control of Teletouch” in Note 14 – “Stockholders Equity” for further discussion on this transaction).

The Company received certain dividend payments from investments belonging to TLLP and paid certain consulting and legal fees on behalf of TLLP in fiscal year ended May 31, 2011. These transactions resulted in a receivable due from TLLP of approximately $9,000 as of May 31, 2011. This receivable was subsequently paid by TLLP in June 2011. As of May 31, 2012, no balance was due to or from TLLP.

NVRDUL, LLC (“NVRDUL”) – NVRDUL is an entity controlled by Carri P. Hyde, spouse of Thomas A. Hyde, Jr., Director, President and Chief Operating Officer of the Company. Mr. Hyde has no direct involvement with the operations of NVRDUL, but is related only through marriage. The Company provided certain available office space to NVRDUL in exchange for certain public relations services. During the 4th quarter of fiscal year 2011, the Company agreed to sub-lease certain billboards to NVRDUL at the same rate that the Company is contractually obligated to pay for these billboards. NVRDUL was billed for this billboard space for the 4th quarter of fiscal year 2011 and resulted in a receivable due from NVRDUL of approximately $40,000 as of May 31, 2011, which was subsequently paid prior to August 31, 2011. As of May 31, 2012, no balance was due from NVRDL.

NOTE 18 – SEGMENT INFORMATION

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

Beginning in the quarter ended November 30, 2011, the Company began combining the insignificant amounts previously reported as corporate product sales, with the product sales reported for its cellular segment. These product sales previously reported as corporate sales related to an insignificant amount of product sales that were generated through various corporate departments, primarily related to cellular products. The segment information for the fiscal year ended May 31, 2011 in this Report has been conformed to be comparable to the current year’s segment presentation.

The following tables summarize the Company’s operating financial information by each segment for the fiscal years ended May 31, 2012 and 2011 (in thousands):

	Year Ended May 31, 2012
	Segments
	Cellular	Two-way	Wholesale	Corporate	Total
Operating revenues:
Service and installation revenue	$15,409	$1,461	$4	$-	$16,874
Product sales revenue	2,061	8,487	6,996	-	17,544
Total operating revenues	17,470	9,948	7,000	-	34,418

Operating expenses:
Cost of service and installation (exclusive of depreciation and amortization included below)	3,489	1,820	30	-	5,339
Cost of products sold	3,115	7,404	6,143	-	16,662
Selling and general and administrative	2,292	723	1,123	9,224	13,362
Depreciation and amortization	-	101	-	1,059	1,160
Texas sales and use tax audit assessment	-	-	-	1,880	1,880
Gain on settlement with AT&T	-	-	-	(10,267)	(10,267)
Gain on disposal of assets	-	-	-	(38)	(38)
Total operating expenses	8,896	10,048	7,296	1,858	28,098
Income (loss) from operations	8,574	(100)	(296)	(1,858)	6,320

Other expense:
Interest expense, net	-	-	-	(1,880)	(1,880)

Income (loss) before income tax expense	8,574	(100)	(296)	(3,738)	4,440
Income tax expense	-	-	-	270	270
Net income (loss)	$8,574	$(100)	$(296)	$(4,008)	$4,170

	Year Ended May 31, 2011
	Segments
	Cellular	Two-way	Wholesale	Corporate	Total
Operating revenues:
Service and installation revenue	$18,997	$1,507	$71	$-	$20,575
Product sales revenue	2,956	3,246	13,647	-	19,849
Total operating revenues	21,953	4,753	13,718	-	40,424

Operating expenses:
Cost of service and installation (exclusive of depreciation and amortization included below)	4,320	1,618	109	-	6,047
Cost of products sold	4,092	2,427	11,792	-	18,311
Selling and general and administrative	3,060	712	1,510	9,580	14,862
Depreciation and amortization	-	92	-	1,060	1,152
Impairment of Asset held for Sale	-	-	-	157	157
Loss on disposal of assets	-	-	-	16	16
Total operating expenses	11,472	4,849	13,411	10,813	40,545
Income (loss) from operations	10,481	(96)	307	(10,813)	(121)

Other income (expenses):
Interest expense, net	-	-	-	(2,227)	(2,227)

Income (loss) before income tax expense	10,481	(96)	307	(13,040)	(2,348)
Income tax expense	-	-	-	153	153
Net income (loss)	$10,481	$(96)	$307	$(13,193)	$(2,501)

The Company identifies its assets by segment. Significant assets of the Company’s corporate offices include cash, property and equipment, loan origination costs and the patent held for sale. The Company’s assets by segment as of May 31, 2012 and May 31, 2011 are as follows:

	Year Ended May 31, 2012			Year Ended May 31, 2011
	Total Assets	Property and Equipment, net	Goodwill and Intangible Assets, net	Total Assets	Property and Equipment, net	Goodwill and Intangible Assets, net

Segment
Cellular	$7,065	$64	$2,602	$8,284	$62	$3,325
Two-way	1,910	386	363	2,031	394	374
Wholesale	640	24	-	1,121	8	-
Corporate	4,674	2,036	-	4,975	2,155	206
Totals	$14,289	$2,510	$2,965	$16,411	$2,619	$3,905

During fiscal year 2012, the Company did not have a single customer that represented more than 10% of total segment revenues.

NOTE 19 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended May 31, 2012 and 2011 are set forth below:

(in thousands, except per share data)
	Three Months Ended
	August 31,	November 30,	February 29,	May 31,
	2011	2011	2012	2012
Service and installation revenue	$4,483	$4,296	$3,929	$4,166
Product sales revenue	5,936	3,684	3,791	4,133
Total operating revenues	10,419	7,980	7,720	8,299
Operating expenses	10,623	(437)	10,261	7,651
Income (loss) from operations	$(204)	$8,417	$(2,541)	$648
Interest expense, net	(527)	(523)	(417)	(413)
Income (loss) from operations before income tax expense	(731)	7,894	(2,958)	235
Income tax expense	41	106	49	74
Net income (loss)	$(772)	$7,788	$(3,007)	$161

Basic income (loss) per share of common stock	$(0.02)	$0.16	$(0.06)	$-

Diluted income (loss) per share of common stock	$(0.02)	$0.15	$(0.06)	$-

Total assets	$17,907	$19,727	$18,354	$14,289

Current portion of long-term debt	$4,369	$5,119	$13,123	$10,392

Long-term debt	10,023	8,642	-	-

Total long-term debt	$14,392	$13,761	$13,123	$10,392

(in thousands, except per share data)
	Three Months Ended
	August 31,	November 30,	February 28,	May 31,
	2010	2010	2011	2011
Service and installation revenue	$5,737	$5,127	$4,950	$4,761
Product sales revenue	3,241	3,817	4,407	8,384
Total operating revenues	8,978	8,944	9,357	13,145
Operating expenses	8,584	9,042	9,701	13,218
Income (loss) from operations	$394	$(98)	$(344)	$(73)
Interest expense, net	(568)	(551)	(553)	(555)
Loss from operations before income tax expense	(174)	(649)	(897)	(628)
Income tax expense	56	56	45	(4)
Net loss	$(230)	$(705)	$(942)	$(624)

Basic and diluted loss per share of common stock	$-	$(0.01)	$(0.02)	$(0.01)

Total assets	$20,329	$17,865	$17,151	$16,411

Current portion of long-term debt	$1,559	$1,489	$1,498	$4,439

Long-term debt	13,678	13,312	13,228	10,181

Total long-term debt	$15,237	$14,801	$14,726	$14,620

NOTE 20 – SUBSEQUENT EVENT

Sale of Two-Way Business

On August 11, 2012, Teletouch and DFW Communications, Inc. (“DFW”) entered into an Asset Purchase Agreement (the “APA”), where the Company agreed to sell, assign, transfer and convey to DFW substantially all of the assets of the Company associated with the two-way radio and public safety equipment business, such assets including, among other things, certain related accounts receivable; inventory; fixed assets (e.g. fixtures, equipment, machinery, appliances, etc.); supplies used in connection with the business; the Company’s leases, permits and titles, including certain FCC licenses held by the Company; and goodwill and going concern value of the business segment. DFW also assumed certain obligations, permits and contracts related to the Company’s business. Subject to certain working capital adjustments, DFW agreed to pay, at closing, as consideration for the assets of the Company an amount in cash equal to approximately $1,469,000, $168,000 of which is allocated to certain designated suppliers’ payments and $300,000 of which is allocated to real estate and goodwill. The parties to the APA further designated approximately $767,000 for working capital purposes, such amount consisting of, among other things, aged accounts receivable and inventory as of the effective date of the APA. This includes a working capital adjustment provision that provides for no more than $200,000 of post-close working capital adjustments to be charged to the Company in the event of any material accounts receivable or inventory deficits. The foregoing disposition of the Company’s assets closed on August 14, 2012, having been reviewed and approved by the Company’s Board of Directors on August 10, 2012.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, the Company conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer (the “Certifying Officers”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Certifying Officers concluded that, as of May 31, 2012, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was not effective as of May 31, 2012, due to the material weaknesses described below.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. As of May 31, 2012, management’s internal controls over financial reporting were not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this Annual Report.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of interim or annual financial statements will not be prevented or detected on a timely basis by the company’s internal controls. Management concluded the following control deficiency constituted a material weakness as of November 30, 2010. Subsequent to that date, the Company was able to remediate certain control deficiencies but determined it is still considered a material weakness as of May 31, 2012 due to certain control deficiencies that have not been alleviated.

Controls over Sales and Use Taxes : During the quarter ended November 30, 2010, the Certifying Officers determined that control procedures were not effective in providing adequate review and oversight of the calculation of the sales tax payables. The Company’s billing system does not incorporate any type of automated sales tax rate verification process or external rate table database and currently relies on manual entry of sales tax rates when a customer’s billing account is created. In part, due to the manual nature of this process, errors were made in the tax rates setup and the computation of sales taxes on certain services that were billed. These errors were not detected in a timely manner due to lack of experience of the personnel assigned to manage the Company’s sales tax processes. The Company also believes there was no sufficient oversight of the changes to the billing system as they pertained to sales tax computations. The control deficiency was discovered during the preparation for a sales and use tax audit by the State of Texas. This control deficiency may result in additional payments to the State of Texas for incorrectly calculated taxes and taxes not collected on services provided.

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

•	The Company’s billing system was modified to default to the maximum sales tax rate allowed by the State of Texas unless a more correct rate was able to be determined through a specific review of customer information and the products and services being billed.

•	The Company’s billing system was set to default to apply sales tax to all sales transactions and access to make changes to the tax status in the billing system was limited to group of personnel responsible for verification of customer exemption status.

•	Responsibility for sales tax processing was transferred from the Company’s information technology department to the finance department under the direction of personnel with expertise in sales and use tax compliance. In addition, a sales tax consulting firm was engaged to provide support for specific applications of sales and use taxes related to the Company’s sales transactions.

•	Established a monthly process was established to manually recompute the taxes on a random sampling of invoices to ensure that the billing system computations are correct.

•	A sales tax consulting firm has been engaged to integrate sales tax processing system into the Company’s billing system that will maintain current tax rates and automatically determine taxability of products or services when they are invoiced.

At this time, the Company has initially completed all of the remediation steps listed above with the exception of implementing a third party sales tax processing system. The Company has been in discussions with several tax software companies and has reviewed different tax software packages to determine which application will work best with the Company’s business transactions, as well as determine which packages are financially feasible for the Company to implement. After further internal testing of the remediation steps completed to date, the Company determined certain steps have not been executed completely and continue to have control deficiencies. Additionally, as a result of the recent tax audit of PCI, certain issues were identified in the Company’s ability to compute and remit use taxes related to certain services that it purchases as well as other issues that were identified in the Company’s review and authentication of certain customer exemption forms. The Company is currently working on processes and procedures to fully implement the remediation steps that had been previously identified and will focus on identifying additional remediation steps in an effort to resolve the material weaknesses in internal control over financial reporting as related to sales and use tax compliance matters. Once the Company’s refinancing efforts are concluded, it will re-focus its efforts on implementing a sales tax calculation database.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than September 28, 2012 and is incorporated into this Item 10 by reference.

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

Item 11. Executive Compensation

The information required by this Item 11 will be included in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than September 28, 2012 and is incorporated into this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than September 28, 2012 and is incorporated into this Item 12 by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than September 28, 2012 and is incorporated into this Item 13 by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be included in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than September 28, 2012 and is incorporated into this Item 14 by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements (See Part II, Item 8 of this Form 10-K).

Report	of Independent Registered Public Accounting Firm

Consolidated	Balance Sheets as of May 31, 2012 and 2011

Consolidated	Statements of Operations for Each of the Two Years in the Period Ended May 31,2012

Consolidated	Statements of Cash Flows for Each of the Two Years in the Period Ended May 31,2012

Consolidated	Statements of Shareholders’ Deficit for Each of the Two Years in the Period Ended May 31, 2012

Notes	to Consolidated Financial Statements

(a) (2)	Financial Statement Schedules.

Schedules, other than those referred to above, have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

(a) (3)	Exhibits.

See	Item 15(b) below.

(b)	Exhibits

The	exhibits listed in the following index to exhibits are filed as part of this annual report on Form 10-K.

Index of Exhibits

Exhibit No.	Description of Exhibit	Footnote
3.1	Restate Certificate of Incorporation of the Company	2
3.2	Bylaws of Teletouch Communications, Inc., as amended July 31, 1995	1
10.1	Restructuring Agreement dated as of May 17, 2002 by and among the Company, TLL Partners and GM Holdings	3
10.2	Amended and Restated Operating Agreement dated as of May 17, 2002 by and between the Company and Teletouch Licenses, Inc.	3
10.3	Amendment Agreement dated June 17, 2002 by and among the Company, TLL Partners and GM Holdings (amending the Restructuring Agreement dated as of May 17, 2002)	4
10.4	1994 Stock Option and Appreciation Rights Plan*	5
10.5	2002 Stock Option and Appreciation Rights Plan*	6
10.6	Asset Purchase Agreement between the Company and DCAE, Inc.	7
10.7	Registration Rights Agreement dated August 11, 2006 between the Company and Stratford Capital Partners, L.P. and Retail and Restaurant Growth Capital, L.P.	9
10.8	Loan and Security Agreement dated April 30, 2008 between the Company and Thermo Credit, LLC ($5.0 million revolving credit facility)	10
10.9	Promissory Note dated April 30, 2008 between the Company and Thermo Credit, LLC	10
10.10	Escrow Agreement dated April 30, 2008 between the Company and Thermo Credit, LLC	10
10.11	Factoring and Security Agreement dated August 11, 2006 between the Company and Thermo Credit, LLC ($10.0 million revolving credit line secured by accounts receivable)	10
10.12	First Amendment to the Factoring and Security Agreement dated May 18, 2007 between the Company and Thermo Credit, LLC (increase of credit line to $13.0 million among other modifications)	10
10.13	Second Amendment to the Factoring and Security Agreement dated February 26, 2008 between the Company and Thermo Credit, LLC (increase of credit line to $15.0 million among other modifications)	10
10.14	Lockup Agreement dated May 16, 2008 by and between the Company, Statford Capital Partners, L.P. and Restaurant & Retail Growth Capital L.P.	10
10.15	First Amendment to the Registration Rights Agreement dated May 16, 2008 by and between the Company, Stratford Capital Partners, L.P. and Restaurant & Retail Growth, L.P.	10
10.16	Form of Warrant Redemption Payment Agreement dated June 2, 2008 between the Company and each of the individual holders of certain 6,000,000 redeemable common stock purchase warrants (the "GM Warrants").	10
10.17	Form of Promissory Note dated June 2, 2008 between the Company and each of the individual holders of certain 6,000,000 redeemable common stock purchase warrants (GM Warrants).	10
10.18	Thomas A. "Kip" Hyde, Jr. Employment Agreement*	11
10.19	Robert M. McMurrey Employment Agreement*	12

Exhibit No.	Description of Exhibit	Footnote
10.20	Second Amendment to Loan and Security Agreement and Modification of Promissory Note between the Company and Thermo Credit, LLC, effective August 1, 2009 (increase April 30, 2008 revolving credit facility to $18.0 million and purchase of all outstanding factored accounts receivable and termination of the August 11, 2006 factoring agreement with Thermo Credit, LLC)	13
10.21	Notice and Initial Statement of Claims filed by the Company on September 30, 2009 commencing and arbitration proceeding against New Cingular Wireless PCI, LLC and AT&T Mobility Texas, LLC (collectively "AT&T)	14
10.22	Third Amendment to Loan and Security Agreement and Modification of Promissory Note between the Company and Thermo Credit, LLC, effective December 31, 2010 (extended maturity date of Note and defer payment of monthly step-down payments and over-advance amount)	15
10.23	Registration Rights Agreement, dated May 12, 2011 between the Company and Lazarus	16
10.24	Second Amendment to Warrant Redemption Payment Agreement between the Company and each of the individual holders of certain 6,000,000 redeemable common stock purchase warrants (the "GM Warrant") effective May 31, 2011	17
10.25	Registration Rights Agreement, dated June 7, 2011 between the Company and TLL Partners, LLC	17
10.26	Registration Rights Agreement, dated June 13, 2011 between the Company and Michael A. Dickens	17
10.27	Registration Rights Agreement, dated August 17, 2011 between the Company and Stratford Capital Partners, L.P. and Retail & Restaurant Growth Capital, L.P.	18
10.28	Mutual Release dated August 17, 2011 by and among the Company, Stratford Capital Partners, L.P., & Retail & Restaurant Growth Capital, L.P. and TLL Partners, LLC	18
10.29	Unilateral Release dated August 17, 2011 for the benefit of the Company by Robert McMurrey and TLL Partners, LLC	18
10.34	Loan maturity date extension, dated May 7, 2012 between the Company and East West Bank	23
10.35	Loan maturity date extension, dated May 8, 2012 between the Company and Jardine Capital Corporation	23
10.36	Asset Purchase Agreement, dated August 11, 2012 between the Company and DFW Communications, Inc.	24
14	Code of Ethics	8

21	Subsidiaries of the Company	25
23.1	Consent of BDO USA, LLP	25
31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)	25
31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)	25
32.1	Certification pursuant to 1350, Chapter 63, Title 18 of the U.S. Code	25
32.2	Certification pursuant to 1350, Chapter 63, Title 18 of the U.S. Code	25

Footnotes
*	Indicates a management contract of compensatory plan or arrangement
1	Filed as an exhibit to the Company's Current Report on Form 8-K filed on August 18, 1995 and incorporated herein by reference.
2	Filed as an exhibit to the Company's Form 10-Q for the quarter ended February 28, 2002 and incorporated herein by reference.
3	Filed as an exhibit to the Company's Form 8-K filed with the Commission on June 3, 2002 and incorporated herein by reference.
4	Filed as an exhibit to the Company's Form 8-K/A filed with the Commission on June 17, 2002 and incorporated herein by reference.
5	Filed and an exhibit to the Company's Form S-8 registration statement on September 19, 2003 (No. 333-108946) and incorporated herein by reference.
6	Filed as an exhibit to the Company's Form S-8 registration statement on September 19, 2003 (No. 333-108945) and incorporated herein by reference.
7	Filed as an exhibit to the Company's Form 10-Q for the quarter ended February 28, 2004 (File No. 1-13436) and incorporated herein by reference.
8	Filed as an exhibit to the Company's Form 10-K/A Amendment No. 2 for the fiscal year ended May 31, 2004 (File No. 1-13436) and incorporated herein by reference.
9	Filed as an exhibit to the Company's Form 10-K for the fiscal year ended May 31, 2006 (File No. 1-13436), filed with the Commission on September 13, 2006 and incorporated herein by reference.
10	Filed as an exhibit to the Company's Form 8-K filed with the Commission on May 27, 2008 (File No. 1-13436) and incorporated herein by reference.
11	Filed as an exhibit to the Company's Form 8-K filed with the Commission on January 7, 2009 (File No. 1-13436) and incorporated herein by reference.
12	Filed as an exhibit to the Company's Form 8-K filed with the Commission on January 7, 2009 (File No. 1-13436) and incorporated herein by reference.
13	Filed as an exhibit to the Company's Form 10-K for the fiscal year ended May 31, 2009 (File No. 1-13436), filed with the Commission on August 31, 2009 and incorporated herein by reference.
14	Filed as an exhibit to the Company's Form 8-K filed with the Commission on September 30, 2009 (File No. 1-13436) and incorporated herein by reference.
15	Filed as an exhibit to the Company's Form 8-K filed with the Commission on March 11, 2011 (File No. 1-13436) and incorporated herein by reference.
16	Filed as an exhibit to the Company's Form 8-K filed with the Commission on May 18, 2011 (File No. 1-13436) and incorporated herein by reference.
17	Filed as an exhibit to the Company's Form 8-K filed with the Commission on June 17, 2011 (File No. 1-13436) and incorporated herein by reference.
18	Filed as an exhibit to the Company's Form 8-K filed with the Commission on August 18, 2011 (File No. 1-13436) and incorporated herein by reference.

Footnotes
19	Filed as an exhibit to the Company's Form 10-Q for the quarter ended August 31, 2011 (File No. 1-13436) and incorporated herein by reference.
20	Filed as an exhibit to the Company's Form 8-K filed with the Commission on November 30, 2011 (File No. 1-13436) and incorporated herein by reference.
21	Filed as an exhibit to the Company's Form 8-K filed with the Commission on March 20, 2011 (File No. 1-13436) and incorporated herein by reference.
22	Filed as an exhibit to the Company's Form 8-K filed with the Commission on March 30, 2011 (File No. 1-13436) and incorporated herein by reference.
23	Filed as an exhibit to the Company's Form 8-K filed with the Commission on May 11, 2012 (File No. 1-13436) and incorporated herein by reference.
24	Filed as an exhibit to the Company's Form 8-K filed with the Commission on August 16, 2012 (File No. 1-13436) and incorporated herein by reference.

25	Filed herewith
101

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELETOUCH COMMUNICATIONS, INC.

	By:	/s/ Robert M. McMurrey
Robert M. McMurrey
Chief Executive Officer
(Principal Executive Officer)
Date: August 29, 2012

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas A. “Kip” Hyde, Jr.	President, Chief Operating Officer	August 29, 20
Thomas A. “Kip” Hyde, Jr.	and a Director

/s/ Douglas E. Sloan	Chief Financial Officer	August 29, 2012
Douglas E. Sloan	(Principal Financial and Accounting Officer)

/s/ Clifford E. McFarland	Director	August 29, 2012
Clifford E. McFarland

/s/ Henry Y.L. Toh	Director	August 29, 2012
Henry Y.L. Toh

/s/ Marshall G. Webb	Director	August 29, 2012
Marshall G. Webb

/s/ Terry K. Dorsey	Director	August 29, 2012
Terry K. Dorsey

/s/ Ronald L. Latta	Director	August 29, 2012
Ronald L. Latta

