Form 10-K/A
period 2012-05-31
TELETOUCH COMMUNICATIONS INC
filed 2012-09-28
CIK 928659

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of November 30, 2011, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on that date, was approximately $11,724,883 based on the closing stock price of $0.79 on the same date. As of September 15, 2012, the latest practical date prior to the filing of this Annual Report, the Registrant had 49,919,522 and 48,742,335 shares of commons stock issued and outstanding, respectively.

EXPLANATORY NOTE

The following Amendment No. 1 (the “Amended Report”) to the Annual Report on Form 10-K for the fiscal year ended May 31, 2012 filed with Securities and Exchange Commission on August 29, 2012 (the “Annual Report”) of Teletouch Communications, Inc. (the “Company”) is being filed solely to set forth the information required by Part III of Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Annual Report filing. This Amended Report amends Part III of the Annual Report and updates the information on the cover page of the Annual Report as of September 15, 2012 only, and all other portions of the Annual Report remain in unchanged.

This Amended Filing includes Certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this Amended Filing.

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

In September 2010, Teletouch was awarded a multi-year contract with the General Services Administration (“GSA”) initially for the Company's comprehensive product line of public safety, emergency vehicle lighting and siren equipment manufactured by Whelen Engineering, Inc. The GSA contract number is GS07F0024X. The contract allows the Company the opportunity to compete in the public and emergency products category nationwide, allowing federal, state and / or local government agencies to purchase items from the Company’s public safety product line quickly and cost effectively. In addition, the contract enables the Company to streamline its purchasing process for its current government customers and will allow the Company to serve new customers around the country in the same manner. Furthermore, in the near future, the Company expects to offer additional products and services from its other vendors through the GSA. The GSA Schedule is a government-wide procurement system. Teletouch will be providing all government agencies with the contracted "best value" pricing, as well as simplifying procurement for its products and services. When government agencies place orders with Teletouch, it will allow the agencies to fulfill their bidding and quote comparison requirements, without having to solicit multiple bids, which will increase overall purchasing efficiency and lower costs. The GSA contract award criteria were stringent, and Teletouch was evaluated on its overall quality, pricing, financial, corporate stability and customer references. Teletouch's public safety products fall under Schedule 84, which includes Total Solutions for Law Enforcement, Security, Facilities Management, Fire, Rescue, Clothing, Marine Craft and Emergency / Disaster Response. The Company’s contract with the GSA was effective on October 1, 2010, for an initial period of five years, with the GSA having the option to extend the contract for three additional 5-year periods.

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

The Company identifies its assets by segment. Significant assets of the Company’s corporate offices include cash, property and equipment, loan origination costs and the patent held for sale. The Company’s assets by segment as of May 31, 2012 and May 31, 2011 are as follows:

	Year Ended May 31, 2012			Year Ended May 31, 2011
			Goodwill and			Goodwill and
		Property and	Intangible Assets,		Property and	Intangible Assets,
	Total Assets	Equipment, net	net	Total Assets	Equipment, net	net

Segment
Cellular	$7,065	$64	$2,602	$8,284	$62	$3,325
Two-way	1,910	386	363	2,031	394	374
Wholesale	640	24	-	1,121	8	-
Corporate	4,674	2,036	-	4,975	2,155	206
Totals	$14,289	$2,510	$2,965	$16,411	$2,619	$3,905

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of all Teletouch directors and executive officers as of September 15, 2012. Officers are appointed by, and serve at the pleasure of, the Board:

	Age
Name	(1)	Title
Robert M. McMurrey (4)(6)	66	Chairman of the Board of Directors and Chief Executive Officer
Thomas A. "Kip" Hyde, Jr. (7)(9)	51	Director, President and Chief Operating Officer
Douglas E. Sloan (8)	45	Chief Financial Officer, Treasurer and Corporate Secretary
Clifford E. McFarland (3)(4)(5)	56	Director
Marshall G. Webb (2)(3)	69	Director
Henry Y.L. Toh (2)(5)	55	Director
Terry K. Dorsey (3)(4)(5)(9)	65	Director
Ronald L. Latta (2)(4)(10)	48	Director

(1)	As of September 15, 2012.
(2)	Member of the Audit Committee.
(3)	Member of the Compensation Committee.
(4)	Member of the Executive Committee.
(5)	Member of the Nominating Committee and Corporate Governance Committee.
(6)	Mr. McMurrey was appointed to serve as Chief Executive Officer of Teletouch in November 2006.

Mr. McMurrey had previously served as Teletouch’s Chief Executive Officer through February 2000.

(7)	Mr. Hyde was appointed to serve as President and Chief Operating Officer of Teletouch in November 2006. Prior to this appointment, Mr. Hyde had served as Chief Executive Officer of Teletouch.
(8)	Mr. Sloan was promoted from Interim Chief Financial Officer to Chief Financial Officer of Teletouch in November 2006.
(9)	On March 6, 2009, Mr. Hyde was appointed to the Company’s Board of Directors.
(10)	On September 26, 2011, Mr. Dorsey was appointed to the Company’s Board of Directors.
(11)	On November 14, 2011, Mr. Latta was appointed to the Company’s Board of Directors.

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

Henry Y.L. Toh, an Independent Director, has been a director of Teletouch since November 2001. He is currently serving as a director with four other publicly traded companies. Since 1992, Mr. Toh has served as an officer and director of Counsel RB Capital Inc., formerly known as Acceris Communications, Inc., a leader in distressed and surplus capital asset transactions. Since December 1998, Mr. Toh has served as a director of National Auto Credit, Inc., a specialized finance and entertainment company. From April 2002 until February 2004, Mr. Toh served as a director of Bigmar, Inc., a Swiss pharmaceuticals company. Since March 2004, Mr. Toh has served as a director of Crown Financial Group, Inc., a registered broker-dealer. From September 2004 until August 2005, Mr. Toh served as a director of Vaso Active Pharmaceuticals, Inc. From 1992 to 2009, Mr. Toh served as an officer and director of Four M International, Inc., a privately held offshore investment entity. From 2007 to 2011, Mr. Toh served as a director of American Surgical Assistant Holdings, Inc., a leading surgical assistant’s service company. Since January 2010, Mr. Toh has served as the Vice Chairman and Executive Vice President of NuGen Holdings, Inc.. Mr. Toh began his career with KPMG Peat Marwick from 1980 to 1992, where he specialized in international taxation and mergers and acquisitions. Mr. Toh earned a B.S. in Managerial Studies / Economics from Rice University in 1980. Mr. Toh brings substantial experience in key areas of interest to our Company, including public company accounting, financial management and analysis.

Terry K. Dorsey, an independent director, has been a director of Teletouch since September 2011. From May 2009 to December 2011, Mr. Dorsey was the Managing Director at Abshier Webb Donnelly & Baker, an investment bank that provides corporate financial advisory services to small and middle market companies. From April 2007 to November 2008, he was Director of Strategic Planning and Corporate Finance at Synthesis Energy Systems, Inc. (Nasdaq: SYMX), engaged in development in energy projects. From June 2002 to April 2007, he managed various investment banking engagements at WoodRock & Company, a Houston, TX based investment banking firm. Mr. Dorsey holds a B.B.A. degree in Finance with a minor in accounting and economics and a M.B.A. degree in Management and Finance from Texas Tech University and holds a Ph.D. in Management of Technology with secondary fields of specialization in finance, investments and economics from the University of Texas at Austin. Mr. Dorsey brings to the Company and its Board his expertise and substantial experience in the areas of investment banking, corporate finance and mergers & acquisitions.

Ronald L. Latta, an independent director, has been a director of Teletouch since November 2011. Mr. Latta has 25 years of investment banking experience working primarily with small to medium size private and public companies. Mr. Latta started his career at Lovett Underwood Neuhaus & Webb (Kemper Securities Group). From January 1, 2010 to present, Mr. Latta has been the owner and managing member of RL Financial Advisory Services, LLC., providing mergers & acquisitions, advisory, debt and equity financing and other advisory services. From March 2000 to December 31, 2009, Mr. Latta was a Managing Director with Howard Frazier Barker Elliott (“HFBE”), a Houston based business valuation and advisory firm where he was recruited in 2000 to start up the firm’s investment banking effort. Prior to joining HFBE, Mr. Latta was a Managing Director and one of the founding members of Harris Webb & Garrison, another Houston based investment banking firm which grew to over 50 employees prior to merging with Sanders Morris Mundy in 2000. Mr. Latta has worked on a variety of transactions including public offerings, private placements of debt and equity, leveraged buyouts, mergers and acquisitions, valuations, fairness opinions as well as corporate advisory projects. Mr. Latta has experience in a variety of industries including manufacturing, distribution, oil service and other service businesses, retail, information technology, software, publishing, healthcare and biotechnology. Mr. Latta’s experience covers over 200 transactions, including 14 private placements with a value in excess of $300 million and 25 merger and acquisition transactions with a value in excess of $550 million. Mr. Latta has also completed more than 50 fairness opinions for a variety of transactional situations including acquisitions, financings, restructurings and going-private transactions. Mr. Latta has also been responsible for overseeing and monitoring direct equity investments made by partners, employees and other “friends of the firm” in certain client companies. In two instances, Mr. Latta has served on the Board of Directors of these companies. Mr. Latta has been a speaker at numerous seminars for business professionals and business owners regarding capital markets, mergers and acquisitions and fairness opinions. Mr. Latta received a BBA in Finance from Texas A&M University and an MBA with honors from the University of Texas at Austin.

Director and Officer Involvement in Certain Legal or Material Proceedings

There are no material proceedings to which any director, executive officer or affiliate of the Company, any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company, or any associate of any such director, executive officer, affiliate or security holder is a party adverse to the Company or has a material interest adverse to the Company. There are no family relationships between any of the Company’s executive officers or directors and there are no arrangements or understandings between a director and any other person pursuant to which such person was elected as director. There were no material changes to the procedures by which shareholders may recommend nominees to the Board since the Company’s last disclosure of such policies.

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

Compliance With the Section 16(a) Requirements

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of a registered class of our equity securities within specified time periods to file certain reports of ownership and changes in ownership with the SEC. Based solely upon a review of Forms 3, Forms 4 and Forms furnished to the Company during the Company’s most recent fiscal year, the Company believes that, on one occasion during the fiscal year, each of the following individuals (Messrs. McFarland, Dorsey and Latta) inadvertently filed late their respective Forms 3 and / or Forms 4. As of the date of this Report, all of such late filings have been made and, to the Company’s knowledge, there were no other forms which were filed late or not filed during the subject period.

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

Board Committees

Our Board has four committees: Audit Committee, Executive Committee, Compensation Committee, and the Nominating and Corporate Governance Committee.

During the fiscal year ended May 31, 2012, the Board held 10 meetings in person or telephonically and acted by written consent on no occasions. Each of our directors attended at least 75% of the aggregate of the total number of meetings of the Board and the total number of meetings held by all committees of the Board on which he served. The membership and responsibilities of our current committees are summarized below. Additional information regarding the responsibilities of each committee is found in, and is governed by, our By-Laws, as amended, each committee’s Charter, where applicable, specific directions of the Board, and certain mandated regulatory requirements. The Charters of the standing committees of the Board as well as the Code of Conduct and Ethics are available at our website at http://www.teletouch.com.

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

The Audit Committee met 10 times during the fiscal year ended May 31, 2012. The Audit Committee consists of the following independent directors: Marshall G. Webb (Chairman), Henry Y.L. Toh, and Ronald L. Latta. The Board has determined that Marshall G. Webb is an Audit Committee “financial expert” as defined under Item 407(d) of Regulation S-K under the Securities Act and is “independent” as defined under applicable federal securities laws, rules and regulations.

Compensation Committee. The Compensation Committee administers the Company’s incentive plans, sets policies that govern executives’ annual compensation and long-term incentives, and reviews management performance, compensation, development and succession. The duties of the Compensation Committee include establishing any director compensation plan or any executive compensation plan or other employee benefit plan which requires shareholder approval; establishing long-term director or executive compensation and director or executive benefits plans which do not require shareholder approval; determination of any other matter, such as employment agreements, severance agreements, change in control agreements, or special or supplemental executive benefits, within the Committee's authority; determining the overall compensation policy and executive salary plan; and determining the annual base salary, annual bonus, and annual and long-term equity-based or other incentives of each corporate officer, including the CEO. Although a number of aspects of the CEO’s compensation may be fixed by the terms of his employment contract, the Compensation Committee retains discretion to determine other aspects of the CEO’s compensation. The CEO reviews the performance of the executive officers of the Company (other than the CEO) and, based on that review, the CEO makes recommendations to the Compensation Committee about the compensation of executive officers (other than the CEO). The CEO does not participate in any deliberations or approvals by the compensation committee or the Board with respect to his own compensation. The Compensation Committee makes recommendations to the Board about all compensation decisions involving the CEO and the other executive officers of the Company. The Board reviews and votes to approve all compensation decisions involving the CEO and the executive officers of the Company. The Compensation Committee and the Board will use data, showing current and historic elements of compensation, when reviewing executive officer and CEO compensation. The Committee is empowered to review all components of executive officer and director compensation for consistency with the overall policies and philosophies of the Company relating to compensation issues. The Committee may from time to time delegate duties and responsibilities to subcommittees or a Committee member. The Committee may retain and receive advice, in its sole discretion, from compensation consultants. The Compensation Committee currently employs a compensation consultant to assist in determining and recommending the amount and form of executive and director compensation. None of the members of our Compensation Committee is one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or Compensation Committee. The Compensation Committee consists of Clifford E. McFarland (Chairman), Marshall G. Webb and Terry K. Dorsey. During the fiscal year ended May 31, 2012, the Compensation Committee held 9 meetings.

Executive Committee. Clifford E. McFarland (Chairman), Robert McMurrey, Terry K. Dorsey and Ronald L. Latta are the members of the Executive Committee, which held no meetings during the fiscal year ended May 31, 2012.

Nominating and Corporate Governance Committee. The Nominating Committee was established during the 2004 fiscal year. Its purpose was to identify candidates for future Board membership and proposes criteria for Board candidates and candidates to fill Board vacancies, as well as a slate of directors for election by the shareholders at each annual meeting. In 2008, the Board identified the need to establish a committee responsible for other corporate governance matters, including director independence and qualifications so the scope of the Nominating Committee was expanded to include these additional governance matters. In December 2008, the charter of the Nominating and Corporate Governance Committee was approved by the Board. The Committee annually assesses and reports to the Board on Board Committee performance and effectiveness, reviews and makes recommendations to the Board concerning the composition, size and structure of the Board and its committees and annually reviews and reports to the Board on these matters. The Nominating Committee had 10 meetings during the fiscal year ended May 31, 2012. The Nominating Committee consists of Henry Y.L. Toh (Chairman), Clifford E. McFarland and Terry K. Dorsey.

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

Board Leadership Structure and Role in Risk Oversight

Robert M. McMurrey is our Chief Executive Officer and Chairman of our Board. He is also a shareholder of the Company. It is Mr. McMurrey’s opinion that a shareholder who is active in business, as is currently the case, should hold both roles. The opinion is fully shared by our Board because he is a director who is well familiar with the Company’s business and industry, and well qualified and capable of effectively identifying strategic priorities and leading the discussion and execution of strategy. In addition, the Board believes the combined role of Chairman and Chief Executive Officer, at large, is in the best interest of shareholders because it provides the appropriate balance between strategy development and independent oversight of management.

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

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate cash compensation paid for services rendered to Teletouch during the last two fiscal years by the Named Executive Officers. During fiscal year 2012 and 2011, the named executive officers included Robert McMurrey (Chairman, CEO), Thomas A. “Kip” Hyde, Jr. (President, COO) and Douglas E. Sloan (CFO).

				Option	All Other
		Salary	Bonus (6)	Awards (4)	Compensation (5)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)

Robert M. McMurrey (1)	2012	380,000	380,000	102,144	3,800	865,944
(Chairman, CEO)	2011	380,000	-	81,028	3,630	464,658

Thomas A."Kip" Hyde, Jr. (2)	2012	325,000	325,000	81,385	-	731,385
(President, COO)	2011	325,000	-	64,560	-	389,560

Douglas E. Sloan (3)	2012	250,000	250,000	-	9,800	509,800
(CFO, Treasurer, Corporate Secretary)	2011	250,000	-	47,608	10,467	308,075

(1)	Mr. McMurrey was previously Chief Executive Officer of Teletouch until February 2000 and was re-appointed to this position in November 2006 following the acquisition of PCI in August 2006. In December 2008, Mr. McMurrey entered into an executive employment contract with the Company, effective June 1, 2008, under which his annual salary was increased to $380,000 with a target bonus of up to 100% of his annual salary based upon the Company’s achievement toward certain performance targets established by the Compensation Committee of the Board. See Note (6) below for discussion on the fiscal 2012 bonus award. For 2011, the Company’s Compensation Committee reviewed the Company’s fiscal 2011 operating results and concluded no fiscal year 2011 discretionary bonus would be awarded to any executive officer.

(2)	Mr. Hyde was named Chief Executive Officer in October 2004 and in November 2006, concurrent with Mr. McMurrey being named Chief Executive Officer, Mr. Hyde was named President and Chief Operating Officer. In December 2008, Mr. Hyde entered into an executive employment contract with the Company, effective June 1, 2008, under which his annual salary was increased to $325,000 with a target bonus of up to 100% of his annual salary based upon the Company’s achievement toward certain performance targets established by the Compensation Committee of the Board. See Note (6) below for discussion on the fiscal 2012 bonus award. For 2011, the Company’s Compensation Committee reviewed the Company’s fiscal 2011 operating results and concluded no fiscal year 2011 discretionary bonus would be awarded to any executive officer.

(3)	Mr. Sloan was named Chief Financial Officer and Treasurer in November 2006 following the acquisition of PCI in August 2006. Effective June 1, 2010, the Compensation Committee increased Mr. Sloan’s salary to $250,000 annually with a target bonus of up to 100% of his annual salary based on the same performance targets established for Mr. McMurrey and Mr. Hyde. See Note (6) below for discussion on the fiscal 2012 bonus award. For 2011, the Company’s Compensation Committee reviewed the Company’s fiscal 2011 operating results and concluded no fiscal year 2011 discretionary bonus would be awarded to any executive officer.

(4)	Amounts in this column represent the total fair value of equity-based compensation for stock options awarded in the respective fiscal year. The fair value of the stock options is determined pursuant to ASC Topic 718. In fiscal year 2012 and 2011, the Company elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life and interest rates to calculate the fair value of the options awarded. The Company has determined that the best measure of expected volatility is based on the historical daily volatility of the Company’s common stock adjusted to exclude the top 10% high and low closing trading prices during the period. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107 with the continued use of this method extended under the provisions of Staff Accounting Bulletin No. 110. Under this formula, the expected term is equal to: ((weighted-average vesting term + original contractual term)/2). The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Dividend yield is zero for these options as the Company does not expect to declare any dividends on its common shares in the foreseeable future. In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption. The Company has estimated an annualized forfeiture rate of 0.0% for the stock options granted to senior management and the Company’s directors in fiscal years 2012 and 2011. The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience. See the “Outstanding Equity Awards at Fiscal Year-End 2012” table below for information on stock option grants made in fiscal year 2012.

(5)	Represents contributions made by Teletouch pursuant to its 401(k) Plan.

(6)	The Company’s Compensation Committee approved a bonus for the Company’s executive officers due to the successful settlement of the litigation against AT&T in November 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2012

	Number of	Number of
	Securities	Securities
	Underlying	Underlying	Option
	Unexercised	Unexercised	Exercise	Option
	Options (#)	Options (#)	Price	Expiration
Name	Excercisable	Unexercisable	($)(10)	Date

Robert M. McMurrey	614,035	307,017	0.190	8/1/2018	(5)
	319,000	-	0.116	6/1/2019	(6)
	319,000	-	0.326	6/1/2020	(7)
	319,000	-	0.480	6/1/2021	(9)

Thomas A. "Kip" Hyde, Jr.	500,000	-	0.384	10/19/2014	(3)
	400,000	-	0.390	9/13/2016	(4)
	526,315	263,158	0.190	8/1/2018	(5)
	254,167	-	0.116	6/1/2019	(6)
	254,167	-	0.326	6/1/2020	(7)
	254,167	-	0.480	6/1/2021	(9)

Douglas E. Sloan	10,000	-	0.400	4/11/2013	(1)
	50,000	-	0.550	7/8/2014	(2)
	270,000	-	0.390	9/13/2016	(4)
	368,421	184,210	0.190	8/1/2018	(5)
	150,000	-	0.346	6/21/2020	(8)

Note
(1)	Granted on 4/11/03. All options have vested to date.
(2)	Granted on 7/8/04. All options have vested to date.
(3)	Granted on 10/19/04. All options have vested to date.
(4)	Granted on 9/13/06. All options have vested to date.
(5)	Granted on 8/1/08. All options have vested to date.
(6)	Granted on 6/1/09. All options have vested to date
(7)	Granted on 6/1/10. All options have vested to date.
(8)	Granted on 6/21/10. All options have vested to date.
(9)	Granted on 6/1/11. All options have vested to date.
(10)	The stock options have a a maximum term of 10 years measured from the applicable grant date, subject to early termination in the event of the optionee’s cessation of service with Teletouch. The exercise price for each of these options is equal to the average of the 5 days closing price per share of common stock prior to the grant date.

Employment Contracts

Except as described below, we currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

Robert M. McMurrey: On December 31, 2008, the Board of Teletouch approved an executive employment agreement with an effective date of June 1, 2008 (the “McMurrey Agreement”) by and between the Company and Robert M. McMurrey, the Company’s present Chairman and Chief Executive Officer. Mr. McMurrey will continue to be engaged on a full-time basis with the authority to perform all such responsibilities, duties and render such services as may be customary to the offices of the Chairman and Chief Executive Officer of the Company. Under the terms and provisions of the McMurrey Agreement, the term of his employment with the Company commences on June 1, 2008 for an initial term ending May 31, 2011, and automatically renews for successive additional one year term(s), unless either the Company or Mr. McMurrey gives the other party an advance written notice not to renew the McMurrey Agreement. At May 31, 2012 and May 31, 2011, the McMurrey Agreement automatically renewed for an additional one year term ending May 31, 2013 and May 31, 2012, respectively with no other changes to the terms of this agreement. Under the terms of the employment agreement, Mr. McMurrey will be entitled to:

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

Under the terms and provisions of the Hyde Agreement, the term of his employment with the Company commences on June 1, 2008 for an initial term ending May 31, 2011, and automatically renews for successive additional one year term(s), unless either the Company or Mr. Hyde gives the other party an advance written notice not to renew the Hyde Agreement. At May 31, 2012 and May 31, 2011, the Hyde Agreement automatically renewed for an additional one year term ending May 31, 2013 and May 31, 2012, respectively with no other changes to the terms of this agreement. Under the terms of the employment agreement, Mr. Hyde will be entitled to:

•	annual base salary of $325,000 during the term of his employment, subject to review by the Board for subsequent increases on an annual basis;
•	annual bonus if, in the sole discretion of the Board, he meets the Company’s performance targets as determined by the Compensation Committee of the Board;
•	at least 254,167 10-year options to purchase shares of common stock of the Company (with exact number of such options to be finalized by the Compensation Committee of the Board) under its existing equity compensation plan, on the first business date of each fiscal year the Hyde Agreement is in effect, each of which grants will be vested fully on the grant date and subject to other terms and provisions as may be set forth in each stock option agreement evidencing each such grant;
•	participate in all medical, dental, life, and disability insurance, participation in the Company’s 401(k) plan, and other benefits available to all full-time employees of the Company, subject to eligibility requirements.

•	The Agreement may be terminated by the Company in the event of Mr. Hyde’s (i) disability, (ii) death, (iii) not for Cause (as defined below), for any reason and in the Company’s sole and absolute discretion, provided that the Company will continue to pay the base salary then in effect for no less than a year and no more than the remaining term of the Agreement, (iv) for Cause, which includes, without limitation, (1) the indictment of, or the bringing of formal charges against Mr. Hyde involving criminal fraud or embezzlement; (2) his conviction of a crime involving an act or acts of dishonesty, fraud or moral turpitude, which act or acts constitute a felony; (3) his continued failure to substantially perform his duties under the Agreement, as reasonably determined by the Board, which is not cured in a reasonable time; (4) his having willfully caused the Company, without the approval of the Board, to fail to abide by either a valid material contract to which the Company is a party or the Company’s By-Laws; (5) his having committed acts or omissions constituting gross negligence or willful misconduct with respect to the Company; (6) his having committed acts or omissions constituting a material breach of duty of loyalty or fiduciary duty to the Company or any material act of dishonesty or fraud with respect to the Company, which are not cured in a reasonable time; or (7) his having committed acts or omissions constituting a material breach of this Hyde Agreement, which are not cured in a reasonable time. In the event of termination in the event of death, disability or not for Cause, the Company will pay all amounts then due to Mr. Hyde under the Hyde Agreement for any portion of the payroll period worked but for which payment had not yet been made up to the date of termination. In the event of termination for Cause, the Company will have no further obligations to Hyde under this Hyde Agreement, and any and all options granted hereunder will terminate according to their terms.

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

.	Fees
	Earned or
	Paid in	Option
	Cash	Awards	Total
Non-Employee Director	($)	($)(1)	($)

Marshall G. Webb	76,457	12,808	89,265

Henry Y.L. Toh	61,500	12,808	74,308

Clifford E. McFarland	78,547	12,808	91,355

Terry K. Dorsey	33,922	13,559	47,481

Ronald L. Latta	25,666	20,731	46,397

(1)	Amounts in this column represent the total fair value of equity-based compensation for stock options awarded in the respective fiscal year. The fair value of the stock options is determined pursuant to ASC Topic 718. Assumptions used in the calculation of the fair value of the stock options are described in Note 2 to the Company's financial statements for the fiscal year ended May 31, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below is information regarding the beneficial ownership of our common stock as of September 15, 2012, by:

•	each person known to us that beneficially owns more than 5% of our outstanding shares of common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all of our current directors and executive officers as a group.

We believe that, except as otherwise noted below, each named beneficial owner has sole voting and investment power with respect to the shares listed. Unless otherwise indicated, the address for each principal shareholder is in the care of 5718 Airport Freeway, Fort Worth, Texas 76117.

Name and Address	Beneficially	Beneficially
of Beneficial Owner	Owned (1)	Owned

Robert M. McMurrey (2)(3)(6)	31,488,493	61.8%

Progressive Concepts Communications, Inc. (6)	28,050,999	57.5%

TLL Partners, L.L.C. (6)	28,050,999	57.5%

Stratford Capital Partners, L.P. (4)(5)	17,610,000	36.1%
200 Crescent Court, Suite 1600
Dallas, Texas 75201

Retail & Restaurant Growth Capital, L.P. (4)(5)	11,740,000	24.1%
2701 East Plano Parkway, Suite 200
Plano, TX 75074

Lazarus Management Company, L.L.C (7)	5,217,305	10.7%
3200 Cherry Creek South Drive, Suite 670
Denver, Colorado 80209

Thomas A. "Kip" Hyde, Jr. (2)(8)	2,706,141	5.3%

Douglas E. Sloan (2)(10)	1,032,631	2.1%

Michael Dickens (2)(10)	416,666	*
		*
Clifford McFarland (3)(9)	252,332	*
		*
Henry Y.L. Toh (3)(10)	246,332	*
		*
Marshall G. Webb (3)(10)	246,332	*

Terry K. Dorsey (3)(10)	85,000	*
		*
Ronald L. Latta (3)(10)	85,000	*
		*
All Named Executive Officers and Directors
as a Group (9 Persons)	36,558,927	65.6%

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

(2) Named Executive Officer.

(3) Director.

(4) Includes 2,610,000 shares of the Company’s common stock transferred to Stratford Capital Partners, L.P. (“Stratford”) in connection with the restructuring of the subordinated debt at PCI. TLL Partners, L.L.C., a Delaware limited liability company (“TLLP”) transferred such shares to Stratford in August 2006 as partial settlement of the junior debt obligations of PCI with the balance of the junior debt converted into redeemable Series A Preferred Unit membership interests (the “Preferred Units”) in TLLP. Stratford’s mailing address is 200 Crescent Court, Suite 1600, Dallas, Texas 75201. Also, includes 15,000,000 shares of the Company’s common stock transferred to Stratford by TLLP in connection with the transactions described in the Company’s Report on Form 8-K filed with the SEC on August 18, 2011 (the “August 18 8-K”), (i) in redemption of all outstanding Preferred Units in TLLP held by Stratford and (ii) a cash payment by Stratford to TLLP in the amount of $2,250,000. The shares so transferred (along with the shares transferred to Retail & Restaurant Growth Capital, L.P. (“RRGC”) as described in Note (5) below), are subject to (i) a call option in favor of TLLP (the “Call Option”) which will permit TLLP for a period of 15 months (the “Option Period”) to purchase some or all of such shares at an exercise price of $1.00 per share, and (b) a put option (the “Put Option”) in favor of Stratford and RRGC to sell to TLLP for thirty 30 days following the conclusion of the 15-month option period some or all of such shares then held by Stratford and RRGC at an exercise price $1.00 per share. Beginning on March 17, 2012, Stratford is free to distribute, sell or otherwise dispose of the shares subject to the call option. If it does so, the number of shares subject to the call option and the put option will be reduced on a share-for-share basis. Also, to the best of the Company’s knowledge, during the Option Period, Stratford and RRGC agreed to vote all such transferred shares on any matter submitted to a vote of the Company’s shareholders in the same proportion which other shares of the Company are voted for such matter. The share transfers to Stratford and RRGC (as described in this Note and Note (5) below) which were completed on August 17, 2011, constituted a change of control of the Company since, following Stratford’s and RRGC’s acquisition and beneficial ownership of 29,350,000 shares or 60.2% of the Company’s outstanding securities. Stratford and RRGC, collectively, control the Company, as stated in the combined Schedule 13D/A by Stratford Capital and RRGC filed by each of them with the Securities and Exchange Commission on July 20, 2012 (the “13D/A”). Information regarding this beneficial owner is furnished partially in reliance upon this 13D/A filing.

(5) Includes 1,740,000 shares of the Company’s common stock transferred to Retail & Restaurant Growth Capital, L.P. (“RRGC”) in connection with the restructuring of the subordinated debt at PCI. TLLP transferred such shares to RRGC in August 2006 as partial settlement of the junior debt obligations of PCI with the balance of the junior debt converted into Preferred Units in TLLP. RRGC’s mailing address is 2701 E. Plano Pkwy, Suite 200, Plano, TX 75074. Also, includes 10,000,000 shares of the Company’s common stock transferred to RRGC by TLLP in connection with transactions described in the August 18, 2011 8-K (i) in redemption of all outstanding Preferred Units in TLLP held by RRGC and (ii) a cash payment by RRGC to TLLP in the amount of $1,500,000. The shares so transferred to RRGC (along with the shares transferred to Stratford as described in Note (4) above), are subject to (i) the same Call Option which will permit TLLP for a period of 15 months to purchase some or all of such shares at an exercise price of $1.00 per share, and (b) the same Put Option to sell to TLLP for thirty 30 days following the conclusion of the 15-month option period some or all of such shares then held by Stratford and RRGC at an exercise price $1.00 per share. Beginning on March 17, 2012, RRGC is free to distribute, sell or otherwise dispose of the shares subject to the call option. If it does so, the number of shares subject to the call option and the put option will be reduced on a share-for-share basis. The share transfers to Stratford and RRGC (as described in this Note and Note (4) above) which were completed on August 17, 2011, constituted a change of control of the Company. Stratford and RRGC, collectively, control the Company, as stated in the 13D/A filed with the SEC on July 20, 2012. Information regarding this beneficial owner is furnished partially in reliance upon this 13D/A filing.

(6) Robert M. McMurrey is the sole manager of TLLP, and Progressive Concepts Communications, Inc., a Delaware corporation (“PCCI”) owns all the common membership interests of TLLP. Mr. McMurrey controls PCCI by virtue of his ownership of approximately 94% of the issued and outstanding common stock of PCCI. Mr. McMurrey and PCCI have shared voting and dispositive power with respect to all the shares owned by TLLP. Mr. McMurrey controls Rainbow Resources, Inc. (“RRI”) and is the direct owner of the 40,442 shares shown as owned directly. Following the August 2011 disposition and transfers of its securities of the Company to Stratford and RRGC (as described in Notes (4) and (5) above), TLLP no longer controls the Company. However, pursuant to the beneficial ownership requirements set forth in SEC Rule 13d-3, TLLP’s beneficial ownership includes 25,000,000 shares of the Company’s common stock that are owned by Stratford and RRGC which are subject to the Call Option as described in Notes (4) and (5) above. Also, the figures for Mr. McMurrey include the 1,200,000 shares held of record by RRI. Also included in the figures for Mr. McMurrey are 40,442 shares of common stock owned personally by Mr. McMurrey and 2,197,052 shares underlying stock options issued to Mr. McMurrey which are all vested. In August 2008, Mr. McMurrey was granted 921,052 options to purchase common stock, 301,017 of which vested in August 2009, 307,017 of which vested in August 2010 and 307,018 of which vested in August 2011. In June 2009, June 2010, June 2011 and June 2012, under the terms of his employment agreement effective June 1, 2008, Mr. McMurrey was granted 319,000 options to purchase common stock for a cumulative total of 1,276,000 options granted which vested immediately upon issuance. Information regarding this beneficial owner is furnished partially in reliance upon a Form 4 filing with the SEC dated December 13, 2011 by Robert M. McMurrey disclosing the changes in beneficial ownership by him and his affiliates.

(7) The securities reported as beneficially owned by Lazarus Management Company LLC (“Lazarus Management”) are held by or for the benefit of Lazarus Investment Partners LLLP (“Lazarus Partners”). Lazarus Management, as the investment adviser and general partner of Lazarus Partners and Justin B. Borus, as the managing member of Lazarus Management, may be deemed to beneficially own the securities held by Lazarus Management for the purposes of Rule 13d-3 of the Exchange Act of 1934, as amended, insofar as they may be deemed to have the power to direct the voting or disposition of those Securities. The mailing address for Lazarus is 3200 Cherry Creek South Drive, Suite 670, Denver, CO 80209. Information regarding this beneficial owner is furnished partially in reliance upon its Form 4 filed with the SEC on August 14, 2012.

(8) Includes 2,706,141 shares underlying stock options granted to Mr. Hyde which are all vested. Mr. Hyde was hired as the Company’s CEO in October 2004. Under the terms of Mr. Hyde’s October 2004 employment agreement, Mr. Hyde was granted 500,000 options to purchase common stock, 166,667 of which vested in October 2005, 166,667 of which vested in May 2006 and 166,666 of which vested in May 2007. Mr. Hyde was granted an additional 400,000 options to purchase common stock in September 2006, 133,334 of which vested in September 2007, 133,333 of which vested in September 2008 and 133,333 of which vested in September 2009. In August 2008, Mr. Hyde was granted 789,473 options to purchase common stock, 263,158 of which vested in August 2009, 263,158 of which vested in August 2010 and 263,157 of which vested in August 2011. In each of June 2009, June 2010, June 2011 and June 2012, under the terms of his employment agreement effective June 1, 2008, Mr. Hyde was granted 254,167 options to purchase common stock, for a cumulative total of 1,016,668 options granted, which vested immediately upon issuance.

(9) Includes 246,332 shares underlying stock options granted to Mr. McFarland and 12,000 shares registered in the name of McFarland, Grossman & Co. (“MGCO”) of which Mr. McFarland is the President and a director. Such 12,000 shares are held by MGCO for the benefit of another entity of which Mr. McFarland is a 50% owner. Mr. McFarland disclaims ownership of 6,000 of such shares. The shares do not include securities owned by TLLP; Mr. McFarland owns a minority interest in PCCI, the parent of TLLP.

(10) Represents shares underlying stock options.

Stock Option Plans

1994 Stock Option and Appreciation Rights Plan

Pursuant to the 1994 Stock Options and Appreciation Rights Plan (the “1994 Plan”), our Board adopted a policy providing that each non-employee, non-affiliate director shall receive a non-discretionary Non-Qualified Option to purchase 666 shares of common stock effective as of June 1, 1998 and subsequently on the first business day of January each year beginning in January 1999. Each option is exercisable at a price equal to the closing market price on the date of grant, and vests in full one year from the date of grant. Mr. McFarland was granted options to purchase 666 shares of Teletouch common stock effective January 2, 1999, January 2, 2000, January 2, 2001 and January 2, 2002 under the 1994 Plan. In addition, Mr. Toh and Mr. Webb were each granted an option to purchase 10,000 shares of the Company’s common stock upon their appointment to the Board in November 2001, and an additional option to purchase 666 shares of common stock effective January 2, 2002. Mr. McFarland was granted options to purchase 3,333 shares in November 2001 to put him in parity with Messrs. Toh and Webb. As of May 31, 2012, there were 1,998 options outstanding and no options remaining available for future issuance under the 1994 Plan. Under the provisions of the 1994 Plan, no further options can be issued after July 2004, which is the tenth anniversary following the adoption of the 1994 Plan.

2002 Stock Option and Appreciation Rights Plan

Our shareholders approved the 2002 Stock Option and Appreciation Rights Plan (the “2002 Plan”) at the 2002 Annual Stockholder meeting. The 2002 Plan provides that non-employee, non-affiliate directors are eligible to receive options, as well as officers, employees and consultants. It is the Board’s intention that annual non-discretionary option grants to certain directors under the 1994 Stock Option Plan cease, along with one-time grants of options to new Board members when they join the board. However, these kinds of grants will continue under the 2002 Plan. All options granted under the 2002 Plan will be exercisable at a price equal to the 5 day average of the closing market price preceding the date of grant; vesting will be as determined by the Board or Compensation Committee on the date of grant. As of May 31, 2012, there were 6,399,655 options outstanding and 3,070,345 options remaining available for future issuance under the 2002 Plan. Under the provisions of the 2002 Plan, no further options can be issued after August 2012, which is the tenth anniversary following the adoption of the 2002 Plan.

The following table summarizes information as of May 31, 2012, about the Company’s outstanding stock options and shares of Common Stock reserved for future issuance under the Company’s existing equity compensation plans.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in col. (a))
Equity compensation plans approved by security holders(1)	6,401,653	$0.29	3,070,345
Equity compensation plans not approved by security holders	—	—	—
Totals	6,401,653	$0.29	3,070,345

(1)	The equity compensation plans approved by security holders are the 1994 Stock Option and Appreciation Rights Plan and the 2002 Stock Option and Appreciation Rights Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

During the 2012 fiscal year, we were not involved in any related party transactions subject to Item 404 of Regulation S-K. Pursuant to written Board policies, our executive officers and directors, and principal stockholders, including their immediate family members and affiliates, are not permitted to enter into a related party transaction without the prior consent of the Board. Any request for such related party transaction with an executive officer, director, principal stockholder, or any of such persons’ immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to the Audit Committee and the Board for review, consideration and approval. All of our directors, executive officers and employees are required to report to the Board any such related party transaction. In approving or rejecting the proposed agreement, the Board will consider the relevant facts and circumstances available and deemed relevant to the Board which will approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as the Board determines in the good faith exercise of its discretion.

Director Independence

Prior to its January 2007 delisting, Teletouch’s common stock was traded on the American Stock Exchange (the “AMEX”) under the symbol “TLL.” Currently, the Company’s securities are quoted on the OTC Markets under the symbol “TLLE.OB”. Our Board continues to apply and review its members in compliance with independence requirements set forth in the NYSE Amex Company Guide and applicable federal securities laws. Under these requirements, the Board undertakes an annual review of director independence. During this review, the Board considers transactions and relationships between each director or any member of his immediate family and Teletouch and its affiliates, including those transactions that are contemplated under Item 404(a) of Regulation S-K. The purpose of this review is to determine whether any such relationships or transactions exist that are inconsistent with a determination that the director is independent. All but two of our directors are “independent” as defined in the Amex Company Guide (Messrs. McMurrey and Hyde, in addition to serving on the Board, also serve as our Chief Executive Officer, and President and Chief Operating Officer, respectively, and neither serves on the Audit, Nominating and Corporate Governance or Compensation Committees). The members of the Audit Committee are also “independent” for purposes of Section 10A-3 of the Exchange Act and NYSE AMEX listing requirements. The Board based these determinations primarily on a review of the responses of the directors and executive officers to questions regarding employment and transaction history, affiliations and family and other relationships and on discussions with the directors. None of our directors engages in any transaction, relationship, or arrangement contemplated under item 404(a) of Regulation S-K.

Item 14. Principal Accountant Fees and Services

The accounting firm of BDO USA, LLP (“BDO”) was the Company’s independent accounting firm during the fiscal years ended May 31, 2012 and 2011.

	Fiscal year ended
	May 31
	2012	2011
Audit fees (1)	$207,138	$207,640
Audit-related fees (2)	-	-
Tax fees (3)	45,337	73,226
All other fees (4)	-	-

Total fees billed from independent auditors	$252,475	$280,866

(1)	Audit fees include fees for professional services performed for the audit of our annual financial statements, review of financial statements included in our SEC filings, proxy statements, and responses to SEC comment letters.
(2)	Audit-related fees are fees for assurance and related services that are reasonably related to the audit. This category includes fees related to assistance in employee benefit plan audits, attendance of audit committee meetings, consulting on financial accounting/reporting standards and due diligence related to acquisitions.
(3)	Tax fees primarily include professional services performed with respect to preparation of our federal and state tax returns for our consolidated subsidiaries and for state and local tax consultation.
(4)	All other fees are fees for other permissible work performed that do not meet the above category descriptions.

Audit Committee Pre-Approval of Audit and Non-Audit Services

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditors. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence. Our Audit Committee has the sole authority to pre-approve all audit and non-audit services provided by our independent accountants. The Audit Committee has adopted policies and procedures for the pre-approval of services provided by the independent accountants. The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent accountants. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the accountants’ independence. As permitted under the Sarbanes-Oxley Act of 2002, the Audit Committee may delegate pre-approval authority to one or more of its members. Any service pre-approved by a delegate must be reported to the Audit Committee at the next scheduled meeting. The Audit Committee considered whether the provision of the auditors’ services, other than for the annual audit and quarterly reviews, is compatible with its independence and concluded that it is compatible. In 2012 and 2011, all such services were pre-approved by the Audit Committee.

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

Date: September 28, 2012

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas A. “Kip” Hyde,	President, Chief Operating Officer	September 28, 2012
Thomas A. “Kip” Hyde, Jr.	and a Director

/s/ Douglas E. Sloan	Chief Financial Officer	September 28, 2012
Douglas E. Sloan	(Principal Financial and Accounting Officer)

/s/ Clifford E. McFarland	Director	September 28, 2012
Clifford E. McFarland

/s/ Henry Y.L. Toh	Director	September 28, 2012
Henry Y.L. Toh

/s/ Marshall G. Webb	Director	September 28, 2012
Marshall G. Webb

/s/ Terry K. Dorsey	Director	September 28, 2012
Terry K. Dorsey

/s/ Ronald L. Latta	Director	September 28, 2012
Ronald L. Latta

