Form 10-Q
period 2012-08-31
TELETOUCH COMMUNICATIONS INC
filed 2012-10-15
CIK 928659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2012

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date: Common Stock, $0.001 par value, 48,742,335 shares at October12, 2012.

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

ASSETS

	August 31,	May 31,
	2012	2012
CURRENT ASSETS:

Cash	$1,666	$1,973
Restricted cash-sale of discontinued two-way operations	241	$-
Certificates of deposit-restricted	25	25
Accounts receivable, net of allowance of $176 at August 31, 2012 and $150 at May 31, 2012	2,289	2,296
Unbilled accounts receivable	1,663	1,785
Inventories, net of reserve of $168 at August 31, 2012 and $155 at May 31, 2012	686	836
Prepaid expenses and other current assets	588	738
Current assets held for sale	116	1,161
Total Current Assets	7,274	8,814

ASSETS HELD FOR SALE	-	736

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $4,892 at August 31, 2012 and $5,038 at May 31, 2012	2,115	2,124

INTANGIBLE ASSETS, net of accumulated amortization of $10,776 at August 31, 2012 and $10,602 at May 31, 2012	2,493	2,615

TOTAL ASSETS	$11,882	$14,289

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	August 31,	May 31,
	2012	2012
CURRENT LIABILITIES:

Accounts payable	$3,341	$4,402
Accrued expenses and other current liabilities	3,121	2,928
Accrued Texas sales and use tax obligation	1,818	1,880
Current debt obligation	9,740	10,932
Current portion of trademark purchase obligation	100	100
Deferred revenue	95	117
Current liabilities held for sale	-	117
Total Current Liabilities	18,215	20,476

LONG-TERM LIABILITIES:
Long-term trademark purchase obligation, net of current portion	-	100
Total Long Term Liabilities	-	100

TOTAL LIABILITIES	18,215	20,576

COMMITMENTS AND CONTINGENCIES (NOTE 14)	-	-

SHAREHOLDERS' DEFICIT:
Common stock, $.001 par value, 70,000,000 shares authorized, 49,919,522 shares issued and 48,742,335 shares outstanding at August 31, 2012 and May 31, 2012	50	50
Additional paid-in capital	52,035	51,873
Treasury stock, 1,177,187 shares held at August 31, 2012 and May 31, 2012	(216)	(216)
Accumulated deficit	(58,202)	(57,994)
Total Shareholders' Deficit	(6,333)	(6,287)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$11,882	$14,289

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share amounts)

(unaudited)

	Three Months Ended
	August 31,	August 31,
	2012	2011

Operating revenues:
Service revenue	$3,723	$4,125
Product sales revenue	1,497	3,360
Total operating revenues	5,220	7,485

Operating expenses:
Cost of service (exclusive of depreciation and amortization included below)	669	1,004
Cost of products sold	1,479	3,373
Selling and general and administrative	2,631	2,982
Depreciation and amortization	224	280
Gain on settlement with AT&T (Note 4)	(158)	-
Total operating expenses	4,845	7,639
Income (loss) from continuing operations	375	(154)

Interest expense, net	(404)	(527)

Loss from continuing operations before income tax expense	(29)	(681)
Income tax expense	82	34
Loss from continuing operations	(111)	(715)

Loss on sale of assets related to discontinued two-way operations	(110)	-
Income (loss) from discontinued two-way operations	28	(50)
Income tax expense from discontinued two-way operations	15	7
Loss from discontinued two-way operations	(97)	(57)

Net loss	$(208)	$(772)

Basic loss per share applicable to common shareholders:
Continuing operations	$-	$(0.02)
Discontinued operations	$-	$-

Weighted average shares outstanding:
Basic	48,742,335	48,739,002

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	August 31,	August 31,
	2012	2011
Operating Activities:
Net loss	$(208)	$(772)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	243	305
Non-cash compensation expense	162	251
Non-cash interest expense	3	17
Provision for losses on accounts receivable	53	113
Provision for inventory obsolescence	14	15
Loss on sale of assests related to discontinued two-way business	110	-
Changes in operating assets and liabilities:
Accounts receivable	405	(1,292)
Inventories	261	(238)
Prepaid expenses and other assets	166	58
Accounts payable	(1,249)	1,696
Accrued expenses and other current liabilities	262	711
Accrued Texas sales and use tax obligation	(62)	-
Deferred revenue	(25)	(12)
Net cash provided by operating activities	135	852

Investing Activities:
Purchases of property and equipment	(26)	(31)
Purchase of intangible asset	(52)	(4)
Restricted proceeds from sale of discontinued two-way operations	(241)	-
Proceeds from sale of two-way operations	1,169	-
Payments on Trademark License	(100)	(150)
Net cash provided by (used in) investing activities	750	(185)

Financing Activities:
Payments on current debt	(1,192)	(205)
Net cash used in financing activities	(1,192)	(205)

Net (decrease) increase in cash	(307)	462
Cash at beginning of period	1,973	2,239

Cash at end of period	$1,666	$2,701
Supplemental Cash Flow Data:
Cash payments for interest	$402	$511
Cash payments for income taxes	$169	$1

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF BUSINESS

Nature of Business: Teletouch Communications, Inc. was incorporated under the laws of the State of Delaware on July 19, 1994, and its corporate headquarters are in Fort Worth, Texas. References to Teletouch or the Company as used throughout this document mean Teletouch Communications, Inc. or Teletouch Communications, Inc. and its subsidiaries, as the context requires.

For over 48 years, Teletouch together with its predecessors has offered a comprehensive suite of telecommunications products and services including cellular, two-way radio, GPS-telemetry, wireless messaging and public safety equipment. As of August 31, 2012, the Company operated 11 retail and agent locations in Texas, 3 through its sub-agents and 8 “Hawk Electronics” branded in-line and free-standing stores and service centers. Teletouch’s wholly-owned subsidiary, Progressive Concepts, Inc. (“PCI”) is an Authorized Service Provider, billing agent and Executive Dealer of cellular voice, data and entertainment services though AT&T Mobility (“AT&T”) to consumers, businesses and government agencies and markets these services under the Hawk Electronics brand name. For over 28 years, PCI has offered various communication services on a direct bill basis and services 35,338 cellular subscribers as of August 31, 2012. PCI sells consumer electronics products and cellular services through its stores, its network of Hawk-branded sub-agents stores, its own direct sales force and on the Internet at various sites, including its primary consumer-facing sites: www.hawkelectronics.com, www.hawkwireless.com and www.hawkexpress.com. The Company handles all aspects of the wireless customer relationship, including:

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

In addition, PCI operates a national wholesale distribution business, “PCI Wholesale,” which serves major carrier agents, rural cellular carriers, smaller consumer and automotive electronics retailers and auto dealers throughout the country and internationally, with ongoing product and sales support through its direct sales representatives, call center, and the Internet through www.pciwholesale.com and www.pcidropship.com, among other sites.

Discontinued Two-Way Operations: On August 11, 2012, the Company sold its legacy two-way business, which offered two-way radio products and services as well as public safety equipment to state, city and local entities as well as commercial businesses. The Company sold the public safety equipment and services under the brand “Teletouch PSE” (Public Safety Equipment), through direct sales and distribution including the United States General Services Administration (“GSA”), BuyBoard (a State of Texas website operated by the Local Government Purchasing Cooperative), and a Texas multiple awards contract (“TXMAS”) facility also run by the State of Texas, which allowed products to be sold to all State agencies and authorized local public entities. The Company operated its two-way business in four Teletouch branded service center locations.

The Company has applied retrospective adjustments for the three months ended August 31, 2011 to reflect the effects of the discontinued two-way operations that occurred during the three months ended August 31, 2012; therefore, revenue, costs and expenses of the discontinued two-way operations have been excluded from those respective captions and reported separately as discontinued operations in the Company’s consolidated statement of operations. Additionally, the assets and liabilities of the discontinued two-way operations have been classified as assets and liabilities held for sale and removed from specific line items on the consolidated balance sheets as of August 31, 2012 and May 31, 2012 (see Note 3 – “Discontinued Two-Way Operations” for more information on the sale of the Company’s two-way business).

Basis of Presentation: The consolidated financial statements include the consolidated accounts of Teletouch Communications, Inc. and our wholly-owned subsidiaries (collectively, the “Company” or “Teletouch”). Teletouch Communications, Inc. owns all of the shares of Progressive Concepts, Inc., a Texas corporation (“PCI”), Teletouch Licenses, Inc., a Delaware corporation (“TLI”), Visao Systems, Inc., a Delaware corporation (“Visao”) and TLL Georgia, Inc., a Delaware corporation (“TLLG”). PCI is the primary operating business of Teletouch. TLI is a company formed for the express purpose of owning all of the FCC licenses utilized by Teletouch to operate its two-way radio network. Following the sale of the two-way radio business on August 11, 2012 and the related transfer of all of the Company’s remaining FCC licenses to the buyer, TLI remains a shell company with no other operations. Visao is a company formed to develop and distribute the Company’s telemetry products, which as of the date of this Report are no longer being sold. Currently Visao is maintained as a shell company with no operations. TLLG was formed for the express purpose of entering into an asset purchase agreement with Preferred Networks, Inc. in May 2004 and ceased operations following the sale of the Company’s paging business in August 2006. TLLG is currently a shell company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Financial Condition and Going Concern Discussion: As of August 31, 2012, the Company has approximately $1,666,000 cash on hand, a working capital deficit of approximately $10,941,000 (primarily due to all of the Company’s debt being current at the close of the period, as further described herein below) and a related shareholders’ deficit of approximately $6,333,000. Included in the working capital deficit are debt obligations of approximately $9,740,000, including senior revolving credit debt of approximately $7,075,000 with Thermo Credit, LLC (“Thermo”) and real estate loans totaling approximately $2,665,000. Also included in this working capital deficit is approximately $1,818,000 of accrued sales and use tax obligations related to the results of a State of Texas (the “State”) tax audit of the Company’s wholly owned subsidiary, PCI, for the period January 2006 through October 2009, as well as an additional $323,000 of estimated tax liability related to similar tax issues that are believed to have continued beyond the current tax audit period (see Note 8 – “Accrued Expenses and Other Current Liabilities” and Note 9 – “Texas Sales and Use Tax Obligation” for further discussion of this sales tax liability). As discussed further below, the Company is dependent on raising additional debt and / or equity financing to resolve its current debt obligations and on receiving certain payment relief from the State related to the sales tax liability to maintain sufficient cash to continue operations over the next twelve months.

The Company’s debt with Thermo was originally set to mature in January 2013. However, on February 21, 2012, the Company received a Notice of Borrowing Base Redetermination (the “Notice”) from Thermo, stating that it planned to revise the elements that comprised the Company’s Borrowing Base, and that the Company would then be significantly over-advanced on its loan facility. On March 8, 2012, Thermo withdrew and rescinded the Notice and the parties negotiated a compromise solution by entering into Waiver and Amendment No. 5 to the Loan and Security Agreement (“Amendment No. 5”) effective February 29, 2012. Thermo agreed to enter into Amendment No. 5, provided that the Company made a payment on the outstanding balance of the loan in the amount of $2,000,000 by March 14, 2012. Under the terms of Amendment No. 5, Thermo agreed to waive certain financial covenants and not accelerate collection of the Note through August 31, 2012, provided that certain financial performance targets were met by the Company for its fourth fiscal quarter ending May 31, 2012, and that the Company refinanced or was substantially through the process of refinancing its existing real estate loans, thereby providing Thermo with an additional $1,400,000 payment on the loan on or before July 15, 2012. Amendment No. 5 also terminated Thermo’s obligation to lend or advance any additional funds under the Loan Agreement.

Although the Company made the required $2,000,000 cash payment on March 14, 2012, the Company did not meet all of the requirements under Amendment No. 5 during its fourth fiscal quarter ending May 31, 2012 and was not able to refinance its existing real estate loans and pay Thermo an additional $1,400,000 by July 15, 2012. However, on July 23, 2012, Thermo notified the Company that the August 31, 2012 maturity date was being accepted, but that no further extensions would be provided beyond this date. As a result of the recent sale of the Company’s two-way business (see Note 3 – “Discontinued Two-Way Operations” for more information on the sale of the two-way business), the Company was able to pay Thermo approximately $1,001,000 on August 14, 2012 in exchange for Thermo releasing its liens on the assets related to the two-way business. On September 10, 2012, the Company received a Formal Notice of Maturity (the “Letter”) from Thermo which notified the Company the revolving credit facility had matured by its terms on August 31, 2012, and therefore under the terms of the facility, Thermo had the right to demand payment for all obligations due and payable under the credit revolving facility by September 17, 2012. Thermo further reserved all rights and remedies available to it under the documents and agreements in connection with the revolving credit facility. Even though Thermo was reserving its rights under the agreement and revolving credit facility, the Letter did not constitute a notification to the Company that Thermo was commencing the exercise of any of its rights and remedies. As of the date of this Report, Thermo has not commenced any actions against the Company and is negotiating terms of settling this obligation with the Company and its prospective new senior lender. The Company executed a term sheet with a prospective new lender on August 1, 2012 and is currently working with the lender through the due diligence process and the ongoing negotiations with Thermo. As of the date of this Report, the Company’s outstanding balance on the Thermo loan is approximately $7,022,000.

Additionally, the Company’s real estate loans with East West Bank, a wholly owned subsidiary of East West Bancorp, and Jardine Capital Corporation initially matured on May 3, 2012. As of the date of this Report, East West Bank and Jardine Capital Corporation granted extensions through November 3, 2012 and October 15, 2012, respectively. The Company can provide no assurance that further extensions will be granted by either lender, but through the date of this Report neither lender has exercised any of its rights and remedies upon prior maturity dates. As of the date of this Report, the outstanding balance of the East West Bank and Jardine Capital Corporation debt totaled approximately, $2,101,000 and $542,000, respectively.

The total debt outstanding combined with the Company’s previously reported fiscal year 2012 operating results and the issues identified in the sales tax audit of PCI have created challenges in securing new financing. The Company has been told by its prospective new senior lender that the new loan can be closed by late October 2012, if no additional matters are identified during diligence. The Company is not aware of any matters that would prevent it from closing on this new loan and anticipates this loan will provide sufficient proceeds to settle its debt with Thermo. The terms of this new loan, as outlined in the term sheet, contemplate a slightly higher cost of financing under the new loan as compared to the Company’s current loan with Thermo, but these terms will continue to be negotiated through the final loan documents. The Company can provide no assurance that it will be able to close this new loan or that it would be able to find an alternate lender to provide a similar amount of financing against the Company’s assets or that such financing will be sufficient to settle its obligation to Thermo. No assurance can be provided that Thermo will not take action against the Company and the underlying collateral until the Company can execute a new debt facility to pay off the Thermo debt. Further, it is unlikely the Company will be able to refinance its current real estate debt until such time as its senior debt obligation with Thermo is settled and a new senior loan facility is in place, and no assurance can be provided that these lenders will not take action against the Company and the underlying real estate collateral. Further acceleration or collection actions taken by Thermo, either real estate lender or the State of Texas prior to the Company being able to secure the new financing would likely result in the Company being forced to seek protection from its creditors or turn over its collateral, which in the case of Thermo, collectively comprises all of the assets of the Company.

During fiscal year 2012 and through the date of this Report, the Company has recorded total sales tax, interest and penalty charges of approximately $2,216,000 as a result of the State of Texas (the “State”) sales and use tax audit of PCI, as discussed above. In June 2012, the audit was completed and the Company was noticed that its sales and use tax obligation to the State, which was due and payable on July 23, 2012. Since the Company did not have the means to pay the entire tax obligation by that date, the Company petitioned the State for a redetermination hearing related to the PCI sales and use tax audit on July 9, 2012. The redetermination letter submitted to the State included a request for a re-payment agreement and a waiver of penalty and interest among other items. In addition, on September 20, 2012, the Company submitted a formal compromise and payment agreement request to the State in an effort to forego the lengthy redetermination process and settle the sales tax obligation expeditiously. In this most recent request, the Company proposed the State to agree to reduce the total tax assessment including interest and penalty to $1,250,000 and grant thirty-six month repayment terms. As of the date of this Report, a final hearing date has not been set by the State, and the Company is awaiting a response from the State related to its payment agreement request. The Company can provide no assurance the sales and use tax obligation will be reduced, a re-payment agreement will be executed or a waiver of penalty and interest will be granted by the State. Specifically, if a payment plan is not granted by the State as a result of the redetermination hearing or the payment agreement request, the Company would be unable to pay the tax obligation without securing additional debt financing which cannot be assured (see Note 8 – “Accrued Expenses and Other Current Liabilities” and Note 9 – “Texas Sales and Use Tax Obligation” for further discussion on the Texas sales and use tax audit accruals).

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

The Company has been focused on improving its operating results to attract new lenders to the Company since it became aware of Thermo’s intent to accelerate the Company’s senior debt earlier in calendar year 2012. The Company improved its operating results from continuing operations in the three months ended August 31, 2012 compared to the same period from the prior fiscal year. This is primarily the result of price increases implemented on certain services and fees billed to the Company’s cellular subscriber base in the fourth quarter of fiscal year 2012, intentional cost reduction measures taken in all areas of the Company and limits imposed on the number of subsidized handsets sold to new and existing cellular subscribers. Along with the closing of four Hawk branded stores in June 2012 and the sale of the two-way business in August 2012, these actions are part of the Company’s overall strategic plan to transition the business away from its declining cellular services business to a focus on large scale wholesale distribution of cellular phones and accessories. This transition to a new business model has been slowed by the Company’s lack of available working capital to invest in the additional inventory and other resources required to improve sales and margins in the wholesale business. The current focus has been on improving short term profitability to provide comfort to the various lenders that have been approached about providing the needed new financing. The Company is continuing to see erosion in cellular services revenues and profits due to continued losses of subscribers while, although limited, it is incurring the added costs of activating new cellular subscribers and upgrading existing subscribers to new phones to keep them as customers to maintain as many cellular subscribers as it can during the remaining term of its distribution agreement with AT&T (agreement expires November 2014). Due to the greatly increased subsidies required by offering the iPhone, subscribers choosing to activate an iPhone have a higher cost of acquisition, requiring a longer time to become profitable to the Company.

The Company’s plan is to enhance and expand its wholesale distribution business to improve profitability of the Company and believes that securing a variety of key supplier relationships over the past several months, including the agreement with TCT Mobile Multinational, Limited to sell and distribute their Alcatel One Touch branded cellular phones and Unimax Communications, Inc. to sell and distribute their UMX® branded cellular handsets. In addition, the hiring of key personnel with experience in large scale cellular equipment distribution in the first quarter of fiscal 2013 is providing a solid foundation upon which to expand the Company’s wholesale business. However, to be successful, the Company must solve its current liquidity issues and secure a new lender that is capable of providing the necessary continuing financing to fund this growth. No assurance can be provided the Company will be able to increase sales or margins in its wholesale business as a result of any of the distribution agreements it has secured even if the appropriate working capital is made available to the Company. Nor can there be any assurance provided that the wholesale business units can be grown quickly enough to provide sufficient earnings to offset the expected loss of earnings from the cellular business. Therefore, with new financing in place, the Company will be prepared to continue to reduce costs to the levels necessary to meet its financial obligations as they come due. Without new financing, the Company cannot meet its current financial obligations.

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

Certificates of Deposit-Restricted: From time to time, the Company is required to issue a standby letter of credit to a supplier to secure a credit line extended to the Company. In these instances, funds are deposited into a certificate of deposit and the bank to issues a standby letter of credit to the supplier’s benefit. All such funds are reported as restricted funds until such time as the supplier releases its rights under the letter of credit. As of August 31, 2012, the Company had $25,000 of cash certificates of deposit securing standby letters of credit with its suppliers.

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

Accounts receivable are presented net of an allowance for doubtful accounts of $176,000 and $150,000 at August 31, 2012 and May 31, 2012, respectively. Based on the information available, management believes the allowance for doubtful accounts as of those periods are adequate; however, actual write-offs may exceed the recorded allowance.

The Company evaluates its write-offs on a monthly basis. The Company determines which accounts are uncollectible, and those balances are written-off against the Company’s allowance for doubtful accounts.

For the quarter ended August 31, 2012, the Company was unable to process its accounts receivable write-offs for July and August 2012 totaling approximately $37,000; therefore, the reported allowance at August 31, 2012, includes $37,000 for these previously identified accounts to be written off and approximately $139,000 as an allowance against the balance of the accounts receivable.

As of May 31, 2012, the Company had written off all known uncollectible accounts and the approximately $150,000 allowance was an estimate based on the accounts receivable outstanding at that date.

Reserve for Inventory Obsolescence: Inventories are stated at the lower of cost (primarily on a moving average basis), which approximates actual cost determined on a first-in, first-out (“FIFO”) basis, or fair market value and are comprised of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors including recent sales trends, industry market conditions and economic conditions. In assessing the reserve, management also considers price protection credits the Company expects to recover from its vendors when the vendor cost on certain inventory items is reduced shortly after the purchase of the inventory by the Company. In addition, management establishes specific valuation allowances for discontinued inventory based on its prior experience liquidating this type of inventory. Through the Company’s wholesale and internet distribution channel, it is successful in liquidating the majority of any inventory that becomes obsolete. The Company has many different cellular handset, radio and other electronics suppliers, all of which provide reasonable notification of model changes, which allows the Company to minimize its level of discontinued or obsolete inventory. Inventories are presented net of a reserve for obsolescence of $168,000 and $155,000 at August 31, 2012 and May 31, 2012, respectively. Actual results could differ from those estimates.

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

Indefinite Lived Intangible Assets: The Company’s indefinite lived intangible asset is a purchased perpetual trademark license. In May 2010, Progressive Concepts, Inc., purchased a perpetual trademark license to use the trademark “Hawk Electronics” (see Note – 11 “Trademark Purchase Obligation” for additional discussion). Since it has been determined the trademark license has an indefinite useful life, the carrying value of the trademark license is not amortized over a specific period of time but instead is tested for impairment at least annually in accordance with the provisions of ASC 350.

The Company evaluated PCI’s perpetual trademark license asset at May 31, 2012, in accordance with ASC 350 and determined the fair value of the license exceeded its carrying value; therefore, no impairment was recorded. The fair value of the perpetual trademark license was based upon the discounted estimated future cash flows of the Company’s cellular business which is the primary beneficiary of the Hawk brand. No changes have occurred in the business during the three months ended August 31, 2012 that indicated any impairment of the perpetual trademark license. The Company will continually evaluate whether events and circumstances occur that would no longer support an indefinite life for its perpetual trademark license.

Definite Lived Intangible Assets: Definite lived intangible assets consist of the capitalized cost associated with acquiring the AT&T distribution agreements, purchased subscriber bases, GSA contract, TXMAS contract and loan origination costs. The Company does not capitalize customer acquisition costs in the normal course of business but would capitalize the purchase costs of acquiring customers from a third party. Intangible assets are carried at cost less accumulated amortization. Amortization on the AT&T distribution agreements is computed using the straight-line method over the contract’s remaining term through November 2014. The estimated useful lives for the intangible assets are as follows:

AT&T distribution agreements and subscriber bases	1-13 years
GSA and TXMAS contracts	5 years

The Company defers certain direct costs in obtaining loans and amortizes such amounts using the straight-line method over the expected life of the loan, which approximates the effective interest method.

As of August 31, 2012, the most significant intangible asset remaining is the AT&T distribution agreement and subscriber base. The AT&T cellular distribution agreement subscriber base asset will be amortized through November 30, 2014, which is the expiration of the distribution agreement under the terms of the Third Amendment to the Distribution Agreement (see Note 4 – “Relationship With Cellular Carrier” for further discussion on the settlement of the litigation with AT&T and the resulting amended distribution agreement). Amortization expense over the 27 months remaining under the current term of the AT&T distribution agreement will be approximately $57,000 per month.

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

Amortization of the AT&T distribution agreements, subscriber bases, GSA and TXMAS contracts is recorded as an operating expense under the caption “Depreciation and Amortization” in the accompanying consolidated statements of operations. The Company periodically reviews the estimated useful lives of its intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life.

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

The Company’s review of the carrying value of its tangible long-lived assets at August 31, 2012 and May 31, 2012 indicates the carrying value of these assets will be recoverable through estimated future cash flows. If the cash flow estimates, or the significant operating assumptions upon which they are based change in the future, the Company may be required to record impairment charges related to its long-lived assets.

Prepaid expenses and other current assets: The Company records certain expenses that are paid for in advance of their use or consumption as a current asset on the Company’s consolidated balance sheets.

The components of prepaid expenses and other current assets at August 31, 2012 and May 31, 2012 are as follows (in thousands):

	August 31,	May 31,
	2012	2012

Prepaid Dallas Cowboy's suite lease expense	$135	$185
Prepaid legal fees	36	42
Prepaid insurance premiums	162	201
Investor relations expense	34	86
Security deposits	79	79
Other	142	145
Total prepaid expenses and other current assets	$588	$738

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

Provision for Income Taxes: The Company accounts for income taxes in accordance with ASC 740, Income Taxes, (“ASC 740”) using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences, net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods. As of August 31, 2012 and May 31, 2012, the Company has recorded a valuation allowance against the full amount of its net deferred tax assets. The Company will continue to evaluate its financial forecast to determine if a portion of its deferred tax assets can be realized in future periods. When the Company is charged interest or penalties related to income tax matters, the Company records such interest and penalties as interest expense in the consolidated statement of operations.

The Company’s most significant deferred tax asset is its accumulated net operating losses. These net operating losses are subject to limitations as a result of a change in control that took place during August 2011, as defined by Section 382 of the Internal Revenue Code.

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

The Company primarily generates revenues by providing recurring cellular services and through product sales. Cellular services include cellular airtime and other recurring services provided through a master distributor agreement with AT&T. Product sales include sales of cellular telephones, accessories, car and home audio products and other services through the Company’s retail and wholesale operations.

Cellular and other service revenues and related costs are recognized during the period in which the service is rendered. Associated subscriber acquisition costs are expensed as incurred. Product sales revenue is recognized at the time of shipment, when the customer takes title and assumes risk of loss, when terms are fixed and determinable and collectability is reasonably assured. The Company does not generally grant rights of return. However, to be competitive with AT&T’s programs, PCI offers customers a 15 day return / exchange program for new cellular subscribers. During the 15 days, a customer may return all cellular equipment and cancel service with no penalty. Reserves for returns, price discounts and rebates are estimated using historical averages, open return requests, recent product sell-through activity and market conditions. No reserves have been recorded for the 15 day cellular return program since only a very small number of customers utilize this return program and many fail to meet all of the requirements of the program, which include returning the phone equipment in new condition with no visible damage.

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

Concentration of Credit Risk: Teletouch provides cellular services to a diversified customer base of small to mid-size businesses and individual consumers, primarily in the DFW and San Antonio markets in Texas. In addition, the Company sells cellular equipment and consumer electronics products to a large base of small to mid-size cellular carriers, agents and resellers as well as a large group of smaller electronics and car audio dealers throughout the United States. As a result, no significant concentration of credit risk exists. The Company performs periodic credit evaluations of its customers to determine individual customer credit risks and promptly terminates services or ceases shipping products for nonpayment.

Financial Instruments: The Company’s financial instruments consists of certificates of deposit-restricted, accounts receivable, accounts payable and debt. Management believes the carrying value of the certificates of deposit-restricted, accounts receivable and accounts payable are considered to be representative of their respective fair values due to the short-term nature of these instruments. Since the borrowing rates associated with the Company’s current debt do not differ from market rates used for similar bank borrowings, managements also believes its current debt approximates its fair value. At August 31, 2012, the Company’s current debt was $9,740,000. Current debt is classified as a Level 2 item within the fair value hierarchy found under the guidance of ASC 820 Fair Value Measurements and Disclosures.

Advertising and Pre-opening Costs: Labor costs, costs of hiring and training personnel and certain other costs relating to the opening of any new retail or service center locations are expensed as incurred. Additionally, advertising costs are expensed as incurred and are occasionally partially reimbursed based on various vendor agreements. Advertising and promotion costs were $45,000 and $78,000 for the three months ended August 31, 2012 and August 31, 2011, respectively. Advertising reimbursements are accrued when earned and committed to by the Company’s vendor and are recorded as a reduction to advertising cost in that period.

Stock-based Compensation: At August 31, 2012, the Company had two stock-based compensation plans (both of which were expired) for employees and non-employee directors, which authorize the granting of various equity-based incentives including stock options and stock appreciation rights.

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

Cash flows resulting from excess tax benefits are classified as a financing activity. Excess tax benefits are realized from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits as a result of any exercises of stock options in the three months ended August 31, 2012 and August 31, 2011.

To estimate the fair value of its stock options, the Company uses the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option pricing model. The Company has determined that the best measure of expected volatility is based on an average of the previous two fiscal year’s historical daily volatility of the Company’s common stock adjusted to exclude the top 10% high and low closing trading prices during each period measured. Historical volatility factors utilized in the Company’s Black-Scholes computations for options issued in the three months ended August 31, 2012 was 63.45% and was 72.58% for the options issued in the three months ended August 31, 2011. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107 with the continued use of this method extended under the provisions of Staff Accounting Bulletin No. 110. Under this formula, the expected term is equal to: ((weighted-average vesting term + original contractual term)/2). The expected term used by the Company as computed by this method for options issued in the three months ended August 31, 2012 and 2011 was 5.0 years. The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for options issued in the three months ended August 31, 2012 was 0.62% and was 1.60% for the options issued in the three months ended August 31, 2011. Dividend yield is zero for these options as the Company does not expect to declare any dividends on its common shares in the foreseeable future.

In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption.  The Company has estimated an annualized forfeiture rate of 0.0% for the stock options granted to senior management and the Company’s directors in the three months ended August 31, 2012 and August 31, 2011. The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

Options exercisable at August 31, 2012 and May 31, 2012 totaled 7,091,486 and 6,234,986, respectively. The weighted-average exercise price per share of options exercisable at August 31, 2012 and May 31, 2012 was $0.31 and $0.29, respectively with remaining weighted-average contractual terms of approximately 6.4 years and 6.3 years as of August 31, 2012 and May 31, 2012, respectively.

The weighted-average grant date fair value of options granted during the three months ended August 31, 2012 and August 31, 2011 was $0.20 and $0.30, respectively.

At August 31, 2012, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $17,000, which will be amortized over the weighted-average remaining requisite service period of 2.3 years.

Income (loss) Per Share: In accordance with ASC 260, Earnings Per Share, basic income (loss) per share (“EPS”) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding including any dilutive securities outstanding. At August 31, 2012 and 2011, the Company’s outstanding common stock options totaled 7,174,820 and 6,348,984, respectively and were not included in the computation of diluted earnings per share due to their antidilutive effect as a result of the net loss incurred for the three months ended August 31, 2012 and 2011.

Recently Issued Accounting Standards: The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. To be consistent with the guidance found under ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, ASU 2012-02 is intended to simplify impairment testing for indefinite-lived intangible assets other than goodwill by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. Under the amended rule, a company will not be required to calculate the fair value of a business that contains recorded indefinite-lived intangible assets other than goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that business is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative impairment test that exists under current GAAP must be completed; otherwise, the indefinite-lived assets other than goodwill are deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended impairment guidance does not affect the manner in which a company estimates fair value. This new standard is effective for the Company beginning June 1, 2013.

NOTE 3 – DISCONTINUED TWO-WAY OPERATIONS

On August 11, 2012, Teletouch and DFW Communications, Inc. (“DFW”) entered into an Asset Purchase Agreement (the “APA”), where the Company agreed to sell, assign, transfer and convey to DFW substantially all of the assets of the Company associated with the two-way radio and public safety equipment business, such assets including, among other things, certain related accounts receivable; inventory; fixed assets (e.g. fixtures, equipment, machinery, appliances, etc.); supplies used in connection with the business; the Company’s leases, permits and titles, including certain FCC licenses held by the Company; and DFW also assumed certain obligations, permits and contracts related to the Company’s business. Subject to certain working capital adjustments, DFW agreed to pay, at closing, as consideration for the assets of the Company an amount in cash equal to approximately $1,469,000, $168,000 of which was allocated to certain designated suppliers’ payments and $300,000 of which was allocated to real estate and goodwill. The parties to the APA further designated approximately $767,000 for working capital purposes, such amount consisting of, among other things, aged accounts receivable and inventory as of the effective date of the APA. This includes a working capital adjustment provision that provides for no more than $200,000 of post-close working capital adjustments to be charged to the Company in the event of any material accounts receivable or inventory deficits. The foregoing disposition of the Company’s assets, excluding the sale of the real estate, closed on August 14, 2012, having been reviewed and approved by the Company’s Board of Directors on August 10, 2012. On the August 14, 2012 closing, the Company received approximately $1,169,000 in cash consideration from DFW for all of the assets of the two-way radio and public safety equipment business, excluding the building and land located in Tyler, Texas.

Summary results for the two-way operations are reflected as discontinued operations in the Company’s consolidated statement of operations for the three months ended August 31, 2012 and 2011 and are as follows:

(dollars in thousands)	Three months ended
	August 31,
	2012	2011
Operating revenues	$679	$2,934
Loss on sale of assets related to discontinued two-way operations	$(110)	$-
Income (loss) from discontinued two-way operations	28	(50)
Income tax expense form discontinued two-way operations	15	7

Net loss from discontinued two-way operations	$(97)	$(57)

As of August 31, 2012, the Company’s real estate located in Tyler, Texas related to the discontinued two-way operations is classified as a current asset held for sale on the Company’s consolidated balance sheet. The Company anticipates the sale of the real estate to be finalized by November 30, 2012. The carrying value of the real estate held for sale at August 31, 2012 is approximately $116,000.

A summary of the assets and liabilities sold in conjunction with the sale of the two-way business as determined at May 31, 2012 is as follows:

(dollars in thousands)

May 31,
2012
Assets
Current Assets:
Accounts receivable, net of allowance of $26	$746
Inventory, net of reserve of $176	395
Prepaid expenses and other current assests	20
Total current assets	1,161
Long-term assets:
Property and equipment, net of accumulated depreciation and amortization of $1,459	386
Goodwill	343
Intangible assets, net of accumulated amortization of $217	7
Total long-term assets	736
Total Assets	$1,897
Liabilities
Current Liabilities:
Accrued expenses and other current liabilites	$48
Deferred revenue	69
Total Liabilities	$117

The assets and liabilities associated with the two-way business, as of May 31, 2012, are recorded under the captions “Current assets held for sale,” “Assets Held for Sale” and “Current liabilities held for sale” in the Company’s consolidated balance sheet.

Restricted Cash: The restricted cash related to the sale of the discontinued two-way operations is a result of cash received subsequent to sale the two-way business on August 11, 2012 for the payment of certain accounts receivables DFW purchased under the APA. The cash the Company received against DFW’s accounts receivables was partially offset by operating expenses the Company paid on behalf of DFW subsequent to the sale transaction. Under the APA, the Company is obligated to reimburse DFW for such amounts and as of August 31, 2012, the restricted cash associated with the sale of the discontinued two-way business is approximately $241,000.

NOTE 4 – SETTLEMENT AND RELEASE AGREEMENT WITH AT&T

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
(ii)	The parties agreed to enter into a six year Exclusive Dealer Agreement, the first half of which runs co-terminously with the amended and renewed Distribution Agreement, then continuing for three years thereafter; and
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

The $5,000,000 cash payment was received from AT&T on December 1, 2011. The entire $10,000,000 of initial consideration comprised of the $5,000,000 cash payment and $5,000,000 forgiveness of PCI’s oldest unpaid obligations to AT&T related to AT&T’s percentage of PCI’s monthly cellular billings was recorded in operating income on the Company’s consolidated statement of operations for the fiscal year ended May 31, 2012 under the caption “Gain on settlement with AT&T.” In addition, for the cellular subscribers that transferred from PCI to AT&T since the agreement was executed in November 2011, the Company recorded the fees it earned for those lost subscribers under the caption “Gain on the settlement with AT&T” for the three months ended August 31, 2012 (see Part II, Item. 1 Legal Proceedings – “AT&T Binding Arbitration” for details of the settlement and release agreement with AT&T).

NOTE 5 – RELATIONSHIP WITH CELLULAR CARRIER

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

As a result of the settlement and release agreement and the execution of the Third Amendment to the Distribution Agreement on November 23, 2011, the Company’s current and prior distribution agreements with AT&T were consolidated and renewed or extended for three (3) years allowing PCI to again activate new subscribers and provide many of the previously withheld wireless services and products, including the iPhone. The distribution agreement permits the Company to offer AT&T cellular phone service with identical pricing characteristics to AT&T and provide billing customer services to its customers on behalf of AT&T in exchange for certain predetermined compensation and fees, which are primarily in the form of a revenue sharing of the core wireless services the Company bills on behalf of AT&T. In addition, the Company bills the same subscribers several additional features and products that it offers and retains all revenues and gross margins related to those certain services and products. Under the distribution agreement, the Company is responsible for all of the billing and collection of cellular charges from its customers and remains liable to AT&T for pre-set percentages of all AT&T related cellular service customer billings. The current distribution agreement expires on November 30, 2014.

Because of the volume of business transacted with AT&T, as well as the revenue generated from AT&T services, there is a significant concentration of credit and business risk involved with having AT&T as a primary vendor.

The Company reports its revenues related to the AT&T services on a net basis in accordance with ASC 605-45 as follows (in thousands):

	Three Months Ended
	August 31,	August 31,
	2012	2011

Gross billings	$7,388	$8,612
Net revenue adjustment (revenue share due to AT&T)	(3,665)	(4,487)
Service revenue, as reported	$3,723	$4,125

Gross billings include gross cellular subscription billings, which are measured as the total recurring monthly cellular service charges invoiced to PCI’s cellular subscribers from which a fixed percentage of the dollars invoiced are retained by PCI as compensation for the billing and support services it provides to these subscribers. PCI remits a fixed percentage of the gross cellular subscription billings to AT&T and absorbs 100% of any bad debt associated with the gross cellular subscription billings under the terms of its distribution agreement with AT&T.

NOTE 6 – INVENTORY

The following table lists the cost basis of inventory by major product category and the related reserves for inventory obsolescence at August 31, 2012 and May 31, 2012 (in thousands):

	August 31, 2012			May 31, 2012
	Cost	Reserve	Net Value	Cost	Reserve	Net Value

Phones and related accessories	$566	$(117)	$449	$700	$(94)	$606
Automotive products	274	(46)	228	273	(55)	218
Other	14	(5)	9	18	(6)	12
Total inventory and reserves	$854	$(168)	$686	$991	$(155)	$836

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment at August 31, 2012 and May 31, 2012 consisted of the following (in thousands):

	August 31, 2012	May 31, 2012

Land	$774	$774
Buildings and leasehold improvements	2,721	2,848
Office and computer equipment	2,770	2,766
Signs and displays	707	712
Other	35	62
	$7,007	$7,162
Less:
Accumulated depreciation	(4,892)	(5,038)

Total property and equipment	$2,115	$2,124

Depreciation expense related to property and equipment was $52,000 and $52,000 for the three months ended August 31, 2012 and August 31, 2011, respectively.

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method. The following table contains the property and equipment by estimated useful life, net of accumulated depreciation as of August 31, 2012 (in thousands):

	Less than	3 to 4	5 to 9	10 to 14	15 to 19	20 years	Total Net
	3 years	years	years	years	years	and greater	Value
Buildings and leasehold improvements	$34	$35	$54	$1	$986	$-	$1,110
Office and computer equipment	154	28	17	-	-	-	199
Signs and displays	8	3	4	-	-	-	15
Other	3	14	-	-	-	-	17
Land (no depreciation)	-	-	-	-	-	774	774
	$199	$80	$75	$1	$986	$774	$2,115

NOTE 8 – INTANGIBLE ASSETS

The following is a summary of the Company’s intangible assets as of August 31, 2012 and May 31, 2012, excluding goodwill (in thousands):

	August 31, 2012			May 31, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value
Definite lived intangible assets:
Wireless contracts and subscriber bases	$10,277	$(8,748)	$1,529	$10,277	$(8,575)	$1,702
PCI marketing list	1,235	(1,235)	-	1,235	(1,235)	-
Loan origination fees	668	(616)	52	616	(616)	-
Government Services Administration contract	15	(6)	9	15	(5)	10
Texas Multiple Award Schedule contract	4	(1)	3	4	(1)	3
Internally developed software	170	(170)	-	170	(170)	-
Total amortizable intangible assets	12,369	(10,776)	1,593	12,317	(10,602)	1,715

Indefinite lived intangible assets:
Perpetual trademark license agreement	900	-	900	900	-	900

Total intangible assets	$13,269	$(10,776)	$2,493	$13,217	$(10,602)	$2,615

Total amortization expense for the three months ended August 31, 2012, and August 31, 2011 was approximately $172,000 and $228,000.

NOTE 9 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of (in thousands):

	August 31,	May 31,
	2012	2012

Accrued payroll and other personnel expense	$342	$449
Accrued state and local taxes	507	551
Texas sales and use tax audit accrual	323	311
Unvouchered accounts payable	1,316	1,003
Customer deposits payable	202	218
Other	431	396
Total	$3,121	$2,928

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

The Company has estimated its potential sales and use tax exposure for the periods that have not been audited by the State to be between $322,000 and $448,000, including estimated penalties and interest of approximately $48,000 and $63,000, respectively, through August 31, 2012. This estimate covers all periods following the completed sales tax audit period through the date that each identified tax issue was substantially corrected by the Company. Since the Company cannot predict the outcome of a future sales tax audit, it has recorded the low end of the estimated loss in its consolidated financials as of August 31, 2012. The Company’s estimate of the low end of the range of potential liability considered only the errors identified in the current sales tax audit whereas the high end of the range was estimated using a conservative application of sales tax rates on the majority of the cellular services billed from November 2009, the end of the current audit period, through October 2010, the month that the identified tax issues were remediated by the Company. The actual liability, as a result of a future tax audit, could fall outside of our estimated range due to items that could be identified during an audit but not considered by us.

NOTE 10 – TEXAS SALES AND USE TAX OBLIGATION

From October 2010 through June 2012, the State of Texas (the “State”) conducted a sales and use tax audit of the Company’s subsidiary, PCI, covering the period from January 2006 to October 2009. During the second fiscal quarter of 2011, while undergoing standard preparations for the tax audit, the Company identified that there could be certain issues in connection with the prior application and interpretation of sales tax rates assessed on various services and products billed and received by PCI. However, multiple prior sales tax audits of PCI conducted by the State did not identify or determine that there were any such issues, even though PCI’s methodology for computing sales taxes was virtually identical during the prior periods. As a result, prior to receiving a final determination from the State on these sales tax matters, the Company could not accurately predict the probable outcome of this audit or any related material liability to the State. In accordance with Accounting Standard Codification 450, Contingencies (“ASC 450”), the Company reported an estimated range for this potential liability of between $22,000 and $2,400,000. The lower end of the range was based on the actual results of PCI’s prior State tax audits, with the higher end of the range based on the Company’s internal review and most conservative analysis, which indicated a potential estimated liability of up to $1,900,000, plus an additional estimated potential liability of up to $500,000 for related penalties and interest on the Company’s highest possible estimated amount.

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

On June 11, 2012, the Company received notice from the State the sales and use tax audit was complete. As a result of the final audit assessments provided by the State, the Company adjusted its sales and use tax liability related to the tax audit to reflect a total obligation at May 31, 2012, of approximately $1,880,000, including approximately $466,000 in assessed penalties and interest. The sales and use tax assessed by the State, before penalties and interest, totaled approximately $1,414,000 for the tax audit period, and was comprised of approximately $6,000 of use tax related to fixed asset purchases, $126,000 of use tax due on various services purchased by the Company, $637,000 of under billed sales taxes related to cellular services billings and $645,000 of under billed sales taxes related to other billings. In addition, the State noticed the Company the final audit assessment was due and payable on July 23, 2012.

Since the Company could not pay the entire tax obligation by July 23, 2012, the Company petitioned the State on July 9, 2012 for a redetermination hearing related to PCI’s sale sales and use tax audit. In the redetermination letter submitted to the State, the Company has requested the State to review questionable audit transactions where the Company believes it is due a possible tax refund or credit adjustment. In addition, the Company has requested the State to provide repayment assistance due to the Company’s current financial condition and limited working capital. Furthermore, the Company has requested a waiver of penalty and interest that has been imposed by the State. On September 20, 2012, the Company submitted a formal compromise and payment agreement request to the State in an effort to forego the lengthy redetermination process and settle the sales tax obligation expeditiously. The Company requested that the State reduce the total tax assessment including interest and penalty to $1,250,000 and grant thirty-six month repayment terms for this obligation. As of the date of this Report, the State has not set a redetermination hearing for PCI or responded to the Company formal payment agreement request. Until the hearing is completed, a payment plan can be negotiated or this liability can be settled in another manner. Beginning in June 2012, the Company has been voluntarily paying $25,000 a month against its sales and use tax obligation. There can be no assurance that that any of the relief requested will be granted by the State as a result of this determination hearing.

As of August 31, 2012, the Company’s sales and use tax liability related to PCI’s sales tax audit is approximately $1,818,000, including assessed interest and penalties of approximately $479,000.

NOTE 11 – CURRENT DEBT

Current debt at August 31, 2012 and May 31, 2012 consists of the following (in thousands):

	August 31,	May 31,
	2012	2012
Thermo revolving credit facility	$7,075	$8,233
East West Bank (formerly United Commerical Bank)	2,119	2,147
Jardine Capital Corporation bank debt	546	552
Total current debt	$9,740	$10,932

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

In February 2010, the Company began making principal payments on the revolver due to the Company’s having borrowings outstanding against the non-accounts receivable assets in excess of the limit on such borrowings as measured against the total borrowings outstanding. In March 2010, Thermo agreed to let the Company begin making monthly principal payments of approximately $53,000 through the remainder of the term of the loan to reduce the outstanding loan balance against the non-accounts receivable assets. The monthly principal payments reduce the commitment amount under the revolver.

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

On March 14, 2012, effective February 29, 2012, Teletouch and Thermo entered into Waiver and Amendment No. 5 (“Amendment No. 5”) to the Loan and Security Agreement, as amended to date (the “Loan Agreement”). Under the terms of the Amendment No. 5, the Company made a payment on the outstanding balance of the loan in the amount of $2,000,000. In consideration for such payment, Thermo agreed, among other things, to (i) waive any and all Events of Default (as the term is defined under the Loan Agreement), and all financial covenants for the third fiscal quarter ended February 29, 2012, (ii) waive any and all Financial Covenant Defaults (as defined under the Loan Agreement) for the fourth fiscal quarter ended May 31, 2012, and not to accelerate collection of the Note for any reason under the Loan Agreement through May 31, 2012, and (iii) not to take any action to exclude, reevaluate or make any redetermination of any property currently included in the Borrowing Base through at least May 31, 2012. In addition, Thermo agreed to grant a conditional future waiver of any and all Financial Covenant Defaults (as defined under the Loan Agreement) and not to accelerate the collection of the Note through August 31, 2012, provided that certain financial performance targets are met by the Company during its fourth fiscal quarter ending May 31, 2012, and that the Company, among other things, refinances certain of its existing loans encumbering the Eligible Real Estate (as defined under the Loan Agreement), thereby providing Thermo with additional proceeds of $1,400,000 on or before July 15, 2012. Additional provisions of Amendment No. 5 included accelerating the Revolving Credit Maturity Date from January 31, 2013, to August 31, 2012, with the parties’ agreement that Thermo will have no further obligation to lend or advance any additional funds that may be or become available under the Loan Agreement, and, a modification of the commitment fee due under the Loan Agreement from the $90,000 earned commitment fee for the final twelve month term of the loan that was to end on January 31, 2013, to a monthly commitment fee of $7,500 (based on 0.0625% of the original $12,000,000 loan commitment), earned by and payable to Thermo on the first day of each month beginning February 1, 2012 and through each month thereafter until the loan is paid in full, or the August 31, 2012, maturity date, whichever was sooner.

Although the Company made the required $2,000,000 cash payment on March 14, 2012, the Company did not meet all of the requirements under Amendment No. 5 during its fourth fiscal quarter ending May 31, 2012 and was not able to refinance its existing real estate loans and pay Thermo an additional $1,400,000 by July 15, 2012. However, as a result of the recent sale of the Company’s two-way business (see Note 3 – “Discontinued Two-Way Operations” for more information on the sale of the two-way business), the Company was able to pay Thermo approximately $1,001,000 on August 14, 2012.

On August 1, 2012, the Company executed a term sheet with a potential new debt lender and is currently working with the lender through the due diligence process. The Company is targeting to close on this new senior debt facility by the end of October 2012.

On September 10, 2012 the Company received a Formal Notice of Maturity (the “Letter”) from Thermo which notified the Company the revolving credit facility had matured by its terms on August 31, 2012, and therefore under the terms of the facility, Thermo had the right to demand payment for all obligations due and payable under the credit revolving facility by September 17, 2012. Thermo further reserved all rights and remedies available to it under the documents and agreements in connection with the revolving credit facility. Even though Thermo was reserving its rights under the agreement and revolving credit facility, the Letter did not constitute a notification to the Company that Thermo was commencing the exercise of any of its rights and remedies. As of the date of this Report, Thermo has not commenced any actions against the Company and is willing to work with the Company as it seeks new financing to settle the amount due under the revolving credit facility. The Company can provide no assurance it will be successful in obtaining new debt funding or Thermo will not take any action against the Company and the underlying collateral against the revolving credit facility.

As of August 31, 2012, the Company’s outstanding balance on the Thermo loan was approximately $7,075,000.

East West Bank Debt (formerly United Commercial Bank): Effective May 3, 2007, the Company entered into a loan agreement with United Commercial Bank, which was subsequently acquired by East West Bank, (the “East West Debt”) to refinance previous debt in the amount of $2,850,000 at May 31, 2007. As of August 31, 2012, $2,650,000 continued to be funded under the agreement with East West Bank, and approximately $2,119,000 was outstanding. The East West Debt requires monthly payments of $15,131 and bears interest at the prime rate as published in the Wall Street Journal and adjusted from time to time (3.25% at August 31, 2012). The East West Debt is collateralized by a first lien on the Company’s corporate office building, the excess land adjacent to that building and a billboard in Fort Worth, Texas owned by the Company. The East West Debt matured on May 3, 2012 and the Company was noticed in the second quarter of fiscal year 2012 the East West Debt would not be renewed. Subsequently, East West Bank granted an initial extension of the debt maturity through August 3, 2012 and granted a second extension through November 3, 2012. The Company has not been able to secure new financing against its real estate and believes that this will not be possible until it secures new senior debt financing and settles its debt with Thermo. The Company cannot assure such financing can be secured or that any new financing will be on terms favorable to the Company. In addition, the Company can provide no assurance that East West Bank will extend the current maturity date or that any such extensions will allow a sufficient amount of time for the Company to secure the new real estate financing.

Jardine Bank Debt: Effective May 3, 2007, the Company entered into a loan agreement with Jardine Capital Corp. (the “Jardine Bank Debt”) to refinance previous debt in the amount of $650,000. The Jardine Bank Debt is collateralized by a second lien on the Company’s corporate office building, the excess land adjacent to that building and a billboard in Fort Worth, Texas owned by the Company. The Jardine Bank Debt requires monthly payments of $7,705, bears interest at 13% and matured on May 3, 2012. The Company was noticed in the second quarter of fiscal year 2012 the Jardine Bank Debt would not be renewed. Subsequently, Jardine Capital granted an initial extension of the debt maturity through August 3, 2012 and granted a second extension through October 15, 2012. As of August 31, 2012, a total of approximately $546,000 was outstanding under this agreement. The Company has not been able to secure new financing against its real estate and believes that this will not be possible until it secures new senior debt financing and settles its debt with Thermo. The Company cannot assure such financing can be secured or that any new financing will be on terms favorable to the Company. In addition, the Company can provide no assurance that Jardine Bank will extend the current maturity date or that any such extensions will allow a sufficient amount of time for the Company to secure the new real estate financing.

NOTE 12 – TRADEMARK PURCHASE OBLIGATION

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

Under terms of the Agreement, the parties executed mutual releases of claims against each other and agreed to file a stipulation of dismissal in connection with the pending litigation matter.  The Company agreed to, among other things, the purchase a perpetual license from Hawk to use the trademark “Hawk Electronics” for $900,000. Under the terms of the license agreement, the Company made a payment of $550,000 on June 1, 2010 and a payment of $150,000 on July 1, 2011, and a payment of $100,000 on June 29, 2012 and is obligated to pay $100,000 by July 1, 2013.

As of August 31, 2012, the Company has recorded $100,000 as a current liability under current portion of trademark purchase obligation (July 1, 2013 payment).

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

NOTE 13 - INCOME TAXES

Significant components of the Company’s deferred taxes as of August 31, 2012 and May 31, 2012 are as follows (in thousands):

	August 31,	May 31,
	2012	2012

Deferred Tax Assets:
Current deferred tax assets:
Accrued liabilities	$796	$841
Deferred revenue	-	28
Inventories	62	118
Allowance for doubtful accounts	60	60
	918	1,047
Valuation allowance	(918)	(1,047)
Current deferred tax assets, net of valuation allowance	-	-

Non-current deferred tax assets:
Net operating loss	8,480	8,547
Accrued liabilities	566	511
Intangible assets	289	316
Fixed assets	230	207
Licenses	-	9
Other	180	178
	9,745	9,768
Valuation allowance	(9,745)	(9,768)
Non-current deferred tax assets, net of valuation allowance	-	-

The Company has approximately $24,943,000 of Net Operating Losses (“NOL’s”) at August 31, 2012, which are subject to expiration in various amounts from 2022 through 2031. In fiscal year 2013, these net operating losses are subject to limitations as a result of a change in ownership that took place during August 2011, as defined by Section 382 of the Internal Revenue Code. For fiscal year 2013, the Company has approximately $2,274,000 in NOL’s available to offset taxable income for the year. Realization of deferred tax assets associated with the net operating losses is dependent upon generating sufficient taxable income prior to their expiration and to the limitations imposed by Section 382. Management has determined that it is unlikely that the deferred tax assets will be realized; therefore, a full valuation allowance has been established as of August 31, 2012 and May 31, 2012.

The current Company policy classifies any interest recognized on an underpayment of income taxes and any statutory penalties recognized on a tax position taken as interest and penalty expense in its consolidated statements of operations. There was an insignificant amount of interest and penalties recognized and accrued as of August 31, 2012. The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate for fiscal year ended August 31, 2012 and has not recognized any additional liabilities for uncertain tax positions under the guidance of ASC 740. The Company’s tax years 2005 through 2011 for federal returns and 2009 through 2012 for state returns remain open to major taxing jurisdictions in which we operate, although no material changes to unrecognized tax positions are expected within the next year.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Teletouch leases building and equipment under non-cancelable operating leases with initial lease terms ranging from one to twenty years. These leases contain various renewal terms and restrictions as to use of the property. Some of the leases contain provisions for future rent increases. The total amount of rental payments due over the lease terms is charged to rent expense on the straight-line method over the term of the leases. The difference between rent expense recorded and the amount paid is recorded as deferred rental expense, which is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. The Company’s most significant lease obligation is for a suite at the Dallas Cowboys Stadium in Arlington, Texas, which is used for customer, supplier, investor relations and other corporate events. Due to the significance of this lease compared to the Company’s other operating leases, it is separately identified in the table below. Total rent expense recorded against all operating leases, including the Dallas Cowboy’s suite lease was $207,000, and $261,000 in the three months ended August 31, 2012 and August 31, 2011, respectively. Future minimum rental commitments under non-cancelable leases are as follows (in thousands):

	(in thousands)
	Twelve Months Ending August 31,
	Total	2013	2014	2015	2016	2017	Thereafter

Other Operating Leases	$659	$328	$207	$59	$46	$19	$-
Dallas Cowboys Suite Lease	3,694	205	205	205	205	205	2,669
Total Operating Leases	$4,353	$533	$412	$264	$251	$224	$2,669

Additionally, as of August 31, 2012, the Company has a commitment to purchase 4,080 Alcatel branded cellular handsets from TCT Mobile Multinational, Limited (“TCT”) for approximately $402,000 under its recently executed distribution agreement with TCT. To date, approximately 1,000 cellular handsets have been received and the Company expects to receive the remaining product in late October 2012.

Sales and Use Tax Audit Contingency

Due to the results of PCI’s recent sales and use tax audit, the Company has identified a sales and use tax contingency for the period subsequent to the recent audit period which is November 1, 2009 through May 31, 2012 (see Note 8 – “Accrued Expenses and Other Current Liabilities” for more information on the sales and use tax accrual for this period).

Legal Proceeding Contingencies

Teletouch is party to various legal proceedings arising in the ordinary course of business. The Company believes there is no proceeding, either threatened or pending, against it that will result in a material adverse effect on its results of operations, financial condition or cash flows that requires an accrual or disclosure in its financial statements under ASC 450.

NOTE 15 – SHAREHOLDERS’ EQUITY

Capital Structure: Teletouch’s authorized capital structure allows for the issuance of 70,000,000 shares of common stock with a $0.001 par value and 5,000,000 shares of preferred stock with a $0.001 par value.

Change of Ownership and Voting Control of Teletouch

From November 2005 through August 2011, the majority of Teletouch’s outstanding common stock was owned and controlled by TLL Partners, LLC, a Delaware limited liability company (“TLLP”), controlled by Robert McMurrey, the Company’s Chairman and Chief Executive Officer. In August 2006, immediately prior to Teletouch’s acquisition of Progressive Concepts, Inc. (“PCI”), TLLP assumed the senior debt obligations of PCI and settled the subordinated debt obligations of PCI by issuing 4,350,000 shares of its holdings of Teletouch’s common stock and converted the balance of the subordinated debt into redeemable Series A preferred units of TLLP. To secure the senior debt obligation, TLLP pledged all of its then held assets, which consisted primarily of approximately 80% of the outstanding common stock of Teletouch as of August 2006. TLLP is a holding company with no operations and was dependent upon selling a sufficient number of shares it owned in Teletouch common stock or upon the cash flows of Teletouch through the receipt of future cash dividends to service its outstanding debt obligations. When the senior debt originally matured in August 11, 2007, TLLP did not have sufficient cash or other means to repay this debt and was successful in negotiating an initial extension of the maturity date through October 11, 2007. Subsequent extensions were granted by the senior debt holder to TLLP extending the maturity date through January 31, 2011. In February 2011, TLLP negotiated a settlement of its senior debt obligations which provided for a discount against the balance due if TLLP would make a required series of discounted payments beginning February 2011 and continuing through August 19, 2011, the amended maturity date. In addition to the cash payments and as part of the settlement agreement, TLLP was obligated to transfer 2,000,000 shares of its holdings of Teletouch’s common stock to the senior lender at the maturity date.

Beginning in February 2011 and continuing through June 2011, TLLP completed sixteen (16) privately negotiated transactions and sold a total of 8,499,001 shares of its holdings of Teletouch’s common stock, which was approximately 17.4% of the Company’s outstanding common stock at June 13, 2011, the date of the last sale transaction. Following these sales transactions, TLLP continued to own 30,650,999 shares of our common stock, or 62.9% of the Company’s outstanding common stock. The Company entered into registration rights agreements with each of the purchasers and TLLP whereby it agreed to file a registration statement with the SEC covering the 8,499,001 shares sold and 12,000,000 shares owned by TLLP. This registration statement on Form S-1 was filed with the SEC on June 17, 2011 and was subsequently declared effective on July 11, 2011.

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

On October 12, 2011, the Company filed a resale registration statement on Form S-1 with the SEC in accordance with the terms of the RRA which was subsequently declared effective by the SEC on November 1, 2011.

NOTE 16 - STOCK OPTIONS

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

On August 7, 2002, the Company’s Board of Directors adopted the Teletouch 2002 Stock Option and Appreciation Rights Plan and on November 7, 2002, the common shareholders voted and ratified the plan (the “2002 Plan”). Under the 2002 Plan, Teletouch had the ability to issue options up to an aggregate of 10,000,000 shares of Teletouch’s common stock through August 7, 2012, at which time the 2002 Plan terminated. The 2002 Plan provided for options, which qualified as incentive stock options (Incentive Options) under Section 422 of the Code, as well as the issuance of non-qualified options (Non-Qualified Options). The shares issued by Teletouch under the 2002 Plan were either treasury shares or authorized but unissued shares as Teletouch’s Board of Directors determined from time to time. Pursuant to the terms of the 2002 Plan, Teletouch granted Non-Qualified Options and Stock Appreciation Rights (SARs) only to officers, directors, employees and consultants of Teletouch or any of Teletouch’s subsidiaries as selected by the Board of Directors or the Compensation Committee. The 2002 Plan also provided that the Incentive Options shall be available only to officers or employees of Teletouch or any of Teletouch’s subsidiaries as selected by the Board of Directors or Compensation Committee. The price at which shares of common stock covered by the option could have been purchased was computed as the average of the closing price of the Company’s stock for the five days preceding the grant date. To the extent that an Incentive Option or Non-Qualified Option is not exercised within the period in which it may be exercised in accordance with the terms and provisions of the 2002 Plan described above, the Incentive Option or Non-Qualified Option will expire as to the then unexercised portion. In addition, employees that cease their services with the Company and hold vested options will have the ability to exercise their vested options for a period three months after their termination date with the Company.

As of August 31, 2012, 1,998 Non-Qualified Options are outstanding under the 1994 Plan, and 906,998 Non-Qualified Options and 6,265,824 Incentive Options are outstanding under the 2002 Plan.

A summary of option activity for the three months ended August 31, 2012 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at June 1, 2012	6,401,653	$0.29	6.30	$1,364,449
Granted	773,167	0.44	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at August 31, 2012	7,174,820	0.31	6.45	$1,686,029

Options exercisable at August 31, 2012	7,091,486	$0.31	6.43	$1,686,195

The following table summarizes the status of the Company’s non-vested stock options since June 1, 2012:

	Non-vested Options
		Weighted-
	Number of	Average Fair
	Shares	Value
Non-vested at June 1, 2012	166,667	$-
Granted	773,167	0.20
Vested	(856,500)	0.21
Forfeited	-	-
Non-vested at August 31, 2012	83,334	$0.30

The Company recorded approximately $162,000 and $251,000 in stock based compensation expense in the consolidated financial statements for the three months ended August 31, 2012 and August 31, 2011, respectively.

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

Rainbow Resources, Inc.(“RRI”) – RRI is an oil and gas exploration and development company that owns 1,200,000 shares of Teletouch common stock. Robert McMurrey, Chairman and Chief Executive Officer of Teletouch, has voting and dispositive power over all Teletouch securities owned by RRI. The Company paid certain health insurance expenses on behalf of RRI in the periods presented in this Report. As of August 31, 2012, no balance was due from RRI related to these expenses.

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

On November 29, 2011, TLLP sold an additional 600,000 shares of Teletouch common stock leaving TLLP with a 6.3% ownership of Teletouch.

As of August 31, 2012, no balance was due to or from TLLP.

NVRDUL, LLC (“NVRDUL”) – NVRDUL is an entity controlled by Carri P. Hyde, spouse of Thomas A. Hyde, Jr., Director, President and Chief Operating Officer of the Company. Mr. Hyde has no direct involvement with the operations of NVRDUL, but is related only through marriage. The Company provides certain available office space to NVRDUL in exchange for certain public relations services. As of August 31, 2012, no balance was due to or from NVRDUL.

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

Using these criteria, the Company's two reportable segments are cellular services and wholesale distribution. The Company’s former two-way radio services business was sold on August 11, 2012 and is reported as discontinued operations for the three months ended August 31, 2012 and 2011 (see Note 3 – “Two-Way Discontinued Operations” for more information on the sale of the two-way business).

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

Beginning in the quarter ended November 30, 2011, the Company began combining the insignificant amounts previously reported as corporate product sales, with the product sales reported for its cellular segment. These product sales previously reported as corporate sales related to an insignificant amount of product sales that were generated through various corporate departments, primarily related to cellular products. The segment information for the three months ended August 31, 2011 in this Report has been conformed to be comparable to the current year’s segment presentation.

The following tables summarize the Company’s operating financial information by each segment for the three months ended August 31, 2012 and August 31, 2011 (in thousands):

	Three Months Ended August 31, 2012
	Segments
	Cellular	Wholesale	Corporate	Total
Operating revenues:
Service revenue	$3,723	$-	$-	$3,723
Product sales revenue	487	1,010	-	1,497
Total operating revenues	4,210	1,010	-	5,220

Operating expenses:
Cost of service (exclusive of depreciation and amortization included below)	667	2	-	669
Cost of products sold	585	894	-	1,479
Selling and general and administrative	548	324	1,759	2,631
Depreciation and amortization	-	-	224	224
Gain on settlement with AT&T	-	-	(158)	(158)
Total operating expenses	1,800	1,220	1,825	4,845
Income (loss) from continuing operations	2,410	(210)	(1,825)	375

Other expense:
Interest expense, net	-	-	(404)	(404)

Income (loss) from continuing operations before income tax expense	2,410	(210)	(2,229)	(29)

Income tax expense	-	-	82	82

Income (loss) from continuing operations	$2,410	$(210)	$(2,311)	$(111)

	Three Months Ended August 31, 2011
	Segments
	Cellular	Wholesale	Corporate	Total
Operating revenues:
Service revenue	$4,123	$2	$-	$4,125
Product sales revenue	501	2,859	-	3,360
Total operating revenues	4,624	2,861	-	7,485

Operating expenses:
Cost of service (exclusive of depreciation and amortization included below)	979	25	-	1,004
Cost of products sold	804	2,569	-	3,373
Selling and general and administrative	545	256	2,181	2,982
Depreciation and amortization	-	-	280	280
Total operating expenses	2,328	2,850	2,461	7,639
Income (loss) from continuing operations	2,296	11	(2,461)	(154)

Other expense:
Interest expense, net	-	-	(527)	(527)

Income (loss) from continuing operations before income tax expense	2,296	11	(2,988)	(681)

Income tax expense	-	-	34	34

Income (loss) from continuing operations	$2,296	$11	$(3,022)	$(715)

The Company identifies its assets by segment. Significant assets of the Company’s corporate offices include all of the Company’s cash, property and equipment, loan origination costs and the patent held for sale. The Company’s assets by segment as of August 31, 2012 and May 31, 2012 are as follows:

	August 31, 2012			May 31, 2012
	Total Assets	Property and Equipment, net	Goodwill and Intangible Assets, net	Total Assets	Property and Equipment, net	Goodwill and Intangible Assets, net

Segment
Cellular	$6,540	$45	$2,429	$7,065	$64	$2,615
Wholesale	622	20	-	640	24	-
Corporate	4,604	2,050	64	4,674	2,036	-
Other (1)	116	116	-	1,910	386	350
Totals	$11,882	$2,231	$2,493	$14,289	$2,510	$2,965

(1) “Other” includes assets, property and equipment, net and goodwill and intangible assets, net associated with the Company’s discontinued two-way operations.

During the three months ended August 31, 2012 and August 31, 2011, the Company did not have a single customer that represented more than 10% of total segment revenues.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of results of operations and financial condition is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company. This discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes and the discussions under “Critical Accounting Estimates,” which describes key estimates and assumptions we make in the preparation of our financial statements. The Company’s first fiscal quarter begins on Junefirst and ends on August 3first.

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

On August 11, 2012, the Company and DFW Communications, Inc. (“DFW”), a local competitor to Teletouch in the Dallas / Fort Worth, TX MSA, entered into an Asset Purchase Agreement (“APA”), whereby DFW took and acquired possession of substantially all of the assets associated with the two-way radio and public safety equipment business, such assets including, among other things, certain related accounts receivable; inventory; fixed assets (e.g. fixtures, equipment, machinery, appliances, etc.); supplies used in connection with the business; the Company’s leases, permits and titles and certain FCC licenses held by the Company (see Note 3 – “Discontinued Two-Way Operations” for additional information on the sale of the two-way business). DFW also assumed certain obligations, permits and contracts related to the Company’s business. Subject to certain working capital adjustments, DFW agreed to pay, at closing, as consideration for the assets of the Company an amount in cash equal to approximately $1,469,000, $168,000 of which is allocated to certain designated suppliers’ payments and $300,000 of which is allocated to real estate and goodwill. The parties to the APA further designated approximately $767,000 for working capital to be allocated to the purchase of such amount consisting of, among other things, accounts receivable and inventory as of the effective date of the APA. The APA includes a working capital adjustment provision that provides for no more than $200,000 of post-close working capital adjustments to be charged to the Company in the event of any material accounts receivable or inventory deficits. The foregoing disposition of the Company’s assets, excluding the sale of the real estate, closed on August 14, 2012, having been reviewed and approved by the Company’s Board of Directors on August 10, 2012. On the August 14, 2012 closing, the Company received approximately $1,169,000 in cash consideration from DFW for all of the assets of the two-way radio and public safety equipment business, excluding the building and land located in Tyler, Texas, which required and environmental study prior to its sale. The proceeds were used by the Company to pay down its debt with Thermo and settle certain accounts payable related to the business.

In September 2012, the Company received a satisfactory environmental report related to the real estate associated with this transaction and expects the sale of the real estate to be completed by November 30, 2012 . Once the sale is completed, the Company will receive the approximately $300,000 remaining due of the purchase price. In the interim, the Company is leasing the building and land in Tyler, Texas to DFW.

Executive Summary

We are a leading regional provider of wireless telecommunications products and services. For over 48 years, Teletouch has offered a comprehensive suite of wireless telecommunications solutions, including cellular, GPS-telemetry and wireless messaging.

Today, Teletouch is a primary Authorized Services Provider and billing agent of AT&T products and services to consumers, businesses and government agencies, operating 11 retail and authorized agent locations in North, East and Central Texas, 3 locations through its sub-agents and 8 locations under its “Hawk Electronics” brand, in conjunction with its direct sales force, call center operations and various retail eCommerce websites including: www.hawkelectronics.com , www.hawkwireless.com and www.hawkexpress.com.

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

Although the Company improved its operating results from continuing operations in the three months ended August 31, 2012 compared to the same period from the prior fiscal year, the Company has experienced significant liquidity and going concern issues, primarily as a result of the acceleration of its debt obligations by its senior lender, Thermo Credit, LLC (“Thermo”), the maturity of its mortgage debt with East West Bank (“East West”) and Jardine Capital Corporation (“Jardine”) and the State of Texas (the “State”) sales and use tax audit assessment related to PCI’s recently completed sales tax audit. As of the date of this Report, the Company’s current senior and mortgage debt obligations total approximately $9,665,000, and the sales tax liability remains estimated at $2,141,000. The Company has been working to secure a new lender since learning early in calendar year 2012 of Thermo’s intent to accelerate the senior revolving debt. The acceleration of this debt came shortly after the November 2011 settlement of the Company’s litigation against AT&T and during a period when the Company planned focus and invest in growing its cellular subscriber base and maximize the value of the extended distribution agreement with AT&T negotiated under the terms of the settlement. During the over 2 year period of litigation, the Company experienced a significant loss of cellular subscriber and related revenues. With the acceleration of the debt and the required pre-payments on the Thermo debt, the Company no longer had the cash available to make these investments in acquiring new subscribers through expanded distribution locations and additional investment in subsidized cellular phones for each new subscriber. Even with a limited number of activations of the then heavily subsidized iPhone, among other operational challenges, the operating results of the Company continued to suffer following the settlement with AT&T and through the third quarter of fiscal year 2012. The weak operating results for the third quarter resulted in the Company becoming unable to attract a new lender willing to extend sufficient credit to the Company to retire the Thermo debt. During the fourth quarter of fiscal 2012, a new program was introduced by AT&T under which the Company was reimbursed for almost half of the subsidy required on the iPhone. This AT&T reimbursement program, combined with implementation of more stringent policies by the Company for a customer to qualify for an iPhone, certain price increases implemented on certain charges billed to the cellular subscriber base and tighter cost controls resulted in significant improvement in the operating results for the fourth quarter of fiscal year 2012 and which continued on through the first quarter of fiscal year 2013. These improved operating results along with the Company’s engagement of Bryant Park Capital Securities, Inc. to assist in locating new lender resulted in several opportunities to present to prospective lenders and several expressions of interest from these lenders.

Effective August 1, 2012, the Company executed a term sheet with a potential new senior lender and is currently working with the lender through the due diligence process. The proceeds from this new revolving credit facility are expected to settle the majority of the Company’s debt obligation with Thermo which is approximately $7,022,000 as of the date of this Report. The Company anticipates issuing Thermo a subordinated note for any balance remaining on this obligation after negotiations are completed. However, the Company can provide no assurance that it will be able to consummate the financing or if it does will be completed under the terms and provisions favorable to it. Additionally, no assurance can be provided that Thermo will be agreeable to the terms of subordination that are expected to be required from the Company’s potential new lender. Because the Company is working through the due diligence process with its potential new senior lender and since the State of Texas is in the lengthy process of reviewing the Company’s request for relief on a portion of the sales tax obligation, both matters remain unresolved as of the date of this Report. Additionally, the Company has not identified or secured a commitment from a new lender for financing its real estate. As of the date of this Report, the outstanding balance of the East West Bank and Jardine Capital Corporation debt totaled approximately, $2,101,000 and $542,000, respectively.

While working through these liquidity and debt issues, the Company has also been focusing on the current and future profitability of its cellular and wholesale distribution business units while deciding to divest its legacy two-way radio and public safety equipment business during the first quarter of fiscal 2013 due to ongoing losses and the opportunity to raise additional cash from this sale to pay down the Thermo debt. The sale of the two- way business was completed on August 11, 2012 and provided approximately $1,001,000 to pay down the Thermo debt.

Earnings from the Company’s core cellular business improved in the first quarter of fiscal 2013 compared to the same period from the prior fiscal year due to price increases implemented in March 2012 on certain of the Company’s services and fees billed to its cellular subscriber base and from cost savings realized following the closure of four Hawk stores in June 2012. Until the implementation of the price increases in the fourth quarter of fiscal year 2012, earnings in the cellular business eroded throughout fiscal year 2012 due to the inability to add a sufficient number of new cellular subscribers to offset the continued attrition of cellular subscribers following its completion of the litigation with AT&T in November 2011. Under the provisions of this settlement with AT&T, the Company can no longer transfer cellular subscribers from AT&T, which has negatively impacted new subscriber additions. The increasing cost of cellular handsets and the related subsidies required to be competitive with AT&T, particularly related to the iPhone, has forced the Company to limit the number of subscriber activations due to the current liquidity challenges at the Company and the immediate impact on earnings caused by this increasing phone subsidy. Although these matters were partially anticipated by the Company when the settlement was reached with AT&T, the Company expected growth in its other business units to cover some or all of this additional investment in its cellular business until such time as the recurring cellular revenues increased to a level to cover the additional monthly cost of adding incremental new subscribers.

With the limitations that the Company is currently facing to grow its cellular business, the Company has decided to concentrate its efforts on expanding its wholesale distribution business in an attempt to improve profitability during fiscal year 2013. In June 2012, the Company was successful negotiating a multi-year national distribution agreement with TCT Mobile Multinational, Limited and Unimax Communications, Inc, both of which are international cellular electronic companies. In addition, the Company has secured several exclusive geographic distribution agreements to sell cellular accessory and car audio product lines. Furthermore, throughout the first quarter of fiscal year 2013, the Company was successful in hiring several key personnel with strong backgrounds in the cellular handset distribution business. Because of delays encountered in hiring new personnel and ordering additional inventory, the Company did not experience the sales growth it expected from its wholesale operations in the three months ended August 31, 2012. With inventory available as of the date of this Report and sufficient sales staff in place, the Company anticipates an increase in revenues and earnings to improve significantly throughout fiscal year 2013.

Over the past fiscal year, the Company had identified a number of potential acquisition targets, but with the Company’s current debt obligations, the Company doesn’t believe it will be able to complete a possible acquisition until the refinancing of the Company’s debt is complete. With the AT&T distribution agreements expiring in November 2014 and the subscriber base transferring to AT&T along with the related recurring revenues, the Company will be focused on developing its wholesale distribution business throughout fiscal year 2013 leveraging the recently executed distribution agreements. In addition, the Company will continue to concentrate on controlling its corporate overhead expenses and managing costs within its operating businesses units to maximize its profit margins and satisfy its debt obligations.

Discussion of Business Strategy by Operating Segment

Cellular Operations

Since the expiration of the Company’s largest distribution agreement with AT&T, which included the Dallas / Fort Worth, Texas MSA in August 2009 and the subsequent arbitration proceeding against AT&T, the Company has concentrated on servicing its existing subscriber base and has been focused on minimizing subscriber attrition as much as possible.

Following the execution of the settlement and release agreement with AT&T (the “Agreement”) on November 23, 2011, the Company planned to expand its business with AT&T as an Authorized Service Provider and Exclusive Dealer. Under the Agreement, AT&T amended and renewed a 3 year distribution agreement for the Company’s current and prior market areas, executed a new 6 year Exclusive Dealer agreement which runs co-terminously with the distribution agreement for the first 3 years and gave PCI the right and authorization to sell, activate and provide services to Apple iPhone and iPad models, both as an exclusive AT&T Distributor and Dealer. As a result of the Agreement, the Company began to focus its efforts on increasing its cellular subscriber base, in order to generate greater profits from its recurring revenue cellular billings. As a component of these efforts, the Company had planned to open new retail-styled service outlets in Austin and Houston, Texas, as well as augment its current store base in San Antonio and Tyler, Texas. To date, the Company’s efforts have not been successful, primarily due to the limited resources that are now available to market its products and services in this fashion. In addition, many of the planned marketing efforts, including advertising in regional newspapers, radio, cable and on the internet have been put on hold. Given the increasing cost of cellular handsets, particularly the iPhone, the Company, has limited the total number of upgrades and new activations since the Company subsidizes a significant portion of the customer’s cost of the phone. Through the third quarter of fiscal year 2012, the Company absorbed 100% of the required subsidy on the iPhone and a significant portion of the subsidy on other phone models, but beginning in April 2012, AT&T supplemented the distribution agreement and agreed to reimburse the Company for almost half of the required subsidy on the iPhone. Although this program is subject to change, the subsidy reimbursement on the number of iPhones sold by the Company through August 31, 2012 was approximately $156,000. As long as this program is in place, the Company can financially justify activating a higher number of iPhones. Additionally, subscriber attrition has remained at a higher level than forecast as subscribers continue to transfer service to AT&T for various reasons, including more access to AT&T-owned and agent locations in the markets where we operate today, and the greater product selection such outlets provide. Ultimately, without the ability to advertise the Company’s brand message adequately, many customers and prospective customers remain unaware of the products we do have, the services we provide, or the relatively limited number of destination outlets in our markets. The combination of lower than expected activations and higher than expected customer attrition has caused the Company’s cellular subscriber base and related revenues to continue to decline.

In fiscal year 2013 and through the expiration of the distribution agreement in November 2014, the Company will closely monitor the number of subscribers remaining in its cellular subscriber base and will continue to focus on increasing the number of subscribers to maximize the transfer fees negotiated as part of the settlement with AT&T that will be paid to the Company through the expiration of distribution agreement. As of August 31, 2012, the Company has earned approximately $425,000 in transfer fees from AT&T related to approximately 2,800 subscribers that transferred their service from PCI to AT&T following the November 2011 settlement with AT&T. In addition, the Company will continue to monitor the overhead expenses related to its cellular operations. After analyzing the profit margins and customer statistics related to each Hawk retail store, the Company closed four under-performing stores in June 2012 and reduced the hours of operations for the remaining retail stores. Additionally, and as result of this review, several of the remaining retail stores were identified as having excess space or too high of operating cost and will be relocated to smaller retail locations as soon as new locations can be leased. These store relocations are expected to be completed by November 30, 2013 and are expected to result in over $100,000 in savings annually.

Wholesale Business

Beginning in fiscal 2010 and continuing into fiscal 2011, the Company increased its cellular handset brokerage business by selling to volume buyers both domestically and internationally. Initially the Company primarily brokered phones manufactured by Research In Motion, better known as the manufacturer of Blackberry® cellular handsets. This brokerage business significantly contributed to the product sales for the Company’s wholesale business beginning in fiscal year 2010 and continuing through November 30, 2011. After the Company entered into the settlement agreement with AT&T in November 2011, the Company was no longer allowed to sell AT&T-branded cellular phones to customers that are not subscribers of AT&T cellular services, with the exception that the Company is allowed to sell a relatively small amount of overstocked or obsolete handsets to other customers. In June 2012, the Company secured a multi-year national distribution agreement with TCT Mobile Multinational, Limited, a major international handset manufacturer, to sell Alcatel One Touch branded handsets. Additionally, in September 2012, the Company entered into a comprehensive distribution agreement with Unimax Communications, Inc., a subsidiary of Hong Kong-based telecom electronics manufacturer, Unimax Communications Corporation, to sell and distribute their UMX® branded mobile handsets. The Company has been anticipating the completion of these types of distribution agreements and expects substantial growth in the wholesale operations due to the sale of the Alcatel and Unimax handsets to Tier 2 and Tier 3 wireless carriers or operators in the United States. The initial purchase order for Alcatel handsets was placed in August 2012, and a portion of the inventory has been received as of the date of the Report with the remaining product to be received in late October 2012. The Company has been marketing these handsets and providing samples to prospective customers since the agreement was signed and has received strong interest in the products, but no firm orders to date.

Although, the Company anticipates the majority of the planned growth in its wholesale business to be driven by sales of cellular handsets, it will also continue to offer a variety of cellular accessories and car audio equipment. Effective March 23, 2011, the Company obtained a Master Distributor Agreement with AFC Trident, Inc. (“Trident”), which allows the Company to sell high quality cellular phone accessories exclusively in certain states. In January 2012, the Company expanded its relationship with Trident and extended the term of the Master Distributor Agreement through May 31, 2016. In addition, in April 2012, the Company finalized a comprehensive distribution agreement with Monster Digital, an innovator and developer of advanced memory storage solutions under which Teletouch has become the exclusive U.S. Authorized Distributor of its full line of SD and MicroSD cards in the Tier 1 and Tier 2 wireless carrier indirect distribution channels, all Tier 4 and Tier 4 rural carrier, company owned and indirect retail distribution channels, as well as for certain exclusive accounts. Furthermore, the Company has recently obtained a variety of exclusive geographic distribution agreements to sell car audio product lines, such as Cerwin Vega and Cadence and cellular accessory product lines that include Boston Amplifier, Pure Gear, Aerovoice, Wilson Electronics and Parrot.

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

Results of Operations for the three months ended August 31, 2012 and August 31, 2011

Overview of Operating Results for Three Months ended August 31, 2012 and August 31, 2011

The consolidated operating results for the three months ended August 31, 2012, and August 31, 2011, are as follows:

(dollars in thousands)
	August 31,	August 31,	2012 vs 2011
	2012	2011	$ Change	% Change

Three Months Ended
Operating results
Service revenue	$3,723	$4,125	$(402)	-10%
Product sales revenue	1,497	3,360	(1,863)	-55%
Total operating revenues	5,220	7,485	(2,265)	-30%
Cost of service (exclusive of depreciation and amortization)	669	1,004	(335)	-33%

Cost of products sold	1,479	3,373	(1,894)	-56%

Other operating expenses	2,855	3,262	(407)	-12%

Gain on settlement with AT&T	(158)	-	(158)	100%

Operating income (loss) from continuing operations	$375	$(154)	$529	-344%

Net loss from continuing operations	$(111)	$(715)	$604	-84%

The Company reduced its operating losses from continuing operations for the three months ended August 31, 2012 compared to the same period in the prior fiscal year by improving earnings in its cellular business, fees earned from the transfer of cellular subscribers to AT&T and intentional reductions in corporate expenses, including legal fees and billboard advertising expense. Additionally, the Company’s stock compensation expense decreased period over period. The decrease in operating losses from continuing operations was offset by a decrease in net income from the Company’s wholesale business period over period.

The Company’s cellular operations experienced an increase in net income of approximately $114,000 for the three months ended August 31, 2012, compared to the same period in the prior fiscal year. Although the Company’s cellular subscriber base decreased by 9,419 subscribers from August 31, 2011 to August 31, 2012, the implementation of price increases in the fourth quarter of fiscal year 2012, the reimbursement of cellular handset costs from AT&T and cost savings from the closing of four Hawk stores in June 2012 helped offset the lost revenues from the Company’s declining subscriber base. As of August 31, 2012, the Company had 35,338 cellular subscribers compared to 44,757 subscribers as of August 31, 2011. As a result of the Company’s settlement with AT&T in November 2011, AT&T is obligated to pay the Company a fee for every cellular subscriber that transfers their cellular services from PCI to AT&T. In the three months ended August 31, 2012, the Company recorded an additional settlement gain of approximately $158,000 due to the fees it earned for the lost subscribers. The same period from the prior fiscal year did not have similar occurring transactions.

Furthermore, the Company experienced a decrease in legal fees of approximately $238,000 period over period primarily due to completing its litigation against AT&T in November 2011 and recorded a decrease in stock compensation expense of approximately $89,000 due to the lower value of stock options granted to the Company’s executive management and Board of Directors in the three months ended August 31, 2012 compared to the same period in the prior fiscal year. Additionally, the Company’s decision to decrease its billboard advertising campaigns in the fourth quarter of fiscal year 2012 decreased billboard expenses of approximately $58,000 quarter over quarter.

The Company’s wholesale business experienced a decrease in net income of approximately $221,000 period over period. The decrease in net income is directly related to the decrease in sales quarter over quarter, which is primarily attributable to the fact the Company can no longer broker AT&T branded cellular handsets due to the execution of the settlement agreement with AT&T in November 2011. The three months ended August 31, 2011, had approximately $1,555,000 in wholesale brokerage sales with no similar occurring transactions in the three months ended August 31, 2012. In addition, the wholesale business increased its personnel and corresponding personnel costs period over period which is attributable to hiring a wholesale director and four additional salespersons. Due to the recent cellular handset distribution agreements the Company executed with TCT Mobile Multinational, Limited and Unimax Communications, Inc. and the hiring of additional key personnel, the Company anticipates sales growth and increased earnings from its wholesale business throughout the remainder of fiscal year 2013.

Significant Components of Operating Revenues and Expenses

Operating revenues are primarily generated from the Company’s cellular and wholesale operations and are comprised of a mix of service and installation revenues as well as product revenues. Service and installation revenues are generated primarily from the Company’s cellular operations. Within the cellular operations, the primary service revenues are generated by PCI from the sale of recurring cellular subscription services under several distributor agreements with AT&T. Since 1984, the Company’s subsidiary, PCI, has held agreements with AT&T and its predecessor companies, which allowed PCI to offer cellular service and customer service to AT&T customers in exchange for certain compensation and fees. PCI is responsible for the billing and collection of cellular charges from these customers and remits a percentage of the cellular billings generated to AT&T.

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

Cost of products sold consists of the net book value of items sold including cellular telephones, accessories, and 12-volt mobile electronics and their related accessories as well as any necessary write-downs of inventory for shrinkage and obsolescence. We recognize cost of products sold, other than costs related to write-downs of inventory, when title passes to the customer. In PCI’s wholesale operations, products and accessories are sold to customers at pricing above PCI’s cost. However, PCI will generally sell cellular telephones below cost to new and existing cellular service customers as an inducement to enter into two-year subscription contracts, to upgrade service and extend existing subscription contracts or in connection with other promotions. The resulting equipment subsidy to the majority of PCI’s cellular customers is consistent with the cellular industry and is treated as an acquisition cost of the related recurring cellular subscription revenues. This acquisition cost is expensed by the Company when the cellular equipment is sold with the expectation that the subsidy will be recovered through margins on the cellular subscription revenues over the contract term with the customer.

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

Service Revenue for the Three Months ended August 31, 2012 and August 31, 2011

The service revenues shown below have been grouped and are discussed by the Company’s reportable operating segments as defined under GAAP.

(dollars in thousands)
	August 31,	August 31,	2012 vs 2011
	2012	2011	$ Change	% Change

Three Months Ended
Service revenue
Cellular operations
Gross cellular subscription billings	$7,388	$8,610	$(1,222)	-14%
Net revenue adjustment (revenue share due AT&T)	(3,665)	(4,487)	822	-18%
Cellular operations total service revenues:	3,723	4,123	(400)	-10%

Wholesale operations	-	2	(2)	-100%

Service revenue	$3,723	$4,125	$(402)	-10%

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

The decrease in the gross cellular subscription billings for the three months ended August 31, 2012 compared to the same period in the prior fiscal year is due to a continued decline in cellular subscribers. The Company had 44,757 subscribers as of August 31, 2011 compared to 35,338 subscribers as of August 31, 2012. Since August 31, 2011, the Company has lost 9,419 cellular subscribers, which has resulted in a decrease in gross billings for the three ended August 31, 2012 as compared to the same period in the prior fiscal year. The Company experienced a decrease in gross monthly access charges of approximately $791,000, a combined decrease in gross charges related to AT&T cellular features and PCI custom features of approximately $252,000, a decrease in roamer and toll charges of approximately $76,000, and a decrease in gross data charges of $61,000. The Company has been unable to attract new customers at the level it was hoping for following the settlement with AT&T, in part due to its inability to transfer subscribers from AT&T, which was a condition of the settlement with AT&T and due to a loss of cellular sales personnel following the settlement who have not been replaced as of the date of this Report. Furthermore, the Company has tightened its policies for new or existing customers to receive a subsidized cellular phone from the Company due to the increasing costs of these handsets, particularly the iPhone, which has resulted in a fewer number of customers being approved for these subsidized handsets which has resulted in fewer new customer activations and increases in subscriber attrition due to existing customers that are not approved for a contract renewal with a subsidized handset.

Cost of Service for the Three Months ended August 31, 2012 and August 31, 2011

Cost of service expense consists of the following significant expense items:

(dollars in thousands)
	August 31,	August 31,	2012 vs 2011
	2012	2011	$ Change	% Change

Three Months Ended
Cost of service
Cellular operations	$667	$979	$(312)	-32%
Wholesale operations	2	25	(23)	-92%

Total cost of service and installation	$669	$1,004	$(335)	-33%

The decrease in cost of service related to the Company’s cellular operations for the three months ended August 31, 2012, compared to the same period in the prior fiscal year is partially related to the decrease in cellular service revenues, which is a direct result of the Company’s declining cellular subscriber base. In addition, the cellular operation’s personnel expense, bad debt expense and costs related to the Company’s extended phone warranty program decreased by approximately $148,000, $46,000 and $35,000, respectively period over period.

Product Sales and Cost of Products Sold for the Three Months ended August 31, 2012 and August 31, 2011

Product sales and related cost of products sold shown below have been grouped and are discussed by the Company’s reportable operating segments as defined under GAAP.

(dollars in thousands)

	August 31,	August 31,	2012 vs 2011
	2012	2011	$ Change	% Change

Three Months Ended
Product Sales Revenue
Cellular	$487	$501	$(14)	-3%
Wholesale	1,010	2,859	(1,849)	-65%
Total product sales revenue	$1,497	$3,360	$(1,863)	-55%

Cost of products sold
Cellular	585	804	(219)	-27%
Wholesale	894	2,569	(1,675)	-65%
Cost of products sold	$1,479	$3,373	$(1,894)	-56%

Product sales revenue:

The decrease in product sales from the Company’s wholesale operations for the three months ended August 31, 2012, compared to the same period in the prior fiscal year is primarily due to a decrease in cellular handset brokerage sales. The Company recorded approximately $1,600,000 in wholesale brokerage sales for the three months ended August 31, 2011, with no similar occurring transactions in the three months ended August 31, 2012, which is a direct result of the settlement agreement with AT&T. Under the terms of the settlement with AT&T in November 2011, the Company is no longer allowed to broker AT&T branded cellular handsets. In addition, sales related to the Company’s car audio business decreased by approximately $139,000 quarter over quarter due to competition among other car audio wholesalers.

Cost of products sold: The decrease in cost of product sold related to the Company’s cellular business for the three months ended August 31, 2012 compared to the same period in the prior fiscal year is a direct result of fewer cellular product sales due to the Company’s declining cellular subscriber base. Cost of products sold in the cellular business decreased at a higher rate than product revenues due to AT&T reimbursing the Company for a portion of the handset subsidy beginning in April 2012, including almost half of the subsidy on the iPhone. Under this program, the Company was reimbursed approximately $267,000 from AT&T during the quarter ended August 31, 2012. The Company is required to subsidize a substantial portion of the cost of cellular handsets sold in conjunction with a new service activation or renewal of a service contract in order to remain competitive with other cellular providers, including AT&T. The Company has been forced to tighten its policies for approving the issuance of a subsidized handset to new and existing customers. The full cost of the cellular handset, including the portion that is subsidized by the Company, is expensed by the Company when the phone is activated and sold net of any reimbursement received from AT&T. Because the Company retains less than half of the gross cellular services it bills under the terms of its revenue sharing arrangement with AT&T, the payback period, or period that it takes the Company to recover the subsidy on the handset and achieve profitability on a particular subscriber, is much longer than AT&T or other carriers. Because cellular handset costs have continued to increase and the related subsidies offered by the carriers continue to increase, particularly related to the iPhone, in some instances the Company is finding that is cannot recover the handset subsidy over the standard 2 year subscriber contract term.

The decrease in cost of products sold attributable to the Company’s wholesale operations for the three months ended August 31, 2012 compared to the same period from the prior fiscal year is a direct result of the decrease in brokerage sales from the Company’s wholesale business.

Selling and General and Administrative Expenses for the Three Months ended August 31, 2012 and August 31, 2011

Selling and general and administrative expenses consist of the following significant expense items:

	August 31,	August 31,	2012 vs 2011
	2012	2011	$ Change	% Change

Three Months Ended
Selling and general and administrative
Salaries and other personnel expense	$1,399	$1,374	$25	2%
Bonus expense	3	28	(25)	-89%
Office expense	368	392	(24)	-6%
Advertising expense	44	75	(31)	-41%
Professional fees	369	587	(218)	-37%
Taxes and licenses fees	55	22	33	150%
Stock-based compensation expense	162	251	(89)	-35%
Other expenses	231	253	(22)	-9%

Total selling and general and administrative	$2,631	$2,982	$(351)	-12%

The 41% decrease in advertising expense for the three months ended August 31, 2012 compared to the same period in the prior fiscal year is primarily related to a reduction in billboard advertising. The Company reduced the number of billboards it uses to advertise in the Dallas / Fort Worth area to approximately 3 billboards during the first quarter of fiscal year 2013 compared to using approximately 15 billboards during the first quarter of fiscal year 2012. This reduction in billboards reduced advertising expense by approximately $57,000 quarter over quarter.

The 37% decrease in professional fees for the three months ended August 31, 2012 compared to the same period in the prior fiscal year is attributable to a decrease in legal expenses resulting from the settlement with AT&T in November 2011. Legal expenses related to the AT&T litigation decreased by approximately $187,000 period over period. In addition, the Company had approximately $60,000 in legal costs related to the change in ownership of Teletouch that occurred in the first quarter of fiscal year 2012, with no similar expenses in the first quarter of fiscal year 2013. The decrease in legal fees was partially offset by an increase in costs related to the Company’s Board of Directors of approximately $58,000 quarter over quarter. The Board of Director’s costs increased due to the addition of two directors during the second quarter of fiscal year 2012.

The 35% decrease in stock-based compensation expense during the three months ended August 31, 2012 compared to the same period from the prior fiscal year is due to a decrease in the value of the options that were granted to the Company’s executive management team and Board of Directors. During the first quarter of fiscal year 2013, the Company granted a total of 773,167 stock options with an approximate $0.20 fair value per option. The options granted were fully vested upon issuance. The Company granted 693,167 stock options with an approximate $0.30 fair value per option to its executive management team and Board of Directors during the first quarter of fiscal year 2012. All of these options were also fully vested upon issuance.

Other Operating Expenses for the Three Months Ended August 31, 2012 and August 31, 2011

(dollars in thousands)
	August 31,	August 31,	2012 vs 2011
	2012	2011	$ Change	% Change

Three Months Ended
Other Operating Expenses
Depreciation and amortization:
Depreciation	$52	$52	$-	0%
Amortization	172	228	(56)	-25%
Total depreciation and amortization	$224	$280	$(56)	-20%

The decrease in amortization expense for the three months ended August 31, 2012 compared to the same period in the prior fiscal year is attributable to loan origination fees related to the Company’s revolving credit facility with Thermo and mortgage debt which were fully amortized by the end of fiscal year 2012.

Gain on Settlement with AT&T for the Three Months ended August 31, 2012 and August 31, 2011

Due to the settlement and release agreement with AT&T that was executed on November 23, 2011, AT&T pays the Company for the cellular subscribers that transfer there service from PCI to AT&T. For the three months ended August 31, 2012, the Company recorded the fees it earned for those lost subscribers under the caption “Gain on the settlement with AT&T” (see Part II, Item 1. Legal Proceedings – “AT&T Binding Arbitration” for further information on the agreement).

Interest Expense for the Three Months ended August 31, 2012 and August 31, 2011

Interest expense, net of interest income recorded against each of the Company’s debt obligations is as follows:

(dollars in thousands)
	August 31,	August 31,	2012 vs 2011
	2012	2011	$ Change	% Change
Three Months Ended
Interest Expense
Thermo revolving credit facility	$359	$474	$(115)	-24%
Mortgage debt	41	37	4	11%
Warrant redemption notes payable	-	15	(15)	-100%
Other, net	4	1	3	300%

Total interest expense, net	$404	$527	$(123)	-23%

The decrease in interest expense for the three months ended August 31, 2012, compared to the same period in the prior fiscal year is due to a reduction in the amount of outstanding debt. Since August 2011, the Company has paid approximately $4,652,000 in principal payments including forgiveness of certain commitment fees related to the modification of the Thermo loan. Interest expense related to the Thermo loan decreased by $115,000 quarter over quarter due to approximately $4,134,000 in principal payments made since August 31, 2011, including forgiveness of approximately $158,000 in commitment fees related to this loan.

Income Tax Provision for the Three Months ended August 31, 2012 and August 31, 2011

The majority of the income tax expense recorded for the three months ended August 31, 2012, and August 31, 2011, is related to the Texas margin tax, which was initially implemented by the State of Texas effective January 1, 2008. In the three months ended August 31, 2012 and August 31, 2011, the Company recorded approximately $61,000 and $41,000 in state tax expenses, respectively. The margin tax is calculated by using the Company’s gross receipts from business conducted in Texas each fiscal year less a cost of goods sold deduction. The margin tax is due and payable to the State of Texas each year in May.

Financial Condition as of August 31, 2012

(dollars in thousands)	Three Months Ended
	August 31,	August 31,	2012 vs 2011
	2012	2011	$ Change	% Change

Cash provided by operating activities	$135	$852	$(717)	-84%
Cash provided by (used in) investing activities	750	(185)	935	-505%
Cash used in financing activities	(1,192)	(205)	(987)	481%
Net increase (decrease) in cash	$(307)	$462	$(769)	-166%

Liquidity and Capital Resources

As of August 31, 2012, the Company had approximately $1,666,000 cash on hand and working capital deficit of approximately $10,941,000 compared to a working capital deficit of approximately $11,662,000 as of May 31, 2012. During the three months ended August 31, 2012, the Company had sufficient funds to pay its trade payable obligations, make payments against its debt and continue its investment in inventory to support its business operations. Furthermore, in the three months ended August 31, 2012, the Company paid approximately $77,000 related to its 2012 Texas margin tax obligation and $75,000 against PCI’s Texas sales and use tax audit obligation.

Throughout fiscal year 2012 and through the date of this Report, the Company has been in negotiations with its senior lender, Thermo Credit, LLC (“Thermo”) related to the ability to borrow additional funds against the revolving credit facility as well as the repayment of the outstanding over-advances under the debt facility. On March 14, 2012, effective February 29, 2012, the Company and Thermo entered into Waiver and Amendment No. 5 to the Loan and Security Agreement. Under the agreement, the Company was immediately required to pay Thermo $2,000,000 applied against the principal of the loan. The amendment also waived all financial covenant defaults for the third and fourth fiscal quarters ending February 29, 2012, and May 31, 2012, respectively and would not accelerate the collection of the loan through August 31, 2012, provided certain financial performance targets are met during the fourth fiscal quarter ending May 31, 2012. Furthermore, Thermo was no longer obligated to advance any additional funds that may come available under the revolving credit facility (see Note 11 – “Current Debt” for more information on the Waiver and Amendment No. 5 to the Loan and Security Agreement). Although the Company made the required $2,000,000 cash payment on March 14, 2012, the Company did not meet all of the requirements under Amendment No. 5 during its fourth fiscal quarter ending May 31, 2012 and was not able to refinance its existing real estate loans and pay Thermo an additional $1,400,000 by July 15, 2012. However, as a result of the recent sale of the Company’s two-way business (see Note 3 – “Discontinued Two-Way Operations” for more information on the sale of the two-way business), the Company was able to pay Thermo approximately $1,001,000 on August 14, 2012. On September 10, 2012 the Company received a Formal Notice of Maturity (the “Letter”) from Thermo which notified the Company the revolving credit facility had matured by its terms on August 31, 2012, and therefore under the terms of the facility, Thermo had the right to demand payment for all obligations due and payable under the credit revolving facility by September 17, 2012. Thermo further reserved all rights and remedies available to it under the documents and agreements in connection with the revolving credit facility. Even though Thermo was reserving its rights under the agreement and revolving credit facility, the Letter did not constitute a notification to the Company that Thermo was commencing the exercise of any of its rights and remedies. As of the date of this Report, Thermo has not commenced any actions against the Company and is negotiating terms of settling this obligation with the Company and its prospective new senior lender.

In addition, the Company’s real estate loans with East West Bank and Jardine Capital Corporation initially matured on May 3, 2012. Both lenders granted extensions through early August 2012. As of the date of this Report, East West Bank and Jardine Capital Corporation granted another extension through November 3, 2012 and October 15, 2012, respectively to allow additional time for the Company to locate a new real estate lender. The Company had previously identified a bank to finance the real estate, but upon initial diligence that bank expressed concerns about the current status of the Company’s loan with Thermo and the fact that the Texas sales tax liability remained unresolved, but this lender was willing to consider this loan pending that these matters were fully resolved to their satisfaction. Because the Company is in the due diligence process with its potential new senior lender and since the State of Texas is in the lengthy process of reviewing the Company’s request for relief on a portion of the sales tax obligation, both matters remain unresolved as of the date of this Report and the Company has not secured a commitment from a new lender for financing its real estate. As of the date of this Report, the outstanding balance of the East West Bank and Jardine Capital Corporation debt totaled approximately, $2,101,000 and $542,000, respectively.

Furthermore, the Company has recorded total sales tax , interest and penalty charges of approximately $2,216,000 as a result of the State of Texas (the “State”) sales and use tax audit of PCI. In June 2012, the audit was completed and the Company was noticed of its sales and use tax obligation to the State, which was due in payable on or by July 23, 2012. Since the Company did not have the means to pay the entire debt obligation by that date, the Company petitioned the State for a redetermination hearing related to the PCI sales and use tax audit on July 9, 2012. The redetermination letter submitted to the State included a request for a re-payment agreement and a waiver of penalty and interest among other items. In addition, on September 20, 2012, the Company submitted a formal compromise and payment agreement request to the State in an effort to forego the lengthy redetermination process and settle the sales tax obligation expeditiously. The Company requested the State to reduce the total tax assessment including interest and penalty to $1,250,000 and to grant a thirty-six month payment agreement. As of the date of this Report, a final hearing date has not been set by the State and the Company is awaiting a response from the State related to its payment agreement request. The Company can provide no assurance the sales and use tax obligation will be reduced, a repayment agreement will be executed or a waiver of penalty and interest will be granted by the State. Specifically, if a payment plan is not granted by the State as a result of the redetermination hearing or the payment agreement request, the Company would be unable to pay the tax obligation without securing additional debt financing, which cannot be assured.

Due to all of these events, the Company is diligently working to secure new debt or equity financing to continue to support the Company’s businesses and meet all of its financial obligations. The Company executed a term sheet with a prospective new lender on August 1, 2012 and is currently working with the lender through the due diligence process. The Company recognizes that its cellular operations continue to financially support the operations of the entire Company, but does not foresee any materially increases in its income from cellular operations in the near future, due to the lack of customer demand and the increasing and substantial costs to acquire new customers and keep existing subscribers due the Company subsidizing a large portion of the cost of the customer’s phone. Though it can provide no assurance as to the successful conclusion of the financing, the Company is optimistic its wholesale business will be successful in increasing its revenues and profits since it has executed a new cellular handset distributor agreement with TCT Mobile Multinational, Limited and Unimax Communications, Inc. In addition, it has secured several exclusive geographic distribution agreements to sell cellular accessory and car audio product lines. Furthermore, the Company is aggressively looking to reduce costs in all of its business units, as well as eliminating certain corporate overhead expenses to maximize income. The Company can provide no assurance that it will be able to consummate the senior debt financing that it is currently negotiating or that such loan will provide sufficient proceeds to settle the Thermo debt; nor can it provide any assurance that upon resolving the debt with Thermo, the Company can obtain new financing against its real estate to settle the obligations due to the Company’s current real estate lenders. Although Thermo has formally noticed the Company the revolving credit facility balance has matured and due and payable, the Company is optimistic Thermo will allow the Company the time to finalize new credit facility rather than act upon its rights under the debt agreement. Furthermore, it is unlikely the Company will refinance its current real estate debt until it has closed on a new senior debt facility and settled its obligations with Thermo, and no assurance can be provided that the Company’s current real estate lenders will not take action against the Company and the underlying real estate collateral. Further acceleration or collection actions taken by Thermo or either real estate lender prior to the Company being able to secure the new debt financing would likely result in the Company being forced to seek protection from its creditors or turn over its collateral, which in the case of Thermo, collectively comprises all of the assets of the Company.

Operating Activities

The decrease in cash provided by the operating activities for the three months ended August 31, 2012, compared to the three months ended August 31, 2011, is primarily due to payments made against the Company’s trade payables. This was offset by a decrease in accounts receivables which is attributable to significant sales of public safety equipment in the first quarter of fiscal year 2012 and a decrease of accounts receivable of approximately $416,000 included in the sale of the Company’s two-way business in August 2012.

Investing Activities

The increase in cash provided by investing activities for the three months ended August 31, 2012, compared to the three months ended August 31, 2011, is attributable to proceeds of approximately $1,170,000 the Company received from the sale of its two-way business in August 2012.

Financing Activities

The increase in cash used in financing activities for the three months ended August 31, 2012, compared to the three months ended August 31, 2011, is due to an additional $1,001,000 payment made against the Thermo revolving credit facility. As a result of the sale of the Company’s two-way business, the Company was required to use the proceeds it received from the sale to pay down the Thermo debt obligation.

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

Accounts receivable are presented net of an allowance for doubtful accounts of $176,000 and $150,000 at August 31, 2012, and May 31, 2012, respectively. Based on the information available, management believes the allowance for doubtful accounts as of those periods are adequate; however, actual write-offs may exceed the recorded allowance.

Reserve for Inventory Obsolescence: Inventories are stated at the lower of cost (on a moving average basis, which approximates actual cost determined on a first-in, first-out (“FIFO”) basis), or fair market value and are comprised of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors including recent sales trends, industry market conditions and economic conditions. In assessing the reserve, management also considers price protection amounts it expects to recover from certain vendors when the vendor reduces cost on certain items shortly after they are purchased by the Company. Additionally, management records specific valuation allowances for discontinued inventory based on its prior experience liquidating this type of inventory. Through the Company’s wholesale and internet distribution channels, it has been successful liquidating the majority of any inventory that becomes obsolete at or near its cost basis if marketed soon after such obsolescence is determined. The Company has many different cellular handset, radio and other electronics suppliers, all of which provide reasonable notification of model changes, which allows the Company to minimize its level of discontinued or obsolete inventory. Inventories are presented net of a reserve for obsolescence of approximately $168,000 and $155,000 at August 31, 2012, and May 31, 2012, respectively. Actual results could differ from those estimates.

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

The Company primarily generates revenues by providing and billing recurring cellular services and product sales. Cellular services include cellular airtime and other recurring services provided through a master distributor agreement with AT&T. Product sales include sales of cellular telephones, accessories, car and home audio products and services through the Company’s cellular and wholesale operations.

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

Stock-Based Compensation: We account for stock-based awards to employees in accordance with ASC 718, Compensation-Stock Compensation, (“ASC 718”) and for stock based awards to non-employees in accordance with ASC 505-50, Equity, Equity-Based Payments to Non-Employees (“ASC 505-50”). Under both ASC 718 and ASC 505-50, we use a fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. For share option instruments issued, compensation cost is recognized ratably using the straight-line method over the expected vesting period. The Company estimates the fair value of employee stock options on the date of grant using the Black-Scholes model. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors. The Company has elected to estimate the expected life of an award based on the SEC approved “simplified method”. We calculated our expected volatility assumption required in the Black-Scholes model based on an average of the two previous fiscal year’s daily historical volatility of our stock adjusted to exclude the top 10% daily high and low closing trading prices during the period measured. We will update these assumptions on at least an annual basis and on an interim basis if significant changes to the assumptions are warranted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We did not have any foreign currency hedges or other derivative financial instruments as of August 31, 2012. We did not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted in the United States and any sales to overseas clients are denominated in US dollars (“USD”); therefore, the Company is not subject to material foreign currency exchange rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, the Company conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer (the “Certifying Officers”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Certifying Officers concluded that, as of August 31, 2012, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of interim or annual financial statements will not be prevented or detected on a timely basis by the company’s internal controls. Management concluded the following control deficiency constituted a material weakness as of November 30, 2010. Subsequent to that date, the Company was able to remediate certain control deficiencies, but determined this identified area is still considered a material weakness as of August 31, 2012, due to certain control deficiencies that have not been alleviated, as of the date of this Report.

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

In fiscal year 2011, the Company completed all of the initial remediation steps listed above with the exception of implementing a third party sales tax processing system. The Company has been in discussions with several tax software companies and has reviewed different tax software packages to determine which application will work best with the Company’s business transactions, as well as determine which packages are financially feasible for the Company to implement. After further internal testing of the remediation steps completed to date, the Company determined certain steps have not been executed completely and continued to have control deficiencies. Additionally, as a result of the recent tax audit of PCI, certain issues were identified in the Company’s ability to compute and remit use taxes related to certain services that it purchases as well as other issues that were identified in the Company’s review and authentication of certain customer exemption forms. The Company is currently working on processes and procedures to fully revise and implement the remediation steps that had been previously identified and will focus on identifying additional remediation steps in an effort to resolve the material weaknesses in internal control over financial reporting as related to sales and use tax compliance matters. Due to the Company’s current financial condition, the Company has been unable to implement a sales tax calculation database but intends to do so as soon as practicable.

Changes in Internal Controls Over Financial Reporting

Other than the changes noted above related to the Company’s remediation efforts with respect to the material weaknesses it identified above, there was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the matters specifically described above, the Company is a party to other legal and regulatory proceedings and claims arising in the ordinary course of its business. While management does not believe that the Company’s liability with respect to any of these other matters is likely to have a material effect on its financial position or results of operations, legal proceedings are subject to inherent uncertainties and unfavorable rulings could have a material adverse impact on the Company’s business and results of operations.

Item 1A.  Risk Factors

There is substantial doubt as to our ability to continue as a going concern.

As of August 31, 2012, the Company has approximately $1,666,000 cash on hand, a working capital deficit of approximately $10,941,000 (primarily due to all of the Company’s debt being current at the close of the period, as further described herein below) and a related shareholders’ deficit of approximately $6,333,000. Included in the working capital deficit are debt obligations of approximately $9,740,000, including senior revolving credit debt of approximately $7,075,000 with Thermo Credit, LLC (“Thermo”) and real estate loans totaling approximately $2,665,000. Also included in this working capital deficit is approximately $1,818,000 of accrued sales and use tax obligations related to the results of a State of Texas (the “State”) tax audit of the Company’s wholly owned subsidiary, PCI, for the period January 2006 through October 2009, as well as an additional $323,000 of estimated tax liability related to similar tax issues that are believed to have continued beyond the current tax audit period (see Note 8 – “Accrued Expenses and Other Current Liabilities” and Note 9 – “Texas Sales and Use Tax Obligation” for further discussion of this sales tax liability). As discussed further below, the Company is dependent on raising additional debt and / or equity financing to resolve its current debt obligations and on receiving certain payment relief from the State related to the sales tax liability to maintain sufficient cash to continue operations over the next twelve months. The Company’s debt with Thermo was originally set to mature in January 2013. However, on February 21, 2012, the Company received a Notice of Borrowing Base Redetermination (the “Notice”) from Thermo, stating that it planned to revise the elements that comprised the Company’s Borrowing Base, and that the Company would then be significantly over-advanced on its loan facility. On March 8, 2012, Thermo withdrew and rescinded the Notice and the parties negotiated a compromise solution by entering into Waiver and Amendment No. 5 to the Loan and Security Agreement (“Amendment No. 5”) effective February 29, 2012. Thermo agreed to enter into Amendment No. 5, provided that the Company made a payment on the outstanding balance of the loan in the amount of $2,000,000 by March 14, 2012. Under the terms of Amendment No. 5, Thermo agreed to waive certain financial covenants and not accelerate collection of the Note through August 31, 2012, provided that certain financial performance targets were met by the Company for its fourth fiscal quarter ending May 31, 2012, and that the Company refinanced or was substantially through the process of refinancing its existing real estate loans, thereby providing Thermo with an additional $1,400,000 payment on the loan on or before July 15, 2012. Amendment No. 5 also terminated Thermo’s obligation to lend or advance any additional funds under the Loan Agreement. Although the Company made the required $2,000,000 cash payment on March 14, 2012, the Company did not meet all of the requirements under Amendment No. 5 during its fourth fiscal quarter ending May 31, 2012 and was not able to refinance its existing real estate loans and pay Thermo an additional $1,400,000 by July 15, 2012. However, on July 23, 2012, Thermo notified the Company that the August 31, 2012 maturity date was being accepted, but that no further extensions would be provided beyond this date. As a result of the recent sale of the Company’s two-way business (see Note 3 – “Discontinued Two-Way Operations” for more information on the sale of the two-way business), the Company was able to pay Thermo approximately $1,001,000 on August 14, 2012 in exchange for Thermo releasing its liens on the assets related to the two-way business. On September 10, 2012 the Company received a Formal Notice of Maturity (the “Letter”) from Thermo which notified the Company the revolving credit facility had matured by its terms on August 31, 2012, and therefore under the terms of the facility, Thermo had the right to demand payment for all obligations due and payable under the credit revolving facility by September 17, 2012. Thermo further reserved all rights and remedies available to it under the documents and agreements in connection with the revolving credit facility. Even though Thermo was reserving its rights under the agreement and revolving credit facility, the Letter did not constitute a notification to the Company that Thermo was commencing the exercise of any of its rights and remedies. As of the date of this Report, Thermo has not commenced any actions against the Company and is negotiating terms of settling this obligation with the Company and its prospective new senior lender.

The Company executed a term sheet with a prospective new lender on August 1, 2012 and is currently working with the lender through the due diligence process and the ongoing negotiations with Thermo. As of the date of this Report, the Company’s outstanding balance on the Thermo loan is approximately $7,022,000. Additionally, the Company’s real estate loans with East West Bank, a wholly owned subsidiary of East West Bancorp, and Jardine Capital Corporation initially matured on May 3, 2012. As of the date of this Report, East West Bank and Jardine Capital Corporation granted extensions through November 3, 2012 and October 15, 2012, respectively. The Company can provide no assurance that further extensions will be granted by either lender, but through the date of this Report neither lender has exercised any of its rights and remedies upon prior maturity dates. As of the date of this Report, the outstanding balance of the East West Bank and Jardine Capital Corporation debt totaled approximately, $2,101,000 and $542,000, respectively. The total debt outstanding combined with the Company’s previously reported fiscal year 2012 operating results and the issues identified in the sales tax audit of PCI have created challenges in securing new financing. The Company has been told by its prospective new senior lender that the new loan can be closed by late October 2012, if no additional matters are identified during diligence. The Company is not aware of any matters that would prevent it from closing on this new loan and anticipates this loan will provide sufficient proceeds to settle its debt with Thermo. The terms of this new loan, as outlined in the term sheet, contemplate a slightly higher cost of financing under the new loan as compared to the Company’s current loan with Thermo, but these terms will continue to be negotiated through the final loan documents. The Company can provide no assurance that it will be able to close this new loan or that it would be able to find an alternate lender to provide a similar amount of financing against the Company’s assets or that such financing will be sufficient to settle its obligation to Thermo. No assurance can be provided that Thermo will not take action against the Company and the underlying collateral until the Company can execute a new debt facility to pay off the Thermo debt. Furthermore, it is unlikely the Company will be able to refinance its current real estate debt until such time as its senior debt obligation with Thermo is settled and a new senior loan facility is in place, and no assurance can be provided that these lenders will not take action against the Company and the underlying real estate collateral. Further acceleration or collection actions taken by Thermo, either real estate lender or the State of Texas prior to the Company being able to secure the new financing would likely result in the Company being forced to seek protection from its creditors or turn over its collateral, which in the case of Thermo, collectively comprises all of the assets of the Company.

The Company has recorded total sales tax, interest and penalty charges of approximately $2,216,000 as a result of the State of Texas (the “State”) sales and use tax audit of PCI, as discussed above. In June 2012, the audit was completed and the Company was noticed that its sales and use tax obligation to the State, which was due and payable on July 23, 2012. Since the Company did not have the means to pay the entire tax obligation by that date, the Company petitioned the State for a redetermination hearing related to the PCI sales and use tax audit on July 9, 2012. The redetermination letter submitted to the State included a request for a repayment agreement and a waiver of penalty and interest among other items. In addition, on September 20, 2012, the Company submitted a formal compromise and payment agreement request to the State in an effort to forego the lengthy redetermination process and settle the sales tax obligation expeditiously. In this most recent request, the Company proposed the State to agree to reduce the total tax assessment including interest and penalty to $1,250,000 and grant thirty-six month repayment terms. As of the date of this Report, a final hearing date has not been set by the State and the Company is awaiting a response from the State related to its payment agreement request. The Company can provide no assurance the sales and use tax obligation will be reduced, a re-payment agreement will be executed or a waiver of penalty and interest will be granted by the State. Specifically, if a payment plan is not granted by the State as a result of the redetermination hearing or the payment agreement request, the Company would be unable to pay the tax obligation without securing additional debt financing which cannot be assured (see Note 8 – “Accrued Expenses and Other Current Liabilities” and Note 9 – “Texas Sales and Use Tax Obligation” for further discussion on the Texas sales and use tax audit accruals). Without new financing, the Company cannot meet its current financial obligations. As a result of the above conditions and in accordance with generally accepted accounting principles in the United States, there exists substantial doubt about the Company’s ability to continue as a going concern.

Due to uncertainty in the application and interpretation of applicable state sales tax laws, we may be exposed to additional sales tax liability.

Since October 2010, the State of Texas (the “State”) has been conducting a sales and use tax audit of the Company’s subsidiary, PCI, covering the period from January 2006 to October 2009. On March 27, 2012, the Company received a summary of the errors identified by the State auditor on selected billing statements and invoices, which further included computations of these errors extrapolated over the respective total billings and purchases for the audit period. Based on the information provided by the State, the Company recorded a sales and use tax liability of approximately $1,850,000, including approximately $443,000 in penalties and interest that were expected to be assessed by the State in its third quarter ending February 29, 2012 consolidated financial statements. On June 11, 2012, the Company received notice from the State the sales and use tax audit was complete. As a result of the final audit assessments provided by the State, the Company adjusted its sales and use tax liability related to the tax audit to reflect a total obligation of approximately $1,880,000, including approximately $466,000 in assessed penalties and interest. The sales and use tax assessed by the State, before penalties and interest, totaled approximately $1,414,000 for the tax audit period, and was comprised of approximately $6,000 of use tax related to fixed asset purchases, $126,000 of use tax due on various services purchased by the Company, $637,000 of under billed sales taxes related to cellular services billings and $645,000 of under billed sales taxes related to other billings. Based on the results of the recently completed Texas sales tax audit, the Company believes it may have additional financial exposure for certain periods following October 2009, the last month covered under the current sales tax audit, in the event that PCI is audited in the future by the State. Similar tax computations were applied to the Company’s cellular billings through November 2010, the point at which PCI made substantial system and process changes to correct these tax computations. Other sales and use tax issues have been identified during the course of the sales tax audit and were corrected at various dates thereafter.

The Company has estimated its potential sales and use tax exposure to be between $322,000 and $448,000, including estimated penalties and interest of approximately $48,000 and $63,000, respectively, through August 31, 2012. This estimate covers all periods following the completed sales tax audit period through the date that each identified tax issue was corrected by the Company. Since the Company cannot predict the outcome of a future sales tax audit, it has recorded the low end of the estimated loss in its consolidated financials as of August 31, 2012. The Company’s estimate of the low end of the range of potential liability considered only the errors identified in the completed sales tax audit whereas the high end of the range was estimated using a conservative application of sales tax rates on the majority of the cellular services billed from November 2010, the end of the recently completed audit period, through October 2011, the month that the identified tax issues were remediated by the Company. The actual liability, as a result of a future tax audit, could fall outside of our estimated range due to items that could be identified during an audit but not considered by us. The Company currently does not have sufficient cash on hand to pay the assessed tax obligation and has currently requested the State for a redetermination hearing. If the Company is successful in securing financing on the tax obligation, the assets of the Company will likely become subject to a tax lien, which could have the effect of limiting our ability to secure new financing. If the Company is not successful in obtaining a payment plan with the State and cannot secure new debt financing, the Company would likely be unable to meet its tax obligation and might be forced to seek protection from its creditors. Furthermore, the State of Texas has noticed the Company that the entity, Teletouch Communications, Inc., will be subject to a sales and use tax audit scheduled to begin on October 15, 2012 and will cover the period June 1, 2008 through May 31, 2012. This will include a sales and use tax audit of the Company’s two-way business and corporate purchases. The Company does not anticipate the audit to be as complex as the PCI audit since the two-way business had significantly fewer transactions than the PCI business units. The previous sales and use tax audit assessment for Teletouch Communications, Inc. was approximately $47,000, including $11,000 in penalties and interest and covered the period June 1, 2004 through May 31, 2008. As of the date of this Report, the Company cannot predict the outcome of the future Teletouch audit and the amount of a potential obligation cannot be reasonable estimated. In addition, Teletouch can provide no assurance the results of the upcoming audit will be similar to its previous sales tax audit.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not Applicable

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit
Number	Title of Exhibit
2.1	Asset Purchase Agreement dated August 11, 2012 (incorporated by reference from the 8-K filed with the SEC on August 16, 2012)
31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1	Certification pursuant to 1350, Chapter 63, Title 18 of United States Code
32.2	Certification pursuant to 1350, Chapter 63, Title 18 of United States Code
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 15, 2012	TELETOUCH COMMUNICATIONS, INC.

	By:	/s/ Robert M. McMurrey
Robert M. McMurrey Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Douglas E. Sloan
Douglas E. Sloan Chief Financial Officer (Principal Financial and Accounting Officer)

