Form 10-Q
period 2012-11-30
TELETOUCH COMMUNICATIONS INC
filed 2013-01-22
CIK 928659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2012

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

———————————-

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date: Common Stock, $0.001 par value, 48,742,335 shares at January 18, 2013.

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

ASSETS

	November 30,	May 31,
	2012	2012
CURRENT ASSETS:

Cash	$1,257	$1,973
Restricted cash-sale of discontinued two-way operations	42	-
Certificates of deposit-restricted	25	25
Accounts receivable, net of allowance of $132 at November 30, 2012 and $150 at May 31, 2012	2,163	2,296
Unbilled accounts receivable	1,540	1,785
Inventories, net of reserve of $255 at November 30, 2012 and $155 at May 31, 2012	1,165	836
Prepaid expenses and other current assets	502	738
Current assets held for sale	114	1,161
Total Current Assets	6,808	8,814

ASSETS HELD FOR SALE	-	736

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $4,794 at November 30, 2012 and $5,038 at May 31, 2012	2,064	2,124

INTANGIBLE ASSETS, net of accumulated amortization of $10,943 at November 30, 2012 and $10,602 at May 31, 2012	2,485	2,615

TOTAL ASSETS	$11,357	$14,289

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	November 30,	May 31,
	2012	2012
CURRENT LIABILITIES:

Accounts payable	$3,730	$4,402
Accrued expenses and other current liabilities	2,781	2,928
Accrued Texas sales and use tax obligation	-	1,880
Current debt obligation	9,655	10,932
Current portion of Texas sales and use tax obligation	695	-
Current portion of trademark purchase obligation	100	100
Deferred revenue	86	117
Current liabilities held for sale	-	117
Total Current Liabilities	17,047	20,476

LONG-TERM LIABILITIES:
Long-term Texas sales and use tax obligation, net of current portion	1,062	-
Long-term trademark purchase obligation, net of current portion	-	100
Total Long Term Liabilities	1,062	100

TOTAL LIABILITIES	18,109	20,576

COMMITMENTS AND CONTINGENCIES (NOTE 14)	-	-

SHAREHOLDERS' DEFICIT:
Common stock, $.001 par value, 70,000,000 shares authorized, 49,919,522 shares issued and 48,742,335 shares outstanding at November 30, 2012 and May 31, 2012	50	50
Additional paid-in capital	52,040	51,873
Treasury stock, 1,177,187 shares held at November 30, 2012 and May 31, 2012	(216)	(216)
Accumulated deficit	(58,626)	(57,994)
Total Shareholders' Deficit	(6,752)	(6,287)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$11,357	$14,289

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2012	2011	2012	2011

Operating revenues:
Service revenue	$3,411	$3,853	$7,134	$7,979
Product sales revenue	1,592	2,422	3,089	5,782
Total operating revenues	5,003	6,275	10,223	13,761

Operating expenses:
Cost of service (exclusive of depreciation and amortization included below)	671	941	1,340	1,945
Cost of products sold	1,675	2,395	3,154	5,767
Selling and general and administrative	2,466	4,167	5,097	7,151
Depreciation and amortization	222	332	446	612
Gain on settlement with AT&T (Note 4)	(119)	(10,000)	(277)	(10,000)
Loss on disposal of assets	29	-	29	-
Total operating expenses	4,944	(2,165)	9,789	5,475
Income from continuing operations	59	8,440	434	8,286

Interest expense, net	(374)	(523)	(778)	(1,050)

Income (loss) from continuing operations before income tax expense	(315)	7,917	(344)	7,236
Income tax expense	61	100	143	134
Income (loss) from continuing operations	(376)	7,817	(487)	7,102

Loss on sale of assets related to discontinued two-way operations	(48)	-	(158)	-
Income (loss) from discontinued two-way operations	-	(23)	28	(73)
Income tax expense from discontinued two-way operations	-	6	15	13
Loss from discontinued two-way operations	(48)	(29)	(145)	(86)

Net Income (loss)	$(424)	$7,788	$(632)	$7,016

Basic income (loss) per share applicable to common shareholders:
Continuing operations	$(0.01)	$0.16	$(0.01)	$0.14
Discontinued operations	$-	$-	$-	$-

Diluted income (loss) per share applicable to common shareholders:
Continuing operations	$(0.01)	$0.15	$(0.01)	$0.14
Discontinued operations	$-	$-	$-	$-

Weighted average shares outstanding:
Basic	48,742,335	48,739,368	48,742,335	48,739,184
Diluted	48,742,335	52,147,924	48,742,335	51,967,097

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	Novmeber 30,	Novmeber 30,
	2012	2011
Operating Activities:
Net income (loss)	$(632)	$7,016
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	464	661
Non-cash gain on forgiveness of trade payable obligation to AT&T	-	(5,000)
Non-cash compensation expense	167	291
Non-cash interest expense	33	65
Provision for losses on accounts receivable	125	200
Provision for inventory obsolescence	118	34
Loss on sale of assests related to discontinued two-way business	158	-
Loss on disposal of assets	29	-
Changes in operating assets and liabilities:
Accounts receivable	584	680
Settlement proceeds due from AT&T	-	(5,000)
Inventories	(322)	152
Prepaid expenses and other assets	263	123
Accounts payable	(672)	912
Accrued expenses and other current liabilities	(331)	1,193
Texas sales and use tax obligation	(150)	-
Deferred revenue	(35)	(87)
Net cash (used in) provided by operating activities	(201)	1,240

Investing Activities:
Purchases of property and equipment	(60)	(57)
Purchase of intangible asset	-	(4)
Restricted proceeds from sale of discontinued two-way operations	(42)	-
Proceeds from sale of assets	6	-
Proceeds from sale of two-way operations	1,169	-
Payments on Trademark License	(100)	(150)
Receipts from notes receivable	-	1
Net cash provided by (used in) investing activities	973	(210)

Financing Activities:
Payments on current debt	(1,277)	(836)
Proceeds from exercise on non-employee stock options	-	1
Deferred financing costs	(211)	-
Net cash used in financing activities	(1,488)	(835)

Net (decrease) increase in cash	(716)	195
Cash at beginning of period	1,973	2,239

Cash at end of period	$1,257	$2,434
Supplemental Cash Flow Data:
Cash payments for interest	$772	$985
Cash payments for income taxes	$211	$2
Non-Cash Transactions:
Forgiveness of loan origination fees	$-	$23

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

For over 48 years, Teletouch together with its predecessors has offered a comprehensive suite of telecommunications products and services including cellular, two-way radio, GPS-telemetry, wireless messaging and public safety equipment. As of November 30, 2012, the Company operated 8 “Hawk Electronics” branded in-line and free-standing stores and service centers in Texas. Teletouch’s wholly-owned subsidiary, Progressive Concepts, Inc. (“PCI”) is an Authorized Service Provider, billing agent and Exclusive Dealer of cellular voice, data and entertainment services though AT&T Mobility (“AT&T”) to consumers, businesses and government agencies and markets these services under the Hawk Electronics brand name. For over 28 years, PCI has offered various communication services on a direct bill basis and services 33,515 cellular subscribers as of November 30, 2012. PCI sells consumer electronics products and cellular services through its stores, Hawk-branded sub-agents stores, its own direct sales force and on the Internet at various sites, including its primary consumer-facing sites: www.hawkelectronics.com, www.hawkwireless.com and www.hawkexpress.com. The Company handles all aspects of the wireless customer relationship, including:

•	Initiating and maintaining all subscribers’ cellular and other service agreements;
•	Determining credit scoring standards and underwriting new account acquisitions;
•	Handling all billing, collections, and related credit risk through its own proprietary billing systems;
•	Providing all facets of real-time customer support, using a proprietary, fully integrated Customer Relationship Management (CRM) system through its own 24x7x365 capable call centers and the Internet.

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

The Company has applied retrospective adjustments for the three and six months ended November 30, 2011 to reflect the effects of the discontinued two-way operations that occurred during the three and six months ended November 30, 2012; therefore, revenue, costs and expenses of the discontinued two-way operations have been excluded from those respective captions and reported separately as discontinued operations in the Company’s consolidated statement of operations. Additionally, the assets and liabilities of the discontinued two-way operations have been classified as assets and liabilities held for sale and removed from specific line items on the consolidated balance sheets as of November 30, 2012 and May 31, 2012 (see Note 3 – “Discontinued Two-Way Operations” for more information on the sale of the Company’s two-way business).

Basis of Presentation: The consolidated financial statements include the consolidated accounts of Teletouch Communications, Inc. and our wholly-owned subsidiaries (collectively, the “Company” or “Teletouch”). Teletouch Communications, Inc. owns all of the shares of Progressive Concepts, Inc., a Texas corporation (“PCI”). PCI is the primary operating business of Teletouch. In October 2012, the Company merged Teletouch Licenses, Inc., a Delaware corporation (“TLI”) and Visao Systems, Inc., a Delaware corporation (“Visao”) out of existence and into Teletouch Communications, Inc. TLI was a company formed for the express purpose of owning all of the FCC licenses utilized by Teletouch to operate its two-way radio network. Following the sale of the two-way radio business on August 11, 2012 and the related transfer of all of the Company’s remaining FCC licenses to the buyer, TLI remained a shell company with no other operations until the merger with Teletouch Communications, Inc. in October 2012. Visao was a company formed to develop and distribute the Company’s telemetry products, which as of the date of this Report are no longer being sold. Visao was maintained as a shell company with no operations until the merger with Teletouch Communications, Inc., in October 2012. All significant intercompany accounts and transactions have been eliminated in consolidation.

Financial Condition and Going Concern Discussion: As of November 30, 2012, the Company has approximately $1,257,000 cash on hand, a working capital deficit of approximately $10,239,000 (primarily due to all of the Company’s debt being current at the close of the period, as further described herein below) and a related shareholders’ deficit of approximately $6,752,000. Included in the working capital deficit are debt obligations of approximately $9,655,000, including senior revolving credit debt of approximately $7,022,000 with Thermo Credit, LLC (“Thermo”) and real estate loans totaling approximately $2,633,000. Also included in this working capital deficit is the current portion of a Texas sales and use tax obligation totaling approximately $695,000 related to the results of a State of Texas (the “State”) tax audit of the Company’s wholly owned subsidiary, PCI, for the period January 2006 through October 2009, as well as an additional $335,000 of estimated tax liability related to similar tax issues that are believed to have continued beyond the current tax audit period (see Note 9 – “Accrued Expenses and Other Current Liabilities,” Note 10 – “Texas Sales and Use Tax Obligation” and Note 19 “Subsequent Event” for further discussion of this sales tax liability). As discussed further below, the Company is dependent on raising additional debt and / or equity financing to resolve its current debt obligations to maintain sufficient cash to continue operations over the next twelve months.

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

Additionally, the Company’s real estate loans with East West Bank, a wholly owned subsidiary of East West Bancorp, and Jardine Capital Corporation initially matured on May 3, 2012. As of the date of this Report, East West Bank and Jardine Capital Corporation granted extensions through February 3, 2013 and January 30, 2013, respectively. The Company can provide no assurance that further extensions will be granted by either lender, but through the date of this Report neither lender has exercised any of its rights and remedies upon prior maturity dates. As of the date of this Report, the outstanding balance of the East West Bank and Jardine Capital Corporation debt totaled approximately, $2,077,000 and $537,000, respectively.

The total debt outstanding combined with the Company’s previously reported fiscal year 2012 operating results and the issues identified in the sales tax audit of PCI have created challenges in securing new financing. The Company previously reported that its new loan facility would close by late October 2012, but due to continuing negotiations between the Company, Thermo and its prospective new senior lender, the Company cannot estimate when or if this loan can be closed. Aside from negotiating acceptable settlement terms with Thermo, the Company is not aware of any other matters that would prevent it from closing on this new loan. The terms of this new loan, as outlined in the term sheet, contemplate a slightly higher cost of financing under the new loan as compared to the Company’s current loan with Thermo, but these terms will continue to be negotiated through the final loan documents. The Company can provide no assurance that it will be able to close this new loan or that it would be able to find an alternate lender to provide a similar amount of financing against the Company’s assets or that such financing will be sufficient to settle its obligation to Thermo. No assurance can be provided that Thermo will not take action against the Company and the underlying collateral until the Company can execute a new debt facility to pay off the Thermo debt. Further, it is unlikely the Company will be able to refinance its current real estate debt until such time as its senior debt obligation with Thermo is settled and a new senior loan facility is in place, and no assurance can be provided that these lenders will not take action against the Company and the underlying real estate collateral. Further acceleration or collection actions taken by Thermo or either real estate lender prior to the Company being able to secure the new financing would likely result in the Company being forced to seek protection from its creditors or turn over its collateral, which in the case of Thermo, collectively comprises all of the assets of the Company.

During fiscal year 2012 and through November 30, 2012, the Company has recorded total sales tax, interest and penalty charges of approximately $2,242,000 ($1,907,000 related to the completed audit and $335,000 accrued for similar issues that continued after the audit period) as a result of the State of Texas (the “State”) sales and use tax audit of PCI, as discussed above. In June 2012, the sales and use tax audit of PCI for the periods covering January 1, 2006 through October 31, 2009 was completed and the Company was noticed that its sales and use tax obligation to the State was due and payable on July 23, 2012. Since the Company did not have the means to pay the entire tax obligation by that date, the Company petitioned the State for a redetermination hearing related to the PCI sales and use tax audit on July 9, 2012. The redetermination letter submitted to the State included a request for a re-payment agreement and a waiver of penalty and interest among other items. In addition, on September 20, 2012, the Company submitted a formal compromise and payment agreement request to the State in an effort to forego the lengthy redetermination process and settle the sales tax obligation expeditiously. In this request, the Company proposed the State to agree to reduce the total tax assessment including interest and penalty to $1,250,000 and grant thirty-six month repayment terms. On January 7, 2013, the Company and the State executed a settlement agreement, whereby the Company agreed to settle its approximately $1,911,000 tax liability, which included penalties and interest assessed through January 3, 2013 of approximately $498,000, by making a series of payments to the State totaling approximately $1,414,000, which is the amount of sales and use tax assessed for the tax audit period excluding all penalties and interest (see Note 19 – “Subsequent Event” for more information on the sales tax settlement agreement with the State).

The Company has been advised by counsel that it can seek recovery of taxes that were not billed or collected from its customers and suppliers beginning in January 2006 and intends to make every reasonable effort to pursue the collection of such taxes. Based on a detailed review of all currently available cellular billings from August 2006 through October 2009, and a review of certain equipment sales invoices from January 2006 through October 2009, the Company has determined the total unbilled and uncollected sales tax is approximately $1,785,000 that the Company will pursue for recovery. There can be no assurance that the Company’s recovery efforts will be successful, nor can the Company estimate an amount of recovery expected from such efforts at this time.

The Company has been focused on improving its operating results to attract new lenders to the Company since it became aware of Thermo’s intent to accelerate the Company’s senior debt earlier in calendar year 2012. Excluding the $10,000,000 gain and other operating expenses of approximately $1,400,000 related to management bonuses awarded as a result of the settlement with AT&T in November 2011, the Company was successful in improving its underlying operating results from its continuing operations in the three and six months ended November 30, 2012 compared to the same period from the prior fiscal year. This is primarily the result of price increases implemented on certain services and fees billed to the Company’s cellular subscriber base in the fourth quarter of fiscal year 2012, intentional cost reduction measures taken in all areas of the Company and limits imposed on the number of subsidized handsets sold to new and existing cellular subscribers. Along with the closing of four Hawk branded stores in June 2012 and the sale of the two-way business in August 2012, these actions are part of the Company’s overall strategic plan to transition the business away from its declining cellular services business to a focus on large scale wholesale distribution of cellular phones and accessories. This transition to a new business model has been slowed by the Company’s lack of available working capital to invest in the additional inventory and other resources required to improve sales and margins in the wholesale business. The Company is continuing to see erosion in cellular services revenues and profits due to continued losses of subscribers while it is incurring the added costs of activating new cellular subscribers and upgrading existing subscribers to new phones to keep them as customers to maintain as many cellular subscribers as it can during the remaining term of its distribution agreement with AT&T (agreement expires November 2014). Due to the greatly increased subsidies required by offering the iPhone, subscribers choosing to activate an iPhone have a higher cost of acquisition, requiring a longer time to become profitable to the Company.

The Company’s plan is to enhance and expand its wholesale distribution business to improve profitability of the Company. Although the Company was successful in securing a variety of key supplier relationships, including distribution agreements with TCT Mobile Multinational, Limited and Unimax Communications, Inc. to sell and distribute their respective cellular handsets, to date, the Company has not achieved the sales growth it expected from any of the new product lines primarily due to increased market competition and customers delaying and reducing their purchasing volumes, which the Company believes is directly related to current economic conditions. The Company still believes the recent hiring of key personnel with experience in large scale cellular equipment distribution will help provide a solid foundation upon which to expand the Company’s wholesale business once the Company can determine the correct product mix and pricing to generate the profits it expects and needs to earn in the wholesale cellular electronics and car audio markets. The Company’s current emphasis is on finding wholesale products that will maximize its profits quickly and support large volume distribution. However, to be successful, the Company must solve its current liquidity issues and secure a new lender that is capable of providing the necessary financing to fund the additional inventory and extension of credit that will be required to grow the wholesale distribution business. No assurance can be provided the Company will be able to increase sales or margins in its wholesale business as a result of any of the distribution agreements it has secured even if the appropriate working capital is made available to the Company. Nor can there be any assurance provided that the wholesale business units can be grown quickly enough to provide sufficient earnings to offset the expected loss of earnings from the cellular business. Therefore, with new financing in place, the Company will be prepared to continue to reduce costs to the levels necessary to meet its financial obligations as they come due. Without new financing, the Company cannot meet its current financial obligations.

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

Certificates of Deposit-Restricted: From time to time, the Company is required to issue a standby letter of credit to a supplier to secure a credit line extended to the Company. In these instances, funds are deposited into a certificate of deposit and the bank issues a standby letter of credit to the supplier’s benefit. All such funds are reported as restricted funds until such time as the supplier releases its rights under the letter of credit. As of November 30, 2012 and May 31, 2012, the Company had $25,000 of cash certificates of deposit securing a standby letter of credit with a corporate credit card provider.

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

Accounts receivable are presented net of an allowance for doubtful accounts of $132,000 and $150,000 at November 30, 2012 and May 31, 2012, respectively. Based on the information available, management believes the allowance for doubtful accounts as of those periods are adequate; however, actual write-offs may exceed the recorded allowance.

The Company evaluates its write-offs on a monthly basis. The Company determines which accounts are uncollectible, and those balances are written-off against the Company’s allowance for doubtful accounts.

Reserve for Inventory Obsolescence: Inventories are stated at the lower of cost (primarily on a moving average basis), which approximates actual cost determined on a first-in, first-out (“FIFO”) basis, or fair market value and are comprised of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors including recent sales trends, industry market conditions and economic conditions. In assessing the reserve, management also considers price protection credits the Company expects to recover from its vendors when the vendor cost on certain inventory items is reduced shortly after the purchase of the inventory by the Company. In addition, management establishes specific valuation allowances for discontinued inventory based on its prior experience liquidating this type of inventory. Through the Company’s wholesale and internet distribution channel, it is successful in liquidating the majority of any inventory that becomes obsolete. The Company has many different cellular handset, accessory and other electronics suppliers, all of which provide reasonable notification of model changes, which allows the Company to minimize its level of discontinued or obsolete inventory. Inventories are presented net of a reserve for obsolescence of $255,000 and $155,000 at November 30, 2012 and May 31, 2012, respectively. Actual results could differ from those estimates.

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

Indefinite Lived Intangible Assets: The Company’s only indefinite lived intangible asset is a purchased perpetual trademark license. In May 2010, Progressive Concepts, Inc., purchased a perpetual trademark license to use the trademark “Hawk Electronics” (see Note – 12 “Trademark Purchase Obligation” for additional discussion). Since it has been determined the trademark license has an indefinite useful life, the carrying value of the trademark license is not amortized over a specific period of time but instead is tested for impairment at least annually in accordance with the provisions of ASC 350.

The Company evaluated PCI’s perpetual trademark license asset at May 31, 2012, in accordance with ASC 350 and determined the fair value of the license exceeded its carrying value; therefore, no impairment was recorded. The fair value of the perpetual trademark license was based upon the discounted estimated future cash flows of the Company’s cellular business which is the primary beneficiary of the Hawk brand. No changes have occurred in the business during the three or six months ended November 30, 2012 that indicated any impairment of the perpetual trademark license. The Company will continually evaluate whether events and circumstances occur that would no longer support an indefinite life for its perpetual trademark license.

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

AT&T distribution agreements and subscriber bases	1-13 years
GSA and TXMAS contracts	5 years
Loan origination fees	Term of loan

The Company defers certain direct costs in obtaining loans and amortizes such amounts using the straight-line method over the expected life of the loan, which approximates the effective interest method.

As of November 30, 2012, the most significant intangible asset remaining is the AT&T distribution agreement and subscriber base. The AT&T cellular distribution agreement subscriber base asset will be amortized through November 30, 2014, which is the expiration of the distribution agreement under the terms of the Third Amendment to the Distribution Agreement (see Note 5 – “Relationship With Cellular Carrier” for further discussion on the settlement of the litigation with AT&T and the resulting amended distribution agreement). Amortization expense over the 24 months remaining under the current term of the AT&T distribution agreement will be approximately $57,000 per month.

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

The Company’s review of the carrying value of its tangible long-lived assets at November 30, 2012 and May 31, 2012 indicates the carrying value of these assets will be recoverable through estimated future cash flows. If the cash flow estimates, or the significant operating assumptions upon which they are based change in the future, the Company may be required to record impairment charges related to its long-lived assets.

Prepaid expenses and other current assets: The Company records certain expenses that are paid for in advance of their use or consumption as a current asset on the Company’s consolidated balance sheets.

The components of prepaid expenses and other current assets at November 30, 2012 and May 31, 2012 are as follows (in thousands):

	November 30,	May 31,
	2012	2012

Prepaid Dallas Cowboy's suite lease expense	$83	$185
Prepaid legal fees	6	42
Prepaid insurance premiums	137	201
Investor relations expense	4	86
Security deposits	67	79
Deposits on order for cellular phone inventory	111	-
Other	94	145
Total prepaid expenses and other current assets	$502	$738

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

Provision for Income Taxes: The Company accounts for income taxes in accordance with ASC 740, Income Taxes, (“ASC 740”) using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences, net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods. As of November 30, 2012 and May 31, 2012, the Company has recorded a valuation allowance against the full amount of its net deferred tax assets. The Company will continue to evaluate its financial forecast to determine if a portion of its deferred tax assets can be realized in future periods. When the Company is charged interest or penalties related to income tax matters, the Company records such interest and penalties as interest expense in the consolidated statement of operations.

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

Financial Instruments: The Company’s financial instruments consists of certificates of deposit-restricted, accounts receivable, accounts payable and debt. Management believes the carrying value of the certificates of deposit-restricted, accounts receivable and accounts payable are considered to be representative of their respective fair values due to the short-term nature of these instruments. Since the borrowing rates associated with the Company’s current debt do not differ from market rates used for similar bank borrowings, managements also believes its current debt approximates its fair value. At November 30, 2012, the Company’s current debt was $9,655,000. Current debt is classified as a Level 2 item within the fair value hierarchy found under the guidance of ASC 820 Fair Value Measurements and Disclosures.

Advertising and Pre-opening Costs: Labor costs, costs of hiring and training personnel and certain other costs relating to the opening of any new retail or service center locations are expensed as incurred. Additionally, advertising costs are expensed as incurred and are occasionally partially reimbursed based on various vendor agreements. Advertising and promotion costs were $29,000 and $94,000 for the three months ended November 30, 2012 and November 30, 2011, respectively and $74,000 and $ 172,000 for the six months ended November 30, 2012 and November 30, 2011, respectively. Advertising reimbursements are accrued when earned and committed to by the Company’s vendor and are recorded as a reduction to advertising cost in that period.

Stock-based Compensation: At November 30, 2012, the Company had two stock-based compensation plans (both of which were expired) for employees and non-employee directors, which authorize the granting of various equity-based incentives including stock options and stock appreciation rights.

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

Cash flows resulting from excess tax benefits are classified as a financing activity. Excess tax benefits are realized from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits as a result of any exercises of stock options in the six months ended November 30, 2012 and November 30,2011.

To estimate the fair value of its stock options, the Company uses the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option pricing model. The Company has determined that the best measure of expected volatility is based on an average of the previous two fiscal year’s historical daily volatility of the Company’s common stock adjusted to exclude the top 10% high and low closing trading prices during each period measured. Historical volatility factors utilized in the Company’s Black-Scholes computations for options issued in the six months ended November 30, 2012 was 63.45% and was 72.58% for the options issued in the six months ended November 30, 2011. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107 with the continued use of this method extended under the provisions of Staff Accounting Bulletin No. 110. Under this formula, the expected term is equal to: ((weighted-average vesting term + original contractual term)/2). The expected term used by the Company as computed by this method for options issued in the six months ended November 30, 2012 and 2011 was 5.0 years. The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for options issued in the six months ended November 30, 2012was 0.62% and ranged from 0.91% to 1.60% for the options issued in the six months ended November 30, 2011. Dividend yield is zero for these options as the Company does not expect to declare any dividends on its common shares in the foreseeable future.

In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption.  The Company has estimated an annualized forfeiture rate of 0.0% for the stock options granted to senior management and the Company’s directors in the six months ended November 30, 2012 and November 30, 2011. The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

Options exercisable at November 30, 2012 and May 31, 2012 totaled 7,091,486 and 6,234,986, respectively. The weighted-average exercise price per share of options exercisable at November 30, 2012 and May 31, 2012 was $0.31 and $0.29, respectively with remaining weighted-average contractual terms of approximately 6.2 years and 6.3 years as of November 30, 2012 and May 31, 2012, respectively.

The weighted-average grant date fair value of options granted during the six months ended November 30, 2012 and November 30, 2011 was $0.20 and $0.31, respectively.

At November 30, 2012, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $11,000, which will be amortized over the weighted-average remaining requisite service period of 1.5 years.

Income (loss) Per Share: In accordance with ASC 260, Earnings Per Share, basic income (loss) per share (“EPS”) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding including any dilutive securities outstanding. At November 30, 2012 the Company’s outstanding common stock options totaled 7,174,820 and were not included in the computation of diluted earnings per share due to their antidilutive effect as a result of the net loss incurred for the three and six months ended November 30, 2012. At November 30, 2011, the Company’s outstanding common stock options totaled 6,403,651. For the three and six months ended November 30, 2011, 3,408,556 and 3,227,913 common stock options were dilutive securities, respectively and were included in the diluted earnings per share calculation due to the Company’s market price of its common stock at November 30, 2011 exceeding the options’ exercise price.

Recently Issued Accounting Standards: The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. To be consistent with the guidance found under ASU 2011-08,Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, ASU 2012-02 is intended to simplify impairment testing for indefinite-lived intangible assets other than goodwill by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. Under the amended rule, a company will not be required to calculate the fair value of a business that contains recorded indefinite-lived intangible assets other than goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that business is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative impairment test that exists under current GAAP must be completed; otherwise, the indefinite-lived assets other than goodwill are deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended impairment guidance does not affect the manner in which a company estimates fair value. This new standard is effective for the Company beginning June 1, 2013.

NOTE 3 – DISCONTINUED TWO-WAY OPERATIONS

On August 11, 2012, Teletouch and DFW Communications, Inc. (“DFW”) entered into an Asset Purchase Agreement (the “APA”), where the Company agreed to sell, assign, transfer and convey to DFW substantially all of the assets of the Company associated with the two-way radio and public safety equipment business, such assets including, among other things, certain related accounts receivable; inventory; fixed assets (e.g. fixtures, equipment, machinery, appliances, etc.); supplies used in connection with the business; the Company’s leases, permits and titles, including certain FCC licenses held by the Company; and DFW also assumed certain obligations, permits and contracts related to the Company’s business. Subject to certain working capital adjustments, DFW agreed to pay, at closing, as consideration for the assets of the Company an amount in cash equal to approximately $1,469,000, $168,000 of which was allocated to certain designated suppliers’ payments and $300,000 of which was allocated to real estate and goodwill. The parties to the APA further designated approximately $767,000 for working capital purposes, such amount consisting of, among other things, aged accounts receivable and inventory as of the effective date of the APA. This includes a working capital adjustment provision that provides for no more than $200,000 of post-close working capital adjustments to be charged to the Company in the event of any material accounts receivable or inventory deficits. As of November 30, 2012, the Company recorded an approximately $44,000 working capital chargeback due to the non-collection of certain outstanding accounts receivable, which were sold to DFW under the APA. The Company is currently working with DFW in an effort to collect on the past due accounts receivable balances and minimize the working capital chargeback going forward.

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

Summary results for the two-way operations are reflected as discontinued operations in the Company’s consolidated statement of operations for the three months and six months ended November 30, 2012 and 2011 and are as follows:

(dollars in thousands)	Three months ended		Six months ended
	November 30,		November 30,
	2012	2011	2012	2011
Operating revenues	$-	$1,705	$1,398	$4,638
Loss on sale of assets related to discontinued two-way operations	$(48)	$-	$(158)	$-
Income (loss) from discontinued two-way operations	-	(23)	28	(73)
Income tax expense from discontinued two-way operations	-	6	15	13

Net loss from discontinued two-way operations	$(48)	$(29)	$(145)	$(86)

As of November 30, 2012, the Company’s real estate located in Tyler, Texas related to the discontinued two-way operations is classified as a current asset held for sale on the Company’s consolidated balance sheet. The Company anticipates the sale of the real estate to be finalized by the end of February 2013. The carrying value of the real estate held for sale at November 30, 2012 is approximately $114,000.

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

Restricted Cash: The restricted cash related to the sale of the discontinued two-way operations is a result of cash received subsequent to sale the two-way business on August 11, 2012 for the payment of certain accounts receivables DFW purchased under the APA as well as the working capital chargeback related to the non-collection of certain outstanding accounts receivables that were sold to DFW. The amount owed to DFW was partially offset by operating expenses the Company paid on behalf of DFW subsequent to the sale transaction. Under the APA, the Company is obligated to reimburse DFW for such amounts and as of November 30, 2012, the restricted cash associated with the sale of the discontinued two-way business is approximately $42,000.

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

The $5,000,000 cash payment was received from AT&T on December 1, 2011. The entire $10,000,000 of initial consideration comprised of the $5,000,000 cash payment and $5,000,000 forgiveness of PCI’s oldest unpaid obligations to AT&T related to AT&T’s percentage of PCI’s monthly cellular billings was recorded in operating income on the Company’s consolidated statement of operations for the three and six months ended November 30, 2011 under the caption “Gain on settlement with AT&T.” In addition, for the cellular subscribers that transferred from PCI to AT&T since the agreement was executed in November 2011, the Company has recorded the fees it earns for those lost subscribers under the caption “Gain on the settlement with AT&T” for the three and six months ended November 30, 2012.

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

As a result of the settlement and release agreement and the execution of the Third Amendment to the Distribution Agreement on November 23, 2011, the Company’s current and prior distribution agreements with AT&T were consolidated and renewed or extended for three (3) years allowing PCI to again activate new subscribers and provide many of the previously withheld wireless services and products, including the iPhone. The distribution agreement permits the Company to offer AT&T cellular phone service with identical pricing characteristics to AT&T and provide billing customer services to its customers on behalf of AT&T in exchange for certain predetermined compensation and fees, which are primarily in the form of a revenue sharing of the core wireless services the Company bills on behalf of AT&T. In addition, the Company bills the same subscribers several additional services that it offers and retains all revenues and gross margins related to those services. Under the distribution agreement, the Company is responsible for all of the billing and collection of cellular charges from its customers and remains liable to AT&T for pre-set percentages of all AT&T related cellular service customer billings. The current distribution agreement expires on November 30, 2014.

Because of the volume of business transacted with AT&T, as well as the revenue generated from AT&T services, there is a significant concentration of credit and business risk involved with having AT&T as a primary vendor.

The Company reports its revenues related to the AT&T services on a net basis in accordance with ASC 605-45 as follows (in thousands):

	Three Months Ended		Six Months Ended
	Novmeber 30,	Novmeber 30,	Novmeber 30,	Novmeber 30,
	2012	2011	2012	2011

Gross billings	$6,857	$8,115	$14,245	$16,728
Net revenue adjustment (revenue share due to AT&T)	(3,446)	(4,262)	(7,111)	(8,749)
Service revenue, as reported	$3,411	$3,853	$7,134	$7,979

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

NOTE 6 – INVENTORY

The following table lists the cost basis of inventory by major product category and the related reserves for inventory obsolescence at November 30, 2012 and May 31, 2012 (in thousands):

	November 30, 2012			May 31, 2012
	Cost	Reserve	Net Value	Cost	Reserve	Net Value

Phones and related accessories	$1,182	$(189)	$993	$700	$(94)	$606
Automotive products	226	(62)	164	273	(55)	218
Other	12	(4)	8	18	(6)	12
Total inventory and reserves	$1,420	$(255)	$1,165	$991	$(155)	$836

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment at November30, 2012 and May 31, 2012 consisted of the following (in thousands):

	November 30, 2012	May 31, 2012

Land	$774	$774
Buildings and leasehold improvements	2,577	2,848
Office and computer equipment	2,772	2,766
Signs and displays	700	712
Other	35	62
	$6,858	$7,162
Less:
Accumulated depreciation	(4,794)	(5,038)

Total property and equipment	$2,064	$2,124

Depreciation expense related to property and equipment was $55,000 and $54,000 for the three months ended November 30, 2012 and 2011, respectively and $107,000 and $106,000 for the six months ended November 30, 2012 and 2011, respectively.

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method. The following table contains the property and equipment by estimated useful life, net of accumulated depreciation as of November 30, 2012 (in thousands):

	Less than	3 to 4	5 to 9	10 to 14	15 to 19	20 years	Total Net
	3 years	years	years	years	years	and greater	Value
Buildings and leasehold improvements	$6	$32	$52	$1	$973	$-	$1,064
Office and computer equipment	163	19	17	-	-	-	199
Signs and displays	7	1	4	-	-	-	12
Other	15	-	-	-	-	-	15
Land (no depreciation)	-	-	-	-	-	774	774
	$191	$52	$73	$1	$973	$774	$2,064

NOTE 8 – INTANGIBLE ASSETS

The following is a summary of the Company’s intangible assets as of November 30, 2012 and May 31, 2012, excluding goodwill (in thousands):

	November 30, 2012			May 31, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value
Definite lived intangible assets:
Wireless contracts and subscriber bases	$10,277	$(8,915)	$1,362	$10,277	$(8,575)	$1,702
PCI marketing list	1,235	(1,235)	-	1,235	(1,235)	-
Loan origination fees	827	(616)	211	616	(616)	-
Government Services Administration contract	15	(6)	9	15	(5)	10
Texas Multiple Award Schedule contract	4	(1)	3	4	(1)	3
Internally developed software	170	(170)	-	170	(170)	-
Total amortizable intangible assets	12,528	(10,943)	1,585	12,317	(10,602)	1,715

Indefinite lived intangible assets:
Perpetual trademark license agreement	900	-	900	900	-	900

Total intangible assets	$13,428	$(10,943)	$2,485	$13,217	$(10,602)	$2,615

Total amortization expense for the three months ended November 30, 2012 and 2011 was approximately $167,000 and $278,000, respectively and $339,000 and $506,000 for the six months ended November 30, 2012 and 2011, respectively.

NOTE 9– ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of (in thousands):

	November 30,	May 31,
	2012	2012

Accrued payroll and other personnel expense	$329	$449
Accrued state and local taxes	549	551
Texas sales and use tax audit accrual	335	311
Unvouchered accounts payable	1,163	1,003
Customer deposits payable	188	218
Other	217	396
Total	$2,781	$2,928

Texas Sales and Use Tax Audit Accrual

Based on the results of the current Texas sales tax audit of PCI (see Note 10 – “Texas Sales and Use Tax Obligation” for further discussion), the Company believes it has additional financial exposure for certain periods following October 2009, the last month covered under the current sales tax audit, in the likely event that PCI is audited in the future by the State. Similar tax computations were applied to the Company’s cellular billings through November 2010, the point at which PCI made substantial system and process changes to correct these tax computations. Other sales and use tax issues which were identified during the course of the current sales tax audit and have either been fully corrected or are in the process of being corrected by the Company.

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

The Company has estimated its potential sales and use tax exposure for the periods that have not been audited by the State to be between $335,000 and $458,000, including estimated penalties and interest of approximately $52,000 and $66,000, respectively, through November 30, 2012. This estimate covers all periods following the completed sales tax audit period through the date that each identified tax issue was substantially corrected by the Company. Since the Company cannot predict the outcome of a future sales tax audit, it has recorded the low end of the estimated loss in its consolidated financials as of November 30, 2012. The Company’s estimate of the low end of the range of potential liability considered only the errors identified in the current sales tax audit whereas the high end of the range was estimated using a conservative application of sales tax rates on the majority of the cellular services billed from November 2009, the end of the current audit period, through October 2010, the month that the identified tax issues were remediated by the Company. The actual liability, as a result of a future tax audit, could fall outside of our estimated range due to items that could be identified during an audit but not considered by us.

On January 15, 2013, the Company was noticed by the State of Texas that it was preparing for a sales and use tax audit of PCI for the periods beginning November 2009 and forward, but as of the date of this Report this audit has not started.

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

Since the Company could not pay the entire tax obligation by July 23, 2012, the Company petitioned the State on July 9, 2012 for a redetermination hearing related to PCI’s sale sales and use tax audit. In the redetermination letter submitted to the State, the Company had requested the State to review questionable audit transactions where the Company believed it was due a possible tax refund or credit adjustment. In addition, the Company had requested the State to provide repayment assistance due to the Company’s current financial condition and limited working capital. Furthermore, the Company had requested a waiver of penalty and interest that has been imposed by the State. On September 20, 2012, the Company submitted a formal compromise and payment agreement request to the State in an effort to forego the lengthy redetermination process and settle the sales tax obligation expeditiously. The Company requested that the State reduce the total tax assessment including interest and penalty to $1,250,000 and grant thirty-six month repayment terms for this obligation. On January 7, 2013, the Company and the State executed a settlement agreement, whereby the Company agreed to settle its approximately $1,911,000 tax liability, which included penalties and interest assessed through January 3, 2013 of approximately $498,000, by making a series of payments to the State totaling approximately $1,414,000, which is the amount of sales and use tax assessed for the tax audit period excluding all penalties and interest. Through November 30, 2012, the Company has voluntarily paid $150,000 to the State against this tax liability and as part of the settlement the State has agreed to apply those payments against the total tax liability. Following the payment terms described in the tax settlement agreement, the accrued $1,757,000 sales and use tax audit obligation has been reclassified as a current obligation of $695,000 and long-term obligation of $1,062,000 (including a contingent penalty and interest obligation of $493,000) on the Company’s consolidated balance sheet as of November 30, 2012 (see Note 19 – “Subsequent Event” for more information on the sales tax settlement agreement with the State).

NOTE 11 – CURRENT DEBT

Current debt at November 30, 2012 and May 31, 2012 consists of the following (in thousands):

	November 30,	May 31,
	2012	2012
Thermo revolving credit facility	$7,022	$8,233
East West Bank (formerly United Commerical Bank)	2,092	2,147
Jardine Capital Corporation bank debt	541	552
Total current debt	$9,655	$10,932

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

On August 1, 2012, the Company executed a term sheet with a potential new debt lender and is currently working with the lender through the due diligence process. Previously, the Company reported it expected to close this new debt facility by October 2012, but due to continued negotiations between this new lender and Thermo, the Company cannot estimate when or if this new loan will close.

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

As of November 30, 2012, the Company’s outstanding balance on the Thermo loan was approximately $7,022,000.

East West Bank Debt (formerly United Commercial Bank): Effective May 3, 2007, the Company entered into a loan agreement with United Commercial Bank, which was subsequently acquired by East West Bank, (the “East West Debt”) to refinance previous debt in the amount of $2,850,000 at May 31, 2007. Under the agreement, the East West Debt required monthly payments of $15,131 and bore interest at the prime rate as published in the Wall Street Journal. The East West Debt matured on May 3, 2012 and the Company was noticed in the second quarter of fiscal year 2012 the East West Debt would not be renewed. Subsequently, East West Bank granted an initial extension of the debt maturity through August 3, 2012 and granted a second extension through November 3, 2012. On November 27, 2012, East West Bank granted a third extension on the maturity of the debt through February 3, 2012 and changed the terms of the loan agreement. Effective November 3, 2012, the interest rate under the agreement was amended from a variable rate to a fixed rate at 7% and required two monthly payments of $19,283.18 each. The Company has not been able to secure new financing against its real estate and believes that this will not be possible until it secures new senior debt financing and settles its debt with Thermo. The Company cannot assure such financing can be secured or that any new financing will be on terms favorable to the Company. In addition, the Company can provide no assurance that East West Bank will extend the current maturity date or that any such extensions will allow a sufficient amount of time for the Company to secure the new real estate financing.

The East West Debt is collateralized by a first lien on the Company’s corporate office building, the excess land adjacent to that building and a billboard in Fort Worth, Texas owned by the Company. As of November 30, 2012, approximately $2,092,000 was outstanding under this loan with East West Bank.

Jardine Bank Debt: Effective May 3, 2007, the Company entered into a loan agreement with Jardine Capital Corp. (the “Jardine Bank Debt”) to refinance previous debt in the amount of $650,000. The Jardine Bank Debt requires monthly payments of $7,705, bears interest at 13% and matured on May 3, 2012. The Company was noticed in the second quarter of fiscal year 2012 the Jardine Bank Debt would not be renewed. Subsequently, Jardine Capital granted an initial extension of the debt maturity through August 3, 2012 and granted a second extension through October 15, 2012. On October 17, 2012, Jardine Capital granted a third extension of the debt maturity through January 30, 2013 with no changes in the terms under the original agreement. The Company has not been able to secure new financing against its real estate and believes that this will not be possible until it secures new senior debt financing and settles its debt with Thermo. The Company cannot assure such financing can be secured or that any new financing will be on terms favorable to the Company. In addition, the Company can provide no assurance that Jardine Bank will extend the current maturity date or that any such extensions will allow a sufficient amount of time for the Company to secure the new real estate financing.

The Jardine Bank Debt is collateralized by a second lien on the Company’s corporate office building, the excess land adjacent to that building and a billboard in Fort Worth, Texas owned by the Company. As of November 30, 2012, a total of approximately $541,000 was outstanding under this agreement.

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

Under terms of the Agreement, the parties executed mutual releases of claims against each other and agreed to file a stipulation of dismissal in connection with the pending litigation matter.  The Company agreed to, among other things, the purchase a perpetual license from Hawk to use the trademark “Hawk Electronics” for $900,000. Under the terms of the license agreement, the Company made a payment of $550,000 on June 1, 2010 and a payment of $150,000 on July 1, 2011, and a payment of $100,000 on June29, 2012 and is obligated to pay $100,000 by July 1, 2013.

As of November 30, 2012, the Company has recorded $100,000 as a current liability under current portion of trademark purchase obligation (July 1, 2013 payment).

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

NOTE 13 - INCOME TAXES

Significant components of the Company’s deferred taxes as of November 30, 2012 and May 31, 2012 are as follows (in thousands):

	November 30,	May 31,
	2012	2012

Deferred Tax Assets:
Current deferred tax assets:
Accrued liabilities	$776	$841
Deferred revenue	-	28
Inventories	94	118
Allowance for doubtful accounts	45	60
	915	1,047
Valuation allowance	(915)	(1,047)
Current deferred tax assets, net of valuation allowance	-	-

Non-current deferred tax assets:
Net operating loss	8,858	8,547
Accrued liabilities	568	511
Intangible assets	320	316
Fixed assets	201	207
Licenses	-	9
Other	133	178
	10,080	9,768
Valuation allowance	(10,080)	(9,768)
Non-current deferred tax assets, net of valuation allowance	-	-

The Company has approximately $26,052,000 of Net Operating Losses (“NOL’s”) at November 30, 2012, which are subject to expiration in various amounts from 2022 through 2031. In fiscal year 2013, these net operating losses are subject to limitations as a result of a change in ownership that took place during August 2011, as defined by Section 382 of the Internal Revenue Code. For fiscal year 2013, the Company has approximately $2,274,000 in NOL’s available to offset taxable income for the year. Realization of deferred tax assets associated with the net operating losses is dependent upon generating sufficient taxable income prior to their expiration and to the limitations imposed by Section 382. Management has determined that it is unlikely that the deferred tax assets will be realized; therefore, a full valuation allowance has been established as of November 30, 2012 and May 31, 2012.

The current Company policy classifies any interest recognized on an underpayment of income taxes and any statutory penalties recognized on a tax position taken as interest and penalty expense in its consolidated statements of operations. There was an insignificant amount of interest and penalties recognized and accrued as of November 30, 2012. The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate for fiscal year ended May 31, 2013 and has not recognized any additional liabilities for uncertain tax positions under the guidance of ASC 740. The Company’s tax years 2005 through 2011 for federal returns and 2009 through 2012 for state returns remain open to major taxing jurisdictions in which we operate, although no material changes to unrecognized tax positions are expected within the next year.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Teletouch leases building and equipment under non-cancelable operating leases with initial lease terms ranging from one to twenty years. These leases contain various renewal terms and restrictions as to use of the property. Some of the leases contain provisions for future rent increases. The total amount of rental payments due over the lease terms is charged to rent expense on the straight-line method over the term of the leases. The difference between rent expense recorded and the amount paid is recorded as deferred rental expense, which is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. The Company’s most significant lease obligation is for a suite at the Dallas Cowboys Stadium in Arlington, Texas, which is used for customer, supplier, investor relations and other corporate events. Due to the significance of this lease compared to the Company’s other operating leases, it is separately identified in the table below. Total rent expense recorded against all operating leases, including the Dallas Cowboy’s suite lease was $206,000, and $261,000 in the three months ended November 30, 2012 and 2011, respectively and $417,000 and $517,000 for the six months ended November 30, 2012 and 2011, respectively. Future minimum rental commitments under non-cancelable leases are as follows (in thousands):

	(in thousands)
	Twelve Months Ending November 30,
	Total	2013	2014	2015	2016	2017	Thereafter

Operating Leases	$578	$317	$156	$51	$46	$8	$-
Dallas Cowboys Suite Lease	3,643	205	205	205	205	205	2,618
Operating leases related to discontinued two-way operations (a)	242	107	53	42	40	-	-
Total Operating Leases	$4,463	$629	$414	$298	$291	$213	$2,618

(a)	Following the terms of the Asset Purchase Agreement (“APA”) with DFW Communications, Inc. (“DFW”), the operating leases associated with the Company’s discontinued two-way operations are to be assumed by DFW, but as of the date of this Report those leases have not been transferred.

Additionally, as of November 30, 2012, the Company has a commitment to purchase 2,000 Unimax branded cellular handsets from Unimax Communications, Inc. (“Unimax”) for approximately $370,000 under its executed distribution agreement with Unimax. The Company was required to make a 30% down payment of $111,000 prior to shipment of the phones. The purchase commitment was cancelable if the cellular handsets were not certified by the Federal Communications Commission (“FCC”) by December 20, 2012. The product was certified by the FCC in time, but was not shipped by the date specified on the purchase order. The Company currently does not anticipate cancelling this purchase order unless its customers cancel their orders because of the delays. The Company has been told that partial shipment of the product will begin late January 2013.

Furthermore, under the terms of the APA with DFW Communications, Inc., the Company guaranteed any payments owed to Whelen Engineering Company, Inc., a two-way public safety equipment supplier, by DFW for a total amount not to exceed $75,000. In exchange for the guarantee, DFW issued an irrevocable standby letter of credit to the Company in the amount of $75,000. The Company has the right and ability, not the obligation, to immediately draw funds as necessary under the letter of credit upon Whelen demanding payments from the Company in accordance with the guaranty.

Sales and Use Tax Audit Settlement Contingency

As part of the tax settlement agreement the Company executed with the State of Texas (the “State”) on January 7, 2013 related to PCI’s sales and use tax audit assessment for the period January 1, 2006 through October 31, 2009, the Company will be held liable for the penalties and interest that were assessed on the audit plus any additional accrued penalties and interest if the Company fails to make timely payments to the State as described in the tax settlement agreement.

As of November 30, 2012, the penalties and interest totaling approximately $493,000 associated with PCI’s sales and use tax audit assessment are considered a contingent liability and these amounts are recorded under the caption “Long-term Texas sales and use tax obligation, net of current portion” on the Company’s consolidated balance sheet (see Note 19 – “Subsequent Event” for more information on the sales tax settlement agreement with the State).

Sales and Use Tax Audit Contingency

Due to the results of PCI’s recent sales and use tax audit, the Company has identified a sales and use tax contingency for the period subsequent to the recent audit period which is November 1, 2009 through May 31, 2012 (see Note 9 – “Accrued Expenses and Other Current Liabilities” for more information on the sales and use tax accrual for this period).

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

Effective December 7, 2012, TLLP, Stratford and RRGC entered into Amendment No. 1 to the Put and Call and Transfer Restriction Agreement originally dated August 18, 2011.  Under Amendment No. 1, the parties agreed to extend TLLP’s call option period and Stratford and RRGC’s put option through January 18, 2013.  Accordingly, with the extension of the call option period, the voting restrictions on the Exchanged Shares are extended through January 18, 2013.

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

As of November 30, 2012, 1,998 Non-Qualified Options are outstanding under the 1994 Plan, and 906,998 Non-Qualified Options and 6,265,824 Incentive Options are outstanding under the 2002 Plan.

A summary of option activity for the six months ended November 30, 2012 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at June 1, 2012	6,401,653	$0.29	6.30	$1,364,449
Granted	773,167	0.44	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at November 30, 2012	7,174,820	0.31	6.20	$914,866

Options exercisable at November 30, 2012	7,091,486	$0.31	6.18	$907,033

The following table summarizes the status of the Company’s non-vested stock options since June 1, 2012:

	Non-vested Options
		Weighted-
	Number of	Average Fair
	Shares	Value
Non-vested at June 1, 2012	166,667	$-
Granted	773,167	0.20
Vested	(856,500)	0.21
Forfeited	-	-
Non-vested at November 30, 2012	83,334	$0.30

The Company recorded approximately $6,000 and $40,000 in stock based compensation expense in the consolidated financial statements for the three months ended November 30, 2012 and 2011, respectively. The Company recorded approximately $167,000 and $291,000 in stock based compensation expense in the consolidated financial statements for the six months ended November 30, 2012 and 2011, respectively.

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

Rainbow Resources, Inc.(“RRI”) – RRI is an oil and gas exploration and development company that owns 1,200,000 shares of Teletouch common stock. Robert McMurrey, Chairman and Chief Executive Officer of Teletouch, has voting and dispositive power over all Teletouch securities owned by RRI. The Company paid certain health insurance expenses on behalf of RRI in the periods presented in this Report. As of November 30, 2012, no balance was due from RRI related to these expenses.

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

As of November 30, 2012, no balance was due to or from TLLP.

NVRDUL, LLC (“NVRDUL”) – NVRDUL is an entity controlled by Carri P. Hyde, spouse of Thomas A. Hyde, Jr., Director, President and Chief Operating Officer of the Company. Mr. Hyde has no direct involvement with the operations of NVRDUL, but is related only through marriage. The Company provides certain available office space to NVRDUL in exchange for certain public relations services. As of November 30, 2012, no balance was due to or from NVRDUL.

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

Using these criteria, the Company's two reportable segments are cellular services and wholesale distribution. The Company’s former two-way radio services business was sold on August 11, 2012 and is reported as discontinued operations for the three and six months ended November 30, 2012 and 2011 (see Note 3 – “Two-Way Discontinued Operations” for more information on the sale of the two-way business).

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

The following tables summarize the Company’s operating financial information by each segment for the three and six months ended November 30, 2012 and November 30, 2011 (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2012	2011	2012	2011
Operating revenue:
Service revenue
Cellular	$3,411	$3,852	$7,134	$7,976
Wholesale	-	1	-	3
Total	3,411	3,853	7,134	7,979

Product sales revenue
Cellular	505	440	991	941
Wholesale	1,087	1,982	2,098	4,841
Total	1,592	2,422	3,089	5,782

Total operating revenues
Cellular	3,916	4,292	8,125	8,917
Wholesale	1,087	1,983	2,098	4,844
Total	5,003	6,275	10,223	13,761

Operating expenses:
Cost of service
(exclusive of depreciation and amortization included below)
Cellular	669	941	1,336	1,919
Wholesale	2	-	4	26
Total	671	941	1,340	1,945

Cost of products sold
Cellular	735	674	1,321	1,478
Wholesale	940	1,721	1,833	4,289
Total	1,675	2,395	3,154	5,767

Selling and general and administrative
Cellular	523	534	1,072	1,080
Wholesale	373	316	696	573
Corporate	1,570	3,317	3,329	5,498
Total	2,466	4,167	5,097	7,151

Depreciation and amortization
Corporate	222	332	446	612
Total	222	332	446	612

Gain on settlement with AT&T
Corporate	(119)	(10,000)	(277)	(10,000)

Loss on disposal of assets
Corporate	29	-	29	-
Total operating expenses	4,944	(2,165)	9,789	5,475

Operating income (loss) from continuing operations
Cellular	1,989	2,143	4,396	4,440
Wholesale	(228)	(54)	(435)	(44)
Corporate	(1,702)	6,351	(3,527)	3,890
Total	59	8,440	434	8,286

Interest expense, net
Corporate	(374)	(523)	(778)	(1,050)
Income (loss) from continuing operations before income tax expense	(315)	7,917	(344)	7,236

Income tax expense
Corporate	61	100	143	134

Net income (loss) from continuing operations
Cellular	1,989	2,143	4,396	4,440
Wholesale	(228)	(54)	(435)	(44)
Corporate	(2,137)	5,728	(4,448)	2,706
Total	$(376)	$7,817	$(487)	$7,102

The Company identifies its assets by segment. Significant assets of the Company’s corporate offices include all of the Company’s cash, property and equipment, loan origination costs and the patent held for sale. The Company’s assets by segment as of November 30, 2012 and May 31, 2012 are as follows:

	November 30, 2012			May 31, 2012
	Total Assets	Property and Equipment, net	Goodwill and Intangible Assets, net	Total Assets	Property and Equipment, net	Goodwill and Intangible Assets, net

Segment
Cellular	$6,258	$31	$2,263	$7,065	$64	$2,615
Wholesale	1,091	17	-	640	24	-
Corporate	3,894	2,016	222	4,674	2,036	-
Other (1)	114	114	-	1,910	386	350
Totals	$11,357	$2,178	$2,485	$14,289	$2,510	$2,965

(1)	“Other” includes assets, property and equipment, net and goodwill and intangible assets, net associated with the Company’s discontinued two-way operations. As of November 30, 2012, the only remaining asset in this category is a building and land in Tyler, Texas that is in process of being sold to the buyer of the Company’s two-way business. The sale of this real estate is expected to close by the end of February 2013.

During the three months and six months ended November 30, 2012 and November 30, 2011, the Company did not have a single customer that represented more than 10% of total segment revenues.

NOTE 19 – SUBSEQUENT EVENT

On January 7, 2013, the Company executed a settlement agreement (the “Sales Tax Agreement”) with the State of Texas tax authorities to resolve the Company’s sales and use tax liability. Under the terms of the Sales Tax Agreement, the Company agreed to settle the approximately $1,911,000 tax liability, which included penalties and interest assessed through January 3, 2013 of approximately $498,000 by making a series of payments to the State totaling approximately $1,414,000. Under the terms of the Sales Tax Agreement, the Company was obligated to make a $625,000 down payment due and payable on or before January 12, 2013, plus 35 monthly payments of $22,000 and a last payment of $18,888.10. As of November 30, 2012, the Company has voluntarily paid $150,000 to the State against this tax liability and as part of the settlement the State has agreed to apply those payments against the required down payment leaving a $475,000 balance on the down payment payable by the Company on or before January 12, 2013. As of the date of this Report, the $625,000 down payment was paid in full to the State.

In the event the Company fails to make any of the subsequent monthly payments, the full balance of the original tax liability owed, together with applicable penalties and interest, less any payments will become due and payable in full. In addition, as a result of the Sales Tax Agreement, the State has the ability to file a tax lien on the assets of PCI. Furthermore, under the terms of the Sales Tax Agreement PCI (i) withdraws its request for a hearing and waives its right to a rehearing; (ii) waives its right to file an appeal; and (iii) agrees to close the audit period.

In accordance with ASC 470-10-45, Debt, Overall, Other Presentation Matters (“ASC 470-10-45”) the Company recorded a current and long-term Texas sales and use tax obligation of approximately $695,000 and $1,062,000, respectively on the Company’s consolidated balance sheet as of November 30, 2012 based upon the payment terms as described in the Sales Tax Agreement. Additionally, penalties and interest totaling approximately $493,000 that were assessed on the PCI sales tax audit, but subsequently forgiven under the Sales Tax Agreement, are considered a contingent liability and have been recorded under the caption “Long-term Texas sales and use tax obligation, net of current portion” on the Company’s consolidated balance sheet.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of results of operations and financial condition is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company. This discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes and the discussions under “Critical Accounting Estimates,” which describes key estimates and assumptions we make in the preparation of our financial statements. The Company’s second fiscal quarter begins on September first and ends on November thirtieth.

Executive Summary

We are a leading regional provider of wireless telecommunications products and services. For over 48 years, Teletouch has offered a comprehensive suite of wireless telecommunications solutions, including cellular, GPS-telemetry and wireless messaging.

Today, Teletouch is a primary Authorized Services Provider and billing agent of AT&T products and services to consumers, businesses and government agencies, operating 8 retail and customer service locations in North and Central Texas under its “Hawk Electronics” brand, in conjunction with its direct sales force, call center operations and various retail eCommerce websites including: www.hawkelectronics.com , www.hawkwireless.com and www.hawkexpress.com .

Through its wholly owned subsidiary, Progressive Concepts, Inc., Teletouch operates a national distribution business, PCI Wholesale, primarily serving Tier-1 (AT&T, T-Mobile, Verizon, Sprint) cellular carrier agents, Tier-2 and Tier-3 rural carriers, as well as auto dealers and smaller consumer electronics retailers, with product sales and support available through www.pciwholesale.com and www.pcidropship.com, among other B2B oriented websites.

Excluding the $10,000,000 gain and the related $1,400,000 in management bonuses awarded as a result of the settlement with AT&T in November 2011, the Company improved its underlying operating results from its continuing operations in the three and six months ended November 30, 2012 compared to the same periods from the prior fiscal year, although the Company has experienced significant liquidity and going concern issues, primarily as a result of the acceleration of its debt obligations by its senior lender, Thermo Credit, LLC (“Thermo”), the maturity of its mortgage debt with East West Bank (“East West”) and Jardine Capital Corporation (“Jardine”) and the State of Texas (the “State”) sales and use tax audit assessment related to PCI’s completed sales tax audit. The Company was recently successful in negotiating a reduced tax amount due to the State and was granted favorable payment terms related to PCI’s sales and use tax obligation (see Note 19 – “Subsequent Event” for more information on the sales tax settlement agreement with the State). As of November 30, 2012, the Company’s current senior and mortgage debt obligations total approximately $9,655,000 and the remaining accrued sales tax liability related to the 2006-2009 sales tax audit is approximately $1,757,000, including penalties and interest of $493,000. Following the settlement agreement reached with the State, the Company made a payment of $475,000 against this obligation on January 10, 2013. As of the date of this Report, the remaining tax obligation recorded by the Company is $1,286,000, including a contingent obligation for penalties and interest of approximately $498,000. The State has agreed to waive all penalties and interest if the Company makes all remaining payments due to the State under the settlement agreement. As of the date of this Report, $789,000 in total obligations remains to satisfy the terms of the settlement. The State has agreed to allow the Company to pay this balance in 35 monthly installments of $22,000 each beginning February 15, 2013, with a final payment of $18,888.10 due January 15, 2016.

The Company has been working to secure a new lender since learning early in calendar year 2012 of Thermo’s intent to accelerate the senior revolving debt. The acceleration of this debt came shortly after the November 2011 settlement of the Company’s litigation against AT&T and during a period when the Company planned to focus on and invest in growing its cellular subscriber base and maximize the value of the extended distribution agreement with AT&T negotiated under the terms of the settlement. During the over 2 year period of litigation, the Company experienced a significant loss of cellular subscribers and related revenues. With the acceleration of the debt and the required pre-payments on the Thermo debt, the Company no longer had the cash available to make these investments in acquiring new subscribers through expanded distribution locations and additional investment in subsidized cellular phones for each new subscriber. Even with a limited number of activations of the then heavily subsidized iPhone, among other operational challenges, the operating results of the Company continued to suffer following the settlement with AT&T and through the third quarter of fiscal year 2012. The weak operating results for the third quarter resulted in the Company becoming unable to attract a new lender willing to extend sufficient credit to the Company to retire the Thermo debt. During the fourth quarter of fiscal 2012, a new program was introduced by AT&T under which the Company was reimbursed for almost half of the subsidy required on the iPhone. This AT&T reimbursement program, combined with certain price increases implemented on certain charges billed to the cellular subscriber base and tighter cost controls resulted in significant improvement in the operating results for the fourth quarter of fiscal year 2012 and which continued on through the first quarter of fiscal year 2013. The increase in earnings did not continue into the second quarter of fiscal year 2013, which is primarily due to a decline in earnings from the Company’s cellular operations related to the continuing loss of cellular subscribers and additional and significant cellular handset subsidies caused by an increase in the number of subscriber contract renewals beginning in October 2012 largely due to the launch of the iPhone 5. Even though the Company has certain policies in place for its customers to qualify for an iPhone and benefits from the AT&T equipment subsidy reimbursement program, the increased number of subscriber contract renewals and the corresponding subsidies on the iPhone 5 in the second quarter of fiscal year 2013 exceeded the Company’s other cost savings measures during the period.

Effective August 1, 2012, the Company executed a term sheet with a potential new senior lender and is continuing to work through the due diligence process. The Company, Thermo and the prospective new lender have negotiated the structure and terms of the new debt facilities extensively but the Company cannot estimate when or if the loan will close. The initial proceeds from this new revolving credit facility are planned to be used to pay down the Company’s current debt obligation with Thermo, which is approximately $7,022,000 as of the date of this Report and to pay other loan closing costs. The Company anticipates issuing Thermo a subordinated note for the balance remaining on this obligation after negotiations are completed. However, the Company can provide no assurance that it will be able to consummate the financing. If it does, the Company cannot assure the debt financing will be completed under the terms and provisions favorable to the Company. Additionally, no assurance can be provided that Thermo will be agreeable to the terms of subordination that will be required from the Company’s potential new lender. Additionally, the Company has not identified or secured a commitment from a new lender for financing its real estate. As of the date of this Report, the outstanding balance of the East West Bank and Jardine Capital Corporation debt totaled approximately, $2,077,000 and $537,000, respectively.

While working through these liquidity and debt issues, the Company has also been focusing on the current and future profitability of its cellular and wholesale distribution business units while deciding to divest its legacy two-way radio and public safety equipment business during the first quarter of fiscal 2013 due to ongoing losses and the opportunity to raise additional cash from this sale to pay down the Thermo debt. The sale of the two-way business was completed on August 11, 2012 and provided approximately $1,001,000 to pay down the Thermo debt.

Earnings from the Company’s core cellular business decreased slightly in the three and six months ended November 30, 2012 compared to the same periods from the prior fiscal year primarily due to the continued loss of cellular subscribers. Price increases implemented in March 2012 on certain of the Company’s services and fees billed to its cellular subscriber base and cost savings realized following the closure of four Hawk stores in June 2012 have partially offset the negative impact on revenues caused by fewer cellular subscribers. Until the implementation of the price increases in the fourth quarter of fiscal year 2012, earnings in the cellular business eroded throughout fiscal year 2012 due to the inability to add a sufficient number of new cellular subscribers to offset the continued attrition of cellular subscribers following its completion of the litigation with AT&T in November 2011. Under the provisions of this settlement with AT&T, the Company can no longer transfer cellular subscribers from AT&T, which has negatively impacted new subscriber additions. The increasing cost of cellular handsets and the related subsidies required to be competitive with AT&T, particularly related to the iPhone, has forced the Company to limit the number of subscriber activations due to the current liquidity challenges at the Company and the immediate impact on earnings caused by this increasing phone subsidy. With the introduction of the iPhone 5 in the second quarter of fiscal year 2013, the Company experienced even greater acquisition costs which resulted in a decrease of earnings compared to the first quarter of fiscal year 2013. The Company will continue to throttle the quantity of iPhone activations and upgrades it allows until its wholesale business unit can cover some or all of this additional monthly cost of providing subsidized phones when existing cellular customers renew their contracts or when a new subscriber is activated.

With the limitations the Company is currently facing to grow its cellular business, the Company has decided to concentrate its efforts on expanding its wholesale distribution business in an attempt to improve profitability during fiscal year 2013. In June 2012, the Company was successful negotiating a multi-year national distribution agreement with TCT Mobile Multinational, Limited and Unimax Communications, Inc., both of which are international cellular electronic companies. In addition, the Company has secured several exclusive geographic distribution agreements to sell cellular accessory and car audio product lines. Throughout the first quarter of fiscal year 2013, the Company was successful in hiring several key personnel with strong backgrounds in the cellular handset distribution business. Although the Company was able to implement several new product lines and find knowledgeable personnel in the first quarter of fiscal year 2013, the Company has not experienced the anticipated sales or earnings growth it expected from its wholesale business during the first half of fiscal year 2013. Even though the Company has been successful in the wholesale distribution business in prior years, there is a strong market competition among wholesale distributers and currently the Company’s product mix, sales and marketing efforts have not been effective in generating the sales and profit it needs to help offset the Company’s declining profitability in its cellular business. The Company’s current emphasis is on finding wholesale products that will maximize its profits quickly and provide large scale distribution opportunities. The Company has begun making personnel changes in its wholesale business unit due to certain sales objectives that have not been met. The Company will continue to make further personnel changes as it focuses on finding personnel with the product and market knowledge to successfully grow its wholesale business unit. The Company expects moderate growth in sales and earnings in its wholesale distribution business during its third quarter of fiscal year 2013 with more significant growth targeted during the fourth fiscal quarter as the Company believes its sales and product strategy will be more defined over the next several months.

Over the past fiscal year, the Company had identified a number of potential acquisition targets, but with the Company’s current debt obligations, the Company does not believe it will be able to complete a possible acquisition until the refinancing of the Company’s debt is complete. With the AT&T distribution agreements expiring in November 2014 and the subscriber base transferring to AT&T along with the related recurring revenues, the Company will be focused on developing its wholesale distribution business throughout fiscal year 2013. In addition, the Company will continue to concentrate on controlling its corporate overhead expenses and managing costs within its operating businesses units to maximize its profit margins and satisfy its debt obligations.

Discontinued Operations - Sale of Two-Way Radio and Public Safety Equipment Business

In June 2012, the Company concluded that its long standing two-way business was no longer aligned with the Company’s strategic growth plans and therefore made a decision to sell this business. The Company also needed to make certain payments against its debt obligations with Thermo Credit which were negotiated in Waiver and Amendment No. 5 to the Loan and Security Agreement in February 2012. Although the Company had been successful growing the revenues of this business primarily through the sales of public safety equipment under its federal and state contracts, the profit margins on these additional sales were not sufficient to offset the direct costs of operating this business unit. In addition, the recent expansion of activities in this business unit had also put additional demands on corporate resources, both working capital and personnel resources, which were detracting from the Company’s focus on transitioning to become a large scale wholesale distributor of cellular and car audio equipment. During fiscal 2012, the two-way business represented approximately 29% of the Company’s operating revenues and had grown its revenues by approximately 109% from the prior fiscal year. However, the two-way business generated operating losses in both fiscal years 2011 and 2012. With the Company’s strategic focus on growing its wholesale business and the limited remaining resources available to allocate to managing the two-way business to profitability, it was concluded that it was in the Company’s best interest to sell this business.

On August 11, 2012, the Company and DFW Communications, Inc. (“DFW”), a local competitor to Teletouch in the Dallas / Fort Worth, TX MSA, entered into an Asset Purchase Agreement (“APA”), whereby DFW took and acquired possession of substantially all of the assets associated with the two-way radio and public safety equipment business, such assets including, among other things, certain related accounts receivable; inventory; fixed assets (e.g. fixtures, equipment, machinery, appliances, etc.); supplies used in connection with the business; the Company’s leases, permits and titles and certain FCC licenses held by the Company (see Note 3 – “Discontinued Two-Way Operations” for additional information on the sale of the two-way business). DFW also assumed certain obligations, permits and contracts related to the Company’s business. Subject to certain working capital adjustments, DFW agreed to pay, at closing, as consideration for the assets of the Company an amount in cash equal to approximately $1,469,000, $168,000 of which is allocated to certain designated suppliers’ payments and $300,000 of which is allocated to real estate and goodwill. The parties to the APA further designated approximately $767,000 for working capital to be allocated to the purchase of such amount consisting of, among other things, accounts receivable and inventory as of the effective date of the APA. The APA includes a working capital adjustment provision that provides for no more than $200,000 of post-close working capital adjustments to be charged to the Company in the event of any material accounts receivable or inventory deficits. As of November 30, 2012, the Company recorded an approximately $44,000 working capital chargeback due to the non-collection of certain outstanding accounts receivables which were sold to DFW under the APA. The Company is currently working with DFW in an effort to collect on the past due accounts receivable balances and minimize the working capital chargeback going forward.

The foregoing disposition of the Company’s assets, excluding the sale of the real estate, closed on August 14, 2012, having been reviewed and approved by the Company’s Board of Directors on August 10, 2012. On the August 14, 2012 closing, the Company received approximately $1,169,000 in cash consideration from DFW for all of the assets of the two-way radio and public safety equipment business, excluding the building and land located in Tyler, Texas, which required an environmental study prior to its sale. The proceeds were used by the Company to pay down its debt with Thermo and settle certain accounts payable related to the business.

In September 2012, the Company received a satisfactory environmental report related to the real estate associated with this transaction and originally expected the sale of the real estate to be completed by the end of the second fiscal quarter. Due to certain issues related to the title of the property, the closing has been delayed and the Company now expects to finalize the sale of the property by February 2013. Once the sale is completed, the Company will receive the approximately $300,000 remaining due of the purchase price. In the interim, the Company is leasing the building and land in Tyler, Texas to DFW.

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

Following the execution of the settlement and release agreement with AT&T (the “Agreement”) on November 23, 2011, the Company planned to expand its business with AT&T as an Authorized Service Provider and Exclusive Dealer. Under the Agreement, AT&T amended and renewed a 3 year distribution agreement for the Company’s current and prior market areas, executed a new 6 year Exclusive Dealer agreement which runs co-terminously with the distribution agreement for the first 3 years and gave PCI the right and authorization to sell, activate and provide services to Apple iPhone and iPad models, both as an exclusive AT&T Distributor and Dealer. As a result of the Agreement, the Company began to focus its efforts on increasing its cellular subscriber base, in order to generate greater profits from its recurring revenue cellular billings. As a component of these efforts, the Company had planned to open new retail-styled service outlets in Austin and Houston, Texas, as well as augment its current store base in San Antonio and Tyler, Texas. To date, the Company’s efforts have not been successful, primarily due to the limited resources that are now available to market its products and services in this fashion. In addition, many of the planned marketing efforts, including advertising in regional newspapers, radio, cable and on the internet have been put on hold. Given the increasing cost of cellular handsets, particularly the iPhone, the Company, has limited the total number of upgrades and new activations since the Company subsidizes a significant portion of the customer’s cost of the phone. Through the third quarter of fiscal year 2012, the Company absorbed 100% of the required subsidy on the iPhone and a significant portion of the subsidy on other phone models, but beginning in April 2012, AT&T supplemented the distribution agreement and agreed to reimburse the Company for almost half of the required subsidy on the iPhone. Although this program is subject to change, the subsidy reimbursement on the number of iPhones sold by the Company through November 30, 2012 was approximately $325,000. Additionally, subscriber attrition has remained at a higher level than originally forecast as subscribers continue to transfer service to AT&T for various reasons, including more access to AT&T-owned and agent locations in the markets where we operate today, and the greater product selection such outlets provide. Ultimately, without the ability to advertise the Company’s brand message adequately, many customers and prospective customers remain unaware of the products we do have, the services we provide, or the relatively limited number of destination outlets in our markets. The combination of lower than expected activations and higher than expected customer attrition has caused the Company’s cellular subscriber base and related revenues to continue to decline.

In fiscal year 2013 and through the expiration of the distribution agreement in November 2014, the Company will closely monitor the number of subscribers remaining in its cellular subscriber base and will continue to focus on increasing the number of subscribers added to its subscriber base to maximize the transfer fees negotiated as part of the settlement with AT&T that will be paid to the Company through the expiration of distribution agreement. As of November 30, 2012, the Company has earned approximately $546,000 in transfer fees from AT&T related to approximately 3,600 subscribers that transferred their service from PCI to AT&T following the November 2011 settlement with AT&T. In addition, the Company will continue to monitor the overhead expenses related to its cellular operations. After analyzing the profit margins and customer statistics related to each Hawk retail store, the Company closed four under-performing stores in June 2012 and reduced the hours of operations for the remaining retail stores. Additionally, and as result of this review, several of the remaining retail stores were identified as having excess space or too high of operating cost and will be relocated to smaller retail locations as soon as new locations can be leased. These store relocations are expected to be completed in the second half of fiscal year 2013 and are expected to result in over $100,000 in savings annually.

Wholesale Business

Beginning in fiscal 2010 and continuing into fiscal 2011, the Company increased its cellular handset brokerage business by selling to volume buyers both domestically and internationally. Initially the Company primarily brokered phones manufactured by Research In Motion, as the manufacturer of Blackberry® cellular handsets. This brokerage business significantly contributed to the product sales for the Company’s wholesale business beginning in fiscal year 2010 and continuing through November 30, 2011. After the Company entered into the settlement agreement with AT&T in November 2011, the Company was no longer allowed to sell AT&T-branded cellular phones to customers that are not subscribers of AT&T cellular services, with the exception that the Company is allowed to sell a relatively small amount of overstocked or obsolete handsets to other customers. In June 2012, the Company secured a multi-year national distribution agreement with TCT Mobile Multinational, Limited, a major international handset manufacturer, to sell Alcatel One Touch branded handsets. Additionally, in September 2012, the Company entered into a comprehensive distribution agreement with Unimax Communications, Inc., a subsidiary of Hong Kong-based telecom electronics manufacturer, Unimax Communications Corporation, to sell and distribute their UMX® branded mobile handsets. The Company has been anticipating the completion of these types of distribution agreements and was expecting substantial growth in the wholesale operations due to the sale of the Alcatel and Unimax handsets to Tier 2 and Tier 3 wireless carriers or operators in the United States by the end of the second fiscal quarter of 2013. To date, the Company has not experienced the sales and profits from these distribution agreements as expected. Sales related to the initial order of the Alcatel handsets have been much slower than was predicted. The Company is currently in discussions with Alcatel on how to move the handsets expeditiously as the Company based its initial purchase order upon certain product market information it received from Alcatel. As of the date of this Report, the Company has received orders for a limited quantity of Unimax handsets but has been unable to complete these sales due to not having inventory as Unimax has experienced manufacturing delays.

Although the Company has executed a number of distributor agreements with cellular accessory and car audio manufacturers such as AFC Trident, Inc., Monster Digital, Cerwin Vega and Cadence, to name a few, the Company has not generated the additional sales revenue and profits to help improve the Company’s overall operating performance. To date, the Company has not been effective in introducing a product line to the market with the appropriate pricing structures in place to maximize profits. The Company can attribute a portion of the sales deficiencies to the lack of market pricing enforcement and territory restrictions by the product’s manufacturers. The Company is currently evaluating all of its wholesale product lines to determine which products to focus on to improve sales and profitability. The Company is constantly evaluating new product lines for integration with existing product lines but is now focusing on eliminating any unsuccessful product lines and liquidating any remaining inventory related to those product lines. It is imperative for the Company to have key personnel with experience and knowledge of the wholesale business and the various market opportunities to achieve any substantial growth. The Company is currently reviewing the organizational structure of its wholesale business to ensure it has sufficient and proper resources to achieve its targeted sales objectives.

Results of Operations for the three and six months ended November 30, 2012 and November 30, 2011

Overview of Operating Results for Three and six Months ended November 30, 2012 and November 30, 2011

The consolidated operating results for the three and six months ended November 30, 2012 and November 30, 2011, are as follows:

(dollars in thousands)
	November 30,		2012 vs 2011
	2012	2011	$ Change	% Change

Three Months Ended
Operating results
Service revenue	$3,411	$3,853	$(442)	-11%
Product sales revenue	1,592	2,422	(830)	-34%
Total operating revenues	5,003	6,275	(1,272)	-20%
Cost of service (exclusive of depreciation and amortization)	671	941	(270)	-29%

Cost of products sold	1,675	2,395	(720)	-30%

Other operating expenses	2,717	4,499	(1,782)	-40%

Gain on settlement with AT&T	(119)	(10,000)	9,881	-99%

Operating income from continuing opertaions	$59	$8,440	$(8,381)	-99%

Net income (loss) from continuing opertaions	$(376)	$7,817	$(8,193)	-105%

Six Months Ended
Operating results
Service revenue	$7,134	$7,979	$(845)	-11%
Product sales revenue	3,089	5,782	(2,693)	-47%
Total operating revenues	10,223	13,761	(3,538)	-26%
Cost of service (exclusive of depreciation and amortization)	1,340	1,945	(605)	-31%

Cost of products sold	3,154	5,767	(2,613)	-45%

Other operating expenses	5,572	7,763	(2,191)	-28%

Gain on settlement with AT&T	(277)	(10,000)	9,723	-97%

Operating income from continuing operations	$434	$8,286	$(7,852)	-95%

Net income (loss) from continuing operations	$(487)	$7,102	$(7,589)	-107%

The Company experienced a decrease in net income from continuing operations for the three and six months ended November 30, 2012 compared to the same periods in the prior fiscal year primarily due to the Company’s successful litigation against AT&T in November 2011. The Company recorded a $10,000,000 gain offset by approximately $1,400,000 in other operating expense related to management bonuses awarded as a result of the settlement with AT&T for the three and six months ended November 30, 2011. Although the Company experienced a decline in operating income for the current fiscal year periods, its underlying continuing operations improved when compared to the prior fiscal year periods, after excluding the $8,600,000 net gain ($10,000,000 gain on settlement less $1,400,000 in management bonuses), which is primarily attributable to closing four Hawk retail stores in the first fiscal quarter of 2013 and the decrease of legal fees, billboard advertising expenses and stock compensation expenses.

The Company’s cellular operations experienced a decrease in net income of approximately $154,000 and $44,000, respectively for the three and six months ended November 30, 2012 compared to the same periods in the prior fiscal year, which is a result of a decrease in the Company’s cellular subscriber base. The subscriber base declined by 9,219 subscribers from November 30, 2011 to November 30, 2012. Although the cellular subscriber base declined, the implementation of price increases in the fourth quarter of fiscal year 2012, the reimbursement of cellular handset costs from AT&T and cost savings from the closing of four Hawk stores in June 2012 helped offset the lost revenues from the Company’s diminishing subscriber base. As of November 30, 2012, the Company had 33,515 cellular subscribers compared to 42,734 subscribers as of November 30, 2011. As a result of the Company’s settlement with AT&T in November 2011, AT&T is obligated to pay the Company a fee for every cellular subscriber that transfers their cellular services from PCI to AT&T. In the three and six months ended November 30, 2012, the Company recorded an additional settlement gain of approximately $119,000 and $277,000, respectively due to the fees it earned for the lost subscribers. The same periods from the prior fiscal year did not have similar occurring transactions.

Additionally, the Company experienced a decrease in legal fees of approximately $169,000 and $407,000, respectively for the current quarter and fiscal year to date periods, respectively compared to the prior fiscal year periods primarily due to completing its litigation against AT&T in November 2011. Stock compensation expense also declined by approximately $34,000 and $123,000, for the three and six months ended November 30, 2012, respectively compared to the same periods in the prior fiscal year due to the lower value of stock options granted to the Company’s executive management and Board of Directors. Furthermore, the Company’s decision to limit its billboard advertising campaigns in the fourth quarter of fiscal year 2012 reduced billboard expenses by approximately $58,000 and $116,000, for the current fiscal year periods compared to the prior fiscal year periods.

The Company’s wholesale business experienced an increase in operating losses of approximately $174,000 and $391,000, for the current quarter and fiscal year to date periods, respectively compared to the prior fiscal year periods. The increase in operating losses is directly related to the decrease in sales in all periods presented, which is primarily attributable to the fact the Company can no longer broker AT&T branded cellular handsets due to the execution of the settlement agreement with AT&T in November 2011. The three and six months ended November 30, 2011, had approximately $978,000 and $2,532,000, respectively in wholesale brokerage sales with no similar occurring transactions in the three and six months ended November 30, 2012. In addition, personnel costs related to the wholesale business increased in the current fiscal year periods compared to the same periods in the prior fiscal year which is attributable to hiring a wholesale director and four additional salespeople.

Significant Components of Operating Revenues and Expenses

Operating revenues are primarily generated from the Company’s cellular and wholesale operations and are comprised of a mix of service and product revenues. Service revenues are generated primarily from the Company’s cellular operations. Within the cellular operations, the primary service revenues are generated by PCI from the sale of recurring cellular subscription services under several distributor agreements with AT&T. Since 1984, the Company’s subsidiary, PCI, has held agreements with AT&T and its predecessor companies, which allowed PCI to offer cellular service and customer service to AT&T customers in exchange for certain compensation and fees. PCI is responsible for the billing and collection of cellular charges from these customers and remits a percentage of the cellular billings generated to AT&T.

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

Cost of providing service consists primarily of costs related to supporting PCI’s cellular subscriber base under the master distributor agreement with AT&T including:

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

Service Revenue for the Three and six Months ended November 30, 2012 and November 30, 2011

The service revenues shown below have been grouped and are discussed by the Company’s reportable operating segments as defined under GAAP.

(dollars in thousands)	November 30,		2012 vs 2011
	2012	2011	$ Change	% Change

Three Months Ended
Service revenue
Cellular operations
Gross cellular subscription billings	$6,857	$8,114	$(1,257)	-15%
Net revenue adjustment (revenue share due AT&T)	(3,446)	(4,262)	816	-19%
Cellular operations total service revenues:	3,411	3,852	(441)	-11%

Wholesale operations	-	1	(1)	-100%

Service revenue	$3,411	$3,853	$(442)	-11%

Six Months Ended
Service revenue
Cellular operations
Gross cellular subscription billings	$14,245	$16,725	$(2,480)	-15%
Net revenue adjustment (revenue share due AT&T)	(7,111)	(8,749)	1,638	-19%
Cellular operations total service revenues:	7,134	7,976	(842)	-11%

Wholesale operations	-	3	(3)	-100%

Service revenue	$7,134	$7,979	$(845)	-11%

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

The decrease in the gross cellular subscription billings for the three months and six months ended November 30, 2012 compared to the same periods in the prior fiscal year is primarily due to a continued decline in cellular subscribers. The Company had 42,734 subscribers as of November 30, 2011 compared to 33,515 subscribers as of November 30, 2012.

The changes in the components of gross cellular subscription billing charges for the three and six months ended November 30, 2012 compared to the same periods in the prior fiscal year are as follows:

(dollars in thousands)	November 30,		2012 vs 2011
	2012	2011	$ Change	% Change

Three Months Ended
Gross cellular subscription billing charges:
Access charges	1,971	2,724	(753)	-28%
Data charges	2,150	2,267	(117)	-5%
PCI custom features	1,641	1,669	(28)	-2%
AT&T custom features	563	736	(173)	-24%
Roamer and toll charges	163	238	(75)	-32%
Government accessments	197	267	(70)	-26%
Penatly charges	183	175	8	5%
Other charges	(11)	38	(49)	-129%

Total gross cellular subscription billings	$6,857	$8,114	$(1,257)	-15%

Six Months Ended
Gross cellular subscription billing charges:
Access charges	4,108	5,652	(1,544)	-27%
Data charges	4,364	4,541	(177)	-4%
PCI custom features	3,387	3,444	(57)	-2%
AT&T custom features	1,151	1,547	(396)	-26%
Roamer and toll charges	369	520	(151)	-29%
Government accessments	409	552	(143)	-26%
Penatly charges	384	392	(8)	-2%
Other charges	73	77	(4)	-5%

Total gross cellular subscription billings	$14,245	$16,725	$(2,480)	-15%

Cost of Service for the Three and Six Months ended November 30, 2012 and November 30, 2011

Cost of service expense consists of the following significant expense items:

(dollars in thousands)
	November 30,		2012 vs 2011
	2012	2011	$ Change	% Change

Three Months Ended
Cost of service
Cellular operations	$669	$941	$(272)	-29%
Wholesale operations	2	-	2	100%

Total cost of service	$671	$941	$(270)	-29%

Six Months Ended
Cost of service
Cellular operations	$1,336	$1,919	$(583)	-30%
Wholesale operations	4	26	(22)	-85%

Total cost of service	$1,340	$1,945	$(605)	-31%

The decrease in cost of service related to the Company’s cellular operations for the three and six months ended November 30, 2012 compared to the same periods in the prior fiscal year is partially related to the decrease in cellular service revenues, which is a direct result of the Company’s declining cellular subscriber base. In addition, the cellular operation’s personnel expense, bad debt expense and costs related to the Company’s extended phone warranty program decreased by approximately $196,000, $21,000 and $25,000, respectively for the three months ending November 30, 2012 compared to the same period in the prior fiscal year. For the six months ending November 30, 2012 compared to the same period from the prior fiscal year, the cellular operation’s personnel expense, bad debt expense and costs related to the Company’s extended phone warranty program decreased by approximately $372,000, $66,000 and $60,000, respectively.

Product Sales and Cost of Products Sold for the Three and Six Months ended November 30, 2012 and November 30, 2011

Product sales and related cost of products sold shown below have been grouped and are discussed by the Company’s reportable operating segments as defined under GAAP.

(dollars in thousands)	November 30,		2012 vs 2011
	2012	2011	$ Change	% Change

Three Months Ended
Product Sales Revenue
Cellular	$505	$440	$65	15%
Wholesale	1,087	1,982	(895)	-45%
Total product sales revenue	$1,592	$2,422	$(830)	-34%

Cost of products sold
Cellular	$735	674	61	9%
Wholesale	940	1,721	(781)	-45%
Cost of products sold	$1,675	$2,395	$(720)	-30%

Six Months Ended
Product Sales Revenue
Cellular	$991	$941	$50	5%
Wholesale	2,098	4,841	(2,743)	-57%
Total product sales revenue	$3,089	$5,782	$(2,693)	-47%

Cost of products sold
Cellular	$1,321	1,478	(157)	-11%
Wholesale	1,833	4,289	(2,456)	-57%
Cost of products sold	$3,154	$5,767	$(2,613)	-45%

Product sales revenue:

The decrease in product sales from the Company’s wholesale operations for the three and six months ended November 30, 2012 compared to the same periods in the prior fiscal year is primarily due to a decrease in cellular handset brokerage sales. The Company recorded approximately $978,000 and $2,532,000 in wholesale brokerage sales for the three and six months ended November 30, 2011, with no similar occurring transactions in the three and six months ended November 30, 2012, which is a direct result of the settlement agreement with AT&T. Under the terms of the settlement with AT&T in November 2011, the Company is no longer allowed to broker AT&T branded cellular handsets. To help offset the loss of the brokerage sales, the Company has acquired several exclusive cellular handset, cellular accessory and car audio distribution agreements in fiscal year 2013. The Company is currently focusing on finding the right product mix and pricing structures to generate the additional profits that are needed to help offset the Company’s declining cellular business while expanding the Company’s wholesale business.

Cost of products sold: The increase in cost of products sold related to the Company’s cellular business for the three months ended November 30, 2012 compared to the same period in the prior fiscal year is a direct result of the acquisition costs related to the iPhone 5 handsets, which went on sale beginning in September 2012. Even though the Company receives a subsidy reimbursement from AT&T for each iPhone handset sold, the quantity of iPhones sold in the three months ended November 30, 2012 increased the overall cost of products sold when compared to the same period in the prior fiscal year. Accordingly, the Company is required to subsidize a substantial portion of the cost of cellular handsets sold in conjunction with a new service activation or renewal of a service contract in order to remain competitive with other cellular providers, including AT&T. The Company has been forced to tighten its policies for approving the issuance of a subsidized handset to new and existing customers. The full cost of the cellular handset, including the portion that is subsidized by the Company, is expensed by the Company when the phone is activated and sold net of any reimbursement received from AT&T. Because the Company retains less than half of the gross cellular services it bills under the terms of its revenue sharing arrangement with AT&T, the payback period, or period that it takes the Company to recover the subsidy on the handset and achieve profitability on a particular subscriber, is much longer than AT&T or other carriers. Because cellular handset costs have continued to increase and the related subsidies offered by the carriers continue to increase, particularly related to the iPhone, in some instances the Company is finding that it cannot recover the handset subsidy over the standard 2 year subscriber contract term.

The decrease in cost of products sold in the six months ended November 30, 2012 compared to the same period in the prior fiscal year is a direct result of a decline in cellular activations and upgrades along with the corresponding decrease in equipment subsidy costs period over period. The combined total of the Company’s cellular activations and upgrades was approximately 4,400 and 6,400 for the six months ended November 30, 2012 and 2011, respectively.

The decrease in cost of products sold attributable to the Company’s wholesale operations for the three and six months ended November 30, 2012 compared to the same periods from the prior fiscal year is a direct result of the decrease in brokerage sales from the Company’s wholesale business.

Selling and General and Administrative Expenses for the Three and Six Months ended November 30, 2012 and November 30, 2011

Selling and general and administrative expenses consist of the following significant expense items:

(dollars in thousands)
	November 30,		2012 vs 2011
	2012	2011	$ Change	% Change

Three Months Ended
Selling and general and administrative
Salaries and other personnel expense	$1,401	$1,377	$24	2%
Bonus expnese	4	1,446	(1,442)	-100%
Office expense	360	382	(22)	-6%
Advertising expense	30	90	(60)	-67%
Professional fees	285	520	(235)	-45%
Taxes and licenses fees	55	34	21	62%
Stock-based compensation expense	6	40	(34)	-85%
Other expenses	325	278	47	17%

Total selling and general and administrative	$2,466	$4,167	$(1,701)	-41%

Six Months Ended
Selling and general and administrative
Salaries and other personnel expense	$2,800	$2,779	$21	1%
Bonus expense	7	1,446	(1,439)	-100%
Office expense	728	774	(46)	-6%
Advertising expense	73	165	(92)	-56%
Professional fees	656	1,107	(451)	-41%
Taxes and licenses fees	110	70	40	57%
Stock-based compensation expense	167	291	(124)	-43%
Other expenses	556	519	37	7%

Total selling and general and administrative	$5,097	$7,151	$(2,054)	-29%

The decrease in bonus expense for the three and six months ending November 30, 2012 is due to the accrual of executive and management bonuses related to the successful settlement of the litigation against AT&T in November 2011. The bonuses were approved by the Company’s Board of Directors and totaled approximately $1,400,000. The majority of the bonuses were paid out in December 2011. The periods in the current fiscal year had no similar occurring expenses.

The decrease in advertising expense for the three and six months ended November 30, 2012 compared to the same periods in the prior fiscal year is primarily related to a reduction in billboard advertising. Beginning in the first fiscal quarter of 2013, the Company reduced the number of billboards it uses to advertise in the Dallas / Fort Worth area to approximately 3 billboards compared to using approximately 15 billboards during fiscal year 2012. The decrease in the quantity of billboards reduced advertising expense by approximately $57,000 and $116,000, respectively for the three and six months ended November 30, 2012 compared to the same periods in the prior fiscal year.

The decrease in professional fees for the three and six months ended November 30, 2012 compared to the same periods in the prior fiscal year is primarily attributable to a decrease in legal expenses resulting from the settlement with AT&T in November 2011. Legal expenses decreased by approximately $160,000 and $347,000, respectively for the three and six months ending November 30, 2012 compared to the three and six months ending November 30, 2011. In addition, the Company had approximately $60,000 in legal costs related to the change in ownership of Teletouch that occurred in the first quarter of fiscal year 2012 with no similar occurring expenses in fiscal year 2013.

The decrease in stock-based compensation expense for the three months ended November 30, 2012 compared to the same period from the prior fiscal year is primarily due to stock options granted in the second fiscal quarter of 2012 totaling approximately $34,000 as a result of adding two new members to the Company’s Board of Directors. The decrease in stock-based compensation expense for the six months ended November 30, 2012 compared to the same period from the prior fiscal year is due to a decrease in the value of the options that were granted to the Company’s executive management team and Board of Directors. During the first six months of fiscal year 2013, the Company granted a total of 773,167 stock options with an approximate $0.20 fair value per option. The options granted were fully vested upon issuance. During the first six months of fiscal year 2012, the Company granted 783,167 stock options with an approximate fair value per option that ranged from $0.30 to $0.46 to its executive management team and Board of Directors. All of these options were also fully vested upon issuance.

Other Operating Expenses for the Three and Six Months Ended November 30, 2012 and November 30, 2011

(dollars in thousands)
	November 30,		2012 vs 2011
	2012	2011	$ Change	% Change

Three Months Ended
Other Operating Expenses
Depreciation and amortization:
Depreciation	$55	$54	$1	2%
Amortization	167	278	(111)	-40%
Total depreciation and amortization	$222	$332	$(110)	-33%

Six Months Ended
Other Operating Expenses
Depreciation and amortization:
Depreciation	$107	$106	$1	1%
Amortization	339	506	(167)	-33%
Total depreciation and amortization	$446	$612	$(166)	-27%

The decrease in amortization expense for the three and six months ended November 30, 2012 compared to the same periods in the prior fiscal year is attributable to loan origination fees related to the Company’s revolving credit facility with Thermo and mortgage debt which were fully amortized by the end of fiscal year 2012.

Gain on Settlement with AT&T for the Three and Six Months ended November 30, 2012 and November 30, 2011

Due to the settlement and release agreement with AT&T that was executed on November 23, 2011, AT&T pays the Company for the cellular subscribers that transfer there service from PCI to AT&T. For the three and six months ended November 30, 2012, the Company recorded the fees it earned for those lost subscribers under the caption “Gain on the settlement with AT&T”. Furthermore, the Company recorded the financial results related to the settlement with AT&T in November 2011 as a reduction to operating expenses under the caption “Gain on settlement with AT&T” on its consolidated income statements for the three and six months ended November 30, 2011. The gain consisted of a cash award of $5,000,000 and a $5,000,000 forgiveness and discharge of the oldest accounts payable due to AT&T.

Interest Expense for the Three and Six Months ended November 30, 2012 and November 30, 2011

Interest expense, net of interest income recorded against each of the Company’s debt obligations is as follows:

(dollars in thousands)	November 30,		2012 vs 2011
	2012	2011	$ Change	% Change
Three Months Ended
Interest Expense
Thermo revolving credit facility	$311	$472	$(161)	-34%
Mortgage debt	46	37	9	24%
Warrant redemption notes payable	-	13	(13)	-100%
Other, net	17	1	16	1600%

Total interest expense, net	$374	$523	$(149)	-28%

Six Months Ended
Interest Expense
Thermo revolving credit facility	$669	$946	$(277)	-29%
Mortgage debt	88	74	14	19%
Warrant redemption notes payable	-	28	(28)	-100%
Other, net	21	2	19	950%

Total interest expense, net	$778	$1,050	$(272)	-26%

The decrease in interest expense for the three and six months ended November 30, 2012 compared to the same periods in the prior fiscal year is primarily due to a reduction in the amount of outstanding debt. Since November 2011, the Company has paid approximately $4,106,000 in principal payments, including forgiveness of certain commitment fees related to the modification of the Thermo loan. Interest expense related to the Thermo loan decreased by $161,000 and $277,000, respectively for the three and six months ended November 30, 2012 compared to the same periods in the prior fiscal year, due to approximately $3,526,000 in principal payments made since November 30, 2011, including forgiveness of approximately $158,000 in commitment fees related to this loan.

Income Tax Provision for the Three and Six Months ended November 30, 2012 and November 30, 2011

The majority of the income tax expense recorded for the three and six months ended November 30, 2012 and 2011 is related to the Texas margin tax, which was initially implemented by the State of Texas effective January 1, 2008. In the three months ended November 30, 2012 and 2011, the Company recorded approximately $61,000 and $41,000, respectively in state tax expenses. In the six months ended November 30, 2012 and 2011, the Company recorded approximately $122,000 and $82,000, respectively in state tax expenses. The margin tax is calculated by using the Company’s gross receipts from business conducted in Texas each fiscal year less a cost of goods sold deduction. The margin tax is due and payable to the State of Texas each year in May. In addition, the Company recorded a federal alternative minimum tax (“AMT”) liability of approximately $65,000 in the three and six months ended November 30, 2011 due to the income generated from the financial results of the settlement with AT&T. The AMT tax rules do not allow the taxable income to be offset by the full amount of the Company’s net operating losses. Alternative minimum taxes are due and payable to the Internal Revenue Service on a quarterly basis.

Financial Condition as of November 30, 2012

(dollars in thousands)	Six Months Ended
	November 30,	November 30,	2012 vs 2011
	2012	2011	$ Change	% Change

Cash (used in) provided by operating activities	$(201)	$1,240	$(1,441)	-116%
Cash provided by (used in) investing activities	973	(210)	1,183	563%
Cash used in financing activities	(1,488)	(835)	(653)	78%
Net increase (decrease) in cash	$(716)	$195	$(911)	-467%

Liquidity and Capital Resources

As of November 30, 2012, the Company had approximately $1,257,000 cash on hand and working capital deficit of approximately $10,239,000 compared to a working capital deficit of approximately $11,662,000 as of May 31, 2012. During the six months ended November 30, 2012, the Company had sufficient funds to pay its trade payable obligations, make payments against its debt and continue its investment in inventory to support its business operations. Furthermore, in the six months ended November 30, 2012, the Company paid approximately $77,000 related to its 2012 Texas margin tax obligation and $150,000 against PCI’s Texas sales and use tax audit obligation.

Throughout the second half of fiscal year 2012 and through the date of this Report, the Company has been working to secure a new credit facility to replace its existing credit facility with Thermo Credit, LLC (“Thermo”) after Thermo ceased being able to advance additional funds to and notified the Company that it needed to exit this credit facility. On March 14, 2012, effective February 29, 2012, the Company and Thermo entered into Waiver and Amendment No. 5 to the Loan and Security Agreement. Under the agreement, the Company was immediately required to pay Thermo $2,000,000 applied against the principal of the loan. The amendment also waived all financial covenant defaults for the third and fourth fiscal quarters ending February 29, 2012, and May 31, 2012, respectively and would not accelerate the collection of the loan through August 31, 2012, provided certain financial performance targets are met during the fourth fiscal quarter ending May 31, 2012. Furthermore, Thermo was no longer obligated to advance any additional funds that may come available under the revolving credit facility (see Note 11 – “Current Debt” for more information on the Waiver and Amendment No. 5 to the Loan and Security Agreement). Although the Company made the required $2,000,000 cash payment on March 14, 2012, the Company did not meet all of the requirements under Amendment No. 5 during its fourth fiscal quarter ending May 31, 2012 and was not able to refinance its existing real estate loans and pay Thermo an additional $1,400,000 by July 15, 2012. However, as a result of the recent sale of the Company’s two-way business (see Note 3 – “Discontinued Two-Way Operations” for more information on the sale of the two-way business), the Company was able to pay Thermo approximately $1,001,000 on August 14, 2012. On September 10, 2012 the Company received a Formal Notice of Maturity (the “Letter”) from Thermo which notified the Company the revolving credit facility had matured by its terms on August 31, 2012, and therefore under the terms of the facility, Thermo had the right to demand payment for all obligations due and payable under the credit revolving facility by September 17, 2012. Thermo further reserved all rights and remedies available to it under the documents and agreements in connection with the revolving credit facility. Even though Thermo was reserving its rights under the agreement and revolving credit facility, the Letter did not constitute a notification to the Company that Thermo was commencing the exercise of any of its rights and remedies. As of the date of this Report, Thermo has not commenced any actions against the Company and is continuing to negotiate terms of settling this obligation with the Company and its prospective new senior lender.

In addition, the Company’s real estate loans with East West Bank and Jardine Capital Corporation initially matured on May 3, 2012. Both lenders have granted several extensions of the maturity date of their respective loans. As of the date of this Report, East West Bank and Jardine Capital Corporation have granted extensions through February 3, 2013 and January 30, 2013, respectively to allow additional time for the Company to locate a new real estate lender. Because the Company has not resolved its senior debt issues with a potential new lender and just recently resolved its sales tax obligation with the State of Texas, the Company has not secured a commitment from a new lender for financing its real estate. As of the date of this Report, the outstanding balance of the East West Bank and Jardine Capital Corporation debt totaled approximately, $2,077,000 and $537,000, respectively.

Furthermore, as of November 30, 2012 the Company has recorded total sales tax, interest and penalty charges of approximately $1,907,000 as a result of the State of Texas (the “State”) sales and use tax audit of PCI for the periods covering January 1, 2006 through October 31, 2009. In June 2012, the audit was completed and the Company was noticed of its sales and use tax obligation to the State, which was due and payable on or before July 23, 2012. Since the Company did not have the means to pay the entire debt obligation by that date, the Company petitioned the State for a redetermination hearing on July 9, 2012 related to the PCI sales and use tax audit. The redetermination letter submitted to the State included a request for a repayment agreement and a waiver of penalty and interest among other items. In addition, on September 20, 2012, the Company submitted a formal compromise and payment agreement request to the State in an effort to forego the lengthy redetermination process and settle the sales tax obligation expeditiously. The Company requested the State to reduce the total tax assessment including interest and penalty to $1,250,000 and to grant a thirty-six month payment agreement. On January 7, 2013, the Company and the State executed a settlement agreement, whereby the Company agreed to settle its approximately $1,911,000 tax liability, which included penalties and interest assessed through January 3, 2013 of approximately $498,000, by making a series of payments to the State totaling approximately $1,414,000. Through November 30, 2012, the Company has voluntarily paid $150,000 to the State against this tax liability and as part of the settlement the State has agreed to apply those payments against the total amount due (see Note 19 – “Subsequent Event” for more information on the sales tax settlement agreement with the State). As of November 30, 2012, the Company’s remaining accrued sales tax liability related to the 2006-2009 sales tax audit is approximately $1,757,000, including penalties and interest of $493,000. Following the settlement agreement reached with the State, the Company made a payment of $475,000 against this obligation on January 10, 2013. As of the date of this Report, the remaining tax obligation recorded by the Company is $1,286,000, including a contingent obligation for penalties and interest of approximately $498,000. The State has agreed to waive all penalties and interest if the Company makes all remaining payments due to the State under the settlement agreement. As of the date of this Report, $789,000 in total obligations remains to satisfy the terms of the settlement. The State has agreed to allow the Company to pay this balance in 35 monthly installments of $22,000 each beginning February 15, 2013, with a final payment of $18,888.10 due January 15, 2016.

Due to all of these events, the Company is diligently working to secure new debt financing to continue to support the Company’s businesses and meet all of its financial obligations. The Company executed a term sheet with a prospective new lender on August 1, 2012 and is continuing to negotiate the final loan facility. The Company, Thermo and the prospective new lender have negotiated the structure and terms of the new debt facilities extensively but cannot estimate when or if the loan will close. The Company recognizes that its cellular operations continue to financially support the operations of the entire Company, but does not foresee any material increases in income from its cellular operations in the near future, due to the lack of customer demand and the increasing and substantial costs to acquire new customers and keep existing subscribers due the Company subsidizing a large portion of the cost of the customer’s phone. Though it can provide no assurance as to the successful conclusion of the financing, the Company is optimistic its wholesale business will be successful in increasing its revenues and profits since it has secured a variety of cellular handset, cellular accessory and car audio distribution agreements. Furthermore, the Company is aggressively looking to reduce costs in all of its business units, as well as eliminating certain corporate overhead expenses to maximize income. The Company can provide no assurance that it will be able to close the new senior debt financing that it is currently negotiating or that such loan will provide sufficient proceeds to settle the Thermo debt; nor can it provide any assurance that upon resolving the debt with Thermo, the Company can obtain new financing against its real estate to settle the obligations due to the Company’s current real estate lenders. Although Thermo has formally noticed the Company the revolving credit facility balance has matured and due and payable, the Company is hopeful Thermo will allow the Company the time to finalize new credit facility rather than act upon its rights under the debt agreement. Furthermore, it is unlikely the Company will refinance its current real estate debt until it has closed on a new senior debt facility and settled its obligations with Thermo, and no assurance can be provided that the Company’s current real estate lenders will not take action against the Company and the underlying real estate collateral. Further acceleration or collection actions taken by Thermo or either real estate lender prior to the Company being able to secure the new debt financing would likely result in the Company being forced to seek protection from its creditors or turn over its collateral, which in the case of Thermo, collectively comprises all of the assets of the Company.

Operating Activities

The decrease in cash provided by the operating activities for the six months ended November 30, 2012 compared to the six months ended November 30, 2011 is primarily due to payments made against the Company’s trade payables, which included an approximately $1,000,000 increase in payments made to AT&T related to their share of the cellular service customer billings. Prior to the settlement with AT&T in November 2011, the Company delayed the payment of AT&T’s portion of the certain cellular service customer billings in the six months ended November 30, 2011. The Company also made payments totaling $150,000 against PCI’s sales and use tax obligation (see Note 10 – “Texas Sales and Use Tax Obligation” for more information on PCI’s sales tax obligation) in the six months ended November 30, 2012. Furthermore, the Company experienced a reduction in accrued expenses and a decrease of sales of inventory in the six months ended November 30, 2012 compared to the same period in the prior fiscal year.

Investing Activities

The increase in cash provided by investing activities for the six months ended November 30, 2012 compared to the six months ended November 30, 2011 is attributable to proceeds of approximately $1,170,000 the Company received from the sale of its two-way business in August 2012.

Financing Activities

The increase in cash used in financing activities for the six months ended November 30, 2012 compared to the six months ended November 30, 2011 is primarily due to the $1,001,000 payment made against the Thermo revolving credit facility as a result of the sale of the Company’s two-way business in August 2012. The Company was required to use the proceeds it received from the sale to pay down the Thermo debt obligation. In addition, the Company incurred costs to acquire the Company’s potential new debt facility, which also increased the cash used in financing activities for the six months ended November 30, 2012 compared to the same period in the prior fiscal year.

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

Accounts receivable are presented net of an allowance for doubtful accounts of $132,000 and $150,000 at November 30, 2012, and May 31, 2012, respectively. Based on the information available, management believes the allowance for doubtful accounts as of those periods are adequate; however, actual write-offs may exceed the recorded allowance.

Reserve for Inventory Obsolescence: Inventories are stated at the lower of cost (on a moving average basis, which approximates actual cost determined on a first-in, first-out (“FIFO”) basis), or fair market value and are comprised of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors including recent sales trends, industry market conditions and economic conditions. In assessing the reserve, management also considers price protection amounts it expects to recover from certain vendors when the vendor reduces cost on certain items shortly after they are purchased by the Company. Additionally, management records specific valuation allowances for discontinued inventory based on its prior experience liquidating this type of inventory. Through the Company’s wholesale and internet distribution channels, it has been successful liquidating the majority of any inventory that becomes obsolete at or near its cost basis if marketed soon after such obsolescence is determined. The Company has many different cellular handset, radio and other electronics suppliers, all of which provide reasonable notification of model changes, which allows the Company to minimize its level of discontinued or obsolete inventory. Inventories are presented net of a reserve for obsolescence of approximately $255,000 and $155,000 at November 30, 2012, and May 31, 2012, respectively. Actual results could differ from those estimates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We did not have any foreign currency hedges or other derivative financial instruments as of November 30, 2012. We did not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted in the United States and any sales to overseas clients are denominated in US dollars (“USD”); therefore, the Company is not subject to material foreign currency exchange rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, the Company conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer (the “Certifying Officers”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Certifying Officers concluded that, as of November 30, 2012, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of interim or annual financial statements will not be prevented or detected on a timely basis by the company’s internal controls. Management concluded the following control deficiency constituted a material weakness as of November 30, 2010. Subsequent to that date, the Company was able to remediate certain control deficiencies, but determined this identified area is still considered a material weakness as of November 30, 2012, due to certain control deficiencies that have not been alleviated, as of the date of this Report.

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

•	The Company’s billing system was modified to default to the maximum sales tax rate allowed by the State of Texas, unless a more correct rate was able to be determined through a specific review of customer information and the products and services being billed.

•	The Company’s billing system was set to default to apply sales tax to all sales transactions and access to make changes to the tax status in the billing system was limited to group of trained and experienced personnel responsible for verification of customer exemption status.

•	Responsibility for sales tax processing was transferred from the Company’s information technology department to the finance department under the direction of personnel with expertise in sales and use tax compliance. In addition, a sales tax consulting firm was engaged to provide support for specific applications of sales and use taxes related to the Company’s sales transactions.

•	Established a monthly process to manually recompute the taxes on a random sampling of invoices to ensure that the billing system computations are correct.

•	A sales tax consulting firm has been engaged to integrate a sales tax processing system into the Company’s billing system that will maintain current tax rates and automatically determine taxability of products or services when they are invoiced.

In fiscal year 2011, the Company completed all of the initial remediation steps listed above with the exception of implementing a third party sales tax processing system. The Company has been in discussions with several tax software companies and has reviewed different tax software packages to determine which application will work best with the Company’s business transactions, as well as determine which packages are financially feasible for the Company to implement. After further internal testing of the remediation steps completed to date, the Company determined certain steps have not been executed completely and continued to have control deficiencies. Additionally, as a result of the tax audit of PCI, certain issues were identified in the Company’s ability to compute and remit use taxes related to certain services that it purchases as well as other issues that were identified in the Company’s review and authentication of certain customer exemption forms. The Company is currently working on processes and procedures to fully revise and implement the remediation steps that had been previously identified and will focus on identifying additional remediation steps in an effort to resolve the material weaknesses in internal control over financial reporting as related to sales and use tax compliance matters. Due to the Company’s current financial condition, the Company has been unable to implement a sales tax calculation database but intends to do so as soon as practicable.

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

On November 3, 2011, a patent infringement action was filed in the U.S. District Court for the Eastern District of Texas, by GeoTag, Inc. v. Eye Care Centers of America, Inc., et al., which named the Company and numerous others, alleging that features of certain of the defendant’s e-commerce websites infringe U.S. Patent No. 5,930,474, entitled “Internet Organizer for Accessing Geographically and Topically Based Information.” Specifically, the infringement claim states that the Company’s store locator tool on its website violates this GeoTag patent. As the plaintiff, GeoTag is seeking relief including damages for the alleged infringement, costs, expenses and pre- and post-judgment interest and injunctive relief. As of the date of this Report, the Company has learned that this patent litigation is one of at least 20 such actions brought thus far by GeoTag and has resulted in over 400 companies across the United States being named in various similar suits, including many corporations and retail chains much larger than Teletouch, such as, Best Buy, Nordstrom, Starbucks, Target, 7-Eleven, Inc., Bally Total Fitness Corp., Hallmark Cards, Inc., Rolex, American Greetings Corporation, Guitar Center, Inc., Crabtree & Evelyn, Merle Norman Cosmetics, Sephora USA, Inc., Great Clips, Inc., The Body Shop, Yellow Book and numerous others. Microsoft Corp. and Google, Inc. have brought a joint action against GeoTag to invalidate the so-called “474 patent.” The U.S. District Court for the Eastern District of Texas had previously set a trial date of October 7, 2013. On January 15, 2013, the case was transferred from Judge Michael Schneider to Judge Rodney Gilstrap, and a new trial date will be determined. As of the date of this Report, no trial date has been set. The Company denies that it is violating GeoTag’s patent, and intends to vigorously defend the matter.

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

As of November 30, 2012, the Company has approximately $1,257,000 cash on hand, a working capital deficit of approximately $10,239,000 (primarily due to all of the Company’s debt being current at the close of the period, as further described herein below) and a related shareholders’ deficit of approximately $6,752,000. Included in the working capital deficit are debt obligations of approximately $9,655,000, including senior revolving credit debt of approximately $7,022,000 with Thermo Credit, LLC (“Thermo”) and real estate loans totaling approximately $2,633,000. Also included in this working capital deficit is the current portion of a Texas sales and use tax obligation totaling approximately $695,000 related to the results of a State of Texas (the “State”) tax audit of the Company’s wholly owned subsidiary, PCI, for the period January 2006 through October 2009, as well as an additional $335,000 of estimated tax liability related to similar tax issues that are believed to have continued beyond the current tax audit period (see Note 9 – “Accrued Expenses and Other Current Liabilities,” Note 10 – “Texas Sales and Use Tax Obligation” and Note 19 “Subsequent Event” for further discussion of this sales tax liability). As discussed further below, the Company is dependent on raising additional debt and / or equity financing to resolve its current debt obligations to maintain sufficient cash to continue operations over the next twelve months.

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

Additionally, the Company’s real estate loans with East West Bank, a wholly owned subsidiary of East West Bancorp, and Jardine Capital Corporation initially matured on May 3, 2012. As of the date of this Report, East West Bank and Jardine Capital Corporation granted extensions through February 3, 2013 and January 30, 2013, respectively. The Company can provide no assurance that further extensions will be granted by either lender, but through the date of this Report neither lender has exercised any of its rights and remedies upon prior maturity dates. As of the date of this Report, the outstanding balance of the East West Bank and Jardine Capital Corporation debt totaled approximately, $2,077,000 and $537,000, respectively.

The total debt outstanding combined with the Company’s previously reported fiscal year 2012 operating results and the issues identified in the sales tax audit of PCI have created challenges in securing new financing. The Company previously reported that its new loan facility would close by late October 2012, but due to continuing negotiations between the Company, Thermo and its prospective new senior lender, the Company cannot estimate when or if this loan can be closed. Aside from negotiating acceptable settlement terms with Thermo, the Company is not aware of any other matters that would prevent it from closing on this new loan. The terms of this new loan, as outlined in the term sheet, contemplate a slightly higher cost of financing under the new loan as compared to the Company’s current loan with Thermo, but these terms will continue to be negotiated through the final loan documents. The Company can provide no assurance that it will be able to close this new loan or that it would be able to find an alternate lender to provide a similar amount of financing against the Company’s assets or that such financing will be sufficient to settle its obligation to Thermo. No assurance can be provided that Thermo will not take action against the Company and the underlying collateral until the Company can execute a new debt facility to pay off the Thermo debt. Further, it is unlikely the Company will be able to refinance its current real estate debt until such time as its senior debt obligation with Thermo is settled and a new senior loan facility is in place, and no assurance can be provided that these lenders will not take action against the Company and the underlying real estate collateral. Further acceleration or collection actions taken by Thermo or either real estate lender prior to the Company being able to secure the new financing would likely result in the Company being forced to seek protection from its creditors or turn over its collateral, which in the case of Thermo, collectively comprises all of the assets of the Company.

During fiscal year 2012 and through November 30, 2012, the Company has recorded total sales tax, interest and penalty charges of approximately $2,242,000 ($1,907,000 related to the completed audit and $335,000 accrued for similar issues that continued after the audit period) as a result of the State of Texas (the “State”) sales and use tax audit of PCI, as discussed above. In June 2012, the sales and use tax audit of PCI for the periods covering January 1, 2006 through October 31, 2009 was completed and the Company was noticed that its sales and use tax obligation to the State was due and payable on July 23, 2012. Since the Company did not have the means to pay the entire tax obligation by that date, the Company petitioned the State for a redetermination hearing related to the PCI sales and use tax audit on July 9, 2012. The redetermination letter submitted to the State included a request for a re-payment agreement and a waiver of penalty and interest among other items. In addition, on September 20, 2012, the Company submitted a formal compromise and payment agreement request to the State in an effort to forego the lengthy redetermination process and settle the sales tax obligation expeditiously. In this request, the Company proposed the State to agree to reduce the total tax assessment including interest and penalty to $1,250,000 and grant thirty-six month repayment terms. On January 7, 2013, the Company and the State executed a settlement agreement, whereby the Company agreed to settle its approximately $1,911,000 tax liability, which included penalties and interest assessed through January 3, 2013 of approximately $498,000, by making a series of payments to the State totaling approximately $1,414,000, which is the amount of sales and use tax assessed for the tax audit period excluding all penalties and interest (see Note 19 – “Subsequent Event” for more information on the sales tax settlement agreement with the State).

The Company has been advised by counsel that it can seek recovery of taxes that were not billed or collected from its customers and suppliers beginning in January 2006 and intends to make every reasonable effort to pursue the collection of such taxes. Based on a detailed review of all currently available cellular billings from August 2006 through October 2009, and a review of certain equipment sales invoices from January 2006 through October 2009, the Company has determined the total unbilled and uncollected sales tax is approximately $1,785,000 that the Company will pursue for recovery. There can be no assurance that the Company’s recovery efforts will be successful, nor can the Company estimate an amount of recovery expected from such efforts at this time.

The Company has been focused on improving its operating results to attract new lenders to the Company since it became aware of Thermo’s intent to accelerate the Company’s senior debt earlier in calendar year 2012. Excluding the $10,000,000 gain and other operating expenses of approximately $1,400,000 related to management bonuses awarded as a result of the settlement with AT&T in November 2011, the Company was successful in improving its underlying operating results from its continuing operations in the three and six months ended November 30, 2012 compared to the same period from the prior fiscal year. This is primarily the result of price increases implemented on certain services and fees billed to the Company’s cellular subscriber base in the fourth quarter of fiscal year 2012, intentional cost reduction measures taken in all areas of the Company and limits imposed on the number of subsidized handsets sold to new and existing cellular subscribers. Along with the closing of four Hawk branded stores in June 2012 and the sale of the two-way business in August 2012, these actions are part of the Company’s overall strategic plan to transition the business away from its declining cellular services business to a focus on large scale wholesale distribution of cellular phones and accessories. This transition to a new business model has been slowed by the Company’s lack of available working capital to invest in the additional inventory and other resources required to improve sales and margins in the wholesale business. The Company is continuing to see erosion in cellular services revenues and profits due to continued losses of subscribers while it is incurring the added costs of activating new cellular subscribers and upgrading existing subscribers to new phones to keep them as customers to maintain as many cellular subscribers as it can during the remaining term of its distribution agreement with AT&T (agreement expires November 2014). Due to the greatly increased subsidies required by offering the iPhone, subscribers choosing to activate an iPhone have a higher cost of acquisition, requiring a longer time to become profitable to the Company.

The Company’s plan is to enhance and expand its wholesale distribution business to improve profitability of the Company. Although the Company was successful in securing a variety of key supplier relationships, including distribution agreements with TCT Mobile Multinational, Limited and Unimax Communications, Inc. to sell and distribute their respective cellular handsets, to date, the Company has not achieved the sales growth it expected from any of the new product lines primarily due to increased market competition and customers delaying and reducing their purchasing volumes, which the Company believes is directly related to current economic conditions. The Company still believes the recent hiring of key personnel with experience in large scale cellular equipment distribution will help provide a solid foundation upon which to expand the Company’s wholesale business once the Company can determine the correct product mix and pricing to generate the profits it expects and needs to earn in the wholesale cellular electronics and car audio markets. The Company’s current emphasis is on finding wholesale products that will maximize its profits quickly and support large volume distribution. However, to be successful, the Company must solve its current liquidity issues and secure a new lender that is capable of providing the necessary financing to fund the additional inventory and extension of credit that will be required to grow the wholesale distribution business. No assurance can be provided the Company will be able to increase sales or margins in its wholesale business as a result of any of the distribution agreements it has secured even if the appropriate working capital is made available to the Company. Nor can there be any assurance provided that the wholesale business units can be grown quickly enough to provide sufficient earnings to offset the expected loss of earnings from the cellular business. Therefore, with new financing in place, the Company will be prepared to continue to reduce costs to the levels necessary to meet its financial obligations as they come due. Without new financing, the Company cannot meet its current financial obligations.

As a result of the above conditions and in accordance with generally accepted accounting principles in the United States, there exists substantial doubt about the Company’s ability to continue as a going concern.

Due to uncertainty in the application and interpretation of applicable state sales tax laws, we may be exposed to additional sales tax liability.

In October 2010, the State of Texas (the “State”) began conducting a sales and use tax audit of the Company’s subsidiary, PCI, covering the period from January 2006 to October 2009. On March 27, 2012, the Company received a summary of the errors identified by the State auditor on selected billing statements and invoices, which further included computations of these errors extrapolated over the respective total billings and purchases for the audit period. Based on the information provided by the State, the Company recorded a sales and use tax liability of approximately $1,850,000, including approximately $443,000 in penalties and interest that were expected to be assessed by the State in its third quarter ending February 29, 2012 consolidated financial statements. On June 11, 2012, the Company received notice from the State the sales and use tax audit was complete. As a result of the final audit assessments provided by the State, the Company adjusted its sales and use tax liability related to the tax audit to reflect a total obligation of approximately $1,880,000, including approximately $466,000 in assessed penalties and interest. The sales and use tax assessed by the State, before penalties and interest, totaled approximately $1,414,000 for the tax audit period, and was comprised of approximately $6,000 of use tax related to fixed asset purchases, $126,000 of use tax due on various services purchased by the Company, $637,000 of under billed sales taxes related to cellular services billings and $645,000 of under billed sales taxes related to other billings. On January 7, 2013, the Company and the State executed a settlement agreement, whereby the Company agreed to settle its approximately $1,911,000 tax liability, which included penalties and interest assessed through January 3, 2013 of approximately $498,000, by making a series of payments to the State totaling approximately $1,414,000. If the Company fails to make any of the payments due under the agreement, the full assessment of the original tax obligation will become due and payable with any additional penalties and interest that may have accrued. Through November 30, 2012, the Company has paid a total of $150,000 against the sales and use tax obligation and the State has agreed to apply those payments against the total tax liability (see Note 19 – “Subsequent Event” for more information on the sales tax settlement agreement with the State). Although the Company intends to comply with the terms of the tax settlement agreement with the State, the Company can provide no assurance the full obligation will not be assessed if the payments terms as described in the agreement are not followed.

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

The Company has estimated its potential sales and use tax exposure to be between $335,000 and $458,000, including estimated penalties and interest of approximately $52,000 and $66,000, respectively, through November 30, 2012. This estimate covers all periods following the completed sales tax audit period through the date that each identified tax issue was corrected by the Company. Since the Company cannot predict the outcome of a future sales tax audit, it has recorded the low end of the estimated loss in its consolidated financials as of November 30, 2012. The Company’s estimate of the low end of the range of potential liability considered only the errors identified in the completed sales tax audit whereas the high end of the range was estimated using a conservative application of sales tax rates on the majority of the cellular services billed from November 2010, the end of the recently completed audit period, through October 2011, the month that the identified tax issues were remediated by the Company. The actual liability, as a result of a future tax audit, could fall outside of our estimated range due to items that could be identified during an audit but not considered by us.

On January 15, 2013, the Company was noticed by the State of Texas that it was preparing for a sales and use tax audit of PCI for the periods beginning November 2009 and forward, but as of the date of this Report this audit has not started.

Furthermore, the Teletouch Communications, Inc. entity is currently undergoing a Texas sales and use tax audit. The audit began on October 15, 2012 and will cover the period June 1, 2008 through May 31, 2012. This includes a sales and use tax audit of the Company’s two-way business and corporate purchases. The Company does not anticipate the audit to be as complex or lengthy as the PCI audit since the two-way business had significantly fewer transactions than the PCI business units. The previous sales and use tax audit assessment for Teletouch Communications, Inc. was approximately $47,000, including $11,000 in penalties and interest and covered the period June 1, 2004 through May 31, 2008. As of the date of this Report, the Company cannot predict the outcome of the future Teletouch audit and the amount of a potential obligation cannot be reasonable estimated. In addition, Teletouch can provide no assurance the results of the current audit will be similar to its previous sales tax audit.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Mine Safety Disclosures

Not Applicable

Item 5.    Other Information

None

Item 6.  Exhibits

Exhibit
Number	Title of Exhibit
2.1	Tax Settlment Agreement dated January 7, 2013 (incorporated by reference from the 8-K filed with the SEC on January 11, 2013)
31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1	Certification pursuant to 1350, Chapter 63, Title 18 of United States Code
32.2	Certification pursuant to 1350, Chapter 63, Title 18 of United States Code
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 22, 2013	TELETOUCH COMMUNICATIONS, INC.

	By:	/s/ Robert M. McMurrey
Robert M. McMurrey
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Douglas E. Sloan
Douglas E. Sloan
Chief Financial Officer
(Principal Financial and Accounting Officer)

