Form 10-Q
period 2013-02-28
TELETOUCH COMMUNICATIONS INC
filed 2013-04-15
CIK 928659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2013

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

On April 12, 2013, the Company had 49,272,733 shares of its common stock outstanding.

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

ASSETS

	February 28,	May 31,
	2013	2012
CURRENT ASSETS:

Cash	$756	$1,973
Restricted cash-sale of discontinued two-way operations	13	-
Certificates of deposit-restricted	25	25
Accounts receivable, net of allowance of $142 at February 28, 2013 and $150 at May 31, 2012	2,111	2,296
Unbilled accounts receivable	1,389	1,785
Inventories, net of reserve of $186 at February 28, 2013 and $155 at May 31, 2012	418	836
Prepaid expenses and other current assets	321	738
Current assets held for sale	-	1,161
Total Current Assets	5,033	8,814

ASSETS HELD FOR SALE	-	736

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $4,789 at February 28, 2013 and $5,038 at May 31, 2012	2,011	2,124

INTANGIBLE ASSETS, net of accumulated amortization of $11,165 at February 28, 2013 and $10,602 at May 31, 2012	3,341	2,615

TOTAL ASSETS	$10,385	$14,289

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	February 28,	May 31,
	2013	2012
CURRENT LIABILITIES:

Accounts payable	$3,071	$4,402
Accrued expenses and other current liabilities	2,592	2,928
Accrued Texas sales and use tax obligation	-	1,880
Current portion of long-term debt	3,129	10,932
Current portion of Texas sales and use tax obligation	264	-
Current portion of trademark purchase obligation	100	100
Deferred revenue	72	117
Current liabilities held for sale	-	117
Total Current Liabilities	9,228	20,476

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	6,690	-
Long-term Texas sales and use tax obligation, net of current portion	1,001	-
Long-term trademark purchase obligation, net of current portion	-	100
Total Long Term Liabilities	7,691	100

TOTAL LIABILITIES	16,919	20,576

COMMITMENTS AND CONTINGENCIES (NOTE 15)	-	-

SHAREHOLDERS' DEFICIT:
Common stock, $.001 par value, 70,000,000 shares authorized, 50,449,920 shares issued and 49,272,733 shares outstanding at February 28, 2013 and May 31, 2012	51	50
Additional paid-in capital	52,247	51,873
Treasury stock, 1,177,187 shares held at February 28, 2013 and May 31, 2012	(216)	(216)
Accumulated deficit	(58,616)	(57,994)
Total Shareholders' Deficit	(6,534)	(6,287)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$10,385	$14,289

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012

Operating revenues:
Service revenue	$3,207	$3,620	$10,341	$11,598
Product sales revenue	1,510	1,646	4,599	7,428
Total operating revenues	4,717	5,266	14,940	19,026

Operating expenses:
Cost of service (exclusive of depreciation and amortization included below)	645	943	1,985	2,888
Cost of products sold	1,608	1,848	4,762	7,615
Selling and general and administrative	2,297	3,040	7,394	10,191
Depreciation and amortization	221	213	667	825
Texas sales and use tax audit assessment	-	1,850	-	1,850
Gain on settlement with AT&T (Note 4)	(120)	(168)	(397)	(10,168)
Gain on settlement with vendor (Note 6)	(161)	-	(161)	-
Gain on disposal of assets	(61)	(34)	(32)	(34)
Total operating expenses	4,429	7,692	14,218	13,167
Income (loss) from continuing operations	288	(2,426)	722	5,859

Interest expense, net	(419)	(417)	(1,197)	(1,467)

Income (loss) from continuing operations before income tax expense	(131)	(2,843)	(475)	4,392
Income tax expense	56	43	199	177
Income (loss) from continuing operations	(187)	(2,886)	(674)	4,215

Gain on sale of assets related to discontinued two-way operations	197	-	39	-
Income (loss) from discontinued two-way operations	-	(115)	28	(187)
Income tax expense from discontinued two-way operations	-	6	15	19
Income (loss) from discontinued two-way operations	197	(121)	52	(206)

Net Income (loss)	$10	$(3,007)	$(622)	$4,009

Basic income (loss) per share applicable to common shareholders:
Continuing operations	$0.00	$(0.06)	$(0.01)	$0.08
Discontinued operations	$0.00	$0.00	$0.00	$0.00

Diluted income (loss) per share applicable to common shareholders:
Continuing operations	$0.00	$(0.06)	$(0.01)	$0.08
Discontinued operations	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding:
Basic	48,860,201	48,742,335	48,781,192	48,740,231
Diluted	50,728,860	48,742,335	48,781,192	52,006,438

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	February 28,	February 29,
	2013	2012
Operating Activities:
Net income (loss)	$(622)	$4,009
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	685	899
Non-cash gain on forgiveness of trade payable obligation to AT&T	-	(5,000)
Non-cash compensation expense	173	296
Non-cash interest expense	62	25
Provision for losses on accounts receivable	186	310
Provision for inventory obsolescence	97	97
Gain on sale of assests related to discontinued two-way business	(39)	-
Gain on disposal of assets	(32)	(34)
Changes in operating assets and liabilities:
Accounts receivable	725	(266)
Inventories	447	(317)
Prepaid expenses and other assets	426	(94)
Accounts payable	(1,330)	1,595
Accrued expenses and other current liabilities	(459)	931
Texas sales and use tax obligation voluntary payments	(150)	1,850
Deferred revenue	(48)	(91)
Net cash provided by operating activities	121	4,210

Investing Activities:
Purchases of property and equipment	(74)	(144)
Purchase of intangible asset	(75)	(4)
Restricted cash - discontinued two-way operations	(13)	-
Redemption of certificates of deposit	-	25
Net proceeds from insurance claims	-	33
Proceeds from sale of assets	80	-
Proceeds from sale of two-way operations	1,466	-
Payments on Trademark License	(100)	(150)
Receipts from notes receivable	-	1
Net cash provided by (used in) investing activities	1,284	(239)

Financing Activities:
Payments on current debt	(5,473)	(1,339)
Proceeds from issuance of long-term debt	4,300	-
Payments on Texas sales and use tax obligation	(497)	-
Proceeds from exercise on non-employee stock options	-	1
Deferred financing costs	(952)	-
Net cash used in financing activities	(2,622)	(1,338)

Net (decrease) increase in cash	(1,217)	2,633
Cash at beginning of period	1,973	2,239

Cash at end of period	$756	$4,872
Supplemental Cash Flow Data:

Cash payments for interest	$1,135	$1,442
Cash payments for income taxes	$211	$6
Non-Cash Transactions:
Capitalization of loan origination fees - deferred fees	$60	$-
Capitalization of loan origination fees - common stock issued to lender	$203	$-
Forgiveness of loan origination fees	$-	$158

See Accompanying Notes to Consolidated Financial Statements

TELETOUCH COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF BUSINESS

Basis of Presentation: Teletouch Communications, Inc. (“Teletouch”) was incorporated under the laws of the State of Delaware on July 19, 1994, and its corporate headquarters are in Fort Worth, Texas. The consolidated financial statements include the consolidated accounts of Teletouch and our wholly-owned subsidiary, Progressive Concepts, Inc., a Texas corporation (“PCI,” together with the “Company”). PCI is the primary operating business of Teletouch. In October 2012, the Company merged Teletouch Licenses, Inc., a Delaware corporation (“TLI”) and Visao Systems, Inc., a Delaware corporation (“Visao”) into Teletouch Communications, Inc. TLI was a company formed for the express purpose of owning all of the FCC licenses utilized by Teletouch to operate its two-way radio network. Following the sale of the two-way radio business on August 11, 2012 (see Note 3 – “Discontinued Two-Way Operations” for more information on the sale of the two-way business) and the related transfer of all of the Company’s remaining FCC licenses to the buyer, TLI remained a shell company with no other operations until the merger with Teletouch in October 2012. Visao was a company formed in 2004 to develop and distribute the Company’s telemetry products. The telemetry business was shutdown in 2006 and Visao was maintained as a shell company with no operations until the merger with Teletouch in October 2012. All significant intercompany accounts and transactions have been eliminated in consolidation.

Nature of Business: For over 48 years, Teletouch together with its predecessors has offered a comprehensive suite of telecommunications products and services including cellular, two-way radio, GPS-telemetry, wireless messaging and public safety equipment. As of February 28, 2013, the Company operated 8 “Hawk Electronics” branded in-line and free-standing stores and service centers in Texas. PCI is an Authorized Service Provider, billing agent and Exclusive Dealer of cellular voice, data and entertainment services though AT&T Mobility (“AT&T”) to consumers, businesses and government agencies and markets these services under the Hawk Electronics brand name. For over 28 years, PCI has offered various communication services on a direct bill basis and services 31,595 cellular subscribers as of February 28, 2013. PCI sells consumer electronics products and cellular services through its stores, Hawk-branded sub-agents stores, its own direct sales force and on the Internet at various sites, including its primary consumer-facing sites: www.hawkelectronics.com, www.hawkwireless.com and www.hawkexpress.com. The Company handles all aspects of the wireless customer relationship, including:

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

Financial Condition and Going Concern Discussion: As of February 28, 2013, the Company had approximately $756,000 cash on hand and a working capital deficit of approximately $4,195,000 compared to a working capital deficit of approximately $11,662,000 as of May 31, 2012. The reduction of the working capital deficit is attributable to the settlement agreement the Company entered into with the State of Texas related to PCI’s sales and use tax audit, closing on a new long-term credit facility with DCP Teletouch Lender, LLC (“DCP”) and using the proceeds to pay down and amend the current debt that was payable to Thermo Credit, LLC (“Thermo”) in the third quarter of fiscal year 2013 (see further discussion below). All of these events resulted in a reclassification of current debt to long-term debt and have improved the Company’s financial condition by now having new or restructured debt obligations that the Company expects to be able to service with cash on hand and cash generated through operations for the foreseeable future. During the nine months ended February 28, 2013, the Company had sufficient cash to pay its trade payable obligations as they came due, make all scheduled principal and interest payments against its debt and continue its investment in inventory to support its business operations. Furthermore, in the nine months ended February 28, 2013, the Company paid approximately $83,000 related to its 2012 Texas margin tax obligation and $647,000 against PCI’s Texas sales and use tax audit obligation.

In February 2012, Thermo notified the Company it would cease advancing any additional funds to the Company under its revolving credit facility and needed to exit the debt facility as soon as possible. Following this notice, the Company immediately began focusing on securing new debt financing to replace its existing debt facility with Thermo. On August 1, 2012, the Company executed a term sheet with DCP and on February 8, 2013, the Company entered into a Loan and Security Agreement (the “DCP Loan Agreement”) with DCP (see “DCP Revolving Credit Facility” in Note 12 for additional discussion on the terms of this new credit facility). The loan is facilitated through an asset-based revolving credit facility. The primary purpose of this new credit facility with DCP was to refinance and pay down a portion of the Company’s current indebtedness to Thermo under the terms of the April 30, 2008 Loan and Security Agreement by and between Teletouch, PCI and Thermo, as subsequently amended (the “Thermo Loan Agreement”). In order to facilitate the payment of the Company’s indebtedness to Thermo under the Thermo Loan Agreement, the parties to the Loan Agreement also entered into several amendments, subordination and other related agreements. Specifically, Teletouch, PCI and Thermo entered a certain Sixth Amendment to the Thermo Loan Agreement (“Amendment No. 6”). In addition, the parties also entered into a certain Subordination and Intercreditor Agreement by and between Thermo and DCP dated as of February 8, 2013 (the “Subordination Agreement”) for the purposes of subordinating Thermo’s security interest to that of DCP under the DCP Loan Agreement (see “Thermo Revolving Credit Facility” in Note 12 for additional discussion on the restructuring of this debt).

As a result of these financing and restructuring transactions, the Company was able to borrow $4,300,000 from DCP at closing, of which $4,000,000 was paid to Thermo against the outstanding balance of $7,148,000 owed against the Thermo Loan Agreement as of February 8, 2013. The remaining $3,148,000 due to Thermo became subordinated to DCP and is repayable under certain conditions as defined by the DCP Loan Agreement. If the now subordinated Thermo Loan Agreement is not repaid during the term the DCP Loan Agreement is outstanding, the remaining balance due to Thermo will be payable on August 1, 2016, which is six months following the January 31, 2016 maturity date of the optional extension under the DCP Loan Agreement.

As previously reported, in June 2012, the Company was assessed $1,880,000 by the State of Texas (the “State”) related to a sales and use tax audit of PCI for covering the periods from January 2006 through October 2009. On January 7, 2013, the Company and the State of Texas entered into a settlement agreement related to PCI’s sales and use tax audit obligation, whereby the Company agreed to settle its approximately $1,911,000 tax liability, which included penalties and interest assessed through January 3, 2013 of approximately $498,000, by making a series of payments to the State totaling approximately $1,414,000. Under the terms of the settlement agreement with the State, the Company was required to make a down payment against the sales tax liability of $625,000 on or before January 12, 2013 and make 35 monthly installments of $22,000 each beginning February 15, 2013, with a final payment of $18,888.10 due January 15, 2016. Prior to entering into this settlement agreement, the Company had voluntarily paid a total of $150,000 against this tax liability and the State allowed the Company to reduce its down payment by the full amount of the voluntary payments already made which resulted in the Company paying the $475,000 balance of the down payment in January 2013. The Company expects to be able to make these required payments to the State from cash provided by operations and has DCP’s consent to make such payments as they become due. See Note 11 for additional discussion related to the settlement of this tax obligation.

The Company has been advised by counsel that it can seek recovery of taxes that were not billed or collected from its customers and suppliers beginning in January 2006 and intends to make every reasonable effort to pursue the collection of such taxes. Based on a detailed review of all currently available cellular billings from August 2006 through October 2009, and a review of certain equipment sales invoices from January 2006 through October 2009, the Company has determined the total unbilled and uncollected sales tax is approximately $1,785,000 of the unbilled sales taxes that the Company will pursue for recovery. Invoices to current and former customers for these under-billed sales taxes are expected to be mailed during the fourth quarter of fiscal 2013. Under the terms of the DCP Loan Agreement, $400,000 was initially advanced to the Company as a supplemental advance and up to the first $400,000 collected from this sales tax recovery effort is required to be paid against this supplemental advance amount, with the balance of this supplemental advance to be paid down to $300,000 by May 9, 2013, $200,000 by June 8, 2013 and paid in full by July 8, 2013. The Company expects that sales tax recoveries will be sufficient to meet these repayment obligations to DCP as they come due or alternatively that it will have sufficient cash on hand to make these payments. There can be no assurance that the Company’s recovery efforts will be successful, nor can the Company estimate an amount of recovery expected from such efforts at this time.

The Company’s real estate loans with East West Bank and Jardine Capital Corporation initially matured on May 3, 2012. Both lenders have granted several extensions of the maturity date of their respective loans. As of the date of this Report, Jardine Capital Corporation has granted an extension of the maturity date of their loan through May 31, 2013, but the East West Bank loan matured on February 3, 2013 and an extension is being discussed but has not been granted. With the completion of the senior debt restructuring and the settlement of the sales tax obligation, the Company is optimistic it will be successful in securing a commitment from a new lender to finance its real estate, if needed. The Company has placed the real estate for sale and is currently negotiating a term sheet with a prospective buyer. If the real estate is sold, the Company expects the proceeds to be sufficient to pay the balance due on all of its current real estate debt. Based on the current appraisal of the real estate received in March 2013, the Company is looking to improve its operating cash positions by drawing on the equity (excess fair value over current debt owed against the real estate) in all of the Company’s real estate in Fort Worth, Texas (corporate office building on 6.0 acres, 6.93 acres of excess adjacent land and a free standing billboard on 0.08 acres of land) by selling the real estate (preferred option) or by refinancing the current debt. The Company can provide no assurance it will be successful in selling the real estate, securing new real estate financing or that East West Bank will be agreeable to extend the maturity date of their loan or that any further extensions from either mortgage lender will allow a sufficient amount of time for the Company to sell the real estate or close refinance the current debt before the current estate lenders take action against the Company and the underlying real estate collateral.

At May 31, 2012, the Company concluded and reported, that as a result of the financial condition of the Company and the amount of current debt that was unresolved at the time, that there was substantial doubt about the Company’s ability to continue as a going concern. As a result of the completion of all of the above mentioned events during the third quarter of fiscal 2013, the Company has made significant progress toward improving its financial condition and believes that it has the ability to service its current debt obligations as they become due with the exception of the real estate loans as discussed above. If either real estate lender decides to foreclose on the Company’s Fort Worth real estate, the Company believes that the fair market value of the properties sufficiently exceeds the amount of the debt and that the sale of these properties by either bank would extinguish all of the real estate debt. If this were to occur, the Company also believes that it has sufficient cash on hand and will generate sufficient cash from operations to support the relocation of the Company’s Fort Worth offices and warehouse and the expected costs of leasing a new facility.

The Company’s estimates of cash provided from operations is based on the successful execution of the current business plan by achieving planned sales and margins from its wholesale business or through aggressive cost reductions to manage cash flows from its declining cellular business. The Company can provide no assurance that it will be successful achieving its planned sales growth or that it can reduce costs to a level to maintain the needed cash flows to meet all of its obligations.

As a result of the above conditions and in accordance with generally accepted accounting principles in the United States, there continues to exist substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial condition and performance against its business plan, among other factors, will be considered at May 31, 2013 and, in conjunction with the Company’s auditors, the risk of the Company being unable to meet its future obligations will be re-assessed.

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

Certificates of Deposit-Restricted: From time to time, the Company is required to issue a standby letter of credit to a supplier to secure a credit line extended to the Company. In these instances, funds are deposited into a certificate of deposit and the bank issues a standby letter of credit to the supplier’s benefit. All such funds are reported as restricted funds until such time as the supplier releases its rights under the letter of credit. As of February 28, 2013 and May 31, 2012, the Company had a $25,000 certificate of deposit securing a standby letter of credit with a corporate credit card provider.

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

Accounts receivable are presented net of an allowance for doubtful accounts of $142,000 and $150,000 at February 28, 2013 and May 31, 2012, respectively. Based on the information available, management believes the allowance for doubtful accounts as of those periods are adequate; however, actual write-offs may exceed the recorded allowance.

The Company evaluates its write-offs on a monthly basis. The Company determines which accounts are uncollectible, and those balances are written-off against the Company’s allowance for doubtful accounts.

Reserve for Inventory Obsolescence: Inventories are stated at the lower of cost (primarily on a moving average basis), which approximates actual cost determined on a first-in, first-out (“FIFO”) basis, or fair market value and are comprised of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors including recent sales trends, age of the inventory, industry market conditions and economic conditions. In assessing the reserve, management also considers price protection credits the Company expects to recover from its vendors when the vendor cost on certain inventory items is reduced shortly after the purchase of the inventory by the Company. In addition, management establishes specific valuation allowances for discontinued inventory based on its prior experience liquidating this type of inventory. Through the Company’s wholesale and internet distribution channel, it is successful in liquidating inventory that becomes obsolete. The Company has many different cellular accessory and other electronics suppliers, all of which provide reasonable notification of model changes, which allows the Company to minimize its level of discontinued or obsolete inventory. Inventories are presented net of a reserve for obsolescence of $186,000 and $155,000 at February 28, 2013 and May 31, 2012, respectively. Actual results could differ from those estimates.

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

Indefinite Lived Intangible Assets: The Company’s indefinite lived intangible assets consist of two perpetual licenses purchased by PCI. In May 2010, PCI purchased a perpetual trademark license to use the trademark “Hawk Electronics” (see Note – 13 “Trademark Purchase Obligation” for additional discussion). Since it has been determined the trademark license has an indefinite useful life, the carrying value of the trademark license is not amortized over a specific period of time but instead is tested for impairment at least annually in accordance with the provisions of ASC 350. In January 2013, PCI entered into a Settlement and Patent License Agreement (the “GeoTag Agreement”) with GeoTag, Inc. (“GeoTag”) for the rights to use GeoTag’s patented store locater tool on any of the Company’s websites. PCI paid GeoTag $75,000 for the use of the perpetual patent license. In addition, the perpetual patent license is a royalty-free, non-exclusive license that PCI or any of its Affiliates (as defined in the GeoTag Agreement, but includes Teletouch) can use throughout the life of the GeoTag store locator patent.

The Company evaluated the Hawk Electronics perpetual trademark license asset at May 31, 2012, in accordance with ASC 350 and determined the fair value of the license exceeded its carrying value; therefore, no impairment was recorded. The fair value of the perpetual trademark license was based upon the discounted estimated future cash flows of the Company’s cellular business which is the primary beneficiary of the Hawk brand.

Furthermore, the Company evaluates the GeoTag perpetual patent license in a manner similar to the Hawk Electronics perpetual trademark license by assessing whether events and circumstances have occurred within the Company’s cellular business that would no longer support an indefinite life for either of the perpetual licenses.

No changes have occurred in the business during the three or nine months ended February 28, 2013 that indicated impairment for either of the perpetual licenses.

Definite Lived Intangible Assets: Definite lived intangible assets consist of the capitalized cost associated with acquiring the AT&T distribution agreement, purchased subscriber base, GSA contract, TXMAS contract and loan origination costs associated with acquiring the new asset based revolving credit facility. The Company does not capitalize customer acquisition costs in the normal course of business, but would capitalize the purchase costs of acquiring customers from a third party. Intangible assets are carried at cost less accumulated amortization. Amortization on the AT&T distribution agreement is computed using the straight-line method over the contract’s remaining term through November 2014. The estimated useful lives for the intangible assets are as follows:

AT&T distribution agreement and subscriber base	1-13 years
GSA and TXMAS contracts	5 years
Loan origination fees	Term of loan

The Company defers certain direct costs in obtaining loans and amortizes such amounts using the straight-line method over the expected life of the loan, which approximates the effective interest method.

As of February 28, 2013, the most significant intangible assets owned by the Company are the AT&T distribution agreement and subscriber base. The AT&T cellular distribution agreement and subscriber base asset will be amortized through November 30, 2014, which is the expiration of the distribution agreement under the terms of the Third Amendment to the Distribution Agreement (see Note 5 – “Relationship With Cellular Carrier” for further discussion on the settlement of the litigation with AT&T and the resulting amended distribution agreement). Amortization expense over the 21 months remaining under the current term of the AT&T distribution agreement will be approximately $57,000 per month.

The AT&T distribution agreement asset represents a contract the Company has with AT&T, under which the Company is allowed to provide cellular services to its customers. The Company regularly forecasts the expected cash flows to be derived from the cellular subscriber base and the Company anticipates the future cash flows generated from its cellular subscriber base to exceed the carrying value of this asset.

Amortization of the AT&T distribution agreement, subscriber base, GSA and TXMAS contracts is recorded as an operating expense under the caption “Depreciation and Amortization” in the accompanying consolidated statements of operations.

Amortization of the loan origination fees is recorded under the caption “Interest expense” in the accompanying consolidated statements of operations.

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

The most significant tangible long-lived asset owned by the Company is its corporate office building and the associated land in Fort Worth, Texas. The Company has received periodic appraisals of the fair value of this property, with the most recent appraisal completed in March 2013, and in each instance the appraised value exceeds the carrying value of the property.

The Company’s review of the carrying value of its tangible long-lived assets at February 28, 2013 and May 31, 2012 indicates the carrying value of these assets will be recoverable through estimated future cash flows. If the cash flow estimates, or the significant operating assumptions upon which they are based change in the future, the Company may be required to record impairment charges related to its long-lived assets.

Prepaid expenses and other current assets: The Company records certain expenses that are paid for in advance of their use or consumption as a current asset on the Company’s consolidated balance sheets.

The components of prepaid expenses and other current assets at February 28, 2013 and May 31, 2012 are as follows (in thousands):

	February 28,	May 31,
	2013	2012
Prepaid Dallas Cowboy's suite lease expense	$31	$185
Prepaid legal fees	-	42
Prepaid insurance premiums	80	201
Investor relations expense	-	86
Security deposits	63	79
Deposits on order for cellular phone inventory	66	-
Other	81	145
Total prepaid expenses and other current assets	$321	$738

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

Provision for Income Taxes: The Company accounts for income taxes in accordance with ASC 740, Income Taxes, (“ASC 740”) using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences, net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods. As of February 28, 2013 and May 31, 2012, the Company has recorded a valuation allowance against the full amount of its net deferred tax assets. The Company will continue to evaluate its financial forecast to determine if a portion of its deferred tax assets can be realized in future periods. When the Company is charged interest or penalties related to income tax matters, the Company records such interest and penalties as interest expense in the consolidated statement of operations.

The Company’s most significant deferred tax asset is its accumulated net operating loss. The net operating loss is subject to limitations as a result of a change in control that took place during August 2011, as defined by Section 382 of the Internal Revenue Code.

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

The Company primarily generates revenues by providing recurring cellular services and through product sales. Cellular services include cellular airtime and other recurring services provided through a distributor agreement with AT&T. Product sales include sales of cellular telephones, accessories, car audio products and other services through the Company’s cellular and wholesale operations.

Cellular and other service revenues and related costs are recognized during the period in which the service is rendered. Associated subscriber acquisition costs are expensed as incurred. Product sales revenue is recognized at the time of shipment, when the customer takes title and assumes risk of loss, when terms are fixed and determinable and collectability is reasonably assured. The Company does not generally grant rights of return. However, to be competitive with AT&T’s programs, PCI offers customers a 15 day return / exchange program for new cellular subscribers. During the 15 days, a customer may return all cellular equipment and cancel service with no penalty. Reserves for returns, price discounts and rebates are estimated using historical averages, open return requests and market conditions. No reserves have been recorded for the 15 day cellular return program since only a very small number of customers utilize this return program and many fail to meet all of the requirements of the program, which include returning the phone equipment in new condition with no visible damage.

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

Concentration of Credit Risk: Teletouch provides cellular services to a diversified customer base of small to mid-size businesses and individual consumers, primarily in the DFW and San Antonio markets in Texas. In addition, the Company sells cellular equipment and consumer electronics products to a large base of small to mid-size cellular carriers, agents and resellers as well as a large group of smaller electronics and car audio dealers throughout the United States. As a result, no significant concentration of credit risk exists. The Company performs periodic credit evaluations of its customers to determine individual customer credit risks and promptly terminates services or ceases shipping products for nonpayment. Additionally, during the third quarter of fiscal year 2013, the Company began insuring all new customers in its wholesale business with open credit lines exceeding $10,000 with Euler Hermes, a national trade credit insurance company, to further limit the Company’s credit risk.

Financial Instruments: Under the guidance found in Accounting Standard Codification (“ASC”) 820 Fair Value Measurements and Disclosures (“ASC 820”), the Company is required to disclose the fair value of the financial instruments held by the Company. ASC 825 Financial Instruments, establishes a fair value hierarchy which has three levels based on the reliability of the inputs to determine the fair value. These levels include: Level 1, defined as inputs such as unadjusted quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for use when little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivables and payables, accrued liabilities and long-term debt. The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature or carry interest rates that approximate market rates.

Advertising and Pre-opening Costs: Labor costs, costs of hiring and training personnel and certain other costs relating to the opening of any new retail or service center locations are expensed as incurred. Additionally, advertising costs are expensed as incurred and are occasionally partially reimbursed based on various vendor agreements. Advertising and promotion costs were approximately $24,000 and $116,000 for the three months ended February 28, 2013 and February 29, 2012, respectively and approximately $98,000 and $281,000 for the nine months ended February 28, 2013 and February 29, 2012, respectively. Advertising reimbursements are accrued when earned and committed to by the Company’s vendor and are recorded as a reduction to advertising cost in that period.

Stock-based Compensation: At February 28, 2013, the Company had two stock-based compensation plans (both of which have expired, meaning no additional stock options can be issued under either plan) for employees and non-employee directors, which authorize the granting of various equity-based incentives including stock options and stock appreciation rights.

The Company accounts for stock-based awards to employees in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”) and for stock based awards to non-employees in accordance with ASC 505-50, Equity, Equity-Based Payments to Non-Employees (“ASC 505-50). Under both ASC 718 and ASC 505-50, we use a fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. For share option instruments issued, compensation cost is recognized ratably using the straight-line method over the expected vesting period.

Cash flows resulting from excess tax benefits are classified as a financing activity. Excess tax benefits are realized from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits as a result of any exercises of stock options in the nine months ended February 28, 2013 and February 29, 2012.

To estimate the fair value of its stock options, the Company uses the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The Company is required to make various assumptions in the application of the Black-Scholes option pricing model. The Company has determined that the best measure of expected volatility is based on an average of the previous two fiscal year’s historical daily volatility of the Company’s common stock adjusted to exclude the top 10% high and low closing trading prices during each period measured. Historical volatility factors utilized in the Company’s Black-Scholes computations for options issued in the nine months ended February 28, 2013 was 63.45% and was 72.58% for the options issued in the nine months ended February 29, 2012. The Company has elected to estimate the expected life of an award based upon the SEC approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107 with the continued use of this method extended under the provisions of Staff Accounting Bulletin No. 110. Under this formula, the expected term is equal to: ((weighted-average vesting term + original contractual term)/2). The expected term used by the Company as computed by this method for options issued in the nine months ended February 28, 2013 and February 29, 2012 was 5.0 years. The interest rate used is the risk free interest rate and is based upon U.S. Treasury rates appropriate for the expected term. Interest rates used in the Company’s Black-Scholes calculations for options issued in the nine months ended February 28, 2013 was 0.62% and ranged from 0.91% to 1.60% for the options issued in the nine months ended February 29, 2012. Dividend yield is zero for these options as the Company does not expect to declare any dividends on its common shares in the foreseeable future.

In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation is a critical assumption.  The Company has estimated an annualized forfeiture rate of 0.0% for the stock options granted to senior management and the Company’s directors in the nine months ended February 28, 2013 and February 29, 2012. The Company reviews the expected forfeiture rate annually to determine if that percent is still reasonable based on historical experience.

Options exercisable at February 28, 2013 and May 31, 2012 totaled 7,089,488 and 6,234,986, respectively. The weighted-average exercise price per share of options exercisable at February 28, 2013 and May 31, 2012 was $0.31 and $0.29, respectively with remaining weighted-average contractual terms of approximately 5.9 years and 6.3 years as of February 28, 2013 and May 31, 2012, respectively.

The weighted-average grant date fair value of options granted during the nine months ended February 28, 2013 and February 29, 2012 was $0.20 and $0.31, respectively.

At February 28, 2013, the total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $6,000, which will be amortized over the weighted-average remaining requisite service period of 0.8 years.

Income (loss) Per Share: In accordance with ASC 260, Earnings Per Share (Topic 260), basic income (loss) per share (“EPS”) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding including any dilutive securities outstanding.

At February 28, 2013, the Company’s outstanding common stock options totaled 7,172,822. For the three months ended February 28, 2013, the Company recorded net income and 1,868,659 common stock options were determined to be dilutive securities and were included in the diluted earnings per share due to the Company’s market price of its common stock at February 28, 2013 exceeding the options’ exercise price. For the nine months ended February 29, 2013, no dilutive securities were included in the computation of diluted earnings per share due to their antidilutive effect as a result of the net loss incurred during this period.

For the three months ended February 29, 2012, no dilutive securities were included in the computation of diluted earnings per share due to their antidilutive effect as a result of the net loss incurred during this period. For the nine months ended February 29, 2012, the Company recorded net income and 3,226,207 common stock options were determined to be dilutive securities and were included in the diluted earnings per share calculation due to the Company’s market price of its common stock at February 29, 2012 exceeding the options’ exercise price.

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

NOTE 3 – DISCONTINUED TWO-WAY OPERATIONS

On August 11, 2012, Teletouch and DFW Communications, Inc. (“DFW”) entered into an Asset Purchase Agreement (the “APA”), where the Company agreed to sell, assign, transfer and convey to DFW substantially all of the assets of the Company associated with the two-way radio and public safety equipment business, such assets including, among other things, certain related accounts receivable; inventory; fixed assets (e.g. fixtures, equipment, machinery, appliances, etc.); supplies used in connection with the business; the Company’s leases, permits and titles, including certain FCC licenses held by the Company; and DFW also assumed certain obligations, permits and contracts related to the Company’s business. Subject to certain working capital adjustments, DFW agreed to pay, at closing, as consideration for the assets of the Company an amount in cash equal to approximately $1,469,000, $168,000 of which was allocated to certain designated suppliers’ payments and $300,000 of which was allocated to real estate and goodwill. The parties to the APA further designated approximately $767,000 for working capital purposes, such amount consisting of, among other things, aged accounts receivable and inventory as of the effective date of the APA. This includes a working capital adjustment provision that provides for no more than $200,000 of post-close working capital adjustments to be charged to the Company within 90 days of the date of sale in the event of any material accounts receivable or inventory deficits. As of February 28, 2013, the Company recorded an approximately $29,000 working capital chargeback due to the non-collection of certain outstanding accounts receivable, which were sold to DFW under the APA.

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

On February 26, 2013, the Company completed the sale of its real estate located in Tyler, Texas (a two-way radio services and installation shop and the associated land) and received proceeds from DFW of approximately $297,000.

Summary results for the two-way operations are reflected as discontinued operations in the Company’s consolidated statement of operations for the three months and nine months ended February 28, 2013 and February 29, 2012 and are as follows:

(dollars in thousands)	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
Operating revenues	$-	$2,454	$1,398	$7,093
Income on sale of assets related to discontinued two-way operations	$197	$-	$39	$-
Income (loss) from discontinued two-way operations	-	(115)	28	(187)
Income tax expense from discontinued two-way operations	-	6	15	19

Net income (loss) from discontinued two-way operations	$197	$(121)	$52	$(206)

A summary of the assets and liabilities sold in conjunction with the sale of the two-way business as determined at May 31, 2012 is as follows:

(dollars in thousands)
May 31,
2012
Assets
Current Assets:
Accounts receivable, net of allowance of $26	$746
Inventory, net of reserve of $176	395
Prepaid expenses and other current assets	20
Total current assets	1,161
Long-term assets:
Property and equipment, net of accumulated depreciation and amortization of $1,459	386
Goodwill	343
Intangible assets, net of accumulated amortization of $217	7
Total long-term assets	736
Total Assets	$1,897
Liabilities
Current Liabilities:
Accrued expenses and other current liabilities	$48
Deferred revenue	69
Total Liabilities	$117

The assets and liabilities associated with the two-way business, as of May 31, 2012, are recorded under the captions “Current assets held for sale,” “Assets Held for Sale” and “Current liabilities held for sale” in the Company’s consolidated balance sheet.

Restricted Cash: The restricted cash related to the sale of the discontinued two-way operations is a result of cash received subsequent to sale the two-way business on August 11, 2012 for the payment of certain accounts receivables DFW purchased under the APA as well as the working capital chargeback related to the non-collection of certain outstanding accounts receivables that were sold to DFW. The amount owed to DFW was partially offset by operating expenses the Company paid on behalf of DFW subsequent to the sale transaction. Under the APA, the Company is obligated to reimburse DFW for such amounts and as of February 28, 2013, the restricted cash associated with the sale of the discontinued two-way business is approximately $13,000.

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
(iv)	PCI received cash and other consideration including $5,000,000 in cash and $5,000,000 credit against PCI’s outstanding accounts payable to AT&T at closing, and agreement for the transfer of all remaining subscribers to AT&T by the end of the three year Distribution Agreement term (November 30, 2014) for a maximum cash payment of $8,500,000, subject to certain terms and conditions, at which point, such Distribution Agreement ends, and PCI then acts solely as a Dealer for the remaining three year term of the Dealer Agreement; and
(v)	Parties agreed to mutual releases from and against any and all claims, demands, obligations, liabilities and causes of action, of any nature whatsoever, at law or in equity, known or unknown, whether or not arising out of or related to Claims, Counterclaims, DFW Distribution Agreements, Other Marketing Agreements or Arbitration, as of the Effective Date.

The $5,000,000 cash payment was received from AT&T on December 1, 2011. The entire $10,000,000 of initial consideration comprised of the $5,000,000 cash payment and $5,000,000 forgiveness of PCI’s oldest unpaid obligations to AT&T related to AT&T’s percentage of PCI’s monthly cellular billings was recorded in operating income on the Company’s consolidated statement of operations for the three and nine months ended February 29, 2012 under the caption “Gain on settlement with AT&T.” In addition, for the cellular subscribers that transferred from PCI to AT&T since the agreement was executed in November 2011, the Company has recorded the fees it earns for those lost subscribers under the caption “Gain on the settlement with AT&T” for the three and nine months ended February 28, 2013 and February 29, 2012.

As a condition to closing on a new senior revolving credit on February 8, 2013 (see “DCP Revolving Credit Facility” in Note 12), PCI entered into a Fourth Amendment to the the Distribution Agreement with AT&T which permits PCI sell its cellular base to AT&T prior to the November 2014 expiration of the Distribution Agreement and to pledge proceeds from the Distribution Agreement to its new lender. As discussed in (iv) above, the maximum cash payment from AT&T for the transfer of the Company’s subscriber base under the terms of the Distribution Agreement, as amended, is $8,500,000 which will be offset by any amounts due to AT&T at the date of transfer. Based on the 31,595 cellular subscribers remaining in the Company’s subscriber base at February 28, 2013 and the continuing decline in this subscriber base, the expected cash payment from AT&T upon transfer of this subscriber base at November 2014 or earlier, is substantially less than the maximum cash payment provided for under the terms of the Distribution Agreement.

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

In conjunction with the Company’s recent debt restructure, the Company and AT&T entered into a Fourth Amendment to the Distribution Agreement effective February 1, 2013 as required by DCP, the Company’s new senior lender. Under the terms of the Fourth Amendment, the Company is permitted to sell its cellular base to AT&T prior to the November 2014 expiration of their respective arrangement and to pledge proceeds from the Distribution Agreement to DCP. The foregoing arrangement was evidenced by a letter agreement by and between AT&T and DCP dated as of the same date (see Note 12 “Long-Term Debt – DCP Revolving Credit Facility” for further information on the Company’s new credit facility with DCP).

Because of the volume of business transacted with AT&T, as well as the revenue generated from AT&T services, there is a significant concentration of credit and business risk involved with having AT&T as a primary vendor.

The Company reports its revenues related to the AT&T services on a net basis in accordance with ASC 605-45 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012

Gross billings	$6,509	$7,645	$20,754	$24,372
Net revenue adjustment (revenue share due to AT&T)	(3,302)	(4,025)	(10,413)	(12,774)
Service revenue, as reported	$3,207	$3,620	$10,341	$11,598

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

NOTE 6 – GAIN ON SETTLEMENT WITH VENDOR

During fiscal year 2013, the PCI was made aware of potential infringements upon its exclusive Authorized Master Distribution Agreement with AFC Trident, Inc. (“Trident”), a cellular accessory manufacturer and a vendor to PCI, connected to certain customer exclusivity rights. As a result, the PCI entered into settlement agreement with Trident on February 28, 2013 related to alleged violations of the distribution agreement. Under the terms of the settlement agreement, Trident agreed to (i) $150,000 cash to be paid in three installments with the first payment due on February 28, 2013, the second payment due on March 30, 2013 and the third payment due on April 29, 2013; as of the date of this Report, the first and second payments totaling $100,000 has been received by the Company (ii) a one-time reduction of approximately $11,000 related to the PCI’s outstanding balance to Trident and (iii) an authorization to return $50,000 of slow-moving Trident inventory. Additionally, in connection with the settlement agreement, PCI terminated its original distribution agreement and entered into non-exclusive distribution agreement with Trident. The $150,000 cash settlement and the $11,000 adjustment related to the balance owed to Trident are recorded under the caption “Gain on settlement with vendor” on the Company’s consolidated income statement for the three and nine months ended February 28, 2013.

NOTE 7 – INVENTORY

The following table lists the cost basis of inventory by major product category and the related reserves for inventory obsolescence at February 28, 2013 and May 31, 2012 (in thousands):

	February 28, 2013			May 31, 2012
	Cost	Reserve	Net Value	Cost	Reserve	Net Value

Phones and related accessories	$431	$(126)	$305	$700	$(94)	$606
Automotive products	166	(55)	111	273	(55)	218
Other	7	(5)	2	18	(6)	12
Total inventory and reserves	$604	$(186)	$418	$991	$(155)	$836

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment at February 28, 2013 and May 31, 2012 consisted of the following (in thousands):

	February 28, 2013			May 31, 2012
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount
Land	$774	$-	$774	$774	$-	$774
Buildings and leasehold improvements	2,577	(1,531)	1,046	2,848	(1,725)	1,123
Office and computer Equipment	2,747	(2,569)	178	2,766	(2,560)	206
Signs and displays	700	(689)	11	712	(695)	17
Other	2	-	2	62	(58)	4
	$6,800	$(4,789)	$2,011	$7,162	$(5,038)	$2,124

Depreciation expense related to property and equipment was approximately $51,000 and $52,000 for the three months ended February 28, 2013 and February 29, 2012, respectively and approximately $157,000 and $158,000 for the nine months ended February 28, 2013 and February 29, 2012, respectively.

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method. The following table contains the property and equipment by estimated useful life, net of accumulated depreciation as of February 28, 2013 (in thousands):

	Less than	3 to 4	5 to 9	10 to 14	15 to 19	20 years	Total Net
	3 years	years	years	years	years	and greater	Value
Buildings and leasehold improvements	$5	$30	$51	$5	$955	$-	$1,046
Office and computer equipment	147	16	16	-	-	-	179
Signs and displays	6	1	4	-	-	-	11
Other	1	-	-	-	-	-	1
Land (no depreciation)	-	-	-	-	-	774	774
	$159	$47	$71	$5	$955	$774	$2,011

NOTE 9 – INTANGIBLE ASSETS

The following is a summary of the Company’s intangible assets as of February 28, 2013 and May 31, 2012, excluding goodwill (in thousands):

	February 28, 2013			May 31, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value
Definite lived intangible assets:
Wireless contract and subscriber base	$10,277	$(9,084)	$1,193	$10,277	$(8,575)	$1,702
PCI wholesale marketing list	1,235	(1,235)	-	1,235	(1,235)	-
Loan origination fees	1,830	(667)	1,163	616	(616)	-
Government Services Administration contract	15	(7)	8	15	(5)	10
Texas Multiple Award Schedule contract	4	(2)	2	4	(1)	3
Internally developed software	170	(170)	-	170	(170)	-
Total amortizable intangible assets	13,531	(11,165)	2,366	12,317	(10,602)	1,715

Indefinite lived intangible assets:
Perpetual trademark license agreement - Hawk Electronics brand	900	-	900	900	-	900
Perpetual patent license agreement - Geotag	75	-	75	-	-	-
Total indefinite lived intangible assets	975	-	975	900	-	900

Total amortization expense for the three months ended February 28, 2013 and February 29, 2012 was approximately $170,000 and $161,000, respectively and approximately $510,000 and $667,000 for the nine months ended February 28, 2013 and February 29, 2012, respectively.

NOTE 10 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of (in thousands):

	February 28,	May 31,
	2013	2012

Accrued payroll and other personnel expense	$354	$449
Accrued state and local taxes	486	551
Texas sales and use tax audit accrual	340	311
Accounts receivable credit balance liability	315	258
Unbilled accounts receivable liability	383	474
Customer deposits payable	176	218
Other	538	667
Total	$2,592	$2,928

Texas Sales and Use Tax Audit Accrual

Based on the results of the 2006-2009 Texas sales tax audit of PCI completed in June 2012 (see Note 11 – “Texas Sales and Use Tax Obligation” for further discussion), the Company believes it has additional financial exposure for certain periods following October 2009, the last month covered under the prior sales tax audit. Similar tax computations were applied to the Company’s cellular billings through November 2010, the point at which PCI made substantial system and process changes to correct these tax computations. Other sales and use tax issues which were identified during the course of the prior sales tax audit have either been fully corrected or are in the process of being corrected by the Company.

On January 15, 2013, the Company was noticed by the State of Texas that it was preparing for a sales and use tax audit of PCI for the period beginning November 1, 2009 and ending on a date yet to be determined by the State of Texas. As of the date of this Report, this audit has not started and the period through which the audit will cover has not been determined.

In accordance with Accounting Standard Codification 450, Contingencies (“ASC 450”), the Company has determined that the potential outcome of the forthcoming sales and use tax audit represents a loss contingency, as the Company believes it is probable that it will be assessed additional taxes for the upcoming audit period. It is common practice for the State to audit a subsequent period after the discovery of a material liability in a prior audit period.

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

The Company has estimated its potential sales and use tax exposure for the periods that have not been audited by the State to be between $340,000 and $463,000, including estimated penalties and interest of approximately $54,000 and $67,000, respectively. This estimate covers all periods following the completed sales tax audit period through the date that each identified tax issue was substantially corrected by the Company. Since the Company cannot predict the outcome of the forthcoming sales tax audit, it has recorded the low end of the estimated loss in its consolidated financials as of February 28, 2013. The Company’s estimate of the low end of the range related to the potential liability considered only the errors identified in the prior sales tax audit whereas the high end of the range was estimated using a conservative application of sales tax rates on the majority of the cellular services billed from November 2009, the end of the prior audit period, through November 2010, the month that the identified tax issues were remediated by the Company. The actual liability, as a result of a future tax audit, could fall outside of the Company’s estimated range due to items that could be identified during an audit but not considered by the Company.

NOTE 11 – TEXAS SALES AND USE TAX OBLIGATION

From October 2010 through June 2012, the State of Texas (the “State”) conducted a sales and use tax audit of the Teletouch’s subsidiary, PCI, covering the period from January 2006 to October 2009. During the second fiscal quarter of 2011, while undergoing standard preparations for the tax audit, the Company identified that there could be certain issues in connection with the prior application and interpretation of sales tax rates assessed on various services and products billed and received by PCI. However, multiple prior sales tax audits of PCI conducted by the State did not identify or determine that there were any such issues, even though PCI’s methodology for computing sales taxes was virtually identical during the prior periods. As a result, prior to receiving a final determination from the State on these sales tax matters, the Company could not accurately predict the probable outcome of this audit or any related material liability to the State. In accordance with ASC 450, the Company reported an estimated range for this potential liability of between $22,000 and $2,400,000. The lower end of the range was based on the actual results of PCI’s prior State tax audits, with the higher end of the range based on the Company’s internal review and most conservative analysis, which indicated a potential estimated liability of up to $1,900,000, plus an additional estimated potential liability of up to $500,000 for related penalties and interest on the Company’s highest possible estimated amount.

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

On January 7, 2013, the Company entered into a settlement agreement (the “Sales Tax Agreement”) with the State to resolve the Company’s sales and use tax liability. Under the terms of the Sales Tax Agreement, the Company agreed to settle the approximately $1,911,000 tax liability, which included penalties and interest assessed through January 3, 2013 of approximately $498,000 by making a series of payments to the State totaling approximately $1,414,000. Under the terms of the Sales Tax Agreement, the Company was obligated to make a $625,000 down payment due and payable on or before January 12, 2013, plus 35 monthly payments of $22,000 and a last payment of $18,888.10. Prior to entering into the Sales Tax Agreement, the Company had voluntarily paid a total of $150,000 against this tax liability and the State allowed the Company to reduce its down payment by the full amount of the voluntary payments already made which resulted in the Company paying the $475,000 balance of the down payment in January 2013. The Company continues to make the monthly installment payments required under the Sales Tax Agreement.

In the event the Company fails to make any of the subsequent monthly payments, the full balance of the original tax liability owed, together with applicable penalties and interest, less any payments will become due and payable in full. In addition, as a result of the Sales Tax Agreement, the State has the ability to file a tax lien on the assets of PCI. Furthermore, under the terms of the Sales Tax Agreement PCI (i) withdrew its request for a hearing and waived its right to a rehearing; (ii) waived its right to file an appeal; and (iii) agreed to close the audit period.

In accordance with ASC 470-10-45, Debt, Overall, Other Presentation Matters (“ASC 470-10-45”) the Company recorded a current and long-term Texas sales and use tax obligation of approximately $264,000 and $1,001,000, respectively on the Company’s consolidated balance sheet as of February 28, 2013 based upon the payment terms as described in the Sales Tax Agreement. Additionally, penalties and interest totaling approximately $498,000 that were assessed on the PCI sales tax audit, but subsequently forgiven under the Sales Tax Agreement, are considered a contingent liability and have been recorded under the caption “Long-term Texas sales and use tax obligation, net of current portion” on the Company’s consolidated balance sheet. If all terms of the Sales Tax Agreement are met by the Company, the State will forgive the $498,000 in penalties and interest upon receiving the final payment due on the Sales Tax Agreement.

NOTE 12 – LONG-TERM DEBT

Long-term debt at February 28, 2013 and May 31, 2012 consists of the following (in thousands):

	February 28,	May 31,
	2013	2012
DCP revolving credit facility	$4,360	$-
Thermo revolving credit facility	-	8,233
Thermo subordinated note	2,851	-
East West Bank real estate debt	2,071	2,147
Jardine Capital Corporation real estate debt	537	552
Total long-term debt	$9,819	$10,932
Less: Current portion	(3,129)	(10,932)
Long-term debt, net	$6,690	$-

Current portion of long-term debt at February 28, 2013 and May 31, 2012 consists of the following (in thousands):

	February 28,	May 31,
	2013	2012
DCP revolving credit facility	$400	$-
Thermo revolving credit facility	-	8,233
Thermo subordinated note	121	-
East West Bank real estate debt	2,071	2,147
Jardine Capital Corporation real estate debt	537	552
Total current portion of long-term debt	$3,129	$10,932

DCP Revolving Credit Facility: On February 8, 2013, the Company entered into a Loan and Security Agreement (the “DCP Loan Agreement”) with DCP, Teletouch Lender, LLC (“DCP”), a New York based private lender. In conjunction with the DCP Loan Agreement, the Company also executed a promissory Note (the “DCP Note”) in connection with and to evidence the obligation to repay all sums advanced by DCP pursuant to the DCP Loan Agreement. The terms of the DCP Loan Agreement provides the Company the ability to borrow up to $6,000,000 under the DCP Loan Agreement’s revolving credit facility. The minimum amount that may be drawn under this revolving credit facility is $100,000 and the borrowings are limited to specific advance rates against the aggregate fair value of the Company’s eligible assets, as defined in the DCP Loan Agreement’s Borrowing Base, including an advance on the Company’s transfer of AT&T cellular subscribers, accounts receivable and inventory, less specific reserves, plus cash on hand, compared to total borrowings outstanding on any given borrowing date. The interest rate under the DCP Loan Agreement is 14% per annum (with a default interest rate of 20%) and considers interest rate reductions of 1% per quarter (to a minimum of no less than 11%) in the event the Company achieves certain minimum quarterly financial targets. The term of the loan initially matures on January 31, 2015 and may be extended for one additional year at the Company’s sole election. The Company is responsible for a monthly collateral monitoring fee of $5,250 (with a default monitoring fee of $6,375) which is payable in advance on the first day of each calendar month. Additionally, the DCP Loan Agreement requires a monthly unused commitment fee in an amount equal to (i) 0.35% per month on the first $2,000,000 of unused borrowing availability under the revolving credit facility, plus (ii) 0.20% per month on any additional borrowing availability under the revolving credit facility. The Company is obligated to pay an exit fee of 1% of the $6,000,000 loan commitment, or $60,000, at the expiration of the initial term of the DCP Loan Agreement (January 31, 2015) and certain ongoing diligence fees and expenses that are customary under this type of credit facility.

At the closing of the DCP Loan Agreement on February 8, 2013, the Company had an initial draw-down of funds under the revolving credit facility of $4,300,000, of which $400,000 was considered a supplemental advance to help pay certain closing fees. The Company was required to pay a closing fee to DCP of $180,000 as well as legal and professional fees totaling approximately $83,000 related to closing this credit facility. The supplemental advance portion of the loan bears an annual interest rate of 20% and must be paid back in installments and requires any recovery of sales taxes from the Company’s customers to be applied against the outstanding balance of this supplemental advance. The Company is required to pay the supplemental advance down to $300,000 by May 9, 2013, $200,000 by June 8, 2013 and in full by July 8, 2013.

The DCP Loan Agreement contains events of default and remedies customary for loan transactions of this sort including, among others, those related to a default in the payment of principal or interest, a material inaccuracy of a representation or warranty, a default with regard to performance of certain covenants, a material adverse change (as defined in the DCP Loan Agreement) occurs, cross default on other debt in excess of $250,000, change of control, default under the current AT&T agreement, among others. Upon the occurrence of a default, in some cases following a notice and cure period, DCP may accelerate the maturity of the loan and require the full and immediate repayment of all borrowings under the DCP Loan Agreement. The DCP Loan Agreement also contains affirmative covenants (e.g. advance notice requirements relating to changes in business and operations, material adverse effects on the Company’s business, among others), and negative covenants (e.g., with respect to the Company’s ability to place new liens on its assets, engage in transactions outside of the ordinary course of business, incur additional indebtedness, amend its organizational documents in any material respect, among others). Furthermore, the Company must meet certain quarterly financial covenants under the DCP Loan Agreement including minimum earnings and a debt service coverage ratio that ranges between 1.10 and 1.25 over the life of the revolving credit facility. If the Company does not meet the quarterly financial covenants, it will be subject to the default interest rate of 20% and / or possible acceleration of the Note. As used above, the term “change in control” includes any of the following events:  (i) if the power to direct or cause the election of the Board of Directors or equivalent governing body of the Company, is, after the closing date, transferred to, or acquired by, a person(s) who did not possess such power prior to such date, or (ii) all or substantially all of the assets of the Company are acquired by any person(s), or (iii) the Company  ceases to own 100% of the equity interests of any of its subsidiary, or (iv) any of Messrs. M. McMurrey, Hyde and Sloan cease for any reason cease to hold the office of Chairman and CEO, President and COO and CFO of the Company, respectively, or be actively engaged in the day-to-day management of the Company, unless within 90 days of such cessation, a successor to the office of the effected individual is appointed by the Company, which successor is acceptable to DCP in its commercially reasonable discretion.

Additionally, the DCP Loan Agreement contemplates an additional multiple use short term loan facility of up to $2,000,000 per loan for special order inventory purchase transactions (the “DCP Term Loans”). The DCP Term Loans facility is designed to satisfy out-of-cycle customer orders to facilitate inventory purchases at times and prices favorable to the Company. The DCP Term Loans are not a committed credit facility by DCP and the financial terms, including interest and fees, of any such DCP Term Loans will be determined on a case-by-case basis and remain entirely within the discretion of DCP.

In connection with the DCP Loan Agreement, the Company also entered into a Subscription Agreement (the “DCP Subscription Agreement”) and a Buyback Right and Agreement not to Short Securities of Teletouch (the “DCP Buyback Agreement,” and together with certain ancillary agreements and documents, and DCP Subscription Agreement, the “Equity Agreements”) pursuant to which the Company agreed to issue to DCP shares of its common stock equal to $200,000.00, based on an issue price per share computed at 90% of the prior 60-day volume weighted average closing price preceding the February 8, 2013 closing date, calculated at 530,398 shares (the “Teletouch Shares”). The DCP Buyback Agreement provides for a “call” option for the Company which is the right, but not the obligation, commencing on the effective date of the DCP Loan Agreement and for so long as the Revolving Credit Commitments (as defined in the DCP Loan Agreement) have not been terminated, the Company shall have the right, but not the obligation, at its sole discretion, to buy back all or a portion of the Teletouch Shares at the per share price of 120% of the issue price, or approximately $0.452 per share. DCP is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)), and the Company sold the securities in reliance upon an exemption from registration contained in Section 4(2) and Rule 506 under the Securities Act. The securities sold may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

As a condition to closing the DCP Loan Agreement, PCI and New Cingular Wireless PCS, LLC, (as successor to Southwestern Bell Wireless, Inc. (“AT&T”) entered into a Fourth Amendment dated as of February 1, 2013 (the “AT&T Fourth Amendment”) to the Distribution Agreement dated as of November 12, 1999 and subsequently amended (the “Distribution Agreement”) related to the new debt financing with DCP. Under the terms of the AT&T Fourth Amendment, PCI is permitted to sell its cellular base to AT&T prior to the November 2014 expiration of the Distribution Agreement and to pledge proceeds from the Distribution Agreement to DCP. The foregoing arrangement was evidenced by a letter agreement by and between AT&T and DCP dated as of the same date.

Under the terms of the DCP Loan Agreement, the Company is required to provide DCP with daily certified Borrowing Base reports, access to daily automated data prepared by the Company and online access to the Company’s bank accounts. As of February 28, 2013, the Company had $4,360,000 outstanding under the revolving credit facility with DCP Teletouch Lender, LLC with includes a $60,000 exit fee required under the loan and due on January 31, 2015.

Amounts borrowed under the DCP Loan Agreement are secured by a security interest on all existing and after-acquired assets of the Company.

Thermo Revolving Credit Facility: On April 30, 2008, the Company executed a Loan and Security Agreement (the “Thermo Loan Agreement”) with Thermo Credit, LLC (“Thermo”), to secure a revolving credit facility providing for availability of up to $5,000,000 allowing the Company, on a consolidated basis, to obtain revolving credit loans from Thermo from time to time. Borrowings under the revolver were limited to specific advance rates against the aggregate fair value of the Company’s assets, as defined in the Thermo Loan Agreement, including real estate, equipment, infrastructure assets, inventory, accounts receivable, intangible assets and notes receivable (collectively, the “Thermo Borrowing Base”). The annual interest rate on the under the revolving credit facility was the lesser of: (a) the maximum non-usurious rate of interest per annum permitted by applicable Louisiana law or (b) the prime rate plus 8%. The Company was also required to maintain certain financial covenants. Further, the availability under the Thermo Loan Agreement was reduced by a Monthly Step Down amount, as defined in the loan agreement. The purpose of the revolving credit facility was to finance the Company’s working capital and organizational needs and other debt obligations at the time. In order to secure their repayment obligations under the Thermo Loan Agreement, the Company granted to Thermo a lien and a security interest in substantially all of the Company’s assets, properties, accounts, inventory, goods and the like. The Company also executed a promissory note dated as of the same date payable to the Thermo in the original principal amount of $5,000,000 (the “Thermo Note”).

From August 2008 through October 2011, the Company amended the Thermo Loan Agreement on four different occasions to increase the amount of availability allowed under the credit facility, extend the maturity date of the loan, and defer monthly principal payments, among other things.

In February 2012, Thermo notified the Company of its intent to significantly modify the Borrowing Base, as defined by the loan agreement, which would subsequently accelerate the Company’s obligations due under the Thermo Loan Agreement. As a result, on March 14, 2012, effective February 29, 2012, the Company and Thermo entered into Waiver and Amendment No. 5 (“Amendment No. 5”) to the Thermo Loan Agreement, as amended to date. Under the terms of the Amendment No. 5, the Company made a payment on the outstanding balance of the loan in the amount of $2,000,000 on March 14, 2012. In consideration for the payment, Thermo agreed to waive certain financial covenants and not accelerate the collection of the loan through August 31, 2012, provided that certain financial performance targets were met by the Company and it was able to refinance its real estate debt to provide additional payments to Thermo, among other things.

Although the Company made the required $2,000,000 cash payment on March 14, 2012, the Company did not meet all of the requirements under Amendment No. 5 but was able to pay Thermo approximately $1,001,000 on August 14, 2012 as a result of the sale of the Company’s two-way business on August 11, 2013 (see Note 3 – “Discontinued Two-Way Operations” for more information on the sale of the two-way business).

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

In connection with the execution of the DCP Loan Agreement on February 8, 2013, Teletouch, PCI and Thermo entered into a Sixth Amendment (“Amendment No. 6”) to the Thermo Loan Agreement, as amended to date. Under the terms of Amendment No. 6, the Company agreed to pay $4,000,000 against its indebtedness to Thermo totaling $7,148,000 (including approximately $126,000 in accrued and unpaid interest and fees since January 1, 2013) upon closing the DCP Loan Agreement on February 8, 2013. The foregoing payment obligation by the Company was evidenced by an Amended and Restated Subordinated Promissory Note dated February 8, 2013 in the amount of $3,148,000 (the “Thermo Note”) which bears interest at 9.7% per annum (with a default interest rate of 18%). Amendment No. 6 also contemplates the following payments to Thermo to pay off the foregoing Note balance (provided there is no default on the loan facility with DCP): (i) $25,000 monthly payments commencing on March 1, 2013, (ii) the principal of the Thermo Note will be due and payable in 30 fully amortized payments commencing on February 1, 2014 with the final payment due on August 1, 2016, (iii) additional potential payments in the amount of up to $1,000,000 from the sales and / or the refinancing of Teletouch’s real estate in Texas, and (iv) certain excess proceeds from the planned sale of the Company’s cellular subscribers to AT&T upon the expiration of the Distribution Agreement in November 2014, i.e., after all outstanding loans against the cellular subscribers have been repaid to DCP. In addition, the parties also entered into a certain Subordination and Intercreditor Agreement by and between Thermo and DCP dated as of February 8, 2013 (the “Subordination Agreement”) for the purposes of subordinating Thermo’s security interest to that of DCP under the Loan Agreement.

On February 26, 2013, the Company received proceeds of approximately $297,000 from the sale of its real estate in Tyler, Texas. Under the terms of Amendment No. 6 and as allowed by the DCP Loan Agreement, the total amount of proceeds were subsequently paid to Thermo and applied against the balance of the Thermo Note.

As of February 28, 2013, the Company had $2,851,000 outstanding under the Thermo Note.

East West Bank Real Estate Debt (formerly United Commercial Bank): Effective May 3, 2007, the Company entered into a loan agreement with United Commercial Bank, which was subsequently acquired by East West Bank, (the “East West Debt”) to refinance previous debt in the amount of $2,850,000 at May 31, 2007. Under the agreement, the East West Debt required monthly payments of $15,131 and bore interest at the prime rate as published in the Wall Street Journal. The East West Debt matured on May 3, 2012 and the Company was noticed in the second quarter of fiscal year 2012 the East West Debt would not be renewed. Subsequently, East West Bank granted an initial extension of the debt maturity through August 3, 2012 and granted a second extension through November 3, 2012. On November 27, 2012, East West Bank granted a third extension on the maturity of the debt through February 3, 2013 and changed the terms of the loan agreement. Effective November 3, 2012, the interest rate under the agreement was amended from a variable rate to a fixed rate at 7% and required two monthly payments of $19,283.18 each. East West Bank and the Company are currently in discussions related to another possible extension on the maturity date of the loan, but as of the date of this Report the extension has not been granted. The Company has not been able to secure new financing against its real estate but believes this will be possible since it has secured a new senior credit financing facility and amended its debt agreement with Thermo. The Company can provide no assurance it will be successful in securing new real estate financing or that East West Bank will be agreeable to extend the maturity date of the loan or that any such extensions will allow a sufficient amount of time for the Company to secure the new real estate financing.

The East West Debt is collateralized by a first lien on the Company’s corporate office building, the excess land adjacent to that building and a billboard in Fort Worth, Texas owned by the Company. As of February 28, 2013, approximately $2,071,000 was outstanding under this loan with East West Bank.

Jardine Capital Corporation Real Estate Debt: Effective May 3, 2007, the Company entered into a loan agreement with Jardine Capital Corp. (the “Jardine Bank Debt”) to refinance previous debt in the amount of $650,000. The Jardine Bank Debt requires monthly payments of $7,705, bears interest at 13% and matured on May 3, 2012. The Company was noticed in the second quarter of fiscal year 2012 the Jardine Bank Debt would not be renewed. Subsequently, Jardine Capital has granted several extensions of the maturity of the loan balance and has recently granted another extension of the maturity of the loan through May 31, 2013 for a 1% extension fee (approximately $5,350) with no changes in the terms under the original agreement. The Company has not been able to secure new financing against its real estate but believes this will be possible in since it has secured new senior credit financing facility and amended its debt agreement with Thermo. The Company can provide no assurance it will be successful in securing new real estate financing or that Jardine Bank will continue to extend the current maturity date of the loan or that any such extensions will allow a sufficient amount of time for the Company to secure the new real estate financing.

The Jardine Bank Debt is collateralized by a second lien on the Company’s corporate office building, the excess land adjacent to that building and a billboard in Fort Worth, Texas owned by the Company. As of February 28, 2013, a total of approximately $537,000 was outstanding under this agreement.

NOTE 13 – TRADEMARK PURCHASE OBLIGATION

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

Under terms of the Agreement, the parties executed mutual releases of claims against each other and agreed to file a stipulation of dismissal in connection with the pending litigation matter.  The Company agreed to, among other things, the purchase a perpetual license from Hawk to use the trademark “Hawk Electronics” for $900,000. Under the terms of the license agreement, the Company made a payment of $550,000 on June 1, 2010 and a payment of $150,000 on July 1, 2011, and a payment of $100,000 on June 29, 2012 and is obligated to make the final $100,000 payment by July 1, 2013.

As of February 28, 2013, the Company has recorded $100,000 as a current liability under current portion of trademark purchase obligation (July 1, 2013 payment).

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

NOTE 14 - INCOME TAXES

Significant components of the Company’s deferred taxes as of February 28, 2013 and May 31, 2012 are as follows (in thousands):

	February 28,	May 31,
	2013	2012

Deferred Tax Assets:
Current deferred tax assets:
Accrued liabilities	$626	$841
Deferred revenue	-	28
Inventories	66	118
Allowance for doubtful accounts	48	60
	740	1,047
Valuation allowance	(740)	(1,047)
Current deferred tax assets, net of valuation allowance	-	-

Non-current deferred tax assets:
Net operating loss	9,024	8,547
Accrued liabilities	570	511
Intangible assets	326	316
Fixed assets	193	207
Licenses	-	9
Other	125	178
	10,238	9,768
Valuation allowance	(10,238)	(9,768)
Non-current deferred tax assets, net of valuation allowance	-	-

The Company has approximately $26,541,000 of accumulated Net Operating Loss (“NOL”) at February 28, 2013, which is subject to expiration in various amounts from 2024 through 2032. In fiscal year 2013, the NOL is subject to limitations as a result of a change in ownership of the Company that took place during August 2011, as defined by Section 382 of the Internal Revenue Code. For fiscal year 2013, the Company has approximately $2,178,000 in NOL available to offset taxable income for the year. Realization of the deferred tax asset associated with the NOL is dependent upon generating sufficient taxable income prior to expiration of the balance of the accumulated NOL and to the limitations imposed by Section 382. Management has determined that it is unlikely that the deferred tax assets will be realized; therefore, a full valuation allowance has been established as of February 28, 2013 and May 31, 2012.

The current Company policy classifies any interest recognized on an underpayment of income taxes and any statutory penalties recognized on a tax position taken as interest and penalty expense in its consolidated statements of operations. There was an insignificant amount of interest and penalties recognized and accrued as of February 28, 2013. The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate for fiscal year ended May 31, 2013 and has not recognized any additional liabilities for uncertain tax positions under the guidance of ASC 740. The Company’s tax years 2005 through 2011 for federal returns and 2009 through 2012 for state returns remain open to major taxing jurisdictions in which we operate, although no material changes to unrecognized tax positions are expected within the next year.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Teletouch leases buildings and equipment under non-cancelable operating leases with initial lease terms ranging from one to twenty years. These leases contain various renewal terms and restrictions as to use of the property. Some of the leases contain provisions for future rent increases. The total amount of rental payments due over the lease terms is charged to rent expense on the straight-line method over the term of the leases. The difference between rent expense recorded and the amount paid is recorded as deferred rental expense, which is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. The Company’s most significant lease obligation is for a suite at the Dallas Cowboys Stadium in Arlington, Texas, which is used for customer, supplier, investor relations and other corporate events. The Company is currently working to sublet all or a portion of its suite at the Dallas Cowboy Stadium, but as of the date of this Report has been unable to do so. Due to the significance of this lease compared to the Company’s other operating leases, it is separately identified in the table below. Total rent expense recorded against all operating leases, including the Dallas Cowboy’s suite lease was $201,000 and $339,000 in the three months ended February 28, 2013 and February 29, 2012, respectively and $681,000 and $1,019,000 for the nine months ended February 28, 2013 and February 29, 2012, respectively. Future minimum rental commitments under non-cancelable leases and other contractual obligations are as follows (in thousands):

(in thousands)

Twelve Months Ending February 28,

	Total	2013	2014	2015	2016	2017	Thereafter

Operating Leases	$311	$144	$79	$46	$42	$-	$-
Dallas Cowboys Suite Lease	3,592	205	205	205	205	205	2,567
Operating leases related to discontinued two-way operations (a)	206	86	48	43	29	-	-
Employee compensation obligations (b)	881	176	705	-	-	-	-
Total Operating Leases	$4,990	$611	$1,037	$294	$276	$205	$2,567

(a)	Following the terms of the Asset Purchase Agreement (“APA”) with DFW Communications, Inc. (“DFW”), the operating leases associated with the Company’s discontinued two-way operations are to be assumed by DFW, but as of the date of this Report only some of the leases have been transferred to DFW. The Company is targeting to have all of these leases transferred to DFW by May 31, 2013.

(b)	On December 31, 2008, the Board of Directors (the “Board”) of Teletouch Communications, Inc. (the “Company”) approved an executive employment agreement with an effective date of June 1, 2008, by and between the Company and Robert M. McMurrey (the “McMurrey Agreement”), as the Company’s Chairman and Chief Executive Officer. The McMurrey Agreement had an initial term commencing on June 1, 2008 and ending May 31, 2011, and by its terms automatically renewed for successive additional one year term(s), unless either the Company or Mr. McMurrey gave the other party an advance written notice not to renew the McMurrey Agreement. By its terms, on May 31, 2012, the McMurrey Agreement automatically renewed for an additional one year term ending May 31, 2013.

Also, on December 31, 2008, the Board of the Company approved an executive employment agreement with an effective date of June 1, 2008, by and between the Company and Thomas A. “Kip” Hyde, Jr. (the “Hyde Agreement”), as the Company’s President and Chief Operating Officer. The Hyde Agreement provided for an initial term commencing on June 1, 2008 and ending May 31, 2011, and automatically renewed for successive additional one year term(s), unless either the Company or Mr. Hyde gave the other party an advance written notice not to renew the Hyde Agreement. By its terms, on May 31, 2012, the Hyde Agreement automatically renewed for an additional one year term ending May 31, 2013.

On April 1, 2013, the Board Appointees (as defined in Note 20 – Subsequent Event) gave written notices to each of Messrs. McMurrey and Hyde that the McMurrey Agreement and the Hyde Agreement would not be renewed and would therefore expire on May 31, 2013. Said notices were notices of non-renewal of such employment agreements, and did not terminate Messrs. McMurrey’s or Hyde’s respective employment with the Company. The notices stated, in respective parts, that the Board desires that Messrs. McMurrey and Hyde remain employed by the Company, with the future terms of such employment to be determined after the Company’s Compensation Committee recommends and the Board adopts policies for the employment of executives of the Company. Messrs. McMurrey and Hyde have notified the Company that they dispute the legal effect of the above-described notices, and that they believe that their respective employment agreements have automatically renewed for a one year term ending May 31, 2014.

As a result of the disagreement over the effectiveness of the notice provided to Messrs. McMurrey and Hyde, the Company has determined to continue reporting this contractual obligation until such time as a this matter is resolved.

Guaranty

Furthermore, under the terms of the APA with DFW Communications, Inc., the Company guaranteed any payments owed to Whelen Engineering Company, Inc., a two-way public safety equipment supplier, by DFW for a total amount not to exceed $75,000. In exchange for the guarantee, DFW issued an irrevocable standby letter of credit to the Company in the amount of $75,000. The Company has the right and ability, not the obligation, to immediately draw funds as necessary under the letter of credit upon Whelen demanding payments from the Company in accordance with the guarantee.

Sales and Use Tax Audit Settlement Contingency

As part of the tax settlement agreement the Company executed with the State of Texas (the “State”) on January 7, 2013 related to PCI’s sales and use tax audit assessment for the period January 1, 2006 through October 31, 2009, the Company will be held liable for the penalties and interest that were assessed on the audit plus any additional accrued penalties and interest if the Company fails to make timely payments to the State as described in the tax settlement agreement. Otherwise, if the Company complies with the terms of the tax settlement agreement, the State will waive the $498,000 penalties and interest that has been assessed upon receiving the final payment due under the tax settlement agreement.

As of February 28, 2013, the penalties and interest totaling approximately $498,000 associated with PCI’s sales and use tax audit assessment are considered a contingent liability and these amounts are recorded under the caption “Long-term Texas sales and use tax obligation, net of current portion” on the Company’s consolidated balance sheet (see Note 11 – “Texas Sales and Use Tax Obligation” for more information on the sales tax settlement agreement with the State).

Sales and Use Tax Audit Contingency

Due to the results of PCI’s prior sales and use tax audit, the Company has identified a sales and use tax contingency for the forthcoming audit period beginning November 1, 2009 and through a date which has not been determined by the State of Texas (see Note 10 – “Accrued Expenses and Other Current Liabilities” for more information on the sales and use tax accrual for this period).

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

NOTE 16 – SHAREHOLDERS’ EQUITY

Capital Structure: Teletouch’s authorized capital structure allows for the issuance of 70,000,000 shares of common stock with a $0.001 par value and 5,000,000 shares of preferred stock with a $0.001 par value.

As a result of the Company entering into the DCP Loan Agreement on February 8, 2013, the Company executed a Subscription Agreement and Buyback Right and Agreement not to Short Teletouch Securities with DCP and agreed to issue 530,398 shares of its common stock to DCP. As of February 28, 2013, the shares issued to DCP were included in the issued and outstanding common stock of the Company (see Note 12 – “Long-Term Debt – DCP Revolving Credit Facility” for more information on the DCP equity agreements).

Change of Ownership and Voting Control of Teletouch

From November 2005 through August 2011, the majority of Teletouch’s outstanding common stock was owned and controlled by TLL Partners, LLC, a Delaware limited liability company (“TLLP”), controlled by Robert McMurrey, the Company’s Chairman and Chief Executive Officer. In August 2006, immediately prior to Teletouch’s acquisition PCI, TLLP assumed the senior debt obligations of PCI and settled the subordinated debt obligations of PCI by issuing 4,350,000 shares of its holdings of Teletouch’s common stock and converted the balance of the subordinated debt into redeemable Series A preferred units of TLLP. To secure the senior debt obligation, TLLP pledged all of its then held assets, which consisted primarily of approximately 80% of the outstanding common stock of Teletouch as of August 2006. TLLP is a holding company with no operations and was dependent upon selling a sufficient number of shares it owned in Teletouch common stock or upon the cash flows of Teletouch through the receipt of future cash dividends to service its outstanding debt obligations. When the senior debt originally matured in August 11, 2007, TLLP did not have sufficient cash or other means to repay this debt and was successful in negotiating an initial extension of the maturity date through October 11, 2007. Subsequent extensions were granted by the senior debt holder to TLLP extending the maturity date through January 31, 2011. In February 2011, TLLP negotiated a settlement of its senior debt obligations which provided for a discount against the balance due if TLLP would make a required series of discounted payments beginning February 2011 and continuing through August 19, 2011, the amended maturity date. In addition to the cash payments and as part of the settlement agreement, TLLP was obligated to transfer 2,000,000 shares of its holdings of Teletouch’s common stock to the senior lender at the maturity date.

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

On August 11, 2011, TLLP entered into a binding agreement titled “Heads of Terms” (the “Binding Agreement”) and certain related agreements with its Series A Preferred unit holders, Stratford Capital Partners, LP (“Stratford”) and Retail & Restaurant Growth Capital, LP (“RRGC”) (together, Stratford and RRGC are hereafter referred to as the “Transferees”), whereby, on August 17, 2011 TLLP exchanged 25,000,000 shares of its holdings of the Company’s common stock (the “New Shares”) to settle in full TLLP’s approximately $18,200,000 redemption obligation on its outstanding Series A Preferred Units (the “Preferred Units”) and for additional cash consideration totaling $3,750,000 from the Transferees (the “Exchange”). The redemption rights under the Preferred Units allowed the holders to redeem the accumulated redemption value for shares of Teletouch common stock owned by TLLP and such redemption could only take place following the fiscal settlement of TLLP’s senior debt obligation. The cash received by TLLP from this transaction allowed it to make the final payment on the senior debt obligation which allowed the Preferred Units to be redeemed simultaneously. Based on the approximately $21,950,000 consideration exchanged by Transferees, TLLP realized approximately $0.88 per share in value for the shares of the Company’s common stock transferred in the Exchange. As a result of the Exchange, Stratford and RRGC received 15,000,000 shares and 10,000,000 shares, respectively, of the Company’s common stock in exchange for their respective share of the cash consideration and their respective holdings of the outstanding Preferred Units. The Exchange closed on August 17, 2011 and resulted in the cancellation of the Series A Preferred units. As contemplated by the Binding Agreement, at closing the parties entered into various agreements related to the Exchanged Shares including (1) a registration rights agreement providing for the registration of the Exchanged Shares, (2) a put and call option and transfer restriction agreement whereby TLLP would have the right to call from Stratford and RRGC the Exchanged Shares for a fifteen month period (through approximately November 17, 2012) for a call price of $1.00 per share, Stratford and RRGC would have the rights to put their Exchanged Shares to TLLP for 30 day period at the end of the call option period for a put price of $1.00 per share, and Stratford and RRCG would agree not to transfer the Exchanged Shares for a period of seven months after the date of the Exchange (through approximately March 17, 2012), (3) a voting agreement whereby Stratford and RRGC agreed to vote their Exchanged Shares in proportion to the votes of the other shareholders of Teletouch through November 16, 2012, the date of the expiration of the voting agreement, (4) a pledge and security agreement whereby TLLP pledged all of its remaining shares of Teletouch’s common stock to Stratford and RRGC as security for their put rights, (5) a mutual release of claims between various parties to the Exchange and (6) certain other ancillary documents. Following the Exchange and as of the date of this Report, Stratford owns 17,610,000 shares of Teletouch’s common stock (36.1% of outstanding shares), RRGC owns 11,740,000 shares (24.1%) and TLLP owns 3,050,999 shares (6.3%). The result of the Exchange was a change in control of the voting of common stock at Teletouch on August 17, 2011, whereby TLLP no longer controls the outcome of matters voted on by the shareholders.

Effective December 7, 2012, TLLP, Stratford and RRGC entered into Amendment No. 1 to the Put and Call and Transfer Restriction Agreement originally dated August 18, 2011.  Under Amendment No. 1, the parties agreed to extend Stratford and RRGC’s put option through January 18, 2013.  On January 16, 2013, TLLP, Stratford and RRGC entered into Amendment No. 2 to the Put and Call and Transfer Restriction Agreement to extend Stratford and RRGC’s put option to March 1, 2013. Additionally, on February 15, 2013, TLLP, Stratford and RRGC entered into Amendment No. 3 to the Put and Call and Transfer Restriction Agreement to extend Stratford and RRGC’s put option to May 30, 2013.

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

NOTE 17 - STOCK OPTIONS

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

On August 7, 2002, the Company’s Board of Directors adopted the Teletouch 2002 Stock Option and Appreciation Rights Plan and on November 7, 2002, the common shareholders voted and ratified the plan (the “2002 Plan”). Under the 2002 Plan, Teletouch had the ability to issue options up to an aggregate of 10,000,000 shares of Teletouch’s common stock through August 7, 2012, at which time the 2002 Plan expired (10 years after adoption of the 2002 Plan). The 2002 Plan provided for options, which qualified as incentive stock options (Incentive Options) under Section 422 of the Code, as well as the issuance of non-qualified options (Non-Qualified Options). The shares issued by Teletouch under the 2002 Plan were either treasury shares or authorized but unissued shares as Teletouch’s Board of Directors determined from time to time. Pursuant to the terms of the 2002 Plan, Teletouch granted Non-Qualified Options and Stock Appreciation Rights (SARs) only to officers, directors, employees and consultants of Teletouch or any of Teletouch’s subsidiaries as selected by the Board of Directors or the Compensation Committee. The 2002 Plan also provided that the Incentive Options shall be available only to officers or employees of Teletouch or any of Teletouch’s subsidiaries as selected by the Board of Directors or Compensation Committee. The price at which shares of common stock covered by the option could have been purchased was computed as the average of the closing price of the Company’s stock for the five days preceding the grant date. To the extent that an Incentive Option or Non-Qualified Option is not exercised within the period in which it may be exercised in accordance with the terms and provisions of the 2002 Plan described above, the Incentive Option or Non-Qualified Option will expire as to the then unexercised portion. In addition, employees that cease their services with the Company and hold vested options will have the ability to exercise their vested options for a period three months after their termination date with the Company or at any time prior to the expiration of the option, whichever is shorter.

As of February 28, 2013, 906,998 Non-Qualified Options and 6,265,824 Incentive Options are outstanding under the 2002 Plan.

A summary of option activity for the nine months ended February 28, 2013 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at June 1, 2012	6,401,653	$0.29	6.30	$1,364,449
Granted	773,167	0.44	-	-
Exercised	-	-	-	-
Forfeited	(1,998)	0.34	-	-
Outstanding at February 28, 2013	7,172,822	0.31	6.00	$860,411

Options exercisable at February 28, 2013	7,089,488	$0.31	5.90	$853,411

The following table summarizes the status of the Company’s non-vested stock options since June 1, 2012:

	Non-vested Options
		Weighted-
	Number of	Average Fair
	Shares	Value
Non-vested at June 1, 2012	166,667	$0.30
Granted	773,167	0.20
Vested	(856,500)	0.21
Forfeited	-	-
Non-vested at February 28, 2013	83,334	$0.30

The Company recorded approximately $6,000 in stock based compensation expense in the consolidated financial statements for the three months ended February 28, 2013 and February 29, 2012. The Company recorded approximately $173,000 and $296,000 in stock based compensation expense in the consolidated financial statements for the nine months ended February 28, 2013 and February 29, 2012, respectively.

NOTE 18 – RELATED PARTY TRANSACTIONS

NVRDUL, LLC (“NVRDUL”) – NVRDUL is an entity controlled by Carri P. Hyde, spouse of Thomas A. Hyde, Jr., Director, President and Chief Operating Officer of the Company. Mr. Hyde has no direct involvement with the operations of NVRDUL, but is related only through marriage. The Company provides certain available office space to NVRDUL in exchange for certain public relations services. As of February 28, 2013, no balance was due to or from NVRDUL.

NOTE 19 – SEGMENT INFORMATION

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

Using these criteria, the Company's two reportable segments are cellular services and wholesale distribution. The Company’s former two-way radio services business was sold on August 11, 2012 and is reported as discontinued operations for the three and nine months ended February 28, 2013 and February 29, 2012 (see Note 3 – “Two-Way Discontinued Operations” for more information on the sale of the two-way business).

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

The following tables summarize the Company’s operating financial information by each segment for the three and nine months ended February 28, 2013 and February 29, 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
Operating revenue:
Service revenue
Cellular	$3,207	$3,620	$10,341	$11,594
Wholesale	-	-	-	4
Total	3,207	3,620	10,341	11,598

Product sales revenue
Cellular	455	589	1,446	1,532
Wholesale	1,055	1,057	3,153	5,896
Total	1,510	1,646	4,599	7,428

Total operating revenues
Cellular	3,662	4,209	11,787	13,126
Wholesale	1,055	1,057	3,153	5,900
Total	4,717	5,266	14,940	19,026

Operating expenses:
Cost of service
(exclusive of depreciation and amortization included below)
Cellular	645	943	1,981	2,862
Wholesale	-	-	4	26
Total	645	943	1,985	2,888

Cost of products sold
Cellular	694	948	2,015	2,426
Wholesale	914	900	2,747	5,189
Total	1,608	1,848	4,762	7,615

Selling and general and administrative
Cellular	509	615	1,580	1,695
Wholesale	403	290	1,099	862
Corporate	1,385	2,135	4,715	7,634
Total	2,297	3,040	7,394	10,191

Depreciation and amortization
Corporate	221	213	667	825
Total	221	213	667	825

Texas sales and use tax audit assessment
Corporate	-	1,850	-	1,850

Gain on settlement with AT&T
Corporate	(120)	(168)	(397)	(10,168)

Gain on settlement with Trident
Corporate	(161)	-	(161)	-

Gain on disposal of assets
Corporate	(61)	(34)	(32)	(34)
Total operating expenses	4,429	7,692	14,218	13,167

Operating income (loss) from continuing operations
Cellular	1,814	1,703	6,211	6,143
Wholesale	(262)	(133)	(697)	(177)
Corporate	(1,264)	(3,996)	(4,792)	(107)
Total	288	(2,426)	722	5,859

Interest expense, net
Corporate	(419)	(417)	(1,197)	(1,467)
Income (loss) from continuing operations before income tax expense	(131)	(2,843)	(475)	4,392

Income tax expense
Corporate	56	43	199	177

Net income (loss) from continuing operations
Cellular	1,814	1,703	6,211	6,143
Wholesale	(262)	(133)	(697)	(177)
Corporate	(1,739)	(4,456)	(6,188)	(1,751)
Total	$(187)	$(2,886)	$(674)	$4,215

The Company identifies its assets by segment. Significant assets of the Company’s corporate offices include all of the Company’s cash, property and equipment, loan origination costs and the patent held for sale. The Company’s assets by segment as of February 28, 2013 and May 31, 2012 are as follows:

	February 28, 2013			May 31, 2012
	Total Assets	Property and Equipment, net	Goodwill and Intangible Assets, net	Total Assets	Property and Equipment, net	Goodwill and Intangible Assets, net

Segment
Cellular	$5,057	$32	$2,093	$7,065	$64	$2,615
Wholesale	972	13	-	640	24	-
Corporate	4,356	1,966	1,248	4,674	2,036	-
Other (1)		-	-	1,910	386	350
Totals	$10,385	$2,011	$3,341	$14,289	$2,510	$2,965

(1) “Other” includes assets, property and equipment, net and goodwill and intangible assets, net associated with the Company’s discontinued two-way operations. As of February 28, 2013, there were no remaining asset in this category.

During the three months and nine months ended February 28, 2013 and February 29, 2012, the Company did not have a single customer that represented more than 10% of total segment revenues.

NOTE 20 – SUBSEQUENT EVENT

As previously disclosed in its Current Report on Form 8-K filed with the SEC on March 28, 2013 (the “March 28 8-K”), on March 22, 2013, Teletouch Communications, Inc., a Delaware corporation (the “Company”), received a written communication on behalf of Stratford Capital Partners, L.P. (“Stratford”) and Retail & Restaurant Growth Capital, L.P. (“RRGC”, together, ”Stratford/RRGC”), submitting written consents of certain shareholders of the Company (the “Consent of Shareholders”) relating to certain shareholder proposals (as set forth in the March 28 8-K and incorporated by reference herein). Such shareholder proposals included, among other things, appointment of Joseph L. Harberg, Raymond C. Hemmig, Scott M. Kleberg, David W. Knickel and Charles Daniel Yost (collectively, the “Board Appointees”), to serve as directors of the Company. Stratford/RRGC voted 17,610,000 and 11,740,000 shares of the Company’s common stock each entity beneficially owns on each of the shareholder proposals above, respectively, and Lazarus Investment Capital Partners LLLP (“Lazarus”) voted 5,285,397 shares of the Company’s common stock on the same proposals, which, in total, represent approximately 70.3% of the Company’s outstanding common stock as of March 22, 2013; as of the same date, the Company had 49,272,733 shares of common stock outstanding (there appears to be a difference of approximately 19,092 shares between the number of shares voted by Lazarus and Lazarus’s beneficial ownership of the Company’s securities as reflected in its public filings with the SEC; in reporting the events subject hereof, the Company will rely on Lazarus’ representations as to the extent of its ownership of the Company’s outstanding securities as set in the Consent of Shareholders).

In the process of verifying common stock record ownership of each of the shareholders that executed the Consent of Shareholders and, specifically, of reconciling Lazarus’s share ownership set forth in its Consent of Shareholders with its public filings with the SEC and with the Company’s list of record holders, it came to the Company’s attention that the consent of Lazarus was not executed by the broker listed as the record holder of the shares of the Company’s outstanding common stock purported to be beneficially owned by Lazarus as of the time of the execution of its Consent of Shareholders (the “Lazarus Shares”), which called into question whether, as of March 22, 2013, the Board Appointees had been properly appointed to the Board under Delaware law.

On April 8, 2013, the foregoing deficiency was remedied by the delivery by Stratford/RRGC (as re-executed by Lazarus and executed by the record holder of the shares beneficially owned by Lazarus) of a shareholder consent representing the Lazarus Shares dated as of April 8, 2013.

On April 11, 2013, the Board, including the Board Appointees, convened a special meeting (the “April 11 Meeting”) to approve, authorize and ratify all of the actions that had been taken by them during the time period from March 22, 2013 to April 8, 2013. The actions approved, ratified and adopted at the April 11 Meeting included those described below in this Item 5.03.

Board Committee Appointments; Lead Independent Director Designation

The Board has appointed directors to Board committees and designated the chairman of each committee as follows:

(i)	Audit Committee membership:	Scott M. Kleberg (Chairman), Charles Daniel Yost.
(ii)	Compensation Committee membership:	Charles Daniel Yost (Chairman), David W. Knickel and
Joseph L. Harberg.
(iii)	Nominating and Corporate Governance	Raymond C. Hemmig (Chairman), Scott M. Kleberg and
	Committee membership:	David W. Knickel.

Also, Raymond C. Hemmig was designated as the Lead Independent Director of the Board. The Board designated this new position to serve in a lead capacity to coordinate the activities of the other non-employee, independent directors and to perform such other duties and responsibilities as the Board may determine. The duties and responsibilities of the Lead Independent Director will be governed by a written charter to be adopted by the Board.

The Board also established a fully empowered Special Committee to investigate alleged violations of Section 16(b) of the Securities Exchange Act of 1934, as amended, in connection with certain transactions in August 2011 and following such date involving certain affiliated persons and entities. The committee is comprised of Scott M. Kleberg and Charles Daniel Yost. The Special Committee is delegated the unlimited authority, without further authorization from the Board, to consider any and all matters that it may consider relevant or related to the foregoing Section 16(b) related matters.

CFO Severance Related

In order to encourage Douglas E. Sloan’s (the Chief Financial Officer of the Company) retention and continued employment at the Company, the Board determined that in the event of a not for cause termination of his employment by the Company, he will be entitled to receive and the Company will be obligated to pay him a severance amount equal to one half (1/2) of his base salary in effect immediately prior to the date of such termination. The Board also instructed the Compensation Committee to consider and recommend terms for Mr. Sloan’s employment at the Company going forward.

Non-Renewal of Executive Employment Agreements

On December 31, 2008, the Board of Directors (the “Board”) of Teletouch Communications, Inc. (the “Company”) approved an executive employment agreement with an effective date of June 1, 2008, by and between the Company and Robert M. McMurrey (the “McMurrey Agreement”), as the Company’s Chairman and Chief Executive Officer. The McMurrey Agreement had an initial term commencing on June 1, 2008 and ending May 31, 2011, and by its terms automatically renewed for successive additional one year term(s), unless either the Company or Mr. McMurrey gave the other party an advance written notice not to renew the McMurrey Agreement. By its terms, on May 31, 2012, the McMurrey Agreement automatically renewed for an additional one year term ending May 31, 2013.

Also, on December 31, 2008, the Board of the Company approved an executive employment agreement with an effective date of June 1, 2008, by and between the Company and Thomas A. “Kip” Hyde, Jr. (the “Hyde Agreement”), as the Company’s President and Chief Operating Officer. The Hyde Agreement provided for an initial term commencing on June 1, 2008 and ending May 31, 2011, and automatically renewed for successive additional one year term(s), unless either the Company or Mr. Hyde gave the other party an advance written notice not to renew the Hyde Agreement. By its terms, on May 31, 2012, the Hyde Agreement automatically renewed for an additional one year term ending May 31, 2013.

On April 1, 2013, the Board Appointees gave written notices to each of Messrs. McMurrey and Hyde that the McMurrey Agreement and the Hyde Agreement would not be renewed and would therefore expire on May 31, 2013. Said notices were notices of non-renewal of such employment agreements, and did not terminate Messrs. McMurrey’s or Hyde’s respective employment with the Company. The notices stated, in respective parts, that the Board desires that Messrs. McMurrey and Hyde remain employed by the Company, with the future terms of such employment to be determined after the Company’s Compensation Committee recommends and the Board adopts policies for the employment of executives of the Company. Messrs. McMurrey and Hyde have notified the Company that they dispute the legal effect of the above-described notices of non-renewal, and believe that their respective employment agreements have automatically renewed for an additional one year term ending May 31, 2014.

Bylaw Amendment

Effective as of April 11, 2013, the Board, by the affirmative vote of at least a majority of its members, voted to amend Article II, Section 2.5. Special Meetings of the Company’s Bylaws, as amended to date (the “Bylaws”) to read in its entirety as follows:

“Section 2.5. Special Meeting. Special meetings of the Board for any purpose or purposes may be called at any time by the Chairman of the Board, the chief executive officer, the secretary or any two directors then in office.

Notice of the time and place of special meetings shall be:

(i) delivered personally by hand, by courier or by telephone;
(ii) sent by United States first-class mail, postage prepaid;
(iii) sent by facsimile; or
(iv) sent by electronic mail,

directed to each director at that director's address, telephone number, facsimile number or electronic mail address, as the case may be, as shown on the corporation's records.

If the notice is (i) delivered personally by hand, by courier or by telephone, (ii) sent by facsimile or (iii) sent by electronic mail, it shall be delivered or sent at least twenty-four (24) hours before the time of the holding of the meeting. If the notice is sent by United States mail, it shall be deposited in the United States mail at least four days before the time of the holding of the meeting. Any oral notice may be communicated either to the director or to a person at the office of the director who the person giving notice has reason to believe will promptly communicate such notice to the director. The notice need not specify the place of the meeting if the meeting is to be held at the corporation's principal executive office nor the purpose of the meeting. At any meeting at which every director shall be present, even though without any notice, any business may be transacted.”

The same provision, prior to the foregoing amendment, read, in its entirety, as follows:

“Section 2.5. Special Meeting. Special meetings of the board of directors shall be held whenever called by direction of the chairman or vice-chairman of the board, the president, an executive vice president or two-thirds of the directors then in office.

The secretary shall give notice of each special meeting, stating the date, hour and place thereof, by mailing, telecopying, telegraphing or hand delivering the same, at least forty-eight (48) hours before the meeting, to each director; but such notice may be waived by any director. If mailed, notice shall be deemed to be delivered when deposited in the United States mail or with any private express mail service, postage or delivery fee prepaid. Unless otherwise indicated in the notice thereof, any and all business may be transacted at a special meeting. At any meeting at which every director shall be present, even though without any notice, any business may be transacted.”

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of results of operations and financial condition is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company. This discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes and the discussions under “Critical Accounting Estimates,” which describes key estimates and assumptions we make in the preparation of our financial statements. The Company’s third fiscal quarter begins on December first and ends on February twenty-eighth.

Executive Summary

We are a regional provider of wireless telecommunications products and services. For over 48 years, Teletouch has offered a comprehensive suite of wireless telecommunications solutions, including cellular, GPS-telemetry and wireless messaging.

Today, Teletouch is a primary Authorized Services Provider and billing agent of AT&T products and services to consumers, businesses and government agencies, operating 8 “Hawk Electronics” branded retail and customer service locations in North and Central Texas under its “Hawk Electronics” brand, in conjunction with its direct sales force, call center operations and various retail eCommerce websites including: www.hawkelectronics.com, www.hawkwireless.com and www.hawkexpress.com.

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

The Company experienced significant liquidity and going concern issues over the last year, primarily as a result of the acceleration of its debt obligations by its senior lender, Thermo Credit, LLC (“Thermo”), the maturity of its real estate debt with East West Bank (“East West”) and Jardine Capital Corporation (“Jardine”) and the State of Texas (the “State”) sales and use tax audit assessment. Despite these issues, the Company improved its underlying operating results from its continuing operations in the three and nine months ended February 28, 2013 compared to the same periods from the prior fiscal year after excluding the $10,000,000 gain and the related $1,400,000 in management bonuses awarded as a result of the settlement with AT&T in November 2011 and the accrual of approximately $2,147,000 related to PCI’s Texas sales and use tax audit issues in the third quarter of fiscal year 201.

In the third quarter of fiscal year 2013, the Company made significant strides toward resolving its solvency matters by entering into a new senior credit facility, amending its debt with Thermo and negotiating a reduced Texas sales tax audit assessment and payment schedule to the State related to PCI’s sales and use tax obligation. As a result of the financing transactions, the Company was able to make an initial draw-down of $4,3000,000 under the new revolving credit facility with DCP Teletouch Lender, LLC (“DCP”) on February 8, 2013, of which $4,000,000 was used to pay down a portion of the Company’s current indebtedness to Thermo. The remaining proceeds were used to pay certain closing costs to DCP and other professional fees. In addition, on January 7, 2013, the Company entered into a settlement agreement (the “Sales Tax Agreement”) with the State which reduced the Company’s sales tax assessment to approximately $1,414,000 and allowed the Company to pay the assessment back to the State in monthly installments. Although the Company has resolved its senior debt and sales tax obligation issues, it has not identified or secured a commitment from a new lender for financing its real estate as of the date of this Report. The Company’s real estate loans with East West Bank and Jardine Capital Corporation initially matured on May 3, 2012 (reference the “Liquidity and Capital Resources” section within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for more information on the Company’s debt restructure, Sales Tax Agreement with the State and real estate debt).

As of February 28, 2013, the Company’s senior and subordinated debt obligations totaled approximately $7,211,000 and the accrued sales tax liability related to the PCI’s sales tax audit was approximately $1,265,000, including assessed penalties and interest of $498,000, which is considered a contingent liability until the final payment has been under the tax settlement agreement at which time the State has agreed to forgive these penalties and interest. In addition, the Company’s real estate debt was approximately $2,608,000 as of February 28, 2013.

Beginning February 2012, the Company has primarily focused on securing a new senior lender since Thermo noticed the Company of its intent to accelerate their senior revolving debt. The acceleration of this debt came shortly after the November 2011 settlement of the Company’s litigation against AT&T and during a period when the Company planned to focus on and invest in growing its cellular subscriber base and maximize the value of the extended distribution agreement with AT&T, which was negotiated under the terms of the November 2011 settlement with AT&T. During the over 2 year period of litigation, the Company experienced a significant loss of cellular subscribers and related revenues. With the acceleration of the debt and the required pre-payments on the Thermo debt, the Company no longer had the cash available to make these investments in acquiring new subscribers through expanded distribution locations and additional investment in subsidized cellular phones for each new subscriber. Even with a limited number of activations of the then heavily subsidized iPhone, among other operational challenges, the operating results of the Company continued to suffer following the settlement with AT&T and through the third quarter of fiscal year 2012. The weak operating results for the third quarter of fiscal year 2012 delayed the Company in attracting a new lender willing to extend sufficient credit to the Company to retire the Thermo debt. During the fourth quarter of fiscal 2012, a new program was introduced by AT&T under which the Company was reimbursed for almost half of the subsidy required on the iPhone. This AT&T reimbursement program, combined with certain price increases implemented on certain charges billed to the cellular subscriber base and tighter cost controls resulted in significant improvement in the operating results for the fourth quarter of fiscal year 2012 and which continued on through the first quarter of fiscal year 2013. Income declined in the second quarter of fiscal year 2013, which is primarily due to additional and significant cellular handset subsidies caused by an increase in the number of subscriber contract renewals beginning in October 2012 largely due to the launch of the iPhone 5. Even though the Company benefits from the AT&T equipment subsidy reimbursement program, the increased number of subscriber contract renewals and the corresponding subsidies on the iPhone and other models of cellular phones in the second quarter of fiscal year 2013 exceeded the Company’s other cost savings measures during the period. The Company improved its consolidated operating results in the third fiscal quarter compared to the second fiscal quarter by aggressively managing and reducing the number of subsidized cellular phones sold to customers by limiting new customer activations and applying stringent qualifications before an existing customer would qualify for a new subsidized phone.

Although revenue from the Company’s cellular business has continued to decline throughout fiscal year 2013, the cellular operation’s revenue improved slightly in the nine months ended February 28, 2013 compared to the same period from the prior fiscal year primarily due to price increases implemented in March 2012 on certain of the Company’s services and fees billed to its cellular subscriber base and a reduction of costs following the closure of four Hawk stores in June 2012. The actions partially offset the loss of revenues caused by fewer cellular subscribers. Until the implementation of the price increases in the fourth quarter of fiscal year 2012, revenues in the cellular business eroded throughout fiscal year 2012 due to the inability to add a sufficient number of new cellular subscribers to offset the continued attrition of cellular subscribers following its completion of the litigation with AT&T in November 2011. Under the provisions of this settlement with AT&T, the Company can no longer transfer cellular subscribers from AT&T, which has negatively impacted new subscriber additions.

Since there will be continuing limitations to expand the Company’s subscriber base prior to the expiration of the AT&T distribution agreement in November 2014, the Company is concentrating its efforts on growing its wholesale distribution business in an attempt to help offset the declining revenues and loss of operating margins in its cellular business. The Company has been successful negotiating several national and exclusive geographic distribution agreements to sell cellular handset, cellular accessory and car audio product lines. During the first quarter of fiscal year 2013, the Company was successful in hiring several key sales and management personnel with strong backgrounds in the cellular handset distribution business. Although the Company was able to launch several new product lines and find knowledgeable personnel in early fiscal year 2013, the Company has not realized sales or income growth it expected from its wholesale business to date. Even though the Company has been successful in the wholesale distribution business in prior years, there is a strong market competition among wholesale distributers, and currently the Company’s product mix, sales and marketing efforts have not been effective in generating the sales and profit it needs to help offset the declining profitability in the Company’s cellular business. The Company’s current focus is on finding wholesale products that will maximize its profits quickly and provide large scale distribution opportunities. In the later part of the third fiscal quarter, the Company began making personnel changes in its wholesale business unit due to certain sales objectives that had not been met. The Company will continue to make further personnel changes as it focuses on finding personnel with the product and market knowledge to successfully grow its wholesale business unit.

Furthermore, late in the third fiscal quarter, the Company restructured its operations and consolidated certain functions resulting in the layoff of certain personnel which will result in a monthly savings of approximately $50,000 going forward. Until sales and profits in the wholesale business improve, the Company will continue to make cost reductions in all areas so that it can meet its business operating requirements and service its debt obligations.

Throughout the remainder of fiscal year 2013, the Company will monitor its cellular operations to preserve its profitability in spite of the anticipated continuing declining revenues, focus on expanding its wholesale operations and will also begin to consider the viability of acquiring a complimentary business since the Company’s senior debt and sales tax obligations have been resolved. With a new Board of Directors that has diverse business knowledge and potential access to key resources, the Company is anticipating more assistance developing its business strategies to increase the Company’s profitability in the fourth fiscal quarter and into fiscal year 2014.

Discontinued Operations-Sale of Two-Way Radio and Public Safety Equipment Business

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

On August 11, 2012, the Company and DFW Communications, Inc. (“DFW”), a local competitor to Teletouch in the Dallas / Fort Worth, TX MSA, entered into an Asset Purchase Agreement (“APA”), whereby DFW took and acquired possession of substantially all of the assets associated with the two-way radio and public safety equipment business, such assets including, among other things, certain related accounts receivable; inventory; fixed assets (e.g. fixtures, equipment, machinery, appliances, etc.); supplies used in connection with the business; the Company’s leases, permits and titles and certain FCC licenses held by the Company (see Note 3 – “Discontinued Two-Way Operations” for additional information on the sale of the two-way business). DFW also assumed certain obligations, permits and contracts related to the Company’s business. Subject to certain working capital adjustments, DFW agreed to pay, at closing, as consideration for the assets of the Company an amount in cash equal to approximately $1,469,000, $168,000 of which is allocated to certain designated suppliers’ payments and $300,000 of which is allocated to real estate and goodwill. The parties to the APA further designated approximately $767,000 for working capital to be allocated to the purchase of such amount consisting of, among other things, accounts receivable and inventory as of the effective date of the APA. The APA includes a working capital adjustment provision that provides for no more than $200,000 of post-close working capital adjustments to be charged to the Company in the event of any material accounts receivable or inventory deficits. As of February 28, 2013, the Company recorded an approximately $29,000 working capital chargeback due to the non-collection of certain outstanding accounts receivables which were sold to DFW under the APA.

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

On February 26, 2013, the Company received proceeds of approximately $297,000 from the sale of its real estate in Tyler, Texas. The proceeds were subsequently used to pay down the Company’s debt with Thermo.

Discussion of Business Strategy by Operating Segment

Cellular Operations

Since the expiration of the Company’s largest distribution agreement with AT&T, which included the Dallas / Fort Worth, Texas MSA in August 2009 and the subsequent arbitration proceeding against AT&T, the Company has concentrated on servicing its existing subscriber base and minimizing subscriber attrition.

Following the execution of the Settlement and Release Agreement with AT&T on November 23, 2011 (the “AT&T Settlement”), the Company planned to expand its business with AT&T as an Authorized Service Provider and Exclusive Dealer. Under the Agreement, AT&T amended and renewed a 3 year distribution agreement for the Company’s current and prior market areas, executed a new 6 year Exclusive Dealer agreement which runs co-terminously with the distribution agreement for the first 3 years and gave PCI the right and authorization to sell, activate and provide services to Apple iPhone and iPad models, both as an exclusive AT&T Distributor and Dealer. As a result of the AT&T Settlement, the Company began to focus its efforts on increasing its cellular subscriber base, in order to generate greater profits from its recurring revenue cellular billings. Given the increasing cost of cellular handsets, particularly the iPhone, the Company, has limited the total number of upgrades and new activations since the Company subsidizes a significant portion of the customer’s cost of the phone. Through the third quarter of fiscal year 2012, the Company absorbed 100% of the required subsidy on the iPhone and a significant portion of the subsidy on other phone models, but beginning in April 2012, AT&T supplemented the distribution agreement and agreed to reimburse the Company for almost half of the required subsidy on the iPhone. Although this program is subject to change, the subsidy reimbursement on the number of iPhones sold by the Company from April 2012 through February 28, 2013 has been approximately $533,000. Additionally, subscriber attrition has remained at a higher level than originally forecast as subscribers continue to transfer service to AT&T for various reasons, including more access to AT&T-owned and agent locations in the markets where we operate today, and the greater product selection such outlets provide. Ultimately, without the ability to advertise the Company’s brand message adequately, many customers and prospective customers remain unaware of the products we do have, the services we provide, or the relatively limited number of destination outlets in our markets. The combination of lower than expected activations and higher than expected customer attrition has caused the Company’s cellular subscriber base and related revenues to continue to decline.

In fiscal year 2013 and through the expiration of the distribution agreement in November 2014, the Company will closely monitor the number of subscribers remaining in its cellular subscriber base and will continue to focus on increasing the number of subscribers added to its subscriber base to maximize the transfer fees negotiated as part of the AT&T Settlement that will be paid to the Company through the expiration of distribution agreement. As of February 28, 2013, the Company has earned approximately $670,000 in transfer fees from AT&T related to approximately 4,500 subscribers that transferred their service from PCI to AT&T following the November 2011 settlement with AT&T. In addition, the Company will continue to monitor the overhead expenses related to its cellular operations. After analyzing the profit margins and customer statistics related to each Hawk retail store, the Company closed four under-performing stores in June 2012 and reduced the hours of operations for the remaining retail stores. Additionally, and as result of this review, several of the remaining retail stores were identified as having excess space or too high of operating cost. The Company is currently considering relocating certain stores to smaller retail locations and estimates that by doing so it could realize up to an additional $100,000 in cost savings annually.

Wholesale Business

Beginning in fiscal 2010 and continuing into fiscal 2011, the Company increased its cellular handset brokerage business by selling to volume buyers both domestically and internationally. Initially the Company primarily brokered phones manufactured by Research In Motion, as the manufacturer of Blackberry® cellular handsets. This brokerage business significantly contributed to the product sales for the Company’s wholesale business beginning in fiscal year 2010 and continuing through November 30, 2011. After the Company entered into the settlement agreement with AT&T in November 2011, the Company was no longer allowed to sell AT&T-branded cellular phones to customers that are not subscribers of AT&T cellular services, with the exception that the Company is allowed to sell a relatively small amount of overstocked or obsolete handsets to other customers. In June 2012, the Company secured a multi-year national distribution agreement with TCT Mobile Multinational, Limited, a major international handset manufacturer, to sell Alcatel One Touch branded handsets. Additionally, in September 2012, the Company entered into a comprehensive distribution agreement with Unimax Communications, Inc., a subsidiary of Hong Kong-based telecom electronics manufacturer, Unimax Communications Corporation, to sell and distribute their UMX® branded mobile handsets. The Company has been anticipating the completion of these types of distribution agreements and was expecting substantial growth in the wholesale operations due to the sale of the Alcatel and Unimax handsets to Tier-2 and Tier-3 wireless carriers or operators in the United States by the end of the second fiscal quarter of 2013. To date, the Company has not experienced the sales and profits from these distribution agreements as expected. In the third fiscal quarter, the Company terminated its distribution agreement with Alcatel primarily due to the lack of product information and support from the manufacturer to sell the Alcatel handsets the Company ordered. Beginning in the second fiscal quarter, the Company began receiving orders for a limited quantity of Unimax handsets and began fulfilling those orders in the third fiscal quarter but manufacturing delays has constrained the potential for additional sales of the Unimax handsets. The Company is currently working with several Tier-2 and Tier-3 cellular carriers and has provided evaluation Unimax handsets to ensure the handsets will work on the carriers’ respective networks. Many of the carriers have expressed an interest in a couple of different Unimax handset models and the Company anticipates receiving more handset orders and improved availability of these handsets in the fourth fiscal quarter.

Although the Company has executed a number of distributor agreements with cellular accessory and car audio manufacturers such as AFC Trident, Inc., Cerwin Vega and Cadence, to name a few, the Company has not generated the additional sales revenue and profits to help improve the Company’s overall operating performance. To date, the Company has not been effective in introducing a product line to the market with the appropriate pricing structures in place to maximize profits. The Company can attribute a portion of the sales deficiencies to the lack of market pricing enforcement, territory and customer restrictions by the product’s manufacturers. As a result, the Company modified its distribution agreement with AFC Trident, Inc. (“Trident”) in the third fiscal quarter due to infringements upon the Company’s exclusive Authorized Master Distribution Agreement related to certain customer exclusivity rights. The Company entered into settlement agreement with Trident on February 28, 2013 due to alleged violations of the distribution agreement. Under the terms of the settlement agreement, Trident agreed to (i) $150,000 cash payable in three installments, (ii) a one-time reduction of approximately $11,000 related to the Company’s outstanding balance to Trident and (iii) an authorization to return $50,000 of slow-moving Trident inventory. The Company is currently evaluating all of its wholesale product lines to determine which products to focus on that will improve sales and profitability the most quickly. The Company continues to evaluate new product lines for integration with existing product lines but is currently focused on eliminating any unsuccessful product lines and liquidating any remaining inventory related to those product lines. It is imperative for the Company to have key personnel with experience and knowledge of the wholesale business and the various market opportunities to achieve any substantial growth. The Company is currently reviewing the organizational structure of its wholesale business to ensure it has sufficient and proper resources to achieve its targeted sales objectives.

Results of Operations for the three and nine months ended February 28, 2013 and February 29, 2012

Overview of Operating Results for Three and nine Months ended February 28, 2013 and February 29, 2012

The consolidated operating results for the three and nine months ended February 28, 2013 and February 29, 2012, are as follows:

(dollars in thousands)
	February 28,	February 29,	2013 vs 2012
	2013	2012	$ Change	% Change
Three Months Ended
Operating results
Service revenue	$3,207	$3,620	$(413)	-11%
Product sales revenue	1,510	1,646	(136)	-8%
Total operating revenues	4,717	5,266	(549)	-10%
Cost of service (exclusive of depreciation and amortization)	645	943	(298)	-32%

Cost of products sold	1,608	1,848	(240)	-13%

Other operating expenses	2,457	3,219	(762)	-24%

Texas sales and use audit assessment	-	1,850	(1,850)	-100%

Gain on settlement with AT&T	(120)	(168)	48	-29%

Gain on settlement with Trident	(161)	-	(161)	100%

Operating income (loss) from continuing opertaions	$288	$(2,426)	$2,714	112%

Net loss from continuing opertaions	$(187)	$(2,886)	$2,699	-94%

Adjusted operating income (loss) from continuing operations and adjusted net loss from continuing operations reconciliation:
Operating income (loss) from continuing operations	$288	$(2,426)	$2,714	112%
Adjustments:
Texas sales and use tax audit accrual	10	2,147	(2,137)	-99%
Adjusted operating income (loss) from continuing operations	$298	$(279)	$577	207%

Net loss from continuing operations	$(187)	$(2,886)	$2,699	-94%
Adjustments:			$-
Texas sales and use tax audit accrual	10	2,147	(2,137)	-99%
Adjusted net loss from continuing operations	$(177)	$(739)	$562	-76%

(dollars in thousands)
	February 28,	February 29,	2013 vs 2012
	2013	2012	$ Change	% Change
Nine Months Ended
Operating results
Service revenue	$10,341	$11,598	$(1,257)	-11%
Product sales revenue	4,599	7,428	(2,829)	-38%
Total operating revenues	14,940	19,026	(4,086)	-21%
Cost of service (exclusive of depreciation and amortization)	1,985	2,888	(903)	-31%

Cost of products sold	4,762	7,615	(2,853)	-37%

Other operating expenses	8,029	10,982	(2,953)	-27%

Texas sales and use audit assessment	-	1,850	(1,850)	-100%

Gain on settlement with AT&T	(397)	(10,168)	9,771	-96%

Gain on settlement with Trident	(161)	-	(161)	100%

Operating income from continuing operations	$722	$5,859	$(5,137)	-88%

Net income (loss) from continuing operations	$(674)	$4,215	$(4,889)	-116%

Adjusted operating income (loss) from continuing operations and adjusted net loss from continuing operations reconciliation:
Operating income from continuing operations	$722	$5,859	$(5,137)	-88%
Adjustments:
Gain on settlement with AT&T	-	(10,000)	10,000	-100%
Management bonuses related to settlement with AT&T	-	1,400	(1,400)	-100%
Texas sales and use tax audit accrual	74	2,147	(2,073)	-97%
Adjusted operating income (loss) from continuing operations	$796	$(594)	$1,390	234%

Net income (loss) from continuing operations	$(674)	$4,215	$(4,889)	-116%
Adjustments:
Gain on settlement with AT&T	-	(10,000)	10,000	-100%
Management bonuses related to settlement with AT&T	-	1,400	(1,400)	-100%
Texas sales and use tax audit accrual	74	2,147	(2,073)	-97%
Adjusted net loss from continuing operations	$(600)	$(2,238)	$1,638	-73%

The Company reported operating income from continuing operations for the three months ended February 28, 2013 compared to an operating loss in the same period in the prior fiscal year primarily due to the Company recording an initial accrual of approximately $2,147,000 related to PCI’s Texas sales and use audit issues in three months ended February 29, 2012 (see Note 10 – “Accrued Expenses and Other Current Liabilities and Note 10 – “Texas Sales and Use Tax Obligation” for more information on PCI’s sales and use tax audit issues). The $288,000 operating income is comparable to the prior year’s third fiscal quarter by adjusting out the $2,147,000 sales tax accrual, leaving an adjusted operating loss in the third fiscal quarter of 2012 of $279,000. As compared to this adjusted operating loss of $279,000, the Company improved its operating income in the current fiscal quarter by approximately $577,000. Operating income from the Company’s cellular business improved by approximately $111,000 primarily due to the implementation of price increases in the fourth quarter of fiscal year 2012, the reimbursement of cellular handset costs from AT&T and cost savings from the closing of four Hawk stores in June 2012. These actions helped to offset the lost revenues from the Company’s declining subscriber base. From February 29, 2012 to February 28, 2013, the subscriber base decreased by 7,831 subscribers. Additionally, the Company recorded a gain on the settlement with AFC Trident, Inc., a cellular accessory manufacturer and vendor to the Company, on February 28, 2013 of approximately $161,000 due to certain alleged violations of the Company’s exclusive distribution agreement with AFC Trident, Inc. Also, the Company experienced a decrease in legal fees and billboard expenses of approximately $64,000 and $54,000 for the three months ended February 28, 2012, respectively compared to the prior fiscal year period. The decrease in legal fees is due to the Company completing its litigation against AT&T in November 2011 and billboard advertising expenses decreased due to the Company’s decision to limit its use of billboard campaigns beginning in the fourth quarter of fiscal year 2012.

The improvements in operating income during the third quarter of fiscal year 2013 discussed above were partially offset by an increase of approximately $129,000 in operating losses generated by the Company’s wholesale business as compared to the same period in the prior fiscal year primarily due an increase in personnel costs associated with hiring a wholesale director and additional salespeople during the first and second quarters of fiscal year 2013.

The Company reported a net loss from continuing operations for the nine months ended February 28, 2013 compared to net income in the same period in the prior fiscal year primarily due to the Company’s successful litigation against AT&T in November 2011. The Company recorded a $10,000,000 gain offset by approximately $1,400,000 in other operating expenses related to management bonuses awarded as a result of the settlement with AT&T in the nine months ended February 29, 2012. Although the Company reported a decline in income for the current year-to-date period, its underlying continuing operations improved by approximately $1,638,000 when compared to an adjusted net loss from continuing operations of approximately $2,238,000 in the same period in the prior fiscal year, after excluding the $8,600,000 net gain ($10,000,000 gain on settlement less $1,400,000 in management bonuses) and the sales tax audit accrual of approximately $2,147,000 that was recorded in the nine months ended February 29, 2012. The cellular operation’s earnings improved by approximately $68,000 for the nine months ended February 28, 2013 compared to the same period in the prior fiscal year primarily due to closing four Hawk retail stores in the first fiscal quarter of 2013 and the decrease of legal fees and billboard advertising expenses as well as a decrease in stock compensation expenses. Although the Company’s cellular subscriber base declined year over year, the implementation of price increases in the fourth quarter of fiscal year 2012, the reimbursement of cellular handset costs from AT&T and cost savings from the closing of four Hawk stores in June 2012 helped offset the lost revenues from the Company’s declining subscriber base. Additionally, the Company experienced a decrease in legal fees of approximately $441,000 for the current fiscal year-to-date period compared to the same period in the prior fiscal year primarily due to completing its litigation against AT&T in November 2011. Stock compensation expense also declined by approximately $123,000 for the nine months ended February 28, 2013 compared to the same period in the prior fiscal year due to the lower value of stock options granted to the Company’s executive management and Board of Directors. Furthermore, the Company’s decision to limit its billboard advertising campaigns in the fourth quarter of fiscal year 2012 reduced billboard expenses by approximately $170,000 in current fiscal year period compared to the same period in the prior fiscal year.

The Company’s wholesale business experienced an increase in operating losses of approximately $520,000 for current fiscal year-to-date period compared to the same period in the prior fiscal year. The increase in operating losses is directly related to the decrease in sales, which is primarily due to the fact the Company can no longer broker AT&T branded cellular handsets due to the execution of the settlement agreement with AT&T in November 2011. The nine months ended February 29, 2012 had approximately $2,532,000 in wholesale brokerage sales with no similar occurring transactions in the nine months ended February 28, 2013. In addition, personnel costs related to the wholesale business increased in the current fiscal year period compared to the same period in the prior fiscal year which is attributable to hiring a wholesale director and additional salespeople in the first and second quarters of fiscal year 2013.

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

Service Revenue for the Three and nine Months ended February 28, 2013 and February 29, 2012

The service revenues shown below have been grouped and are discussed by the Company’s reportable operating segments as defined under GAAP.

(dollars in thousands)	February 28,	February 29,	2013 vs 2012
	2013	2012	$ Change	% Change
Three Months Ended
Service revenue
Cellular operations
Gross cellular subscription billings	$6,509	$7,645	$(1,136)	-15%
Net revenue adjustment (revenue share due AT&T)	(3,302)	(4,025)	723	-18%
Cellular operations total service revenues:	$3,207	$3,620	$(413)	-11%

Nine Months Ended
Service revenue
Cellular operations
Gross cellular subscription billings	$20,754	$24,368	$(3,614)	-15%
Net revenue adjustment (revenue share due AT&T)	(10,413)	(12,774)	2,361	-18%
Cellular operations total service revenues:	10,341	11,594	(1,253)	-11%
Wholesale operations	-	4	(4)	-100%
Service revenue	$10,341	$11,598	$(1,257)	-11%

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

The decrease in the gross cellular subscription billings for the three months and nine months ended February 28, 2013 compared to the same periods in the prior fiscal year is primarily due to a continued decline in cellular subscribers. The Company had 31,595 subscribers as of February 29, 2013 compared to 39,426 subscribers as of February 28, 2012.

The changes in the components of gross cellular subscription billing charges for the three and nine months ended February 28, 2013 compared to the same periods in the prior fiscal year are as follows:

(dollars in thousands)	February 28,	February 29,	2013 vs 2012
	2013	2012	$ Change	% Change

Three Months Ended
Gross cellular subscription billing charges:
Access charges (a)	1,831	2,494	(663)	-27%
Data charges (b)	2,119	2,234	(115)	-5%
PCI custom features (c)	1,554	1,579	(25)	-2%
AT&T custom features (d)	545	690	(145)	-21%
Roamer and toll charges (e)	144	223	(79)	-35%
Government accessments	195	245	(50)	-20%
Penatly charges (f)	162	154	8	5%
Other charges	(41)	26	(67)	-258%

Total gross cellular subscription billings	$6,509	$7,645	$(1,136)	-15%

Nine Months Ended
Gross cellular subscription billing charges:
Access charges (a)	5,938	8,145	(2,207)	-27%
Data charges (b)	6,483	6,776	(293)	-4%
PCI custom features (c)	4,942	5,023	(81)	-2%
AT&T custom features (d)	1,696	2,238	(542)	-24%
Roamer and toll charges (e)	513	742	(229)	-31%
Government accessments	604	797	(193)	-24%
Penatly charges (f)	546	545	1	0%
Other charges	32	102	(70)	-69%

Total gross cellular subscription billings	$20,754	$24,368	$(3,614)	-15%

(a)	Cellular voice plans
(b)	Cellular data plans and usage
(c)	Services including handset insurance, roadside assistance, accessory warranty programs, custom billing and other fees
(d)	AT&T features, including family talk, navigation and location based services, ringtone and game downloads and other fees
(e)	Roamer and long distance toll usage charges
(f)	Late fees and early contract termination charges

Cost of Service for the Three and Nine Months ended February 28, 2013 and February 29, 2012

Cost of service expense consists of the following significant expense items:

(dollars in thousands)
	February 28,	February 29,	2013 vs 2012
	2013	2012	$ Change	% Change
Three Months Ended
Cost of service
Cellular operations	$645	$943	$(298)	-32%

Nine Months Ended
Cost of service
Cellular operations	$1,981	$2,862	$(881)	-31%
Wholesale operations	4	26	(22)	-85%
Total cost of service	$1,985	$2,888	$(903)	-31%

The decrease in cost of service related to the Company’s cellular operations for the three and nine months ended February 28, 2013 compared to the same periods in the prior fiscal year is partially related to the decrease in cellular service revenues, which is a direct result of the Company’s declining cellular subscriber base. In addition, the cellular operation’s personnel expense, bad debt expense and costs related to the Company’s extended phone warranty program decreased by approximately $198,000, $46,000 and $41,000, respectively for the three months ending February 28, 2013 compared to the same period in the prior fiscal year. For the nine months ending February 28, 2013 compared to the same period from the prior fiscal year, the cellular operation’s personnel expense, bad debt expense and costs related to the Company’s extended phone warranty program decreased by approximately $570,000, $142,000 and $101,000, respectively.

Product Sales and Cost of Products Sold for the Three and Nine Months ended February 28, 2013 and February 29, 2012

Product sales and related cost of products sold shown below have been grouped and are discussed by the Company’s reportable operating segments as defined under GAAP.

(dollars in thousands)	February 28,	February 29,	2013 vs 2012
	2013	2012	$ Change	% Change
Three Months Ended
Product Sales Revenue
Cellular	$455	$589	$(134)	-23%
Wholesale	1,055	1,057	(2)	0%
Total product sales revenue	$1,510	$1,646	$(136)	-8%
Cost of products sold
Cellular	$694	948	(254)	-27%
Wholesale	914	900	14	2%
Cost of products sold	$1,608	$1,848	$(240)	-13%

Nine Months Ended
Product Sales Revenue
Cellular	$1,446	$1,532	$(86)	-6%
Wholesale	3,153	5,896	(2,743)	-47%
Total product sales revenue	$4,599	$7,428	$(2,829)	-38%
Cost of products sold
Cellular	$2,015	2,426	(411)	-17%
Wholesale	2,747	5,189	(2,442)	-47%
Cost of products sold	$4,762	$7,615	$(2,853)	-37%

Product sales revenue: The decrease in product sales from the Company’s wholesale operations for the nine months ended February 28, 2013 compared to the same period in the prior fiscal year is primarily due to a decrease in cellular handset brokerage sales. The Company recorded approximately $2,532,000 in wholesale brokerage sales for the nine months ended February 29, 2012, with no similar occurring transactions in the nine months ended February 28, 2013, which is a direct result of the settlement agreement with AT&T. Under the terms of the settlement with AT&T in November 2011, the Company is no longer allowed to broker AT&T branded cellular handsets. To help offset the loss of the brokerage sales, the Company has acquired several exclusive cellular handset, cellular accessory and car audio distribution agreements in fiscal year 2013.The Company is currently focusing on finding the right product mix and pricing structures to generate the additional profits that are needed to help offset the Company’s declining cellular business while expanding the Company’s wholesale business.

Cost of products sold: The decrease in cost of products sold related to the Company’s cellular business for the three and nine months ended February 28, 2013 compared to the same period in the prior fiscal year is a direct result of fewer cellular product sales due to the Company’s declining cellular subscriber base. Cost of products sold in the cellular business decreased at a higher rate than product revenues due to AT&T reimbursing the Company for a portion of the handset subsidy beginning April 2012, including almost half of the subsidy on the iPhone. Under this program, the Company was reimbursed approximately $368,000 and $993,000 from AT&T during the three and nine months ending February 28, 2013, respectively. The Company is required to subsidize a substantial portion of the cost of cellular handsets sold in conjunction with a new service activation or renewal of a service contract in order to remain competitive with other cellular providers, including AT&T. Due to this, the Company has been forced to tighten its policies for approving the issuance of a subsidized handset to new and existing customers. The full cost of the cellular handset, including the portion that is subsidized by the Company, is expensed by the Company when the phone is activated and sold net of any reimbursement received from AT&T. Because the Company retains less than half of the gross cellular services it bills under the terms of its revenue sharing arrangement with AT&T, the payback period, or period that it takes the Company to recover the subsidy on the handset and achieve profitability on a particular subscriber, is much longer than AT&T or other carriers. Because cellular handset costs have continued to increase and the related subsidies offered by the carriers continue to increase, particularly related to the iPhone, in some instances the Company is finding that it cannot recover the handset subsidy over the standard 2 year subscriber contract term.

The decrease in cost of products sold attributable to the Company’s wholesale operations for the nine months ended February 28, 2013 compared to the same periods from the prior fiscal year is a direct result of the decrease in brokerage sales from the Company’s wholesale business.

Selling and General and Administrative Expenses for the Three and Nine Months ended February 28, 2013 and February 29, 2012

Selling and general and administrative expenses consist of the following significant expense items:

(dollars in thousands)
	February 28,	February 29,	2013 vs 2012
	2013	2012	$ Change	% Change
Three Months Ended
Selling and general and administrative
Salaries and other personnel expense	$1,438	$1,464	$(26)	-2%
Bonus expnese	3	57	(54)	-95%
Office expense	329	374	(45)	-12%
Advertising expense	24	116	(92)	-79%
Professional fees	218	401	(183)	-46%
Taxes and licenses fees	37	342	(305)	-89%
Stock-based compensation expense	6	6	-	0%
Other expenses	242	280	(38)	-14%

Total selling and general and administrative	$2,297	$3,040	$(743)	-24%

Nine Months Ended
Selling and general and administrative
Salaries and other personnel expense	$4,241	$4,243	$(2)	0%
Bonus expense	7	1,503	(1,496)	-100%
Office expense	1,057	1,149	(92)	-8%
Advertising expense	98	281	(183)	-65%
Professional fees	873	1,508	(635)	-42%
Taxes and licenses fees	147	412	(265)	-64%
Stock-based compensation expense	173	296	(123)	-42%
Other expenses	798	799	(1)	0%

Total selling and general and administrative	$7,394	$10,191	$(2,797)	-27%

The decrease in bonus expense for the three and nine months ending February 28, 2013 is due to executive and management bonuses related to the settlement of the litigation against AT&T in November 2011. The bonuses were approved by the Company’s Board of Directors and totaled approximately $1,400,000. The majority of the bonuses were paid out in December 2011. The current fiscal year periods had no similar occurring expenses.

The decrease in advertising expense for the three and nine months ended February 28, 2013 compared to the same periods in the prior fiscal year is primarily related to a reduction in billboard advertising. Beginning in the first quarter of fiscal year 2013, the Company reduced the number of billboards it uses to advertise in the Dallas / Fort Worth area to approximately 3 billboards compared to using approximately 15 billboards during fiscal year 2012. The decrease in the quantity of billboards reduced advertising expense by approximately $54,000 and $170,000 for the three and nine months ended February 28, 2013, respectively compared to the same periods in the prior fiscal year.

The decrease in professional fees for the three and nine months ended February 28, 2013 compared to the same periods in the prior fiscal year is primarily attributable to a decrease in legal expenses resulting from the settlement with AT&T in November 2011. Legal expenses decreased by approximately $63,000 and $441,000 for the three and nine months ended February 28, 2013, respectively compared to the three and nine months ended February 29, 2012. In addition, the Company had approximately $60,000 in legal costs related to the change in ownership of Teletouch that occurred in the first quarter of fiscal year 2012 with no similar occurring expenses in fiscal year 2013. The Company’s consulting fees decreased by approximately $45,000 and $106,000 for the three and nine months ended February 28, 2013, respectively compared to the three and nine months ended February 29, 2012. The decrease in consulting fees was primarily attributable to PCI’s Texas sales and use tax audit and financial advisement related to a possible acquisition that took place during fiscal year 2012. Additionally, fees related to investor relations decreased by approximately $62,000 and $90,000 for the three and nine months ended February 28, 2013, respectively compared to the same period in the prior fiscal year as a result of the Company not renewing certain public relations contracts.

The decrease in taxes and license fees for the three and nine months ended February 28, 2013, compared to the same periods in the prior fiscal year is primarily related to the Company recording the initial sales tax accrual of approximately $297,000, including estimated penalties and interest, in February 2012 related to sales and use tax issues identified for the periods subsequent to PCI’s completed audit period (i.e. November 1, 2009 through February 29, 2012). The sales and use tax issues that were identified during PCI’s recently completed audit period (i.e. January 2006 through October 2009) were applied to certain retail and cellular subscription billings and certain purchasing processes for the period subsequent to the completed audit period to calculate an estimated tax accrual. During the three and nine months ended February 28, 2013, the Company recorded approximately $5,000 and $42,000, respectively of potential interest and penalties related to this sales tax contingency.

The decrease in stock-based compensation expense for the nine months ended February 28, 2013 compared to the same period from the prior fiscal year is due to a decrease in the value of the options that were granted to the Company’s executive management team and Board of Directors. During the first nine months of fiscal year 2013, the Company granted a total of 773,167 stock options with an approximate $0.20 fair value per option. The options granted were fully vested upon issuance. During the first nine months of fiscal year 2012, the Company granted 783,167 stock options with an approximate fair value per option that ranged from $0.30 to $0.46 to its executive management team and Board of Directors. All of these options were also fully vested upon issuance.

Other Operating Expenses for the Three and Nine Months Ended February 28, 2013 and February 29, 2012

(dollars in thousands)
	February 28,	February 29,	2013 vs 2012
	2013	2012	$ Change	% Change
Three Months Ended
Other Operating Expenses
Depreciation and amortization:
Depreciation	$51	$52	$(1)	-2%
Amortization	170	161	9	6%
Total depreciation and amortization	$221	$213	$8	4%

Nine Months Ended
Other Operating Expenses
Depreciation and amortization:
Depreciation	$157	$158	$(1)	-1%
Amortization	510	667	(157)	-24%
Total depreciation and amortization	$667	$825	$(158)	-19%

The decrease in amortization expense for the nine months ended February 28, 2013 compared to the same periods in the prior fiscal year is attributable to loan origination fees related to the Company’s revolving credit facility with Thermo and mortgage debt which were fully amortized by the end of fiscal year 2012.

Gain on Settlement with AT&T for the Three and Nine Months ended February 28, 2013 and February 29, 2012

Due to the settlement and release agreement with AT&T that was executed on November 23, 2011, AT&T pays the Company for the cellular subscribers that transfer their service from PCI to AT&T. For the three and nine months ended February 28, 2013 and February 29, 2012, the Company recorded the fees it earned for those lost subscribers under the caption “Gain on the settlement with AT&T”. Furthermore, the Company recorded the financial results related to the settlement with AT&T in November 2011 as a reduction to operating expenses under the caption “Gain on settlement with AT&T” on its consolidated income statements for the three and nine months ended February 29, 2012. The gain consisted of a cash award of $5,000,000 and a $5,000,000 forgiveness and discharge of the oldest accounts payable due to AT&T.

Gain on Settlement with Vendor for the Three and Nine Months ended February 28, 2013 and February 29, 2012

During fiscal year 2013, the PCI was made aware of potential infringements upon its exclusive Authorized Master Distribution Agreement with AFC Trident, Inc. (“Trident”), a cellular accessory manufacturer and vendor to PCI, connected to certain customer exclusivity rights. As a result, the PCI entered into settlement agreement with Trident on February 28, 2013 related to certain alleged violations of the distribution agreement. Under the terms of the settlement agreement, Trident agreed to (i) $150,000 cash to be paid in three installments with the first payment due on February 28, 2013, the second payment due on March 30, 2013 and the third payment due on April 29, 2013; as of the date of this Report, the first and second payments totaling $100,000 has been received by the Company (ii) a one-time reduction of approximately $11,000 related to the PCI’s outstanding balance to Trident and (iii) an authorization to return $50,000 of slow-moving Trident inventory. Additionally, in connection with the settlement agreement, PCI terminated its original distribution agreement and entered into non-exclusive distribution agreement with Trident. The $150,000 cash settlement and the $11,000 adjustment related to the balance owed to Trident are recorded under the caption “Gain on settlement with vendor” on the Company’s consolidated income statement for the three and nine months ended February 28, 2013.

Interest Expense for the Three and Nine Months ended February 28, 2013 and February 29, 2012

Interest expense, net of interest income recorded against each of the Company’s debt obligations is as follows:

(dollars in thousands)	February 28,	February 29,	2013 vs 2012
	2013	2012	$ Change	% Change
Three Months Ended
Interest Expense
DCP revolving credit facility	93	-	93	100%
Thermo revolving credit facility	$239	$375	$(136)	-36%
Thermo subordinated note	16	-	16	100%
Real estate debt	60	37	23	62%
Warrant redemption notes payable	-	4	(4)	-100%
Other, net	11	1	10	1000%

Total interest expense, net	$419	$417	$2	0%

Nine Months Ended
Interest Expense
DCP revolving credit facility	93	-	93	100%
Thermo revolving credit facility	$908	$1,321	$(413)	-31%
Thermo subordinated note	16	-	16	100%
Real estate debt	148	111	37	33%
Warrant redemption notes payable	-	32	(32)	-100%
Other, net	32	3	29	967%

Total interest expense, net	$1,197	$1,467	$(270)	-18%

The decrease in interest expense for the nine months ended February 28, 2013 compared to the same periods in the prior fiscal year is primarily attributable to a reduction in the amount of outstanding debt. Since February 2012, the Company has paid approximately $3,300,000 in principal payments, including forgiveness of certain commitment fees related to the modification of the Thermo loan. The increase in interest expense related the mortgage debt in the current fiscal year periods compared to the prior fiscal year periods is due to a rate change on the East West Bank debt effective November 2012.

Income Tax Provision for the Three and Nine Months ended February 28, 2013 and February 29, 2012

The majority of the income tax expense recorded for the three and nine months ended February 28, 2013 and February 29, 2012 is related to the Texas margin tax, which was initially implemented by the State of Texas effective January 1, 2008. In the three months ended February 28, 2013 and February 29, 2012, the Company recorded approximately $61,000 and $41,000, respectively in state tax expenses. In the nine months ended February 28, 2013 and February 29, 2012, the Company recorded approximately $183,000 and $123,000, respectively in state tax expenses. The margin tax is calculated by using the Company’s gross receipts from business conducted in Texas each fiscal year less a cost of goods sold deduction. The margin tax is due and payable to the State of Texas each year in May. In addition, the Company recorded a federal alternative minimum tax (“AMT”) liability of approximately $36,000 and $65,000 in the nine months ended February 28, 2013 and February 29, 2012, respectively, due to the income generated from the financial results of the settlement with AT&T. The AMT tax rules do not allow the taxable income to be offset by the full amount of the Company’s net operating losses. Alternative minimum taxes are due and payable to the Internal Revenue Service on a quarterly basis.

Financial Condition as of February 28, 2013

(dollars in thousands)	Nine Months Ended
	February 28,	February 29,	2013 vs 2012
	2013	2012	$ Change	% Change

Cash provided by operating activities	$121	$4,210	$(4,089)	-97%
Cash provided by (used in) investing activities	1,284	(239)	1,523	637%
Cash used in financing activities	(2,622)	(1,338)	(1,284)	96%
Net increase (decrease) in cash	$(1,217)	$2,633	$(3,850)	-146%

Liquidity and Capital Resources

As of February 28, 2013, the Company had approximately $756,000 cash on hand and a working capital deficit of approximately $4,195,000 compared to a working capital deficit of approximately $11,662,000 as of May 31, 2012. The reduction of the working capital deficit is attributable to the settlement agreement the Company entered into with the State of Texas related to PCI’s sales and use tax audit, closing on a new long-term credit facility with DCP Teletouch Lender, LLC (“DCP”) and using the proceeds to pay down and amend the current debt that was payable to Thermo Credit, LLC (“Thermo”) in the third quarter of fiscal year 2013 (see further discussion below). All of these events resulted in a reclassification of current debt to long-term debt and have improved the Company’s financial condition by now having new or restructured debt obligations that the Company expects to be able to service with cash on hand and cash generated through operations for the foreseeable future. During the nine months ended February 28, 2013, the Company had sufficient cash to pay its trade payable obligations as they came due, make all scheduled principal and interest payments against its debt and continue its investment in inventory to support its business operations. Furthermore, in the nine months ended February 28, 2013, the Company paid approximately $83,000 related to its 2012 Texas margin tax obligation and $647,000 against PCI’s Texas sales and use tax audit obligation.

In February 2012, Thermo notified the Company it would cease advancing any additional funds to the Company under its revolving credit facility and needed to exit the debt facility as soon as possible. Following this notice, the Company immediately began focusing on securing new debt financing to replace its existing debt facility with Thermo. On August 1, 2012, the Company executed a term sheet with DCP and on February 8, 2013, the Company entered into a Loan and Security Agreement (the “DCP Loan Agreement”) with DCP (see “DCP Revolving Credit Facility” in Note 12 for additional discussion on the terms of this new credit facility). The loan is facilitated through an asset-based revolving credit facility. The primary purpose of this new credit facility with DCP was to refinance and pay down a portion of the Company’s current indebtedness to Thermo under the terms of the April 30, 2008 Loan and Security Agreement by and between Teletouch, PCI and Thermo, as subsequently amended (the “Thermo Loan Agreement”). In order to facilitate the payment of the Company’s indebtedness to Thermo under the Thermo Loan Agreement, the parties to the Loan Agreement also entered into several amendments, subordination and other related agreements. Specifically, Teletouch, PCI and Thermo entered a certain Sixth Amendment to the Thermo Loan Agreement (“Amendment No. 6”). In addition, the parties also entered into a certain Subordination and Intercreditor Agreement by and between Thermo and DCP dated as of February 8, 2013 (the “Subordination Agreement”) for the purposes of subordinating Thermo’s security interest to that of DCP under the DCP Loan Agreement (see “Thermo Revolving Credit Facility” in Note 12 for additional discussion on the restructuring of this debt).

As a result of these financing and restructuring transactions, the Company was able to borrow $4,300,000 from DCP at closing, of which $4,000,000 was paid to Thermo against the outstanding balance of $7,148,000 owed against the Thermo Loan Agreement as of February 8, 2013. The remaining $3,148,000 due to Thermo became subordinated to DCP and is repayable under certain conditions as defined by the DCP Loan Agreement. If the now subordinated Thermo Loan Agreement is not repaid during the term the DCP Loan Agreement is outstanding, the remaining balance due to Thermo will be payable on August 1, 2016, which is six months following the January 31, 2016 maturity date of the optional extension under the DCP Loan Agreement.

As previously reported, in June 2012, the Company was assessed $1,880,000 by the State of Texas (the “State”) related to a sales and use tax audit of PCI for covering the periods from January 2006 through October 2009. On January 7, 2013, the Company and the State of Texas entered into a settlement agreement related to PCI’s sales and use tax audit obligation, whereby the Company agreed to settle its approximately $1,911,000 tax liability, which included penalties and interest assessed through January 3, 2013 of approximately $498,000, by making a series of payments to the State totaling approximately $1,414,000. Under the terms of the settlement agreement with the State, the Company was required to make a down payment against the sales tax liability of $625,000 on or before January 12, 2013 and make 35 monthly installments of $22,000 each beginning February 15, 2013, with a final payment of $18,888.10 due January 15, 2016. Prior to entering into this settlement agreement, the Company had voluntarily paid a total of $150,000 against this tax liability and the State allowed the Company to reduce its down payment by the full amount of the voluntary payments already made which resulted in the Company paying the $475,000 balance of the down payment in January 2013. The Company expects to be able to make these required payments to the State from cash provided by operations and has DCP’s consent to make such payments as they become due. See Note 11 for additional discussion related to the settlement of this tax obligation.

The Company has been advised by counsel that it can seek recovery of taxes that were not billed or collected from its customers and suppliers beginning in January 2006 and intends to make every reasonable effort to pursue the collection of such taxes. Based on a detailed review of all currently available cellular billings from August 2006 through October 2009, and a review of certain equipment sales invoices from January 2006 through October 2009, the Company has determined the total unbilled and uncollected sales tax is approximately $1,785,000 of the unbilled sales taxes that the Company will pursue for recovery. Invoices to current and former customers for these under-billed sales taxes are expected to be mailed during the fourth quarter of fiscal 2013. Under the terms of the DCP Loan Agreement, $400,000 was initially advanced to the Company as a supplemental advance and up to the first $400,000 collected from this sales tax recovery effort is required to be paid against this supplemental advance amount, with the balance of this supplemental advance to be paid down to $300,000 by May 9, 2013, $200,000 by June 8, 2013 and paid in full by July 8, 2013. The Company expects that sales tax recoveries will be sufficient to meet these repayment obligations to DCP as they come due or alternatively that it will have sufficient cash on hand to make these payments. There can be no assurance that the Company’s recovery efforts will be successful, nor can the Company estimate an amount of recovery expected from such efforts at this time.

The Company’s real estate loans with East West Bank and Jardine Capital Corporation initially matured on May 3, 2012. Both lenders have granted several extensions of the maturity date of their respective loans. As of the date of this Report, Jardine Capital Corporation has granted an extension of the maturity date of their loan through May 31, 2013, but the East West Bank loan matured on February 3, 2013 and an extension is being discussed but has not been granted. With the completion of the senior debt restructuring and the settlement of the sales tax obligation, the Company is optimistic it will be successful in securing a commitment from a new lender to finance its real estate, if needed. The Company has placed the real estate for sale and is currently negotiating a term sheet with a prospective buyer. If the real estate is sold, the Company expects the proceeds to be sufficient to pay the balance due on all of its current real estate debt. Based on the current appraisal of the real estate received in March 2013, the Company is looking to improve its operating cash positions by drawing on the equity (excess fair value over current debt owed against the real estate) in all of the Company’s real estate in Fort Worth, Texas (corporate office building on 6.0 acres, 6.93 acres of excess adjacent land and a free standing billboard on 0.08 acres of land) by selling the real estate (preferred option) or by refinancing the current debt. The Company can provide no assurance it will be successful in selling the real estate, securing new real estate financing or that East West Bank will be agreeable to extend the maturity date of their loan or that any further extensions from either mortgage lender will allow a sufficient amount of time for the Company to sell the real estate or close refinance the current debt before the current estate lenders take action against the Company and the underlying real estate collateral.

As a result of the completion of all of the above mentioned events during the third quarter of fiscal 2013, the Company has made significant progress toward improving its financial condition and believes that it has the ability to service its current debt obligations as they become due with the exception of the real estate loans as discussed above. If either real estate lender decides to foreclose on the Company’s Fort Worth real estate, the Company believes that the fair market value of the properties sufficiently exceeds the amount of the debt and that the sale of these properties by either bank would extinguish all of the real estate debt. If this were to occur, the Company also believes that it has sufficient cash on hand and will generate sufficient cash from operations to support the relocation of the Company’s Fort Worth offices and warehouse and the expected costs of leasing a new facility.

The Company’s estimates of cash provided from operations is based on the successful execution of the current business plan by achieving planned sales and margins from its wholesale business or through aggressive cost reductions to manage cash flows from its declining cellular business. The Company can provide no assurance that it will be successful achieving its planned sales growth or that it can reduce costs to a level to maintain the needed cash flows to meet all of its obligations.

Operating Activities

The decrease in cash provided by the operating activities for the nine months ended February 28, 2013 compared to the nine months ended February 29, 2012 is primarily due to the $5,000,000 cash payment the Company received on December 1, 2011 as a result of the settlement agreement with AT&T.

Investing Activities

The increase in cash provided by investing activities for the nine months ended February 28, 2013 compared to the nine months ended February 29, 2012 is primarily attributable to proceeds of approximately $1,466,000 the Company received from the sale of its two-way business.

Financing Activities

The increase in cash used in financing activities for the nine months ended February 28, 2013 compared to the nine months ended February 29, 2012 is primarily due to costs the Company incurred to close the Company’s new senior credit facility with DCP Teletouch Lender, LLC. In addition, the portion of payments to the State of Texas made under the financing agreement (related to PCI’s sales and use tax audit obligation) contributed to the increase of cash used in financing activities for the nine months ended February 28, 2013 compared to the same period in the prior fiscal year.

Supplemental Cash Flow Data

In the nine months ended February 28, 2013, the Company primarily paid interest related to its debt obligations which was required under its revolving credit facility with Thermo Credit, LLC and its real estate debt with East West Bank and Jardine Capital Corporation. In addition, during the nine months ended February 28, 2013, the Company made approximately $84,000 in franchise tax payments primarily related to the 2012 Texas Margin tax and approximately $127,000 in federal income tax payments attributable to the Alternative Minimum Tax that was due as a result of the Company recording net income in fiscal year 2012.

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

Accounts receivable are presented net of an allowance for doubtful accounts of $142,000 and $150,000 at February 28, 2013, and May 31, 2012, respectively. Based on the information available, management believes the allowance for doubtful accounts as of those periods are adequate; however, actual write-offs may exceed the recorded allowance.

The Company evaluates its write-offs on a monthly basis. The Company determines which accounts are uncollectible, and those balances are written-off against the Company’s allowance for doubtful accounts.

Reserve for Inventory Obsolescence: Inventories are stated at the lower of cost (on a moving average basis, which approximates actual cost determined on a first-in, first-out (“FIFO”) basis), or fair market value and are comprised of finished goods. In determining the adequacy of the reserve for inventory obsolescence, management considers a number of factors including recent sales trends, age of the inventory, industry market conditions and economic conditions. In assessing the reserve, management also considers price protection amounts it expects to recover from certain vendors when the vendor reduces cost on certain items shortly after they are purchased by the Company. Additionally, management records specific valuation allowances for discontinued inventory based on its prior experience liquidating this type of inventory. Through the Company’s wholesale and internet distribution channels, it has been successful liquidating the inventory that becomes obsolete at or near its cost basis if marketed soon after such obsolescence is determined. The Company has many different cellular accessory, radio and other electronics suppliers, all of which provide reasonable notification of model changes, which allows the Company to minimize its level of discontinued or obsolete inventory. Inventories are presented net of a reserve for obsolescence of approximately $186,000 and $155,000 at February 28, 2013, and May 31, 2012, respectively. Actual results could differ from those estimates.

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

The most significant tangible long-lived asset owned by the Company is its corporate office building and the associated land in Fort Worth, Texas. The Company has received periodic appraisals of the fair value of this property, with the most recent appraisal completed in March 2013, and in each instance the appraised value exceeds the carrying value of the property.

The Company’s review of the carrying value of its tangible long-lived assets at February 28, 2013 and May 31, 2012 indicates the carrying value of these assets will be recoverable through estimated future cash flows. If the cash flow estimates, or the significant operating assumptions upon which they are based change in the future, the Company may be required to record impairment charges related to its long-lived assets.

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

Impairment of Intangible Assets: The Company’s intangible assets include both definite and indefinite lived assets. Indefinite lived intangible assets are not amortized but evaluated annually (or more frequently) for impairment under ASC 350, Intangibles-Goodwill and Other, (“ASC 350”). Definite lived intangible assets are amortized over the estimated useful life of the asset and reviewed for impairment upon any event that raises a question as to the asset’s ultimate recoverability as prescribed under ASC 360, Property, Plant and Equipment, (“ASC 360”).

The Company’s indefinite lived intangible assets consist of two perpetual licenses purchased by PCI. In May 2010, PCI purchased a perpetual trademark license to use the trademark “Hawk Electronics” (see Note – 13 “Trademark Purchase Obligation” for additional discussion). Since it has been determined the trademark license has an indefinite useful life, the carrying value of the trademark license is not amortized over a specific period of time but instead is tested for impairment at least annually in accordance with the provisions of ASC 350. In January 2013, PCI entered into a Settlement and Patent License Agreement (the “GeoTag Agreement”) with GeoTag, Inc. (“GeoTag”) for the rights to use GeoTag’s patented store locater tool on any of the Company’s websites. PCI paid GeoTag $75,000 for the use of the perpetual patent license. In addition, the perpetual patent license is a royalty-free, non-exclusive license that PCI or any of its Affiliates (as defined in the GeoTag Agreement, but includes Teletouch) can use throughout the life of the GeoTag store locator patent.

The Company evaluated the Hawk Electronics perpetual trademark license asset at May 31, 2012, in accordance with ASC 350 and determined the fair value of the license exceeded its carrying value; therefore, no impairment was recorded. The fair value of the perpetual trademark license was based upon the discounted estimated future cash flows of the Company’s cellular business which is the primary beneficiary of the Hawk brand.

Furthermore, the Company evaluates the GeoTag perpetual patent license in a manner similar to the Hawk Electronics perpetual trademark license by assessing whether events and circumstances have occurred within the Company’s cellular business that would no longer support an indefinite life for either of the perpetual licenses.

No changes have occurred in the business during the three or nine months ended February 28, 2013 that indicated impairment for either of the perpetual licenses.

Definite lived intangible assets consist of the capitalized cost associated with acquiring the AT&T distribution agreement, purchased subscriber base, GSA contract, TXMAS contract and loan origination costs associated with acquiring the new asset based revolving credit facility. The Company does not capitalize customer acquisition costs in the normal course of business, but would capitalize the purchase costs of acquiring customers from a third party. Intangible assets are carried at cost less accumulated amortization. Amortization on the AT&T distribution agreement is computed using the straight-line method over the contract’s remaining term through November 2014. The estimated useful lives for the intangible assets are as follows:

AT&T distribution agreement and subscriber base	1-13 years
GSA and TXMAS contracts	5 years
Loan origination fees	Term of loan

The Company defers certain direct costs in obtaining loans and amortizes such amounts using the straight-line method over the expected life of the loan, which approximates the effective interest method.

As of February 28, 2013, the most significant intangible assets owned by the Company are the AT&T distribution agreement and subscriber base. The AT&T cellular distribution agreement and subscriber base assets will be amortized through November 30, 2014, which is the expiration of the distribution agreement under the terms of the Third Amendment to the Distribution Agreement (see Note 5 – “Relationship With Cellular Carrier” for further discussion on the settlement of the litigation with AT&T and the resulting amended distribution agreement). Amortization expense over the 21 months remaining under the current term of the AT&T distribution agreement will be approximately $57,000 per month.

The AT&T distribution agreement asset represents a contract the Company has with AT&T, under which the Company is allowed to provide cellular services to its customers. The Company regularly forecasts the expected cash flows to be derived from the cellular subscriber base and the Company anticipates the future cash flows generated from its cellular subscriber base to exceed the carrying value of this asset.

Amortization of the AT&T distribution agreement, subscriber base, GSA and TXMAS contracts is recorded as an operating expense under the caption “Depreciation and Amortization” in the accompanying consolidated statements of operations.

Amortization of the loan origination fees is recorded under the caption “Interest expense” in the accompanying consolidated statements of operations.

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

Provision for Income Taxes: The Company accounts for income taxes in accordance with ASC 740, Income Taxes, (“ASC 740”) using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences, net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. A valuation allowance is recorded when it is more likely than not that deferred tax assets will be unrealizable in future periods. As of February 28, 2013 and May 31, 2012, the Company has recorded a valuation allowance against the full amount of its net deferred tax assets. The Company will continue to evaluate its financial forecast to determine if a portion of its deferred tax assets can be realized in future periods. When the Company is charged interest or penalties related to income tax matters, the Company records such interest and penalties as interest expense in the consolidated statement of operations.

The Company’s most significant deferred tax asset is its accumulated net operating loss. These net operating loss is subject to limitations as a result of a change in control that took place during August 2011, as defined by Section 382 of the Internal Revenue Code.

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

The Company primarily generates revenues by providing recurring cellular services and through product sales. Cellular services include cellular airtime and other recurring services provided through a distributor agreement with AT&T. Product sales include sales of cellular telephones, accessories, car audio products and other services through the Company’s retail and wholesale operations.

Cellular and other service revenues and related costs are recognized during the period in which the service is rendered. Associated subscriber acquisition costs are expensed as incurred. Product sales revenue is recognized at the time of shipment, when the customer takes title and assumes risk of loss, when terms are fixed and determinable and collectability is reasonably assured. The Company does not generally grant rights of return. However, to be competitive with AT&T’s programs, PCI offers customers a 15 day return / exchange program for new cellular subscribers. During the 15 days, a customer may return all cellular equipment and cancel service with no penalty. Reserves for returns, price discounts and rebates are estimated using historical averages, open return requests and market conditions. No reserves have been recorded for the 15 day cellular return program since only a very small number of customers utilize this return program and many fail to meet all of the requirements of the program, which include returning the phone equipment in new condition with no visible damage.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We did not have any foreign currency hedges or other derivative financial instruments as of February 28, 2013. We did not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted in the United States and any sales to overseas clients are denominated in US dollars (“USD”); therefore, the Company is not subject to material foreign currency exchange rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, the Company conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer (the “Certifying Officers”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Certifying Officers concluded that, as of February 28, 2013, our disclosure controls and procedures were not effective for the reasons stated below to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of interim or annual financial statements will not be prevented or detected on a timely basis by the company’s internal controls. Management concluded the following control deficiency constituted a material weakness as of November 30, 2010. Subsequent to that date, the Company was able to remediate certain control deficiencies, but determined this identified area is still considered a material weakness as of February 28, 2013, due to certain control deficiencies that have not been alleviated, as of the date of this Report.

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

In fiscal year 2011, the Company applied all of the initial remediation steps listed above with the exception of implementing a third party sales tax processing system. The Company has been in discussions with several tax software companies and has reviewed different tax software packages to determine which application will work best with the Company’s business transactions, as well as determine which packages are financially feasible for the Company to implement. To date, these software solutions have been too costly for the Company to implement and the Company is considering its alternatives. In the interim, the Company is manually reviewing sales tax rates and rate changes and updating the billing systems as needed. After further internal testing of the remediation steps completed to date, the Company determined certain steps have not been executed completely and continues to have control deficiencies. Additionally, as a result of the tax audit of PCI, certain issues were identified in the Company’s ability to compute and remit use taxes related to certain services that it purchases as well as other issues that were identified in the Company’s review and authentication of certain customer exemption forms. The Company is currently working on processes and procedures to fully revise and implement the remediation steps that had been previously identified and will focus on identifying additional remediation steps in an effort to resolve the material weaknesses in internal control over financial reporting as related to sales and use tax compliance matters. Due to the Company’s current financial condition, the Company has been unable to implement a sales tax calculation database but intends to do so as soon as practicable.

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

On November 3, 2011, a patent infringement action was filed in the U.S. District Court for the Eastern District of Texas, by GeoTag, Inc. v. Eye Care Centers of America, Inc., et al., which named the Company and numerous others, alleging that features of certain of the defendant’s e-commerce websites infringe U.S. Patent No. 5,930,474, entitled “Internet Organizer for Accessing Geographically and Topically Based Information.” Specifically, the infringement claim states that the Company’s store locator tool on its website violates this GeoTag patent. As the plaintiff, GeoTag was seeking relief including damages for the alleged infringement, costs, expenses and pre- and post-judgment interest and injunctive relief. As of the date of this Report, the Company has learned that this patent litigation is one of at least 20 such actions brought thus far by GeoTag and has resulted in over 400 companies across the United States being named in various similar suits, including many corporations and retail chains much larger than Teletouch, such as, Best Buy, Nordstrom, among others. The U.S. District Court for the Eastern District of Texas had previously set a trial date of October 7, 2013. On January 28, 2013, PCI entered into a Settlement and Patent License Agreement (the “GeoTag Agreement”) with GeoTag, Inc. (“GeoTag”) for the rights to use GeoTag’s patented store locater tool on any of the Company’s websites. PCI paid GeoTag $75,000 for the use of the perpetual patent license. In addition, the perpetual patent license is a royalty-free, non-exclusive license that PCI or any of its Affiliates (as defined in the GeoTag Agreement, but includes Teletouch) can use throughout the life of the GeoTag store locator patent.

Item 1A. Risk Factors

We may not be able to comply with certain financial or other covenants under our senior revolving credit facility which would trigger an event of default and result in a default interest rate and / or a possible acceleration of the maturity date of the credit facility.

The Company’s cellular operations continue to experience a decrease in earnings primarily due to the ongoing decline in the Company’s subscriber base which is attributable to the cost of upgrading and acquiring new cellular subscribers, lack of advertising and the ability to transfer existing AT&T customers to the Company’s subscriber base. In addition, the Company’s wholesale operations have not been successful in increasing sales to help offset the decline in the cellular operation’s earnings even though it has acquired several national and geographic exclusive distribution agreements from cellular handset, cellular accessory and car audio manufacturers in fiscal year 2013. If the Company does not improve earnings, as projected, from its operations, it may not be able to meet certain financial covenants under its senior revolving credit facility with DCP Teletouch Lender, LLC (“DCP”) which would trigger a default interest rate under the credit facility and / or a possible acceleration of the maturity date of the revolving credit facility. The Company must meet quarterly minimum earnings and debt service coverage ratios as defined under the loan agreement with DCP. These calculations are heavily dependent upon the Company’s ability to maintain profits in its cellular operations, increase sales in its wholesale operations and monitor overhead costs. The senior revolving credit facility has an annual interest rate of 14% with a maximum default rate of 20%. The Company cannot provide assurance that it will be able to meet certain financial covenants under its senior revolving credit facility if it is unable to increase sales from its wholesale operations and / or decrease costs to help offset the continuing decline in earnings from its cellular operations.

On March 22, 2013, the Company received consents from three of its shareholders, collectively representing 70.3% of the Company’s outstanding common shares, approving certain shareholder proposals. Included in these proposals was the removal of the Company’s five independent directors and the replacement of those directors with five shareholder nominees to the Board (the “Board Appointees”). On April 1, 2013, following approval of the Board, as constituted with the Board Appointees, the Company gave written notices to Robert M. McMurrey, Chief Executive Officer and Chairman and Thomas A. Hyde, Jr., President and Chief Executive Officer that their respective employment agreements would not be renewed and would therefore expire on May 31, 2013. Said notices were notices of non-renewal of such employment agreements, and did not terminate Messrs. McMurrey’s or Hyde’s respective employment with the Company. The notices stated, in respective parts, that the Board desires that Messrs. McMurrey and Hyde remain employed by the Company, with the future terms of such employment to be determined after the Company’s Compensation Committee recommends and the Board adopts policies for the employment of executives of the Company. Messrs. McMurrey and Hyde have notified the Company that they dispute the legal effect of the above-described notices, and they believe that their respective employment agreements have automatically renewed for an additional one year term ending May 31, 2014.

Under the terms of the loan agreement with DCP, a specific event of default may be triggered upon a change in control which, as defined in the loan agreement, includes, an event whereby Messrs. McMurrey, Hyde or Douglas E. Sloan cease for any reason cease to hold the office of Chairman and CEO, President and COO and CFO of the Company, respectively, or be actively engaged in the day-to-day management of the Company, unless within 90 days of such cessation, a successor to the office of the effected individual is appointed by the Company, which successor is acceptable to DCP in its commercially reasonable discretion. In the event that the dispute between Messrs. McMurrey and Hyde and the Company is not resolved or any other matter results in either of them ceasing to be an employee of the Company, there can be no assurance provided that the Company will be able to locate a successor for either or both positions that will be accepted by DCP. In that circumstance, the Company would be in default under the terms of the loan agreement which could result in acceleration of the maturity date of the loan agreement with DCP.

If the senior debt were accelerated by DCP, the Company would not have sufficient cash to repay this obligation without securing new financing or by accelerating the sale of its subscriber base to AT&T (as provided for under the terms of the Fourth Amendment, effective February 1, 2013, to its AT&T Distribution Agreement). The Company can provide no assurance that is could raise sufficient cash under either option to meet any timing expectations of DCP.

Due to uncertainty in the application and interpretation of applicable state sales tax laws, we may be exposed to additional sales tax liability.

In October 2010, the State of Texas (the “State”) began conducting a sales and use tax audit of the Company’s subsidiary, PCI, covering the period from January 2006 to October 2009. On March 27, 2012, the Company received a summary of the errors identified by the State auditor on selected billing statements and invoices, which further included computations of these errors extrapolated over the respective total billings and purchases for the audit period. Based on the information provided by the State, the Company recorded a sales and use tax liability of approximately $1,850,000, including approximately $443,000 in penalties and interest that were expected to be assessed by the State in its third quarter ending February 29, 2012 consolidated financial statements. On June 11, 2012, the Company received notice from the State the sales and use tax audit was complete. As a result of the final audit assessments provided by the State, the Company adjusted its sales and use tax liability related to the tax audit to reflect a total obligation of approximately $1,880,000, including approximately $466,000 in assessed penalties and interest. The sales and use tax assessed by the State, before penalties and interest, totaled approximately $1,414,000 for the tax audit period, and was comprised of approximately $6,000 of use tax related to fixed asset purchases, $126,000 of use tax due on various services purchased by the Company, $637,000 of under billed sales taxes related to cellular services billings and $645,000 of under billed sales taxes related to other billings. On January 7, 2013, the Company and the State executed a settlement agreement, whereby the Company agreed to settle its approximately $1,911,000 tax liability, which included penalties and interest assessed through January 3, 2013 of approximately $498,000, by making a series of payments to the State totaling approximately $1,414,000. If the Company fails to make any of the payments due under the agreement, the full assessment of the original tax obligation will become due and payable with any additional penalties and interest that may have accrued. Through February 28, 2013, the Company has paid a total of $647,000 against the sales and use tax audit obligation and the State has agreed to apply those payments against the total tax liability (see Note 11 – “Texas Sales and Use Tax Obligation” for more information on the sales tax settlement agreement with the State). Although the Company intends to comply with the terms of the tax settlement agreement with the State, the Company can provide no assurance the full obligation will not be assessed if the payments terms as described in the agreement are not followed.

Based on the results of the recently completed Texas sales tax audit, the Company believes it may have additional financial exposure for certain periods following October 2009, the last month covered under the prior sales tax audit. Similar tax computations were applied to the Company’s cellular billings through November 2010, the point at which PCI made substantial system and process changes to correct these tax computations. Other sales and use tax issues have been identified during the course of the sales tax audit and were corrected at various dates thereafter.

On January 15, 2013, the Company was noticed by the State of Texas that it was preparing for a sales and use tax audit of PCI for the periods beginning November 2009 and forward, but as of the date of this Report this audit has not started and the audit period through which the audit will cover has not been determined.

The Company has estimated its potential sales and use tax exposure to be between $340,000 and $463,000, including estimated penalties and interest of approximately $54,000 and $67,000, respectively, through February 28, 2013. This estimate covers all periods following the prior sales tax audit period through the date that each identified tax issue was corrected by the Company. Since the Company cannot predict the outcome of a future sales tax audit, it has recorded the low end of the estimated loss in its consolidated financials as of February 28, 2013. The Company’s estimate of the low end of the range of potential liability considered only the errors identified in the completed sales tax audit whereas the high end of the range was estimated using a conservative application of sales tax rates on the majority of the cellular services billed from November 2010, the end of the prior audit period, through October 2011, the month that the identified tax issues were remediated by the Company. The actual liability, as a result of the future tax audit, could fall outside of our estimated range due to items that could be identified during the audit but not considered by us.

Furthermore, the Teletouch Communications, Inc. entity is currently undergoing a Texas sales and use tax audit. The audit began on October 15, 2012 and covers the period June 1, 2008 through May 31, 2012. This includes a sales and use tax audit of the Company’s two-way business and corporate purchases. The Company does not anticipate the audit to be as complex or lengthy as the PCI audit since the two-way business had significantly fewer transactions than the PCI business units. The previous sales and use tax audit assessment for Teletouch Communications, Inc. was approximately $47,000, including $11,000 in penalties and interest and covered the period June 1, 2004 through May 31, 2008. As of the date of this Report, the Company cannot predict the outcome of the future Teletouch audit and the amount of a potential obligation cannot be reasonable estimated. In addition, Teletouch can provide no assurance the results of the current audit will be similar to its previous sales tax audit.

We may be unable to negotiate extensions on our matured and soon to mature real estate loans and may be subject to lenders taking action to foreclose on our corporate office and warehouse facility

The Company’s real estate loans with East West Bank and Jardine Capital Corporation initially matured on May 3, 2012. Both lenders have granted several extensions of the maturity date of their respective loans. As of the date of this Report, Jardine Capital Corporation has granted an extension of the maturity date of their loan through May 31, 2013, but the East West Bank loan matured on February 3, 2013 and an extension is being discussed but has not been granted. With the completion of the senior debt restructuring and the settlement of the sales tax obligation, the Company is optimistic it will be successful in securing a commitment from a new lender to finance its real estate, if needed. The Company has placed the real estate for sale and is currently negotiating a term sheet with a prospective buyer. If the real estate is sold, the Company expects the proceeds to be sufficient to pay the balance due on all of its current real estate debt based on an appraisal of the real estate received in March 2013 on all of the Company’s real estate in Fort Worth, Texas (corporate office building on 6.0 acres, 6.93 acres of excess adjacent land and a free standing billboard on 0.08 acres of land). The Company can provide no assurance it will be successful in selling the real estate, securing new real estate financing or that East West Bank will be agreeable to extend the maturity date of their loan or that any further extensions from either mortgage lender will allow a sufficient amount of time for the Company to sell the real estate or close refinance the current debt before the current estate lenders take action against the Company and the underlying real estate collateral.

In the event the real estate is foreclosed on by either lender, the Company believes that it has sufficient cash on hand and will generate sufficient cash from operations to support the relocation of the Company’s Fort Worth offices and warehouse and the expected costs of leasing a new facility. The Company has not taken any steps to locate a building to relocate to and believes that the relocation process could be temporarily disruptive to its operations.

We are exposed to credit risk, collection risk and payment delinquencies on accounts receivable.

Our standard terms and conditions permit payment within a specified number of days following the receipt of services or products. While we have procedures to monitor and limit exposure to credit risk on our receivables, there can be no assurance such procedures will continue to effectively limit collection risk and avoid losses. To date, our losses on uncollectible receivables have been within historical trends and expectations but due to continuing poor economic conditions, certain of our customers have faced and may face liquidity concerns and have delayed, and may delay or may be unable to satisfy their payment obligations. Additionally, a sizable number of our cellular subscribers have transferred their services to AT&T to purchase the iPhone or other services that we have not been allowed to offer until this fiscal year. Balances due to us by customers that transfer to AT&T have proven difficult to collect once their service has been established with AT&T directly. Both of these factors, among others, may have a material adverse effect on our financial condition and operating results in future periods. During the third fiscal quarter, the Company began insuring all new customers in its wholesale business with open credit lines exceeding $10,000 with Euler Hermes, a national trade credit insurance company, to further limit the Company’s credit risk.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the Loan and Security Agreement (the “DCP Loan Agreement”) that was executed with DCP Teletouch Lender, LLC (“DCP”) on February 8, 2013, the Company entered into a Subscription Agreement (the “DCP Subscription Agreement”). Under the terms of the DCP Subscription Agreement, the Company agreed to issue to DCP shares of its common stock equal to $200,000, based on an issue price per share computed at 90% of the prior 60-day volume weighted average closing price preceding the February 8, 2013 closing date, calculated at 530,398 shares (the “DCP Shares”). DCP represented that it was an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)), and the Company sold the securities in reliance upon an exemption from registration contained in Section 4(2) under the Securities Act. The securities sold may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6.Exhibits

Exhibit
Number	Title of Exhibit
2.1	Asset Purchase Agreement dated August 11, 2012 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on August 16, 2012)
3.1	Restated Certificate of Incorporation for the Company (incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended February 28, 2002)
3.2	Bylaws of Teletouch Communications, Inc., as amended July 31, 1995 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on August 18, 1995)
10.1	Tax Settlment Agreement dated January 7, 2013 (incorporated by reference from the Form 8-K filed with the SEC on January 11, 2013)
10.2	GeoTag, Inc. Settlement and Patent License Agreement dated January 28, 2013
10.3	Loan and Security Agreement dated February 8, 2013
10.4	Revolving Note dated February 8, 2013
10.5	Subscription Agreement dated February 8, 2013
10.6	Buyback Right and Agreement not to Short Securities of Teletouch dated February 8, 2013
10.7	Sixth Amendment to the Thermo Loan Agreement dated February 8, 2013
10.8	Thermo Amended and Restated Subordinated Promissory Note dated February 8, 2013
10.9	Subordination and Intercreditor Agreement dated February 8, 2013

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1	Certification pursuant to 1350, Chapter 63, Title 18 of United States Code
32.2	Certification pursuant to 1350, Chapter 63, Title 18 of United States Code
99.1	Consent of Shareholders dated March 22, 2013 (Filed as an Exhibit to the Current Report on Form 8-K filed on March 28, 2013 and incorporated by reference)

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

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

Date: April 15, 2013	TELETOUCH COMMUNICATIONS, INC.

	By:	/s/ Robert M. McMurrey
Robert M. McMurrey Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Douglas E. Sloan
Douglas E. Sloan Chief Financial Officer (Principal Financial and Accounting Officer)

